Form 10-Q
period 1996-03-31
CORE LABORATORIES N V
filed 1996-05-14
CIK 1000229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
         (Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                                        OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________________ to ___________

                         Commission File Number 0-26710

                             CORE LABORATORIES N.V.
             (Exact name of Registrant as specified in its charter)

         THE NETHERLANDS                                       NOT APPLICABLE
(State of other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          HERENGRACHT 424
         1017 BZ AMSTERDAM
          THE NETHERLANDS                                       NOT APPLICABLE
(Address of principal executive offices)                          (Zip Code)


      Registrant's telephone number, including area code: (31-20) 420-3191

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X     No

     The number of shares of common shares of the Registrant, par value NLG .03 per share, outstanding at May 10, 1996 was 9,466,800.

                             CORE LABORATORIES N.V.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

                                                                                                         PAGE
Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at March 31, 1996 and December 31, 1995  .......................      1
         Consolidated Income Statements for the Three Months Ended
              March 31, 1996 and 1995 ...............................................................      2
         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 1996 and 1995  ..............................................................      3
         Notes to Consolidated Financial Statements  ................................................      4
     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................      6

Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................      9

     Item 2--Changes in Securities...................................................................      9

     Item 3-- Defaults Upon Senior Securities........................................................      9

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................      9

     Item 5--Other Information.......................................................................     10

     Item 6-- Exhibits and Reports on Form 8-K  .....................................................     10

Signature     .......................................................................................     11

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                                                                         MARCH 31,         DECEMBER 31,
                                                                                           1996               1995
                                                                                        ----------         ---------
ASSETS                                                                                  (UNAUDITED)        (AUDITED)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $    2,672        $    4,326
     Accounts receivable, net....................................................           25,093            22,540
     Inventories ................................................................            7,118             8,135
     Prepaid expenses and other  ................................................            1,183             1,039
     Deferred tax assets  .......................................................              320               320
                                                                                        ----------         ---------
Total current assets  ...........................................................           36,386            36,360

PROPERTY, PLANT AND EQUIPMENT....................................................           27,431            22,964
     Less-- accumulated depreciation.............................................           (3,868)           (2,926)
                                                                                        ----------        ----------
                                                                                            23,563            20,038
INTANGIBLES AND GOODWILL, net ...................................................            8,416             8,513
DEFERRED DEBT COST, net .........................................................               49                35
LONG-TERM INVESTMENT ............................................................              400               400
                                                                                        ----------        ----------
         Total assets  ..........................................................       $   68,814        $   65,346
                                                                                        ==========        ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt .......................................       $    3,860        $    2,500
     Short-term debt.............................................................               --               190
     Accounts payable............................................................            3,018             5,430
     Accrued payroll and related costs ..........................................            2,452             2,974
     Accrued income taxes payable ...............................................              960               613
     Other accrued expenses  ....................................................            3,704             2,461
                                                                                        ----------        ----------
Total current liabilities  ......................................................           13,994            14,168

LONG-TERM DEBT ..................................................................           13,850            11,875
DEFERRED TAX LIABILITIES ........................................................              611               611
OTHER LONG-TERM LIABILITIES  ....................................................            1,511             1,509
MINORITY INTEREST................................................................              102                96
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preference shares, NLG .03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................                 -                 -
     Common shares, NLG .03 par value; 30,000,000 shares authorized,
         9,466,800 issued and outstanding........................................              166               166
     Additional paid-in capital..................................................           32,360            32,360
     Retained earnings...........................................................            6,220             4,561
                                                                                        ----------        ----------
         Total shareholders' equity..............................................           38,746            37,087
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $   68,814        $   65,346
                                                                                        ==========        ==========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        ---------------------------
                                                                                            1996             1995
                                                                                        -----------      ----------
                                                                                        (UNAUDITED)       (UNAUDITED)
SERVICES ........................................................................       $    16,496      $   13,837
SALES............................................................................             6,879           3,967
                                                                                        -----------      ----------
                                                                                             23,375          17,804
OPERATING EXPENSES:
     Costs of services ..........................................................            12,999          10,958
     Costs of sales..............................................................             5,676           3,274
     General and administrative expenses ........................................               930             726
     Depreciation and amortization...............................................             1,039             689
     Other income, net...........................................................               (51)             13
                                                                                        -----------     -----------
                                                                                             20,593          15,660

INCOME BEFORE INTEREST EXPENSE AND
     INCOME TAX EXPENSE..........................................................             2,782           2,144

INTEREST EXPENSE ................................................................               342             802
                                                                                        ------------    -----------
INCOME BEFORE INCOME TAX EXPENSE.................................................             2,440           1,342

INCOME TAX EXPENSE ..............................................................               781             409
                                                                                        -----------     -----------
NET INCOME.......................................................................             1,659             933

LESS - Net income applicable to preferred loan stock.............................                --            (112)
                                                                                        -----------     -----------
NET INCOME APPLICABLE TO COMMON SHARES ..........................................       $     1,659     $       821
                                                                                        ===========     ===========
NET INCOME PER SHARE ............................................................       $       .18     $       .12
                                                                                        ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING..............................................         9,466,800       6,666,800
                                                                                        ===========     ===========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                                       THREE MONTHS ENDED MARCH 31,
                                                                                        ---------------------------
                                                                                             1996           1995
                                                                                        -----------     -----------
                                                                                         (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..................................................................       $     1,659     $       933
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation............................................................               942             629
         Amortization............................................................               100             114
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable..............................            (1,097)          3,592
         Decrease in inventories.................................................             1,017             482
         Increase in prepaid expenses and other..................................              (133)           (114)
         Decrease in accounts payable............................................            (2,733)           (672)
         Increase (decrease) in accrued payroll..................................              (642)            152
         Increase (decrease) in accrued income taxes payable.....................               347            (259)
         Increase (decrease) in other accrued expenses...........................               867          (1,266)
         Other ..................................................................               (24)           (108)
                                                                                        -----------     -----------
              Net cash provided by operating activities .........................               303           3,483
                                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................              (775)           (299)
     Acquisition of Gulf States Analytical, Inc. ................................            (4,310)            --
     Final payment for business acquired from Western Atlas
       International, Inc........................................................                --          (1,778)
                                                                                        -----------     -----------
         Net cash used in investing activities...................................            (5,085)         (2,077)
                                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt .................................................            (6,565)         (1,310)
     Borrowings under long-term debt ............................................             9,900              --
     Decrease in short-term debt.................................................              (190)             --
     Other.......................................................................               (17)             --
                                                                                        -----------     -----------
         Net cash provided by financing activities...............................             3,128          (1,310)
                                                                                        -----------     -----------
NET CHANGE IN CASH...............................................................            (1,654)             96
CASH, beginning of period........................................................             4,326           2,698
                                                                                        -----------     -----------
CASH, end of period..............................................................       $     2,672     $     2,794
                                                                                        ===========     ===========

   The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Balance sheet information as of December 31, 1995, has been derived from the 1995 annual audited financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.

     Net income per share is calculated by dividing net income available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the applicable periods presented.


2.   INVENTORIES

     Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                            MARCH 31,       DECEMBER 31,
                                              1996              1995
                                             ------            ------
                                           (UNAUDITED)       (AUDITED)

Parts and materials .............            $1,406            $3,468
Work in process .................             5,712             4,667
                                             ------            ------
         Total ..................            $7,118            $8,135
                                             ======            ======
                                       4

                             CORE LABORATORIES N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                                   (UNAUDITED)

3.   LONG-TERM DEBT

     Long-term debt at March 31, 1996 and December 31, 1995 is summarized in the following table (in thousands):

                                                                                        MARCH  31,      DECEMBER 31,
                                                                                           1996             1995
                                                                                        ----------      -----------
                                                                                        (UNAUDITED)      (AUDITED)
     Unsecured Credit Agreement with a bank group:
         $14,000 term loan facility..............................................      $    11,250      $    11,875
         $7,500 revolving credit facility........................................              --             2,500
         $15,000 uncommitted guidance facility ..................................            6,460               --
                                                                                        ----------      -----------
              Total debt ........................................................           17,710           14,375
         Less-- current maturities...............................................            3,860            2,500
                                                                                        ----------      -----------
                  Total long-term debt...........................................      $    13,850      $    11,875
                                                                                       ===========      ===========

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read in conjunction with the Company's Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.


GENERAL

     The Company is engaged in the business of (i) high-technology laboratory services and (ii) the manufacture and sale of integrated octane measurement equipment, process analyzer systems, and petroleum reservoir rock and fluids analysis instrumentation. The Company is the worldwide leader (based on revenues and laboratory procedures performed) in analyzing core samples from petroleum reservoirs and in providing reservoir fluids analyses. The Company is also the leading supplier of octane measurement systems for on-line process streams. Core Laboratories currently operates 46 facilities in 16 countries and has approximately 1,200 employees.

     The Company continually reviews potential acquisition possibilities in existing or related business areas to add key technologies, enhance market presence or complement existing businesses. In January 1996, the Company acquired substantially all of the assets of Gulf States Analytical, Inc., a Houston-based environmental testing laboratory. This acquisition is expected to broaden the services offered by the Company to its clients.

RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's income statements for the periods indicated:

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------------------------
                                                                              PERCENTAGE OF
                                                                              TOTAL REVENUE
                                                                       -------------------------      % INCREASE
                                                                        1996               1995        (DECREASE)
                                                                       -------           -------       ----------
Services .......................................................         70.6              77.7             19.2
Sales  .........................................................         29.4              22.3             73.4
                                                                       -------          --------
                                                                        100.0             100.0             31.3
Operating expenses:
     Cost of services ..........................................         55.6              61.5             18.6
     Cost of sales  ............................................         24.3              18.4             73.4
     General and administrative expenses........................          4.0               4.1             28.1
     Depreciation and amortization..............................          4.4               3.9             50.8
     Other income, net..........................................           (.2)              .1              *
                                                                       --------         -------
                                                                         88.1              88.0             31.5
Income before interest expense and income tax expense...........         11.9              12.0             29.8
Interest expense................................................          1.5               4.5            (57.4)
                                                                       -------          --------
Income before income tax expense................................         10.4               7.5             81.8
Income tax expense..............................................          3.3               2.3             91.0
                                                                       -------          --------
Net income......................................................          7.1               5.2             77.8
                                                                       =======          ========

         *  Percentage not meaningful.

     Service revenue for three months ended March 31, 1996 increased 19.2% to $16.5 million compared to the corresponding period of 1995. The increase in service revenue primarily resulted from the acquisitions of four laboratories from PACE, Incorporated ("PACE Labs") and Gulf States Analytical, Inc. ("GSAI").

     Sales revenue for the three month period ended March 31, 1996 increased 73.4% or $2.9 million over the same period of the prior year. The increase was primarily due to (i) additional revenue from the acquisition of Pastech, Inc. ("Pastech") and (ii) improved sales in the Company's Technology Products operation.

     Cost of services and sales as a percentage of services and sales revenue for the quarter ended March 31, 1996 was unchanged at 79% and 83%, respectively, compared to a year ago.

     General and administrative expenses for the quarter ended March 31, 1996 increased $0.2 million compared to the corresponding period in 1995. The increase was primarily due to costs associated with being a publicly traded company and increased personnel costs due to growth.

     Depreciation and amortization expense for the three month period ended March 31, 1996 increased 50.8% compared to a year ago primarily due to the acquisitions of Pastech, PACE Labs, and GSAI.

                                       7

     Interest expense for the quarter ended March 31, 1996 decreased 57.4% compared to 1995. The decrease was primarily due to a reduction in debt after the initial public offering of 2.8 million common shares in 1995.

     The Company's effective income tax rate was approximately 32.0% for the three months ended March 31, 1996 compared to 30.5% for three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the three month period ended March 31, 1996 the Company had operating cash flow of $0.3 million compared to $3.5 million for the corresponding period in 1995. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

     In January 1996, the Company borrowed $3.1 million under the revolving credit facility to partially fund the acquisition of GSAI. Subsequently, the Company borrowed $6.8 million under the guidance facility and used the funds to repay the outstanding $5.6 million drawn under the revolving credit facility. Quarterly principal installments of $340,000 on the guidance facility are due beginning March 31, 1996, with a final maturity on December 31, 2000.

                             CORE LABORATORIES N.V.
                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is (or may from time to time be) a named defendant in lawsuits and is (or may from time to time be) a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not at this time expect these matters to have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Stockholders voting at the Annual Meeting on April 26, 1996, and by proxy, elected three incumbent Supervisory Directors to serve on the Company's Board of Supervisory Directors until the 1999 annual meeting. The vote tabulation for the individual Directors was:

    DIRECTOR             SHARES FOR     SHARES WITHHELD

David M. Demshur          7,757,481         1,050
Bob G. Agnew              7,757,481         1,050
Timothy J. Probert        7,757,481         1,050

     Voting stockholders also confirmed the Dutch Statutory Accounts for the year ended December 31, 1995. The proposal was approved by 7,752,681 (99.9%) votes for and 3,150 (0.04%) votes against with 2,700 (0.03%) abstentions.

     Voting stockholders also approved the extension of the authority of the Management Board to repurchase Common Shares of the Company until October 25, 1997. The proposal was approved by 6,943,183 (89.5%) votes for and 800 (0.01%) votes against with 2,450 (0.03%) abstentions and 812,098 (10.5%) non-votes.

     Voting stockholders also approved the extension of the authority of the Supervisory Board to issue Common Preferred Shares under grant rights (including options to purchase) on such shares until April 25, 2001. The proposal was approved by 6,931,913 (89.3%) votes for and 7,370 (0.09%) votes against with 4,750 (0.06%) abstentions and 814,498 (10.5%) non-votes.

                                       9

     Voting stockholders also approved the extension of the authority of the Supervisory Board to limit or exclude preemptive rights contained in the Articles of Association of the Company until April 25, 2001. The proposal was approved by 6,930,938 (89.3%) votes for and 5,620 (0.07%) votes against with 7,475 (1.0%) abstentions and 814,498 (10.5%) non-votes.

     Voting stockholders also approved the appointment of Arthur Andersen LLP as the Company's independent public auditors for the fiscal year ended December 31, 1996. The proposal was approved by 7,753,881 (99.9%) votes for and 1,150 (0.01%) votes against with 3,500 (0.05%) abstentions.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.
                                                 INCORPORATED BY
                                                REFERENCE FROM THE
EXHIBIT NO.            EXHIBIT TITLE            FOLLOWING DOCUMENTS

  27.1          Financial Data Schedule         Filed Herewith

     (b) Reports on Form 8-K.
              None
                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CORE LABORATORIES N.V.
                                 by: Core Laboratories International B.V.

Dated:   May 14, 1996            By: /S/ RICHARD L. BERGMARK
                                         Richard L. Bergmark
                                         Chief Financial Officer and Treasurer
                                         (Principal Financial Officer and
                                         Chief Accounting Officer)