Form 10-Q
period 1996-06-30
CORE LABORATORIES N V
filed 1996-08-12
CIK 1000229

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to ______________

                         Commission File Number 0-26710

                             CORE LABORATORIES N.V.
             (Exact name of Registrant as specified in its charter)

      THE NETHERLANDS                               NOT APPLICABLE
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

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

    Yes [X]     No [ ]

    The number of shares of common shares of the Registrant, par value NLG .03 per share, outstanding at August 7, 1996 was 9,466,800.

================================================================================

                             CORE LABORATORIES N.V.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996

                                      INDEX
                                                                            PAGE
Part I -- Financial Information

    Item 1 -- Financial Statements

        Consolidated Balance Sheets at June 30, 1996 and
           December 31, 1995  ............................................     1

        Consolidated Income Statements for the Three Months Ended
           June 30, 1996 and 1995 ........................................     2

        Consolidated Income Statements for the Six Months Ended
           June 30, 1996 and 1995.........................................     3

        Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 1996 and 1995  .......................................     4

        Notes to Consolidated Financial Statements  ......................     5

    Item 2 -- Management's Discussion and Analysis of Financial
              Condition and Results of Operations  .......................     7

Part II -- Other Information

    Item 1-- Legal Proceedings............................................     9

    Item 2--Changes in Securities.........................................     9

    Item 3-- Defaults Upon Senior Securities..............................     9

    Item 4-- Submission of Matters to a Vote of Security Holders .........     9

    Item 5--Other Information.............................................     9

    Item 6-- Exhibits and Reports on Form 8-K  ...........................     9

Signature  ...............................................................    10

                                       i

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                         JUNE 30,   DECEMBER 31,
                                                           1996         1995
                                                        -----------  ---------
                                                        (UNAUDITED)  (AUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ..........................   $  3,071    $  4,326
    Accounts receivable, net ...........................     23,949      22,540
    Inventories ........................................      7,281       8,135
    Prepaid expenses and other .........................      1,014       1,039
    Deferred tax assets ................................        320         320
                                                           --------    --------
Total current assets ...................................     35,635      36,360

PROPERTY, PLANT AND EQUIPMENT ..........................     28,705      22,964
    Less-- accumulated depreciation ....................     (4,726)     (2,926)
                                                           --------    --------
                                                             23,979      20,038
INTANGIBLES AND GOODWILL, net ..........................      8,319       8,513
DEFERRED DEBT COST, net ................................         49          35
LONG-TERM INVESTMENT ...................................        400         400
                                                           --------    --------
        Total assets ...................................   $ 68,382    $ 65,346
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt ...............   $  3,860    $  2,500
    Short-term debt ....................................       --           190
    Accounts payable ...................................      3,998       5,430
    Accrued payroll and related costs ..................      2,301       2,974
    Accrued income taxes payable .......................        339         613
    Other accrued expenses .............................      2,316       2,461
                                                           --------    --------
Total current liabilities ..............................     12,814      14,168

LONG-TERM DEBT .........................................     12,885      11,875
DEFERRED TAX LIABILITIES ...............................        611         611
OTHER LONG-TERM LIABILITIES ............................      1,330       1,509
MINORITY INTEREST ......................................         94          96
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preference shares, NLG .03 par value;
        3,000,000 shares authorized, no shares
        issued or outstanding ..........................       --          --
    Common shares, NLG .03 par value;
        30,000,000 shares authorized,
        9,466,800 issued and outstanding ...............        166         166
    Additional paid-in capital .........................     32,360      32,360
    Retained earnings ..................................      8,122       4,561
                                                           --------    --------
        Total shareholders' equity .....................     40,648      37,087
                                                           --------    --------
           Total liabilities and shareholders' equity ..   $ 68,382    $ 65,346
                                                           ========    ========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                                JUNE 30,
                                                       ------------------------
                                                          1996         1995
                                                       ----------   -----------
                                                       (UNAUDITED)  (UNAUDITED)
SERVICES ...........................................   $   16,662   $    13,654
SALES ..............................................        6,762         4,971
                                                       ----------   -----------
                                                           23,424        18,625
OPERATING EXPENSES:
    Costs of services ..............................       13,081        10,865
    Costs of sales .................................        5,346         3,993
    General and administrative expenses ............          947           551
    Depreciation and amortization ..................          957           686
    Other expense (income), net ....................            4           (99)
                                                       ----------   -----------
                                                           20,335        15,996
INCOME BEFORE INTEREST EXPENSE AND
    INCOME TAX EXPENSE .............................        3,089         2,629
INTEREST EXPENSE ...................................          292           871
                                                       ----------   -----------
INCOME BEFORE INCOME TAX EXPENSE ...................        2,797         1,758
INCOME TAX EXPENSE .................................          895           534
                                                       ----------   -----------
NET INCOME .........................................        1,902         1,224
LESS - Net income applicable to preferred loan stock         --            (113)
                                                       ----------   -----------
NET INCOME APPLICABLE TO COMMON SHARES .............   $    1,902   $     1,111
                                                       ==========   ===========
NET INCOME PER SHARE ...............................   $      .20   $       .17
                                                       ==========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ................    9,466,800     6,666,800
                                                       ==========   ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                     --------------------------
                                                        1996            1995
                                                     -----------    -----------
                                                     (UNAUDITED)    (UNAUDITED)
SERVICES .........................................   $    33,158    $    27,491
SALES ............................................        13,641          8,938
                                                     -----------    -----------
                                                          46,799         36,429
OPERATING EXPENSES:
    Costs of services ............................        26,080         21,823
    Costs of sales ...............................        11,022          7,267
    General and administrative expenses ..........         1,877          1,277
    Depreciation and amortization ................         1,996          1,375
    Other income, net ............................           (47)           (86)
                                                     -----------    -----------
                                                          40,928         31,656
INCOME BEFORE INTEREST EXPENSE AND
    INCOME TAX EXPENSE ...........................         5,871          4,773
INTEREST EXPENSE .................................           634          1,673
                                                     -----------    -----------
INCOME BEFORE INCOME TAX EXPENSE .................         5,237          3,100
INCOME TAX EXPENSE ...............................         1,676            943
                                                     -----------    -----------
NET INCOME .......................................         3,561          2,157
LESS - Net income applicable to
    preferred loan stock .........................          --             (225)
                                                     -----------    -----------
NET INCOME APPLICABLE TO COMMON SHARES ...........   $     3,561    $     1,932
                                                     ===========    ===========
NET INCOME PER SHARE .............................   $       .38    $       .29
                                                     ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ..............     9,466,800      6,666,800
                                                     ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                          ------------------
                                                           1996       1995
                                                          -------    -------
                                                        (UNAUDITED) (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ........................................   $ 3,561    $ 2,157
    Adjustments to reconcile net income
        to net cash provided
        by operating activities:
        Depreciation ..................................     1,800      1,254
        Amortization ..................................       201        237
        Gain on sale ..................................      --          (26)
    Changes in assets and liabilities:
        Decrease (increase) in accounts receivable ....        47       (796)
Decrease in inventories ...............................       854        194
        Decrease in prepaid expenses and other ........        36        109
        Increase (decrease) in accounts payable .......    (1,753)     1,641
        Increase (decrease) in accrued payroll ........      (793)       365
        Decrease in accrued income taxes payable ......      (273)      (204)
        Decrease in other accrued expenses ............      (522)    (1,449)
        Other .........................................      (240)        23
                                                          -------    -------
           Net cash provided by operating activities ..     2,918      3,505
                                                          -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets ................      --          856
    Capital expenditures ..............................    (2,023)    (1,189)
    Acquisition of Gulf States Analytical, Inc. .......    (4,310)      --
    Final payment for business acquired from
      Western Atlas International, Inc. ...............      --       (1,778)
                                                          -------    -------
        Net cash used in investing activities .........    (6,333)    (2,111)
                                                          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt ........................    (7,530)    (1,310)
    Borrowings under long-term debt ...................     9,900       --
    Decrease in short-term debt .......................      (190)      --
    Other .............................................       (20)      --
                                                          -------    -------
        Net cash provided by financing activities .....     2,160     (1,310)
                                                          -------    -------
NET CHANGE IN CASH ....................................    (1,255)        84
CASH, beginning of period .............................     4,326      2,698
                                                          -------    -------
CASH, end of period ...................................   $ 3,071    $ 2,782
                                                          =======    =======

           The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Balance sheet information as of December 31, 1995, has been taken from the 1995 annual audited financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.

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

2.  INVENTORIES

     Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                                       JUNE 30,     DECEMBER 31,
                                                         1996          1995
                                                        ------        ------
                                                     (UNAUDITED)     (AUDITED)

Parts and materials ........................            $1,511        $3,468
Work in process ............................             5,770         4,667
                                                        ------        ------
       Total ...............................            $7,281        $8,135
                                                        ======        ======

                             CORE LABORATORIES N.V.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  LONG-TERM DEBT

     Long-term debt at June 30, 1996 and December 31, 1995 is summarized in the following table (in thousands):

                                                        JUNE 30,   DECEMBER 31,
                                                         1996         1995
                                                        -------      -------
                                                      (UNAUDITED)   (AUDITED)
Unsecured Credit Agreement with a bank group:
    $14,000 term loan facility .....................    $10,625      $11,875
    $7,500 revolving credit facility ...............       --          2,500
    $15,000 uncommitted guidance facility ..........      6,120         --
                                                        -------      -------
       Total debt ..................................     16,745       14,375
    Less-- current maturities ......................      3,860        2,500
                                                        -------      -------
           Total long-term debt ....................    $12,885      $11,875
                                                        =======      =======

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


RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's income statements for the periods indicated:

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                          JUNE 30,                   JUNE 30,
                                                  ------------------------- ------------------------
                                                         PERCENTAGE OF            PERCENTAGE OF
                                                         TOTAL REVENUE            TOTAL REVENUE
                                                  ------------------------- ------------------------
                                                                 % INCREASE                % INCREASE
                                                   1996    1995  (DECREASE)  1996     1995 (DECREASE)
                                                  ------  ------ ---------- ------   ------ --------
Services ....................................      71.1    73.3     22.0     70.9     75.5    20.6
Sales .......................................      28.9    26.7     36.0     29.1     24.5    52.6
                                                  -----   -----             -----     ----
                                                  100.0   100.0     25.8    100.0    100.0    28.5
Operating expenses:
    Cost of services ........................      55.9    58.3     20.4     55.7     59.9    19.5
    Cost of sales ...........................      22.8    21.4     33.9     23.6     19.9    51.7
    General and administrative expenses .....       4.0     3.0     71.9      4.0      3.5    47.0
    Depreciation and amortization ...........       4.1     3.7     39.5      4.3      3.8    45.2
    Other expense (income), net .............    --         (.5)     *        (.1)     (.2)  (45.3)
                                                  -----   -----             -----     ----
                                                   86.8    85.9     27.1     87.5     86.9    29.3
Income before interest expense and income tax
    expense .................................      13.2    14.1     17.5     12.5     13.1    23.0
Interest expense ............................       1.3     4.7    (66.5)     1.3      4.6   (62.1)
                                                  -----   -----             -----     ----
Income before income tax expense ............      11.9     9.4     59.1     11.2      8.5    68.9
Income tax expense ..........................       3.8     2.8     67.6      3.6      2.6    77.7
                                                  -----   -----             -----     ----
Net income ..................................       8.1     6.6     55.4      7.6      5.9    65.1
                                                  =====   =====             =====     ====

- ------------
  *  Percentage not meaningful.

     Services revenue for three months ended June 30, 1996 increased 22.0% to $16.7 million. Services revenue for the six month period ended June 30, 1996 was up 20.6% or $5.7 million. The increases were primarily due to (i) increased worldwide demand for reservoir core and fluids analysis, and (ii) additional revenue from the December 22, 1995 acquisition of four laboratories from PACE Incorporated ("PACE Labs") and the January 5, 1996 acquisition of Gulf States Analytical, Inc. ("GSAI"). These increases were slightly off-set by increased price competition in certain laboratory testing markets.

     Sales revenue for the three month period ended June 30, 1996 increased 36.0% or $1.8 million over the same period of the prior year. Sales revenue for six months ended June 30, 1996 increased 52.6% or $4.7 million compared to a year ago. The increases were primarily due to (i) additional revenue from the July 19, 1995 acquisition of Pastech, Inc. ("Pastech"), and (ii) increased demand for the Company's proprietary reservoir core and fluids analysis equipment and systems. These increases were partially off-set by decreased sales of integrated octane-measuring and process analyzer systems due to a weaker US refining market.

     Costs of services and sales as a percentage of services and sales revenue for the three and six months ended June 30, 1996 improved slightly compared to a year ago, due to improved cost savings and efficiencies.

     General and administrative expenses for the three and six month periods ended June 30, 1996 increased $0.4 million and $0.6 million respectively compared to the corresponding periods in 1995. The increases were primarily due to costs associated with being a publicly traded company and increased personnel costs due to growth.

     Depreciation and amortization expense for the three and six month periods ended June 30, 1996 increased $0.3 million and $0.6 million respectively compared to a year ago primarily due to capital expenditures for new equipment and the acquisitions of Pastech, PACE Labs, and GSAI.

     Interest expense for the three and six months ended June 30, 1996 decreased 66.5% and 62.1% respectively compared to 1995. The decreases were primarily due to a reduction in debt after the initial public offering of 2.8 million common shares in September 1995.

     The Company's effective income tax rate was approximately 32.0% for the three and six months ended June 30, 1996 compared to 30.5% for three and six months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the six month period ended June 30, 1996 the Company had operating cash flow of $2.9 million compared to $3.5 million for the corresponding period in 1995. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

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

    None.

ITEM 5. OTHER INFORMATION.

    None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits.


                                                   INCORPORATED BY
EXHIBIT                                          REFERENCE FROM THE
  NO.            EXHIBIT TITLE                  FOLLOWING DOCUMENTS
- -------          -------------                  -------------------
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


                                  CORE LABORATORIES N.V.
                                  by:  Core Laboratories International B.V.

Dated:  August 12, 1996           By: /s/  RICHARD L. BERGMARK
                                           Richard L. Bergmark
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)