Form 10-Q
period 1996-09-30
CORE LABORATORIES N V
filed 1996-11-12
CIK 1000229

==============================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
      (Mark One)
         [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1996

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

   Yes [  X  ]   No [   ]

   The number of shares of common shares of the Registrant, par value NLG .03 per share, outstanding at November 8, 1996 was 9,467,300.

==============================================================================

                             CORE LABORATORIES N.V.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX
                                                                       Page
Part I -- Financial Information

   Item 1 -- Financial Statements
      Consolidated Balance Sheets at September 30, 1996 and
         December 31, 1995 ..........................................    1
      Consolidated Income Statements for the Three Months Ended
         September 30, 1996 and 1995 ................................    2
      Consolidated Income Statements for the Nine Months Ended
         September 30, 1996 and 1995.................................    3
      Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995  ...............................    4
      Notes to Consolidated Financial Statements  ...................    5
   Item 2 --  Management's  Discussion  and  Analysis  of  Financial
              Condition  and Results of Operations  .................    7

Part II -- Other Information

   Item 1-- Legal Proceedings........................................    9
   Item 2--Changes in Securities.....................................    9
   Item 3-- Defaults Upon Senior Securities..........................    9
   Item 4-- Submission of Matters to a Vote of Security Holders .....    9
   Item 5--Other Information.........................................    9
   Item 6-- Exhibits and Reports on Form 8-K  .......................    9
Signature  ..........................................................   10

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                  (in thousands of dollars, except share data)

                                                                      September 30, December 31,
                                                                          1996          1995
                                                                      ------------  ------------
ASSETS                                                                 (Unaudited)  (Audited)
CURRENT ASSETS:
   Cash and cash equivalents ........................................   $  1,469    $  4,326
   Accounts receivable, net .........................................     23,419      22,540
   Inventories ......................................................      8,757       8,135
   Prepaid expenses and other .......................................        900       1,039
   Deferred tax assets ..............................................        319         320
                                                                        --------    --------
Total current assets ................................................     34,864      36,360

PROPERTY, PLANT AND EQUIPMENT .......................................     30,923      22,964
   Less-- accumulated depreciation ..................................     (5,959)     (2,926)
                                                                        --------    --------
                                                                          24,964      20,038
INTANGIBLES AND GOODWILL, net .......................................      8,221       8,513
DEFERRED DEBT COST, net .............................................         46          35
LONG-TERM INVESTMENT ................................................        250         400
                                                                        --------    --------
      Total assets ..................................................   $ 68,345    $ 65,346
                                                                        ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt .............................   $  3,860    $  2,500
   Short-term debt ..................................................       --           190
   Accounts payable .................................................      3,342       5,430
   Accrued payroll and related costs ................................      2,138       2,974
   Accrued income taxes payable .....................................        781         613
   Other accrued expenses ...........................................      1,693       2,461
                                                                        --------    --------
Total current liabilities ...........................................     11,814      14,168

LONG-TERM DEBT ......................................................     11,920      11,875
DEFERRED TAX LIABILITIES ............................................        611         611
OTHER LONG-TERM LIABILITIES .........................................      1,131       1,509
MINORITY INTEREST ...................................................        107          96
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
   Preference shares, NLG .03 par value; 3,000,000 shares authorized,
      no shares issued or outstanding ...............................       --          --
   Common shares, NLG .03 par value; 30,000,000 shares authorized,
      9,466,800 issued and outstanding ..............................        166         166
   Additional paid-in capital .......................................     32,360      32,360
   Retained earnings ................................................     10,236       4,561
                                                                        --------    --------
      Total shareholders' equity ....................................     42,762      37,087
                                                                        --------    --------
         Total liabilities and shareholders' equity .................   $ 68,345    $ 65,346
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

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS
           (In thousands of dollars, except share and per share data)

                                                         Three Months Ended
                                                            September 30,
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------
                                                     (Unaudited)    (Unaudited)

SERVICES ........................................... $    17,537    $    13,361
SALES ..............................................       4,514          8,060
                                                     -----------    -----------
                                                          22,051         21,421
OPERATING EXPENSES:
   Costs of services ...............................      13,258         10,725
   Costs of sales ..................................       3,845          6,505
   General and administrative expenses .............         840            757
   Depreciation and amortization ...................       1,034            766
   Other income, net ...............................        (335)           (45)
                                                     -----------    -----------
                                                          18,642         18,708
INCOME BEFORE INTEREST EXPENSE, INCOME TAX
   EXPENSE AND EXTRAORDINARY ITEM ..................       3,409          2,713
INTEREST EXPENSE ...................................         300            990
                                                     -----------    -----------
INCOME BEFORE INCOME TAX EXPENSE
   AND EXTRAORDINARY ITEM ..........................       3,109          1,723
INCOME TAX EXPENSE .................................         995            528
                                                     -----------    -----------
INCOME BEFORE EXTRAORDINARY ITEM ...................       2,114          1,195
EXTRAORDINARY ITEM, net of taxes of $400 ...........        --             (911)
                                                     -----------    -----------
NET INCOME .........................................       2,114            284
LESS - Net income applicable to preferred loan stock        --             (111)
                                                     -----------    -----------
NET INCOME APPLICABLE TO COMMON SHARES ............. $     2,114    $       173
                                                     ===========    ===========
PER SHARE DATA:
   Income before extraordinary item ................ $       .22    $       .15
   Extraordinary item ..............................        --             (.13)
                                                     -----------    -----------
   Net income per share ............................ $       .22    $       .02
                                                     ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ................   9,532,514      7,001,583
                                                     ===========    ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS
           (In thousands of dollars, except share and per share data)

                                                          Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                         1996          1995
                                                      -----------   -----------
                                                      (Unaudited)   (Unaudited)
                                                      -----------   -----------
SERVICES ...........................................  $    50,695   $    40,852
SALES ..............................................       18,155        16,998
                                                      -----------   -----------
                                                           68,850        57,850
OPERATING EXPENSES:
   Costs of services ...............................       39,338        32,548
   Costs of sales ..................................       14,867        13,772
   General and administrative expenses .............        2,717         2,035
   Depreciation and amortization ...................        3,030         2,140
   Other income, net ...............................         (382)         (131)
                                                      -----------   -----------
                                                           59,570        50,364
INCOME BEFORE INTEREST EXPENSE, INCOME
   TAX EXPENSE AND EXTRAORDINARY ITEM ..............        9,280         7,486

INTEREST EXPENSE ...................................          934         2,663
                                                      -----------   -----------

INCOME BEFORE INCOME TAX EXPENSE
   AND EXTRAORDINARY ITEM ..........................        8,346         4,823

INCOME TAX EXPENSE .................................        2,671         1,471

INCOME BEFORE EXTRAORDINARY ITEM ...................        5,675         3,352

EXTRAORDINARY ITEM, net of taxes of $400 ...........         --            (911)
                                                      -----------   -----------

NET INCOME .........................................        5,675         2,441

LESS - Net income applicable to preferred loan stock         --            (336)
                                                      -----------   -----------
NET INCOME APPLICABLE TO COMMON SHARES .............  $     5,675   $     2,105
                                                      ===========   ===========
PER SHARE DATA:
   Income before extraordinary item ................  $       .60   $       .44
   Extraordinary item ..............................         --            (.13)
                                                      -----------   -----------
   Net income per share ............................  $       .60   $       .31
                                                      ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING ................    9,532,514     6,779,621
                                                      ===========   ===========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                                            Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                             1996        1995
                                                            -------    --------
                                                          (Unaudited)(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................. $ 5,675    $  2,441
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation ........................................   2,737       1,924
      Amortization ........................................     300         374
      Loss on early extinguishment of debt, net of taxes ..    --           911
      Gain on sale of fixed assets ........................    --           (26)
   Changes in assets and liabilities:
      Decrease (increase) in accounts receivable ..........     577      (2,199)
Decrease (increase) in inventories ........................    (622)      1,134
      Decrease in prepaid expenses and other ..............     150          57
      Increase (decrease) in accounts payable .............  (2,409)      1,275
      Increase (decrease) in accrued payroll ..............    (956)        578
      Increase (decrease) in accrued income taxes payable .     168        (137)
      Decrease in other accrued expenses ..................  (1,144)     (2,190)
      Decrease in other long-term liabilities .............    (378)       (139)
      Other ...............................................       1         193
                                                            -------    --------
         Net cash provided by operating activities ........   4,099       4,196
                                                            -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of fixed assets .....................    --         1,234
   Capital expenditures ...................................  (3,991)     (1,556)
   Acquisition of Gulf States Analytical, Inc. ............  (4,310)       --
   Acquisition of Pastech, Inc., net of cash acquired .....    --        (5,017)
   Return on investment in China Corelab Ltd. .............     150        --
   Final payment for business acquired from Western Atlas
     International, Inc. ..................................    --        (1,778)
                                                            -------    --------
      Net cash used in investing activities ...............  (8,151)     (7,117)
                                                            -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt .............................  (8,495)    (31,000)
   Borrowings under long-term debt ........................   9,900      12,500
   Decrease in short-term debt ............................    (190)     (1,050)
   Net proceeds from initial public offering ..............    --        30,026
   Retirement of preferred loan stock .....................    --        (7,500)
   Prepayment penalty on long-term debt ...................    --          (140)
   Dividends paid on preferred loan stock .................    --          (449)
   Other ..................................................     (20)       --
                                                            -------    --------
      Net cash provided by financing activities ...........   1,195       2,387
                                                            -------    --------
NET CHANGE IN CASH ........................................  (2,857)       (534)
CASH, beginning of period .................................   4,326       2,698
                                                            -------    --------
CASH, end of period ....................................... $ 1,469    $  2,164
                                                            =======    ========

       The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

                            CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. Balance sheet information as of December 31, 1995, has been taken from the 1995 annual audited financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 20, 1996.

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

2. INVENTORIES

   Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                              September 30,     December 31,
                                                  1996              1995
                                                 ------            ------
                                              (Unaudited)         (Audited)

Parts and materials .....................        $4,063            $3,468
Work in process .........................         4,694             4,667
      Total .............................        $8,757            $8,135
                                                 ------            ------

                             CORE LABORATORIES N.V.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- Continued
                                   (Unaudited)

3. LONG-TERM DEBT

   Long-term debt at September 30, 1996 and December 31, 1995 is summarized in the following table (in thousands):

                                                     September 30,  December 31,
                                                         1996          1995
                                                        -------       -------
                                                     (Unaudited)     (Audited)
Unsecured Credit Agreement with a bank group:
   $14,000 term loan facility ....................      $10,000       $11,875
   $7,500 revolving credit facility ..............         --           2,500
   $15,000 uncommitted guidance facility .........        5,780          --
                                                        -------       -------

      Total debt .................................       15,780        14,375
   Less-- current maturities .....................        3,860         2,500
                                                        -------       -------
         Total long-term debt ....................      $11,920       $11,875
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

RESULTS OF OPERATIONS

   The following table sets forth certain percentage relationships based on the Company's income statements for the periods indicated:

                                                  Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                           ------------------------------  ---------------------------
                                             Percentage of                  Percentage of
                                             Total Revenue                  Total Revenue
                                             -------------    % Increase    -------------  % Increase
                                             1996     1995    (Decrease)     1996    1995   (Decrease)
                                           -------   ------   ----------    ------  ------ -----------
Services ........................            79.5     62.4       31.3        73.6    70.6      24.1
Sales  ..........................            20.5     37.6      (44.0)       26.4    29.4       6.8
                                             ----     ----                   ----    ----
                                            100.0    100.0        2.9       100.0   100.0      19.0
Operating expenses:
   Cost of services .............            60.1     50.0       23.6        57.1    56.3      20.9
   Cost of sales  ...............            17.4     30.4      (40.9)       21.6    23.8       8.0
   General and administrative expenses....... 3.8      3.5       11.0         4.0     3.5      33.5
   Depreciation and amortization.......       4.7      3.6       35.0         4.4     3.7      41.6
   Other income, net.............            (1.5)     (.2)       *           (.6)    (.2)      *
                                             ----     ----                   ----    ----
                                             84.5     87.3        (.4)       86.5    87.1      18.3
Income before interest expense, income tax
   expense and extraordinary item......      15.5     12.7       25.7        13.5    12.9      24.0
Interest expense.................             1.4      4.6      (69.7)        1.4     4.6     (64.9)
                                             ----     ----                   ----    ----
Income before income tax expense
   and extraordinary item........            14.1      8.1       80.4        12.1     8.3      73.0
Income tax expense...............             4.5      2.5       88.4         3.9     2.5      81.6
                                             ----     ----                   ----    ----
Income before extraordinary item.....         9.6      5.6       76.9         8.2     5.8      69.3
                                             ====     ====                   ====    ====

       *  Percentage not meaningful.


   Services revenue for three months ended September 30, 1996 increased 31.3% to $17.5 million. Services revenue for the nine month period ended September 30, 1996 was up 24.1% or $9.8 million. The increases were primarily due to (i) increased worldwide demand for reservoir core and fluids analysis, and (ii) additional revenue from the December 22, 1995 acquisition of four laboratories from PACE Incorporated ("PACE Labs") and the January 5, 1996 acquisition of Gulf States Analytical, Inc. ("GSAI"). These increases were slightly off-set by increased price competition in certain laboratory testing markets.

   Sales revenue for the three month period ended September 30, 1996 decreased 44.0% or $3.5 million compared to the same period of the prior year. Sales revenue for nine months ended September 30, 1996 increased 6.8% to $18.2 million compared to a year ago. The decrease in sales revenue for the quarter ended September 30, 1996 reflects decreased sales of integrated octane-measuring and process analyzer systems due to a weaker US refining market. The increase in sales revenue for the current year nine month period was primarily due to (i) additional revenue from the July 19, 1995 acquisition of Pastech, Inc. ("Pastech"), and (ii) increased demand for the Company's proprietary reservoir core and fluids analysis equipment and systems. The increase for the nine months ended was partially off-set by decreased sales of integrated octane-measuring and process analyzer systems due to a weaker US refining market.

   Costs of services as a percentage of services revenue for the three and nine months ended September 30, 1996 improved slightly compared to a year ago, due to improved cost savings and efficiencies.

   Costs of sales as a percentage of sales revenue for the three and nine months ended September 30, 1996 weakened slightly compared to a year ago, due to decreased sales during third quarter 1996.

   General and administrative expenses for the quarter ended September 30, 1996 were flat compared to the prior year. General and administrative expenses for nine months ended September 30, 1996 were up $0.7 million compared to the corresponding period in 1995, primarily due to costs associated with being a publicly traded company and increased personnel costs due to growth.

   Depreciation and amortization expense for the three and nine month periods ended September 30, 1996 increased $0.3 million and $0.9 million respectively compared to a year ago primarily due to capital expenditures for new equipment and the acquisitions of Pastech, PACE Labs, and GSAI.

   Other income for the three and nine months ended September 30, 1996 increased $.3 million, primarily due to remuneration from the State of California for property taken through rights of eminent domain in connection with road construction.

   Interest expense for the three and nine months ended September 30, 1996 decreased 69.7% and 64.9% respectively compared to 1995. The decreases were primarily due to a reduction in debt after the initial public offering of 2.8 million common shares in September 1995.

   The Company's effective income tax rate was approximately 32.0% for the three and nine months ended September 30, 1996 compared to 30.5% for three and nine months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the nine month period ended September 30, 1996 the Company had operating cash flow of $4.1 million compared to $4.2 million for the corresponding period in 1995. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

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

   None.

ITEM 5.  OTHER INFORMATION.

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits.

                                                          Incorporated by
Exhibit                                                 Reference from the
  No.                Exhibit Title                      Following Documents
-------          -----------------------                -------------------
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


                                  CORE LABORATORIES N.V.
                                  by: Core Laboratories International B.V.

Dated:   November 12, 1996        By: /s/  Richard L. Bergmark
                                           Richard L. Bergmark
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)