Form 10-K
period 1996-12-31
CORE LABORATORIES N V
filed 1997-03-27
CIK 1000229

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

(Mark One)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

        For the transition period from ______________ to ______________

                         Commission File Number 0-26710

                             CORE LABORATORIES N.V.
             (Exact name of Registrant as specified in its charter)

           The Netherlands                             Not Applicable
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

           Herengracht 424
          1017 BZ Amsterdam
           The Netherlands                                  Not Applicable
   (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (31-20) 420-3191

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------
                   Common Shares, NLG .03 Par Value Per Share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No.[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     As of March 14, 1997, the number of common shares of outstanding was 10,595,668. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $99,087,463.

                       DOCUMENTS INCORPORATED BY REFERENCE

          DOCUMENT                                  Part of 10-K
          --------                                  ------------
1. Proxy statement to be filed
   pursuant to Regulation 14A under
   the Securities Exchange Act of
   1934 with respect to the 1997
   annual meeting of shareholders.                    PART III

================================================================================

                             CORE LABORATORIES N.V.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS

                                                          PAGE
                                                          ----
                            PART I

Item  1.  Business.....................................     1

Item  2.  Properties...................................     7

Item  3.  Legal Proceedings............................     8

Item  4.  Submission of Matters to a
          Vote of Security Holders.....................     8

                           PART II

Item  5.  Market for the Common
          Shares and Related Shareholder Matters.......     8

Item  6.  Selected Financial Data......................     9

Item  7.  Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations........................    10

Item  8.  Financial Statements and
          Supplementary Data...........................    14

Item  9.  Changes in and Disagreements with
          Accountants on Accounting and Financial
          Disclosure...................................    14

                           PART III

Item 10.  Directors and Executive
          Officers of the Registrant...................    14

Item 11.  Executive Compensation.......................    14

Item 12.  Security Ownership of Certain
          Beneficial Owners and Management.............    14

Item 13.  Certain Relationships and
          Related Transactions.........................    14

                          PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K......................    15

                                     PART I
ITEM 1.  BUSINESS

GENERAL

     Core Laboratories N.V. ("Core Laboratories" or the "Company") through its subsidiaries is one of the leading providers of petroleum reservoir description and field management services. The Company's services include reservoir rock and fluids laboratory analyses; field services to evaluate the effectiveness of well completions, stimulations and enhanced oil recovery projects; and geological and geophysical engineering. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems. Core Laboratories currently operates 61 facilities in 16 countries and has approximately 1,360 employees.

BACKGROUND

     The Company was established in 1936 and operated as a division of Western Atlas International, Inc. ("WAII") from 1987 to 1994. On September 30, 1994, a group of investors, including 14 members of management, purchased the business and substantially all of the assets of the Core Laboratories division from WAII (the "Purchase"). In September 1995, the Company issued 2,800,000 shares at $12.00 per share in an initial public offering (the "Offering"). The net proceeds of approximately $30.0 million were used to repay $22.5 million of debt and redeem $7.5 million of preferred loan stock primarily incurred in connection with the Purchase. The 2,800,000 common shares issued in September 1995 are traded on the Nasdaq Stock Market under the symbol of CRLBF.

RECENT DEVELOPMENTS

PROTECHNICS MERGER

     On December 31, 1996, the Company issued approximately 1.1 million of its common shares in exchange for substantially all of the outstanding stock of ProTechnics Company. ProTechnics Company and subsidiaries ("ProTechnics") is based in Houston, Texas, and is one of the leading providers of services that measure the effectiveness of well stimulations and completions via their proprietary ZeroWash(R) and SpectraScan(R) technologies. ProTechnics is also the leader in determining the efficiencies of enhanced recovery projects through field tracer surveys. ProTechnics revenues totaled $11,649,000, $7,530,000, and $6,461,000 for fiscal 1996, 1995, and 1994, respectively.

     As the ProTechnics merger was accounted for using the pooling of interests method of accounting, the Company's consolidated financial statements have been restated for all periods presented to include the financial position and results of operations of ProTechnics. In 1996, ProTechnics changed its fiscal year from March 31 to the Company's calendar year. Therefore, the Company's 1996 results of operations includes ProTechnics results of operations for calendar 1996. In order to restate 1995 and prior periods, the Company's calendar financial statements were combined with the applicable ProTechnics March 31 consolidated financial statements. Accordingly, the Company's 1996 results of operations include a loss of $77,000 for the quarter ended March 31, 1996, which is also included in the Company's results of operations for 1995. An adjustment has been made in 1996 retained earnings to remove the duplication of this loss in the Company's equity.

SCOTT PICKFORD ACQUISITION

     On March 1, 1997, the Company acquired the control of a majority of the outstanding stock of Scott Pickford plc, a United Kingdom-based company. The Company is in the process of acquiring the remaining shares and expects that the total consideration paid for Scott Pickford plc will total approximately $14,000,000. Scott Pickford plc and its subsidiaries ("Scott Pickford") provide petroleum reservoir management, geoscience services, and engineering products to its customers. Scott Pickford's revenues totaled $13,223,000, $13,319,000, and $7,545,000 for its fiscal years ended March 31, 1996, 1995, and 1994, respectively. The acquisition, which is being financed through borrowings, will be accounted for as a purchase; accordingly, Scott Pickford's results of operations will be included with those of the Company beginning in March 1997.

SAYBOLT INTERNATIONAL B.V. MERGER

     On January 17, 1997, the Company signed a non-binding letter of intent pursuant to which the Company is negotiating the acquisition of Saybolt International B.V. Saybolt International B.V. and its subsidiaries ("Saybolt") provide laboratory and inspection services to characterize and test crude oil and petroleum products to the oil industry. Saybolt operates in over 40 countries and has approximately 1,650 employees. Saybolt's revenues totaled $97,803,000 and $90,258,000 in 1995 and 1994, respectively. The transaction is subject to, among other things, the negotiation and execution of a definitive acquisition agreement, due diligence to be performed by the Company and Saybolt, and obtaining requisite approvals. There can be no assurance that the transaction will be consummated.

BUSINESS STRATEGY

     The Company believes it has potential opportunities for expansion of its business through (i) continued development of high-margin, proprietary technologies, services and products through client-driven research and development, (ii) expanded international services and product lines offered throughout the Company's global technology network, and (iii) acquisition of parallel businesses that add key technologies or market presence and complement existing products and services.

     The Company's research and development strategy is designed to maintain and enhance its market leadership position in its principal businesses by emphasizing the development of technology, services and products to meet the needs of its customers, who are continually seeking to lower their costs of finding, developing, producing and refining hydrocarbons. The Company's strategy reflects the trend towards increased utilization of advanced technologies to enhance the efficiency of development drilling, reduce the costs associated with production of known reserves, maximize the efficiency of secondary and tertiary recovery techniques, and reduce finding costs for new reserves. While the aggregate number of wells being drilled per year has remained relatively constant in recent years, oil companies have increased expenditures on high-technology services, including advanced reservoir rock and fluids analyses, that assist in the development of more complete and comprehensive analyses of reservoir characteristics and hydrocarbon fluids. The Company will continue to concentrate on developing technologies related more to development and production efficiencies, as opposed to the more volatile exploration sector of the oil and gas industry.

     Another component of the Company's business strategy is to broaden the services offered to clients. The Company intends to expand the market served by ProTechnics and Scott Pickford through its existing global network of high-technology facilities, which use many common resources.

     The Company continually reviews potential acquisition possibilities in existing or related business areas to add key technologies, enhance market presence or complement existing businesses. The Company's recent acquisitions of ProTechnics and Scott Pickford reflects its desire to broaden the services offered to clients.

     The Company believes that these strategies have contributed to the significant increase in income before interest expense, income tax and extraordinary item to $12.8 million for the fiscal year ended December 31, 1996, from $10.0 million for the fiscal year ended December 31, 1995.

OPERATIONS

     The Company derives its revenues from services and sales to customers primarily in one industry segment, the oil and gas industry, and conducts its business through two closely related operations:

TECHNOLOGY SERVICES AND TECHNOLOGY PRODUCTS

     TECHNOLOGY SERVICES. The Company provides reservoir rock and fluids analyses; field services to evaluate the effectiveness of well completions, stimulations and enhanced oil recovery projects; geological and geophysical engineering; and analysis of water, soil and air samples for organic and inorganic contaminants. Typically, rock and fluids samples are collected from wells drilled into known or potential petroleum reservoirs and sent to the Company for analyses. These analyses accurately measure the petrophysical properties of the rocks and pressure-volume-temperature relationships of the reservoir fluids to help determine the commercial viability of the hydrocarbon accumulation, and to develop a production program that maximizes ultimate hydrocarbon recovery. The data also are used to calibrate and validate wireline logs that may be used to estimate certain properties of the reservoir. Without measured calibration data, wireline log estimates can produce erroneous values, which could lead to incorrect decisions regarding the development or abandonment of hydrocarbon accumulations.

     The data generated by the Company's analyses are used during all stages of the well cycle from exploration to primary and secondary production and decisions concerning the abandonment of a property. Recent advances in drilling and coring technologies have significantly reduced the cost of retrieving core samples from reservoirs, and the Company expects these developments to lead to increased use of reservoir data obtained from rock core sample analyses. The data generated by the Company's analyses also provides information that is used to improve the processing and interpretation of 2-D and 3-D seismic programs and management believes such data will be used as a component of reservoir production management based on emerging 4-D seismic technologies. Oil companies have been increasing expenditures for analytical services to reduce their risks in developing and producing oil and gas reservoirs, and lower their costs of finding, developing and producing oil and gas. This trend is reflected in the Company's increase of more than 15% in core processed in 1996 compared to the prior year.

     The most basic rock properties analyses provided by the Company measure porosity and permeability, which determine the storage and flow capacities of potential reservoirs. In addition to basic measurements, which are made at surface conditions, the Company is increasingly providing technologically advanced analyses of reservoir rock and fluids involving the simulation of the reservoir's actual subsurface conditions. The Company also performs advanced analyses of reservoir fluids at varying pressure and temperature conditions to determine their physical and chemical properties at various points during the producing life of a field.

     As a result of the ProTechnics merger, the Company provides field services used to design and measure the effectiveness of well completion and stimulation programs and to maximize the hydrocarbon yields of enhanced recovery projects. The services offered by ProTechnics are field extensions of the laboratory studies of reservoir rocks and fluids conducted by Core Laboratories. Together with Scott Pickford the Company will be able to provide solutions from designing the well completion, stimulation or enhanced recovery project to measuring the performance in the field. Demand for these services has been increasing, especially internationally, as oil and gas companies put more emphasis on producing incremental amounts of hydrocarbons from established fields.

     ProTechnics is one of the leading providers of services that measure the effectiveness of well stimulations and completions via their proprietary ZeroWash(R) and SpectraScan(R) technologies. The company is also the leader in determining the efficiencies of enhanced recovery projects through field tracer surveys. The company is currently developing electromagnetic wireless communication tools that can be used to monitor various bottom-hole well conditions during completion or production operations, as well as measurement while drilling ("MWD") systems. ProTechnics has won Special Meritorious Engineering Awards for its innovative technologies in three of the past four years at the annual Offshore Technology Conference ("OTC"). Core Laboratories will be able to employ these new technologies to complement laboratory services associated with the prevention of formation damage, phase behavior relationships of downhole reservoir fluids, and better design of water or miscible floods for enhanced recovery projects.

     The Company also provides analyses of water, soil and air samples for organic and inorganic contaminants, and provides full-service hydrocarbon analyses for petroleum and related industries, including octane and cetane (diesel) testing. The Company began providing these services in response to customer demand and to capitalize on its existing expertise and resources offered in its worldwide laboratories. In addition to contaminant analysis services, the Company also provides analytical testing of petroleum products, including octane testing and the analysis of crude oil, natural gas, lubricants, greases and other petroleum products and chemicals. The Company's Technology Services operations serve a diverse customer base including oil and gas exploration and production companies; petroleum refineries and processors; and engineering and consulting firms.

     The Company adheres to the strict quality standards that are demanded by various in-house and proprietary procedures, as well as standards established by the American Society of Testing and Materials ("ASTM"), which are used in a variety of petroleum services analyses. Management believes the Company demonstrates its commitment to quality by providing resources, money, time and education to maintain its reputation as a high-quality provider of high-technology analytical and consulting services. All of the Company's laboratories participate in its internal quality improvement process, which is designed to ensure that customer and regulatory requirements are met.

     Ongoing research and development is an important part of the Company's Technology Services operations. The Company has in the past committed significant resources to research and development and anticipates that it will continue to do so in the future. Over the years, Core Laboratories has made a number of technological advances, including the development of key technologies utilized in the Company's laboratories. Substantially all of the new technologies have resulted from requests and guidance from our clients, especially major oil companies.

     Technology Services are offered worldwide through the Company's technology network of 48 sales, service and laboratory facilities located in 14 countries. Technology Services accounted for approximately 76%, 71% and 78% of the Company's total revenues for the fiscal years ended December 31, 1996, 1995 and 1994, respectively.

     TECHNOLOGY PRODUCTS. The Company's Technology Products operation complements its Technology Services operation. The Company designs and manufactures a wide range of laboratory instrumentation and equipment for reservoir rock and fluids analyses, including a majority of the proprietary equipment used in the Company's Technology Services facilities. The sale of the Company's proprietary equipment to non-competing customers has generated additional revenues for its Technology Services operation by maintaining and enhancing customer relations and generating demand for complementary services. The Company is the world's leading supplier of integrated octane measurement systems, equipment and services for refineries and laboratories. The Company has no significant competitor in this market. The full range of products and services includes on-line process and laboratory equipment, engineering services, and education programs to refineries throughout the world.

     The Company also provides process analyzer systems that are used for the measurement, analysis and monitoring of various process streams in the refining, petrochemical and chemical industries. The Company's process analyzer systems are provided on a turnkey basis, which includes engineering and design, material procurement, assembly, piping/tubing, wiring, testing and documentation. On-site field installation, startup/commissioning, and customer training are provided by the Company's experienced technical representatives.

     The Company currently offers its products worldwide through 12 sales and service facilities, including 4 that perform manufacturing operations. Technology Products revenue accounted for approximately 24%, 29% and 22% of the Company's total revenues for the fiscal year ended December 31, 1996, 1995 and 1994, respectively.

     The Technology Products backlog at December 31, 1996 was approximately $9.6 million, compared with $9.3 million at December 31, 1995.

MARKETING AND SALES

     The Company markets and sells its services and products through a combination of print advertising, technical seminars and trade shows, sales personnel and representatives. Print advertising is placed on a regular basis in trade and technical magazines targeted to the Company's customers. Direct sales and marketing are carried out by the Company's sales force and operating managers and enhanced by sales representatives and distributors in various markets where the Company does not have offices.

RESEARCH AND DEVELOPMENT

     The market for the Company's products and services is characterized by changing technology. As a result, the Company's success is dependent upon its ability to develop new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. Core Laboratories intends to continue committing substantial financial resources and effort to the development of new products and services.

PATENTS AND TRADEMARKS

     The Company believes its patents, trademarks and other intellectual property rights are an important factor in maintaining its technological advantage. Typically, the Company will seek to protect its intellectual technology in all jurisdictions where the Company believes the cost of such protection is warranted.

INTERNATIONAL OPERATIONS

     Core Laboratories operates facilities in 16 countries. The Company's non-U.S. operations accounted for approximately 36%, 40% and 41% of the Company's revenues during the fiscal years ended December 31, 1996, 1995 and 1994, respectively. The Company's business is subject to various risks beyond its control, such as instability of foreign economies and governments, currency fluctuations, overlap of different tax structures, and changes in laws and policies affecting trade and investment. The Company attempts to limit its exposure to foreign currency fluctuations by limiting the amount which its foreign contracts are denominated in a currency other than U.S. dollars to an amount generally equal to expenses expected to be incurred in such foreign currency. The Company has not historically engaged in and does not currently intend to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations.

ENVIRONMENTAL REGULATION

     The Company's operations use many chemicals and gases and the Company is subject to a variety of federal, state, local and foreign laws and regulations related to the use, storage, discharge and disposal of such chemicals and gases and other emissions and wastes. Consistent with the Company's quality assurance and control practices, the Company has established proactive environmental policies with respect to the handling and disposal of such chemicals, gases, emissions and waste materials from its operations. The Company has engaged outside consultants to audit its environmental activities and has implemented health and safety education and training programs. The Company has not suffered material environmental claims in the past. Management believes that the Company's operations are in substantial compliance with applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on the Company. However, public interest in the protection of the environment has increased dramatically in recent years and the Company anticipates that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may result in increased capital expenditures or operating expenses by the Company.

COMPETITION

     The businesses in which the Company engages are highly competitive. While no one company competes with Core Laboratories in all of its product and service lines, the Company faces significant competition, primarily from independent, regional companies. The Company competes in different product and service lines to various degrees on the basis of price, technical performance, availability, quality, and technical support. The Company's ability to compete successfully depends on elements both within and outside of its control, including successful and timely development of new products and services, performance and quality, customer service, pricing, industry trends, and general economic trends.

EMPLOYEES

     As of December 31, 1996, the Company had approximately 1,200 employees. The Company does not have any material collective bargaining agreements and considers relations with its employees to be good.

ITEM 2.  PROPERTIES

     As of December 31, 1996, the Company's principal operations were conducted at the following facilities:

                                            OWNED/          FLOOR
LOCATION                                    LEASED          SPACE
--------                                   ---------       ----------
UNITED STATES:                                            (SQUARE FEET)
California           Anaheim                Owned           10,080       Technology Services
                     Bakersfield            Owned           15,000       Technology Services
                     Long Beach             Owned            8,000       Technology Services, Technology Products
Colorado             Aurora (Denver)        Owned           16,000       Technology Services
Florida              Tampa                  Leased          10,000       Technology Services
Indiana              Indianapolis           Leased          13,200       Technology Services
                     Valparaiso             Leased           8,000       Technology Services
Kansas               Liberal                Leased             700       Technology Services
Louisiana            Lafayette              Leased             750       Technology Services
                     Lafayette              Leased           2,400       Technology Services
                     New Orleans            Leased           8,000       Technology Services
                     Sulfur                 Leased           8,664       Technology Services
New Jersey           Edison                 Leased          26,500       Technology Services
                     Princeton              Owned           10,000       Technology Products
New Mexico           Albuquerque            Leased           3,584       Technology Services
Oklahoma             Oklahoma City          Leased          15,000       Technology Services
                     Oklahoma City          Leased           1,424       Technology Services
Texas                Alice                  Leased           3,600       Technology Services
                     Carrollton (Dallas)    Leased          51,500       Technology Services
                     Carrollton (Dallas)    Leased          21,874       Technology Products
                     Corpus Christi         Owned           11,700       Technology Services
                     Houston                Leased          35,100       Technology Products
                     Houston                Leased          18,062       Technology Services, Technology Products
                     Houston                Owned           26,890       Technology Services, Administration
                     Houston                Leased          18,000       Technology Services
                     Houston                Leased           9,316       Technology Services, Administration
                     Kilgore                Leased           4,080       Technology Services
                     Midland                Owned           36,000       Technology Services
                     Midland                Leased           1,800       Technology Services
                     San Antonio            Leased             750       Technology Services
Utah                 Vernal                 Leased           1,800       Technology Services
Wyoming              Casper                 Leased          15,400       Technology Services
                     Casper                 Leased           9,198       Technology Services
INTERNATIONAL:
Australia            Perth                  Owned            3,631       Technology Services Technology Products
Canada               Calgary                Owned           50,000       Technology Services
                     Edmonton               Owned           18,607       Technology Services
                     Estevan                Owned            4,800       Technology Services
                     Grand Prairie          Leased           1,500       Technology Services
                     Red Deer               Leased           1,500       Technology Services
China                Shekou                 Leased          10,100       Technology Services
Colombia             Bogota                 Leased          16,100       Technology Services, Technology Products
Indonesia            Jakarta                Leased          36,000       Technology Services
Malaysia             Kuala Lumpur           Leased          36,000       Technology Services
Nigeria              Port Harcourt          Leased           3,500       Technology Services
Pakistan             Karachi                Leased             800       Technology Services
Saudi Arabia         Dhahran                Leased           1,000       Technology Products
Singapore            Singapore              Leased           2,500       Technology Services, Technology Products
Thailand             Bangkok                Leased           1,000       Technology Services
The Netherlands      Amsterdam              Leased           1,000       Administrative
                     Rotterdam              Leased           2,500       Technology Products
U.A.E.               Abu Dhabi              Leased          15,000       Technology Services
U.K.                 Aberdeen               Owned           31,000       Technology Services, Technology Products
                     Chester                Leased           4,000       Technology Products
Venezuela            Maracaibo              Owned           25,295       Technology Services
                     Puerto La Cruz         Leased          10,000       Technology Services

ITEM 3.  LEGAL PROCEEDINGS

     The Company may from time to time be subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or future results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR THE COMMON SHARES AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

     The Company's common shares trade and are quoted on the Nasdaq Stock Market ("Nasdaq") under the symbol CRLBF. The following table shows for the periods indicated the high and low sales prices of the common shares as reported by Nasdaq.

       1996                             HIGH              LOW
       ----                             ----              ----
First Quarter........................   13                9 3/4
Second Quarter.......................   16               11 3/4
Third Quarter........................   16 1/2           13 5/8
Fourth Quarter.......................   17 1/4           15 1/4

       1995
       ----
Third Quarter (from initial public
  offering date to
  September 30, 1995)................   13 3/4           11 3/8
Fourth Quarter.......................   12 5/8            9 1/2

     On March 14, 1997 the closing price, as quoted by Nasdaq, was $18.50 per share. As of March 14, 1997, there were 10,595,668 shares of common shares outstanding held by approximately 72 record holders of the common stock and approximately 1,300 beneficial holders.

DIVIDEND POLICY

     Core Laboratories has never paid dividends on its common shares and does not anticipate paying any cash dividends on its common shares in the foreseeable future. The Company's ability to pay dividends is presently limited by the terms of its credit agreement to 25% of cumulative net income, as defined. The Company's future dividend policy will depend upon several factors, including future earnings, capital requirements, the financial condition and prospects of the Company and other factors the Board of Supervisory Directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data for the periods indicated. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements included elsewhere herein:

                                                          YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------
                                           1996          1995         1994        1993       1992
                                       -------------  -----------  -----------  ---------  ---------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
SERVICES AND SALES...................  $     105,368  $    87,593  $    25,910  $   5,441  $   3,348
OPERATING EXPENSES:
     Costs of services and sales.....         84,643       71,786       22,099      4,385      2,844
     General and administrative
       expenses......................          3,559        2,719          666        390        285
     Depreciation and amortization...          4,600        3,262          986        210        102
     Transaction costs associated
       with merger...................            355           --           --         --         --
     Other income, net...............           (603)        (130)         (81)      (202)      (160)
                                       -------------  -----------  -----------  ---------  ---------
       Income before interest
          expense, income tax, and
          extraordinary item.........         12,814        9,956        2,240        658        277
INTEREST EXPENSE.....................          1,418        3,000        1,066        101         59
                                       -------------  -----------  -----------  ---------  ---------
     Income before income tax and
       extraordinary item............         11,396        6,956        1,174        557        218
INCOME TAX EXPENSE...................          3,719        2,174          412        179         --
                                       -------------  -----------  -----------  ---------  ---------
     Income before extraordinary
       item..........................          7,677        4,782          762        378        218
EXTRAORDINARY ITEM...................             --         (911)          --         --         --
                                       -------------  -----------  -----------  ---------  ---------
NET INCOME...........................          7,677        3,871          762        378        218
LESS -- Net income applicable to
  preferred loan stock...............             --         (334)        (113)        --         --
                                       -------------  -----------  -----------  ---------  ---------
NET INCOME APPLICABLE TO COMMON
  SHARES.............................  $       7,677  $     3,537  $       649  $     378  $     218
                                       =============  ===========  ===========  =========  =========
PER SHARE DATA:

   Income before extraordinary item..  $         .72  $       .52  $       .24  $     .40  $     .23
     Extraordinary item..............             --         (.11)          --         --         --
                                       -------------  -----------  -----------  ---------  ---------
     Net income......................  $         .72  $       .41  $       .24  $     .40  $     .23
                                       =============  ===========  ===========  =========  =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING........................     10,690,902    8,593,639    2,694,395    935,847    935,847
                                       =============  ===========  ===========  =========  =========

                                                               DECEMBER 31,
                                       -------------------------------------------------------------
                                           1996          1995         1994        1993       1992
                                       -------------  -----------  -----------  ---------  ---------
BALANCE SHEET DATA:
Working capital......................  $      25,205  $    24,459  $    15,325  $     372  $    (233)
Total assets.........................         79,691       71,379       59,877      2,944      1,774
Long-term debt, including current
  maturities.........................         16,024       16,269       31,865        219        335
Shareholders' equity.................         47,411       39,665       13,652      1,712        659

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

BUSINESS DEVELOPMENT

     The Company was established in 1936 and operated as a division of Western Atlas International, Inc. ("WAII") from 1987 to 1994. In 1994, the Company's initial shareholders, including 14 members of management, invested in the Company because of their belief in the potential opportunities for expansion of the Core Laboratories business through (i) continued development of high-margin, proprietary technologies, services and products through client-driven research and development, (ii) expanded international services and product lines offered throughout the Company's global technology network, and (iii) acquisition of parallel businesses that add key technologies or market presence and complement existing products and services. In September 1995, the Company issued 2,800,000 common shares at $12.00 per share in an initial public offering (the "Offering"). The net proceeds from the Offering of approximately $30.0 million was used to repay $22.5 million of debt and redeem $7.5 million of preferred loan stock.

     The Company is one of the leading providers of petroleum reservoir description and field management services. The Company's services include reservoir rock and fluids laboratory analyses; field services to evaluate the effectiveness of well completions, stimulations, and enhanced oil recovery projects; and geological and geophysical engineering. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems.

     Recent products developed through research and development are providing additional opportunities for the introduction of advanced reservoir rock and fluids analyses and consulting services through the Company's laboratories. Furthermore, the expansion of certain additional services offered by the Company's international laboratories has generated incremental revenues and improved operating margins from the Jakarta, Kuala Lumpur and Maracaibo operations. Management believes that the continued expansion of high-technology Technology Services being offered by the Company will generate additional increases in revenues and lead to additional margin improvement.

     The Company's acquisition strategy is to continue to seek acquisitions in existing or related business areas to add key technologies, enhance market presence or complement the Company's existing businesses. In accordance with this strategy, the Company acquired Pastech, Inc. ("Pastech") in July 1995 to increase its market presence for integrated systems in North and South America. In December 1995, the Company acquired substantially all of the assets of four analytical testing laboratories from PACE, Incorporated ("PACE Labs"). The laboratories are located in Indianapolis and Valparaiso, Indiana; Edison, New Jersey; and Tampa, Florida. In January 1996, the Company acquired substantially all of the assets of Houston based Gulf States Analytical, Inc. ("GSAI"). The PACE Labs and GSAI acquisitions have broadened the services which the Company offers to its clients.

     On December 31, 1996, the Company issued approximately 1.1 million common shares in exchange for substantially all of the outstanding stock of ProTechnics Company and subsidiaries ("ProTechnics"). ProTechnics is one of the leading providers of services that measure the effectiveness of well stimulations and completions via their proprietary ZeroWash(R) and SpectraScan(R) technologies. ProTechnics is also the leader in determining the efficiencies of enhanced recovery projects through field tracer surveys. The merger with ProTechnics was accounted for as a pooling of interests; accordingly, the Company's consolidated financial statements have been restated to include the consolidated financial statements of ProTechnics for all periods presented.

     The Company has available to it (i) internally generated cash in excess of working capital, capital expenditure, and debt service requirements, (ii) borrowing capacity under its credit agreement, and (iii) the ability to issue additional equity, which may be used to acquire other businesses.

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following: the continued expansion of Technology Services is dependent upon the Company's ability to continue to develop new and useful technology; the improvement of margins is subject to the risk that anticipated synergies of existing and recently acquired businesses and future acquisitions will not be realized; the Company's dependence on one industry segment, oil and gas; the risks and uncertainties attendant to adverse economic and financial market conditions, including stock prices, interest rates and credit availability; and competition in the Company's markets. Should one or more of these risks or uncertainties materialize and should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's consolidated statements of operations for the periods indicated:

                                          YEAR ENDED DECEMBER 31,        % INCREASE (DECREASE)
                                        ---------------------------   ----------------------------
                                        1996      1995      1994      1996 VS 1995    1995 VS 1994
                                        -----     -----   ---------   ------------    ------------
Services.............................    76.4%     71.3%       77.9%       28.9           209.6
Sales................................    23.6      28.7        22.1        (1.0)          338.5
                                        -----     -----   ---------
                                        100.0     100.0       100.0        20.3           238.1
Operating expenses:
     Cost of services................    61.5      58.2        68.6        27.1           187.0
     Cost of sales...................    18.8      23.7        16.7        (4.7)          380.7
     General and administrative
       expenses......................     3.4       3.1         2.6        30.9           308.3
     Depreciation and amortization...     4.4       3.7         3.8        41.0           230.8
     Transaction costs associated
       with merger...................      .3        --          --           *               *
     Other income, net...............     (.6)      (.1)        (.3)          *               *
                                        -----     -----   ---------
                                         87.8      88.6        91.4        19.2           228.0
Income before interest expense,
  income tax, and extraordinary
  item...............................    12.2      11.4         8.6        28.7           344.5
Interest expense.....................     1.4       3.4         4.1       (52.7)          181.4
                                        -----     -----   ---------
Income before income tax and
  extraordinary item.................    10.8       8.0         4.5        63.8           492.5
Income tax expense...................     3.5       2.5         1.6        71.1           427.7
                                        -----     -----   ---------
Income before extraordinary item.....     7.3%      5.5%        2.9%       60.5           527.6
                                        =====     =====   =========

------------
* Percentage not meaningful

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Total revenue for 1996 was $105.4 million, an increase of 20.3% from $87.6 million in the prior year. Revenue gains of 28.9% were realized by the Company' s Technology Services operations for 1996 compared to 1995. Technology Services revenue primarily increased as a result of (i) increased demand for reservoir core and fluids analysis, (ii) increased demand for tracing and logging services and (iii) additional revenue from the December 1995 acquisition of the PACE Labs and the January 1996 acquisition of GSAI. Technology Products revenue for 1996 was comparable to 1995.

     Cost of services and sales as a percentage of services and sales revenue for 1996 improved slightly compared to a year ago due to improved cost savings and efficiencies.

     General and administrative expenses increased $0.8 million in 1996 to $3.6 million. The increase was primarily attributable to costs associated with being a publicly traded company and increased personnel costs due to growth. The Company's ongoing program to maintain tight controls over expenses has resulted in maintaining general and administrative expenses as a percentage of sales under 4%. As a percentage of net sales, general and administrative expenses were 3.4% and 3.1% for 1996 and 1995, respectively.

     Depreciation and amortization expense for 1996 increased to $4.6 million compared to $3.3 million in 1995 primarily due to capital expenditures for new equipment and the acquisitions of Pastech, PACE Labs and GSAI.

     Transaction costs totaling $0.4 million associated with the ProTechnics merger, which was accounted for as a pooling of interests, were expensed in the fourth quarter of 1996 and primarily consist of legal, accounting and investment banking fees.

     Other income for 1996 increased $0.5 million from 1995 due to remuneration of $0.3 million from the State of California for property taken through rights of eminent domain in connection with road construction and exchange gains on transactions denominated in foreign currencies.

     Interest expense decreased 52.7% to $1.4 million for the current year compared to $3.0 million in 1995, due to a reduction in debt after the Offering of 2.8 million common shares in September 1995.

     The Company's effective income tax rate was 32.6% and 31.3% in 1996 and 1995, respectively. The Company's tax rate is less than the statutory rate of 35% in The Netherlands, primarily due to lower tax rates and export sales benefits in countries where the Company operated through subsidiaries, and is partially offset by state and provincial taxes.

YEARS ENDED DECEMBER 31, 1995 AND 1994

     Total revenue for 1995 was $87.6 million, an increase of $61.7 million or 238.1% from $25.9 million in 1994. This increase in revenue was primarily due to a full year of revenues in 1995 from the operations acquired from WAII on September 30, 1994, which had only three months of revenues in 1994. Revenue gains were realized by the Company's Technology Services operations where the amount of core processed by the Company increased by 17% over the prior period. The Company's Technology Products revenues also increased as the Company's Pastech operation (acquired in July 1995) began to contribute to revenue growth. Further, the Company's technology instrumentation and equipment and process analyzer systems all recorded revenue gains over the prior year.

     The Company recorded operating profits of $10.0 million for 1995 compared to $2.2 million in 1994. This increase was primarily due to the full year of revenue in 1995 from the operations acquired from WAII in September 1994 noted above. The increases in operating expenses were a result of variable costs associated with increased revenues offset by savings derived from the Company' s cost reduction program.

     Interest expense increased 181.4% to $3.0 million in 1995 compared to $1.0 million in 1994, due primarily to the full year effect of financing the purchase of certain operations from WAII in September 1994.

     The Company's effective income tax rate was 31.3% for 1995 which is lower than the statutory rate of 35% in the Netherlands. The lower effective tax rate was primarily attributable to lower tax rates and export sales benefits in countries where the Company operates through subsidiaries, and was partially offset by state and provincial taxes.

     As a result of the Company's repayment of certain debt using proceeds from the Offering in September 1995, the Company wrote-off related deferred debt costs of $1.3 million. This write-off, net of related tax benefits, has been reflected in the Company's results of operations as an extraordinary item.

LIQUIDITY AND CAPITAL RESOURCES

     In September 1995, the Company used the proceeds of approximately $30.0 million from the Offering to repay $22.5 million of debt and redeem $7.5 million of preferred loan stock. A substantial amount of the debt retired ($17.5 million) and all of the preferred loan stock redeemed had been incurred as a result of the purchase of certain operations from WAII in September 1994.

     In September 1995, the Company entered into its credit agreement with a bank group. The credit agreement is a primary obligation of Core Laboratories, Inc., a wholly-owned subsidiary of the Company, and is guaranteed by the Company. The terms of the credit agreement require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. The credit agreement includes a $7.5 million revolving credit facility ($4.0 million which is available for letters of credit) and a term loan facility for up to $14.0 million ($9.4 million outstanding at December 31, 1996). Further, a $15.0 million guidance facility is available to the Company to finance acquisitions when approved by its bank group upon meeting certain covenants ($5.4 million outstanding as of December 31, 1996). Loans under the credit agreement generally bear interest from LIBOR plus 0.75% up to a maximum rate of LIBOR plus 1.50%, depending upon satisfaction of certain financial covenants. The term loan facility requires payments of principal in equal quarterly installments beginning December 31, 1995, with a final maturity of September 30, 2000. The revolving credit facility has a final maturity of September 30, 2000. The guidance facility requires payments of principal in equal quarterly installments beginning March 31, 1996, with a final maturity of December 31, 2000. ProTechnics has a $1.3 million revolving credit facility ($.4 million outstanding as of December 31, 1996) and $.9 million term loan ($.7 million was unpaid at December 31, 1996). ProTechnics revolving credit facility currently bears interest at 8.75 percent and matures July 30, 1997, while its term loan currently bears interest at 9% and is payable in monthly installments and matures in March 2001. ProTechnics' revolving credit facility and term loan were paid in full on January 31, 1997 and canceled.

     The Company has generally funded its activities from cash flow from operations, although the Company financed a substantial portion of the purchase price for the acquisitions of PACE Labs and GSAI with its credit agreement. At December 31, 1996, the Company had working capital of $25.2 million (of which $2.9 million was cash and short-term investments) and a current ratio of 2.5 to
1.0 compared to working capital of $24.5 million (of which $4.9 million was cash and short-term investments) and a current ratio of 2.6 to 1.0 at December 31, 1995. Core Laboratories N.V. is a holding company that conducts substantially all of its operations through subsidiaries. Consequently, the Company's cash flow is wholly dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company.

     The Company expects to fund any future acquisitions primarily through a combination of working capital, cash flow from operations, bank borrowings, and issuances of additional equity. Although the credit agreement contains certain limitations on the incurrence of additional indebtedness, in general the Company will be permitted to assume, among other things, indebtedness of acquired businesses, subject to compliance with the financial covenants of the credit agreement.

     The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs and planned capital expenditures for property, plant and equipment. Capital expenditures for 1996 totaled $6.3 million. The Company used existing cash and borrowed approximately $6.8 million under its guidance facility to fund (i) $2.8 million paid in connection with the PACE Labs acquisition, (ii) $2.9 million paid in connection with the GSAI acquisition, and (iii) to retire about $1.4 million of GSAI indebtedness outstanding at the date of its acquisition. The Company issued 1.1 million shares of common stock in December 1996 to effect the ProTechnics merger.

     Due to the relatively low levels of inflation experienced in 1996, 1995 and 1994, inflation has not had a significant effect on the Company's results of operations in recent periods.

ITEM 8.  FINANCIAL STATEMENTS

     For the financial statements and supplementary data required by this Item 8, see index to consolidated financial statements and schedules at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Part III (Items 10 through 13) is omitted because the Registrant expects to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1996, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          REPORTS ON FORM 8-K

FINANCIAL STATEMENTS

     The following reports, financial statements and schedules are filed herewith on the pages indicated:

                                                            PAGE
                                                            -----
CORE LABORATORIES N.V. AND SUBSIDIARIES (THE "COMPANY"):

     Reports of Independent Public Accountants..........     18

     Consolidated Balance Sheets as
      of December 31, 1996 and 1995.....................     20

     Consolidated Statements of
      Operations for the Years Ended
      December 31, 1996, 1995 and 1994..................     21

     Consolidated Statements of Shareholders'
      Equity for the Years Ended December 31,
      1996, 1995 and 1994...............................     22

     Consolidated Statements of Cash
      Flows for the Years Ended December 31,
      1996, 1995 and 1994...............................     23

     Notes to Consolidated Financial Statements.........     24

FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes hereto.

EXHIBITS

     The following exhibits are incorporated by reference to the filing indicated or are filed herewith.

                                                                                               INCORPORATED BY
                                                                                              REFERENCE FROM THE
      EXHIBIT NO.                                EXHIBIT TITLE                                FOLLOWING DOCUMENTS
---------------------     ------------------------------------------------------------   -----------------------------
           3.1       --   Articles of Association of the Company, as amended             Form F-1, September 20, 1995
                          (including English translation)

           4.1       --   Form of certificate representing Common Shares                 Form F-1, September 20, 1995

          10.1       --   Core Laboratories N.V. 1995 Long-Term Incentive Plan           Form 10-Q, November 10, 1995

          10.2       --   Core Laboratories N.V. 1995 Nonemployee Director Stock         Form 10-Q, November 10, 1995
                          Option Plan

          10.3       --   Form of Registration Rights Agreement to be entered into by    Form 10-Q, November 10, 1995
                          the Company and certain of its shareholders, dated September
                          15, 1995.

          10.4       --   Purchase and Sale Agreement between Core Holdings B.V. and     Form F-1, September 20, 1995
                          Western Atlas International, Inc., Western Atlas
                          International, Nigeria Ltd., Western Atlas de Venezuela,
                          C.A., Western Atlas Canada Ltd. and Core Laboratories
                          Australia Pty. Ltd. dated as of September 30, 1994

          10.5       --   Non-competition Agreement between Western Atlas                Form F-1, September 20, 1995
                          International, Inc. and Core Holdings B.V. dated as of
                          September 30, 1994

          10.6       --   Form of Indemnification Agreement to be entered into by the    Form F-1, September 20, 1995
                          Company and certain of its directors and officers

          10.7       --   Indemnification Agreements, each dated as of October 20,       Form 10-Q, November 10, 1995
                          1995, between the Company and each of its directors and
                          executive officers

          10.8       --   Credit Agreement among Core Laboratories, Inc. and             Form 10-K, March 20, 1996
                          NationsBank of Texas, N.A., dated as of September 30, 1995

          23.1       --   Consent of Arthur Andersen LLP                                 Filed Herewith

          23.2       --   Consent of Grant Thornton LLP                                  Filed Herewith

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 CORE LABORATORIES N.V.
                                        BY: CORE LABORATORIES INTERNATIONAL B.V.

DATE:  MARCH 24, 1997                            BY: /s/ JACOBUS SCHOUTEN
                                                         JACOBUS SCHOUTEN
                                                         SUPERVISORY DIRECTOR

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON THE 24TH DAY OF MARCH, 1997.

              SIGNATURE                              TITLE
              ---------                              -----
      /s/ DAVID M. DEMSHUR            President, Chief Executive Officer
          DAVID M. DEMSHUR            and Supervisory Director (Principal
                                       Executive Officer and Authorized
                                     Representative in the United States)

       /s/ JOSEPH R. PERNA                Senior Vice President and
           JOSEPH R. PERNA                   Supervisory Director

     /s/ RICHARD L. BERGMARK        Chief Financial Officer, Treasurer and
         RICHARD L. BERGMARK            Supervisory Director (Principal
                                       Financial and Accounting Officer)

     /s/ STEPHEN D. WEINROTH                 Supervisory Director
         STEPHEN D. WEINROTH

        /s/ JAMES A. READ                    Supervisory Director
            JAMES A. READ

       /s/ JACOBUS SCHOUTEN                  Supervisory Director
           JACOBUS SCHOUTEN

     /s/ TIMOTHY J. PROBERT                  Supervisory Director
         TIMOTHY J. PROBERT

        /s/ BOB G. AGNEW                     Supervisory Director
            BOB G. AGNEW

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Core Laboratories N.V.:

     We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. (a Netherlands corporation and formerly named Core Holdings B.V.) and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996 (as restated -- see Note 3). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1994 consolidated financial statements of ProTechnics Company and subsidiaries, a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 3. Such statements are included in the 1995 and 1994 consolidated financial statements of Core Laboratories N.V. and reflect total assets of 8 percent in 1995, and total revenues of 9 percent and 25 percent in 1995 and 1994, respectively, of the consolidated totals. The financial statements of ProTechnics Company and subsidiaries were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for ProTechnics Company and subsidiaries for 1995 and 1994, is based solely upon the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Laboratories N.V. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years ended December 31, 1996, in conformity with generally accepted accounting principles as applied in the United States of America.

ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
ProTechnics Company and Subsidiaries.:

     We have audited the consolidated balance sheets of ProTechnics Company (a Nevada corporation) and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended (not presented separately herein). These financial statements are the responsibility of ProTechnics Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProTechnics Company and Subsidiaries as of March 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Houston, Texas
July 19, 1996

                             CORE LABORATORIES N.V.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                            1996           1995
                                          ---------      ---------
               ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.......     $   2,935      $   4,940
     Accounts receivable, less
      allowance for doubtful accounts
      of $919 and $886 in 1996 and
      1995, respectively.............        27,993         24,331
     Inventories.....................         9,472          8,559
     Prepaid expenses and other......         1,223          1,454
     Deferred tax assets.............           927            648
                                          ---------      ---------
          Total current assets.......        42,550         39,932
PROPERTY, PLANT AND EQUIPMENT:
     Land............................         1,370          1,435
     Buildings and leasehold
      improvements...................        11,402          7,683
     Machinery and equipment.........        19,853         15,001
     Construction in process.........         3,189          1,703
                                          ---------      ---------
                                             35,814         25,822
     Less -- accumulated
      depreciation...................        (8,109)        (3,972)
                                          ---------      ---------
                                             27,705         21,850
INTANGIBLES AND GOODWILL, net of
  accumulated amortization of $506
  and $429 in 1996 and 1995,
  respectively.......................         8,417          8,830
LONG-TERM INVESTMENT.................           250            400
NON-CURRENT DEFERRED TAX ASSET.......           245             --
OTHER LONG-TERM ASSETS...............           524            367
                                          ---------      ---------
          Total assets...............     $  79,691      $  71,379
                                          =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term
      debt...........................     $   4,430      $   2,728
     Short-term debt.................            --            190
     Accounts payable................         5,909          6,442
     Accrued payroll and related
      costs..........................         3,141          2,979
     Accrued income taxes payable....         1,008            632
     Deferred tax liability..........           604             --
     Other accrued expenses..........         2,253          2,502
                                          ---------      ---------
          Total current
             liabilities.............        17,345         15,473
LONG-TERM DEBT.......................        11,594         13,541
NON-CURRENT DEFERRED TAX LIABILITY...         1,970            835
MINORITY INTEREST....................           212             96
OTHER LONG-TERM LIABILITIES..........         1,159          1,769
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preferred loan stock............            --             --
     Preference shares, NLG .03 par
      value; 3,000,000 shares
      authorized, none issued or
      outstanding....................            --             --
     Common stock, NLG .03 par value;
      30,000,000 shares authorized,
      10,592,638 and 10,578,732
      issued and outstanding at 1996
      and 1995, respectively.........           186            186
     Additional paid-in capital......        35,500         35,249
     Retained earnings...............        11,725          4,230
                                          ---------      ---------
          Total shareholders'
             equity..................        47,411         39,665
                                          ---------      ---------
               Total liabilities and
                  shareholders'
                  equity.............     $  79,691      $  71,379
                                          =========      =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                            1996           1995           1994
                                       --------------  -------------  -------------
SERVICES.............................  $       80,503  $      62,478  $      20,183
SALES................................          24,865         25,115          5,727
                                       --------------  -------------  -------------
                                              105,368         87,593         25,910
OPERATING EXPENSES:
     Costs of services...............          64,853         51,018         17,779
     Costs of sales..................          19,790         20,768          4,320
     General and administrative
       expenses......................           3,559          2,719            666
     Depreciation and amortization...           4,600          3,262            986
     Transaction costs associated
       with merger...................             355             --             --
     Other income, net...............            (603)          (130)           (81)
                                       --------------  -------------  -------------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAX, AND EXTRAORDINARY
  ITEM...............................          12,814          9,956          2,240
INTEREST EXPENSE.....................           1,418          3,000          1,066
                                       --------------  -------------  -------------
INCOME BEFORE INCOME TAX AND
  EXTRAORDINARY ITEM.................          11,396          6,956          1,174
INCOME TAX EXPENSE...................           3,719          2,174            412
                                       --------------  -------------  -------------
INCOME BEFORE EXTRAORDINARY ITEM.....           7,677          4,782            762
EXTRAORDINARY ITEM,
  net of tax benefit of $400.........              --           (911)            --
                                       --------------  -------------  -------------
NET INCOME...........................           7,677          3,871            762
LESS -- Net income applicable to
  preferred loan stock...............              --           (334)          (113)
                                       --------------  -------------  -------------
NET INCOME APPLICABLE TO COMMON
  SHARES.............................  $        7,677  $       3,537  $         649
                                       ==============  =============  =============
PER SHARE DATA:

     Income before extraordinary
       item..........................  $          .72  $         .52  $         .24
     Extraordinary item..............              --           (.11)            --
                                       --------------  -------------  -------------
     Net income......................  $          .72  $         .41  $         .24
                                       ==============  =============  =============
WEIGHTED AVERAGE SHARES OUTSTANDING        10,690,902      8,593,639      2,694,395
                                       ==============  =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                   (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                       COMMON SHARES
                                       PREFERRED   ---------------------   ADDITIONAL
                                         LOAN        NUMBER OF               PAID-IN     RETAINED
                                         STOCK        SHARES      AMOUNT     CAPITAL     EARNINGS      TOTAL
                                       ---------   -------------  ------   -----------   ---------   ---------
BALANCE, December 31, 1993 (as
  previously reported)...............   $     --              --  $  --      $    --      $     --   $      --
ADJUSTMENT FOR POOLING OF

  INTERESTS..........................         --         935,847     17        1,651            44       1,712
                                       ---------   -------------  ------   -----------   ---------   ---------
ADJUSTED BALANCE, December 31,
  1993...............................         --         935,847     17        1,651            44       1,712
                                       ---------   -------------  ------   -----------   ---------   ---------
ISSUANCE OF COMMON STOCK.............         --       6,666,800    115        2,385            --       2,500
ISSUANCE OF PREFERRED LOAN STOCK.....      7,500              --     --           --            --       7,500
EQUITY TRANSACTIONS OF POOLED
  COMPANY............................         --         119,441      2        1,176            --       1,178
NET INCOME...........................         --              --     --           --           762         762
                                       ---------   -------------  ------   -----------   ---------   ---------
BALANCE, December 31, 1994...........      7,500       7,722,088    134        5,212           806      13,652
                                       ---------   -------------  ------   -----------   ---------   ---------
ISSUANCE OF COMMON SHARES THROUGH
  INITIAL PUBLIC OFFERING............         --       2,800,000     51       29,975            --      30,026
PREFERRED LOAN STOCK DIVIDEND........         --              --     --           --          (447)       (447)
REDEMPTION OF PREFERRED LOAN STOCK...     (7,500)             --     --           --            --      (7,500)
EQUITY TRANSACTIONS OF POOLED
  COMPANY............................         --          56,644      1           62            --          63
NET INCOME...........................         --              --     --           --         3,871       3,871
                                       ---------   -------------  ------   -----------   ---------   ---------
BALANCE, December 31, 1995...........         --      10,578,732    186       35,249         4,230      39,665
                                       ---------   -------------  ------   -----------   ---------   ---------
STOCK OPTIONS EXERCISED..............         --             500     --            6            --           6
EQUITY TRANSACTIONS OF POOLED
  COMPANY............................         --          13,406     --          245          (259)        (14)
ADJUSTMENT FOR CHANGE IN FISCAL YEAR
  OF POOLED COMPANY..................         --              --     --           --            77          77
NET INCOME...........................         --              --     --           --         7,677       7,677
                                       ---------   -------------  ------   -----------   ---------   ---------
BALANCE, December 31, 1996...........   $     --      10,592,638  $ 186      $35,500      $ 11,725   $  47,411
                                       =========   =============  ======   ===========   =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE YEAR ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (THOUSANDS OF DOLLARS)

                                          1996         1995         1994
                                        --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income......................   $  7,677     $  3,871     $    762
     Adjustments to reconcile net
       income to net cash provided by
       operating activities --
       Depreciation and
          amortization...............      4,600        3,479        1,081
       Adjustment for change in
          fiscal year of pooled
          company....................         77           --           --
       Extraordinary item, net of tax
          benefit of $400............         --          911           --
       (Gain) loss on sale of fixed
          assets.....................         (9)          12           --
       Changes in assets and
          liabilities --
          Increase in accounts
             receivable..............     (2,107)      (1,791)      (3,714)
          (Increase) decrease in
             inventories.............       (913)         943        1,061
          (Increase) decrease in
             prepaid expenses and
             other                           242         (283)         472
          Increase (decrease) in
             accounts payable........       (854)       2,391          250
          Increase in accrued
             payroll.................         42          504          987
          Increase in accrued income
             taxes payable...........        296          560          212
          Increase (decrease) in
             other accrued
             expenses................       (700)      (3,431)         797
          Other......................        482         (119)         (78)
                                        --------     --------     --------
               Net cash provided by
                  operating
                  activities.........      8,833        7,047        1,830
                                        --------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures............     (6,283)      (3,183)      (1,381)
     Proceeds from sale of fixed
       assets........................         28        1,597           --
     Acquisition of GSAI.............     (4,310)          --           --
     Return on investment in China
       Corelab Ltd...................        150           --           --
     Acquisition of Pastech, net.....         --       (5,017)          --
     Acquisition of PACE Labs........         --       (2,830)          --
     Acquisition of Core Laboratories
       division, net.................         --       (1,778)     (39,454)
     Purchase of investment
       securities....................         --           --         (499)
     Proceeds from maturities of
       investment securities.........         --          499           --
     Other...........................         --           12           10
                                        --------     --------     --------
       Net cash used in investing
          activities.................    (10,415)     (10,700)     (41,324)
                                        --------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from initial public
       offering......................         --       30,026           --
     Proceeds from common shares and
       preferred loan stock
       issuances.....................         --           63       11,178
     Payments on long-term debt......    (10,145)     (31,789)        (115)
     Borrowings under long-term
       debt..........................      9,900       15,740       31,434
     Retirement of preferred loan
       stock.........................         --       (7,500)          --
     Prepayment penalty on long-term
       debt..........................         --         (140)          --
     Decrease in short-term debt.....       (190)        (599)          --
     Dividends on preferred loan
       stock.........................         --         (447)          --
     Other...........................         12          (21)          --
                                        --------     --------     --------
       Net cash provided by (used in)
          financing activities.......       (423)       5,333       42,497
                                        --------     --------     --------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS........................     (2,005)       1,680        3,003
CASH AND CASH EQUIVALENTS, beginning
  of period..........................      4,940        3,260          257
                                        --------     --------     --------
CASH AND CASH EQUIVALENTS, end of
  period.............................   $  2,935     $  4,940     $  3,260
                                        ========     ========     ========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996

1.  DESCRIPTION OF BUSINESS

     Core Laboratories N.V., and its wholly owned subsidiaries (the "Company") derives its revenues from services and sales to customers primarily in one industry segment, the oil and gas industry, and conducts its worldwide business through two closely related operations: Technology Service and Technology Products. Technology Services provides reservoir rock and fluids laboratory analyses; field services to evaluate the effectiveness of well completions, stimulations, and enhanced oil recovery projects; and geological and geophysical engineering. Technology Products designs and manufactures a wide range of technology instrumentation, integrated systems and packaged analyzer systems.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     On December 31, 1996, Core Laboratories N.V. completed the acquisition of ProTechnics Company ("ProTechnics"). The acquisition was accounted for as a pooling of interests; accordingly, the accompanying consolidated financial statements have been restated to include the results of ProTechnics for all periods presented.

CONSOLIDATION AND ESTIMATES

     The accompanying consolidated financial statements include the accounts of the Company, and have been prepared in accordance with United States generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated. A minority interest liability has been recorded in the accompanying consolidated financial statements for investments in two foreign subsidiaries that have 30 percent unrelated minority owners.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

     Cash includes all highly liquid debt instruments with an original maturity of three months or less.

INVENTORIES

     Inventories are primarily items used for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value.

PROPERTY, PLANT AND EQUIPMENT

     Investments in property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

Buildings............................     40 years
Machinery and equipment..............    3-5 years

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Accelerated depreciation methods are used for tax purposes. Repairs and maintenance are charged to expense as incurred and major renewals and betterments are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in the statement of operations. The company incurred $1,385,000, $1,596,000 and $682,000 of repair and maintenance expense for the years ended December 31, 1996, 1995 and 1994, respectively.

INTANGIBLES AND GOODWILL

     Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives, which range from 5 to 40 years. Intangibles include the patents, trademarks, service marks and trade names. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of intangibles and goodwill may warrant revision or that the remaining balance of intangibles and goodwill may not be recoverable. Management believes that there have been no events or circumstances that warrant revision to the remaining useful life or which affect the recoverability of intangibles and goodwill.

DEFERRED COMPENSATION AND CASH SURRENDER VALUE OF LIFE INSURANCE

     The Company has deferred compensation agreements with certain employees. The Company has purchased life insurance policies with cash surrender value to fund these deferred compensation arrangements which also provide life insurance benefits for the employees.

LONG-TERM INVESTMENT

     The long-term investment of $250,000 and $400,000 at December 31, 1996 and 1995, respectively, represents the Company's joint venture interest in China Corelab Ltd., which is accounted for using the cost method of accounting because the Company does not have the ability to exercise significant influence and control over the operations of this joint venture. China Corelab Ltd.'s net income for 1996 and 1995 was insignificant.

INCOME TAXES

     Income tax expense includes The Netherlands, United States, other foreign countries and local state and provincial income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards
(SFAS) No. 109, "Accounting for Income Taxes." This accounting standard requires companies to recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of existing assets and liabilities using presently enacted tax rates.

REVENUE RECOGNITION

     Revenues are primarily recognized as services are completed and provided or as products are shipped.

FOREIGN CURRENCIES

     The Company's functional currency is the U.S. dollar. Accordingly, foreign entities translate monetary assets and liabilities at year-end exchange rates, while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. Gains and losses resulting from the translation of foreign financial statements and from foreign currency transactions are included in other income and expense.

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

RESEARCH AND DEVELOPMENT

     Research and development expenditures are charged to expense as incurred.

CONCENTRATIONS AND FINANCIAL INSTRUMENTS

     Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The Company derives its worldwide revenues from services and sales to customers primarily in the oil and gas industry. The Company maintains an allowance for losses based upon the expected collectability of all trade accounts receivable. The carrying values of cash, trade accounts receivable and accounts payable approximate their fair market values due to the short-term maturities of these instruments. Management believes that the carrying amount of long-term debt is not materially different from its fair value using rates currently available for debt of similar terms and maturity.

EARNINGS PER SHARE

     Earnings per share is based upon the weighted average number of common shares and common share equivalents outstanding during the periods presented. Common share equivalents totaled 98,652, 53,014 and none for 1996, 1995 and 1994, respectively. For purposes of this calculation, dividends on the Company's preferred loan stock of $334,000 and $113,000 were deducted from net income for 1995 and 1994, respectively. Fully diluted income per share is equal to primary income per share in all periods presented.

3.  ACQUISITIONS

ACQUISITION OF CORE LABORATORIES DIVISION

     In December 1993, Western Atlas International, Inc. ("WAII"), a subsidiary of Western Atlas Inc., announced its intent to dispose of its Core Laboratories division. In 1994, an investment group formed Core Holdings B.V. and entered into an agreement with WAII to purchase certain assets and assume certain liabilities of WAII's Core Laboratories division (the "Purchase"). The transaction closed on September 30, 1994, and was financed primarily through the issuance of common shares and preferred loan stock totaling $10,000,000 (See
Note 8) and borrowings of long-term debt totaling $31,000,000.

     The final purchase price, including transaction costs (transaction costs included a $295,000 fee paid to a director and shareholder of the Company), totaled $41,232,000 and was allocated to the underlying assets acquired and liabilities assumed under the purchase method of accounting as follows (in thousands):

Current assets...............................  $  21,877
Non-current assets...........................     22,275
Intangibles..................................      5,917
Current liabilities..........................     (7,084)
Non-current liabilities......................     (1,753)
                                                ---------
Final purchase price.........................  $  41,232
                                                =========
Paid in cash on September 30, 1994...........  $  39,454
Paid in 1995.................................      1,778
                                               ---------
                                               $  41,232
                                               =========

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     This transaction was accounted for using the purchase method of accounting; accordingly, the operating results of the business acquired from WAII are included in the accompanying consolidated statements of operations beginning October 1, 1994.

PASTECH ACQUISITION

     On July 19, 1995, the Company acquired all of the outstanding stock of Pastech, Inc. (formerly CAE America, Inc.), for approximately $5.3 million in cash (the "Pastech Acquisition"). The Company borrowed $5.0 million under its revolving credit facility to complete this acquisition. Subsequently, the Company used a portion of the proceeds from its initial public offering (the "Offering") (see Note 8) to repay this debt. The transaction was recorded using the purchase method of accounting, which resulted in approximately $2.9 million of goodwill which is being amortized over a 20-year period. Pastech reported revenues of $15.8 million (unaudited) and $22.1 million for 1995 and 1994, respectively.

PACE ACQUISITION

     On December 22, 1995, the Company acquired substantially all the assets of four analytical testing laboratories from PACE Incorporated (the "PACE Acquisition") for approximately $2.8 million in cash. The transaction was recorded using the purchase method of accounting. The Company borrowed $2.5 million under its credit agreement to complete the acquisition. PACE reported unaudited revenues of $13.8 million and $13.2 million for 1995 and 1994, respectively.

GULF STATES ACQUISITION

     On January 5, 1996, the Company acquired substantially all of the assets of Gulf States Analytical, Inc. (the "GSAI Acquisition") for approximately $4.3 million in cash. The transaction was recorded using the purchase method of accounting. Financing for the transaction was provided through the Company's credit agreement. Gulf States Analytical, Inc. reported unaudited revenues of $5.6 million and $3.8 million for 1995 and 1994, respectively.

PROTECHNICS ACQUISITION

     On December 31, 1996, the Company issued approximately 1.1 million common shares in exchange for substantially all of the outstanding stock of ProTechnics. In addition, outstanding employee stock options to purchase ProTechnics common stock were converted into options to purchase approximately 87,000 shares of the Company's common stock (see Note 9). The acquisition has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the consolidated financial statements of ProTechnics (which were adjusted to conform to the Company's accounting policies) for all periods prior to the acquisition.

     ProTechnics had a March 31 fiscal year end and, accordingly, the ProTechnics statements of operations for the years ended March 31, 1996 and 1995, have been combined with the Company's statements of operations for the calendar years ended December 31, 1995 and 1994, respectively. In order to conform ProTechnics year end to the Company's calendar year end, the consolidated statement of operations for fiscal 1996 includes three months for ProTechnics which are also included in the consolidated statement of operations for the fiscal year ended December 31, 1995. Accordingly, an adjustment has been made in fiscal 1996 to retained earnings for the duplication of net loss of $77,000 for such three month period. Other results of operations for such three month period of ProTechnics include net sales of $2,104,000, loss before taxes of $92,000, and income tax benefits of $15,000.

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Separate revenues, net income (loss) and related per share amounts of the merged entities are presented in the following table. In addition, the table includes unaudited pro forma net income and net income per share amounts which reflect the elimination of the non-recurring transaction costs in 1996. All amounts are in thousands, except per share data.

                                                    1996        1995
                                                 -----------  ---------
                                                      (unaudited)
Revenue:
     Core Laboratories N.V...........            $    93,719  $  80,063
     ProTechnics.....................                 11,649      7,530
                                                 -----------  ---------
          Revenue, as reported.......            $   105,368  $  87,593
                                                 ===========  =========
Net Income (Loss):
     Core Laboratories N.V...........            $     7,952  $   4,195
     ProTechnics.....................                    (41)      (324)
                                                 -----------  ---------
     Pro forma net income............                  7,911      3,871
     Transaction costs...............                   (234)        --
                                                 -----------  ---------
          Net income, as reported....            $     7,677  $   3,871
                                                 ===========  =========
Net Income Per Share:
     Pro forma.......................            $       .74  $     .41
                                                 ===========  =========
     As reported.....................            $       .72  $     .41
                                                 ===========  =========

     ProTechnics' historical consolidated financial statements have been adjusted to conform to the accounting policies and practices of the Company. These adjustments primarily related to conforming ProTechnics' accounting policies for the capitalization of inventory, property, plant and equipment, and other assets to those of the Company. The effect of these conforming adjustments increased ProTechnics' net loss by $177,000 and $27,000 in the years ended March 31, 1996 and 1995, respectively.

     In connection with the acquisition, $0.4 million of transaction costs ($0.2 million after tax, or $0.02 per share) were incurred and have been charged to expense in the fourth quarter of 1996. The cost and expenses consisted primarily of legal, accounting and investment banking fees.

     The following information presents the results of operations on a pro forma basis as though the Purchase, the Offering, the Pastech Acquisition, the PACE Acquisition, the GSAI Acquisition and the ProTechnics merger all occurred on January 1, 1994. Information is presented for informational purposes only, and may not be indicative of actual operating results that would have been achieved. All amounts are in thousands, except per share data.

                                                      YEARS ENDED
                                                      DECEMBER 31,
                                                ------------------------
                                                    1995         1994
                                                 -----------  -----------
                                                       (unaudited)
Net revenues.........................               $114,700     $115,044
Income before extraordinary item.....               $  7,334     $  2,948
Income per share before extraordinary
item.................................               $    .69     $    .28

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

SUBSEQUENT EVENTS (UNAUDITED)

  SCOTT PICKFORD ACQUISITION

     On March 1, 1997, the Company acquired the control of a majority of the outstanding shares of Scott Pickford plc. The Company is in the process of acquiring the remaining shares and expects that the total consideration paid for Scott Pickford plc will total approximately $14,000,000. Scott Pickford plc and its subsidiaries ("Scott Pickford") provide petroleum reservoir management, geoscience services, and engineering products to its customers. Scott Pickford's revenues totaled $13,223,000 , $13,319,000, and $7,545,000 for its fiscal years ended March 31, 1996, 1995, and 1994, respectively. The acquisition, which is being financed through borrowings, will be accounted for as a purchase; accordingly, Scott Pickford's results of operations will be included with those of the Company beginning in March 1997.

SAYBOLT LETTER OF INTENT

     On January 17, 1997, the Company signed a non-binding letter of intent pursuant to which the Company is negotiating the acquisition of Saybolt International B.V. Saybolt International B.V. and its subsidiaries ("Saybolt") provides laboratory and inspection services to characterize and test crude oil and petroleum products to the oil industry. Saybolt operates in over 40 countries and has approximately 1,650 employees. Saybolt's revenues totaled $97,803,000 and $90,258,000 in 1995 and 1994, respectively. The transaction is subject to, among other things, the negotiation and execution of a definitive acquisition agreement, due diligence to be performed by the Company and Saybolt, and obtaining requisite approvals. There can be no assurance that the transaction will be consummated.

4.  INVENTORIES

     Inventories consisted of the following at December 31, 1996 and 1995 (in thousands):

                                            1996           1995

                                          ---------      ---------
Parts and materials..................     $   4,011      $   3,892
Work in process......................         5,461          4,667
                                          ---------      ---------
          Total......................     $   9,472      $   8,559
                                          =========      =========

     Work in process inventory includes $2.3 million for customer contracts in progress which represents $8.3 million in customer billings offset by $6.0 million in contract costs.

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  LONG-TERM DEBT

     Long-term debt at December 31, 1996 and 1995, is summarized in the following table (in thousands):

                                              1996            1995
                                            ---------       ---------
Unsecured Senior Credit Agreement with
a bank group:
     $14,000 term loan facility......       $   9,375       $  11,875
     $ 7,500 revolving credit
       facility......................              --           2,500
     $15,000 guidance facility.......           5,440              --
$ 1,250 revolving credit facility....             400             923
$   850 term loan facility...........             722             850
Other notes payable..................              87             121
                                            ---------       ---------
                                               16,024          16,269

Less -- current maturities...........           4,430           2,728
                                            ---------       ---------
               Total long-term
                  debt...............       $  11,594       $  13,541
                                            =========       =========

     The Company's Unsecured Senior Credit Agreement provides for a committed $7.5 million revolving credit facility for working capital and letters of credit (including $4.0 million available for letters of credit), a term loan facility for up to $14.0 million to refinance existing indebtedness, and a guidance facility for up to $15.0 million for financing acquisitions approved by the bank group upon meeting certain covenants. At December 31, 1996, approximately $7.5 million was available for additional borrowing (including $1.2 million available for letters of credit) under the revolving credit facility, and $9.6 million was available to finance approved acquisitions under the guidance facility. The revolving credit facility is payable on September 30, 2000. Quarterly principal installments of $625,000 on the term loan facility are due beginning December 31, 1995, through September 30, 2000. The guidance loan requires payments of principal in equal installments beginning March 31, 1996, with a final maturity of December 31, 2000. Borrowings under the Unsecured Senior Credit Agreement generally bear interest from LIBOR plus 0.75% up to a maximum rate of LIBOR plus 1.50%, depending upon satisfaction of certain financial covenants.

     The Unsecured Senior Credit Agreement requires the Company to maintain certain financial ratios and minimum levels of consolidated net worth, and to comply with other customary provisions. Management believes that the Company is in compliance with all such covenants contained in its credit agreements. Scheduled maturities of long-term debt over the next five years are: 1997 -- $4,430,000, 1998 -- $4,030,000, 1999 -- $4,030,000, 2000 -- $3,405,000, and 2001
-- $129,000. Total cash payments for interest was $1,343,400, $3,067,500, and $490,700 for 1996, 1995, and 1994, respectively.

     The $1.3 million revolving credit facility was entered into in March 1996 by ProTechnics and matures July 30, 1997. At December 31, 1996, approximately $0.9 million was available for additional borrowing. Interest is payable monthly at an 8.75% interest which could change to a base rate, as defined, plus 1/2% floating. This facility was paid in full on January 31, 1997 and canceled.

     ProTechnics also has a 5 year term loan of $850,000. Interest is calculated at 9%, but could change to a base rate, as defined, plus 3/4% floating. Principal is payable in monthly installments of $14,167 maturing March 2001. This facility was paid in full on January 31, 1997 and canceled.

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  EXTRAORDINARY LOSS

     In connection with the repayment of indebtedness with proceeds from the Company's initial public offering (see Note 8), the Company incurred an extraordinary loss of $1.3 million ($.9 million net of taxes) during the quarter ended September 30, 1995, for the write-off of deferred debt costs and a prepayment penalty incurred on the debt retired using proceeds from the initial public offering.

7.  INCOME TAXES

     The components of income before income taxes and extraordinary item for 1996, 1995, and 1994 are as follows (in thousands):

                                         1996       1995       1994
                                       ---------  ---------  ---------
United States........................  $   4,589  $   3,246  $     514
Other foreign countries..............      6,807      3,710        660
                                       ---------  ---------  ---------
     Income before income taxes and
       extraordinary item............  $  11,396  $   6,956  $   1,174
                                       =========  =========  =========

     The components of income tax expense (benefit) for 1996, 1995, and 1994, are as follows (in thousands):

                                         1996       1995       1994
                                       ---------  ---------  ---------
Current --
     United States federal...........  $   1,135  $   1,155  $     151
     Other foreign countries.........      1,245        596        213
     State and provincial............        125        244         70
                                       ---------  ---------  ---------
               Total Current.........  $   2,505  $   1,995  $     434
                                       =========  =========  =========
Deferred --
     United States federal...........  $      88  $     (58) $     (13)
     Other foreign countries.........      1,126        237         (9)
                                       ---------  ---------  ---------
               Total deferred........      1,214        179        (22)
                                       ---------  ---------  ---------
               Income tax expense....  $   3,719  $   2,174  $     412
                                       =========  =========  =========

     The difference between The Netherlands statutory income tax rate and the Company's estimated tax rate as reported in the accompanying consolidated statements of operations for 1996, 1995, and 1994 are as follows:

                                        1996      1995      1994
                                        ----      ----      ----
The Netherlands income tax rate......    35%       35%       35%
Subsidiary rates lower than The
  Netherlands........................    (4)       (4)       (1)
Foreign sales corporation benefits...    (2)       (1)       (3)
Research and development credits.....     -        (1)       (2)
Change in valuation allowance........     3         1         -
State and provincial income taxes....     1         3         4
Other................................     -        (2)        2
                                        ----      ----      ----
Effective tax rate...................    33%       31%       35%
                                        ====      ====      ====

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and tax basis of existing assets and liabilities. Deferred tax assets and liabilities as of December 31, 1996 and 1995, respectively, are summarized as follows (in thousands):

                                         1996       1995
                                       ---------  ---------
Deferred tax assets --
     Reserves and other
       liabilities...................  $     610  $     475
     Carry forwards..................        906        219
     Allowance for receivables.......        146        111
     Inventories.....................         58         94
     Other...........................        147        251
                                       ---------  ---------
                                           1,867      1,150
                                       ---------  ---------
Deferred tax liabilities --
     Intangibles.....................       (742)      (493)
     Property, plant and equipment...     (1,118)      (597)
     Receivables.....................       (638)        --
     Inventories.....................         --       (170)
     Other...........................       (197)       (24)
                                       ---------  ---------
                                          (2,695)    (1,284)
                                       ---------  ---------
Valuation allowance..................       (574)       (53)
                                       ---------  ---------
     Net deferred tax liability......  $  (1,402) $    (187)
                                       =========  =========

     The valuation allowance increased due to the uncertainty of realization of net operating loss carryforwards in certain foreign tax jurisdictions. The Company's net deferred taxes are set forth in the consolidated balance sheet as of December 31, 1996 and 1995, respectively, as follows (in thousands):

                                         1996       1995
                                       ---------  ---------
Current deferred tax asset...........  $     927  $     648
Non-current deferred tax asset.......        245         --
Current deferred tax liability.......       (604)        --
Non-current deferred tax liability...     (1,970)      (835)
                                       ---------  ---------
     Net deferred tax liability......  $  (1,402) $    (187)
                                       =========  =========

     Cash payments, net of refunds, for income taxes were $2,169,000 and $1,462,000 in 1996 and 1995, respectively.

8.  CAPITAL STOCK

PREFERRED LOAN STOCK

     In September 1995, the Company redeemed in full its six percent nonvoting, nonconvertible $7,500,000 preferred loan stock. The redemption was funded using a portion of the proceeds from the Offering.

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

REDEEMABLE CUMULATIVE PREFERENCE SHARES

     In September 1995, the Company retired the authorized but unissued redeemable cumulative preference shares with a par value of NLG .02 ($0.01) per share.

PREFERENCE SHARES

     In August 1995, the Company authorized 3,000,000 preference shares with a par value of NLG .03 ($0.02) per share. No preference shares have been issued by the Company.

COMMON SHARES

     During August 1995, the Company converted its Netherlands corporation status and accordingly, changed its name to Core Laboratories N.V., increased its authorized common shares to 30,000,000, effected a 200-for-three stock split, and reduced the par value of its common stock from NLG 2 ($1.15) per share to NLG .03 ($0.02) per share. Accordingly, the accompanying consolidated financial statements have been restated to reflect this stock split for all periods presented.

     In September 1995, the Company completed the Offering of 2,800,000 common shares and received proceeds of approximately $30 million, net of expenses. The Company used such proceeds to repay outstanding indebtedness and to redeem in full its $7.5 million preferred loan stock outstanding.

     On December 31, 1996, the Company issued approximately 1.1 million common shares in exchange for substantially all of the outstanding stock of ProTechnics.

9.  STOCK OPTIONS

EMPLOYEE STOCK PLANS

     The 1995 Long-Term Incentive Plan (the "Plan") authorized a maximum aggregate of 650,000 common shares for grant to eligible employees. Options granted pursuant to the Plan are exercisable for a period of 10 years and will vest in equal installments over four years, so long as the option holder remains an employee of the Company as of the date of exercise. The exercise price of options granted under the Plan equals the market price of the common shares on the date of grant.

1995 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

     The 1995 Nonemployee Director Stock Option Plan (the "Nonemployee Director Plan"), authorized a maximum aggregate of 50,000 common shares for grant to eligible Directors of the Company. Pursuant to the Nonemployee Director Plan, beginning in 1996, 1,000 options will be granted to each eligible Director on the day after the annual general meeting. The options are exercisable for a period of 10 years and will vest on the day before the next annual meeting following the date of grant. The exercise price of options granted under the Plan equals the market price of the common shares on the date of grant.

PROTECHNICS STOCK OPTION PLAN

     In connection with the merger of ProTechnics, the outstanding employee stock options to purchase ProTechnics common stock will be converted into options to purchase 86,880 shares of the Company's common stock. Pursuant to the ProTechnics stock option plans, the options became immediately exercisable on the merger date, December 31, 1996, and remain exercisable for a period of approximately 5 years from the grant date. Future grants to ProTechnics' employees will be made under the Plan.

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information regarding the Company's stock option plans are summarized below:

                                                    NONEMPLOYEE    PROTECHNICS                AVERAGE
                                                     DIRECTOR      STOCK OPTION               EXERCISE
              OPTIONS:                  THE PLAN       PLAN            PLAN         TOTAL      PRICE
-------------------------------------   --------    -----------    ------------    -------    --------
Outstanding at December 31, 1994.....         --           --         86,880        86,880     $ 4.27
Granted at $12.00 per share..........    277,500        4,000             --       281,500      12.00
                                        --------    -----------    ------------    -------    --------
Outstanding at December 31, 1995.....    277,500        4,000         86,880       368,380      10.18
Granted at $12.50 per share..........         --        4,000             --         4,000      12.50
Granted at $12.00 per share..........      4,000           --             --         4,000      12.00
Granted at $15.75 per share..........      4,000           --             --         4,000      15.75
Less --
     Exercised at $12.00 per share...        500           --             --           500      12.00
     Canceled........................     25,000           --             --        25,000      12.00
                                        --------    -----------    ------------    -------    --------
Outstanding at December 31, 1996.....    260,000        8,000         86,880       354,880     $10.16
                                        ========    ===========    ============    =======    ========
Exercisable at December 31, 1996.....     64,875        4,000         86,880       155,755
                                        ========    ===========    ============    =======
Available for grant at December 31,

  1996...............................    372,500       42,000           none       414,500
                                        ========    ===========    ============    =======

     The exercise prices of options outstanding at December 31, 1996 and 1995, ranged from $2.55 to $12.00 per share and from $2.55 to $15.75 per share, respectively. The weighted average contractual life remaining on outstanding stock options was 7.6 years at December 31, 1996.

     The Company applies Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                         1996        1995
                                        ------      ------
Net income:
     As reported.....................   $7,677      $3,537
     Pro forma.......................   $7,268      $3,161
Net income per share:
     As reported.....................   $  .72      $  .41
     Pro forma.......................   $  .68      $  .33

     The fair value of options granted in 1996 and 1995 of $8.00 and $8.43, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 6.7% in 1996 and 6.3% in 1995, no dividends in 1996 and 1995; expected volatility of 35 percent in 1996 and 1995; and expected option lives of 10 years for the options granted in 1996 and 1995. Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10.  RETIREMENT PLANS

     The Company has four retirement profit-sharing plans (the "Plans") which are defined contribution plans for the benefit of all qualified employees respectively in the United States, Canada and the United Kingdom. The Company matches employee contributions up to specified limits and may contribute a portion of the net profits of the Company annually in accordance with the Plans. For the years ended 1996, 1995, and 1994, the Company expensed $1,430,000, $1,190,000, and $293,000 respectively, for its matching and profit-sharing contributions to the Plans.

11.  COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is involved in various litigation proceedings and claims arising in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability with respect to such litigation and claims will not have a material adverse effect on the financial position or results of operations of the Company. As security for bids and performance on certain contracts, the Company was contingently liable at December 31, 1996, in the amount of approximately $2.8 million under standby letters of credit and bank guarantees.

12.  LEASE COMMITMENTS

     Minimum rental commitments under non-cancelable operating leases as of December 31, 1996, consist of the following (in thousands):

Year ended December 31 --

     1997............................  $   3,016

     1998............................      2,546

     1999............................      1,951

     2000............................      1,352

     2001............................        157

     Thereafter......................        291
                                       ---------
                                       $   9,313
                                       =========

     Operating lease commitments relate principally to equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $3,721,000, $2,835,000 and $818,000 for 1996, 1995 and 1994, respectively.

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

     The Company derives its revenues from services and sales to customers primarily in one industry segment, the oil and gas industry. The following is a summary of the Company's United States and other foreign operations for 1996, 1995, and 1994, (in thousands):

                                                   YEAR ENDED
                                       ---------------------------------
                                          1996        1995       1994
                                       -----------  ---------  ---------
Revenues --
     United States...................  $    67,644  $  52,521  $  15,283
     Other foreign...................       37,724     35,072     10,627
                                       -----------  ---------  ---------
                                       $   105,368  $  87,593  $  25,910
                                       ===========  =========  =========
Operating income --
     United States...................  $     5,024  $   6,382  $   1,454
     Other foreign...................        7,187      3,444        705
                                       -----------  ---------  ---------
                                       $    12,211  $   9,826  $   2,159
                                       ===========  =========  =========
Identifiable assets --
     United States...................  $    46,140  $  43,174  $  27,947
     Other foreign...................       33,551     28,205     31,930
                                       -----------  ---------  ---------
                                       $    79,691  $  71,379  $  59,877
                                       ===========  =========  =========

     Operating income includes sales and services, costs of sales and services, general and administrative expenses, depreciation and amortization. United States revenues include $11.9 million, $13.3 million and $2.0 million in 1996, 1995 and 1994 respectively, exported to various international markets.

     No single customer accounts for 10 percent or more of consolidated revenues for any of the periods presented.

                             CORE LABORATORIES N.V.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14.  UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

     Summarized quarterly financial data for the four quarters ended December 31, 1996 and 1995 is as follows (in thousands, except share and per share data).

                                                               QUARTER ENDED
                                       --------------------------------------------------------------
                                          12/31/96        9/30/96         6/30/96         3/31/96
                                       --------------  --------------  --------------  --------------
Service and sales revenue............  $       28,485  $       25,460  $       25,944  $       25,479
Operating expenses...................          25,116          21,940          22,772          22,726
Interest expense.....................             314             351             348             405
                                       --------------  --------------  --------------  --------------
Income before income tax and
  extraordinary item.................  $        3,055  $        3,169  $        2,824  $        2,348
                                       ==============  ==============  ==============  ==============
Net income applicable to common
  shares.............................  $        2,056  $        2,142  $        1,897  $        1,582
                                       ==============  ==============  ==============  ==============
Net income per share.................  $          .19  $          .20  $          .18  $          .15
                                       ==============  ==============  ==============  ==============
Weighted average shares
  outstanding........................      10,724,035      10,700,547      10,674,567      10,632,737
                                       ==============  ==============  ==============  ==============

                                                               QUARTER ENDED
                                       --------------------------------------------------------------
                                          12/31/95        9/30/95         6/30/95         3/31/95
                                       --------------  --------------  --------------  --------------
Service and sales revenue............  $       24,319  $       23,497  $       20,316  $       19,461
Operating expenses...................          21,761          20,654          17,862          17,360
Interest expense.....................             186           1,045             925             844
                                       --------------  --------------  --------------  --------------
Income before income tax and
  extraordinary item.................  $        2,372  $        1,798  $        1,529  $        1,257
                                       ==============  ==============  ==============  ==============
Net income applicable to common
  shares.............................  $        1,617  $          266  $          933  $          721
                                       ==============  ==============  ==============  ==============
Per share data:
     Income before extraordinary
       item..........................  $          .15  $          .14  $          .12  $          .09
     Extraordinary item..............              --            (.11)             --              --
                                       --------------  --------------  --------------  --------------
     Net income......................  $          .15  $          .03  $          .12  $          .09
                                       ==============  ==============  ==============  ==============
Weighted average shares
  outstanding........................      10,631,746       8,169,042       7,722,088       7,722,088
                                       ==============  ==============  ==============  ==============

                                       37