Form 10-Q
period 1997-03-31
CORE LABORATORIES N V
filed 1997-05-15
CIK 1000229

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

     Yes     [X]      No     [ ]

   The number of common shares of the Registrant, par value NLG .03 per share, outstanding at May 6, 1997 was 10,596,138.

                             CORE LABORATORIES N.V.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX

                                                                            PAGE

Part I -- Financial Information

     Item 1 -- Financial Statements

         Consolidated Balance Sheets at March 31, 1997
              and December 31, 1996..........................................  1
         Consolidated Income Statements for the Three Months Ended
              March 31, 1997 and 1996........................................  2
         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 1997 and 1996........................................  3
         Notes to Consolidated Financial Statements  ........................  4
     Item 2-- Management's Discussion and Analysis of Financial Condition
         and Results of Operations  .........................................  7

Part II -- Other Information

     Item 1-- Legal Proceedings.............................................. 11

     Item 2--Changes in Securities........................................... 11

     Item 3-- Defaults Upon Senior Securities................................ 11

     Item 4-- Submission of Matters to a Vote of Security Holders............ 11

     Item 5--Other Information............................................... 11

     Item 6-- Exhibits and Reports on Form 8-K  ............................. 12

Signature  .................................................................. 13

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                          MARCH 31,       DECEMBER 31,
                                                                                             1997            1996
                                                                                        ----------         ---------
ASSETS                                                                                 (UNAUDITED)         (AUDITED)
CURRENT ASSETS:

     Cash and cash equivalents...................................................       $    1,884        $    2,935
     Accounts receivable, net....................................................           32,724            27,993
     Inventories ................................................................           10,739             9,472
     Prepaid expenses and other  ................................................            1,486             1,223
     Deferred tax assets  .......................................................            1,017               927
                                                                                        ----------         ---------
     Total current assets .......................................................           47,850            42,550
                                                                                        ----------         ---------

PROPERTY, PLANT AND EQUIPMENT....................................................           42,746            35,814
     Less-- accumulated depreciation.............................................           (9,732)           (8,109)
                                                                                        ----------        ----------
                                                                                            33,014            27,705

INTANGIBLES AND GOODWILL, net ...................................................           19,262             8,417
NON-CURRENT DEFERRED TAX ASSET ..................................................              245               245
LONG-TERM INVESTMENT ............................................................              250               250
OTHER LONG-TERM ASSETS...........................................................            2,266               524
                                                                                        ----------        ----------
         Total assets  ..........................................................       $  102,887        $   79,691
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

     Current maturities of long-term debt .......................................       $    4,346        $    4,430
     Accounts payable............................................................            7,620             5,909
     Accrued payroll and related costs ..........................................            3,511             3,141
     Accrued income taxes payable ...............................................            1,240             1,008
     Deferred tax liability......................................................              604               604
     Other accrued expenses  ....................................................            3,967             2,253
                                                                                        ----------         ---------
     Total current liabilities...................................................           21,288            17,345
                                                                                        ----------        ----------

LONG-TERM DEBT ..................................................................           28,873            11,594
NON-CURRENT DEFERRED TAX LIABILITY ..............................................            1,970             1,970
OTHER LONG-TERM LIABILITIES  ....................................................            1,181             1,159
MINORITY INTEREST................................................................              245               212
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:

     Preference shares, NLG .03 par value; 3,000,000 shares
         authorized, no shares issued or outstanding.............................               --                --
     Common shares, NLG .03 par value; 30,000,000 shares authorized,
         10,595,638 and 10,592,638 issued and outstanding
         at March 31, 1997 and December 31, 1996, respectively...................              186               186
     Additional paid-in capital..................................................           35,535            35,500
     Retained earnings...........................................................           13,609            11,725
                                                                                        ----------        ----------
         Total shareholders' equity..............................................           49,330            47,411
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  102,887       $    79,691
                                                                                        ==========       ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS

           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ---------------------------
                                                        1997           1996
                                                    -----------    ------------
                                                    (UNAUDITED)     (UNAUDITED)
SERVICES .......................................    $    22,223    $     18,600
SALES ..........................................          4,638           6,879
                                                    -----------    ------------
                                                         26,861          25,479
OPERATING EXPENSES:

     Costs of services .........................         17,477          15,051
     Costs of sales ............................          3,870           5,676
     General and administrative expenses .......          1,024             930
     Depreciation and amortization .............          1,462           1,137
     Other (income) expense, net ...............             49             (68)
                                                    -----------    ------------
                                                         23,882          22,726

INCOME BEFORE INTEREST EXPENSE AND

     INCOME TAX EXPENSE ........................          2,979           2,753

INTEREST EXPENSE ...............................            287             405
                                                    -----------    ------------

INCOME BEFORE INCOME TAX EXPENSE ...............          2,692           2,348

INCOME TAX EXPENSE .............................            808             766
                                                    -----------    ------------

NET INCOME .....................................          1,884           1,582
                                                    ===========    ============

NET INCOME PER SHARE ...........................    $       .18    $        .15
                                                    ===========    ============

WEIGHTED AVERAGE SHARES OUTSTANDING ............     10,760,684      10,632,737
                                                    ===========    ============
              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (IN THOUSANDS OF DOLLARS)

                                                                                                           THREE MONTHS ENDED
                                                                                                                 MARCH 31,
                                                                                                       ----------------------------
                                                                                                          1997               1996
                                                                                                       --------             -------
                                                                                                       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income ...........................................................................            $  1,884             $ 1,582
     Adjustments to reconcile net income to net cash provided
         by operating activities:

         Depreciation and amortization ....................................................               1,462               1,137
         Adjustment for change in fiscal year of pooled company ...........................                --                    77
         Gain on sale of fixed assets .....................................................                  (5)               --
     Changes in assets and liabilities:

         Decrease (increase) in accounts receivable .......................................                  97              (1,097)
         Decrease (increase) in inventories ...............................................                (171)              1,017
         Increase in prepaid expenses and other ...........................................                (263)               (133)
         Decrease in accounts payable .....................................................              (2,013)             (2,733)
         Increase (decrease) in accrued payroll ...........................................                 283                (642)
         Increase in accrued income taxes payable .........................................                 235                 347
         Increase (decrease) in other accrued expenses ....................................                (469)                867
         Other ............................................................................                  (8)               (119)
                                                                                                       --------             -------
              Net cash provided by operating activities ...................................               1,032                 303
                                                                                                       --------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .................................................................              (2,699)               (775)
     Proceeds from sale of fixed assets ...................................................                  69                --
     Acquisition of Scott Pickford plc, net of cash .......................................             (15,017)               --
     Acquisition of Gulf States Analytical, Inc. ..........................................                --                (4,310)
                                                                                                       --------             -------
         Net cash used in investing activities ............................................             (17,647)             (5,085)
                                                                                                       --------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on long-term debt ...........................................................              (2,018)             (6,565)
     Borrowings under long-term debt ......................................................              17,637               9,900
     Decrease in short-term debt ..........................................................                --                  (190)
     Exercise of stock options ............................................................                  35                --
     Other ................................................................................                --                   (17)
                                                                                                       --------             -------
         Net cash provided by financing activities ........................................              15,564               3,128
                                                                                                       --------             -------
NET CHANGE IN CASH ........................................................................              (1,051)             (1,654)
CASH, beginning of period .................................................................               2,935               4,940
                                                                                                       --------             -------
CASH, end of period .......................................................................            $  1,884             $ 3,286
                                                                                                       ========             =======

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Balance sheet information as of December 31, 1996, has been taken from the 1996 annual audited financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

      On December 31, 1996, Core Laboratories N.V. completed the acquisition of ProTechnics Company ("ProTechnics"). The acquisition was accounted for as a pooling of interests; accordingly, the accompanying consolidated financial statements have been restated to include the results of ProTechnics for all periods presented.

      Net income per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. Fully diluted income per share is equal to primary income per share in all periods presented.

     In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", revising the methodology to be used in computing earnings per share ("EPS") requiring that the computations required for primary and fully diluted EPS are replaced with "basic" and "diluted" EPS. The Company will adopt SFAS No. 128 effective December 31, 1997 and will restate EPS for all periods presented. The Company anticipates that the amount reported for basic EPS for the three month period ending March 31, 1997 will be unchanged.

2.   ACQUISITIONS

     SCOTT PICKFORD ACQUISITION

      On March 1, 1997, the Company acquired the control of a majority of the outstanding shares of Scott Pickford plc. The Company is in the process of acquiring the remaining shares and expects that the total consideration paid for Scott Pickford plc will total approximately $15,100,000. Scott Pickford plc and its subsidiaries ("Scott Pickford") provide petroleum reservoir management, geoscience services, and engineering products to its customers. Scott Pickford reported revenues of $13,223,000, $13,319,000 and $7,545,000 for its fiscal years ended March 31, 1996, 1995, and 1994, respectively. The acquisition was financed through borrowings, accounted for using the purchase method of accounting and resulted in approximately $11,000,000 of goodwill which is being amortized over a forty year period. Scott Pickford's results of operations will be included with those of the Company beginning March 1, 1997.

      Management has completed and recorded in the accompanying financial statements a preliminary purchase price allocation for the Scott Pickford acquisition. However, as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation related to the Scott Pickford acquisition included in the accompanying financial statements.

SUBSEQUENT EVENT

     SAYBOLT INTERNATIONAL B.V. ACQUISITION

      On May 12, 1997 the Company consummated the acquisition of Saybolt International B.V. for $67 million in cash and the assumption of approximately $5 million of net debt. Saybolt International B.V. and its subsidiaries ("Saybolt") provide analytical and field services to characterize and test crude oil and petroleum products to the oil industry. Saybolt operates in over 40 countries and has approximately 1,650 employees. Saybolt reported revenues of $105,358,000, $97,803,000 and $90,258,000 in 1996, 1995, and 1994, respectively.
The transaction was accounted for under the purchase method and financed using additional bank borrowings.


3.   INVENTORIES

      Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         1997           1996
                                                        -------        ------
                                                      (UNAUDITED)     (AUDITED)
Parts and materials .........................           $ 4,024        $4,011
Work in process .............................             6,715         5,461
                                                        -------        ------
         Total ..............................           $10,739        $9,472
                                                        =======        ======

4.   LONG-TERM DEBT

     Long-term debt at March 31, 1997 and December 31, 1996 is summarized in the following table (in thousands):

                                                                                         MARCH 31,      DECEMBER 31,
                                                                                           1997            1996
                                                                                       -----------      -----------
                                                                                       (UNAUDITED)      (AUDITED)
     Amended Unsecured Credit Agreement with a bank group:
         $14,000 term loan facility..............................................       $    8,750       $    9,375
         $10,000 revolving credit facility.......................................            2,500               --
         $20,000 acquisition credit facility.....................................            5,100            5,440
     Consideration payable for Scott Pickford plc                                           15,150               --
     $980 term loan..............................................................              874               --
     $1,250 revolving credit facility............................................               --              400
     $850 term loan facility.....................................................               --              722
     Other notes payable.........................................................              845               87
                                                                                       -----------      -----------
              Total debt ........................................................           33,219           16,024
         Less-- current maturities...............................................            4,346            4,430
                                                                                       -----------      -----------
                  Total long-term debt...........................................      $    28,873      $    11,594
                                                                                       ===========      ===========

      In February 1997, the Company entered into an amended credit agreement with a bank group. The amended agreement increased the revolving credit facility limit from $7.5 million to $10.0 million and increased the acquisition credit facility from $15.0 million to $20.0 million. The revolving credit facility is payable on September 30, 2001. Quarterly principal installments of $625,000 on the term loan facility are required with a maturity of September 30, 2000. The acquisition credit facility requires payments of principal in equal installments with a final maturity of September 30, 2003. The borrowings under the amended credit agreement generally bear interest from LIBOR plus 0.75% up to a maximum rate of LIBOR plus 1.50%, depending on satisfaction of certain financial covenants.

      Scott Pickford also has a 10 year term loan of $980,000. Interest is calculated at 1.5% above the base rate, as defined in the loan agreement. Principal is payable in monthly installments of $41,000 maturing February 2004.

     The $1.3 million revolving credit facility and the $850,000 term loan entered into by ProTechnics were paid in full on January 31, 1997 and canceled.

     On May 12, 1997 the Company replaced the amended credit agreement with new financing obtained in connection with the Saybolt acquisition.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is one of the leading providers of petroleum reservoir description and field management services. The Company's services include reservoir rock and fluids laboratory analyses; field services to evaluate the effectiveness of well completions, stimulations and enhanced oil recovery projects; and geological and geophysical engineering. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems. As of March 31, Core Laboratories operated 61 facilities in 16 countries and had approximately 1,360 employees.

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

RECENT DEVELOPMENTS

     SCOTT PICKFORD ACQUISITION

      On March 1, 1997, the Company acquired the control of a majority of the outstanding shares of Scott Pickford plc. The Company is in the process of acquiring the remaining shares and expects that the total consideration paid for Scott Pickford plc will total approximately $15,100,000. Scott Pickford plc and its subsidiaries ("Scott Pickford") provide petroleum reservoir management, geoscience services, and engineering products to its customers. Scott Pickford reported revenues of $13,223,000, $13,319,000 and $7,545,000 for its fiscal years ended March 31, 1996, 1995, and 1994, respectively. The acquisition was financed through borrowings, accounted for using the purchase method of accounting and resulted in approximately $11,000,000 of goodwill which is being amortized over a forty year period. Scott Pickford's results of operations will be included with those of the Company beginning March 1, 1997.

      Management has completed and recorded in the accompanying financial statements a preliminary purchase price allocation for the Scott Pickford acquisition. However, as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation related to the Scott Pickford acquisition included in the accompanying financial statements.

     SAYBOLT INTERNATIONAL B.V. ACQUISITION

      On May 12, 1997 the Company consummated the acquisition of Saybolt International B.V. for $67 million in cash and the assumption of approximately $5 million of net debt. Saybolt International B.V. and its subsidiaries ("Saybolt") provide analytical and field services to characterize and test crude oil and petroleum products to the oil industry. Saybolt operates in over 40 countries and has approximately 1,650 employees. Saybolt reported revenues of $105,358,000, $97,803,000 and $90,258,000 in 1996, 1995, and 1994, respectively.
The transaction was accounted for under the purchase method and financed using additional bank borrowings.


RESULTS OF OPERATIONS

      The following table sets forth certain percentage relationships based on the Company's income statements for the periods indicated:

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                       ------------------------------------------
                                                                              PERCENTAGE OF
                                                                              TOTAL REVENUE
                                                                       -------------------------       % INCREASE
                                                                        1997               1996        (DECREASE)
                                                                       -------           -------       ----------
Services .......................................................         82.7              73.0             19.5
Sales  .........................................................         17.3              27.0            (32.6)
                                                                       ------           -------
                                                                        100.0             100.0              5.4
Operating expenses:

     Cost of services ..........................................         65.1              59.1             16.1
     Cost of sales  ............................................         14.4              22.3            (31.8)
     General and administrative expenses                                  3.8               3.7             10.1
     Depreciation and amortization..............................          5.4               4.5             28.6
     Other income, net..........................................           .2               (.4)               *
                                                                       ------           -------
                                                                         88.9              89.2              5.1
Income before interest expense and income tax expense                    11.1              10.8              8.2
Interest expense................................................          1.1               1.6             29.1
                                                                       ------           -------
Income before income tax expense................................         10.0               9.2             14.7
Income tax expense..............................................          3.0               3.0              5.5
                                                                       ------           -------
Net income......................................................          7.0               6.2             19.1
                                                                       ======           =======

     *  Percentage not meaningful.

      Service revenue for three months ended March 31, 1997 increased 19.5% to $22.2 million compared to the corresponding period of 1996. The increase in service revenue primarily resulted from increased sales from ZeroWash(R)tracer and SpectraScan(R)well completion technologies, in addition to the increase in reservoir description and management services provided by Scott Pickford.

      Sales revenue for the three month period ended March 31, 1997 decreased 32.6% or $2.2 million over the same period of the prior year. The decrease reflected lower revenues from process analyzer systems recognized in the current period.

      Cost of services as a percentage of services revenue for the quarter ended March 31, 1997 was 79% compared to 81% a year ago. The improvement was primarily related to improved operating efficiencies.

     Cost of sales as a percentage of sales revenue for three months ended March 31, 1997 was unchanged at 83% as compared to the corresponding period in 1996.

      General and administrative expenses for the quarter ended March 31, 1997 increased $0.1 million as compared to the corresponding period in 1996. The increase was primarily due to increased personnel costs due to the Company's growth. The Company's ongoing program to maintain tight controls over expenses has resulted in maintaining general and administrative expenses as a percentage of sales under 4%.

     Depreciation and amortization expense for the three month period ended March 31, 1997 increased 28.6% as compared to a year ago, primarily due to capital expenditures for new equipment and the acquisition of Scott Pickford.

      Interest expense for the quarter ended March 31, 1997 decreased $0.1 million as compared to 1996. The decrease was primarily due to the principal repayments of outstanding debt during the prior twelve months.

     The Company's effective income tax rate was approximately 30.0% for the three months ended March 31, 1997 as compared to 32.0% for three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the three month period ended March 31, 1997 the Company had operating cash flow of $1.0 million as compared to $0.3 million for the corresponding period in 1996. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

      In February 1997, the Company entered into an amended credit agreement with a bank group. The amended agreement increased the revolving credit facility limit from $7.5 million to $10.0 million and increased the acquisition credit facility from $15.0 million to $20.0 million. The revolving credit facility is payable on September 30, 2001. Quarterly principal installments of $625,000 on the term loan facility are required with a maturity of September 30, 2000. The acquisition credit facility requires payments of principal in equal installments with a final maturity of September 30, 2003. The borrowings under the amended credit agreement generally bear interest from LIBOR plus 0.75% up to a maximum rate of LIBOR plus 1.50%, depending on satisfaction of certain financial covenants.

      Scott Pickford also has a 10 year term loan of $980,000. Interest is calculated at 1.5% above the base rate, as defined in the loan agreement. Principal is payable in monthly installments of $41,000 maturing February 2004.

     The $1.3 million revolving credit facility and the $850,000 term loan entered into by ProTechnics were paid in full on January 31, 1997 and canceled.

     On May 12, 1997 the Company replaced the amended credit agreement with new financing obtained in connection with the Saybolt acquisition.

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

     None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.       OTHER INFORMATION.

      On May 12, 1997, the Company consummated the acquisition of Saybolt International B.V. for $67 million in cash and the asumption of approximately $5 million of net debt. Saybolt International B.V., and its subsidiaries ("Saybolt") provide analytical and field services to characterize and test crude oil and petroleum products to the oil industry. Saybolt operates in over 40 countries and has approximately 1,650 employees. Saybolt reported revenues of $105,358,000, $97,803,000 and $90,258,000 in 1996, 1995 and 1994, respectively.
The transaction was accounted for under the purchase method and financed using additional borrowings. Accordingly, due to the acquisition exceeding 20% of the Company's assets at December 31, 1996, as required in Rule 3-05 of Regulation S-X, the Company will file within 60 days certain required financial statements, proforma information and exhibits.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      Exhibits.

                                                              INCORPORATED BY
                                                             REFERENCE FROM THE
EXHIBIT NO.           EXHIBIT TITLE                          FOLLOWING DOCUMENTS

10.1  Amended and Restated Credit Agreement among Core          Filed Herewith
      Laboratories, Inc. and NationsBank of Texas, N.A, dated as of February 7, 1997

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

                                        CORE LABORATORIES N.V.
                                       by:  Core Laboratories International B.V.

Dated: May 15, 1997                     By:/S/  RICHARD L. BERGMARK
                                                Richard L. Bergmark
                                           Chief Financial Officer and Treasurer
                                             (Principal Financial Officer and
                                                  Chief Accounting Officer)