Form 10-Q
period 1997-06-30
CORE LABORATORIES N V
filed 1997-08-14
CIK 1000229

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

                For the quarterly period ended June 30, 1997

                                       OR

        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______________ to _____________

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

   Yes [X]     No [_]

   The number of common shares of the Registrant, par value NLG .03 per share, outstanding at August 6, 1997 was 10,610,622.
================================================================================

                             CORE LABORATORIES N.V.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                            Page
                                                                            ----
Part I -- Financial Information

    Item 1 -- Financial Statements
        Consolidated Balance Sheets at June 30, 1997 and December 31, 1996 1 Consolidated Income Statements for the Three Months Ended
           June 30, 1997 and 1996 ........................................    2
        Consolidated Income Statements for the Six Months Ended
           June 30, 1997 and 1996 ........................................    3
        Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 1997 and 1996 ........................................    4
        Notes to Consolidated Financial Statements .......................    5
    Item 2 -- Management's Discussion and Analysis of Financial Condition
              and Results of Operations ..................................    9

Part II -- Other Information

    Item 1-- Legal Proceedings ...........................................   13

    Item 2--Changes in Securities ........................................   13

    Item 3-- Defaults Upon Senior Securities .............................   13

    Item 4-- Submission of Matters to a Vote of Security Holders .........   13

    Item 5--Other Information ............................................   13

    Item 6-- Exhibits and Reports on Form 8-K ............................   13

Signature ................................................................   14

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                          JUNE 30,    DECEMBER 31,
                                                                            1997          1996
                                                                         ----------    ----------
                                                                        (UNAUDITED)    (AUDITED)
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ........................................   $    3,339    $    2,935
    Accounts receivable, net .........................................       59,638        27,993
    Inventories ......................................................       10,100         9,472
    Prepaid expenses and other .......................................        5,989         1,223
    Deferred tax assets ..............................................        2,541           927
                                                                         ----------    ----------
        Total current assets .........................................       81,607        42,550

PROPERTY, PLANT AND EQUIPMENT ........................................       62,375        35,814
    Less-- accumulated depreciation ..................................      (10,498)       (8,109)
                                                                         ----------    ----------
                                                                             51,877        27,705

INTANGIBLES AND GOODWILL, net ........................................       83,871         8,417
DEFERRED DEBT COSTS, net .............................................        1,490            44
LONG-TERM INVESTMENT .................................................        1,168           250
NON-CURRENT DEFERRED TAX ASSET .......................................          245           245
OTHER LONG-TERM ASSETS ...............................................          813           480
                                                                         ----------    ----------
        Total assets .................................................   $  221,071    $   79,691
                                                                         ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current maturities of long-term debt .............................   $    1,079    $    4,430
    Short-term debt ..................................................          387          --
    Accounts payable .................................................       12,413         5,909
    Accrued payroll and related costs ................................        5,914         3,141
    Accrued income taxes payable .....................................        2,558         1,008
    Deferred tax liability ...........................................          608           604
    Other accrued expenses ...........................................       25,344         2,253
                                                                         ----------    ----------
        Total current liabilities ....................................       48,303        17,345


LONG-TERM DEBT .......................................................      110,938        11,594
OBLIGATIONS UNDER CAPITAL LEASES .....................................          285          --
NON-CURRENT DEFERRED TAX LIABILITY ...................................        1,104         1,970
OTHER LONG-TERM LIABILITIES ..........................................        7,066         1,159
MINORITY INTEREST ....................................................          782           212
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Preference shares, NLG .03 par value; 3,000,000 shares authorized,
        no shares issued or outstanding ..............................         --            --
    Common shares, NLG .03 par value; 30,000,000 shares authorized,
        10,608,622 and 10,592,638 issued and outstanding
        at June 30, 1997 and December 31, 1996, respectively .........          186           186
    Additional paid-in capital .......................................       35,541        35,500
    Retained earnings ................................................       16,866        11,725
                                                                         ----------    ----------
        Total shareholders' equity ...................................       52,593        47,411
                                                                         ----------    ----------
           Total liabilities and shareholders' equity ................   $  221,071    $   79,691
                                                                         ==========    ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                        THREE MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
                                                  (UNAUDITED)       (UNAUDITED)

SERVICES ....................................     $     45,174     $     19,182
SALES .......................................            8,566            6,762
                                                  ------------     ------------
                                                        53,740           25,944
OPERATING EXPENSES:
    Costs of services .......................           35,490           15,417
    Costs of sales ..........................            8,210            5,346
    General and administrative expenses .....            1,432              947
    Depreciation and amortization ...........            2,499            1,063
    Other (income) expense, net .............                7               (1)
                                                  ------------     ------------
                                                        47,638           22,772

INCOME BEFORE INTEREST EXPENSE AND
    INCOME TAX EXPENSE ......................            6,102            3,172

INTEREST EXPENSE ............................            1,450              348
                                                  ------------     ------------

INCOME BEFORE INCOME TAX EXPENSE ............            4,652            2,824

INCOME TAX EXPENSE ..........................            1,395              927
                                                  ------------     ------------

NET INCOME ..................................            3,257            1,897
                                                  ============     ============

NET INCOME PER SHARE ........................     $        .30     $        .18
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING .........       10,838,202       10,674,567
                                                  ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                  -----------------------------
                                                      1997             1996
                                                  ------------     ------------
                                                  (UNAUDITED)       (UNAUDITED)

SERVICES ....................................     $     67,397     $     37,782
SALES .......................................           13,204           13,641
                                                  ------------     ------------
                                                        80,601           51,423
OPERATING EXPENSES:
    Costs of services .......................           52,967           30,468
    Costs of sales ..........................           12,080           11,022
    General and administrative expenses .....            2,456            1,877
    Depreciation and amortization ...........            3,961            2,200
    Other (income) expense, net .............               56              (69)
                                                  ------------     ------------
                                                        71,520           45,498

INCOME BEFORE INTEREST EXPENSE AND
    INCOME TAX EXPENSE ......................            9,081            5,925

INTEREST EXPENSE ............................            1,737              753
                                                  ------------     ------------

INCOME BEFORE INCOME TAX EXPENSE ............            7,344            5,172

INCOME TAX EXPENSE ..........................            2,203            1,693
                                                  ------------     ------------

NET INCOME ..................................            5,141            3,479
                                                  ============     ============

NET INCOME PER SHARE ........................     $        .48     $        .33
                                                  ============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING .........       10,819,273       10,648,501
                                                  ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                  SIX MONTHS ENDED
                                                                       JUNE 30,
                                                               -----------------------
                                                                  1997         1996
                                                               ----------   ----------
                                                               (UNAUDITED)  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ..............................................  $    5,141   $    3,479
    Adjustments to reconcile net income to net cash provided
        by operating activities:
        Depreciation and amortization .......................       3,961        2,046
        Gain on sale of fixed assets ........................          (5)        --
    Changes in assets and liabilities:
        Increase in accounts receivable .....................      (8,615)        (449)
        Decrease in inventories .............................         595          918
        Decrease (increase) in prepaid expenses and other ...        (746)          40
        Decrease in accounts payable ........................      (5,819)      (1,723)
        Increase (decrease) in accrued payroll ..............         248         (801)
        Increase (decrease)in accrued income taxes payable ..         458         (525)
        Decrease in other accrued expenses ..................      (1,964)         (63)
        Other ...............................................         151          (65)
                                                               ----------   ----------
           Net cash provided by operating activities ........      (6,595)       2,857
                                                               ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ....................................      (5,979)      (2,135)
    Proceeds from sale of fixed assets ......................          69         --
    Acquisition of Scott Pickford plc, net of cash ..........     (15,023)        --
    Acquisition of Saybolt, net of cash .....................     (62,987)        --
    Acquisition of Gulf States Analytical, Inc. .............        --         (4,310)
                                                               ----------   ----------
        Net cash used in investing activities ...............     (83,920)      (6,445)
                                                               ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt ..............................     (18,218)      (7,583)
    Borrowings under long-term debt .........................     110,637       10,058
    Decrease in short-term debt .............................        --           (190)
    Debt acquisition costs ..................................      (1,541)        --
    Exercise of stock options ...............................          41         --
    Other ...................................................        --            (26)
                                                               ----------   ----------
        Net cash provided by financing activities ...........      90,919        2,259
                                                               ----------   ----------
NET CHANGE IN CASH ..........................................         404       (1,329)
CASH, beginning of period ...................................       2,935        4,940
                                                               ----------   ----------
CASH, end of period .........................................  $    3,339   $    3,611
                                                               ==========   ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND ESTIMATES

    The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Balance sheet information as of December 31, 1996, has been taken from the 1996 annual audited financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

    On December 31, 1996, Core Laboratories N.V. completed the acquisition of ProTechnics Company ("ProTechnics"). The acquisition was accounted for as a pooling of interests; accordingly, the accompanying consolidated financial statements have been restated to include the results of ProTechnics for all periods presented.

EARNINGS PER SHARE

    Net income per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. Fully diluted income per share is equal to primary income per share in all periods presented.

    In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", revising the methodology to be used in computing earnings per share ("EPS") requiring that the computations required for primary and fully diluted EPS are replaced with "basic" and "diluted" EPS. The Company will adopt SFAS No. 128 effective December 31, 1997 and will restate EPS for all periods presented. The Company anticipates that the amount reported for basic EPS for the three and six month periods ending June 30, 1997 will be unchanged.

2.  ACQUISITIONS

    SCOTT PICKFORD ACQUISITION

    On March 1, 1997, the Company acquired the control of a majority of the outstanding shares of Scott Pickford plc. The Company is in the process of acquiring the remaining shares and expects that the total consideration paid for Scott Pickford plc will total approximately $15.1 million. Scott Pickford plc and its subsidiaries ("Scott Pickford") provide petroleum reservoir management, geoscience services, and engineering products to its customers. Scott Pickford reported revenues of $13,223,000, $13,319,000 and $7,545,000 for its fiscal years ended March 31, 1996, 1995, and 1994, respectively. The acquisition was financed through borrowings, accounted for using the purchase method of accounting and resulted in approximately $12.2 million of goodwill which is being amortized over a forty year period. Scott Pickford's results of operations are included with those of the Company beginning March 1, 1997. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.

    SAYBOLT INTERNATIONAL B.V. ACQUISITION

    On May 12, 1997, Core Laboratories N.V. (the "Company") consummated the acquisition of all the outstanding stock of Saybolt International B.V. ("Saybolt Acquisition"), a privately held Netherlands company, for $67 million in cash. Saybolt International B.V., and its subsidiaries ("Saybolt") provide analytical and field services to characterize and test crude oil and petroleum products to the oil industry. Saybolt operates in over 50 countries and has approximately 1,650 employees. Saybolt reported revenues of $105,358,000, $97,803,000 and $90,258,000 in 1996, 1995 and 1994, respectively. The transaction was accounted for under the purchase method which resulted in approximately $60.6 million of goodwill which is being amortized over a 40-year period. Financing for the transaction was provided through the New Credit Agreement (see Note 5). Saybolt's results of operations are included with those of the Company beginning in May. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.


3.  PRO FORMA INFORMATION

   Unaudited pro forma revenues, income before extraordinary item and income per share before extraordinary item, assuming that the acquisition of Saybolt and Scott Pickford discussed in Note 2 had been consummated at January 1, 1996, are summarized as follows (in thousands, except per share data):

                                                     SIX MONTHS
                                                        ENDED       YEAR ENDED
                                                      JUNE 30,     DECEMBER 31,
                                                        1997           1996
                                                     -----------   -----------
                                                     (UNAUDITED)   (UNAUDITED)

   Revenues.......................................   $  115,878    $   227,016
   Income before extraordinary item...............   $    3,741    $     6,656
   Income per share before extraordinary item.....   $      .35    $       .62

4.  INVENTORIES

    Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                             JUNE 30,    DECEMBER 31,
                                              1997          1996
                                            ---------     --------
                                            (UNAUDITED)   (AUDITED)
        Parts and materials............     $   5,907     $  4,011
        Work in process................         4,193        5,461
                                            ---------     --------
               Total ..................     $  10,100     $  9,472
                                            =========     ========

5.  LONG-TERM DEBT

    Long-term debt at June 30, 1997 and December 31, 1996 is summarized in the following table (in thousands):

                                                                   JUNE 30,   DECEMBER 31,
                                                                     1997         1996
                                                                  ---------     --------
                                                                 (UNAUDITED)    (AUDITED)
    New Credit Agreement with a bank group:
        $70,000 term loan facility...........................     $  70,000     $   --
        $55,000 revolving credit facility....................        37,000         --
    Consideration payable for Scott Pickford plc                      1,051         --
    Long-term loan bearing interest at 9.2% per annum.                1,198         --
    Long-term loan bearing interest at 6.2% per annum.                  785         --
    Mortgage notes...........................................         1,740         --
    Amended Unsecured Credit Agreement with a bank group:
        $14,000 term loan facility...........................            --        9,375
        $15,000 guidance facility............................            --        5,440
    $1,250 revolving credit facility.........................            --          400
    $850 term loan facility..................................            --          722
    Other indebtedness.......................................           243           87
                                                                  ---------    ---------
           Total debt .......................................      112,017        16,024
        Less-- current maturities............................         1,079        4,430
                                                                  ---------    ---------
               Total long-term debt..........................     $ 110,938    $  11,594
                                                                  =========    =========

    On May 12, 1997 the Company entered into a New Credit Agreement which was used to finance the acquisitions of Saybolt and Scott Pickford, as well as refinance the Unsecured Credit Agreement. The New Credit Agreement provides for
(i) a term loan of $55 million, (ii) a term loan denominated in

British pounds having a US dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving facility with US dollar equivalency of $5 million. Loans under the new credit facility will generally bear interest from LIBOR plus .75 to a maximum of LIBOR plus 1.75. The term loans require quarterly principal payments in amounts set forth in the agreement, beginning March 31, 1999 with the final principal payment due June 30, 2002. The revolving credit facilities require interest payments only, until maturity on June 30, 2002. The terms of the New Credit Agreement will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests.

    The Company expects to fund any future acquisitions primarily through a combination of working capital, cash flow from operations and bank borrowings, including the credit facility and issuance of additional equity.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company is one of the leading providers of petroleum reservoir description data and production management services for maximizing hydrocarbon recovery from new and existing fields. The company is the world's largest provider of petroleum reservoir rock and fluids analyses and multidisciplinary reservoir description studies. Core is also a leading provider of field services evaluating the efficiencies of well completions and stimulations and the effectiveness of enhanced oil recovery projects. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems. Currently, Core Laboratories operates 70 facilities in over 50 countries and has approximately 3,000 employees.

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

RECENT DEVELOPMENTS

    SCOTT PICKFORD ACQUISITION

    On March 1, 1997, the Company acquired the control of a majority of the outstanding shares of Scott Pickford plc. The Company is in the process of acquiring the remaining shares and expects that the total consideration paid for Scott Pickford plc will total approximately $15.1 million. Scott Pickford plc and its subsidiaries ("Scott Pickford") provide petroleum reservoir management, geoscience services, and engineering products to its customers. Scott Pickford reported revenues of $13,223,000, $13,319,000 and $7,545,000 for its fiscal years ended March 31, 1996, 1995, and 1994, respectively. The acquisition was financed through borrowings, accounted for using the purchase method of accounting and resulted in approximately $12.2 million of goodwill which is being amortized over a forty year period. Scott Pickford's results of operations are included with those of the Company beginning March 1, 1997. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.

    SAYBOLT INTERNATIONAL B.V. ACQUISITION

    On May 12, 1997, Core Laboratories N.V. (the "Company") consummated the acquisition of all the outstanding stock of Saybolt International B.V. ("Saybolt Acquisition"), a privately held Netherlands company, for $67 million in cash. Saybolt International B.V., and its subsidiaries ("Saybolt") provide analytical and field services to characterize and test crude oil and petroleum products to the oil industry. Saybolt operates in over 50 countries and has approximately 1,650 employees. Saybolt reported revenues of $105,358,000, $97,803,000 and $90,258,000 in 1996, 1995 and 1994, respectively. The transaction was accounted for under the purchase method which resulted in approximately $60.6 million of goodwill which is being amortized over a 40-year period. Financing for the transaction was provided through the New Credit Agreement (see Liquidity and Capital Resources). Saybolt's results of operations are included with those of the Company beginning in May. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.


RESULTS OF OPERATIONS

    The following table sets forth certain percentage relationships based on the Company's income statements for the periods indicated:

                                                THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                          ------------------------------------   -------------------------------------
                                               PERCENTAGE OF                          PERCENTAGE OF
                                               TOTAL REVENUE                          TOTAL REVENUE
                                          -----------------------   % INCREASE   -----------------------    % INCREASE
                                             1997         1996      (DECREASE)      1997         1996       (DECREASE)
                                          ----------   ----------   ----------   ----------   ----------    ----------
Services ..............................         84.1         73.9        135.5         83.6         73.5          78.4
Sales .................................         15.9         26.1         26.7         16.4         26.5          (3.2)
                                          ----------   ----------                ----------   ----------
                                               100.0        100.0        107.1        100.0        100.0          56.7
Operating expenses:
    Cost of services ..................         66.0         59.4        130.2         65.7         59.2          73.8
    Cost of sales .....................         15.3         20.6         53.6         15.0         21.4           9.6
    General and administrative expenses          2.7          3.7         51.2          3.0          3.7          30.8
    Depreciation and amortization .....          4.6          4.1        135.1          4.9          4.3          80.0
    Other income, net .................         --           --              *          0.1         (0.1)            *
                                          ----------   ----------                ----------   ----------
                                                88.6         87.8        109.2         88.7         88.5          57.2
Income before interest expense and
    income tax expense ................         11.4         12.2         92.4         11.3         11.5          53.3
Interest expense ......................          2.7          1.3        316.7          2.2          1.4         130.7
                                          ----------   ----------                ----------   ----------
Income before income tax expense ......          8.7         10.9         64.7          9.1         10.1          42.0
Income tax expense ....................          2.6          3.6         50.5          2.7          3.3          30.1
                                          ----------   ----------                ----------   ----------
Net income ............................          6.1          7.3         71.7          6.4          6.8          47.8
                                          ==========   ==========                ==========   ==========

    *   Percentage not meaningful.

    Services revenue for quarter ended June 30, 1997 increased 135.5% to $45.2 million. Services revenue for the six month period ended June 30, 1997 was up 78.4% to $67.4 million. The increases were primarily due to (i) increased worldwide demand for reservoir core and fluids analysis, and (ii) additional revenue from the March 1, 1997 acquisition of Scott Pickford and May 12, 1997 acquisition of Saybolt.

    Sales revenue for the three month period ended June 30, 1997 increased 26.7% or $1.8 million over the same period of the prior year. The increase was primarily attributed to the acquisition of Scott Pickford's manufacturing division and slightly off-set by decreased sales of integrated octane-measuring and process analyzer systems due to a weaker US refining market.

    Sales revenue for the six month period ended June 30, 1997 remained constant compared to the prior year.

    Costs of services as a percentage of services revenue for the three and six months ended June 30, 1997 improved slightly compared to a year ago, due to improved cost savings and efficiencies.

    Cost of sales as a percentage of sales revenue for three and six months ended June 30, 1997 weakened compared to a year ago due to sales of lower margin products.

    General and administrative expenses for the three and six months ended June 30, 1997 increased $0.5 million and $0.6 million respectively, as compared to the corresponding period in 1996. The increase was primarily due to increased personnel costs and administrative expenses due to the Company's growth. The Company's ongoing program to maintain tight controls over expenses has resulted in maintaining general and administrative expenses as a percentage of sales under 4%.

    Depreciation and amortization expense for the three and six month period ended June 30, 1997 increased for both periods, as compared to a year ago, due primarily to the acquisitions of Scott Pickford and Saybolt.

    Interest expense for the three and six months ended June 30, 1997 increased $1.1 and $0.9 million as compared to 1996. The increase was primarily due to the additional borrowings used to finance the Saybolt and Scott Pickford acquisitions.

    The Company's effective income tax rate was approximately 30.0% for the three and six months ended June 30, 1997 as compared to 32.8% for three and six months ended June 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the six month period ended June 30, 1997 the Company had operating cash flow of ($6.6) million as compared to $2.9 million for the corresponding period in 1996. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

    On May 12, 1997 the Company entered into a New Credit Agreement which was used to finance the acquisitions of Saybolt and Scott Pickford, as well as refinance the Unsecured Credit Agreement. The New Credit Agreement provides for
(i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a US dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving facility with US dollar equivalency of $5 million. Loans under the new credit facility will generally bear interest from LIBOR plus .75 to a maximum of LIBOR plus 1.75. The term loans require quarterly principal payments in amounts set forth in the agreement, beginning March 31, 1999 with the final principal payment due June 30, 2002. The revolving credit facilities require interest payments only, until maturity on June 30, 2002. The terms of the New Credit Agreement will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests.

    The Company expects to fund any future acquisitions primarily through a combination of working capital, cash flow from operations and bank borrowings, including the credit facility and issuance of additional equity.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

ITEM 5.    OTHER INFORMATION.



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    Exhibits.

                                                         Incorporated by
                                                        Reference from the
 Exhibit No.                 Exhibit Title             Following Documents
 -----------                 -------------             -------------------
    27.1                Financial Data Schedule            Filed Herewith

    (b) On July 21, 1997 Core Laboratories Inc. filed a Report on Form 8-K/A relating the acquisition of Saybolt International B.V. by Core Laboratories N.V.

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


                                    CORE LABORATORIES N.V.
                                    by:  Core Laboratories International B.V.

Dated: August 14, 1997              By: /S/  RICHARD L. BERGMARK
                                        Richard L. Bergmark
                                        Chief Financial Officer and Treasurer
                                        (Principal Financial Officer and
                                        Chief Accounting Officer)