Form 10-Q
period 1997-09-30
CORE LABORATORIES N V
filed 1997-10-31
CIK 1000229

==============================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q
      (Mark One)
         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997

                                      OR
         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes    [X]     No     [ ]

   The number of common shares of the Registrant, par value NLG .03 per share, outstanding at October 17, 1997 was 10,624,112.
==============================================================================

                             CORE LABORATORIES N.V.
                FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                      INDEX
                                                                       PAGE
Part I -- Financial Information

   Item 1 -- Financial Statements

      Consolidated Balance Sheets at September 30, 1997 and
         December 31, 1996...........................................    1

      Consolidated Income Statements for the Three Months Ended
         September 30, 1997 and 1996.................................    2

      Consolidated Income Statements for the Nine Months Ended
         September 30, 1997 and 1996.................................    3

      Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1997 and 1996.................................    4

      Notes to Consolidated Financial Statements  ...................    5

   Item 2 --  Management's  Discussion  and  Analysis  of  Financial
              Condition  and Results of Operations ..................   10

Part II -- Other Information

   Item 1 -- Legal Proceedings.......................................   14

   Item 2 -- Changes  in Securities..................................   14

   Item 3 -- Defaults Upon Senior Securities.........................   14

   Item 4 -- Submission of Matters to a Vote of Security Holders ....   14

   Item 5 -- Other Information.......................................   14

   Item 6 -- Exhibits and Reports on Form 8-K  ......................   15

Signature  ..........................................................   16

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)
                                                      SEPTEMBER 30, DECEMBER 31,
                                                           1997          1996
                                                        ---------      --------
ASSETS                                                 (UNAUDITED)     (AUDITED)
CURRENT ASSETS:
   Cash and cash equivalents ........................   $   8,763      $  2,935
   Accounts receivable, net .........................      61,019        27,993
   Inventories ......................................      12,521         9,472
   Prepaid expenses and other .......................       3,816         1,223
   Deferred tax assets ..............................       2,070           927
                                                        ---------      --------
Total current assets ................................      88,189        42,550

PROPERTY, PLANT AND EQUIPMENT .......................      63,887        35,814
   Less-- accumulated depreciation ..................     (12,235)       (8,109)
                                                        ---------      --------
                                                           51,652        27,705

DEFERRED DEBT COSTS, net ............................       1,489            44
LONG-TERM INVESTMENT ................................       2,097           250
NON-CURRENT DEFERRED TAX ASSET ......................         300           245
INTANGIBLES AND GOODWILL, net .......................      83,491         8,417
OTHER LONG-TERM ASSETS ..............................         451           480
                                                        ---------      --------
      Total assets ..................................   $ 227,669      $ 79,691
                                                        =========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt .............   $   1,346      $  4,430
   Short-term debt ..................................         352          --
   Accounts payable .................................      12,866         5,909
   Accrued payroll and related costs ................       6,311         3,141
   Accrued income taxes payable .....................       2,098         1,008
   Deferred tax liability ...........................         608           604
   Other accrued expenses ...........................      26,593         2,253
                                                        ---------      --------
Total current liabilities ...........................      50,174        17,345

LONG-TERM DEBT ......................................     111,494        11,594
OBLIGATIONS UNDER CAPITAL LEASES ....................         379          --
NON-CURRENT DEFERRED TAX LIABILITY ..................       1,041         1,970
OTHER LONG-TERM LIABILITIES .........................       6,767         1,159
MINORITY INTEREST ...................................         747           212
COMMITMENTS AND CONTINGENCIES .......................        --            --
SHAREHOLDERS' EQUITY:
   Preference shares, NLG .03 par value; 3,000,000
      shares authorized, no shares issued or
      outstanding ...................................        --            --
   Common shares, NLG .03 par value; 30,000,000
      shares authorized, 10,622,612 and 10,592,638
      issued and outstanding at September 30, 1997
      and December 31, 1996, respectively ...........         186           186
   Additional paid-in capital .......................      35,685        35,500
   Retained earnings ................................      21,196        11,725
                                                        ---------      --------
      Total shareholders' equity ....................      57,067        47,411
                                                        ---------      --------

         Total liabilities and shareholders' equity .   $ 227,669      $ 79,691
                                                        =========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                     THREE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
                                                           (UNAUDITED)

SERVICES ...................................     $     54,889      $     20,946
SALES ......................................            7,397             4,514
                                                 ------------      ------------
                                                       62,286            25,460
OPERATING EXPENSES:
   Costs of services .......................           42,199            16,452
   Costs of sales ..........................            6,619             3,845
   General and administrative expenses .....            1,903               840
   Depreciation and amortization ...........            3,209             1,140
   Other (income) expense, net .............             (225)             (337)
                                                 ------------      ------------
                                                       53,705            21,940

INCOME BEFORE INTEREST EXPENSE AND
   INCOME TAX EXPENSE ......................            8,581             3,520

INTEREST EXPENSE ...........................            2,395               351
                                                 ------------      ------------
INCOME BEFORE INCOME TAX EXPENSE ...........            6,186             3,169

INCOME TAX EXPENSE .........................            1,856             1,027
                                                 ------------      ------------
NET INCOME .................................     $      4,330      $      2,142
                                                 ============      ============
NET INCOME PER SHARE .......................     $        .39      $        .20
                                                 ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING ........       10,988,708        10,700,547
                                                 ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             CORE LABORATORIES N.V.
                         CONSOLIDATED INCOME STATEMENTS
           (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                 ------------------------------
                                                     1997              1996
                                                 ------------      ------------
                                                          (UNAUDITED)

SERVICES ...................................     $    122,286      $     58,728
SALES ......................................           20,601            18,155
                                                 ------------      ------------
                                                      142,887            76,883
OPERATING EXPENSES:
   Costs of services .......................           95,166            46,920
   Costs of sales ..........................           18,699            14,867
   General and administrative expenses .....            4,359             2,717
   Depreciation and amortization ...........            7,170             3,340
   Other (income) expense, net .............             (169)             (406)
                                                 ------------      ------------
                                                      125,225            67,438

INCOME BEFORE INTEREST EXPENSE AND
   INCOME TAX EXPENSE ......................           17,662             9,445
INTEREST EXPENSE ...........................            4,132             1,104
                                                 ------------      ------------
INCOME BEFORE INCOME TAX EXPENSE ...........           13,530             8,341

INCOME TAX EXPENSE .........................            4,059             2,720
                                                 ------------      ------------

NET INCOME .................................     $      9,471      $      5,621
                                                 ============      ============
NET INCOME PER SHARE .......................     $        .87      $        .53
                                                 ============      ============
WEIGHTED AVERAGE SHARES OUTSTANDING ........       10,883,981        10,667,075
                                                 ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              --------------------
                                                                1997        1996
                                                              ---------    -------
                                                                (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................   $   9,471    $ 5,621
   Adjustments to reconcile net income to net cash provided
      by operating activities:
      Depreciation and amortization .......................       7,295      3,459
      Gain on sale of fixed assets ........................         (40)      --
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable ..........      (8,496)        96
      Increase in inventories .............................      (1,826)      (323)
      Decrease  in prepaid expenses and other .............       2,297        348
      Decrease in accounts payable ........................      (9,582)    (2,165)
      Increase (decrease) in accrued payroll ..............       2,145       (954)
      Increase (decrease) in accrued income taxes payable .       1,498       (241)
      Increase (decrease) in other accrued expenses .......       1,285       (816)
      Other ...............................................         673       (154)
                                                              ---------    -------
         Net cash provided by operating activities ........       3,374      4,871
                                                              ---------    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................     (10,434)    (4,564)
   Proceeds from sale of fixed assets .....................         286       --
   Acquisition of Scott Pickford plc, net of cash .........     (15,023)      --
   Acquisition of Gulf States Analytical, Inc. ............        --       (4,310)
   Acquisition of Saybolt, net of cash ....................     (62,987)      --
   Return on investment in China ..........................        --          150
                                                              ---------    -------
      Net cash used in investing activities ...............     (88,158)    (8,724)
                                                              ---------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt .............................     (18,578)    (8,778)
   Borrowings under long-term debt ........................     110,637      9,900
   Decrease in short-term debt ............................        --         (190)
   Debt acquisition costs .................................      (1,614)      --
   Exercise of stock options ..............................         185       --
   Other ..................................................         (18)      --
                                                              ---------    -------
      Net cash provided by financing activities ...........      90,612        932
                                                              ---------    -------
NET CHANGE IN CASH ........................................       5,828     (2,921)
CASH, beginning of period .................................       2,935      4,940
                                                              ---------    -------
CASH, end of period .......................................   $   8,763    $ 2,019
                                                              =========    =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND ESTIMATES

   The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Balance sheet information as of December 31, 1996, has been taken from the 1996 annual audited financial statements. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 1997.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

   On December 31, 1996, Core Laboratories N.V. completed the merger with ProTechnics Company ("ProTechnics"). The merger was accounted for as a pooling-of-interests; accordingly, the accompanying consolidated financial statements have been restated to include the consolidated financial statements of ProTechnics for all periods presented.

NET INCOME PER SHARE

   Net income per share is calculated by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the periods presented. Fully diluted income per share is equal to primary income per share in all periods presented.

NEW ACCOUNTING STANDARDS

   In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", revising the methodology to be used in computing earnings per share ("EPS") requiring that the computations required for primary and fully diluted EPS are replaced with "basic" and "diluted" EPS. The Company will adopt SFAS No. 128 effective December 31, 1997 and will restate EPS for all periods presented. The Company anticipates that the amount reported for basic EPS for the three and nine month periods ending September 30, 1997 will be unchanged.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in a financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

   In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997.

2. ACQUISITIONS

   SCOTT PICKFORD ACQUISITION

   On March 1, 1997, the Company acquired the control of a majority of the outstanding shares of Scott Pickford plc. Total consideration paid for Scott Pickford plc will be approximately $15.1 million. Scott Pickford plc and its subsidiaries ("Scott Pickford") provide petroleum reservoir management, geoscience, geophysical, and engineering services to its customers by utilizing petrophysical and phase behavior data sets measured by Core Laboratories and ProTechnics. Scott Pickford reported revenues of $13,223,000, $13,319,000 and $7,545,000 for its fiscal years ended March 31, 1996, 1995, and 1994, respectively. The acquisition was financed through borrowings, accounted for using the purchase method of accounting and resulted in approximately $12.2 million of goodwill which is being amortized over a 40-year period. Scott Pickford's results of operations are included with those of the Company beginning March 1, 1997. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.

   SAYBOLT INTERNATIONAL B.V. ACQUISITION

   On May 12, 1997, the Company consummated the acquisition of all the outstanding shares of Saybolt International B.V., a privately held Netherlands company, for $67 million in cash. Saybolt International B.V., and its subsidiaries ("Saybolt") provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry. Saybolt operates in over 50 countries and has approximately 1,650 employees. Saybolt reported revenues of $105,358,000, $97,803,000 and $90,258,000 in 1996,
1995 and 1994, respectively. The transaction was accounted for under the purchase method which resulted in approximately $60.6 million of goodwill which is being amortized over a 40-year period. Financing for the transaction was provided through the Credit Facility (see Note 6). Saybolt's results of operations are included with those of the Company beginning on May 1, 1997. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.

SUBSEQUENT EVENTS

   STIM-LAB, INC. MERGER

   On October 22, 1997, the Company signed a letter of intent to acquire Stim-Lab, Inc. a privately held company based in Duncan, Oklahoma in exchange for approximately 230,000 of its common shares. Stim-Lab is one of the world's technological leaders in providing services related to well completion and stimulation. The merger will be accounted for as a pooling of interests and is expected to be completed by December 15, 1997.

3. PRO FORMA INFORMATION

   Unaudited pro forma revenues, income before extraordinary item and income per share before extraordinary item, assuming that the acquisition of Saybolt and Scott Pickford discussed in Note 2 had been consummated at January 1, 1996, are summarized as follows (in thousands, except per share data):

                                                         NINE MONTHS
                                                            ENDED      YEAR ENDED
                                                         SEPTEMBER 30, DECEMBER 31,
                                                            1997          1996
                                                          --------      --------
                                                               (UNAUDITED)
   Revenues ........................................      $178,164      $227,016
   Income before extraordinary item ................      $  8,071      $  6,656
   Income per share before extraordinary item ......      $    .74      $    .62

4. INVENTORIES

   Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         1997           1996
                                                       -------         ------
                                                     (UNAUDITED)      (AUDITED)
Parts and materials .......................            $ 5,709         $4,011
Work in process ...........................              6,812          5,461
                                                       -------         ------
      Total ...............................            $12,521         $9,472
                                                       =======         ======

5. INTANGIBLES AND GOODWILL

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

6. LONG-TERM DEBT

   Long-term debt at September 30, 1997 and December 31, 1996 is summarized in the following table (in thousands):

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                          1997        1996
                                                       ---------     -------
                                                      (UNAUDITED)   (AUDITED)
Credit Facility with a bank group:
   $70,000 term loan facility ......................   $  70,000     $  --
   $55,000 revolving debt facility .................      37,000        --
Consideration payable for Scott Pickford plc .......       1,051        --
Long-term loan bearing interest at 9.2% per annum ..       1,103        --
Long-term loan bearing interest at 6.2% per annum ..         663        --
Mortgage notes .....................................       2,009        --
$730 revolving debt facility .......................         723        --
Long-term loan bearing interest at 8.75% ...........          19        --
Unsecured credit facility with a bank group:
   $14,000 term loan facility ......................        --         9,375
   $15,000 guidance facility .......................        --         5,440
$1,250 revolving debt facility .....................        --           400
$850 term loan facility ............................        --           722
Other indebtedness .................................         272          87
                                                       ---------     -------
      Total debt ...................................     112,840      16,024
   Less-- current maturities .......................      (1,346)      4,430
                                                       ---------     -------
         Total long-term debt ......................   $ 111,494     $11,594
                                                       =========     =======

   On May 12, 1997 the Company entered into a Credit Facility which was used to finance the acquisitions of Saybolt and Scott Pickford, as well as refinance the unsecured credit facility. The Credit Facility provides for (i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a US dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving debt facility with US dollar equivalency of $5 million. Loans under the Credit Facility will generally bear interest from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal payments beginning March 31, 1999 with the final principal payment due June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Credit Facility will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests.

   The Company expects to fund any future acquisitions primarily through a combination of working capital, cash flow from operations, bank borrowings, (including the Credit Facility) and issuance of additional equity.

7. SUBSEQUENT EVENTS

   STIM-LAB, INC. ACQUISITION

   On October 22, 1997, the Company signed a letter of intent to acquire Stim-Lab, Inc. a privately held company based in Duncan, Oklahoma in exchange for approximately 230,000 of its common shares. Stim-Lab is one of the world's technological leaders in providing services related to well completion and stimulation. The merger will be accounted for as a pooling of interests and is expected to be completed by December 15, 1997.

   2-FOR-1 STOCK SPLIT

   On October 22, 1997 the Company announced a two-for-one stock split of its outstanding common shares, payable on December 19, 1997 to shareholders of record as of the close of business on December 1, 1997. Accordingly, the Company's 1997 year end financial statements will reflect share and per share information adjusted to give effect to the stock split.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

   The Company is one of the leading providers of petroleum reservoir description data and production management services for maximizing hydrocarbon recovery from new and existing fields. The company is the world's largest provider of petroleum reservoir rock and fluids analyses and multidisciplinary reservoir description studies. The Company is also a leading provider of field services evaluating the efficiencies of well completions and the effectiveness of enhanced oil recovery projects. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems. Currently, Core Laboratories operates over 70 facilities in over 50 countries and has approximately 3,000 employees.

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


RECENT DEVELOPMENTS

   SCOTT PICKFORD ACQUISITION

   On March 1, 1997, the Company acquired the control of a majority of the outstanding shares of Scott Pickford plc. Total consideration paid for Scott Pickford plc will be approximately $15.1 million. Scott Pickford plc and its subsidiaries ("Scott Pickford") provide petroleum reservoir management, geoscience, geophysical, and engineering services to its customers by utilizing petrophysical and phase behavior data sets measured by Core Laboratories and ProTechnics. Scott Pickford reported revenues of $13,223,000, $13,319,000 and $7,545,000 for its fiscal years ended March 31, 1996, 1995, and 1994, respectively. The acquisition was financed through borrowings, accounted for using the purchase method of accounting and resulted in approximately $12.2 million of goodwill which is being amortized over a 40-year period. Scott Pickford's results of operations are included with those of the Company beginning March 1, 1997. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.

   SAYBOLT INTERNATIONAL B.V. ACQUISITION

   On May 12, 1997, the Company consummated the acquisition of all the outstanding shares of Saybolt International B.V., a privately held Netherlands company, for $67 million in cash. Saybolt International B.V., and its subsidiaries ("Saybolt") provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry. Saybolt operates in over 50 countries and has approximately 1,650 employees. Saybolt reported revenues of $105,358,000, $97,803,000 and $90,258,000 in 1996,
1995 and 1994, respectively. The transaction was accounted for under the purchase method which resulted in approximately $60.6 million of goodwill which is being amortized over a 40-year period. Financing for the transaction was provided through the Credit Facility (see Note 6). Saybolt's results of operations are included with those of the Company beginning on May 1, 1997. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.

   STIM-LAB, INC. MERGER

   On October 22, 1997, the Company signed a letter of intent to acquire Stim-Lab, Inc. a privately held company based in Duncan, Oklahoma in exchange for approximately 230,000 of its common shares. Stim-Lab is one of the world's technological leaders in providing services related to well completion and stimulation. The merger will be accounted for as a pooling of interests and is expected to be completed by December 15, 1997.

   2-FOR-1 STOCK SPLIT

   On October 22, 1997 the Company announced a two-for-one stock split of its outstanding common shares, payable on December 19, 1997 to shareholders of record as of the close of business on December 1, 1997.

RESULTS OF OPERATIONS

   The following table sets forth certain percentage relationships based on the Company's income statements for the periods indicated:

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                                     PERCENTAGE OF                        PERCENTAGE OF
                                                                     TOTAL REVENUE                        TOTAL REVENUE
                                                           -------------------------------       -------------------------------
                                                                                  % INCREASE                            % INCREASE
                                                            1997         1996      (DECREASE)     1997        1996       (DECREASE)
                                                           -----        -----        -----       -----        -----        -----
Services ...........................................        88.1         82.3        162.1        85.6         76.4        108.2
Sales ..............................................        11.9         17.7         63.9        14.4         23.6         13.5
                                                           -----        -----        -----       -----        -----        -----
                                                           100.0        100.0        144.6       100.0        100.0         85.8
Operating expenses:
   Cost of services ................................        67.8         64.6        156.5        66.6         61.0        102.8
   Cost of sales ...................................        10.6         15.1         72.1        13.1         19.3         25.8
   General and administrative expenses .............         3.0          3.3        126.5         3.1          3.5         60.4
   Depreciation and amortization ...................         5.2          4.5        181.5         4.9          4.4        114.7
   Other income, net ...............................        (0.4)        (1.3)        33.2        (0.1)        (0.5)       (58.4)
                                                           -----        -----        -----       -----        -----        -----
                                                            86.2         86.2        144.8        87.6         87.7         85.7
Income before interest expense and
   income tax expense ..............................        13.8         13.8        143.8        12.4         12.3         87.0
   Interest expense ................................         3.8          1.4        582.3         2.9          1.5        274.3
                                                           -----        -----        -----       -----        -----        -----
Income before income tax expense ...................        10.0         12.4         95.2         9.5         10.8         62.2
Income tax expense .................................         3.0          4.0         80.7         2.9          3.5         49.2
                                                           -----        -----        -----       -----        -----        -----
Net income .........................................         7.0          8.4        102.1         6.6          7.3         68.5
                                                           =====        =====        =====       =====        =====        =====

*  Percentage not meaningful.

   Services revenue for the quarter ended September 30, 1997 increased 162.1% to $54.9 million. Services revenue for the nine month period ended September 30, 1997 was up 108.2% to $122.3 million. The increases were primarily due to (i) increased worldwide demand for reservoir core and fluids analysis, and (ii) additional revenue attributable to the March 1, 1997 acquisition of Scott Pickford and May 12, 1997 acquisition of Saybolt.

   Sales revenue for the three month period ended September 30, 1997 increased 63.9% or $2.9 million over the same period of the prior year. Sales revenue for the nine month period ended September 30, 1997 was up 13.5% to $20.6 million compared to the prior year. The increases were primarily attributed to the acquisition of Scott Pickford's manufacturing division and slightly offset by decreased sales of integrated octane-measuring and process analyzer systems due to a weaker US refining market.

   Costs of services as a percentage of services revenue for the three and nine months ended September 30, 1997 improved slightly compared to a year ago, due to improved cost savings and efficiencies.

   Cost of sales as a percentage of sales revenue for three and nine months ended September 30, 1997 weakened compared to a year ago due to sales of lower margin products.

   General and administrative expenses for the three and nine months ended September 30, 1997 increased $1.1 million and $1.6 million respectively, as compared to the corresponding period in 1996. The increase was primarily due to increased personnel costs and administrative expenses due to the Company's growth through acquisitions; however such expenses decreased as a percentage of total revenues. The Company's ongoing program to maintain tight controls over expenses has resulted in maintaining general and administrative expenses as a percentage of sales under 4%.

   Depreciation and amortization expense for the three and nine month periods ended September 30, 1997 increased for both periods, as compared to a year ago, due primarily to the acquisitions of Scott Pickford and Saybolt.

   Interest expense for the three and nine months ended September 30, 1997 increased $2.0 and $3.0 million as compared to 1996. The increase was primarily due to the additional borrowings used to finance the Saybolt and Scott Pickford acquisitions.

   The Company's effective income tax rate was approximately 30.0% for the three and nine months ended September 30, 1997 as compared to 32.4% for three months and 32.6% for the nine months ended September 30, 1996.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the nine month period ended September 30, 1997 the Company had operating cash flow of $3.3 million as compared to $4.9 million for the corresponding period in 1996. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

   On May 12, 1997 the Company entered into a Credit Facility which was used to finance the acquisitions of Saybolt and Scott Pickford, as well as refinance the unsecured credit facility. The Credit Facility provides for (i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a US dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving debt facility with US dollar equivalency of $5 million. Loans under the Credit Facility will generally bear interest from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal beginning March 31, 1999 with the final principal payment due June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Credit Facility will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests.

   The Company expects to fund any future acquisitions primarily through a combination of working capital, cash flow from operations, bank borrowings, (including the Credit Facility) and issuance of additional equity.

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

   None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5.     OTHER INFORMATION.

      The Company has adopted the Core Laboratories Supplemental Executive Retirement Plan (the "SERP"), effective July 1, 1997, for the benefit of certain key employees and outside directors of the Company. The SERP was established to provide additional retirement income to the participants and death benefits to the participants' surviving spouses as a reward for the participants' contributions to the success and growth of the Company. The four participants in the SERP are Richard L. Bergmark, David M. Demshur, Joseph R. Perna, and Stephen
D. Weinroth. Each participant is entitled to receive a retirement benefit of $250,000 per year which begins on the participant's 65th birthday and is paid in annual installments until the participant's death. If the participant dies before he begins receiving his retirement benefit, the surviving spouse of the deceased participant is entitled to receive $225,000 each year for fifteen years. Each participant's benefit under the SERP is fully vested and fully accrued. There is no possibility of forfeiture of the benefit except in the event of termination for cause.

      The Company has purchased an insurance policy on the lives of Mr. Bergmark, Mr. Demshur, and Mr. Perna to assist it in providing benefits under the SERP. The Company is the owner and beneficiary of the three policies. The Company is obligated to pay the total premium of $319,500 each year until the policies are paid up (which is anticipated to be eight years). The first premium of $319,500 was paid by the Company of June 12, 1997. Based on actuarial calculations

(including a 12% interest rate assumption), the Company expects that the death benefits paid to the Company under the insurance policies will be sufficient to cover the costs of the SERP benefits and the policy premium payments. However, to the extent the death benefits under the policies are insufficient to cover those costs, the Company is obligated to pay the remainder out of its other general assets and absorb any shortfall. In the event of a "change of control," the Company is obligated under the related trust agreement to fully fund the amount of the retirement benefits and death benefits of all four participants and their spouses. The amount of the "change of control" contribution is the lesser of (1) the total amount due under the terms of the SERP or (2) the amount of unpaid premiums on any insurance policies held by the trust through the seventh anniversary of the date of the purchase of each such policy.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibits.

                                                            INCORPORATED BY
EXHIBIT                                                    REFERENCE FROM THE
  NO.                     EXHIBIT TITLE                   FOLLOWING DOCUMENTS
-------                   -------------                   -------------------
 27.1                 Financial Data Schedule                Filed Herewith


   (b) Reports on Form 8-K.

Core Laboratories N.V. filed Form 8-K and Form 8-K/A on May 23rd 1997 and July 21, 1997, respectively due to the acquisition of Saybolt International B.V. as listed on Item 2 of such Forms. Filed within the Form 8-/A are the required consolidated financial statements of Saybold International B.V. for each of the three years ended December 31, 1996 and the required pro forma information, as listed in Item 7 of such form.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CORE LABORATORIES N.V.
                                         by:Core Laboratories International B.V.



Dated:   October 31, 1997                By: /s/RICHARD L. BERGMARK
                                                Richard L. Bergmark
                                         Chief Financial Officer and Treasurer
                                          (Principal Financial Officer and
                                             Chief Accounting Officer)