Form 10-K
period 1997-12-31
CORE LABORATORIES N V
filed 1998-03-31
CIK 1000229

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark One)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13
           OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION
           13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

          For the transition period from ___________ to ____________

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

                              TITLE OF EACH CLASS
                   Common Shares, NLG. 03 Par Value Per Share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 16, 1998, the number of common shares outstanding was 24,768,921. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $402,813,098.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                            PART OF 10-K
1. Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934
  with respect to the 1998 annual meeting of shareholders.              PART III

================================================================================

CORE LABORATORIES N.V.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

TABLE OF CONTENTS

                                                 PAGE
                                                 ----

PART I

Item 1.  Business.............................
Item 2.  Properties...........................
Item 3.  Legal Proceedings....................
Item 4.  Submission of Matters to a Vote of
         Security Holders.....................

PART II

Item 5.  Market for the Common Shares and
         Related Shareholder Matters..........
Item 6.  Selected Financial Data..............
Item 7.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations...........................
Item 8.  Financial Statements and
         Supplementary Data...................
Item 9.  Changes in and Disagreements with
         Accountants on Accounting and
         Financial Disclosure.................

PART III

Item 10. Directors and Executive Officers of
         the Registrant.......................
Item 11. Executive Compensation...............
Item 12. Security Ownership of Certain
         Beneficial Owners and Management.....
Item 13. Certain Relationships and Related
         Transactions.........................

PART IV

Item 14. Exhibits, Financial Statement
         Schedules and Reports on Form 8-K....

PART I

ITEM 1.  BUSINESS

GENERAL

Core Laboratories N.V. ("Core Laboratories" or the "Company") was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. The Company's customers include major, national, and independent oil and gas producers. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems which complements its services operations. Core Laboratories currently operates over 70 facilities in over 50 countries and has approximately 3,400 employees.

RECENT DEVELOPMENTS

SCOTT PICKFORD ACQUISITION

On March 1, 1997, the Company acquired the outstanding shares of Scott Pickford plc and its subsidiaries ("Scott Pickford") for approximately $14.9 million. Scott Pickford, a London-based company, provides petroleum reservoir management, geoscience, geophysical and engineering services to its customers by utilizing petrophysical and phase behavior data sets measured by Core Laboratories. Scott Pickford specializes in large field studies and equity determinations primarily in the North Sea.

SAYBOLT ACQUISITION

On May 12, 1997, the Company consummated the acquisition of all the outstanding shares of Saybolt International B.V. and its subsidiaries ("Saybolt"), a privately held Netherlands company, for $67 million in cash and the assumption of $5 million of net debt. Saybolt operates in over 50 countries and is an international leader in providing analytical and field services to characterize properties of crude oil and petroleum products for the oil industry. These services complement phase behavior data sets measured on reservoir fluids by Core Laboratories. Saybolt has an existing presence in the former Soviet Union which provides the operating experience and base from which Core Laboratories can offer reservoir description, production enhancement and reservoir management services.

TWO-FOR-ONE STOCK SPLIT

On October 22, 1997, the Company declared a two-for-one split of its common shares payable on December 19, 1997, to shareholders of record as of the close of business on December 1, 1997. All agreements concerning stock options and other commitments payable in the Company's common shares provide for the issuance of additional shares in the event of a declaration of a stock split. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to the common share account. All references to number of shares, except shares authorized, and per share information have been restated to reflect the stock split.

PUBLIC OFFERING

On November 20, 1997, the Company successfully completed a public offering in which it sold 2,800,000 of its common shares and received net proceeds of $47.2 million. In addition, the underwriter's overallotment was exercised for 164,862 common shares in December 1997 and resulted in additional net proceeds of $2.8 million.

STIM-LAB MERGER

On December 29, 1997, the Company completed the acquisition of all of the outstanding shares of Stim-Lab, Inc. ("Stim-Lab"), a privately held Company based in Duncan, Oklahoma. Stim-Lab is a world leader in hydraulic fracturing and well stimulation technologies. The merger was accounted for as a pooling of interests and the Company issued approximately 459,000 common shares in exchange for all of the outstanding shares of Stim-Lab. Stim-Lab's results of operations for the year ended December 31, 1997 have been combined with that of the Company's. Consolidated financial statements for prior years were not restated due to immateriality.

BUSINESS STRATEGY

The Company's business strategy is to continue the expansion of its operations through (i) continued development of proprietary hydrocarbon production enhancement technologies, services and products through client-driven research and development, (ii) expanded services and product lines offered throughout the Company's global infrastucture, and (iii) acquisition of complementary businesses that add key technologies or market presence and enhance existing products and services.

DEVELOPMENT OF NEW TECHNOLOGIES, SERVICES AND PRODUCTS

The Company's research and development strategy is designed to maintain and enhance its market leadership position in its principal businesses by emphasizing the development of technology, services and products to meet the needs of its customers, who are continually seeking to lower their costs of finding, developing, producing and refining hydrocarbons. The Company's strategy reflects the trend towards increased utilization of advanced technologies to enhance the efficiency of development drilling, reduce the costs associated with production of known reserves, maximize the efficiency of secondary and tertiary recovery techniques, and reduce finding and development costs for new reserves. While the aggregate number of wells being drilled per year has remained relatively constant in recent years, oil and gas producers have increased expenditures on high-technology services that better described the reservoir, assists them in enhancing production, and improves the management of their reservoirs. They are also spending more on advanced reservoir rock and fluid analysis that assist in the development of more complete and comprehensive analyses of reservoir characteristics and hydrocarbon fluids. The Company intends to continue to concentrate its efforts on technologies that enhance development and production efficiencies, as opposed to the more volatile exploration sector of the oil and gas industry.

INTERNATIONAL EXPANSION OF SERVICES AND PRODUCTS

Another component of the Company's business strategy is to broaden the spectrum of services and products offered to its clients internationally. This goal is expected to be accomplished through the integration of the services and products obtained through acquisitions into many of the Company's over 70 offices located in more than 50 different countries. Management believes this integration will expand the related markets served by ProTechnics Company (a December 31, 1996 acquisition), Scott
Pickford, Saybolt, Stim-Lab and other potential future acquisitions.

ACQUISITIONS

The Company continually reviews potential acquisitions in existing or related business areas to add key technologies, enhance market presence or complement existing businesses. The Company's recent acquisitions reflect the Company's desire to broaden the services offered to its clients.

IMPACT OF BUSINESS STRATEGY

The Company believes that the implementation of these strategies has contributed to the significant increase in income before interest expense, income tax and an extraordinary item to $28.4 million for the year ended December 31, 1997, from $12.8 million for the year ended December 31, 1996.

OPERATIONS

The Company derives its revenues from services and sales to customers primarily in one industry segment, the oil and gas industry.

SERVICES

The Company provides three related services for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields.

  o RESERVOIR DESCRIPTION SERVICES: Encompasses the petrophysical characterizations of petroleum reservoir rock and the phase behavior relationships of reservoir fluids and gases.

  o PRODUCTION ENHANCEMENT SERVICES: Includes field applications of proprietary technologies to maximize the efficiency and effectiveness of well completions and stimulations.

  o RESERVOIR MANAGEMENT SERVICES: Combines and integrates data sets from reservoir description and production enhancement services to maximize daily hydrocarbon production and recovery from a well or field.

Typically, rock and fluids samples are collected from wells drilled into known or potential petroleum reservoirs and sent to the Company for analyses. These analyses accurately measure the petrophysical properties of the rocks and pressure-volume-temperature relationships of the reservoir fluids to help determine the commercial viability of the hydrocarbon accumulation and to develop a production program that maximizes ultimate hydrocarbon recovery. The data also are used to calibrate and validate wireline logs that may be used to estimate certain properties of the reservoir. Without measured calibration data, wireline log estimates can produce erroneous values, which could lead to incorrect decisions regarding the development or abandonment of hydrocarbon accumulations.

The data generated by the Company's analyses are used during all stages of the well cycle from exploration to primary and secondary production and decisions concerning the abandonment of a property. Recent advances in drilling and coring technologies have significantly reduced the cost of retrieving core samples from reservoirs and the Company expects these developments to lead to increased use of reservoir data obtained from rock core sample analyses. The data generated by the Company's analyses also provides information that is used to improve the processing and interpretation of 2-D and 3-D seismic programs and management believes such data will be used as a component of reservoir production management based on emerging 4-D seismic technologies. Oil and gas producers have been increasing expenditures for analytical services to reduce their risks in developing and producing oil and gas reservoirs and to lower their costs of finding, developing and producing oil and gas.

The most basic analyses of rock properties provided by the Company measure porosity and permeability, which determine the storage and flow capacities of potential reservoirs. In addition to basic measurements, which are made at surface conditions, the Company is increasingly providing technologically advanced analyses of reservoir rock and fluids involving the simulation of the reservoir's actual subsurface conditions. The Company also performs advanced analyses of reservoir fluids at varying pressure and temperature conditions to determine their physical and chemical properties at various points during the producing life of a field.

As a result of the December 31, 1996 merger with ProTechnics Company ("ProTechnics"), the Company provides production enhancement services used to design and measure the effectiveness of well completion and stimulation programs and to maximize the hydrocarbon yields of enhanced recovery projects. The services offered are field extensions of the laboratory studies of reservoir rocks and fluids conducted by Core Laboratories.

The Company is one of the leading providers of services that measure the effectiveness of well stimulations and completions via their proprietary ZeroWash and SpectraScan technologies. The Company is also the leader in determining the efficiencies of enhanced recovery projects through field tracer surveys. The Company is currently developing electromagnetic wireless communication tools that can be used to monitor various bottom hole well conditions during completion or production operations, as well as measurement while drilling systems. The Company has won Special Meritorious Engineering Awards for its innovative technologies in three of the past four years at the annual Offshore Technology Conference. The Company employs these new technologies to complement laboratory services associated with the prevention of formation damage, phase behavior relationships of downhole reservoir fluids, and better design of water or miscible floods for enhanced recovery projects.

With the recent acquisition of Scott Pickford, the Company has expanded into reservoir management services providing solutions from designing the well completion, stimulation or enhanced recovery project to measuring the performance in the field. Demand for these services has been increasing, especially internationally, as oil and gas companies put more emphasis on producing incremental amounts of hydrocarbons from established fields.

The Company also provides analytical testing of petroleum products, including octane testing and the analysis of crude oil, natural gas, lubricants, greases and other petroleum products and chemicals. The Company's services operations serve a diverse customer base including oil and gas exploration and production companies; petroleum refineries and processors; and engineering and consulting firms.

The Company adheres to the strict quality standards that are demanded by various in-house and proprietary procedures, as well as standards established by the American Society of Testing and Materials, which are used in a variety of petroleum services analyses. Management believes the Company demonstrates its commitment to quality by providing resources, money, time and education to maintain its reputation as a high-quality provider of high-technology analytical and consulting services.

Ongoing research and development are an important part of the Company's services operations. The Company has in the past committed significant resources to research and development and anticipates that it will continue to do so in the future. Over the years, the Company has made a number of technological advances, including the development of key technologies utilized in the Company's operations. Substantially all of the new technologies have resulted from requests and guidance from the Company's clients, especially major oil companies.

Services are offered worldwide through the Company's technology network of over 70 sales, services and operating facilities located in over 50 countries. Services accounted for approximately 86%, 76% and 71% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

SALES

Core Laboratories manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems which complements its services operation. The Company designs and manufactures a wide range of laboratory instrumentation and equipment for reservoir rock and fluids analyses, including a majority of the proprietary equipment used in the Company's services facilities. The sale of the Company's proprietary equipment to non-competing customers has generated additional revenues for its services operation by maintaining and enhancing customer relations and generating demand for complementary services.

The Company also provides integrated octane measurement systems and process analyzer systems that are used for the measurement, analysis and monitoring of various process streams. The full range of products and services includes on-line process and laboratory equipment, engineering services, and education programs to refineries throughout the world.

The Company currently offers its products worldwide through 6 manufacturing facilities. Sales revenue accounted for approximately 14%, 24% and 29% of the Company's total revenues for the years ended December 31, 1997, 1996 and 1995, respectively.

The sales backlog at December 31, 1997 was approximately $12.8 million, compared with $9.6 million at December 31, 1996.

MARKETING AND SALES

The Company markets and sells its services and products through a combination of print advertising, technical seminars, trade shows and sales personnel and representatives. Print advertising is placed on a regular basis in trade and technical magazines targeted to the Company's customers. Direct sales and marketing are carried out by the Company's integrated sales force and operating managers and enhanced by sales representatives and distributors in various markets where the Company does not have offices.

RESEARCH AND DEVELOPMENT

The market for the Company's products and services is characterized by changing technology. As a result, the Company's success is dependent upon its ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. Core Laboratories intends to continue committing substantial financial resources and effort to the development of new products and services.

PATENTS AND TRADEMARKS

The Company believes its patents, trademarks and other intellectual property rights are an important factor in maintaining its technological advantage. Typically, the Company will seek to protect its intellectual technology in all jurisdictions where the Company believes the cost of such protection is warranted.

INTERNATIONAL OPERATIONS

Core Laboratories operates facilities in over 50 countries. The Company's non-U.S. operations accounted for approximately 57%, 36% and 40% of the Company's revenues during the years ended December 31, 1997, 1996 and 1995, respectively. The Company's business is subject to various risks beyond its control, such as instability of foreign economies and governments, currency fluctuations, overlap of different tax structures, and changes in laws and policies affecting trade and investment. Any of such factors may cause facilities in some countries to become unprofitable, possibly resulting in the closing of such facilities. The Company attempts to limit its exposure to foreign currency fluctuations by limiting the amount in which its foreign contracts are denominated in a currency other than U.S. dollars to an amount generally equal to expenses expected to be incurred in such foreign currency. The Company has not historically engaged in and does not currently intend to engage in any significant hedging or currency trading transactions designed to mitigate adverse currency fluctuations.

ENVIRONMENTAL REGULATION

The Company's operations use many chemicals and gases, therefore, the Company is subject to a variety of federal, state, local and foreign laws and regulations related to the use, storage, discharge and disposal of such chemicals and gases and other emissions and wastes. Consistent with the Company's quality assurance and control principles, the Company has established proactive environmental policies with respect to the handling and disposal of such chemicals, gases, emissions and waste materials from its operations. The Company has engaged outside consultants to audit its environmental activities and has implemented health and safety education and training programs. The Company has not suffered material environmental claims in the past. Management believes that the Company's operations are currently in compliance with applicable environmental laws and regulations, and that continued compliance with existing requirements will not have a material adverse effect on the Company. However, public interest in the protection of the environment has increased dramatically in recent years and the Company anticipates that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may result in increased capital expenditures or operating expenses by the Company.

COMPETITION

The businesses in which the Company engages are highly competitive. Several of the Company's competitors are divisions or subsidiaries of companies that are larger and have greater financial and other resources than the Company. While no one company competes with the Company in all of its product and service lines, the Company faces significant competition, primarily from independent, regional companies. The Company competes in different product and service lines to various degrees on the basis of price, technical performance, availability, quality, and technical support. The Company's ability to compete successfully depends on elements both within and outside of its control, including successful and timely development of new products and services, performance and quality, customer service, pricing, industry trends, and general economic trends.

EMPLOYEES

As of December 31, 1997, the Company had approximately 3,400 employees. The Company does not have any material collective bargaining agreements and considers relations with its employees to be good.

ITEM 2.  PROPERTIES

Currently, Core Laboratories has over 70 facilities in more than 50 countries which contain over 1 million square feet. In these locations, the Company typically leases the office facilities. The Company serves its worldwide customers through 6 advanced technology centers which are located in Dallas, Texas; Calgary, Canada; Jakarta, Indonesia; Kuala Lumpur, Malaysia; Aberdeen, United Kingdom; and Maracaibo, Venezuela.

ITEM 3.  LEGAL PROCEEDINGS

In the latter part of 1996, prior to its acquisition by the Company, Saybolt, Inc., an indirect subsidiary of the parent, Saybolt International B.V., was informed that the Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") had commenced a criminal investigation into certain practices at three of Saybolt's U.S. laboratories. The investigation has focused on instances in which Saybolt employees in New Jersey, Massachusetts and Connecticut may have failed to report accurate RFG test results to customers and the EPA. The Company is cooperating with this investigation and, in addition, has begun its own internal review of the matter. If the EPA and/or the DOJ conclude that Saybolt was in noncompliance with any of the applicable rules and regulations, the Company may be subject to fines, civil or criminal proceedings, sanctions and/or the revocation of its licenses and/or authorization to perform certain services governed by the EPA, customs or other agencies, or to continue to conduct business in certain areas.

The U.S. Attorney's Offices for Massachusetts and New Jersey and the DOJ are conducting a criminal investigation as to whether Saybolt committed violations of U.S. laws regulating international business actions of U.S. persons. On January 29, 1998 the U.S. Attorney's Office for the District of Massachusetts announced that the former president of Saybolt, Inc. had been arrested and charged with violating the Foreign Corrupt Practices Act and the Travel Act. The criminal complaint alleged that such person participated in arranging the payment of $50,000 to Panamanian officials in 1995 in an effort to obtain a lease and certain tax benefits from the Panamanian government for Saybolt de Panama S.A.

The alleged violation occurred more than a year before the Company's acquisition of Saybolt in May 1997 and was discovered during the EPA investigation of Saybolt.

Representatives of the Company and their attorneys in the two above described matters have held discussion with officials at the U.S. Attorney's Offices for Massachusetts, Connecticut and New Jersey and the DOJ in an attempt to resolve all disputes concerning Saybolt. As a result of these discussions. The Copmany believes that the amount required to resolve these issues will not exceed $5.0 million. The Company believes that it has indemnify rights against the former shareholders of Saybolt to cover contingencies and breaches of provisions of the agreement entered into at the same time of the acquisition of Saybolt. While no assuarance can be made as to the ultimate outcome of these matters, the Company does not believe that such matters will have a material adverse effect on the financial condition of the Company.

The Company may from time to time be subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or future results or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART II

ITEM 5.  MARKET FOR THE COMMON SHARES AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

The Company's common shares trade and are quoted on Nasdaq National Market ("Nasdaq") under the symbol CRLBF. The following table shows for the periods indicated the high and low sales prices of the common shares as reported by Nasdaq, restated to reflect the two-for-one stock split.

                                           HIGH         LOW
                                           ----         ---
1997
First Quarter...........................    11           8 3/8
Second Quarter..........................    13 1/16      8 3/16
Third Quarter...........................    18 7/16     12
Fourth Quarter..........................    22 7/8      13 3/4

1996
First Quarter...........................     6 1/2       4 7/8
Second Quarter..........................     8           5 7/8
Third Quarter...........................     8 1/4       6 3/16
Fourth Quarter..........................     8 5/8       7 5/8

On March 27, 1998 the closing price, as quoted by Nasdaq, was $24 1/4 per share. As of March 16, 1998, there were 24,768,921 common shares outstanding held by approximately 107 record holders and approximately 3,593 beneficial holders.

DIVIDEND POLICY

The Company has never paid cash dividends on its common shares and currently has no plans to pay dividends on the common shares. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business. Any future determination as to the payment of dividends will be made in the discretion of the Company's Supervisory Board of Directors and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Supervisory Board deems relevant. Because the Company is a holding company that conducts substantially all of its operations through subsidiaries, the ability of the Company to pay cash dividends on the common shares is dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company and on the terms and conditions of its existing and future credit arrangements as may exist from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data for the periods indicated. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements included elsewhere herein:

                                                            YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------
                                               1997          1996        1995       1994       1993
                                          --------------  ----------  ----------  ---------  ---------
                                                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
SERVICES AND SALES......................  $      214,851  $  105,368  $   87,593  $  25,910  $   5,441
OPERATING EXPENSES:
     Costs of services and sales........         170,671      84,643      71,786     22,099      4,385
     General and administrative
       expenses.........................           5,974       3,559       2,719        666        390
     Depreciation and amortization......          10,822       4,600       3,262        986        210
     Transaction costs associated with
       merger...........................              --         355          --         --         --
     Other income, net..................          (1,056)       (603)       (130)       (81)      (202)
                                          --------------  ----------  ----------  ---------  ---------
INCOME BEFORE INTEREST EXPENSE, INCOME
  TAX, AND EXTRAORDINARY ITEM...........          28,440      12,814       9,956      2,240        658
INTEREST EXPENSE........................           6,384       1,418       3,000      1,066        101
                                          --------------  ----------  ----------  ---------  ---------
INCOME BEFORE INCOME TAX AND
  EXTRAORDINARY ITEM....................          22,056      11,396       6,956      1,174        557
INCOME TAX EXPENSE......................           6,617       3,719       2,174        412        179
                                          --------------  ----------  ----------  ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEM........          15,439       7,677       4,782        762        378
EXTRAORDINARY ITEM, net of tax benefit
  of $400...............................              --          --        (911)        --         --
                                          --------------  ----------  ----------  ---------  ---------
NET INCOME..............................          15,439       7,677       3,871        762        378
LESS -- Net income applicable to
  preferred loan stock..................              --          --        (334)      (113)        --
                                          --------------  ----------  ----------  ---------  ---------
NET INCOME APPLICABLE TO COMMON
  SHARES................................  $       15,439  $    7,677  $    3,537  $     649  $     378
                                          ==============  ==========  ==========  =========  =========
BASIC PER SHARE DATA:
     Basic income before extraordinary
       item.............................  $         0.66  $     0.36  $     0.26  $    0.12  $    0.20
     Extraordinary item.................              --          --       (0.05)        --         --
                                          --------------  ----------  ----------  ---------  ---------
     Basic net income...................  $         0.66  $     0.36  $     0.21  $    0.12  $    0.20
                                          ==============  ==========  ==========  =========  =========
     Weighted average basic common
       shares outstanding...............      23,255,641  21,184,500  17,164,550  5,388,790  1,871,694
                                          ==============  ==========  ==========  =========  =========
DILUTED PER SHARE DATA:
     Diluted income before extraordinary
       item.............................  $         0.65  $     0.36  $     0.26  $    0.12  $    0.20
     Extraordinary item.................              --          --       (0.05)        --         --
                                          --------------  ----------  ----------  ---------  ---------
     Diluted net income.................  $         0.65  $     0.36  $     0.21  $    0.12  $    0.20
                                          ==============  ==========  ==========  =========  =========
     Weighted average diluted common
       shares outstanding...............      23,936,325  21,381,804  17,270,578  5,388,790  1,871,694
                                          ==============  ==========  ==========  =========  =========


                                                                  DECEMBER 31,
                                          ------------------------------------------------------------
                                               1997          1996        1995       1994       1993
                                          --------------  ----------  ----------  ---------  ---------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
    Working capital.....................  $       55,573  $   25,205  $   24,459  $  15,325  $     372
     Total assets.......................         238,016      79,691      71,379     59,877      2,944
     Long-term debt, including current
       maturities.......................          73,698      16,024      16,269     31,865        219
     Shareholders' equity...............         114,113      47,411      39,665     13,652      1,712

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following: the continued expansion of services is dependent upon the Company's ability to continue to develop or acquire new and useful technology; the improvement of margins is subject to the risk that anticipated synergies of existing and recently acquired businesses and future acquisitions will not be realized; the Company's dependence on one industry segment, oil and gas; the risks and uncertainties attendant to adverse industry, economic, and financial market conditions, including stock prices, interest rates and credit availability; and competition in the Company's markets. Should one or more of these risks or uncertainties materialize and should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

BUSINESS DEVELOPMENT

The Company was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and management services for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. The Company's customers include major, national and independent oil and gas producers. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems.

The Company's business strategy is to continue the expansion of its operations through (i) continued development of proprietary hydrocarbon production enhancement technologies, services and products through client-driven research and development, (ii) expanded services and product lines offered throughout the Company's global infrastructure, and (iii) acquisition of complementary businesses that add key technologies or market presence and enhance existing products and services.

The Company's research and development efforts recently have been directed towards development of Wireless Electromagnetic Telemetry ("EM Telemetry"). EM Telemetry allows the recording of bottomhole pressure and temperature data and the transmission of that data to the surface in real-time. Usage of EM Telemetry allows actual pressure (which is often significantly different than calculated pressure) to be measured. EM Telemetry has applications not only in conducting hydraulic fracturing and acid treatments, but also for daily maintenance of optimum production efficiency.

The Company's acquisition strategy is to continue to seek acquisitions of complementary businesses that add key technologies, expand market presence and enhance the Company's existing products and services. This strategy is exemplified by the 1996 merger of ProTechnics and the 1997 acquisitions of Scott Pickford, Saybolt, and Stim-Lab (the "Acquired Businesses").

On November 20, 1997, the Company successfully completed a public offering in which it sold 2,800,000 of its common shares and received net proceeds of $47.2 million. In addition, the underwriter's overallotment was exercised for 164,862 common shares in December 1997 and resulted in additional net proceeds of $2.8 million. The total net proceeds of $50.0 million were used to repay $43.9 million in debt and the remainder was retained for working capital.

RESULTS OF OPERATIONS

The following table sets forth certain percentage relationships based on the Company's consolidated revenue for the periods indicated. The table reflects the merger of Stim-Lab for all of 1997 (accounted for as poolings of interests) as well as the results of the acquisitions of Scott Pickford beginning March 1, 1997 and Saybolt beginning May 1, 1997 (both accounted for as purchases).

                                           YEAR ENDED DECEMBER 31,
                                       -------------------------------
                                         1997       1996       1995
                                       ---------  ---------  ---------
Services.............................       86.0%      76.4%      71.3%
Sales................................       14.0       23.6       28.7
                                       ---------  ---------  ---------
                                           100.0      100.0      100.0
Operating expenses:
     Costs of services...............       77.6*      80.6*      81.7*
     Costs of sales..................       91.0*      79.6*      82.7*
     General and administrative
       expenses......................        2.8        3.4        3.1
     Depreciation and amortization...        5.0        4.4        3.7
     Transaction costs associated
       with merger...................     --             .3     --
     Other income, net...............        (.5)       (.6)       (.1)
                                       ---------  ---------  ---------
Income before interest expense,
  income tax, and extraordinary
  item...............................       13.2       12.2       11.4
Interest expense.....................        3.0        1.4        3.4
                                       ---------  ---------  ---------
Income before income tax and
  extraordinary item.................       10.2       10.8        8.0
Income tax expense...................        3.0        3.5        2.5
                                       ---------  ---------  ---------
Income before extraordinary item.....        7.2%       7.3%       5.5%
                                       =========  =========  =========

* Percentage based on applicable segment revenue, and not total revenue.

YEARS ENDED DECEMBER 31, 1997 AND 1996

Total revenue for 1997 was $214.9 million, an increase of 103.9% from $105.4 million in the prior year. Revenue gains of 129.6% were realized by the Company's services operations for 1997 compared to 1996. Services revenue primarily increased as a result of increased demand for reservoir description, production enhancement, and reservoir management services, and the inclusion of revenues from the Acquired Businesses.

Costs of services as a percentage of services revenue decreased compared to prior year due to improved cost savings and operating efficiencies.

Costs of sales as a percentage of sales revenue for the year ended 1997 increased compared to a year ago due to sales of lower margin products.

General and administrative expenses increased $2.4 million in 1997 to $6.0 million as a result of increased personnel cost attributable to the Company's growth. The Company's ongoing program to maintain tight controls over expenses has resulted in maintaining general and administrative expenses as a percentage of sales under 4%. As a percentage of revenue, general and administrative expenses declined to 2.8% for 1997 as compared to 3.4% for 1996.

Depreciation and amortization expense for 1997 increased to $10.8 million compared to $4.6 million in 1996 primarily due to capital expenditures for new equipment and the inclusion of depreciation and amortization from the Acquired Businesses.

Interest expense increased $5.0 million in 1997 as compared to 1996. The increase is primarily due to the additional borrowings used to finance the Scott Pickford and Saybolt acquisitions.

The Company's effective income tax rate was 30.0% and 32.6% in 1997 and 1996, respectively. The Company's tax rate is less than the statutory rate of 35.0% in The Netherlands, primarily due to lower tax rates and export sales benefits in countries where the Company operated through subsidiaries, and is partially offset by state and provincial taxes.

YEARS ENDED DECEMBER 31, 1996 AND 1995

Total revenue for 1996 was $105.4 million, an increase of 20.3% from $87.6 million in the prior year. Revenue gains of 28.9% were realized by the Company's services operations for 1996 compared to 1995. Services revenue primarily increased as a result of (i) increased demand for reservoir core and fluids analysis, (ii) increased demand for tracing and logging services and (iii) additional revenue from acquisitions.

Costs of services and sales as a percentage of services and sales revenue for 1996 improved slightly compared to a year ago due to improved cost savings and efficiencies.

General and administrative expenses increased $0.8 million in 1996 to $3.6 million. The increase was primarily attributable to costs associated with becoming a publicly traded company and increased personnel costs due to growth. The Company's ongoing program to maintain tight controls over expenses has resulted in maintaining general and administrative expenses as a percentage of sales under 4%. As a percentage of net sales, general and administrative expenses were 3.4% and 3.1% for 1996 and 1995, respectively.

Depreciation and amortization expense for 1996 increased to $4.6 million compared to $3.3 million in 1995 primarily due to capital expenditures for new equipment and the inclusion of depreciation and amortization from acquisitions.

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

Interest expense decreased 52.7% to $1.4 million in 1996 compared to $3.0 million in 1995, due to a repayment of debt from the net proceeds of the initial public offering in September 1995.

The Company's effective income tax rate was 32.6% and 31.3% in 1996 and 1995, respectively. The Company's tax rate is less than the statutory rate of 35.0% in The Netherlands, primarily due to lower tax rates and export sales benefits in countries where the Company operated through subsidiaries, and is partially offset by state and provincial taxes.

LIQUIDITY AND CAPITAL RESOURCES

On May 12, 1997, the Company entered into an Unsecured Credit Facility, which was used to finance the acquisitions of Scott Pickford and Saybolt, as well as refinance a previous credit facility. The Unsecured Credit Facility provides for
(i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a U.S. dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million and (iv) a Netherlands guilder denominated revolving debt facility with a U.S. dollar equivalency of $5 million. Loans under the Unsecured Credit Facility will generally bear interest from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal payments beginning March 31, 1999 with the final principal payment due June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Unsecured Credit Facility require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements.

As part of the purchase of Scott Pickford, the Company issued unsecured loan notes as an alternative to the cash consideration paid for the outstanding shares of Scott Pickford. The loan notes bear interest payable semi-annually, at the rate of LIBOR less 1.0% per annum. Holders of the loan notes have the right to redeem the loan notes at par on each interest payment date. Unless previously redeemed or purchased, the loan notes will be redeemed at par on June 30, 2002.

Core Laboratories has generally funded its activities from cash flow from operations, although the Company financed substantially all of the purchase price for the acquisitions of Scott Pickford and Saybolt and issued approximately 459,000 common shares to consummate the Stim-Lab merger. The Company used existing cash and borrowed approximately $107.0 million under the Unsecured Credit Facility to fund (i) $67.0 million paid in connection with Saybolt Acquisition, and (ii) to retire approximately $31.1 million of its existing indebtedness. The Company used the net proceeds of approximately $50.0 million from the public offering to repay $43.9 million in debt and the remaining $6.1 million was retained for working capital. Of the $43.9 million of debt repayment, $42.2 million was repaid in December 1997 and $1.7 million was repaid in January 1998.

At December 31, 1997, the Company had working capital of $55.6 million (of which $10.5 million was cash and short-term investments) and a current ratio of 2.3 to
1.0 compared to working capital of $25.2 million (of which $2.9 million was cash and short-term investments) and a current ratio of 2.5 to 1.0 at December 31, 1996. The Company is a holding company that conducts substantially all of its operations through subsidiaries. Consequently, the Company's cash flow is wholly dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company. All of the Company's material subsidiaries are guarantors or co-borrowers under the Unsecured Credit Facility.

The Company expects to fund any future acquisitions primarily through a combination of working capital, cash flow from operations, bank borrowings (including the Unsecured Credit Facility), and issuances of additional equity. Although the Unsecured Credit Facility imposes certain limitations on the incurrence of additional indebtedness, in general the Company will be permitted to assume, among other things, indebtedness of acquired businesses, subject to compliance with the financial covenants of the Unsecured Credit Facility.

The Company anticipates that its cash flow from operations will provide cash in excess of the Company's normal working capital needs and planned capital expenditures for property, plant and equipment. Capital expenditures for 1997 were $15.3 million and for 1996 totaled $6.3 million.

Due to the relatively low levels of inflation experienced in 1995, 1996 and 1997, inflation has not had a significant effect on the Company's results of operations in recent periods.

OTHER MATTERS

YEAR 2000 CONVERSION

Management believes conversion to a year 2000 compliant environment will not present a material consideration for the Company's current operations. The Company is currently engaged in a comprehensive project to upgrade its computer software systems to programs which are year 2000 compliant. The Company does not anticipate that total future costs associated with potential year 2000 compliance issues will have a material adverse impact on its consolidated financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see index to consolidated financial statements and schedules at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

Part III (Items 10 through 13) is omitted because the Registrant expects to file with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1997, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934. If for any reason such a statement is not filed within such a period, this Report will be appropriately amended.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)  FINANCIAL STATEMENTS

The following reports, financial statements and schedules are filed herewith on the pages indicated:

                                        PAGE
                                        ----

CORE LABORATORIES N.V. AND
  SUBSIDIARIES (THE "COMPANY"):

Reports of Independent Public
  Accountants........................

Consolidated Balance Sheets as of
  December 31, 1997 and 1996.........

Consolidated Statements of Operations
  for the Years Ended December 31,
  1997, 1996 and 1995................

Consolidated Statements of Changes in
  Shareholders' Equity for the Years
  Ended December 31, 1997, 1996 and
  1995...............................

Consolidated Statements of Cash Flows
  for the Years Ended December 31,
  1997, 1996 and 1995................

Notes to Consolidated Financial
  Statements.........................

FINANCIAL STATEMENT SCHEDULES

All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes hereto.

(B)  REPORTS ON FORM 8-K

None.

(C)  EXHIBITS

The following exhibits are incorporated by reference to the filing indicated or are filed herewith.

                                                                                                        INCORPORATED BY
                                                                                                       REFERENCE FROM THE
      EXHIBIT NO.                                    EXHIBIT TITLE                                    FOLLOWING DOCUMENTS
------------------------  -------------------------------------------------------------------   --------------------------------
           3.1        --  Articles of Association of the Company, as amended (including         Form F-1, September 20, 1995
                          English translation)
           4.1        --  Form of certificate representing Common Shares                        Form F-1, September 20, 1995
          10.1        --  Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended      Proxy Statement dated May 2,
                          and restated effective as of May 29, 1997).                           1997 for Annual Meeting of
                                                                                                Shareholders
          10.2        --  Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan    Proxy Statement dated May 2,
                          (as amended and restated effective as of May 29, 1997).               1997 for Annual Meeting of
                                                                                                Shareholders
          10.3        --  Form of Registration Rights Agreement to be entered into by the       Form 10-Q, November 10, 1995
                          Company and certain of its shareholders, dated September 15, 1995.
          10.4        --  Purchase and Sale Agreement between Core Holdings B.V. and Western    Form F-1, September 20, 1995
                          Atlas International, Inc., Western Atlas International, Nigeria
                          Ltd., Western Atlas de Venezuela, C.A., Western Atlas Canada Ltd.
                          and Core Laboratories Australia Pty. Ltd. dated as of September 30,
                          1994
          10.5        --  Non-competition Agreement between Western Atlas International, Inc.   Form F-1, September 20, 1995
                          and Core Holdings B.V. dated as of September 30, 1994
          10.6        --  Form of Indemnification Agreement to be entered into by the Company   Form F-1, September 20, 1995
                          and certain of its directors and officers
          10.7        --  Indemnification Agreements, each dated as of October 20, 1995,        Form 10-Q, November 10, 1995
                          between the Company and each of its directors and executive officers
          10.8        --  Stock Purchase Agreement among Core Laboratories N.V., Saybolt        Form 8-K, May 12, 1997
                          International B.V. and the shareholders of Saybolt International
                          B.V., dated as of April 16, 1997
          10.9        --  Amended and Restated Credit Agreement among Core Laboratories N.V.    Form S-3, November 20, 1997
                          and Core Laboratories Inc., Core Laboratories (U.K.) Limited, and
                          the bank group dated as of July 18, 1997
          10.10       --  Escrow Agreement among Core Laboratories N.V., each of the            For 8-K, May 12, 1997
                          shareholders of Saybolt International B.V. and Chase Manhattan Bank
                          dated as of May 12, 1997
          10.11       --  Core Laboratories Supplemental Executive Retirement Plan effective    Filed Herewith
                          as of January 1, 1998
          23.1        --  Consent of Arthur Andersen LLP                                        Filed Herewith
          23.2        --  Consent of Grant Thornton LLP                                         Filed Herewith
          27.0        --  Financial Data Schedule                                               Filed Herewith

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

                                                  CORE LABORATORIES N.V.
                                       BY: CORE LABORATORIES INTERNATIONAL B.V.

DATE:  MARCH 31, 1998                           BY:  /s/JACOBUS SCHOUTEN
                                                      JACOBUS SCHOUTEN
                                                   SUPERVISORY DIRECTOR

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON THE 31ST DAY OF MARCH, 1998.

                      SIGNATURE                                                       TITLE
------------------------------------------------------  ------------------------------------------------------------------
                 /s/DAVID M. DEMSHUR                       President, Chief Executive Officer and Supervisory Director
                   DAVID M. DEMSHUR                         (Principal Executive Officer and Authorized Representative
                                                                              in the United States)
                  /s/JOSEPH R. PERNA                                  Senior Vice President and Supervisory
                   JOSEPH R. PERNA                                                   Director
                /s/RICHARD L. BERGMARK                                Chief Financial Officer, Treasurer and
                 RICHARD L. BERGMARK                                     Supervisory Director (Principal
                                                                        Financial and Accounting Officer)
                /s/STEPHEN D. WEINROTH                                         Supervisory Director
                 STEPHEN D. WEINROTH
                   /s/JAMES A. READ                                            Supervisory Director
                    JAMES A. READ
                 /s/JACOBUS SCHOUTEN                                           Supervisory Director
                   JACOBUS SCHOUTEN
                /s/TIMOTHY J. PROBERT                                          Supervisory Director
                  TIMOTHY J. PROBERT
                   /s/BOB G. AGNEW                                             Supervisory Director
                     BOB G. AGNEW

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Supervisory Board of Directors and Shareholders of
Core Laboratories N.V.:

We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. (a Netherlands corporation) and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1995 consolidated financial statements of ProTechnics Company and subsidiaries, a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in
Note 3. Such statements are included in the 1995 consolidated financial statements of Core Laboratories N.V. and reflect total assets of 8 percent and total revenues of 9 percent in 1995 of the consolidated totals. The consolidated financial statements of ProTechnics Company and subsidiaries were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for ProTechnics Company and subsidiaries for 1995, is based solely upon the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Laboratories N.V. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles as applied in the United States of America.

                                        ARTHUR ANDERSEN LLP

Houston, Texas
February 25, 1998

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
ProTechnics Company and Subsidiaries

We have audited the consolidated balance sheets of ProTechnics Company (a Nevada corporation) and Subsidiaries as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years then ended (not presented separately herein). These financial statements are the responsibility of ProTechnics Company's management. Our responsibiity is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProTechnics Company and Subsidiaries as of March 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the two years then ended in conformity with generally accepted accounting principles.

GRANT THORNTON LLP

Houston, Texas
July 19, 1996

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                           1997       1996
                                       ----------  ---------
               ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........  $   10,510  $   2,935
  Accounts receivable, less allowance
    for doubtful accounts of $6,455
    and $919 in 1997 and 1996,
    respectively.....................      67,537     27,993
  Inventories........................      12,473      9,472
  Prepaid expenses and other.........       5,771      1,223
  Deferred income tax asset..........       1,380        927
                                       ----------  ---------
         Total current assets........      97,671     42,550
PROPERTY, PLANT AND EQUIPMENT:
  Land...............................       3,024      1,370
  Buildings and leasehold
  improvements.......................      22,260     11,402
  Machinery and equipment............      39,888     19,853
  Construction in process............       4,512      3,189
                                       ----------  ---------
                                           69,684     35,814
  Less -- accumulated depreciation...     (16,130)    (8,109)
                                       ----------  ---------
                                           53,554     27,705
INTANGIBLES AND GOODWILL, net of
  accumulated amortization of $2,263
  and $506 in 1997 and 1996,
  respectively.......................      82,809      8,417
LONG-TERM INVESTMENT.................       1,188        250
NON-CURRENT DEFERRED INCOME TAX
ASSET................................         594        245
OTHER LONG-TERM ASSETS...............       2,200        524
                                       ----------  ---------
         Total assets................  $  238,016  $  79,691
                                       ==========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current maturities of long-term
    debt.............................  $    3,077  $   4,430
  Short-term debt....................         427     --
  Accounts payable...................      14,152      5,909
  Accrued payroll and related
  costs..............................       8,073      3,141
  Taxes other than payroll and
  income.............................       2,178        668
  Unearned revenue...................       2,257         30
  Income taxes payable...............       3,788      1,008
  Deferred income tax liability......       1,946        604
  Other accrued expenses.............       6,200      1,555
                                       ----------  ---------
         Total current liabilities...      42,098     17,345
LONG-TERM DEBT.......................      70,621     11,594
DEFERRED COMPENSATION................       2,385        373
NON-CURRENT DEFERRED INCOME TAX
LIABILITY............................       2,570      1,970
MINORITY INTEREST....................       1,212        212
LONG-TERM LEASE OBLIGATION...........         156         --
OTHER LONG-TERM LIABILITIES..........       4,861        786
COMMITMENTS AND CONTINGENCIES (Note
10)
SHAREHOLDERS' EQUITY:
  Preference shares, NLG .03 par
    value; 3,000,000 shares
    authorized, none issued or
    outstanding......................          --         --
  Common shares, NLG .03 par value;
    30,000,000 shares authorized,
    24,703,621 and 21,185,276 issued
    and outstanding at 1997 and 1996,
    respectively.....................         426        186
  Additional paid-in capital.........      86,823     35,500
  Retained earnings..................      26,864     11,725
                                       ----------  ---------
         Total shareholders'
       equity........................     114,113     47,411
                                       ----------  ---------
             Total liabilities and
             shareholders' equity....  $  238,016  $  79,691
                                       ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                         1997       1996       1995
                                       ---------  ---------  ---------
SERVICES.............................  $ 184,839  $  80,503  $  62,478
SALES................................     30,012     24,865     25,115
                                       ---------  ---------  ---------
                                         214,851    105,368     87,593
OPERATING EXPENSES:
     Costs of services...............    143,364     64,853     51,018
     Costs of sales..................     27,307     19,790     20,768
     General and administrative
      expenses.......................      5,974      3,559      2,719
     Depreciation and amortization...     10,822      4,600      3,262
     Transaction costs associated
      with merger....................         --        355         --
     Other income, net...............     (1,056)      (603)      (130)
                                       ---------  ---------  ---------
INCOME BEFORE INTEREST EXPENSE,
  INCOME TAX, AND EXTRAORDINARY
  ITEM...............................     28,440     12,814      9,956
INTEREST EXPENSE.....................      6,384      1,418      3,000
                                       ---------  ---------  ---------
INCOME BEFORE INCOME TAX AND
  EXTRAORDINARY ITEM.................     22,056     11,396      6,956
INCOME TAX EXPENSE...................      6,617      3,719      2,174
                                       ---------  ---------  ---------
INCOME BEFORE EXTRAORDINARY ITEM.....     15,439      7,677      4,782
EXTRAORDINARY ITEM, net of tax
  benefit of $400....................         --         --       (911)
                                       ---------  ---------  ---------
NET INCOME...........................     15,439      7,677      3,871
LESS -- Net income applicable to
  preferred loan stock...............         --         --       (334)
                                       ---------  ---------  ---------
NET INCOME APPLICABLE TO COMMON
  SHARES.............................  $  15,439  $   7,677  $   3,537
                                       =========  =========  =========
BASIC PER SHARE DATA:
     Basic income before
      extraordinary item.............  $     .66  $     .36  $     .26
     Extraordinary item..............         --         --       (.05)
                                       ---------  ---------  ---------
     Basic net income................  $     .66  $     .36  $     .21
                                       =========  =========  =========
     Weighted average basic common
      shares outstanding.............  23,255,641 21,184,500 17,164,550
                                       =========  =========  =========
DILUTED PER SHARE DATA:
     Diluted income before
      extraordinary item.............  $     .65  $     .36  $     .26
     Extraordinary item..............         --         --       (.05)
                                       ---------  ---------  ---------
     Diluted net income..............  $     .65  $     .36  $     .21
                                       =========  =========  =========
     Weighted average diluted common
      shares outstanding.............  23,936,325 21,381,804 17,270,578
                                       =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
(THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                        COMMON SHARES
                                          PREFERRED   ------------------   ADDITIONAL
                                            LOAN      NUMBER OF             PAID-IN     RETAINED
                                            STOCK      SHARES     AMOUNT    CAPITAL     EARNINGS     TOTAL
                                          ---------   ---------   ------   ----------   --------   ---------
BALANCE, December 31, 1994..............     7,500    15,444,176    268       5,078         806       13,652
                                          ---------   ---------   ------   ----------   --------   ---------
INITIAL PUBLIC OFFERING.................        --    5,600,000     102      29,924          --       30,026
PREFERRED LOAN STOCK DIVIDEND...........        --          --       --          --        (447)        (447)
REDEMPTION OF PREFERRED LOAN STOCK......    (7,500)         --       --          --          --       (7,500)
EQUITY TRANSACTIONS OF POOLED COMPANY...        --     113,288        2          61          --           63
NET INCOME..............................        --          --       --          --       3,871        3,871
                                          ---------   ---------   ------   ----------   --------   ---------
BALANCE, December 31, 1995..............        --    21,157,464    372      35,063       4,230       39,665
                                          ---------   ---------   ------   ----------   --------   ---------
STOCK OPTIONS EXERCISED.................        --       1,000       --           6          --            6
EQUITY TRANSACTIONS OF POOLED COMPANY...        --      26,812       --         245        (259)         (14)
ADJUSTMENT FOR CHANGE IN FISCAL YEAR OF
  POOLED COMPANY........................        --          --       --          --          77           77
NET INCOME..............................        --          --       --          --       7,677        7,677
                                          ---------   ---------   ------   ----------   --------   ---------
BALANCE, December 31, 1996..............        --    21,185,276    372      35,314      11,725       47,411
                                          ---------   ---------   ------   ----------   --------   ---------
ADJUSTMENT FOR POOLING OF INTEREST......        --     482,541        8       1,311        (300)       1,019
PUBLIC OFFERING.........................        --    2,964,862      45      49,960          --       50,005
STOCK OPTIONS EXERCISED.................        --      70,942        1         238          --          239
NET INCOME..............................        --          --       --          --      15,439       15,439
                                          ---------   ---------   ------   ----------   --------   ---------
BALANCE, December 31, 1997..............   $    --    24,703,621   $426      $86,823     $26,864   $ 114,113
                                          =========   =========   ======   ==========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(THOUSANDS OF DOLLARS)

                                          1997       1996       1995
                                       ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income.......................  $   15,439  $   7,677  $   3,871
  Adjustments to reconcile net income
    to net cash provided by operating
    activities --
    Depreciation and amortization....      11,037      4,600      3,479
    Adjustment for change in fiscal
     year of pooled company..........          --         77         --
    Extraordinary item, net of tax
     benefit of $400.................          --         --        911
    (Gain) loss on sale of fixed
    assets...........................        (149)        (9)        12
    Changes in assets and
    liabilities --
      Increase in accounts
     receivable......................     (14,443)    (2,107)    (1,791)
      (Increase) decrease in
     inventories.....................      (1,348)      (913)       943
      (Increase) decrease in prepaid
       expenses and other............        (102)       242       (283)
      Increase (decrease) in accounts
     payable.........................      (8,741)      (854)     2,391
      Increase in accrued payroll....       3,889         42        504
      Increase in accrued income
     taxes payable...................       2,780        296        560
      Increase (decrease) in other
     accrued expenses................     (12,095)      (700)    (3,431)
      Other..........................       1,790        482       (119)
                                       ----------  ---------  ---------
         Net cash provided by
       operating activities..........      (1,943)     8,833      7,047
                                       ----------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............     (15,303)    (6,283)    (3,183)
  Proceeds from sale of fixed
  assets.............................         550         28      1,597
  Acquisition of Saybolt, net........     (63,364)        --         --
  Acquisition of Scott Pickford,
  net................................     (13,975)        --         --
  Acquisition of Gulf States
  Analytical, Inc....................          --     (4,310)        --
  Return on investment in China
  Corelab Ltd. ......................          --        150         --
  Acquisition of Pastech Inc., net...          --         --     (5,017)
  Acquisition of PACE Incorporated...          --         --     (2,830)
  Acquisition of Core Laboratories
  division, net......................          --         --     (1,778)
  Proceeds from maturities of
  investment securities..............          --         --        499
  Other..............................          --         --         12
                                       ----------  ---------  ---------
    Net cash used in investing
    activities.......................     (92,092)   (10,415)   (10,700)
                                       ----------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from public
  offerings..........................      50,005         --     30,026
  Proceeds from common shares and
    preferred loan stock issuances...          --         --         63
  Payments on long-term debt.........     (93,732)   (10,145)   (31,789)
  Borrowings under long-term debt....     146,891      9,900     15,740
  Retirement of preferred loan
  stock..............................          --         --     (7,500)
  Prepayment penalty on long-term
  debt...............................          --         --       (140)
  Decrease in short-term debt........        (181)      (190)      (599)
  Dividends on preferred loan
  stock..............................          --         --       (447)
  Other..............................      (1,373)        12        (21)
                                       ----------  ---------  ---------
Net cash provided by (used in)
  financing activities...............     101,610       (423)     5,333
                                       ----------  ---------  ---------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS........................       7,575     (2,005)     1,680
CASH AND CASH EQUIVALENTS, beginning
  of period..........................       2,935      4,940      3,260
                                       ----------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of
  period.............................  $   10,510  $   2,935  $   4,940
                                       ==========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1997

1.  DESCRIPTION OF BUSINESS

Core Laboratories N.V., and its wholly owned subsidiaries (the "Company") derives its revenues from customers primarily from one industry segment, the oil and gas industry, and conducts its worldwide business through two closely related operations: Services and Sales.

SERVICES

The Company provides three related services for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields.

  o RESERVOIR DESCRIPTION SERVICES: Encompasses the petrophysical characterizations of petroleum reservoir rock and the phase behavior relationships of reservoir fluids and gases.

  o PRODUCTION ENHANCEMENT SERVICES: Includes field applications of proprietary technologies to maximize the efficiency and effectiveness of well completions and stimulations.

  o RESERVOIR MANAGEMENT SERVICES: Combines and integrates data sets from reservoir description and production enhancement services to maximize daily hydrocarbon production and recovery from a well or field.

SALES

The Company's sales operation manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems which complement its services operation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with United States generally accepted accounting principles. All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for all investments in which the Company has less than a majority interest except for one joint venture interest where the cost method of accounting is applied as the Company does not exercise significant influence or control. In addition, a minority interest liability has been recorded in the accompanying consolidated financial statements for those subsidiaries in which the Company has minority investments. Certain 1996 items have been reclassified to conform with the 1997 presentation.

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

Cash includes all highly liquid debt instruments with an original maturity of three months or less when purchased.

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

Buildings...............................      10-40 years
Machinery and equipment.................       3-10 years

Accelerated depreciation methods are used for tax purposes. Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and betterments are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in the statement of operations. The Company incurred $2,383,000, $1,385,000 and $1,596,000 of repair and maintenance expense for the years ended December 31, 1997, 1996 and 1995, respectively.

INTANGIBLES AND GOODWILL

Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives, which range from 5 to 40 years. Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess purchase price over the fair value of net assets acquired for acquisitions accounted for as purchases. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of intangibles and goodwill may warrant revision or that the remaining balance of intangibles and goodwill may not be recoverable by determining whether the carrying amount of the intangible assets can be recovered through projected undiscounted future cash flows over the remaining amortization period. Management believes that there have been no events or circumstances that warrant revision to the remaining useful life or which affect the recoverability of intangibles and goodwill.

LONG-TERM INVESTMENT

A long-term investment of $1,188,000 at December 31, 1997 represents the Company's investment in affiliated companies in which they hold less than a majority interest. These investments are accounted for using the equity method of accounting.

INCOME TAXES

Income tax expense includes The Netherlands, United States ("U.S."), other foreign countries and local state and provincial income taxes. The Company accounts for income taxes in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." This accounting standard requires companies to recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax bases of existing assets and liabilities using presently enacted tax rates.

REVENUE RECOGNITION

Revenues are primarily recognized as services are completed and provided or as products are shipped.

FOREIGN CURRENCIES

The Company's functional currency is the U.S. dollar. Accordingly, foreign entities translate monetary assets and liabilities at year-end exchange rates, while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. Due to immateriality, gains and losses resulting from the translation of foreign financial statements and from foreign currency transactions are included in other income and expense in the Consolidated Statements of Operations.

RESEARCH AND DEVELOPMENT

Research and development expenditures are charged to expense as incurred.

CONCENTRATION OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily trade accounts receivable. The Company derives its worldwide revenues from services and sales to customers primarily in the oil and gas industry. The Company maintains an allowance for losses based upon the expected collectibility of all trade accounts receivable. The carrying values of cash, trade accounts receivable and accounts payable approximate their fair market values due to the short-term maturities of these instruments. Management believes that the carrying amount of long-term debt approximates fair value as the majority of the borrowings bear interest at floating market interest rates.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued
SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This standard, effective for fiscal year 1997, replaces the presentation and calculation of primary earnings per share, as prescribed by Accounting Principles Board ("APB") No. 15, with a presentation and calculation of basic earnings per share. In addition, this standard requires dual presentation of basic and diluted earnings per share on the Consolidated Statement of Operations. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by assuming that all stock options outstanding have been converted using the average price for the period. Prior period amounts have been restated in accordance with the requirements of the pronouncement.

3.  ACQUISITIONS

1997 ACQUISITIONS

On December 29, 1997, the Company completed the acquisition of all of the outstanding shares of Stim-Lab, Inc. ("Stim-Lab"), a privately held Company based in Duncan, Oklahoma. Stim-Lab is a world leader in hydraulic fracturing and well stimulation technologies. The merger was accounted for as a pooling of interests and the Company issued approximately 459,000 common shares in exchange for all of the outstanding shares of Stim-Lab. Stim-Lab's results of operations for the year ended December 31, 1997 have been combined with that of the Company's. Consolidated financial statements for prior years were not restated due to immateriality.

On May 12, 1997, the Company consummated the acquisition of all the outstanding shares of Saybolt International B.V. and its subsidiaries ("Saybolt"), a privately held Netherlands company, for $67 million in cash and the assumption of $5 million of net debt. Saybolt operates in over 50 countries and is an international leader in providing analytical and field services to characterize properties of crude oil and petroleum products for the oil industry. The transaction was accounted for under the purchase method, which resulted in the recording of approximately $64.0 million of goodwill which is being amortized over a 40-year period. Financing for the transaction was provided through the Unsecured Credit Facility (see Note 5). Saybolt's results of operations are included with those of the Company beginning on May 1, 1997. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.

On March 1, 1997, the Company acquired the outstanding shares of Scott Pickford plc and its subsidiaries ("Scott Pickford") for approximately $14.9 million. Scott Pickford, a London-based company, provides petroleum reservoir management, geoscience, geophysical and engineering services to its customers by utilizing petrophysical and phase behavior data sets measured by Core Laboratories. Scott Pickford specializes in large field studies and equity determinations primarily in the North Sea. The acquisition was financed through borrowings, accounted for using the purchase method of accounting and resulted in the recording of approximately $12.2 million of goodwill which is being amortized over a 40-year period. Scott Pickford's results of operations are included with those of the Company beginning March 1, 1997.

1996 ACQUISITIONS

On December 31, 1996, the Company issued approximately 2.2 million common shares in exchange for the outstanding stock of ProTechnics and subsidiaries ("Protechnics"). In addition, outstanding employee stock options to purchase ProTechnics common shares were converted into options to purchase approximately 174,000 shares of the Company's common shares. The acquisition has been accounted for as a pooling of interests and, accordingly, the Company's consolidated financial statements have been restated to include the consolidated financial statements of ProTechnics (which were adjusted to conform to the Company's accounting policies) for all periods prior to the acquisition.

ProTechnics had a March 31 fiscal year end and, accordingly, the ProTechnics statements of operations for the year ended March 31, 1996 has been combined with the Company's statements of operations for the calendar year ended December 31, 1995. In order to conform ProTechnics year end to the Company's calendar year end, the consolidated statement of operations for fiscal 1996 includes three months for ProTechnics which are also included in the consolidated statement of operations for the fiscal year ended December 31, 1995. Accordingly, an adjustment has been made in fiscal 1996 to retained earnings for the duplication of net loss of $77,000 for such three month period.

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

In connection with the acquisition, $0.4 million of transaction costs ($0.2 million after tax, or $0.02 per share) were incurred and have been charged to expense in 1996. The cost and expenses consisted primarily of legal, accounting and investment banking fees.

On January 5, 1996, the Company acquired substantially all of the assets of Gulf States Analytical, Inc. for approximately $4.3 million in cash. The transaction was recorded using the purchase method of accounting. Financing for the transaction was provided through the Company's credit agreement.

1995 ACQUISITIONS

On December 22, 1995, the Company acquired substantially all the assets of four analytical testing laboratories from PACE Incorporated for approximately $2.8 million in cash. The transaction was recorded using the purchase method of accounting. The Company borrowed $2.5 million under its credit agreement to complete the acquisition.

On July 19, 1995, the Company acquired all of the outstanding common shares of Pastech, Inc. for approximately $5.3 million in cash. The Company borrowed $5.0 million under its revolving credit facility to complete this acquisition. Subsequently, the Company used a portion of the proceeds from its initial public offering to repay the debt. The transaction was recorded using the purchase method of accounting, which resulted in the recording of approximately $2.9 million of goodwill which is being amortized over a 20-year period.

The following information presents the results of operations on a pro forma basis as though the public offering, acquisitions of Scott Pickford and Saybolt, and the merger of Stim-Lab all occurred on January 1, 1996. Information is presented for informational purposes only, and may not be indicative of actual operating results that would have been achieved. All amounts are in thousands, except per share data.

                                           YEAR ENDED DECEMBER
                                                   31,
                                          ---------------------
                                             1997       1996
                                          ----------  ---------
                                               (UNAUDITED)
Revenues................................  $  230,128  $ 199,402
Income before extraordinary item........  $   16,849  $   9,234
Basic income per share before
  extraordinary item....................  $      .72  $     .38
Diluted income per share before
  extraordinary item....................  $      .70  $     .38

4.  INVENTORIES

Inventories consisted of the following at December 31, 1997 and 1996 (in thousands):

                                             1997       1996
                                          ----------  ---------
Parts and materials.....................  $    4,558  $   4,011
Work in process.........................       7,915      5,461
                                          ----------  ---------
     Total..............................  $   12,473  $   9,472
                                          ==========  =========

5.  LONG-TERM DEBT

Long-term debt at December 31, 1997 and 1996 is summarized in the following table (in thousands):

                                            1997       1996
                                          ---------  ---------
Unsecured Credit Facility with a bank
group:
     $70,000 term loan facility.........  $  70,000  $      --
     $55,000 revolving debt facility....         --         --
Loan notes..............................      1,165         --
Unsecured credit facility with a bank
  group:
     $14,000 term loan facility.........         --      9,375
     $15,000 guidance facility..........         --      5,440
Other indebtedness......................      2,533      1,209
                                          ---------  ---------
          Total debt....................     73,698     16,024
Less -- current maturities..............      3,077      4,430
                                          ---------  ---------
          Total long-term debt..........  $  70,621  $  11,594
                                          =========  =========

On May 12, 1997, the Company entered into an Unsecured Credit Facility which was used to finance the acquisition of Scott Pickford and Saybolt, as well as refinance a previous credit facility. The Unsecured Credit Facility provides for
(i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a U.S. dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At December 31, 1997, approximately $55.0 million was available for borrowing under the revolving credit facility. Loans under the Unsecured Credit Facility will generally bear interest from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal payments beginning March 31, 1999 with the final principal payment due June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Unsecured Credit Facility will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements.

As part of the purchase of Scott Pickford, the Company issued unsecured loan notes as an alternative to the cash consideration paid for the outstanding shares of Scott Pickford. The loan notes bear interest payable semi-annually, at the rate of LIBOR less 1.0% per annum. Holders of the loan notes have the right to redeem the loan notes at par on each interest payment date. Unless previously redeemed or purchased, the loan notes will be redeemed at par on June 30, 2002.

Scheduled maturities of long-term debt over the next five years are: $3,077,000 in 1998, $14,100,000 in 1999, $21,109,000 in 2000, $21,119,000 in 2001,
$14,129,000 in 2002 and $164,000 thereafter. Total cash payments for interest was $5,273,000, $1,343,400, and $3,067,500 for 1997, 1996, and 1995,
respectively.

On November 20, 1997, the Company successfully completed a public offering in which it sold 2,800,000 of its common shares and received net proceeds of $47.2 million. In addition, the underwriter's overallotment was exercised for 164,862 common shares in December 1997 and resulted in additional net proceeds of $2.8 million. The total net proceeds of $50.0 million were used to repay $43.9 million in debt and the remainder was retained for working capital.

6.  INCOME TAXES

The components of income before income tax and extraordinary item for 1997, 1996, and 1995 are as follows (in thousands):

                                            1997       1996       1995
                                          ---------  ---------  ---------
United States...........................  $   7,248  $   4,589  $   3,246
Other countries.........................     14,808      6,807      3,710
                                          ---------  ---------  ---------
     Income before income tax and
      extraordinary item................  $  22,056  $  11,396  $   6,956
                                          =========  =========  =========

The components of income tax expense (benefit) for 1997, 1996, and 1995, are as follows (in thousands):

                                            1997       1996       1995
                                          ---------  ---------  ---------
Current --
  United States federal.................  $   2,279  $   1,135  $   1,155
  Other countries.......................      2,660      1,245        596
  State and provincial..................        619        125        244
                                          ---------  ---------  ---------
          Total Current.................  $   5,558  $   2,505  $   1,995
                                          ---------  ---------  ---------
Deferred --
  United States federal.................  $     (99) $      88  $     (58)
  Other countries.......................      1,158      1,126        237
                                          ---------  ---------  ---------
          Total deferred................      1,059      1,214        179
                                          ---------  ---------  ---------
          Income tax expense............  $   6,617  $   3,719  $   2,174
                                          =========  =========  =========

The difference between The Netherlands statutory income tax rate and the Company's estimated tax rate as reported in the accompanying consolidated statements of operations for 1997, 1996, and 1995 are as follows:

                                            1997       1996       1995
                                          ---------  ---------  ---------
The Netherlands income tax rate.........         35%        35%        35%
Subsidiary rates lower than The
Netherlands.............................         (9)        (4)        (4)
Foreign sales corporation benefits......         (1)        (2)        (1)
Research and development credits........     --         --             (1)
Change in valuation allowance...........          2          3          1
State and provincial income taxes.......          3          1          3
Other...................................         --     --             (2)
                                          ---------  ---------  ---------
Effective tax rate......................         30%        33%        31%
                                          =========  =========  =========

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and tax basis of existing assets and liabilities. Deferred tax assets and liabilities as of December 31, 1997 and 1996, respectively, are summarized as follows (in thousands):

                                         1997       1996
                                       ---------  ---------
Deferred tax assets --
  Reserves and other liabilities.....  $     916  $     610
  Carryforwards......................      1,561        906
  Allowance for receivables..........        285        146
  Inventories........................         78         58
     Other...........................        101        147
                                       ---------  ---------
                                           2,941      1,867
                                       ---------  ---------
Deferred tax liabilities --
Intangibles..........................     (1,085)      (742)
Property, plant and equipment........     (1,291)    (1,118)
Receivables..........................     (1,735)      (638)
Other................................       (405)      (197)
                                       ---------  ---------
                                          (4,516)    (2,695)
Valuation allowance..................       (967)      (574)
                                       ---------  ---------
  Net deferred tax liability.........  $  (2,542) $  (1,402)
                                       =========  =========

The valuation allowance increased due to the uncertainty of realization of net operating loss carryforwards in certain foreign tax jurisdictions. The Company's net deferred tax liability is set forth in the consolidated balance sheet as of December 31, 1997 and 1996, respectively, and is calculated as follows (in thousands):

                                         1997       1996
                                       ---------  ---------
Current deferred tax asset...........  $   1,380  $     927
Non-current deferred tax asset.......        594        245
Current deferred tax liability.......     (1,946)      (604)
Non-current deferred tax liability...     (2,570)    (1,970)
                                       ---------  ---------
       Net deferred tax liability....  $  (2,542) $  (1,402)
                                       =========  =========

Cash payments for income tax, net of refunds, were $2,150,000, $2,169,000 and $1,462,000 in 1997, 1996 and 1995 respectively.

7.  CAPITAL STOCK

PREFERRED LOAN STOCK

In September 1995, the Company redeemed in full its six percent nonvoting, nonconvertible $7,500,000 preferred loan stock. The redemption was funded using a portion of the proceeds from the initial public offering.

REDEEMABLE CUMULATIVE PREFERENCE SHARES

In September 1995, the Company retired the authorized but unissued redeemable cumulative preference shares with a par value of NLG .02 ($0.01) per share.

PREFERENCE SHARES

In August 1995, the Company authorized 3,000,000 preference shares with a par value of NLG .03 ($0.02) no per share preference shares have been issued by the Company.

COMMON SHARES

In August 1995, the Company increased its authorized common shares to 30,000,000, effected a 200-for-three stock split, and reduced the par value of its common stock from NLG 2 ($1.15) per share to NLG .03 ($0.02) per share. Accordingly, the accompanying consolidated financial statements have been restated to reflect this stock split for all periods presented.

In September 1995, the Company completed its initial public offering of 5,600,000 common shares and received proceeds of approximately $30.0 million, net of expenses. The Company used such proceeds to redeem in full its $7.5 million preferred loan stock outstanding and to repay outstanding indebtedness. In connection with this repayment of indebtedness, the Company incurred an extraordinary loss of $1.3 million ($.9 million net of taxes) during the quarter ended September 30, 1995, for the write-off of deferred debt costs and a repayment penalty incurred on the debt retired.

In December 1996, the Company issued approximately 2,200,000 common shares in exchange for the outstanding shares of ProTechnics.

On October 22, 1997, the Company declared a two-for-one split of its common shares payable on December 19, 1997, to shareholders of record as of the close of business on December 1, 1997. All agreements concerning stock options and other commitments payable in the Company's common shares provide for the issuance of additional shares in the event of a declaration of a stock split. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to the common share account. All references to number of shares, except shares authorized, and to per share information have been restated to reflect the stock split.

In November 1997, the Company successfully completed a public offering in which it sold 2,964,862 of its common shares (including the exercise of the underwriter's overallotment of 164,862 common shares) and received net proceeds of $50.0 million. The Company used the net proceeds to paydown $43.9 million in existing debt and retained $6.1 million for working capital.

In December 1997, the Company issued approximately 459,000 common shares in exchange for the outstanding shares of Stim-Lab.

The following table summarizes the calculation of weighted average common shares outstanding for purposes of the computation of earnings per share:

                                               YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                              1997        1996       1995
                                          ------------  ---------  ---------
Weighted average basic common shares
  outstanding...........................    23,255,641  21,184,500 17,164,550
Dilutive Stock Options..................       680,684    197,304    106,028
                                          ------------  ---------  ---------
Weighted average diluted common shares
  outstanding...........................    23,936,325  21,381,804 17,270,578
                                          ============  =========  =========

8.  STOCK OPTIONS

EMPLOYEE STOCK PLANS

The 1995 Long-Term Incentive Plan (the "Plan") was amended and restated effective as of May 29, 1997, to authorize an additional 1,600,000 common shares resulting in a maximum aggregate of 2,900,000 common shares for grant to eligible employees. Options granted pursuant to the Plan are exercisable for a period of 10 years and will vest in equal installments over four years, so long as the option holder remains an employee of the Company as of the date of exercise. The exercise price of options granted under the Plan equals the market price of the common shares on the date of grant.

1995 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

The 1995 Nonemployee Director Stock Option Plan (the "Nonemployee Director Plan"), was amended and restated May 29, 1997 to authorize an additional
100,000 common shares for a maximum aggregate of 200,000 common shares for grant to eligible Directors of the Company. Pursuant to the Nonemployee Director Plan, beginning in 1996, 10,000 options were granted to each eligible Director and 20,000 were granted to the Chairman on the day after the annual shareholders' meeting. The options are exercisable for a period of 10 years and will vest on the day before the next annual meeting following the date of grant. The exercise price of options granted under the Plan equals the market price of the common shares on the date of grant.

PROTECHNICS STOCK OPTION PLAN

In connection with the merger of ProTechnics, certain outstanding employee stock options to purchase ProTechnics common shares were converted into options to purchase 173,760 shares of the Company's common shares. Pursuant to the ProTechnics stock option plans, such options remain exercisable for a period of 5 years from the original grant date. Future grants to ProTechnics' employees will be made under the Plan.

Information regarding the Company's stock option plans are summarized below:

                                                                                              WEIGHTED
                                                    NONEMPLOYEE    PROTECHNICS                AVERAGE
                                                     DIRECTOR      STOCK OPTION               EXERCISE
              OPTIONS:                  THE PLAN       PLAN            PLAN         TOTAL      PRICE
-------------------------------------   --------    -----------    ------------    -------    --------
Outstanding at December 31, 1995.....   555,000         8,000        173,760       736,760       5.09
                                        ========    ===========    ============    =======    ========
Granted at $6.25 per share...........        --         8,000             --         8,000       6.25
Granted at $6.00 per share...........     8,000            --             --         8,000       6.00
Granted at $7.88 per share...........     8,000            --             --         8,000       7.88
Less --
     Exercised at $6.00 per share....     1,000            --             --         1,000       6.00
     Canceled........................    50,000            --             --        50,000       6.00
                                        --------    -----------    ------------    -------    --------
Outstanding at December 31, 1996.....   520,000        16,000        173,760       709,760     $ 5.08
                                        ========    ===========    ============    =======    ========
Granted at $8.38 per share...........   779,000            --             --       779,000       8.38
Granted at $11.25 per share..........    30,000            --             --        30,000      11.25
Granted at $17.88 per share..........     4,000            --             --         4,000      17.88
Granted at $17.50 per share..........     2,000            --             --         2,000      17.50
Less --
     Exercised at $6.00 per share....    27,000            --             --        27,000       6.00
     Exercised at $1.28 per share....        --            --         33,954        33,954       1.28
     Exercised at $2.75 per share....        --            --          7,988         7,988       2.75
     Canceled........................    37,000            --             --        37,000       8.38
                                        --------    -----------    ------------    -------    --------
Outstanding at December 31, 1997.....   1,271,000      16,000        131,818       1,418,818     6.09
                                        ========    ===========    ============    =======    ========
Exercisable at December 31, 1997.....   228,500        16,000        131,818       376,318
                                        ========    ===========    ============    =======
Available for grant at December 31,
  1997...............................   1,601,000     184,000           none       1,785,000
                                        ========    ===========    ============    =======

The exercise prices of options outstanding at December 31, 1997 and 1996, ranged from $1.28 to $17.88 per share and from $1.28 to $7.88 per share, respectively. The weighted average contractual life remaining on outstanding share options was
8.3 years at December 31, 1997.

The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                         1997       1996
                                       ---------  ---------
Net income:
     As reported.....................  $  15,439  $   7,677
     Proforma........................  $  14,571  $   7,268
Basic net income per share:
     As reported.....................  $     .66  $     .36
     Proforma........................  $     .63  $     .34
Diluted net income per share:
     As reported.....................  $     .65  $     .36
     Proforma........................  $     .61  $     .34

The fair value of options granted in 1997 and 1996 of $7.08 and $4.00, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 5.6% in 1997 and 6.7% in 1996, no dividends in 1997 and 1996; expected volatility of 39 percent in 1997 and 35 percent in 1996; and expected option lives of 10 years for the options granted in 1997 and 1996. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

9.  RETIREMENT AND OTHER BENEFIT PLANS

The Company has eight defined contribution plans (the "Plans") for the benefit of all qualified employees in the United States, Canada and the United Kingdom. In accordance with the specific plan, the Company matches the required portion of employee contributions up to specified limits, and under certain plans the Company may contribute a portion of the net profits of the Company annually in accordance with the Plans. For the years ended 1997, 1996 and 1995 the Company expensed $2,251,000, $1,430,000, and $1,190,000 respectively, for its matching and profit-sharing contributions to the Plans.

The Company provides a retirement benefit to substantially all of its Dutch employees equal to 1.75% of each employee's final pay for each year of service, subject to a maximum of 70%. Funding for this benefit is in the form of premiums paid to an insurance company based upon each employee's age and current salary. Salary increases require higher premiums which are paid over future years and are reflected, at their net present value, as a provision for pension backservice liabilities. Employees are 100% vested at all times. In the event an employee leaves the company, the Company is required to immediately pay the backservice pension liability to the insurance company. The insurance company has assumed substantially all risk associated with the plan.

The Company also operates a defined benefit plan for a portion of its U.S. employees; such plan was suspended on December 31, 1997. The benefits paid are based on years of service and the employee's final average earnings. Pension costs in 1997 were $217,763. The Company recognized a curtailment gain of approximately $1.4 million related to the plan's suspension.

The components of net pension costs (income) in 1997 are as follows:

Service cost-benefits earned during
the period...........................  $  450,120
Interest cost on projected
obligation...........................     571,456
Actual return on assets..............  (1,118,868)
Net amortization and accrual.........     315,055
                                       ----------
Net pension costs (income)...........  $  217,763
                                       ==========

Actuarial assumptions used for this calculation are as follows:

Discount rate........................        7.5%
Rate of return.......................        8.0%
Rate of compensation increase........        5.0%

In July 1997, the Company established deferred compensation contracts for certain officers. The plan's benefits are fully vested and benefits are paid when the participants attain their 65th year of age. The charge to expense for officer deferred compensation in 1997 was approximately $238,000. Life insurance policies with cash surrender value were purchased for the purpose of funding the officer deferred compensation contracts.

The Company also maintains deferred compensation contracts with certain key employees. Vesting is based upon age and years of service. Life insurance contracts with cash surrender value have been purchased which fund these agreements. The charge to expense for the key employee deferred compensation contracts in 1997 was approximately $83,000.

10.  COMMITMENTS AND CONTINGENCIES

In the latter part of 1996, prior to its acquisition by the Company, Saybolt, Inc., an indirect subsidiary of the parent, Saybolt International B.V., was informed that the Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") had commenced a criminal investigation into certain practices at three of Saybolt's U.S. laboratories. The investigation has focused on instances in which Saybolt employees in New Jersey, Massachusetts and Connecticut may have failed to report accurate RFG results to customers and the EPA. The Company is cooperating with this investigation and, in addition, has begun its own internal review of the matter. If the EPA and/or the DOJ conclude that Saybolt was in noncompliance with any of the applicable rules and regulations, the Company may be subjected to fines, civil or criminal proceedings, sanctions and/or the revocation of its licenses and/or authorization to perform certain services governed by the EPA, customers or other agencies, or to continue to conduct business in certain areas.

The U.S. Attorney's Offices for Massachusetts and New Jersey and the DOJ are conducting a criminal investigation as to whether Saybolt committed violations of U.S. laws regulating international business actions of U.S. persons. On January 29, 1998 the U.S. Attorney's Office for the District of Massachusetts announced that the former president of Saybolt, Inc. had been arrested and charged with violating the Foreign Corrupt Practices Act and the Travel Act. The criminal complaint alleged that such person participated in arranging the payment of $50,000 to Panamanian officials in 1995 in an effort to obtain a lease and certain tax benefits from the Panamanian government for Saybolt de Panama S.A. The alleged violation occurred more than a year before the Company's acquisition of Saybolt in May 1997 and was discovered during the EPA investigation of Saybolt.

Representatives of the Company and their attorneys in the two above described matters have held discussion with officials at the U.S. Attorney's Offices for Massachusetts, Connecticut and New Jersey and the DOJ in an attempt to resolve all disputes concerning Saybolt. As a result of these discussions, The Company believes that the amount required to resolve these issues will not exceed $5.0 million. The Company believes that it has indemnity rights against the former shareholders of Saybolt to cover contingencies and breaches of provisions of the agreement entered into at the same time of the acquisition of Saybolt. While no assuarance can be made as to the ultimate outcomeof these matters, the Company does not believe that such matters will have a material adverse effect on the financial condition of the Company.

The Company may from time to time be subject to legal proceedings and claims which arise in the ordinary course of its business. Management believes that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or future results or operations of the Company.

As security for bids and performance on certain contracts, the Company was contingently liable at December 31, 1997, the amount of approximately $1.3 million under standby letters of credit and bank guarantees.

Minimum rental commitments under non-cancelable operating leases as of December 31, 1997, consist of the following (in thousands):

Year ended December 31 --
     1998............................  $   5,729
     1999............................      3,184
     2000............................      1,796
     2001............................        788
     2002............................        583
     Thereafter......................        655
                                       ---------
                                       $  12,735
                                       =========

Operating lease commitments relate principally to equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $5,749,000, $3,721,000 and $2,835,000 for 1997, 1996 and 1995, respectively.

The Company has entered into various capital leases which provide for future minimum lease payments over the next five years as follows: $427,000 in 1998, $118,000 in 1999, $25,000 in 2000, and $13,000 in 2001.

11.  INDUSTRY SEGMENTS AND INTERNATIONAL OPERATIONS

The Company derives its revenues from services and sales to customers primarily in one industry segment, the oil and gas industry. The following is a summary of the Company's United States and other foreign operations for 1997, 1996, and 1995, (in thousands):

                                                     YEAR ENDED
                                          --------------------------------
                                             1997       1996       1995
                                          ----------  ---------  ---------
Revenues --
     United States......................  $   92,697  $  67,644  $  52,521
     Other countries....................     122,154     37,724     35,072
                                          ----------  ---------  ---------
                                          $  214,851  $ 105,368  $  87,593
                                          ==========  =========  =========
Operating income --
     United States......................  $    9,522  $   5,024  $   6,382
     Other countries....................      17,862      7,187      3,444
                                          ----------  ---------  ---------
                                          $   27,384  $  12,211  $   9,826
                                          ==========  =========  =========
Identifiable assets --
     United States......................  $   60,511  $  46,140  $  43,174
     Other countries....................     177,505     33,551     28,205
                                          ----------  ---------  ---------
                                          $  238,016  $  79,691  $  71,379
                                          ==========  =========  =========

Operating income includes sales and services, costs of sales and services, general and administrative expenses, depreciation and amortization. United States revenues include $11.4 million, $11.9 million and $13.3 million in 1997, 1996 and 1995 respectively, exported to various international markets.

No single customer accounts for 10 percent or more of consolidated revenues for any of the periods presented.

12.  UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized quarterly financial data for the four quarters ended December 31, 1997 and 1996 is as follows (in thousands, except share and per share data).

                                                                QUARTER ENDED
                                          ----------------------------------------------------------
                                            12/31/97        9/30/97        6/30/97        3/31/97
                                          -------------  -------------  -------------  -------------
Service and sales revenue...............  $      68,451  $      63,457  $      54,911  $      28,032
Operating expenses......................         58,048         54,779         48,705         24,879
Interest expense........................          2,226          2,403          1,459            296
                                          -------------  -------------  -------------  -------------
Income before income tax and
  extraordinary item....................  $       8,177  $       6,275  $       4,747  $       2,857
                                          =============  =============  =============  =============
Net income applicable to common
  shares................................  $       5,614  $       4,421  $       3,354  $       2,050
                                          =============  =============  =============  =============
Per share data:
     Basic earnings per share...........  $         .24  $         .20  $         .15  $         .09
                                          =============  =============  =============  =============
     Weighted average common shares
       outstanding......................     23,329,382     21,719,046     21,677,382     21,656,882
                                          =============  =============  =============  =============
     Diluted earnings per share.........  $         .23  $         .20  $         .15  $         .09
                                          =============  =============  =============  =============
     Weighted average common share and
       common share equivalents.........     24,232,951     22,467,989     22,157,392     21,990,168
                                          =============  =============  =============  =============

                                                          QUARTER ENDED
                                          ----------------------------------------------
                                           12/31/96    9/30/96     6/30/96     3/31/96
                                          ----------  ----------  ----------  ----------
Service and sales revenue...............  $   28,485  $   25,460  $   25,944  $   25,479
Operating expenses......................      25,116      21,940      22,772      22,726
Interest expense........................         314         351         348         405
                                          ----------  ----------  ----------  ----------
Income before income tax and
  extraordinary item....................  $    3,055  $    3,169  $    2,824  $    2,348
                                          ==========  ==========  ==========  ==========
Net income applicable to common
  shares................................  $    2,056  $    2,142  $    1,897  $    1,582
                                          ==========  ==========  ==========  ==========
Per share data:
     Basic earnings per share...........  $      .10  $      .10  $      .09  $      .07
                                          ==========  ==========  ==========  ==========
     Weighted average common shares
       outstanding......................  21,185,168  21,183,876  21,157,064  21,157,064
                                          ==========  ==========  ==========  ==========
     Diluted earnings per share.........  $      .10  $      .10  $      .09  $      .07
                                          ==========  ==========  ==========  ==========
     Weighted average of common shares
       and common share equivalents
       outstanding......................  21,448,070  21,401,094  21,349,134  21,265,474
                                          ==========  ==========  ==========  ==========