Form 10-Q
period 1998-03-31
CORE LABORATORIES N V
filed 1998-05-08
CIK 1000229

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                    FORM 10-Q
(Mark One)
   |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

                                       OR
   | |   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

     Yes   X      No
         -----       -----

     The number of common shares of the Registrant, par value NLG .03 per share, outstanding at May 4, 1998 was 24,849,691.

================================================================================

                             CORE LABORATORIES N.V.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1998

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
Part I -- Financial Information

     Item 1 -- Financial Statements

         Consolidated Balance Sheets at March 31, 1998 and December 31, 1997  .......................      1

         Consolidated Statements of Operations for the Three Months Ended
              March 31, 1998 and 1997................................................................      2

         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 1998 and 1997................................................................      3

         Notes to Consolidated Financial Statements  ................................................      4

     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................      7

Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................      9

     Item 2-- Changes in Securities..................................................................      9

     Item 3-- Defaults Upon Senior Securities........................................................     10

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................     10

     Item 5-- Other Information......................................................................     10

     Item 6-- Exhibits and Reports on Form 8-K  .....................................................     10

Signature     .......................................................................................     11

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                               MARCH 31,          DECEMBER 31,
                                                                                 1998                1997
                                                                              -----------        -----------
ASSETS                                                                        (UNAUDITED)         (AUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ........................................       $     3,613        $    10,510
     Accounts receivable, net .........................................            69,907             67,537
     Inventories ......................................................            13,853             12,473
     Prepaid expenses .................................................             8,514              5,771
     Deferred income tax asset ........................................             1,380              1,380
                                                                              -----------        -----------
Total current assets ..................................................            97,267             97,671

PROPERTY, PLANT AND EQUIPMENT .........................................            72,830             69,684
     Less-- accumulated depreciation ..................................           (18,395)           (16,130)
                                                                              -----------        -----------
                                                                                   54,435             53,554

INTANGIBLES AND GOODWILL, net .........................................            82,223             82,809
LONG-TERM INVESTMENT ..................................................             2,175              1,188
OTHER LONG-TERM ASSETS ................................................             3,074              2,794
                                                                              -----------        -----------
         Total assets .................................................       $   239,174        $   238,016
                                                                              ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt .............................       $     1,153        $     3,077
     Short-term debt ..................................................               383                427
     Accounts payable .................................................            13,139             14,152
     Unearned revenue .................................................             2,060              2,257
     Other accrued expenses ...........................................            22,437             22,185
                                                                              -----------        -----------
Total current liabilities .............................................            39,172             42,098

LONG-TERM DEBT ........................................................            70,701             70,621
MINORITY INTEREST .....................................................             1,141              1,212
LONG-TERM LEASE OBLIGATIONS ...........................................               221                156
OTHER LONG-TERM LIABILITIES ...........................................             9,298              9,816
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preference shares, NLG .03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding ..............................                --                 --
     Common shares, NLG .03 par value; 30,000,000 shares authorized,
         24,776,913 and 24,703,621 issued and outstanding
         at March 31, 1998 and December 31, 1997, respectively ........               428                426
     Additional paid-in capital .......................................            87,096             86,823
     Retained earnings ................................................            31,117             26,864
                                                                              -----------        -----------
         Total shareholders' equity ...................................           118,641            114,113
                                                                              -----------        -----------
               Total liabilities and shareholders' equity .............       $   239,174        $   238,016
                                                                              ===========        ===========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                      --------------------------------
                                                                         1998                1997
                                                                      ------------        ------------
                                                                       (UNAUDITED)         (UNAUDITED)
SERVICES ......................................................       $     53,665        $     23,056
SALES .........................................................              5,174               4,976
                                                                      ------------        ------------
                                                                            58,839              28,032
OPERATING EXPENSES:
     Costs of services ........................................             41,918              18,238
     Costs of sales ...........................................              4,886               4,098
     General and administrative expenses ......................              1,882               1,024
     Depreciation and amortization ............................              3,302               1,483
     Other (income) expense, net ..............................               (595)                 36
                                                                      ------------        ------------
                                                                            51,393              24,879
INCOME BEFORE INTEREST EXPENSE AND
     INCOME TAX EXPENSE .......................................              7,446               3,153

INTEREST EXPENSE ..............................................              1,370                 296
                                                                      ------------        ------------

INCOME BEFORE INCOME TAX EXPENSE ..............................              6,076               2,857

INCOME TAX EXPENSE ............................................              1,823                 807
                                                                      ------------        ------------

NET INCOME ....................................................       $      4,253        $      2,050
                                                                      ============        ============

PER SHARE DATA:

     BASIC EARNINGS PER SHARE .................................       $       0.17        $       0.09
                                                                      ============        ============

     WEIGHTED AVERAGE BASIC COMMON SHARES

           OUTSTANDING ........................................         24,739,742          21,656,882
                                                                      ============        ============



     DILUTED EARNINGS PER SHARE ...............................       $       0.17        $       0.09
                                                                      ============        ============

     WEIGHTED AVERAGE DILUTED COMMON SHARES

           OUTSTANDING ........................................         25,604,255          21,990,168
                                                                      ============        ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                    THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                 ------------------------
                                                                                  1998            1997
                                                                                 --------        --------
                                                                               (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..........................................................       $  4,253        $  2,050
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
         Depreciation and amortization ...................................          3,302           1,462
         Gain on sale of fixed assets ....................................           (301)             (5)
     Changes in assets and liabilities:
         Increase in accounts receivable .................................         (2,370)            (69)
         Increase in inventories .........................................         (1,380)           (171)
         Increase in prepaid expenses ....................................         (2,743)           (263)
         Decrease in accounts payable ....................................         (1,013)         (2,013)
         Increase (decrease) in other accrued expenses ...................            252            (469)
         Other ...........................................................         (1,914)            510
                                                                                 --------        --------
              Net cash provided by (used in) operating activities ........         (1,914)          1,032
                                                                                 --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ................................................         (3,803)         (2,699)
     Proceeds from sale of fixed assets ..................................            412              69
     Acquisition of Scott Pickford plc, net of cash ......................             --         (15,017)
                                                                                 --------        --------
Net cash used in investing activities ....................................         (3,391)        (17,647)
                                                                                 --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt ..........................................         (1,729)         (2,108)
     Borrowings under long-term debt .....................................             --          17,637
     Decrease in short-term debt .........................................            (44)             --
     Exercise of stock options ...........................................            275              35
     Other ...............................................................            (94)             --
                                                                                 --------        --------
         Net cash provided by (used in) financing activities .............         (1,592)         15,564
                                                                                 --------        --------

NET CHANGE  IN CASH ......................................................         (6,897)         (1,051)
CASH, beginning of period ................................................         10,510           2,935
                                                                                 --------        --------
CASH, end of period ......................................................       $  3,613        $  1,884
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND ESTIMATES

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Balance sheet information as of December 31, 1997, has been taken from the 1997 annual audited financial statements. Certain 1997 items have been reclassified to conform with the 1998 presentation. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

NEW ACCOUNTING STANDARDS

     In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share. This standard, effective beginning fiscal year 1997, replaces the presentation and calculation of primary earnings per share, as prescribed by Accounting Principles Board ("APB") No. 15, with a presentation and calculation of basic earnings per share. In addition, this standard requires dual presentation of basic and diluted earnings per share on the Consolidated Statement of Operations. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by assuming that all stock options outstanding have been converted by using the average price for the period. Prior period amounts have been restated in accordance with the requirements of the pronouncement.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in the financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Based on current circumstances, the statement has no effect on the Company's financial condition and results of operations.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The FASB does not require that segment information be reported in financial statements for interim periods in the initial year of application.

2.   INVENTORIES

     Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. In connection with a review of work in process inventory in April 1998, the Company determined that certain inventories were overvalued; consequently, a write off will be recorded in the second quarter of 1998. A summary of inventories is as follows (in thousands):

                                                                                         MARCH 31,       DECEMBER 31,
                                                                                           1998             1997
                                                                                        -----------       ---------
                                                                                        (UNAUDITED)       (AUDITED)
         Parts and materials.....................................................       $     5,098     $     4,558
         Work in process.........................................................             8,755           7,915
                                                                                        -----------       ---------
                  Total .........................................................       $    13,853       $  12,473
                                                                                        ===========       =========

3.   INTANGIBLES AND GOODWILL

     Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives, which range from 5 to 40 years. Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess purchase price over the fair market value of net assets acquired for acquisitions accounted for as purchases. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of intangibles and goodwill may warrant revision or that the remaining balance of intangibles and goodwill may not be recoverable by determining whether the carrying amount of the intangible assets can be recovered through projected undiscounted future cash flows over the remaining amortization period. Following its April 1998 review and in tandem with the inventory write down discussed above, the Company determined that goodwill was overstated and will record goodwill impairment in the second quarter of 1998.

4.   LONG-TERM DEBT

     Long-term debt at March 31, 1998 and December 31, 1997 is summarized in the following table (in thousands):

                                                                                        MARCH 31,       DECEMBER 31,
                                                                                           1998             1997
                                                                                       -----------      -----------
                                                                                       (UNAUDITED)       (AUDITED)
     Credit Facility with a bank group:
         $70,000 term loan facility..............................................       $   70,000       $   70,000
         $55,000 revolving debt facility.........................................               --               --
     Loan Notes   ...............................................................            1,145            1,165
     Other indebtedness..........................................................              709            2,533
                                                                                       -----------      -----------
              Total debt ........................................................           71,854           73,698
         Less-- current maturities...............................................            1,153            3,077
                                                                                       -----------      -----------
                  Total long-term debt...........................................      $    70,701      $    70,621
                                                                                       ===========      ===========

     In May 1997, the Company entered into a Credit Facility which provides for
(i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a U.S. dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At March 31, 1998, approximately $55.0 million was available for borrowing under the revolving credit facility. Loans under the Credit Facility will generally bear interest from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal payments beginning March 31, 1999, with the final payment due on June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Credit Facility will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements.

      As part of the purchase of Scott Pickford plc in March 1997, the Company issued unsecured loan notes as an alternative to the cash consideration paid for the outstanding shares of Scott Pickford plc. The loan notes bear interest payable semi-annually, at the rate of LIBOR less 1.0% per annum. Holders of the loan notes have the right to redeem the loan notes at par on each interest payment date. Unless previously redeemed or purchased, the loan notes will be redeemed at par on June 30, 2002.

5.    SUBSEQUENT EVENTS

     In April 1998, the Company sold the assets of its two process analyzer units to ABB Process Analytics for $4.1 million in cash. The sale of these assets will enable the Company to increase focus on the growth of its higher margin service lines.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Core Laboratories N.V. ("Core Laboratories" or the "Company") was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. The Company's customers include major, national, and independent oil and gas producers. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems which complement its services operations. Core Laboratories currently operates over 70 facilities in over 50 countries and has approximately 3,400 employees.

RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's consolidated income statements for the periods indicated:

                                                                                  PERCENTAGE OF
                                                                                  TOTAL REVENUE
                                                                              ---------------------
                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31
                                                                              ---------------------
                                                                                1998         1997
                                                                              --------      -------
               Services ................................................          91.2         82.2
               Sales  ..................................................           8.8         17.8
                                                                              --------      -------
                                                                                 100.0        100.0
               Operating expenses:
               Cost of services ........................................          78.1*        79.1*
               Cost of sales  ..........................................          94.4*        82.4*
               General and administrative expenses......................           3.2          3.7
               Depreciation and amortization............................           5.6          5.3
               Other income, net........................................          (1.0)         0.1
                                                                              --------      -------
                                                                                  87.3         88.8

               Income before interest expense and income tax expense....          12.7         11.2
               Interest expense.........................................           2.4          1.0
                                                                              --------      -------
               Income before income tax expense.........................          10.3         10.2
               Income tax expense.......................................           3.1          2.9
                                                                              --------      -------
               Net income                                                          7.2          7.3
                                                                              ========      =======

                   * Percentage based on applicable segment revenue, and not total revenue.

     Total revenue for the first quarter 1998 was $58.8 million, an increase from $28.0 million in the same period last year. The increase of 110.0% was due to increased demand for the Company's patented and proprietary petroleum services and additional revenue attributable to the acquisition of Saybolt International B.V.in the second quarter of 1997.

     Cost of services as a percentage of services revenue for the quarter ended March 31, 1998 decreased compared to the corresponding quarter in 1997 primarily due to improved operating efficiencies.

     Cost of sales as a percentage of sales revenue for three months ended March 31, 1998 increased compared to the corresponding quarter in 1997 due to the sale of lower margin products.

     General and administrative expenses for the quarter ended March 31, 1998 increased $0.9 million as compared to the corresponding period in 1997. The increase was primarily a result of increased personnel costs attributable to the Company's growth. However, as a percentage of sales, general and administrative expenses remain under 4% as a result of the Company's ongoing program to maintain tight control over expenses.

     Depreciation and amortization expense for the three month period ended March 31, 1998 increased to $3.3 million as compared to $1.5 million a year ago, primarily due to the inclusion of depreciation and amortization from the acquisitions of Saybolt International B.V. and Scott Pickford plc.

     Interest expense for the quarter ended March 31, 1998 increased $1.1 million as compared to 1997. The increase is primarily due to additional borrowings used to finance the aforementioned acquisitions.

     The Company's effective income tax rate was approximately 30.0% for the three months ended March 31, 1998 as compared to 28.2% for three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the three month period ended March 31, 1998 the Company had operating cash flow of ($1.9) million as compared to $1.0 million for the corresponding period in 1997. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

     The Company expects to fund future acquisitions primarily through a combination of working capital, cash flow from operations, bank borrowings (including the Credit Facility), and issuances of additional equity. Although the Credit Facility imposes certain limitations on the incurrence of additional indebtedness, in general the Company will be permitted to assume, among other things, indebtedness of acquired businesses, subject to compliance with the financial covenants of the Credit Facility.

                             CORE LABORATORIES N.V.
                          PART II -- OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

     In the latter part of 1996, prior to its acquisition by the Company, Saybolt, Inc., an indirect subsidiary of the parent Saybolt International B.V., was informed that the Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") had commenced a criminal investigation into certain practices at three of Saybolt's U.S. laboratories. The investigation has focused on instances in which Saybolt employees in New Jersey, Massachusetts and Connecticut may have failed to report accurate RFG test results to customers and the EPA. The Company is cooperating with this investigation and, in addition, has begun its own internal review of the matter. If the EPA and/or the DOJ conclude that Saybolt was in noncompliance with any of the applicable rules and regulations, the Company may be subject to fines, civil or criminal proceedings, sanctions and/or the revocation of its licenses and/or authorization to perform certain services governed by the EPA, customs or other agencies, or to continue to conduct business in certain areas.

     The U.S. Attorney's Offices for Massachusetts and New Jersey and the DOJ are conducting a criminal investigation of whether Saybolt committed violations of U.S. laws regulating international business actions of U.S. persons. On January 29, 1998, the U.S. Attorney's Office announced that the former president of Saybolt, Inc. and the former President of Saybolt International B.V. had been indicted for violating the Foreign Corrupt Practices Act and related laws. The indictment charges that such persons participated in arranging the payment of $50,000 to Panamanian officials in 1995 in an effort to obtain a lease, certain tax benefits, and other advantages from the Panamanian government for Saybolt de Panama S.A. The alleged violation occurred more that a year before the Company's acquisition of Saybolt in May 1997 and was discovered during the EPA investigation of Saybolt.


     Representatives of the Company and their attorneys in the two above described matters have held discussions with officials at the U.S. Attorney's Offices for Massachusetts, Connecticut and New Jersey and the DOJ in an attempt to resolve all disputes concerning Saybolt. As a result of these discussions, the Company believes that the amount required to resolve these two issues will not exceed $5 million. The Company believes that it has indemnity rights against the former shareholders of Saybolt to cover contingencies and breaches of provisions of the agreement entered into at the same time as the acquisition of Saybolt. While no assurance can be made as to the ultimate outcome of these matters, the Company does not believe that such matters will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES.

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.    OTHER INFORMATION.

     Management believes conversion to a year 2000 compliant environment will not present a material concern for the Company's current operations. The Company is currently engaged in a comprehensive project to upgrade its computer software systems to programs which are year 2000 compliant. The Company does not anticipate that total future costs associated with potential year 2000 compliance issues will have a material adverse impact on its consolidated financial position or results of operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     None.


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

     (b) Reports on Form 8-K.
              None.

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


                                       CORE LABORATORIES N.V.
                                       by:  Core Laboratories International B.V.



Dated:   May 7, 1998                   By: /s/  Richard L. Bergmark
                                           -------------------------------------
                                           Richard L. Bergmark
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial Officer and
                                           Chief Accounting Officer)

                               INDEX TO EXHIBITS



EXHIBIT NUMBER                    DESCRIPTION
--------------                    -----------
      27                    Financial Data Schedule