Form 10-Q
period 1998-06-30
CORE LABORATORIES N V
filed 1998-08-14
CIK 1000229

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

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

     Yes  [X]     No     [ ]

     The number of common shares of the Registrant, par value NLG .03 per share, outstanding at August 12, 1998 was 27,493,498.

===============================================================================

                             CORE LABORATORIES N.V.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1998

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at June 30, 1998 and December 31, 1997  ........................      1
         Consolidated Statements of Operations for the Three Months Ended
              June 30, 1998 and 1997.................................................................      2
         Consolidated Statements of Operations for the Six Months Ended
              June 30, 1998 and 1997.................................................................      3
         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 1998 and 1997.................................................................      4
         Notes to Consolidated Financial Statements  ................................................      5
     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................     10

Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     13

     Item 2-- Changes in Securities..................................................................     13

     Item 3-- Defaults Upon Senior Securities........................................................     14

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................     14

     Item 5-- Other Information......................................................................     15

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     15

Signature     .......................................................................................     16

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                    1998               1997
                                                                                 ------------      ------------
ASSETS                                                                            (UNAUDITED)        (AUDITED)
 CURRENT ASSETS:
      Cash and cash equivalents ............................................     $      7,960      $     10,510
      Accounts receivable, net .............................................           75,654            67,537
      Inventories ..........................................................           19,008            12,473
      Prepaid expenses .....................................................           10,197             5,771
      Deferred income tax asset ............................................            7,559             1,380
                                                                                 ------------      ------------
 Total current assets ......................................................          120,378            97,671

 PROPERTY, PLANT AND EQUIPMENT .............................................           79,845            69,684
      Less-- accumulated depreciation ......................................          (20,802)          (16,130)
                                                                                 ------------      ------------
                                                                                       59,043            53,554

 INTANGIBLES AND GOODWILL, net .............................................          137,452            82,809
 LONG-TERM INVESTMENT ......................................................            1,795             1,188
 OTHER LONG-TERM ASSETS ....................................................            3,233             2,794
                                                                                 ------------      ------------
          Total assets .....................................................     $    321,901      $    238,016
                                                                                 ============      ============

 LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current maturities of long-term debt .................................     $      5,741      $      3,077
      Short-term debt ......................................................              267               427
      Accounts payable .....................................................           26,848            14,152
      Unearned revenue .....................................................              951             2,257
      Other accrued expenses ...............................................           25,067            22,185
                                                                                 ------------      ------------
 Total current liabilities .................................................           58,874            42,098

 LONG-TERM DEBT ............................................................           69,909            70,621
 MINORITY INTEREST .........................................................            2,993             1,212
 LONG-TERM LEASE OBLIGATIONS ...............................................              219               156
 OTHER LONG-TERM LIABILITIES ...............................................           20,583             9,816
 SHAREHOLDERS' EQUITY:
      Preference shares, NLG .03 par value; 3,000,000 shares authorized,
          no shares issued or outstanding ..................................               --                --
      Common shares, NLG .03 par value; 100,000,000 shares authorized,
          27,226,498 and 24,703,621 issued and outstanding
          at June 30, 1998 and December 31, 1997, respectively .............              464               426
      Additional paid-in capital ...........................................          135,021            86,823
      Retained earnings ....................................................           33,838            26,864
                                                                                 ------------      ------------
          Total shareholders' equity .......................................          169,323           114,113
                                                                                 ------------      ------------
                 Total liabilities and shareholders' equity ................     $    321,901      $    238,016
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                     --------------------------------------
                                                                          1998                   1997
                                                                     ----------------      ----------------
                                                                        (UNAUDITED)           (UNAUDITED)
 SERVICES ......................................................     $         55,148      $         46,113
 SALES .........................................................                3,921                 4,915
                                                                     ----------------      ----------------
                                                                               59,069                51,028
 OPERATING EXPENSES:
      Costs of services ........................................               40,077                36,322
      Costs of sales ...........................................                3,441                 4,075
      General and administrative expenses ......................                2,010                 1,432
      Depreciation and amortization ............................                3,277                 2,466
      Other (income) expense, net ..............................                  118                    (4)
                                                                     ----------------      ----------------
                                                                               48,923                44,291

 INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST
      EXPENSE AND INCOME TAX EXPENSE ...........................               10,146                 6,737

 INTEREST EXPENSE ..............................................                1,438                 1,459
                                                                     ----------------      ----------------

 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME

       TAX EXPENSE .............................................                8,708                 5,278

 INCOME TAX EXPENSE ............................................                2,613                 1,548
                                                                     ----------------      ----------------

 INCOME FROM CONTINUING OPERATIONS .............................                6,095                 3,730

 LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $161 .                   --                  (376)

 LOSS ON DISPOSITION OF DISCONTINUED OPERATIONS, net of tax

      benefit of $1,446 ........................................               (3,374)                   --
                                                                     ----------------      ----------------

 NET INCOME ....................................................     $          2,721      $          3,354
                                                                     ================      ================

 PER SHARE DATA:

      Income from continuing operations ........................     $           0.25      $         0 .17
      Loss from discontinued operations ........................                   --                (0.02)
      Loss on sale of discontinued operations ..................                (0.14)                  --
                                                                     ----------------      ---------------

      BASIC EARNINGS PER SHARE .................................     $           0.11      $           0.15
                                                                     ================      ================

      WEIGHTED AVERAGE BASIC COMMON SHARES

            OUTSTANDING ........................................           24,858,007            21,667,382
                                                                     ================      ================

      Income from continuing operations ........................     $           0.24      $           0.17
      Loss from discontinued operations ........................                   --                 (0.02)
      Loss on sale of discontinued operations ..................                (0.13)                   --
                                                                     ----------------      ----------------

      DILUTED EARNINGS PER SHARE ...............................     $           0.11      $           0.15
                                                                     ================      ================

      WEIGHTED AVERAGE DILUTED COMMON SHARES

            OUTSTANDING ........................................           25,865,146            22,157,392
                                                                     ================      ================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

         .                                                                           SIX  MONTHS ENDED
                                                                                         JUNE 30,
                                                                              ------------------------------
                                                                                 1998               1997
                                                                              ------------      ------------
                                                                              (UNAUDITED)        (UNAUDITED)
 SERVICES ...............................................................     $    108,811      $     69,276
 SALES ..................................................................            7,693             8,051
                                                                              ------------      ------------
                                                                                   116,504            77,327
 OPERATING EXPENSES:
      Costs of services .................................................           81,995            54,560
      Costs of sales ....................................................            6,679             6,652
      General and administrative expenses ...............................            3,892             2,456
      Depreciation and amortization .....................................            6,511             3,894
      Other (income) expense, net .......................................             (472)               36
                                                                              ------------      ------------
                                                                                    98,605            67,598

 INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST
      EXPENSE AND INCOME TAX EXPENSE ....................................           17,899             9,729

 INTEREST EXPENSE .......................................................            2,806             1,755
                                                                              ------------      ------------

 INCOME FROM CONTINUING OPERATIONS BEFORE INCOME

       TAX EXPENSE ......................................................           15,093             7,974

 INCOME TAX EXPENSE .....................................................            4,528             2,311
                                                                              ------------      ------------

 INCOME FROM CONTINUING OPERATIONS ......................................           10,565             5,663

 LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $93 and $111
      in 1998 and 1997, respectively ....................................             (217)             (259)

 LOSS ON DISPOSITION OF DISCONTINUED OPERATIONS, net of tax
      benefit of $1,446 .................................................           (3,374)               --
                                                                              ------------      ------------

 NET INCOME .............................................................     $      6,974      $      5,404
                                                                              ============      ============

 PER SHARE DATA:

      Income from continuing operations .................................     $       0.43      $       0.26
      Loss from discontinued operations .................................            (0.01)            (0.01)
      Loss on disposition of discontinued operations ....................            (0.14)               --
                                                                              ------------      ------------

      BASIC EARNINGS PER SHARE ..........................................     $       0.28      $       0.25
                                                                              ============      ============

      WEIGHTED AVERAGE BASIC COMMON SHARES

            OUTSTANDING .................................................       24,799,201        21,677,293
                                                                              ============      ============

      Income from continuing operations .................................     $       0.41      $       0.25
      Loss from discontinued operations .................................            (0.01)            (0.01)
      Loss on disposition of discontinued operations ....................            (0.13)               --
                                                                              ------------      ------------

      DILUTED EARNINGS PER SHARE ........................................     $       0.27      $       0.24
                                                                              ============      ============

      WEIGHTED AVERAGE DILUTED COMMON SHARES

            OUTSTANDING .................................................       25,701,550        22,123,614
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                            --------------------------
                                                                               1998             1997
                                                                            ----------      ----------
                                                                            (UNAUDITED)     (UNAUDITED)
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ......................................................     $    6,974      $    5,404
      Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
          Loss on sale of discontinued operations .....................          4,820              --
          Depreciation and amortization ...............................          6,579           3,961
          Gain on sale of fixed assets ................................           (329)             (5)
      Changes in assets and liabilities:
          Increase in accounts receivable .............................           (903)         (8,878)
          Decrease/(increase) in inventories ..........................         (2,382)            595
          Increase in prepaid expenses ................................         (2,473)           (746)
          Increase/(decrease) in accounts payable .....................          1,541          (5,819)
          Decrease in other accrued expenses ..........................         (5,143)         (1,964)
          Decrease in other long-term liabilities .....................         (9,990)            (78)
          Other .......................................................         (1,341)            935
                                                                            ----------      ----------
               Net cash provided by (used in) operating activities ....         (2,647)         (6,595)
                                                                            ----------      ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ............................................         (7,083)         (5,979)
      Proceeds from sale of fixed assets ..............................            615              69
      Acquisition of Owen Oil Tools, Inc., net of cash ................        (46,736)             --
      Sale of discontinued operations .................................          4,114              --
      Acquisition of Scott Pickford plc, net of cash ..................             --         (15,023)
      Acquisition of Saybolt International B.V ........................             --         (62,987)
                                                                            ----------      ----------
          Net cash used in investing activities .......................        (49,090)        (83,920)
                                                                            ----------      ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments of long-term debt ......................................         (3,823)        (18,218)
      Borrowings under long-term debt .................................          5,026         110,637
      Decrease in short-term debt .....................................           (230)             --
      Issuance of stock for Owen Oil Tools, Inc. ......................         46,743              --
      Exercise of stock options .......................................          1,493              41
      Other ...........................................................            (22)         (1,541)
                                                                            ----------      ----------
          Net cash provided by (used in) financing activities .........         49,187          90,919
                                                                            ----------      ----------
 NET CHANGE  IN CASH ..................................................         (2,550)            404
 CASH, beginning of period ............................................         10,510           2,935
                                                                            ----------      ----------
 CASH, end of period ..................................................     $    7,960      $    3,339
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND ESTIMATES

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Balance sheet information as of December 31, 1997, has been taken from the 1997 annual audited financial statements. Certain 1997 items have been reclassified to conform with the 1998 presentation. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

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

     In June 1998, the FASB issued SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities." The SFAS establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS NO. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. Based on current circumstances, the statement has no effect on the Company's financial condition and results of operations.

2.   ACQUISITION

Owen Acquisition

      On June 30, 1998, the Company acquired all of the outstanding stock of Owen Oil Tools, Inc. ("Owen") in a stock-for-stock transaction, which will be accounted for as a purchase. The transaction resulted in $40.7 million of goodwill which will be amortized over a 40-year period. The Company issued 2,276,831 shares of its common stock for the privately held Fort Worth, Texas based company. Owen and its subsidiaries manufacture and sell perforating supplies and down-hole tools to customers in the petroleum industry. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.


3.   DISPOSITION OF DISCONTINUED OPERATIONS

      On April 8, 1998, the Company sold the assets of its two packaged analyzer units for $4.1 million. The Company recorded a loss on disposition of $3.4 million net of tax in the second quarter of 1998. Accordingly, the results of operations for the units are segregated from continuing operations and prior period operating results have been restated to reflect discontinued operations. Revenues for the discontinued operations were $1.4 and $5.6 million for the six month period ended June 30, 1998 and the corresponding period in the prior year, respectively. In the three month period ending June 30, 1998 and the corresponding period in the prior year revenues were nil and $3.9 million, respectively.

4.  PRO FORMA INFORMATION

     Unaudited pro forma revenues, income from continuing operations and income from continuing operations per share, assuming that the acquisition of Owen had been consummated at January 1, 1997, are summarized as follows (in thousands, except per share data):

                                                                       SIX MONTHS       YEAR ENDED
                                                                         JUNE 30,       DECEMBER 31,
                                                                           1998              1997
                                                                       ------------     ------------
                                                                       (UNAUDITED)        (AUDITED)
          Revenues ...............................................     $    143,538     $    222,257
          Income from continuing operations ......................     $     11,855     $     15,392
          Basic income per share from continuing operations ......     $       0.44     $       0.62
          Diluted income per share from continuing operations ....     $       0.42     $       0.61

5.  INVENTORIES

     Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                                                                         JUNE 30,       DECEMBER 31,
                                                                                           1998             1997
                                                                                        -----------     -----------
                                                                                        (UNAUDITED)      (AUDITED)
         Parts and materials.....................................................       $    15,577     $     4,558
         Work in process.........................................................            3,431            7,915
                                                                                        -----------     -----------
                  Total .........................................................       $    19,008     $    12,473
                                                                                        ===========     ===========

6.   INTANGIBLES AND GOODWILL

     Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives, which range from 5 to 40 years. Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess purchase price over the fair market value of net assets acquired for acquisitions accounted for as purchases. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of intangibles and goodwill may warrant revision or that the remaining balance of intangibles and goodwill may not be recoverable by determining whether the carrying amount of the intangible assets can be recovered through projected undiscounted future cash flows over the remaining amortization period. In conjunction with the second quarter 1998 sale of discontinued operations, the Company recognized a write-off of goodwill related to those operations.

7.   LONG-TERM DEBT

     Long-term debt at June 30, 1998 and December 31, 1997 is summarized in the following table (in thousands):

                                                                                        JUNE 30,        DECEMBER 31,
                                                                                          1998             1997
                                                                                       -----------      -----------
                                                                                       (UNAUDITED)        (AUDITED)
     Credit Facility with a bank group:
         $70,000 term loan facility..............................................       $   70,000       $   70,000
         $55,000 revolving debt facility.........................................            3,000               --
     Loan Notes   ...............................................................            1,088            1,165
     Other indebtedness..........................................................            1,562            2,533
                                                                                       -----------      -----------
              Total debt ........................................................           75,650           73,698
         Less-- current maturities...............................................            5,741            3,077
                                                                                       -----------      -----------
                  Total long-term debt...........................................      $    69,909      $    70,621
                                                                                       ===========      ===========

     In May 1997, the Company entered into a Credit Facility which provides for
(i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a U.S. dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At June 30, 1998, approximately $52.0 million was available for borrowing under the revolving credit facility. Loans under the Credit Facility will generally bear interest from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal payments beginning March 31, 1999, with the final payment due on June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Credit Facility will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements.

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


8.   SUBSEQUENT EVENTS


Jaex Acquisition

     On July 13, 1998, the Company signed a non-binding letter of intent pursuant to which the Company is negotiating to acquire all of the remaining shares of Jaex S.A. de C.V. ("Jaex") that it does not already own. Through its acquisition of Owen Oil Tools, Inc., Core currently owns 50.00098 percent of Jaex, a Mexico based provider of well completion and well perforating products and services.

Integra Acquisition

      On July 22, 1998, the Company signed a non-binding letter of intent pursuant to which the Company is negotiating to acquire Integra Geoservices, Inc. ("Integra"), a privately held Calgary, Alberta company. Core will issue approximately 86,000 shares in exchange for all of the outstanding shares of Integra. This transactions is expected to close on August 31, 1998 and will be accounted for using the purchase method of accounting. Intergra provides geophysical seismic processing used to characterize and describe petroleum reservoirs.


Petrak Acquisition

      On July 31, 1998, the Company acquired all of the outstanding shares of PETRAK Group S.A., ("Petrak"), a privately held company based in Zug, Switzerland. The Company issued approximately 263,000 shares in exchange for all of the shares of Petrak and will account for the transaction using the purchase method of accounting. Petrak specializes in characterizing crude oil and providing related services.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     Core Laboratories N.V. ("Core Laboratories" or the "Company") was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. The Company's customers include major, national, and independent oil and gas producers. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation, which complement its services operations. Core Laboratories currently operates over 70 facilities in over 50 countries and has approximately 3,900 employees.

RECENT DEVELOPMENTS

Owen Acquisition

      On June 30, 1998, the Company acquired all of the outstanding stock of Owen Oil Tools, Inc. ("Owen") in a stock-for-stock transaction, which will be accounted for as a purchase. The Company issued 2,276,831 shares of its common stock for the privately held Fort Worth, Texas based company. Owen and its subsidiaries manufacture and sell perforating supplies and down-hole tools to customers in the petroleum industry. The purchase price allocations have been completed on a preliminary basis, thus as additional information concerning the value of the assets acquired and liabilities assumed becomes known additional adjustments will be made to the purchase price allocation included in the accompanying financial statements.

Disposition of Discontinued Operations

      On April 8, 1998, the Company sold the assets of its two packaged analyzer units for $4.1 million. The Company recorded a loss on disposition of $3.4 million net of tax in the second quarter of 1998. The Company sold these business units to focus on its more rapidly growing and higher margin optimization services. Accordingly, the results of operations for the units are segregated from continuing operations and prior period operating results have been restated to reflect discontinued operations. Revenues for the discontinued operations were $1.4 and $5.6 million for the six month period ended June 30, 1998 and the corresponding period in the prior year, respectively. In the three month period ending June 30, 1998 and the corresponding period in the prior year revenues were nil and $3.9 million, respectively.

RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's consolidated income statements for the periods indicated:

                                                    THREE MONTHS ENDED          SIX MONTHS ENDED
                                                          JUNE 30,                  JUNE 30,
                                                   --------------------      --------------------
                                                       PERCENTAGE OF             PERCENTAGE OF
                                                       TOTAL REVENUE             TOTAL REVENUE
                                                   --------------------      --------------------
                                                     1998         1997         1998         1997
                                                   -------      -------      -------      -------
 Services ....................................        93.4         90.4         93.4         89.6
 Sales .......................................         6.6          9.6          6.6         10.4
                                                   -------      -------      -------      -------
                                                     100.0        100.0        100.0        100.0
 Operating expenses:
      Cost of services .......................        72.7*        78.8*        75.4*        78.8*
      Cost of sales ..........................        87.8*        82.9*        86.8*        82.6*
      General and administrative expenses ....         3.4          2.8          3.3          3.2
      Depreciation and amortization ..........         5.5          4.8          5.6          5.0
      Other income, net ......................          --           --           --           --
                                                   -------      -------      -------      -------
                                                      82.8         86.8         84.6         87.4
 Income from continuing operations before
   interest  expense and income tax expense ..        17.2         13.2         15.4         12.6
 Interest expense ............................         2.5          2.9          2.4          2.3
                                                   -------      -------      -------      -------
 Income from continuing operations before
    income tax expense .......................        14.7         10.3         13.0         10.3
 Income tax expense ..........................         4.4          3.0          3.9          3.0
                                                   -------      -------      -------      -------
 Income from continuing operations ...........        10.3          7.3          9.1          7.3
                                                   =======      =======      =======      =======


*  Percentage based on applicable segment revenue, and not total revenue.


     Total revenue from continuing operations for the second quarter 1998 was $59 million, an increase of $8 million from the same period last year. Total revenue for the six months ended June 30, 1998 was up 50.7% to $116.5 million. The increases were due to increased demand for the Company's production related services.

     Cost of services as a percentage of service revenue for the three and six months ended June 30, 1998 decreased compared to the corresponding periods in 1997 primarily due to improved operating efficiencies.

     Cost of sales as a percentage of sales revenue for three and six months ended June 30, 1998 increased compared to the corresponding periods in 1997 due to the sale of lower margin products.

     General and administrative expenses for the quarter and six months ended June 30, 1998 increased $0.6 million and $1.4 million respectively, as compared to the corresponding periods in 1997. The increases were primarily a result of increased personnel costs attributable to the Company's growth. However, as a percentage of sales, general and administrative expenses remain under 4% as a result of the Company's ongoing program to maintain tight control over expenses.

     Depreciation and amortization expense for the three and six month periods ended June 30, 1998 increased $0.8 and $2.6 million, respectively, as compared to a year ago, primarily due to the inclusion of depreciation and amortization from the acquisitions of Saybolt International B.V. and Scott Pickford plc.

     Interest expense for the three months ended June 30, 1998 decreased approximately $20,000 as compared to 1997. For the six months ended June 30, 1998, interest expense increased $1.1 million as compared to 1997. This increase is primarily due to additional borrowings used to finance the aforementioned acquisitions.

     The Company's effective income tax rate was approximately 30.0% for the three months and six months ended June 30, 1998 as compared to 29.3% and 29.0% for three months and six months ended June 30, 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the six month period ended June 30, 1998 the Company had operating cash flow of ($2.6) million as compared to ($6.6) million for the corresponding period in 1997. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

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

                             CORE LABORATORIES N.V.
                          PART II -- OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

     In the latter part of 1996, prior to its acquisition by the Company, Saybolt, Inc., an indirect subsidiary of the parent Saybolt International B.V., was informed that the Environmental Protection Agency ("EPA") and the U.S. Department of Justice ("DOJ") had commenced a criminal investigation into certain practices at three of Saybolt's U.S. laboratories. The investigation has focused on instances in which Saybolt employees in New Jersey, Massachusetts and Connecticut may have failed to report accurate RFG test results to customers and the EPA. The Company is cooperating with this investigation and, in addition, has undertaken its own internal review of the matter. The Company has entered into negotiations with U.S. government officials to resolve the matter, which would include the payment by Saybolt, Inc. of fines and the adoption of compliance mechanisms. The Company is working with the EPA to avoid revocation of licenses and/or eligibility to perform certain services governed or contracted by the EPA, Customs or federal agencies.

     The U.S. Attorney's Offices for Massachusetts and New Jersey and the DOJ are conducting a criminal investigation of whether Saybolt committed violations of U.S. laws regulating international business actions of U.S. persons. On April 17, 1998, the U.S. Attorney's Office announced that the former president of Saybolt, Inc. and the former President of Saybolt International B.V. had been indicted for violating the Foreign Corrupt Practices Act and related laws. The indictment charges that such persons participated in arranging the payment of $50,000 to Panamanian officials in 1995 in an effort to obtain a lease, certain tax benefits, and other advantages from the Panamanian government for Saybolt de Panama S.A. The alleged violation occurred more that a year before the Company's acquisition of Saybolt in May 1997 and was discovered during the EPA investigation of Saybolt. The Company has entered into negotiations with U.S. government officials to resolve this matter, which would include the payment by Saybolt, Inc. of fines.


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

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Stockholders voting at the Annual Meeting on May 29, 1998, and by proxy, elected eight members (each, a "Supervisory Director") to the Board of Supervisory Directors of the Company (the "Supervisory Board"), consisting of
(i) Bob G. Agnew; (ii) Jacobus Schouten; (iii) James A. Read, as Class I Supervisory Directors, (i) Joseph R. Perna; (ii) David M. Demshur; (iii) Timothy
J. Probert, as Class II Supervisory Directors and (i) Richard L. Bergmark; (ii) Stephen D. Weinroth, as Class III Supervisory Directors, to serve until the annual meeting of shareholders in 1999, 2000 and 2001, respectively, and until their successors shall have been duly elected and qualified.

     The vote tabulation for the individual Directors was as follows:

                          Director                      Shares for                 Shares Withheld
                          --------                      ----------                 ---------------
                      Bob G. Agnew                      18,354,550                     225,563
                      Jacobus Schouten                  18,573,839                       6,274
                      James A. Read                     18,573,839                       6,274
                      Joseph R. Perna                   18,354,550                     225,563
                      David M. Demshur                  18,573,839                       6,274
                      Timothy J. Probert                18,573,839                       6,274
                      Richard L. Bergmark               18,573,839                       6,274
                      Steven D. Weinroth                18,573,839                       6,274

     Voting stockholders also confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 1997. The proposal was approved by 18,557,131 votes for, 2,000 against, with 20,982 abstentions.

     Voting shareholders approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capitol of the Company until November 28, 1999. The proposal was approved by 18,387,518 votes for, 185,847 votes against with 6,748 abstentions.

     Voting shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) on common and/or preferred shares of the Company until May 28, 2003. The proposal was approved by 13,055,378 votes for, 5,473,324 against with 51,411 abstentions.

     Voting shareholders approved the extension of the authority of the Supervisory Board to limit or exclude the preemptive right of the holders of the common shares of the Company until May 28, 2003. The proposal was approved by 13,001,380 votes for, 5,532,546 against with 19,187 abstentions and 27,000 non-votes.

     Voting shareholders approved an amendment to the Articles of Association, as amended, to increase the authorized share capital of the Company from 30,000,000 common shares to 100,000,000 common shares. The proposal was approved by 13,129,977 votes for, 5,440,888 against and 9,248 abstentions.

     Voting shareholders approved an amendment to the Articles of Association, as amended, to provide that dividends otherwise, than in cash may be authorized by the Supervisory Board. The proposal was approved by 18,516,302 votes for, 55,697 against and 8,114 abstentions.

     Voting shareholders ratified and approved an interim dividend authorized by the Supervisory Board to satisfy amounts otherwise owed by the shareholders under the laws of the Netherlands for the stock split effected in December 1997. The proposal was approved by 18,558,870 votes for, 5,566 against and 15,677 abstentions.

     Voting shareholders ratified and approved the appointment of Arthur Andersen LLP as the Company's independent public auditor for the fiscal year ending December 31, 1998. The proposal was approved by 18,545,119 votes for, 13,250 votes against and 21,744 abstentions.


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



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

                                                        INCORPORATED BY
                                                       REFERENCE FROM THE
EXHIBIT NO.                 EXHIBIT TITLE             FOLLOWING DOCUMENTS
-----------                 -------------             --------------------
    27.1               Financial Data Schedule          Filed Herewith

         (b) Reports on Form 8-K.

     Core Laboratories N.V. filed Form 8-K on July 15, 1998 due to the merger with Owen Oil Tools, Inc. as listed in Item 2 of Such Forms.

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


                                   CORE LABORATORIES N.V.
                                   by:  Core Laboratories International B.V.



Dated:   August 14, 1998           By: /s/  Richard L. Bergmark
                                       --------------------------------------
                                       Richard L. Bergmark
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer and
                                       Chief Accounting Officer)

                               INDEX TO EXHIBITS

                                                        INCORPORATED BY
                                                       REFERENCE FROM THE
EXHIBIT NO.                 EXHIBIT TITLE             FOLLOWING DOCUMENTS
-----------                 -------------             --------------------
    27.1               Financial Data Schedule          Filed Herewith