Form 10-Q
period 1998-09-30
CORE LABORATORIES N V
filed 1998-11-16
CIK 1000229

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
 (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1998

                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------    --------------

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

     Yes     X     No
          ------       ------

     The number of common shares of the Registrant, par value NLG .03 per share, outstanding at November 7, 1998 was 28,362,502.

================================================================================

                             CORE LABORATORIES N.V.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at September 30, 1998 and December 31, 1997  ...................      1
         Consolidated Statements of Operations for the Three Months Ended
              September 30, 1998 and 1997............................................................      2
         Consolidated Statements of Operations for the Nine Months Ended
              September 30, 1998 and 1997............................................................      3
         Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 1998 and 1997............................................................      4
         Notes to Consolidated Financial Statements  ................................................      5
     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................      9

Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     12

     Item 2-- Changes in Securities..................................................................     12

     Item 3-- Defaults Upon Senior Securities........................................................     12

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................     12

     Item 5-- Other Information......................................................................     12

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     14

Signature     .......................................................................................     15

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                    (THOUSANDS OF DOLLARS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 30,      DECEMBER 31,
                                                                                           1998              1997
                                                                                        ----------         ---------
ASSETS                                                                                  (UNAUDITED)        (AUDITED)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   14,945        $   10,510
     Accounts receivable, net....................................................           70,219            67,537
     Inventories ................................................................           15,892            12,473
     Prepaid expenses   .........................................................            7,876             5,771
     Deferred income tax asset  .................................................            1,127             1,380
                                                                                        ----------         ---------
Total current assets  ...........................................................          110,059            97,671

PROPERTY, PLANT AND EQUIPMENT....................................................           80,995            69,684
     Less-- accumulated depreciation.............................................          (23,270)          (16,130)
                                                                                        ----------         ---------
                                                                                            57,725            53,554

INTANGIBLES AND GOODWILL, net....................................................          153,301            82,809
LONG-TERM INVESTMENT ............................................................            1,191             1,188
OTHER LONG-TERM ASSETS...........................................................            5,083             2,794
                                                                                        ----------        ----------
         Total assets  ..........................................................       $  327,359        $  238,016
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt .......................................       $    9,427        $    3,077
     Short-term debt.............................................................              191               427
     Accounts payable ...........................................................           13,896            14,152
     Unearned revenue ...........................................................              173             2,257
     Other accrued expenses  ....................................................           25,599            22,185
                                                                                        ----------        ----------
Total current liabilities  ......................................................           49,286            42,098

LONG-TERM DEBT ..................................................................           73,365            70,621
MINORITY INTEREST................................................................              851             1,212
OTHER LONG-TERM LIABILITIES  ....................................................           14,857             9,972
SHAREHOLDERS' EQUITY:
     Preference shares, NLG .03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................               --                --
     Common shares, NLG .03 par value; 100,000,000 shares authorized,
         28,265,297  and 24,703,621 issued and outstanding
         at September 30, 1998 and December 31, 1997, respectively...............              480               426
     Additional paid-in capital..................................................          147,149            86,823
     Retained earnings...........................................................           41,371            26,864
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          189,000           114,113
                                                                                        ----------        ----------
Total liabilities and shareholders' equity.......................................       $  327,359        $  238,016
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                            THREE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                           1998              1997
                                                                                      -------------      ------------
                                                                                       (UNAUDITED)        (UNAUDITED)
SERVICES ........................................................................     $      67,408      $     55,976
SALES............................................................................             3,070             4,934
                                                                                      -------------      ------------
                                                                                             70,478            60,910
OPERATING EXPENSES:
     Costs of services ..........................................................            47,888            43,037
     Costs of sales..............................................................             2,642             4,355
     General and administrative expenses ........................................             2,305             1,903
     Depreciation and amortization...............................................             4,502             3,175
     Other (income) expense, net.................................................               725              (246)
                                                                                      -------------     -------------
                                                                                             58,062            52,224

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE..............................................            12,416             8,686

INTEREST EXPENSE ................................................................             1,654             2,403
                                                                                      -------------     -------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
      TAX EXPENSE................................................................            10,762             6,283

INCOME TAX EXPENSE ..............................................................             3,229             1,857
                                                                                      -------------     -------------

INCOME FROM CONTINUING OPERATIONS................................................             7,533             4,426

LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $3......................                --                (5)
                                                                                      -------------     -------------

NET INCOME.......................................................................     $       7,533     $       4,421
                                                                                      =============     =============

PER SHARE DATA:

     Income from continuing operations ..........................................     $       0.27      $        0.20
     Loss from discontinued operations...........................................                --                --
                                                                                      -------------     -------------

     BASIC EARNINGS PER SHARE ...................................................     $        0.27     $        0.20
                                                                                      =============     =============

     WEIGHTED AVERAGE BASIC COMMON SHARES

           OUTSTANDING...........................................................        27,665,746        21,719,046
                                                                                      =============     =============

     Income from continuing operations ..........................................     $       0.27      $        0.20
     Loss from discontinued operations...........................................                --                --
                                                                                      -------------     -------------

     DILUTED EARNINGS PER SHARE .................................................     $        0.27     $        0.20
                                                                                      =============     =============

     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING...........................................................        28,424,504        22,467,989
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                      -------------------------------
                                                                                           1998               1997
                                                                                      -------------      ------------
                                                                                        (UNAUDITED)         (UNAUDITED)
SERVICES ........................................................................     $     176,219      $    125,252
SALES............................................................................            10,763            12,985
                                                                                      -------------      ------------
                                                                                            186,982           138,237
OPERATING EXPENSES:
     Costs of services ..........................................................           129,883            97,597
     Costs of sales..............................................................             9,321            11,007
     General and administrative expenses ........................................             6,197             4,359
     Depreciation and amortization...............................................            11,013             7,069
     Other (income) expense, net.................................................               253              (210)
                                                                                      -------------     -------------
                                                                                            156,667           119,822

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE..............................................            30,315            18,415

INTEREST EXPENSE ................................................................             4,460             4,158
                                                                                      -------------     -------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME

      TAX EXPENSE................................................................            25,855            14,257

INCOME TAX EXPENSE ..............................................................             7,757             4,168
                                                                                      -------------     -------------

INCOME FROM CONTINUING OPERATIONS................................................            18,098            10,089

LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $93 and $114
     in 1998 and 1997, respectively..............................................              (217)             (264)

LOSS ON DISPOSITION OF DISCONTINUED OPERATIONS, net of tax

     benefit of $1,446...........................................................            (3,374)               --
                                                                                      --------------    -------------

NET INCOME.......................................................................     $      14,507     $       9,825
                                                                                      =============     =============

PER SHARE DATA:

     Income from continuing operations ..........................................     $        0.70     $        0.46
     Loss from discontinued operations...........................................             (0.01)            (0.01)
     Loss on disposition of discontinued operations .............................             (0.13)               --
                                                                                      --------------    -------------

     BASIC EARNINGS PER SHARE ...................................................     $        0.56     $        0.45
                                                                                      =============     =============

     WEIGHTED AVERAGE BASIC COMMON SHARES

           OUTSTANDING...........................................................        25,773,374        21,700,640
                                                                                      =============     =============

     Income from continuing operations ..........................................     $        0.68     $        0.45
     Loss from discontinued operations...........................................             (0.01)            (0.01)
     Loss on disposition of discontinued operations .............................             (0.13)               --
                                                                                      --------------    -------------


     DILUTED EARNINGS PER SHARE .................................................     $        0.54     $        0.44
                                                                                      =============     =============

     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING...........................................................        26,626,688        22,264,078
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                             NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                        --------------------------
                                                                                           1998             1997
                                                                                        -----------     -----------
                                                                                        (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..................................................................       $    14,507    $      9,825
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
         Loss on sale of discontinued operations.................................             4,820              --
         Depreciation and amortization...........................................            11,013           7,295
         Gain on sale of fixed assets............................................              (391)            (40)
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable..............................             6,702          (8,850)
         Increase in inventories.................................................            (3,216)         (1,826)
         Decrease (increase) in prepaid expenses.................................            (1,028)          2,297
         Decrease in accounts payable............................................            (5,287)         (9,582)
         Increase (decrease) in other accrued expenses...........................            (4,304)          1,285
         Decrease in other long-term liabilities.................................           (15,773)           (377)
         Other ..................................................................            (1,383)          3,347
                                                                                        -----------     -----------
              Net cash provided by operating activities .........................             5,660           3,374
                                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................           (12,162)        (10,434)
     Proceeds from sale of fixed assets..........................................             4,226             286
     Acquisition of Owen Oil Tools, Inc., net of cash............................           (44,003)             --
     Acquisition of PETRAK GROUP S.A., net of cash...............................            (4,225)             --
     Acquisition of Jaex S.A. de C.V, net of cash................................           (10,016)             --
     Sale of discontinued operations.............................................             4,114              --
     Acquisition of Scott Pickford plc, net of cash..............................                --         (15,023)
     Acquisition of Saybolt International B.V., net of cash......................                --         (62,987)
                                                                                        -----------     -----------
         Net cash used in investing activities...................................           (62,066)        (88,158)
                                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt .................................................           (12,268)        (18,578)
     Borrowings under long-term debt ............................................            13,026         110,637
     Payments on short-term debt.................................................              (318)             --
     Issuance of stock for Owen Oil Tools, Inc...................................            44,010              --
     Issuance of stock for PETRAK GROUP S.A......................................             4,400              --
     Issuance of stock for Jaex S.A. de C.V......................................            10,400              --
     Exercise of stock options...................................................             1,569             185
     Other.......................................................................                22          (1,632)
                                                                                        -----------     -----------
         Net cash provided by financing activities...............................            60,841          90,612
                                                                                        -----------     -----------
NET INCREASE IN CASH.............................................................             4,435           5,828
CASH, beginning of period........................................................            10,510           2,935
                                                                                        -----------     -----------
CASH, end of period..............................................................       $    14,945     $     8,763
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION AND ESTIMATES

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Balance sheet information as of December 31, 1997, has been taken from the 1997 annual audited financial statements. Certain 1997 items have been reclassified to conform with the 1998 presentation. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The statement requires (a) classification of items of other comprehensive income by their nature in the financial statement and (b) display of the accumulated balance of other comprehensive income separate from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Based on current circumstances, the statement is not expected to have a material effect on the Company's financial condition and results of operations.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments in annual financial statements and requires that selected information be reported about the operating segments in interim financial reports issued to the shareholders. It also establishes standards for related disclosure about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997; however, this statement does not require that segment information be reported in financial statements for interim periods in the initial year of application.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The SFAS establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The SFAS requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 and early adoption is permitted. Based on current circumstances, the statement is not expected to have a material effect on the Company's financial condition and results of operations.


2.   ACQUISITIONS

OWEN ACQUISITION

     On June 30, 1998, the Company acquired all of the outstanding stock of Owen Oil Tools, Inc. ("Owen") in a stock-for-stock transaction, which has been accounted for as a purchase. The transaction resulted in an allocation of approximately $44.0 million of goodwill, which will be amortized over a 40-year period. The Company issued approximately 2,277,000 shares of its common stock for the privately held Fort Worth, Texas based company. Owen and its subsidiaries provide well completion and stimulation technologies to the petroleum industry.

PETRAK ACQUISITION

     On July 31, 1998, the Company acquired all of the outstanding shares of PETRAK Group S.A., ("Petrak"), a privately held company based in Zug, Switzerland. The Company issued approximately 263,000 shares in exchange for all of the shares of Petrak and has accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $4.0 million of goodwill, which will be amortized over a 40-year period. Petrak specializes in characterizing crude oil and providing related services.

JAEX ACQUISITION

     On August 31, 1998, the Company acquired all of the remaining shares of Jaex S.A. de C.V. ("Jaex") that it did not already own through its acquisition of Owen. Core previously owned 50.00098 percent of Jaex, a Mexico based provider of well completion and stimulation technologies to the petroleum industry. The Company issued approximately 765,000 shares in exchange for the remaining interest of Jaex and has accounted for the acquisition using the purchase method of accounting. The transaction resulted in an allocation of approximately $8.6 million of goodwill, which will be amortized over a 40-year period.

     The purchase price allocations of Owen, Petrak and Jaex have been completed on a preliminary basis, thus, as additional information concerning the value of the assets acquired and liabilities assumed becomes known, additional adjustments will be made to the purchase price allocations included in the accompanying financial statements.


3.   DISPOSITION OF DISCONTINUED OPERATIONS

     On April 8, 1998, the Company sold the assets of its two packaged analyzer units for $4.1 million. The Company recorded a loss on disposition of $3.4 million net of tax in the second quarter of 1998.

Accordingly, the results of operations for the units are segregated from continuing operations and prior period operating results have been restated to reflect discontinued operations. Revenues for the discontinued operations were $1.4 and $8.2 million for the nine month period ended September 30, 1998 and the corresponding period in the prior year, respectively. In the three month period ending September 30, 1998, and the corresponding period in the prior year, revenues were nil and $2.6 million, respectively.


4.  PRO FORMA INFORMATION

     Unaudited pro forma revenues, income from continuing operations and income from continuing operations per share, assuming that the acquisition of Owen had been consummated at January 1, 1997, are summarized as follows (in thousands, except per share data):

                                                                 NINE MONTHS      NINE MONTHS     YEAR ENDED
                                                                 SEPTEMBER 30,    SEPTEMBER 30    DECEMBER 31,
                                                                    1998             1997             1997
                                                                 -----------      -----------    ------------
                                                                  (UNAUDITED)      (UNAUDITED)    (UNAUDITED)
         Revenues ............................................   $   214,016      $   169,062      $  222,257
         Income from continuing operations....................   $    19,402      $    11,136      $   15,960
         Basic income per share from continuing operations ...   $      0.75      $      0.51      $     0.63
         Diluted income per share from continuing operations..   $      0.73      $      0.50      $     0.61


5.  INVENTORIES

     Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                         1998              1997
                                                                                      -----------     ------------
                                                                                       (UNAUDITED)     (UNAUDITED)
         Parts and materials.....................................................     $    14,202     $      4,558
         Work in process.........................................................           1,690            7,915
                                                                                      -----------     ------------
                  Total .........................................................     $    15,892     $     12,473
                                                                                      ===========     ============


6.   INTANGIBLES AND GOODWILL

     Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives, which range from 5 to 40 years. Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess purchase price over the fair market value of net assets acquired for acquisitions accounted for as purchases. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of intangibles and goodwill may warrant revision or that the remaining balance of intangibles and goodwill may not be recoverable by determining whether the carrying amount of the intangible assets can be recovered through projected undiscounted future cash flows over the remaining amortization period. In conjunction with the second quarter 1998 sale of discontinued operations, the Company included a write-off of goodwill as part of the loss to those operations.


7.   LONG-TERM DEBT

     Long-term debt at September 30, 1998 and December 31, 1997 is summarized in the following table (in thousands):

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                         1998              1997
                                                                                      -----------     ------------
                                                                                       (UNAUDITED)      (AUDITED)
     Credit Facility with a bank group:
         $70,000 term loan facility..............................................     $    70,467     $     70,000
         $55,000 revolving debt facility.........................................          11,000               --
     Loan Notes   ...............................................................           1,122            1,165
     Other indebtedness..........................................................             203            2,533
                                                                                      -----------     ------------
              Total debt ........................................................          82,792           73,698
         Less-- current maturities...............................................           9,427            3,077
                                                                                      -----------     ------------
                  Total long-term debt...........................................     $    73,365     $     70,621
                                                                                      ===========     ============

     In May 1997, the Company entered into a Credit Facility which provides for
(i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a U.S. dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At September 30, 1998, approximately $44.0 million was available for borrowing under the revolving credit facility. Loans under the Credit Facility generally bear interest from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal payments beginning March 31, 1999, with the final payment due June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Credit Facility require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements.

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

8.   SUBSEQUENT EVENTS


INTEGRA ACQUISITION

     On October 28, 1998, the Company acquired all of the outstanding shares of Integra Geoservices, Inc. ("Integra"), a privately held Calgary, Alberta company. The transaction will be accounted for using the purchase method of accounting. Core issued approximately 86,000 shares in exchange for all of the outstanding shares of Integra. Intergra provides geophysical seismic processing used to characterize and describe petroleum reservoirs.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

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

GENERAL

     Core Laboratories N.V. ("Core Laboratories" or the "Company") was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement, and reservoir management and reservoir monitoring services for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. The Company's customers include major, national, and independent oil and gas producers. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation, which complement its services operations. Core Laboratories currently operates over 70 facilities in over 50 countries and has approximately 3,900 employees.

RECENT DEVELOPMENTS

DISPOSITION OF DISCONTINUED OPERATIONS

     On April 8, 1998, the Company sold the assets of its two packaged analyzer units for $4.1 million. The Company recorded a loss on disposition of $3.4 million net of tax in the second quarter of 1998. Accordingly, the results of operations for the units are segregated from continuing operations and prior period operating results have been restated to reflect discontinued operations. Revenues for the discontinued operations were $1.4 and $8.2 for million for the nine month period ended September 30, 1998 and the corresponding period in the prior year, respectively. In the three month period ending September 30, 1998 and the corresponding period in the prior year revenues were nil and $2.6 million, respectively.

OWEN ACQUISITION

     On June 30, 1998, the Company acquired all of the outstanding stock of Owen Oil Tools, Inc. ("Owen") in a stock-for-stock transaction, which has been accounted for as a purchase. The transaction resulted in an allocation of approximately $44.0 million of goodwill, which will be amortized over a 40-year period. The Company issued approximately 2,277,000 shares of its common stock for the privately held Fort Worth, Texas based company. Owen and its subsidiaries provide well completion and stimulation technologies to the petroleum industry.

PETRAK ACQUISITION

     On July 31, 1998, the Company acquired all of the outstanding shares of PETRAK Group S.A., ("Petrak"), a privately held company based in Zug, Switzerland. The Company issued approximately 263,000 shares in exchange for all of the shares of Petrak and has accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $4.0 million of goodwill, which will be amortized over a 40-year period. Petrak specializes in characterizing crude oil and providing related services.

JAEX ACQUISITION

     On August 31, 1998, the Company acquired all of the remaining shares of Jaex S.A. de C.V. ("Jaex") that it did not already own through its acquisition of Owen. Core previously owned 50.00098 percent of Jaex, a Mexico based provider of well completion and stimulation technologies to the petroleum industry. The Company issued approximately 765,000 shares in exchange for the remaining interest of Jaex and has accounted for the acquisition using the purchase method of accounting. The transaction resulted in an allocation of approximately $8.6 million of goodwill, which will be amortized over a 40-year period.

     The purchase price allocations of Owen, Petrak and Jaex have been completed on a preliminary basis, thus, as additional information concerning the value of the assets acquired and liabilities assumed becomes known, additional adjustments will be made to the purchase price allocations included in the accompanying financial statements.


RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's consolidated income statements for the periods indicated:

                                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                                         ------------------------           -----------------------
                                                              PERCENTAGE OF                      PERCENTAGE OF
                                                              TOTAL REVENUE                      TOTAL REVENUE
                                                         ------------------------           -----------------------

                                                            1998          1997                 1998          1997
                                                         ----------    ----------           ----------    ---------
Services ............................................          95.6          91.9                 94.2          90.6
Sales  ..............................................           4.4           8.1                  5.8           9.4
                                                         ----------    ----------           ----------    ----------
                                                              100.0         100.0                100.0         100.0
Operating expenses:
     Cost of services ...............................          71.0 *        76.9 *               73.7 *        77.9 *
     Cost of sales  .................................          86.0 *        88.3 *               86.6 *        84.8 *
     General and administrative expenses.............           3.3           3.1                  3.3           3.2
     Depreciation and amortization...................           6.4           5.2                  5.9           5.1
     Other (income) expense, net.....................           1.0            --                   --            --
                                                         ----------    ----------           ----------    ----------
                                                               82.4          85.7                 83.8          86.7
Income from continuing operations before
  interest  expense and income tax expense...........          17.6          14.3                 16.2          13.3
Interest expense.....................................           2.3           4.0                  2.4           3.0
                                                         ----------    ----------           ----------    ----------
Income from continuing operations before
   income tax expense................................          15.3          10.3                 13.8          10.3
Income tax expense...................................           4.6           3.0                  4.1           3.0
                                                         ----------    ----------           ----------    ----------
Income from continuing operations....................          10.7           7.3                  9.7           7.3
                                                         ==========    ==========           ==========    ==========

*    Percentage based on applicable segment revenue, and not total revenue.

     Total revenue for the nine months ended September 30, 1998 was up 35% to $187 million. Total revenue from continuing operations for the third quarter 1998 was $70 million, an increase of $10 million from the same period last year. Increased demand for the Company's production related services and its recent acquisitions accounted for the increases.

     Cost of services as a percentage of service revenue for the three and nine months ended September 30, 1998 decreased compared to the corresponding periods in 1997 primarily due to improved operating efficiencies.

     Cost of sales as a percentage of sales revenue for three and nine months ended September 30, 1998 increased compared to the corresponding periods in 1997 due to the sale of lower margin products.

     General and administrative expenses for the quarter and nine months ended September 30, 1998 increased $0.4 million and $1.8 million respectively, as compared to the corresponding periods in 1997. The increases were primarily a result of increased personnel costs attributable to the Company's growth. However, as a percentage of sales, general and administrative expenses calculate to 3.3% as a result of the Company's ongoing program to maintain tight control over expenses.

     Depreciation and amortization expense for the three and nine month periods ended September 30, 1998 increased $1.3 and $3.9 million, respectively, as compared to a year ago, primarily due to the inclusion of depreciation and amortization from acquisitions in 1997, as well as from its acquisitions in the current year.

     Interest expense for the three months ended September 30, 1998 decreased $0.8 million as compared to 1997. For the nine months ended September 30, 1998, interest expense increased $0.3 million as compared to 1997. This increase is primarily due to additional borrowings used to finance the aforementioned acquisitions.

     The Company's effective income tax rate was approximately 30.0% for the three months and nine months ended September 30, 1998 as compared to 29.6% and 29.2% for three months and nine months ended September 30, 1997, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the nine month period ended September 30, 1998 the Company had operating cash flow of $5.7 million as compared to $3.4 million for the corresponding period in 1997. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

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

     On August 18, 1998, Saybolt, Inc. agreed to plead guilty in federal court to violations of the federal Clean Air Act and the Foreign Corrupt Practices
Act which occurred prior to the Company's acquisition of Saybolt. Under the plea agreement reached among Saybolt, the U.S. Department of Justice and the United States Attorneys for the districts of Massachusetts, New Jersey, and Connecticut, Saybolt will pay $4.9 million in fines and be placed on probation for five years. The fines are being paid out of funds specifically set aside in escrow for contingencies from Saybolt stockholders at the time of the acquisition.

     Core Laboratories acquired Saybolt's Dutch parent in May of 1997. The violations occurred between October 1994 and December of 1996. Saybolt believes that these penalties will have no material adverse effect on its operations and that all of its material licenses will remain in full force and effect.


ITEM 2.  CHANGES IN SECURITIES.

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     To address the Year 2000 issues Core Laboratories, through its Year 2000 Committee, has enacted a plan of readiness to ensure that its internal computer system, software and equipment, as well as third party systems will be Year 2000 compliant.

     The committee has identified five phases to achieve its state of readiness. They include: (i) identification, (ii) education, (iii) remediation,
(iv) implementation and testing and, (v) reassessment.

     The identification phase involves a company wide assessment of the software applications and hardware used. The majority of all applications and hardware are already compliant. The few that are not will be remediated. The Company believes that the majority of this phase has been completed. However, the Company realizes that identification is a continual process and must be reassessed at various intervals throughout.

     The education phase includes communicating a formal policy to all employees and ensuring that they are reaching out to all third parties whose operations are material to the company. This phase has been implemented and will be reassessed throughout the life of the project.

     The remediation phase includes the modification of those applications and hardware that are not compliant. The Company has purchased the latest release of its financial application software at a cost of $2.5 million including implementation. Although the decision to use the new software was not Year
2000 driven, the timing will enable the identified field offices, which are currently noncompliant, to migrate to the new software by the first quarter of 1999. Certain field offices relying on a variety of internal software have also been instructed to convert to Year 2000 compliant software. The software has been identified and is in the process of being purchased. This software is expected to cost $1.0 million. The remediation phase also involves converting relationships with third parties that are noncompliant to those who are compliant.

     Due to the dynamics of the Year 2000 issues, the Company's Year 2000 project is in a continual state of reassessment. The goal of the Year 2000 project is to ensure that all critical functions of the Company remain functional; however, the Company acknowledges that a lapse in inter-connected third party functions or a lapse within its own internal assessment could pose risks in its operational as well as financial abilities. These functions include but are not limited to revenue collection and cash disbursement, as well as banking transactions. To remedy this, the Company has a contingency plan, which involves off-site storage and a hot site for business recovery. The Company is currently assessing any other Year 2000 compliance failures that may occur and how they may be incorporated into the contingency plan.

     While the total cost of the Year 2000 Project is still being considered, the Company does not anticipate that future costs associated with potential Year 2000 compliance issues will have a material adverse impact on its consolidated financial position or results of operations. However, at this time, the Company cannot conclude definitively that a failure of the either the Company or of a third party to achieve Year 2000 compliance will not adversely affect the Company. The Company relies on internally generated funds to execute the Year 2000 Project.

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


                                    CORE LABORATORIES N.V.
                                    by:  Core Laboratories International B.V.



Dated:   November 13, 1998          By: /s/  Richard L. Bergmark
                                       ----------------------------------------
                                       Richard L. Bergmark
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer and
                                       Chief Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
    27.1            Financial Data Schedule                 Filed Herewith