Form 10-K405
period 1998-12-31
CORE LABORATORIES N V
filed 1999-03-31
CIK 1000229

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
         (Mark One)
             X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            --- EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            --- SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ______________

                         Commission File Number 0-26710

                             CORE LABORATORIES N.V.
             (Exact name of Registrant as specified in its charter)

            THE NETHERLANDS                               NOT APPLICABLE
(State or other jurisdiction of incorporation            (I.R.S. Employer
            or organization)                             Identification No.)

            HERENGRACHT 424
           1017 BZ AMSTERDAM
            THE NETHERLANDS                               NOT APPLICABLE
(Address of principal executive offices)                     (Zip Code)

      Registrant's telephone number, including area code: (31-20) 420-3191


           Securities registered pursuant to Section 12(b) of the Act:


          Title of each class              Name of exchange on which registered
          -------------------              ------------------------------------
Common Shares, NLG 0.03 Par Value Per Share        New York Stock Exchange


            Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

   As of March 24, 1999, the number of common shares outstanding was 29,390,784. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $544,146,859.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                                                            PART OF 10-K
--------
1.   Proxy statement to be filed pursuant to Regulation 14A under the Securities
     Exchange Act of 1934 with respect to the 1999 annual meeting of shareholders. PART III

================================================================================

                             CORE LABORATORIES N.V.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----

                                     PART I

Item 1.   Business...................................................................................      1
Item 2.   Properties.................................................................................      7
Item 3.   Legal Proceedings .........................................................................      8
Item 4.   Submission of Matters to a Vote of Security Holders  ......................................      8

                                     PART II

Item 5.   Market for the Common Shares and Related Shareholder Matters  .............................      9
Item 6.   Selected Financial Data  ..................................................................     10
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .....     11
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk ................................     15
Item 8.   Financial Statements and Supplementary Data................................................     17
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......     17

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.........................................     17
Item 11.  Executive Compensation.....................................................................     17
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................     17
Item 13.  Certain Relationships and Related Transactions.............................................     17

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................     18

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Core Laboratories N.V. (the "Company") was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services and sales for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. The Company has over 70 offices in more than 50 countries and has approximately 3,600 employees. The Company provides its services to the world's major, national and independent oil companies.

RECENT DEVELOPMENTS

         OWEN ACQUISITION

         On June 30, 1998, the Company acquired all of the outstanding stock of Owen Oil Tools, Inc. ("Owen"), a privately held company based in Texas. Owen and its subsidiaries provide well completion and stimulation technologies to the petroleum industry. The Company issued approximately 2,277,000 shares in exchange for all of the outstanding shares of Owen and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $41.5 million in goodwill, which is being amortized over a 40-year period.

         PETRAK ACQUISITION

         On July 31, 1998, the Company acquired all of the outstanding shares of PETRAK Group S.A. ("Petrak"), a privately held company based in Switzerland. Petrak specializes in characterizing reservoir fluids and their derivatives. The Company issued approximately 263,000 shares in exchange for all of the outstanding shares of Petrak and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $3.9 million in goodwill, which is being amortized over a 40-year period.

         JAEX ACQUISITION

         On August 31, 1998, the Company acquired all of the remaining shares of Jaex S.A. de C.V. ("Jaex"), a privately held company based in Mexico, that were not previously acquired through its acquisition of Owen. The Company previously owned 50.00098% of Jaex. Jaex provides well completion and stimulation technologies to the petroleum industry. The Company issued approximately 765,000 shares in exchange for the remaining interest of Jaex and accounted for the acquisition using the purchase method of accounting. The transaction resulted in an allocation of approximately $9.3 million in goodwill, which is being amortized over a 40-year period.

         INTEGRA ACQUISITION

         On October 28, 1998, the Company acquired all of the outstanding shares of Integra Geoservices, Inc. ("Integra"), a privately held company based in Canada. Integra provides specialized geophysical seismic processing services used to characterize and describe petroleum reservoirs. The Company issued approximately 86,000 shares in exchange for all of the outstanding shares of Integra and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $2.8 million in goodwill, which is being amortized over a 40-year period.

         THE ANDREWS GROUP ACQUISITION

         The Company acquired all of the outstanding shares of The Andrews Group International, Inc. and A.G.I. Mexicana, S.A. de C.V. on December 18, 1998 and December 11, 1998, respectively (collectively referred to as the "Andrews Group"). The Andrews Group provides specialized seismic data processing and interpretation services, as well as other geophysical, geological and engineering services. The Company issued approximately 715,000 shares in exchange for all of the outstanding shares of the Andrews Group and accounted for the transaction using the pooling-of-interests method of accounting. The Company's consolidated financial statements have been restated for all periods presented to include the financial position and results of operations of the Andrews Group.

         THRU-TUBING ACQUISITION

         On December 30, 1998, the Company acquired all of the outstanding shares of Thru-Tubing Technology, Inc. ("Thru-Tubing"), a privately held company based in Louisiana. Thru-Tubing manufactures downhole remedial products which complement Owen's well completion and stimulation technologies. The Company issued approximately 195,000 shares in exchange for all of the outstanding shares of Thru-Tubing and accounted for the transaction using the pooling-of-interests method of accounting. Thru-Tubing's results of operations for the year ended December 31, 1998 have been combined with those of the Company. The Company's consolidated financial statements for prior years were not restated due to immateriality.

         The purchase price allocations of Owen, Petrak, Jaex, and Integra are preliminary. As additional information concerning the value of the assets acquired and liabilities assumed becomes known, additional adjustments may be made to the purchase price allocations included in the accompanying financial statements. Management believes at this time that the preliminary purchase price allocation will not differ materially from the final allocation.

         DISPOSITION OF DISCONTINUED OPERATIONS

         In early 1998, the Company concluded that its package analyzer line of business was no longer strategic and made a decision to discontinue this product line. Subsequently, on April 8, 1998, the Company sold the majority of the net assets of its package analyzer business line for approximately $4.1 million in cash, resulting in a loss on sale of $1.3 million. Remaining net book value associated with the unsold assets of the package analyzer product line totaled approximately $3.5 million and was written down during 1998 to reflect estimated salvage value.

        The results of the package analyzer business line have been reported separately as discontinued operations in the Consolidated Statements of Operations. Prior year consolidated financial statements have been restated to present the package analyzer business line as discontinued operations.

EVENTS SUBSEQUENT TO YEAR-END

         ISOTAG ACQUISITION

         On January 7, 1999, the Company acquired receivables and certain fixed assets from Isotag Specialist, Inc. ("Isotag"), and its related company, Fred Calaway and Co. Both companies are privately held and based in Texas. Isotag provides fracture diagnostics and related services. The Company issued approximately 33,000 shares for the assets and will accounted for the transaction using the purchase method of accounting.

         GEOSCIENCE ACQUISITION

         On January 18, 1999 the Company entered into an agreement to acquire GeoScience Corp. for approximately $197 million in cash and stock. On March 23, 1999 the Company and GeoScience agreed to terminate the agreement. As part of the termination, the Company agreed to pay GeoScience $3 million through the cancellation of working capital advances previously made by the Company to GeoScience.

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

         DEVELOPMENT OF NEW TECHNOLOGIES, SERVICES AND PRODUCTS

         The Company's research and development strategy is designed to maintain and enhance its market leadership position in its principal businesses by emphasizing the development of technology, services and products to meet the needs of its customers, who are continually seeking to lower their costs of finding, developing and producing hydrocarbons. This strategy reflects the current industry trend towards increased utilization of advanced technologies to enhance the efficiency of oil field development, reduce the costs associated with production of known reserves, maximize the efficiency of secondary and tertiary recovery techniques, and reduce finding and development costs for new reserves. While the aggregate number of wells being drilled per year has remained relatively constant in recent years, oil and gas producers have increased expenditures on high-technology services that provide better reservoir descriptions which assist them in enhancing production, and improving the management of their reservoirs. They are also spending more on advanced reservoir rock and fluids analysis that assist in the development of more complete and comprehensive analyses of reservoir characteristics and hydrocarbon fluids. The Company intends to continue concentrating its efforts on technologies that enhance development and production efficiencies, as opposed to technologies related to the more volatile exploration sector of the oil and gas industry.

         INTERNATIONAL EXPANSION OF SERVICES AND PRODUCTS

         Another component of the Company's business strategy is to broaden the spectrum of services and products offered to its clients internationally. The Company plans to offer many of its services and products obtained through acquisitions through its over 70 facilities located in more than 50 countries. Management believes this integration will expand the markets served by Owen, Petrak, Jaex, Integra, the Andrews Group, Thru-Tubing, and other businesses acquired in the future.

         ACQUISITIONS

         The Company continually reviews potential acquisitions to add key technologies, enhance market presence or complement existing businesses. The Company's recent acquisitions reflect its desire to broaden the services offered to its clients.

         IMPACT OF BUSINESS STRATEGY

         The Company believes that the implementation of these strategies has contributed to the significant increase in income from continuing operations before interest expense and income tax to $39.8 million for the year ended December 31, 1998, from $29.8 million for the year ended December 31, 1997.

OPERATIONS

         The Company derives its revenues from services and sales to customers primarily in the oil and gas industry.

         The Company's business units have been aggregated into three reportable segments which provide products and services used for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. Disclosure relating to these business segments is included in the notes to the consolidated financial statements.

          o Reservoir Description: Encompasses the petrophysical characterization of petroleum reservoir rock and the phase behavior relationships of reservoir fluids and gases.

          o Production Enhancement: Includes field applications of proprietary technologies to maximize the efficiency and effectiveness of well completions, perforations, stimulations, and production.

          o Reservoir Management: Combines and integrates data sets from reservoir description and production enhancement services to maximize daily hydrocarbon production and recovery from a well or field.

         The Company offers its services worldwide through over 70 facilities located in more than 50 countries. Services accounted for approximately 87%, 92% and 91% of the Company's total revenues from continuing operations for the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

         The Company currently offers its products worldwide through four manufacturing facilities. Sales revenue accounted for approximately 13%, 8%, and 9% of the Company's total revenues from continuing operations for the fiscal years ended December 31, 1998, 1997 and 1996, respectively.

         The sales backlog at December 31, 1998 was approximately $8.6 million, compared with $4.9 million at December 31, 1997.

         RESERVOIR DESCRIPTION

         Most commercial oil and gas fields consist of porous and permeable reservoir rocks that contain natural gas, crude oil and water. Due to the density differences of the fluids, natural gas caps the field and overlies an oil layer, which overlies the water. The Company provides services that characterize the porous reservoir rock and all three reservoir fluids.

         The Company analyzes samples of reservoir rocks for their porosity, which determines reservoir storage capacity, and for their permeability, which defines the ability of the rock to permit fluid flow. These fundamental and basic measurements are used to determine how much oil and gas are present in a reservoir and the rates at which the hydrocarbons can be produced. Other important data sets provided by the Company to characterize the reservoir rocks are resistivity measurements to enhance the value of wireline data and acoustic velocity determinations that facilitate seismic data processing and interpretation.

         The economic value of the oilfield is the oil and natural gas that can be recovered from the porous rock network. The Company characterizes the properties of the oil and gas so that the maximum quantity of hydrocarbons is mobilized in the reservoir and is produced to the surface.

         The more completely oil companies understand the properties of their oilfields' reservoir systems, the more oil and gas these fields should ultimately produce. Incremental barrels of production generate additional cash flow which may, in turn, be reinvested in other oil production projects.

         PRODUCTION ENHANCEMENT

         The Company data describing the reservoir system are used by oil company engineers, geologists and geophysicists to enhance hydrocarbon production so that it will exceed the 40% average oilfield recovery factor. Two production-enhancement methods commonly used are (1) hydraulic fracturing of the reservoir rock to improve flow and (2) flooding the field with water, carbon dioxide, or hydrocarbon gases to force more oil and gas to the wellbore. The Company's technologies play a key role in the success of both methods.

         The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a gel slurry into the reservoir zone at extremely high pressures. This forces fractures to open in the rock and "props" the fractures open so that reservoir fluids can flow to the production wellbore.

         The Company data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, the Company's testing indicates whether the gel slurry is compatible with the reservoir fluids so that damage does not occur to the porous rock network. In addition, the Company's proprietary ZeroWash(TM) tracer technology is used to determine if the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

         Many oilfields today are hydraulically fractured and flooded to maximize hydrocarbon recovery. The Company conducts dynamic flow tests of the reservoir fluids through the reservoir rock, at actual reservoir pressure and temperature, to realistically simulate the actual flooding of a producing zone. The Company uses patented technologies, such as the Company's Saturation Monitoring by the Attenuation of X-rays (SMAX(TM)), to help design the enhanced recovery project. After the field flood is initiated, the Company is often involved in monitoring the progress of the flood to ensure the maximum number of incremental barrels is produced.

         RESERVOIR MANAGEMENT

         Reservoir description and production enhancement data sets, when applied across an entire oilfield, are used to maximize daily production and the ultimate total recovery from the reservoir. The Company's teams of geophysicists, geologists and engineers are involved in numerous large-scale reservoir management projects, applying proprietary and state-of-the-art techniques from the earliest phases of a field development program until the last producible barrel of oil is recovered.

         These projects are of increasing importance to oil companies, especially when oil and natural gas prices are low. The incremental barrel, which is the lowest cost barrel in the reservoir, is the most profitable for oil companies. Producing incremental barrels increases our clients' cash flows which may create future opportunities for the Company.

MARKETING AND SALES

         The Company markets and sells its services and products through a combination of print advertising, technical seminars, trade shows, and sales representatives. Print advertising is placed on a regular basis in trade and technical magazines that target the Company's customers. Direct sales and marketing are carried out by the Company's sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where the Company does not have offices.

RESEARCH AND DEVELOPMENT

         The market for the Company's products and services is characterized by changing technology. As a result, the Company's success is dependent upon its ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. The Company intends to continue committing substantial financial resources and effort to the development of new products and services. Ongoing research and development are an important part of the Company's services operations. The Company has in the past committed significant resources to research and development and anticipates that it will continue to do so in the future. Over the years, the Company has made a number of technological advances, including the development of key technologies utilized in the Company's operations. Substantially all of the new technologies have resulted from requests and guidance from the Company's clients, especially major oil companies.

PATENTS AND TRADEMARKS

         The Company believes its patents, trademarks and other intellectual property rights are an important factor in maintaining its technological advantage. Typically, the Company will seek to protect its intellectual technology in all jurisdictions where the Company believes the cost of such protection is warranted. While certain key technologies have been patented by the Company, it has not patented all of its proprietary technology even where regarded as patentable. In addition to patents, the Company protects its trade secrets through confidentiality agreements with its employees and its customers. Although the Company's patents are considered important to its operations, no one patent is considered essential to its success.

INTERNATIONAL OPERATIONS

         The Company operates over 70 facilities in more than 50 countries. The Company's non-U.S. operations accounted for approximately 54%, 55%, and 35% of the Company's revenues from continuing operations during the fiscal years ended December 31, 1998, 1997 and 1996, respectively. The Company's business is subject to various risks beyond its control, such as instability of foreign economies and governments, currency fluctuations, overlap of different tax structures, and changes in laws and policies affecting trade and investment. Any of such factors may cause facilities in some countries to become unprofitable, possibly resulting in the closing of such facilities. The Company attempts to limit its exposure to foreign currency fluctuations by limiting the amount in which its foreign contracts are denominated in a currency other than U.S. dollars to an amount generally equal to expenses expected to be incurred in such foreign currency. The Company has not historically engaged in and does not currently intend to engage in any significant hedging or currency-trading transactions designed to hedge against adverse currency fluctuations.

ENVIRONMENTAL REGULATION

         The Company's operations use many chemicals and gases and is therefore subject to a variety of federal, state, local and foreign laws and regulations related to the use, storage, discharge and disposal of such chemicals and gases and other emissions and wastes. Consistent with the Company's quality assurance and control principles, the Company has established proactive environmental policies with respect to the handling and disposal of such chemicals, gases, emissions and waste materials from its operations. The Company has engaged outside consultants to audit its environmental activities and has implemented health and safety education and training programs. The Company has not suffered material environmental claims in the past. Management believes that the Company's operations are currently in compliance with applicable environmental laws and regulations, and that continued compliance with existing requirements will not have a material adverse effect on the Company. However, public interest in the protection of the environment has increased dramatically in recent years and the Company anticipates that the trend toward more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require increased capital expenditures or operating expenses by the Company.

COMPETITION

         The businesses in which the Company engages are competitive. Some of the Company's competitors are divisions or subsidiaries of companies that are larger and have greater financial and other resources than the Company. While no one company competes with the Company in all of its product and service lines, the Company faces competition in these lines, primarily from independent, regional companies. The Company competes in different product and service lines to various degrees on the basis of price, technical performance, availability, quality, and technical support. The Company's ability to compete successfully depends on elements both within and outside of its control, including successful and timely development of new products and services, performance and quality, customer service, pricing, industry trends, and general economic trends.

RELIANCE ON THE OIL AND GAS INDUSTRY

         The Company's business and operations are substantially dependent upon the condition of the global oil and gas industry. Future downturns in the oil and gas industry, or in the oil field services business, may have a material adverse effect on the financial condition or results of operations of the Company.

         The oil and gas industry is highly cyclical and has been subject to significant economic downturns at various times as a result of numerous factors affecting the supply of and demand for oil and natural gas, which include the level of capital expenditures of the oil and gas industry; the level of drilling activity; the level of production activity; market prices of oil and gas; worldwide economic conditions; interest rates and the cost of capital; environmental regulations; tax policies; political requirements of national governments; coordination by the Organization of Petroleum Exporting Countries ("OPEC"); cost of producing oil and natural gas; and technological advances.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 3,600 employees. The Company does not have any material collective bargaining agreements and considers relations with its employees to be good.


ITEM 2. PROPERTIES

         Currently, the Company has over 70 facilities (totaling more than one million square feet) in more than 50 countries. In these locations, the Company typically leases the office facilities. The Company serves its worldwide customers through six advanced technology centers ("ATC's") which are located in Dallas,

Texas; Calgary, Canada; Jakarta, Indonesia; Kuala Lumpur, Malaysia; Aberdeen, United Kingdom; and Maracaibo, Venezuela. The ATC's are supported by over 50 regional specialty centers located throughout the global energy producing provinces. The Company's facilities are adequately utilized for current operations and should accommodate future growth.


ITEM 3. LEGAL PROCEEDINGS

         The Company may from time to time be subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or future results of operations of the Company.

         On August 18, 1998, Saybolt, Inc. ("Saybolt") agreed to plead guilty in federal court to criminal violations of the federal Clean Air Act and the Foreign Corrupt Practices Act which occurred between October 1994 and December 1996, prior to the Company's acquisition of Saybolt. Under the plea agreement reached between Saybolt, the U.S. Department of Justice and the United States Attorneys for the districts of Massachusetts, New Jersey, and Connecticut, Saybolt agreed to pay $4.9 million in fines and agreed to be placed on probation for five years. The fines were paid out of funds specifically set aside in escrow for contingencies from the Saybolt selling stockholders at the time of the acquisition. The Company acquired Saybolt's Dutch parent in May of 1997. The Company believes that these penalties will have no material adverse effect on Saybolt's financial position or results of operations and it also believes that Saybolt's testing licenses will remain in full force and effect. The government has informed Saybolt that the criminal investigations against Saybolt have ended.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE COMMON SHARES AND RELATED SHAREHOLDER MATTERS

PRICE RANGE OF COMMON SHARES

         The Company's common shares trade on the New York Stock Exchange ("NYSE") under the symbol "CLB". The following table sets forth for the periods indicated, the range of high and low sales prices per share of the common shares as reported by NYSE unless otherwise noted.

                                                                                              HIGH             LOW
                                                                                              ----             ---
                                              1998
          First Quarter (a).......................................................          25 1/4          14 7/8
          Second Quarter (a)......................................................          30 1/4          20 7/8
          Third Quarter...........................................................          28 1/4          11 5/8
          Fourth Quarter..........................................................          25 1/2          13 5/8

                                              1997
          First Quarter (a)(b)....................................................          11               8 3/8
          Second Quarter (a)(b)...................................................          13 1/16          8 3/16
          Third Quarter (a)(b)....................................................          18 7/16         12
          Fourth Quarter (a)(b)...................................................          22 7/8          13 3/4

         (a) The Company's common shares traded on Nasdaq National Market prior to July 10, 1998.

         (b) Prices have been restated to reflect a split in the number of shares in December 1997.


         On March 24, 1999 the closing price, as quoted by NYSE, was $23 3/16 per share. As of March 24, 1999, there were 29,390,784 common shares held by approximately 285 record holders and approximately 15,870 beneficial holders.

DIVIDEND POLICY

         The Company has never paid dividends on its common shares and currently has no plans to pay dividends on the common shares. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Company's Supervisory Board and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Supervisory Board deems relevant. Because the Company is a holding company that conducts substantially all of its operations through subsidiaries, the ability of the Company to pay cash dividends on the common shares is dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company and on the terms and conditions of its existing and future credit arrangements as may exist from time to time. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RECENT ISSUANCE OF UNREGISTERED SECURITIES

         On December 31, 1996, the Company issued approximately 2,200,000 common shares in exchange for substantially all of the outstanding stock of ProTechnics Company.

         On December 29, 1997, the Company issued approximately 459,000 shares in exchange for all of the outstanding stock of Stim-Lab Inc.

         Disclosure related to current year issuances are included in the "Recent Developments" discussion in Item 1. With respect to the shares issued in each acquisition discussed in this section and in Item 1, the Company relied on exemption from registration under Section 4(2) on Regulation S of the Securities Act of 1933.


ITEM 6. SELECTED FINANCIAL DATA

         The following table sets forth selected historical consolidated financial data for the periods indicated. Prior year financial data has been restated to properly reflect discontinued operations and the pooling-of-interest acquisition of the Andrews Group. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements included elsewhere herein:



                                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------
                                                 1998             1997             1996             1995             1994
                                             ------------     ------------     ------------     ------------      ------------
STATEMENT OF OPERATIONS DATA:                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
SERVICES AND SALES                           $    286,203     $    229,134     $    111,353     $     88,320      $     35,957
INCOME (LOSS) FROM CONTINUING
      OPERATIONS                                   23,603           14,940            6,657            3,291            (1,060)
LESS - NET INCOME APPLICABLE TO
      PREFERRED LOAN STOCK                           --               --               --               (334)             (113)
                                             ------------     ------------     ------------     ------------      ------------
INCOME FROM CONTINUING
      OPERATIONS APPLICABLE TO
      COMMON SHARES                          $     23,603     $     14,940     $      6,657     $      2,957      $     (1,173)
                                             ============     ============     ============     ============      ============
BASIC PER SHARE DATA:
   Income from continuing operations         $       0.86     $       0.63     $       0.31     $       0.16      $      (0.19)
                                             ============     ============     ============     ============      ============
   Weighted average common
         shares outstanding                    27,329,364       23,970,641       21,899,500       17,871,271         6,095,511
                                             ============     ============     ============     ============      ============
DILUTED PER SHARE DATA:
   Income from continuing operations         $       0.84     $       0.61     $       0.30     $       0.16      $      (0.19)
                                             ============     ============     ============     ============      ============
   Weighted average common
         shares outstanding                    28,122,468       24,651,325       22,096,804       17,977,299         6,095,511
                                             ============     ============     ============     ============      ============


                                                                           YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------------------------------------------
                                                 1998             1997             1996             1995             1994
                                             ------------     ------------     ------------     ------------      ------------
BALANCE SHEET DATA:
Working capital..........................    $     65,220     $     50,992     $     18,027     $     18,274      $     15,725
Total assets.............................         348,608          249,536           92,342           81,312            68,219
Long-term debt, including current                  86,593           74,177           16,784           19,716            32,010
maturities...............................
Redeemable preferred stock...............              --               --               --               --             7,500
Shareholders' equity.....................         196,968          113,590           47,566           39,897            14,009

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the information contained or incorporated by reference in this document is forward-looking in nature. All statements included or incorporated by reference in this document or made by management other than statements of historical fact are forward-looking statements. Any expectations based on these forward-looking statements are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

         o the continued expansion of services is dependent upon the Company's ability to continue to develop or acquire new and useful technology.

         o the improvement of margins is subject to the risk that anticipated synergies of existing and recently acquired businesses and future acquisitions will not be realized.

         o     the Company's dependence on one industry, oil and gas.

         o the industry risks related to the capital expenditure levels and the commodity prices for crude oil and natural gas.

         o the risks and uncertainties attendant to adverse industry, political, economic, and financial market conditions, including stock prices, government regulations, interest rates and credit availability.

         o     competition in the Company's markets.

         Should one or more of these risks or uncertainties materialize and should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated. These factors could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by or on behalf of Core Laboratories.

         The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

BUSINESS DEVELOPMENT

         The Company was established in 1936 and is a leading provider of proprietary and patented reservoir description, production enhancement and reservoir management services and sales for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. The Company provides its services to the world's major, national and independent oil companies.

         The Company plans to continue the expansion of its operations through
(i) continued development of proprietary hydrocarbon production enhancement technologies, services and products through client-driven research and development, (ii) expanded services and product lines offered throughout the Company's global infrastructure, and (iii) acquisition of complementary businesses that add key technologies or market presence and enhance existing products and services.

         The Company's recent research and development efforts have been directed primarily towards the development of new products and services.

         The Company's acquisition strategy is to continue to seek acquisitions of complementary businesses that add key technologies, enhance market presence and complement the Company's existing products and services. This strategy is exemplified by its most recent acquisitions of Owen, Petrak, Jaex, Integra, the Andrews Group, and Thru-Tubing.

RESULTS OF OPERATIONS

         The following table sets forth certain percentage relationships based on the Company's consolidated statements of operations for the periods indicated. The table for 1998 includes the results of operations of Owen beginning June 30, 1998, Petrak beginning July 31, 1998, Jaex beginning August 31, 1998 and Integra beginning October 28, 1998 (accounted for as purchases), the Andrews Group for all periods presented and Thru-Tubing for the year ended December 31, 1998 (accounted for as poolings-of-interests). All numbers have been restated to exclude results of discontinued operations.

                                                                                YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                       1998            1997              1996
                                                                    ----------      ----------       ----------
          Services                                                        87.2%           92.3%            91.0%
          Sales                                                           12.8             7.7              9.0
                                                                    ----------      ----------       ----------
                                                                         100.0           100.0            100.0
          Operating expenses:
             Costs of services*                                           77.9            79.6             83.1
             Costs of sales*                                              71.5            84.5             65.0
             General and administrative expenses                           3.0             2.6              3.2
             Depreciation and amortization                                 5.8             4.8              4.1
             Transaction costs associated with merger                     --              --                0.3
             Other income, net                                             0.3            (0.5)            (0.5)

          Income from continuing operations before interest
             expense and income tax                                       13.9            13.0             11.4
          Interest expense                                                 2.1             2.8              1.4
                                                                    ----------      ----------       ----------
          Income from continuing operations before
             income tax                                                   11.8            10.2             10.0
          Income tax expense                                               3.5             3.7              4.0
                                                                    ----------      ----------       ----------
          Income from continuing operations                                8.3%            6.5%             6.0%
                                                                    ==========      ==========       ==========

         *Percentage based on applicable segment revenue, rather than total revenue.


         YEARS ENDED DECEMBER 31, 1998 AND 1997

         Total revenue for 1998 was $286.2 million, an increase of 25% from $229.1 million in the prior year. This increase was primarily attributable to an overall increase in the demand for the Company's services and sales, in addition to the revenue derived from the businesses acquired in 1998.

         Costs of services as a percentage of service revenue decreased compared to the prior year, due to improved cost savings and efficiencies.

        Costs of sales as a percentage of sales revenue for the year ended 1998 decreased compared to the prior year, due to an increase in high margin product sales.

         General and administrative expenses increased $2.5 million in 1998 as compared to 1997 as a result of increased personnel costs attributable to the Company's growth. As a result of its ongoing program to manage general and administrative expenses, the Company has been able to maintain this ratio under 4%.

         Depreciation and amortization expense from continuing operations for 1998 increased to $16.5 million compared to $11.1 million in 1997 due primarily to increased capital expenditures, as well as the inclusion of depreciation and amortization from the businesses acquired during 1998.

         Interest expense decreased $0.5 million in 1998 as compared to 1997. The decrease was primarily attributable to reductions in long-term debt funded by proceeds from the equity offering in November 1997.

         YEARS ENDED DECEMBER 31, 1997 AND 1996

         Total revenue for 1997 was $229.1 million, an increase of 105.8% from $111.4 million in the prior year. This increase was primarily attributable to increased demand for reservoir description, production enhancement, and reservoir management services, as well as the inclusion of revenues from acquired businesses.

         Costs of services as a percentage of service revenue decreased compared to the prior year, due to improved costs savings and efficiencies.

         Cost of sales as a percentage of sales revenues for the year ended 1997 increased compared to the prior year due to sales of lower margin products.

         General and administrative expenses increased $2.4 million in 1997 to $6.0 million as a result of increased personnel costs attributable to the Company's growth. As a result of its ongoing program to manage general and administrative expenses, the Company has been able to maintain this ratio under 4%.

         Depreciation and amortization expense from continuing operations for 1997 increased to $11.1 million compared to $4.6 million in 1996 due primarily to increased capital expenditures, as well as the inclusion of depreciation and amortization from the acquired businesses.

         Interest expense increased $5.0 million in 1997 as compared to 1996. The increase was primarily due to additional borrowings used to finance the Company's 1997 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         On May 12, 1997, the Company entered into a Credit Facility, which provides for (i) a term loan of $55 million, (ii) a term loan denominated in British pounds having an initial U.S. dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million and (iv) a Netherlands guilder denominated revolving debt facility with an initial U.S. dollar equivalency of $5 million. At December 31, 1998 approximately $40 million was available for borrowing under the revolving debt facilities. Loans under the Credit Facility will generally bear interest ranging from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal payments beginning March 31, 1999 with the final principal payment due June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Credit Facility require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements. All of the Company's material subsidiaries are guarantors or co-borrowers under the Credit Facility.

         As part of the purchase of Scott Pickford in March 1997, the Company issued unsecured loan notes in lieu of cash consideration for the outstanding shares of Scott Pickford. The loan notes bear interest payable semi-annually, at the rate of LIBOR less 1.0% per annum. Holders of the loan notes have the right to redeem the loan notes at par on each interest payment date. Unless previously redeemed or purchased, the loan notes are to be redeemed at par on June 30, 2002.

         The Company's day-to-day liquidity is based on cash flow from its business divisions and the ability to borrow in the short-term and long-term markets at competitive rates. The Company refinanced the outstanding indebtedness from its acquisitions with borrowings under the Credit Facility and the Company issued approximately 4.3 million common shares for its 1998 acquisitions.

         At December 31, 1998, the Company had working capital of $65.2 million (of which $8.2 million was cash and short-term investments) and a current ratio of 2.1 to 1.0 compared to working capital of $51.0 million (of which $12.7 million consisted of cash and short-term investments) and a current ratio of 2.0 to 1.0 at December 31, 1997. The Company is a holding company that conducts substantially all of its operations through subsidiaries. Consequently, the Company's cash flow is wholly dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company.

         The Company expects to fund any future acquisitions primarily through a combination of working capital, cash flow from operations, bank borrowings (including the Credit Facility), and issuances of additional equity. Although the Credit Facility imposes certain limitations on the incurrence of additional indebtedness, the Company will be permitted to assume, among other things, the indebtedness of acquired businesses, subject to compliance with the financial covenants of the Credit Facility.

         The Company anticipates that its cash flow from operations will continue to provide cash in excess of normal working capital needs and planned capital expenditures for property, plant and equipment. Capital expenditures for 1998 were $27.0 million and for 1997 totaled $16.6 million.

         Due to the relatively low levels of inflation experienced in 1996, 1997 and 1998, inflation has not had a significant effect on the Company's results of operations in recent periods.

OTHER MATTERS

         YEAR 2000 CONVERSION

         The Company's has numerous technology systems that are managed on a decentralized basis. The Company's Year 2000 readiness efforts are therefore being undertaken on a company wide basis but with centralized oversight. Each facility is responsible for developing and implementing a plan to minimize the risk of a significant negative impact on its operations.

         The Company has identified four phases to achieve a state of readiness:
(i) identification, (ii) remediation, (iii) implementation and testing, and,
(iv) reassessment. As of December 31, 1998, the identification phase of assessing all systems that could be affected by Year 2000 date sensitive software or embedded technology is substantially complete. Remediation and/or implementation of compliant systems is expected to be completed by the third quarter of 1999. Reassessment will continue constantly throughout the process.

         The Company has relationships with various third parties who must also be Year 2000 ready. These third parties provide (or receive) resources and services to (or from) the Company and include organizations with which the Company exchanges information. Third parties include vendors of hardware, software and information services; providers of infrastructure services such as voice and data communications; investors, customers; manufacturing suppliers; distribution channels; non-consolidated entities; and joint venture partners. Third parties differ from internal systems in that the company exercises less, or no, control over

Year 2000 readiness. The Company has developed a plan to assess and attempt to mitigate the risks associated with the potential failure of third parties to achieve Year 2000 readiness. This plan includes the following activities: (i) identify and clarify third party dependencies; (ii) research and analyze Year 2000 readiness for critical third parties; and (iii) test critical hardware and software products and electronic interfaces. As of December 31, 1998, all phases of this process were substantially complete, however, due to the various stages of third parties Year 2000 readiness, the Company's testing activities will extend into 1999.

         The Company has commenced contingency planning to reduce the risk of Year 2000 related business failures. The contingency plans, which address both internal systems and third party relationships, include the following activities: (i) evaluate the consequences of failure of business processes with significant exposure to Year 2000 risk; (ii) determine the probability of a Year 2000 related failure for those processes that have a high consequence of failure; (iii) develop an action plan to complete contingency plans for those processes that rank high in both consequence and probability of failure; and
(iv) complete the applicable action plans. The company has substantially completed evaluation activities as of December 31, 1998 and is proceeding with the subsequent activities. The Company expects to substantially complete all contingency-planning activities by September 30, 1999.

         Based on its plans to make internal systems ready for Year 2000, to deal with third party relationships, and to develop contingency actions, the Company believes that it will experience at most isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on the company's future results of operations, liquidity, or financial condition. However, due to the magnitude and complexity of this project, risks and uncertainties exist and the company is not able to predict a reasonable worst case scenario. If conversion of the company's internal systems is not completed on a timely basis (due to non-performance by significant third-party vendors, lack of qualified personnel to perform the Year 2000 work, or other unforeseen circumstances in completing the company's plans), or if critical third parties fail to achieve Year 2000 readiness on a timely basis, the Year 2000 issues could have a material adverse impact on the Company's operations following the turn of the century.

         As of December 31, 1998 the Company has incurred and expensed $0.5 million (pretax) in 1998 related to Year 2000 readiness. The Company is in the process of replacing certain systems at the majority of the Company's facilities that no longer meet the Company's needs. These replacement systems are Year 2000 compliant and their costs are being capitalized and amortized over their useful lives, in accordance with the Company's normal accounting policies. The total of such capitalizable costs is expected to be approximately $0.6 million.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, including changes in interest rates and foreign currency exchange rates as discussed below. All market risk sensitive instruments were entered into for purposes other than trading. Trade accounts receivable and accounts payable have not been included as their carrying amounts approximate fair value due to the short term maturities of these instruments. Management also believes the carrying amount of long-term debt approximates fair value as the majority of borrowings bear interest at floating market interest rates. This section should be read in conjunction with Notes to Consolidated Financial Statements Footnote 6 - Long Term Debt and Footnote 11 - Concentration of Credit Risk.

         INTEREST RATE SENSITIVITY

         The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average LIBOR rates by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's functional and reporting currency. The instrument's future estimated cash flow is denominated in U.S. dollars (US$) and British Pounds Sterling (GBP), as indicated in parentheses. Average variable interest rates are based on implied LIBOR forward rates plus a spread on the yield curve at December 31, 1998. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                     Expected maturity date
                                                                          (in millions)
                                      ---------------------------------------------------------------------------------
                                                                                            After                Fair
                                       1999        2000      2001       2002       2003      2003      Total     Value
                                      -------    -------    -------    -------    -------   -------   -------   -------
Long Term Debt:
  Variable Rate-Term (US$)            $  14.0    $  21.0    $  21.0    $  14.0    $  --     $  --     $  70.0   $  70.0
         Average interest rate            5.5%       5.7%       5.8%       6.1%
  Variable Rate-Revolver
      (GBP)                           $   3.0    $   4.5    $   4.5    $   3.2    $  --     $  --     $  15.2   $  15.2
         Average interest rate            5.5%       5.7%       5.8%       6.1%

The Company did not have any open derivative contracts relating to its floating rate debt at December 31, 1998.

         EXCHANGE RATE SENSITIVITY

         The table below provides information about the Company's financial instruments that are sensitive to changes in foreign currency exchange rates. The table presents principal cash flows and related weighted average LIBOR interest rates plus a spread by expected maturity dates. The information is presented in U.S. dollar equivalents, which is the Company's functional and reporting currency. The instrument's future estimated maturities are denominated in British Pounds Sterling (GBP) as indicated in parentheses. Average variable interest rates are based on implied LIBOR forward rates plus a spread on the yield curve at December 31, 1998. Implied forward rates should not be considered a predictor of actual future interest rates.

                                                                 Expected maturity date
                                                                      (in millions)
                                    ---------------------------------------------------------------------------------
                                                                                           After               Fair
                                     1999       2000       2001       2002       2003      2003      Total     Value
                                    -------    -------    -------    -------    -------   -------   -------   -------
$US Functional Currency:
Long Term Debt:
    Variable Rate-Revolver
        (GBP)                       $   3.0    $   4.5    $   4.5    $   3.2    $  --     $  --     $  15.2   $  15.2
        Average interest rate           5.5%       5.7%       5.8%       6.1%

The Company did not have any open derivative contracts relating to foreign currencies at December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For the financial statements and supplementary data required by this
Item 8, see index to consolidated financial statements and schedules at Item 14.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Part III (Items 10 through 13) is omitted because the Registrant expects to file with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 1998, a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      FINANCIAL STATEMENTS

         The following reports, financial statements and schedules are filed herewith on the pages indicated:

          Core Laboratories N.V. and Subsidiaries (The "Company"):                                         Page
                                                                                                           ----
          Report of Independent Public Accountants................................................          21

          Consolidated Balance Sheets as of December 31, 1998 and 1997............................          22

          Consolidated Statements of Operations for the Years Ended
             December 31, 1998, 1997 and 1996.....................................................          23

          Consolidated Statements of Changes in Shareholders' Equity
             for the Years Ended December 31, 1998, 1997 and 1996.................................          24

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1998, 1997 and 1996.....................................................          25

          Notes to Consolidated Financial Statements..............................................          26


FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes hereto.


(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1998.

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

                                                                                               INCORPORATED BY
                                                                                              REFERENCE FROM THE
EXHIBIT NO.                        EXHIBIT TITLE                                             FOLLOWING DOCUMENTS
-----------                        -------------                                             -------------------

   3.1     --  Articles of  Association  of the  Company,  as amended  (including      Form F-1, September 20, 1995
               English translation)

   4.1     --  Form of certificate representing Common Shares                          Filed Herewith

  10.1     --  Core Laboratories  N.V. 1995 Long-Term  Incentive Plan (as amended      Proxy Statement dated May 2, 1997
               and restated effective as of May 29, 1997)                              for Annual Meeting of Shareholders

  10.2     --  Core Laboratories N.V. 1995 Nonemployee Director Stock Option
               Proxy Statement dated May 2, 1997 Plan (as amended and restated effective as of May 29, 1997) for Annual Meeting of Shareholders

  10.3     --  Form of  Registration  Rights  Agreement to be entered into by the      Form 10-Q, November 10, 1995
               Company and certain of its shareholders, dated September 15, 1995

  10.4     --  Purchase  and  Sale  Agreement  between  Core  Holdings  B.V.  and      Form F-1, September 20, 1995
               Western Atlas  International,  Inc.,  Western Atlas  International
               Nigeria  Ltd.,  Western Atlas de  Venezuela,  C.A.,  Western Atlas
               Canada Ltd. and Core Laboratories  Australia Pty. Ltd. dated as of
               September 30, 1994

  10.5     --  Form  of  Indemnification  Agreement  to be  entered  into  by the      Form F-1, September 20, 1995
               Company and certain of its directors and officers

  10.6     --  Indemnification  Agreements,  each dated as of October  20,  1995,      Form 10-Q, November 10, 1995
               between  the  Company  and  each of its  directors  and  executive officers

  10.7     --  Stock Purchase  Agreement among Core  Laboratories  N.V.,  Saybolt      Form 8-K, May 23, 1997
               International  B.V. and the shareholders of Saybolt  International
               B.V., dated as of April 16, 1997

  10.8     --  Amended and  Restated  Credit  Agreement  among Core  Laboratories      Form S-3, November 20, 1997
               N.V., Core Laboratories,  Inc., Core Laboratories  (U.K.) Limited,
               Bankers  Trust  Company,  NationsBank,  N.A.  and the Bank  Group,
               dated as of July 18, 1997

  10.9     --  Agreement and Plan of Merger among Core  Laboratories  N.V.,  Owen      Form 8-K, July 15, 1998
               Oil  Tools,  Inc.,  Owen  Acquisition,   Inc.,  and  each  of  the
               shareholders of Owen Oil Tools, Inc., dated as of June 30, 1998

  10.10    --  Core   Laboratories   Supplemental   Executive   Retirement   Plan      Form 10-K, March 31, 1998
               effective as of January 1, 1998

  10.11    --  Form of Employment  Agreement  between Core  Laboratories N.V. and      Filed Herewith
               David Michael Demshur dated as of August 18, 1998

  10.12    --  Form of Employment  Agreement  between Core  Laboratories N.V. and      Filed Herewith
               Richard Lucas Bergmark dated as of August 18, 1998

  10.13    --  Form of Employment  Agreement  between Core  Laboratories N.V. and      Filed Herewith
               Monty Lee Davis dated as of August 18, 1998

  10.14    --  Form of Employment  Agreement  between Core  Laboratories N.V. and      Filed Herewith
               John David Denson dated as of August 18, 1998

  10.15    --  Acquisition Agreement among Core Laboratories N.V., Core Laboratories   Filed Herewith
               International B.V., Saybolt International B.V., AGI Mexicana S.A.
               de C.V. and the Stockholders of A.G.I. Mexicana S.A. de C.V. dated as of December 11, 1998

  10.16    --  Agreement and Plan of Merger among Core Laboratories N.V., A.G.I.       Filed Herewith
               Acquisition Company, The Andrews Group International, Inc. and
               Robert P. Andrews dated as of December 18, 1998

  23.1     --  Consent of Arthur Andersen LLP                                          Filed Herewith

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

                                              CORE LABORATORIES N.V.
                                       BY: CORE LABORATORIES INTERNATIONAL B.V.


DATE: MARCH 31, 1999                BY:        /s/ JACOBUS SCHOUTEN
                                       ---------------------------------------
                                                   JACOBUS SCHOUTEN
                                                 SUPERVISORY DIRECTOR

         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED, ON THE 31ST DAY OF MARCH, 1999.

        SIGNATURE                                   TITLE
        ---------                                   -----

/s/ DAVID M. DEMSHUR
-----------------------------          PRESIDENT, CHIEF EXECUTIVE OFFICER
    DAVID M. DEMSHUR                    AND SUPERVISORY DIRECTOR (PRINCIPAL
                                         EXECUTIVE OFFICER AND AUTHORIZED
                                       REPRESENTATIVE IN THE UNITED STATES)

/s/ RICHARD L. BERGMARK
-----------------------------          CHIEF FINANCIAL OFFICER, TREASURER AND
    RICHARD L. BERGMARK                   SUPERVISORY DIRECTOR (PRINCIPAL
                                         FINANCIAL AND ACCOUNTING OFFICER)

  /s/ BOB G. AGNEW
-----------------------------          SUPERVISORY DIRECTOR
      BOB G. AGNEW

 /s/ JOSEPH R. PERNA
-----------------------------          SUPERVISORY DIRECTOR
     JOSEPH R. PERNA

/s/ TIMOTHY J. PROBERT
-----------------------------          SUPERVISORY DIRECTOR
    TIMOTHY J. PROBERT

  /s/ JAMES A. READ
-----------------------------          SUPERVISORY DIRECTOR
      JAMES A. READ

/s/ JACOBUS SCHOUTEN
-----------------------------          SUPERVISORY DIRECTOR
    JACOBUS SCHOUTEN

/s/ STEPHEN D. WEINROTH
-----------------------------          SUPERVISORY DIRECTOR
    STEPHEN D. WEINROTH

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Supervisory Board of Directors and Shareholders of
Core Laboratories N.V.:

         We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. (a Netherlands corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Core Laboratories N.V. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in accordance with the accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP

Houston, Texas
March 25, 1999

                             CORE LABORATORIES N.V.
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                    ASSETS                                                                1998            1997
                                                                                                        --------        --------
 CURRENT ASSETS:
      Cash and cash equivalents ................................................................        $  8,166        $ 12,726
      Accounts receivable, less allowance for doubtful accounts of $7,874 and $6,885
          in 1998 and 1997, respectively .......................................................          84,288          73,347
      Inventories ..............................................................................          18,860           9,779
      Prepaid expenses and other ...............................................................           9,935           5,806
      Deferred tax asset .......................................................................           5,192              --
                                                                                                        --------        --------
          Total current assets .................................................................         126,441         101,658

 PROPERTY, PLANT AND EQUIPMENT, net ............................................................          68,191          55,051

 INTANGIBLES AND GOODWILL, net of accumulated amortization of $5,422 and
      $2,263 in 1998 and 1997, respectively ....................................................         149,487          80,209
 OTHER LONG-TERM ASSETS ........................................................................           4,489           3,388
 ASSETS OF DISCONTINUED OPERATIONS .............................................................              --           9,230
                                                                                                        --------        --------
          Total assets .........................................................................        $348,608        $249,536
                                                                                                        ========        ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current maturities of long-term debt .....................................................        $ 18,355        $  3,220
      Short-term debt ..........................................................................             236             427
      Accounts payable .........................................................................          18,528          23,187
      Accrued payroll and related costs ........................................................           7,052           8,299
      Taxes other than payroll and income ......................................................           2,925           2,178
      Unearned revenue .........................................................................             438           2,144
      Income tax payable .......................................................................           6,105           4,176
      Deferred tax liability ...................................................................              --             566
      Other accrued expenses ...................................................................           7,582           6,469
                                                                                                        --------        --------
          Total current liabilities ............................................................          61,221          50,666

 LONG-TERM DEBT ................................................................................          68,238          70,957
 DEFERRED COMPENSATION .........................................................................           2,859           2,385
 DEFERRED TAX LIABILITY ........................................................................           4,618           4,073
 MINORITY INTEREST .............................................................................           1,078           1,212
 LONG-TERM LEASE OBLIGATION ....................................................................             154             156
 OTHER LONG-TERM LIABILITIES ...................................................................          13,472           4,861
 LIABILITIES OF DISCONTINUED OPERATIONS ........................................................              --           1,636

 SHAREHOLDERS' EQUITY:
      Preference shares, NLG 0.03 par value; 3,000,000 shares authorized, none issued
          or outstanding .......................................................................              --              --
      Common shares, NLG 0.03 par value; 100,000,000 shares authorized, 29,298,419 and
          25,418,621 issued and outstanding at 1998 and 1997, respectively .....................             496             437
      Additional paid-in capital ...............................................................         152,178          89,132
      Retained earnings ........................................................................          44,294          24,021
                                                                                                        --------        --------
          Total shareholders' equity ...........................................................         196,968         113,590
                                                                                                        --------        --------
               Total liabilities and shareholders' equity ......................................        $348,608        $249,536
                                                                                                        ========        ========


       The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                       1998                 1997                 1996
                                                                   ------------         ------------         ------------
 SERVICES .................................................        $    249,623         $    211,399         $    101,306
 SALES ....................................................              36,580               17,735               10,047
                                                                   ------------         ------------         ------------
                                                                        286,203              229,134              111,353
 OPERATING EXPENSES:
      Costs of services ...................................             194,360              168,323               84,213
      Costs of sales ......................................              26,147               14,984                6,532
      General and administrative expenses .................               8,447                5,974                3,559
      Depreciation and amortization .......................              16,545               11,095                4,595
      Transaction costs associated with merger ............                  --                   --                  355
      Other (income) expense, net .........................                 942               (1,086)                (567)
                                                                   ------------         ------------         ------------

 INCOME FROM CONTINUING OPERATIONS BEFORE
      INTEREST EXPENSE AND INCOME TAX .....................              39,762               29,844               12,666

 INTEREST EXPENSE .........................................               6,043                6,500                1,502
                                                                   ------------         ------------         ------------
 INCOME FROM CONTINUING OPERATIONS BEFORE
      INCOME TAX ..........................................              33,719               23,344               11,164

 INCOME TAX EXPENSE .......................................              10,116                8,404                4,507
                                                                   ------------         ------------         ------------
 INCOME FROM CONTINUING OPERATIONS ........................              23,603               14,940                6,657

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS,
       net of income tax benefit (expense) of
       $93, $77, and $(403) ...............................                (217)                (179)                 943

 LOSS ON SALE OF DISCONTINUED
      OPERATIONS, net of income tax benefit of $1,446 .....              (3,374)                  --                   --
                                                                   ------------         ------------         ------------
 NET INCOME ...............................................        $     20,012         $     14,761         $      7,600
                                                                   ============         ============         ============


 PER SHARE DATA:
      Income from continuing operations ...................        $       0.86         $       0.63         $       0.31
      Income (loss) from discontinued operations ..........               (0.01)               (0.01)                0.04
      Loss on sale of discontinued operations .............               (0.12)                  --                   --
                                                                   ------------         ------------         ------------
      Basic earnings per share ............................        $       0.73         $       0.62         $       0.35
                                                                   ============         ============         ============
         WEIGHTED AVERAGE BASIC COMMON
         SHARES OUTSTANDING ...............................          27,329,364           23,970,641           21,899,500
                                                                   ============         ============         ============
      Income from continuing operations ...................        $       0.84         $       0.61         $       0.30
      Income (loss) from discontinued operations ..........               (0.01)               (0.01)                0.04
      Loss on sale of discontinued operations .............               (0.12)                  --                   --
                                                                   ------------         ------------         ------------
      Diluted earnings per share ..........................        $       0.71         $       0.60         $       0.34
                                                                   ============         ============         ============
         WEIGHTED AVERAGE DILUTED COMMON
         SHARES  OUTSTANDING ..............................          28,122,468           24,651,325           22,096,804
                                                                   ============         ============         ============


       The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996
                       ( IN THOUSANDS, EXCEPT SHARE DATA)

                                                            COMMON SHARES
                                                      --------------------------       ADDITIONAL
                                                       NUMBER OF                        PAID-IN         RETAINED
                                                        SHARES           AMOUNT         CAPITAL         EARNINGS           TOTAL
                                                      ----------       ----------       --------        --------         ---------
 BALANCE, December 31, 1995 (as previously reported)  21,157,464        $    372        $ 35,063        $  4,230         $  39,665
 ADJUSTMENT FOR POOLINGS OF INTERESTS ..............     715,000              11           2,309          (2,088)              232
                                                      ----------        --------        --------        --------         ---------
 RESTATED BALANCE, December 31, 1995 ...............  21,872,464             383          37,372           2,142            39,897
 STOCK OPTIONS EXERCISED ...........................       1,000              --               6              --                 6
 EQUITY TRANSACTIONS OF
      POOLED COMPANIES .............................      26,812              --             245            (259)              (14)
 ADJUSTMENT FOR CHANGE IN FISCAL
      YEAR OF POOLED COMPANY .......................          --              --              --              77                77
 NET INCOME ........................................          --              --              --           7,600             7,600
                                                      ----------        --------        --------        --------         ---------
 BALANCE, December 31, 1996 ........................  21,900,276             383          37,623           9,560            47,566
                                                      ----------        --------        --------        --------         ---------
 ADJUSTMENT FOR POOLING OF INTEREST ................     482,541               8           1,311            (300)            1,019
 PUBLIC OFFERING ...................................   2,964,862              45          49,960              --            50,005
 STOCK OPTIONS EXERCISED ...........................      70,942               1             238              --               239
 NET INCOME ........................................          --              --              --          14,761            14,761
                                                      ----------        --------        --------        --------         ---------
 BALANCE, December 31, 1997 ........................  25,418,621             437          89,132          24,021           113,590
                                                      ----------        --------        --------        --------         ---------
 ADJUSTMENT FOR POOLING OF INTEREST ................     195,341               3              41             261               305
 SHARES ISSUED FOR 1998 PURCHASES ..................   3,389,845              51          61,298              --            61,349
 STOCK OPTIONS EXERCISED ...........................     294,612               5           1,707              --             1,712
 NET INCOME ........................................          --              --              --          20,012            20,012
                                                      ----------        --------        --------        --------         ---------
 BALANCE, December 31, 1998 ........................  29,298,419        $    496        $152,178        $ 44,294         $ 196,968
                                                      ==========        ========        ========        ========         =========






       The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                 1998              1997              1996
                                                                               ---------         ---------         ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ......................................................        $  20,012         $  14,761         $   7,600
      (Income) loss from discontinued operations ......................              217               179              (943)
      Adjustments to reconcile to net cash
        provided by (used in) operating activities --
        Depreciation and amortization .................................           16,545            11,095             4,595
        (Gain) loss on sale of fixed assets ...........................               67              (132)              (22)
        Loss on sale of discontinued operations .......................            3,374               --                --
        Changes in assets and liabilities --
          (Increase) decrease in accounts receivable ..................            2,791           (16,942)           (1,702)
          Increase in inventories .....................................           (2,763)           (1,189)             (200)
          (Increase) decrease in prepaid expenses and other ...........           (2,174)             (133)              197
          (Increase) decrease in net deferred tax asset ...............           (5,170)              927              (279)
          Increase (decrease) in accounts payable .....................          (10,707)           (9,180)            2,024
          Increase (decrease) in accrued payroll ......................           (4,160)            3,927                --
          Increase in accrued income taxes payable ....................            1,754             2,780                --
          Increase (decrease) in other accrued expenses ...............             (274)          (10,395)              843
          Increase (decrease) in other long-term liabilities ..........          (13,309)            4,075              (983)
          Other .......................................................              256            (2,568)              618
                                                                               ---------         ---------         ---------
          Net cash provided by (used in) continuing operations ........            6,459            (2,795)           11,748
          Net cash provided by discontinued operations ................              111             1,570             1,355
                                                                               ---------         ---------         ---------
            Net cash provided by (used in) operating activities .......            6,570            (1,225)           13,103
                                                                               ---------         ---------         ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures of continuing operations ...................          (27,004)          (16,631)           (7,198)
      Capital expenditures of discontinued operations .................               --                --               (17)
      Acquisitions, net of cash acquired ..............................               --           (77,339)           (4,310)
      Proceeds from sale of fixed assets ..............................            4,906               552                43
      Proceeds from sale of discontinued operations ...................            4,114                --                --
      Other ...........................................................               --                --               150
                                                                               ---------         ---------         ---------
        Net cash used in investing activities .........................          (17,984)          (93,418)          (11,332)
                                                                               ---------         ---------         ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from public offering ...............................               --            50,005                --
      Payments on long-term debt ......................................          (16,844)          (94,407)          (10,793)
      Borrowings under long-term debt .................................           22,032           147,174            10,268
      Capital lease obligation ........................................             (168)             (181)               --
      Payments on short-term debt .....................................               --                --             (190)
      Stock options exercised .........................................            1,712               239                 6
      Other ...........................................................              122            (1,612)                6
                                                                               ---------         ---------         ---------
        Net cash provided by (used in) financing activities ...........            6,854           101,218              (703)
                                                                               ---------         ---------         ---------
 NET CHANGE IN CASH AND CASH EQUIVALENTS ..............................           (4,560)            6,575             1,068
 CASH AND CASH EQUIVALENTS, beginning of period .......................           12,726             6,151             5,083
                                                                               ---------         ---------         ---------
 CASH AND CASH EQUIVALENTS, end of period .............................        $   8,166         $  12,726         $   6,151
                                                                               =========         =========         =========



       The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998


1.   DESCRIPTION OF BUSINESS

         Core Laboratories N.V. and its wholly owned subsidiaries (the "Company") is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services and sales for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. The Company's customers include major, national, and independent oil and gas producers. The Company currently operates over 70 facilities in more than 50 countries.

         The Company's business units have been aggregated into three reportable segments which provide products and services used for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields.

         o Reservoir Description: Encompasses the petrophysical characterization of petroleum reservoir rock and the phase behavior relationships of reservoir fluids and gases.

         o Production Enhancement: Includes field applications of proprietary technologies to maximize the efficiency and effectiveness of well completions, perforations, stimulations, and production.

         o Reservoir Management: Combines and integrates data sets from reservoir description and production enhancement services to maximize daily hydrocarbon production and recovery from a well or field.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of the Company, and have been prepared in accordance with United States generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for all investments in which the Company has less than a majority interest except for a joint venture interest where the cost method of accounting is applied, as the Company does not exercise significant influence or control. A minority interest liability has been recorded for those subsidiaries in which the Company has minority interests.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash in banks and all highly liquid debt instruments with an original maturity of three months or less when purchased.

         INVENTORIES

         Inventories consist primarily of materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (includes direct material, labor and overhead) or estimated net realizable value.

         PROPERTY, PLANT AND EQUIPMENT

         Investments in property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

         Buildings ..................................................................................  10 - 40 years
         Machinery and equipment ....................................................................   3 - 10 years

         The components of property, plant and equipment are as follows (in thousands):

                                            YEAR ENDED      YEAR ENDED
                                            DECEMBER 31,    DECEMBER 31,
                                               1998             1997
                                            ------------    ------------
 Land ..................................     $  2,800         $  3,024
 Building and leasehold improvements....       12,422           22,389
 Machinery and equipment ...............       61,878           41,776
 Construction in process ...............       10,909            4,512
                                             --------         --------
                                               88,009           71,701
      Less - accumulated depreciation...      (19,818)         (16,650)
                                             --------         --------
                                             $ 68,191         $ 55,051
                                             ========         ========

         Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in the statement of operations. The Company incurred approximately $2,862,000, $2,437,000 and $1,428,000 in repair and maintenance expenses for the years ended December 31, 1998, 1997 and 1996, respectively.

         INTANGIBLES AND GOODWILL

         Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives, which range from 5 to 40 years. Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over fair value of the net assets acquired in acquisitions accounted for as purchases. The Company continually evaluates whether subsequent events or circumstances have occurred that indicate the remaining useful life of intangibles and goodwill may warrant revision or that the remaining balance of intangibles and goodwill may not be recoverable by determining whether the carrying amount of such items can be recovered through projected undiscounted future cash flows over the remaining amortization period. Management believes that there have been no events or circumstances that warrant revision to the remaining useful life or which affect the recoverability of intangibles and goodwill.

         LONG-TERM INVESTMENT

         The long-term investment of $1,522,000 at December 31, 1998 represents the Company's investment in affiliated companies in which they hold less than a majority interest. These investments are accounted for using the equity method of accounting with the exception of one joint venture interest where the cost method of accounting is applied as the Company does not exercise significant influence or control.

         INCOME TAXES

         Income tax expense includes The Netherlands, United States ("U.S."), other foreign countries and local, state, and provincial income taxes. The Company recognizes deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of existing assets and liabilities using presently enacted tax rates.

         REVENUE RECOGNITION

         Revenues are recognized as services are completed and as products are shipped. All advance client payments are classified as unearned until services are completed and as products are shipped.

         FOREIGN CURRENCIES

         The Company's functional currency is the U.S. dollar. Accordingly, foreign entities remeasure monetary assets and liabilities to U.S. dollars at year-end exchange rates, while non-monetary items are remeasured at historical rates. Items of income and expense are remeasured at the applicable month-end rate, except for depreciation, amortization and cost of sales, which are remeasured at historical rates. Remeasurement gains and losses are included in other income and expense in the Consolidated Statements of Operations.

         RESEARCH AND DEVELOPMENT

         Research and development expenditures are charged to expense as incurred. The Company incurred approximately $2,150,000, $2,550,000 and $156,000 in research and development expenses for the years ended December 31, 1998, 1997, and 1996, respectively.

         EARNINGS PER SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 replaces the presentation of primary earnings per share, as previously prescribed by Accounting Principles Board ("APB") No. 15, with a presentation of basic earnings per share. This standard also requires dual presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the issuance of additional shares by assuming that all stock options outstanding have been converted. Prior period amounts have been restated in accordance with the requirements of the pronouncement.

         The following table summarizes the calculation of weighted average common shares outstanding for purposes of the computation of earnings per share:

                                           1998              1997              1996
                                        ----------        ----------        ----------
 Weighted average basic common
    shares outstanding .........        27,329,364        23,970,641        21,899,500
 Dilutive stock options ........           793,104           680,684           197,304
                                        ----------        ----------        ----------
 Weighted average diluted common
    shares outstanding .........        28,122,468        24,651,325        22,096,804
                                        ==========        ==========        ==========

         RECENT PRONOUNCEMENTS

         In June 1997, SFAS No. 130, "Reporting Comprehensive Income", was issued. SFAS No. 130 is effective for fiscal years beginning after December 31, 1997. SFAS No. 130 requires the presentation of an additional income measure (termed "comprehensive income"), which adjusts traditional net income for certain items that previously were only reflected as direct adjustments to equity. The Company had no items of comprehensive income for any of the periods presented.

         The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in 1998, which changes the way the Company reports information about its operating segments. See Footnote 14 for additional information.

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or operational results.


         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.


3.       ACQUISITIONS

         1998 ACQUISITIONS

         On June 30, 1998, the Company acquired all of the outstanding stock of Owen Oil Tools, Inc. ("Owen"), a privately held company based in Texas. Owen and its subsidiaries provide well completion and stimulation technologies to the petroleum industry. The Company issued approximately 2,277,000 shares in exchange for all of the outstanding shares of Owen and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $41.5 million in goodwill, which is being amortized over a 40-year period.

         On July 31, 1998, the Company acquired all of the outstanding shares of PETRAK Group S.A. ("Petrak"), a privately held company based in Switzerland. Petrak specializes in characterizing reservoir fluids and their derivatives. The Company issued approximately 263,000 shares in exchange for all of the outstanding shares of Petrak and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $3.9 million in goodwill, which is being amortized over a 40-year period.

         On August 31, 1998, the Company acquired all of the remaining shares of Jaex S.A. de C.V. ("Jaex"), a privately held company based in Mexico, that were not previously acquired through its acquisition of Owen. The Company previously owned 50.00098% of Jaex. Jaex provides well completion and stimulation technologies to the petroleum industry. The Company issued approximately 765,000 shares in exchange for the remaining interest of Jaex and accounted for the acquisition using the purchase method of accounting. The transaction resulted in an allocation of approximately $9.3 million in goodwill, which is being amortized over a 40-year period.

         On October 28, 1998, the Company acquired all of the outstanding shares of Integra Geoservices, Inc. ("Integra"), a privately held company based in Canada. Integra provides specialized geophysical seismic processing services used to characterize and describe petroleum reservoirs. The Company issued approximately 86,000 shares in exchange for all of the outstanding shares of Integra and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $2.8 million in goodwill, which is being amortized over a 40-year period.

         The Company acquired all of the outstanding shares of The Andrews Group International, Inc. and A.G.I. Mexicana, S.A. de C.V. on December 18, 1998 and December 11, 1998, respectively (collectively referred to as the "Andrews Group"). The Andrews Group provides specialized seismic data processing and interpretation services, as well as other geophysical, geological and engineering services. The Company issued approximately 715,000 shares in exchange for all of the outstanding shares of the Andrews Group and accounted for the transaction using the pooling-of-interests method of accounting. The Company's consolidated financial statements have been restated for all periods presented to include the financial position and results of operations of the Andrews Group.

         On December 30, 1998, the Company acquired all of the outstanding shares of Thru-Tubing Technology, Inc. ("Thru-Tubing"), a privately held company based in Louisiana. Thru-Tubing manufactures downhole remedial products which complement Owen's well completion and stimulation technologies. The Company issued approximately 195,000 shares in exchange for all of the outstanding shares of Thru-Tubing and accounted for the transaction using the pooling-of-interests method of accounting. Thru-Tubing's results of operations for the year ended December 31, 1998 have been combined with those of the Company. The Company's consolidated financial statements for prior years were not restated due to immateriality.

         The purchase price allocations of Owen, Petrak, Jaex, and Integra are preliminary. As additional information concerning the value of the assets acquired and liabilities assumed becomes known, additional adjustments may be made to the purchase price allocations included in the accompanying financial statements. Management believes at this time that the preliminary purchase price allocation will not differ materially from the final allocation.

         1997 ACQUISITIONS

         On December 29, 1997, the Company completed the acquisition of all of the outstanding shares of Stim-Lab, Inc. ("Stim-Lab"), a privately held Company based in Oklahoma. Stim-Lab is a world leader in hydraulic fracturing and well stimulation technologies. The Company issued approximately 459,000 common shares in exchange for all of the outstanding shares of Stim-Lab and accounted for the transaction using the pooling-of-interests method of accounting. Stim-Lab's results of operations for the year ended December 31, 1997 have been combined with that of the Company's. Consolidated financial statements for prior years were not restated due to immateriality.

         On May 12, 1997, the Company consummated the acquisition of all of the outstanding shares of Saybolt International B.V. and its subsidiaries ("Saybolt"), a privately held Company based in the Netherlands. Saybolt operates in over 50 countries and is an international leader in providing analytical and field services to characterize properties of crude oil and petroleum products for the oil industry. The Company financed the transaction through borrowings of $67 million in cash, and assumed $5 million of net debt and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $78.4 million in goodwill which is being amortized over a 40-year period.

         On March 1, 1997, the Company acquired the outstanding shares of Scott Pickford plc and its subsidiaries ("Scott Pickford"), a company based in the United Kingdom. Scott Pickford provides petroleum reservoir management, geoscience, geophysical and engineering services to its customers by utilizing petrophysical and phase behavior data sets measured by Core Laboratories. Scott Pickford specializes in large field studies and equity determinations primarily in the North Sea. The Company financed the transaction through borrowings of approximately $14.9 million and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $13.0 million in goodwill which is being amortized over a 40-year period.

         1996 ACQUISITIONS

         On December 31, 1996, the Company acquired the outstanding shares of ProTechnics and subsidiaries ("ProTechnics"), a privately held company based in Texas. The Company issued approximately 2,251,000 shares in exchange for the outstanding shares of ProTechnics and accounted for the transaction using the pooling-of-interests method of accounting. In addition, outstanding employee stock options to purchase ProTechnics common shares were converted into options to purchase approximately 174,000 shares of the Company's common shares. ProTechnics is one of the leading providers of services that measure the effectiveness of well stimulations and completions via their proprietary ZeroWash(R) and SpectraScan(R) technologies. ProTechnics is also the leader in determining the efficiencies of enhanced recovery projects through field tracer surveys.

         The results of operations of ProTechnics have been combined with that of the Company's for the year ended December 31, 1996. In order to conform ProTechnics year end (March 31) to the Company's calendar year end, an adjustment has been made to retained earnings during 1996 for a change in the fiscal year of ProTechnics.

         On January 5, 1996, the Company acquired substantially all of the assets of Gulf States Analytical, Inc. ("Gulf States"), a Texas based company. The Company financed the transaction through borrowings of approximately $4.3 million and accounted for the transaction using the purchase method of accounting.

         The following information presents the results of operations on a pro forma basis as though the 1998 and 1997 acquisitions accounted for using the purchase method occurred on January 1, 1997. Information is presented for informational purposes only, and may not be indicative of actual operating results that would have been achieved. All amounts are in thousands, except per share data.

                                                                YEAR ENDED      YEAR ENDED
                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1998            1997
                                                                ------------    ------------
                                                                        (UNAUDITED)
 Revenues ................................................        $317,280        $294,975
 Income from continuing operations .......................        $ 25,924        $ 19,110
 Net income ..............................................        $ 22,333        $ 18,931
 Basic income per share from continuing operations .......        $    .89        $    .70
 Diluted income per share from continuing operations .....        $    .87        $    .68



4.   DISCONTINUED OPERATIONS

         In early 1998, the Company concluded that its package analyzer line of business was no longer strategic and made a decision to discontinue this product line. Subsequently, on April 8, 1998, the Company sold the majority of the net assets of its package analyzer business line for approximately $4.1 million in cash, resulting in a loss on sale of $1.3 million. Remaining net book value associated with the unsold assets of the package analyzes product line totaled approximately $3.5 million and was written down during 1998 to reflect estimated salvage value.

         The results of the package analyzer business line have been reported separately as discontinued operations in the Consolidated Statements of Operations. Prior year consolidated financial statements have been restated to present the package analyzer business line as discontinued operations.

         The loss on the disposition of discontinued operations is summarized below:

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                           1998
                                                                       ------------
 Write-down of work in process ...................................        $  988
 Write-off of goodwill related to the package analyzer
    business line ................................................         2,563
 Loss on sale of package analyzer business line ..................         1,269
                                                                          ------
 Loss on disposition of discontinued operations ..................         4,820
 Income tax benefit ..............................................         1,446
                                                                          ------
 Loss on disposition of discontinued operations, net of tax ......        $3,374
                                                                          ======


5.   INVENTORIES

         Inventories consisted of the following at December 31, 1998 and 1997 (in thousands):

                                         YEAR ENDED      YEAR ENDED
                                         DECEMBER 31,    DECEMBER 31,
                                             1998           1997
                                         ------------    ------------
           Parts and materials .....        $16,987        $2,291
           Work in process .........          1,873         7,488
                                            -------        ------
                         Total .....        $18,860        $9,779
                                            =======        ======

6.   LONG-TERM DEBT

         Long-term debt at December 31, 1998 and 1997 is summarized in the following table (in thousands):

                                                    YEAR ENDED    YEAR ENDED
                                                    DECEMBER 31,  DECEMBER 31,
                                                       1998           1997
                                                    ------------  ------------
 Credit Facility with a bank group:
      $70,154 term loan facilities ...........        $70,154        $70,000
      $55,000 revolving debt facilities ......         15,000             --
 Loan notes ..................................          1,073          1,165
 Other indebtedness ..........................            366          3,012
                                                      -------        -------
                 Total debt ..................         86,593         74,177
 Less - current maturities ...................         18,355          3,220
                                                      -------        -------
                 Total long-term debt ........        $68,238        $70,957
                                                      =======        =======

         On May 12, 1997, the Company entered into a Credit Facility which provides for (i) a term loan of $55 million, (ii) a term loan denominated in British pounds having an initial U.S. dollar equivalency of $15 million, (iii) a committed revolving debt facility of $50 million and (iv) a Netherlands guilder denominated revolving debt facility with an initial U.S. dollar equivalency of $5 million. At December 31, 1998, approximately $40 million was available for borrowing under the revolving debt facilities. Loans under the Credit Facility will generally bear interest ranging from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal payments beginning March 31, 1999 with the final principal payment due June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Credit Facility require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements. All of the Company's material subsidiaries are guarantors or co-borrowers under the Credit Facility.

         As part of the purchase of Scott Pickford in March 1997, the Company issued unsecured loan notes in lieu of cash consideration for the outstanding shares of Scott Pickford. The loan notes bear interest payable semi-annually, at the rate of LIBOR less 1.0% per annum. Holders of the loan notes have the right to redeem the loan notes at par on each interest payment date. Unless previously redeemed or purchased, the loan notes are to be redeemed at par on June 30, 2002.

         Scheduled maturities of long-term debt (in thousands):

          1999 ..............................................................................      $  18,355
          2000 ..............................................................................         25,543
          2001 ..............................................................................         25,518
          2002 ..............................................................................         17,175
          2003 and thereafter................................................................              2

Total cash payments for interest were $6,090,000, $5,273,000, and $1,343,400 for 1998, 1997, and 1996, respectively.

7.   INCOME TAXES

         The components of income from continuing operations before income taxes for 1998, 1997, and 1996 are as follows (in thousands):

                                                   YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                   DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                       1998           1997           1996
                                                   ------------   ------------    ------------

 United States ...............................        $ 9,345        $ 8,340        $ 4,440
 Other countries .............................         24,374         15,004          6,724
                                                      -------        -------        -------
      Income from continuing operations
              before income tax ..............        $33,719        $23,344        $11,164
                                                      =======        =======        =======


         The components of income tax expense for 1998, 1997, and 1996, are as follows (in thousands):

                                          YEAR ENDED     YEAR ENDED     YEAR ENDED
                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                              1998          1997           1996
                                          ------------   ------------   ------------
 Current --
      United States ................        $ 2,631        $ 2,380        $   845
      Other countries ..............          6,460          2,636          1,132
      State and provincial .........            241            619            125
                                            -------        -------        -------
           Total current ...........          9,332          5,635          2,102
                                            -------        -------        -------

 Deferred--
      United States ................            324            187            400
      Other countries ..............            460          2,582          2,005
                                            -------        -------        -------
           Total deferred ..........            784          2,769          2,405
                                            -------        -------        -------
           Income tax expense ......        $10,116        $ 8,404        $ 4,507
                                            =======        =======        =======


         The difference between The Netherlands statutory income tax rate and the Company's estimated tax rate as reported in the accompanying consolidated statements of operations for 1998, 1997, and 1996 are as follows:

                                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                        1998            1997           1996
                                                                    -----------     ------------    ------------

           The Netherlands income tax rate ..................            35%             35%             35%
           Effect of subsidiary rates lower than
                The Netherlands .............................           (10)             (3)              3
           Foreign sales corporation benefits ...............             0              (1)             (2)
           Goodwill amortization and other non-
                deductible expenses .........................             4               0               0
           Change in valuation allowance ....................             0               2               3
           State and provincial taxes .......................             1               3               1

                                                                     ------          ------          ------
           Effective tax rate ...............................            30%             36%             40%
                                                                     ======          ======          ======


         Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities as of December 31, 1998 and 1997, respectively, are summarized as follows (in thousands):

                                                        1998             1997
                                                      --------         --------
 Deferred tax assets --
      Book reserves and other liabilities ....        $  6,759         $    916
      Net operating loss carryforward ........           2,874            1,561
      Allowance for receivables ..............             258              285
      Inventories ............................             126               78
      Other ..................................             101              101
                                                      --------         --------
      Total deferred tax assets ..............          10,118            2,941
                                                      --------         --------

 Deferred tax liabilities --
      Tax reserves ...........................          (3,602)          (2,097)
      Intangibles ............................          (1,469)          (1,085)
      Property, plant and equipment ..........          (1,345)          (1,291)
      Receivables ............................          (1,736)          (1,735)
      Other ..................................            (408)            (405)
                                                      --------         --------
      Total deferred tax liabilities .........          (8,560)          (6,613)
                                                      --------         --------

 Valuation allowance .........................            (984)            (967)
                                                      --------         --------
      Net deferred tax asset (liability) .....        $    574         $ (4,639)
                                                      ========         ========

         The valuation allowance increased due to the uncertainty of realization of net operating loss carryforwards in certain foreign tax jurisdictions. The Company's net deferred tax liability is set forth in the consolidated balance sheet as of December 31, 1998 and 1997, respectively, as follows (in thousands):

                                                                  1998             1997
                                                                --------         --------
           Current deferred tax assets .................        $  7,143         $  1,380
           Non-current deferred tax assets .............           1,991              594
           Current deferred tax liabilities ............          (1,951)          (1,946)
           Non-current deferred tax liabilities ........          (6,609)          (4,667)
                                                                --------         --------
                Net deferred tax asset (liability) .....        $    574         $ (4,639)
                                                                ========         ========

         Cash payments of income taxes, net of refunds, were $8,286,000, $2,150,000, and $2,169,000 in 1998, 1997 and 1996, respectively.


8.   CAPITAL STOCK

         The authorized share capital of the Company consists of 100,000,000 common shares, and 3,000,000 preference shares, each with a par value of NLG 0.03.

         On October 22, 1997, the Company declared a two-for-one split of its common shares payable on December 19, 1997, to shareholders of record as of the close of business on December 1, 1997. All agreements concerning stock options and other commitments payable in shares of the Company's common stock provide for the issuance of additional shares in the event of a declaration of a stock split. An amount equal to the par value of the common shares issued was transferred from additional paid-in capital to the common share account. All references to number of shares, except shares authorized, and to per share information in the consolidated financial statements have been restated to reflect the stock split.

         On November 20, 1997, the Company successfully completed a public offering in which it sold 2,964,862 of its common shares (including the exercise of the underwriter's overallotment of 164,862 common shares) and received net proceeds of approximately $50.0 million. The Company used the net proceeds to paydown $43.9 million in existing debt and retained $6.1 million for working capital.

9.   STOCK OPTIONS

         EMPLOYEE STOCK OPTION PLAN

         The 1995 Long-Term Incentive Plan (the "Plan") was amended and restated effective as of May 29, 1997, to authorize an additional 1,600,000 common shares, resulting in a maximum aggregate of 2,900,000 common shares for grant to eligible employees. Options granted pursuant to the Plan are exercisable for a period of 10 years and will vest in equal installments over four years, so long as the option holder remains an employee of the Company as of the date of exercise. The exercise price of options granted under the Plan is the market value at the date of grant.

         1995 NONEMPLOYEE DIRECTOR STOCK OPTION PLAN

         The 1995 Nonemployee Director Stock Option Plan (the "Nonemployee Director Plan"), was amended and restated effective as of May 29, 1997 to authorize an additional 100,000 common shares, for a maximum aggregate of 200,000 common shares for grant to eligible Directors of the Company. Pursuant to the Nonemployee Director Plan, beginning in 1996, 10,000 options will be granted to each eligible Director and 20,000 were granted to the Chairman on the day after the annual general meeting. The options are exercisable for a period of 10 years and will vest on the day before the next annual shareholders meeting following the date of grant. The exercise price of options granted under the Plan is the market value at the date of grant.

Information regarding the Company's stock option plans is summarized below:

                                                                               WEIGHTED
        OPTIONS:                                          RANGE OF              AVERAGE
                                         SHARES        EXERCISE PRICES      EXERCISE PRICE
                                      ----------       ---------------      --------------
 Balance at December 31, 1995...        736,760         $1.28 - $6.00        $     5.09
 Options granted ...............         24,000           6.00 - 7.88              6.71
 Options exercised .............         (1,000)             6.00                  6.00
 Options canceled ..............        (50,000)             6.00                  6.00
                                      ----------
 Balance at December 31, 1996...        709,760           1.28 - 7.88              5.08
                                      ----------
 Options granted ...............        815,000          8.38 - 17.88              8.55
 Options exercised .............        (68,942)          1.28 - 6.00              3.30
 Options canceled ..............        (37,000)             8.38                  8.38
                                      ----------
 Balance at December 31,1997....      1,418,818          1.28 - 17.88              6.09
                                      ----------
 Options granted ...............        698,004         11.63 - 24.38             18.10
 Options exercised .............       (294,612)         1.28 - 17.88              5.73
 Options canceled ..............       (114,000)         6.00 - 24.38             14.51
                                      ----------
 Balance at December 31, 1998...      1,708,210          1.28 - 24.38             11.39
                                      ==========


         The exercise prices of options outstanding at December 31, 1998, 1997, and 1996 ranged from $1.28 to $24.38 per share, $1.28 to $17.88 per share, and $1.28 to $7.88 per share, respectively. The weighted average contractual life remaining on outstanding stock options was nine years at December 31, 1998.

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by SFAS No. 123, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                            YEAR ENDED        YEAR ENDED
                                            DECEMBER 31,      DECEMBER 31,
                                                1998              1997
                                            ------------      ------------
 Net income:
      As reported ...................        $   20,012        $   14,761
      Pro forma .....................        $   15,148        $   13,893

 Basic net income per share:
      As reported ...................        $      .73        $      .62
      Pro forma .....................        $      .55        $      .58

 Diluted net income per share:
      As reported ...................        $      .71        $      .60
      Pro forma .....................        $      .54        $      .56

         The weighted average fair value of options granted in 1998, 1997, and 1996 of $8.39, $7.08, and $4.00, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions: risk-free interest rates of 6.65% in 1998, 5.6% in 1997, and 6.7% in 1996; no dividends in 1998, 1997, and 1996; expected volatility of 69% in 1998, 39% in 1997, and 35% in 1996; and expected option lives of 9 years in 1998, and 10 years in 1997 and 1996.


10. FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Management believes that the carrying amount of long-term debt approximates fair value as the majority of borrowings bear interest at floating market interest rates.


11. CONCENTRATION OF CREDIT RISK

         The Company derives its worldwide revenues from customers primarily in the oil and gas industry. This industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the Company's customers could be affected by similar changes in economic, industry or other conditions. However, the Company believes that the credit risk posed by this industry concentration is offset by the creditworthiness of the Company's customer base. The Company's portfolio of accounts receivable is comprised primarily of major international corporate entities and government organizations with stable payment experience.


12. RETIREMENT AND OTHER PLANS

         The Company has six defined contribution plans (the "Plans") for the benefit of all qualified employees in the United States, Canada and the United Kingdom. In accordance with the specific plan, the Company matches the required portion of employee contributions up to specified limits and under certain plans, the Company may make discretionary contributions annually in accordance with the Plans. For the years ended 1998, 1997 and 1996 the Company expensed $2,984,000, $2,297,000, and $1,461,000, respectively, for its matching and discretionary contributions to the Plans.

         The Company provides a retirement benefit to substantially all of its Dutch employees equal to 1.75% of each employee's final pay for each year of service, subject to a maximum of 70%. Funding for this benefit is in the form of premiums paid to an insurance company based upon each employee's age and current salary. Salary increases require higher premiums, which are paid over future years and are reflected, at their net present value, as a provision for pension backservice liabilities. Employees are 100% vested at all times. In the event an employee leaves the company, the Company is required to immediately pay the backservice pension liability to the insurance company. The insurance company has assumed substantially all risk associated with the plan.

         The Company also operates a defined benefit plan for a portion of its U.S. employees; such plan was suspended on December 31, 1997. The Company recognized a curtailment gain in 1997 of approximately $1.4 million related to the plan's suspension. The curtailment gain was recorded as a reduction to cost of services in the 1997 Consolidated Statement of Operations. The benefits paid are based on years of service and the employee's final average earnings. Pension income in 1998 was $53,030, while pension costs for 1997 and 1996 were $217,763, and nil, respectively.

         The components of net pension costs (income) related to the defined benefit plan in 1998 are as follows:

 Service cost-benefits earned during the period ......................   $    164,780
 Interest cost on projected obligation ...............................        503,820
 Actual return on assets .............................................       (721,630)
 Net amortization and accrual ........................................             --
                                                                         ------------
 Net pension costs (income) ..........................................   $    (53,030)
                                                                         ============

Actuarial assumptions used for this calculation are as follows:

 Discount rate .......................................................           6.75%
 Rate of return ......................................................           8.00%
 Rate of compensation increase .......................................           5.00%

         In July 1997, the Company established deferred compensation contracts for certain officers. The benefits under these contracts are fully vested and benefits are paid when the participants attain their 65th year of age. The charge to expense for officer deferred compensation in 1998, 1997, and 1996 was approximately $260,000, $238,000, and nil, respectively. Life insurance policies with cash surrender value were purchased for the purpose of funding the officer deferred compensation contracts.

         The Company also maintains deferred compensation contracts with certain key employees. Vesting is based upon age and years of service. Life insurance contracts with cash surrender value have been purchased to provide funding under these agreements. The charge to expense for the key employee deferred compensation contracts in 1998, 1997, and 1996 was approximately $84,000, $83,000, and nil, respectively.


13. COMMITMENTS AND CONTINGENCIES

         The Company may from time to time be subject to legal proceedings and claims that arise in the ordinary course of its business. Management believes that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or future results of operations of the Company.

 On August 18, 1998, Saybolt, Inc. ("Saybolt") agreed to plead guilty in federal court to criminal violations of the federal Clean Air Act and the Foreign Corrupt Practices Act which occurred between October 1994 and December 1996, prior to the Company's acquisition of Saybolt. Under the plea agreement reached between Saybolt, the U.S. Department of Justice and the United States Attorneys for the districts of Massachusetts, New Jersey, and Connecticut, Saybolt agreed to pay $4.9 million in fines and agreed to be placed on probation for five years. The fines were paid out of funds specifically set aside in escrow for contingencies from the Saybolt selling stockholders at the time of the acquisition. The Company acquired Saybolt's Dutch parent in May of 1997. The Company believes that these penalties will have no material adverse effect on Saybolt's financial position or results of operations and it also believes that Saybolt's testing licenses will remain in full force and effect. The government has informed Saybolt that the criminal investigations against Saybolt have ended.

         As security for bids and performance on certain contracts, the Company was contingently liable at December 31, 1998, in the amount of approximately $2.4 million under standby letters of credit and bank guarantees.

         Minimum rental commitments under non-cancelable operating leases as of December 31, 1998, consist of the following (in thousands):

            Year ended December 31 --
            1999.............................   $     3,547
            2000.............................         2,182
            2001.............................         1,147
            2002.............................           605
            2003.............................           292
            Thereafter.......................           304
                                                -----------
                                                $     8,077
                                                ===========

         Operating lease commitments relate principally to equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $5,325,000, $5,935,000, and $3,841,000 for 1998, 1997 and 1996, respectively.

         The Company has entered into various capital leases which provide for future minimum lease payments over the next five years as follows: $239,000 in 1999, $107,000 in 2000, $39,000 in 2001, $8,000 in 2002 and nil in 2003.


14.      SEGMENT REPORTING

         The Company's business units have been aggregated into three reportable segments which provide products and services used for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields.

          o Reservoir Description: Encompasses the petrophysical characterization of petroleum reservoir rock and the phase behavior relationships of reservoir fluids and gases.

          o Production Enhancement: Includes field applications of proprietary technologies to maximize the efficiency and effectiveness of well completions, perforations, stimulations, and production.

          o Reservoir Management: Combines and integrates data sets from reservoir description and production enhancement services to maximize daily hydrocarbon production and recovery from a well or field.

         SEGMENT EARNINGS

         The Company's operations are managed primarily in three separate segments due to the different technologies and marketing strategies each segment utilizes and requires. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheet and Statement of Operations. The Company evaluates performance based on income or loss from operations before income tax, interest, and other non-operating income (expense). Summarized financial information concerning the Company's segments is shown in the following table. Items included in "Corporate and Other" represent those items that are insignificant or that are not directly related to a particular segment, but benefit the Company as a whole.

                                                                    INCOME BEFORE TAXES AND
                                         REVENUES                          INTEREST                          ASSETS
                             ---------------------------------  -------------------------------   -----------------------------
IN THOUSANDS                    1998       1997        1996        1998       1997       1996       1998      1997       1996
                             ---------   ---------   ---------  ---------  ---------   --------   ---------  --------  --------
Reservoir Description .....  $ 213,303   $ 182,225   $  74,491  $  25,783  $  20,928   $  9,321   $ 307,065  $224,592  $ 52,140
Production Enhancement ....     47,283      22,820      11,649      8,517      5,305         60     111,391    12,785     6,460
Reservoir Management ......     50,369      44,668      20,803      4,457      2,582      1,198      48,897    39,819    12,651
                             ---------   ---------   ---------  ---------  ---------   --------   ---------  --------  --------
Total Business Segments ...    310,955     249,713     106,943     38,757     28,815     10,579     467,353   277,196    71,251
                             ---------   ---------   ---------  ---------  ---------   --------   ---------  --------  --------

Corporate and Other .......  $   3,742   $   5,139   $   6,166  $   1,005  $   1,029   $  2,087   $      26  $ 19,111  $ 22,847
Intersegment Eliminations .    (28,494)    (25,718)     (1,756)        --         --         --    (118,771)  (46,771)   (1,756)
                             ---------   ---------   ---------  ---------  ---------   --------   ---------  --------  --------

Consolidated ..............    286,203     229,134     111,353     39,762     29,844     12,666     348,608   249,536    92,342
                             =========   =========   =========  =========  =========   ========   =========  ========  ========

         The Company derives its revenues from services and sales to customers primarily in one industry segment, the oil and gas industry. The following is a summary of the Company's United States and other foreign operations for 1998, 1997, and 1996 (in thousands):

                                                     YEAR ENDED
                                          ----------------------------------
                                             1998        1997        1996
                                          ----------  ----------  ----------
          Unaffiliated revenues --
               United States ...........  $  131,774  $  102,069  $   72,310
               Other countries .........     154,429     127,065      39,043
                                          ----------  ----------  ----------
                                          $  286,203  $  229,134  $  111,353
                                          ==========  ==========  ==========

          Operating income--
               United States ...........  $   14,942  $   10,528  $    4,858
               Other countries .........      25,762      18,230       7,241
                                          ----------  ----------  ----------
                                          $   40,704  $   28,758  $   12,099
                                          ==========  ==========  ==========

          Identifiable assets --
               United States ...........  $  155,340  $   62,971  $   50,095
               Other countries .........     193,268     186,565      42,247
                                          ----------  ----------  ----------
                                          $  348,608  $  249,536  $   92,342
                                          ==========  ==========  ==========

         Operating income includes sales and services, costs of sales and services, general and administrative expenses, as well as depreciation and amortization. United States revenues derived from exports were $12.7 million, $8.4 million, and $8.7 million in 1998, 1997 and 1996, respectively.

         No single customer accounts for 10 percent or more of consolidated revenues for any of the periods presented.


15.      EVENTS SUBSEQUENT TO YEAR END

         ISOTAG ACQUISITION

         On January 7, 1999, the Company acquired receivables and certain fixed assets from Isotag Specialist, Inc. ("Isotag"), and its related company, Fred Calaway and Co. Both companies are privately held and based in Texas. Isotag provides fracture diagnostics and related services. The Company issued approximately 33,000 shares for the assets and will account for the transaction using the purchase method of accounting.

         GEOSCIENCE ACQUISITION

         On January 18, 1999 the Company entered into an agreement to acquire GeoScience Corp. for approximately $197 million in cash and stock. On March 23, 1999 the Company agreed to terminate the agreement. As part of the termination, the Company agreed to pay GeoScience $3 million through the cancellation of working capital advances previously made by the Company to GeoScience.

16.      UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

         Summarized quarterly financial data for the four quarters ended December 31, 1998 and 1997 is as follows (in thousands, except share and per share data):

                                                             QUARTER ENDED
                                          ------------------------------------------------------
                                            12/31/98       9/30/98      6/30/98        3/31/98
                                          ------------  ------------  ------------  ------------
Service and sales revenue ..............  $     76,798  $     77,262  $     69,682  $     62,461
Operating expenses .....................        67,754        63,273        59,626        55,788
Interest expense .......................         1,555         1,661         1,447         1,380
                                          ------------  ------------  ------------  ------------
Income from continuing operations before
   income tax ..........................  $      7,489  $     12,328  $      8,609  $      5,293
                                          ============  ============  ============  ============
Income from continuing operations ......  $      5,242  $      8,630  $      6,026  $      3,705
                                          ============  ============  ============  ============

Per share data:
Basic earnings per share from
   continuing operations ...............  $       0.18  $       0.30  $       0.23  $       0.14
                                          ============  ============  ============  ============
Weighted average basic common shares
   outstanding .........................    29,245,260    28,576,087    25,768,348    25,650,083
                                          ============  ============  ============  ============
Diluted earnings per share from
   continuing operations ...............  $       0.18  $       0.29  $       0.23  $       0.14
                                          ============  ============  ============  ============
Weighted average diluted common
     shares outstanding ................    29,930,709    29,334,845    26,775,487    26,514,596
                                          ============  ============  ============  ============


                                                               QUARTER ENDED
                                          ------------------------------------------------------
                                            12/31/97       9/30/97      6/30/97        3/31/97
                                          ------------  ------------  ------------  ------------
Service and sales revenue ..............  $     79,755  $     65,396  $     54,205  $     29,778
Operating expenses .....................        68,512        56,938        47,176        26,664
Interest expense .......................         2,295         2,417         1,470           318
                                          ------------  ------------  ------------  ------------
Income from continuing operations
   before income tax ...................  $      8,948  $      6,041  $      5,559  $      2,796
                                          ============  ============  ============  ============
Income from continuing operations ......  $      5,727  $      3,866  $      3,558  $      1,789
                                          ============  ============  ============  ============

Per share data:
Basic earnings per share from
  continuing operations ................  $       0.24  $       0.17  $       0.16  $       0.08
                                          ============  ============  ============  ============
Weighted average basic common
     shares outstanding ................    24,044,382    22,434,046    22,382,382    22,376,882
                                          ============  ============  ============  ============
Diluted earnings per share from
   continuing operations ...............  $       0.23  $       0.17  $       0.16  $       0.08
                                          ============  ============  ============  ============
Weighted average diluted common
     shares outstanding ................    24,947,951    23,182,989    22,872,392    22,705,168
                                          ============  ============  ============  ============

                                            INDEX TO EXHIBITS


                                                                                               INCORPORATED BY
                                                                                              REFERENCE FROM THE
EXHIBIT NO.                        EXHIBIT TITLE                                             FOLLOWING DOCUMENTS
-----------                        -------------                                             -------------------

   3.1     --  Articles of  Association  of the  Company,  as amended  (including      Form F-1, September 20, 1995
               English translation)

   4.1     --  Form of certificate representing Common Shares                          Filed Herewith

  10.1     --  Core Laboratories  N.V. 1995 Long-Term  Incentive Plan (as amended      Proxy Statement dated May 2, 1997
               and restated effective as of May 29, 1997)                              for Annual Meeting of Shareholders

  10.2     --  Core Laboratories N.V. 1995 Nonemployee Director Stock Option
               Proxy Statement dated May 2, 1997 Plan (as amended and restated effective as of May 29, 1997) for Annual Meeting of Shareholders

  10.3     --  Form of  Registration  Rights  Agreement to be entered into by the      Form 10-Q, November 10, 1995
               Company and certain of its shareholders, dated September 15, 1995

  10.4     --  Purchase  and  Sale  Agreement  between  Core  Holdings  B.V.  and      Form F-1, September 20, 1995
               Western Atlas  International,  Inc.,  Western Atlas  International
               Nigeria  Ltd.,  Western Atlas de  Venezuela,  C.A.,  Western Atlas
               Canada Ltd. and Core Laboratories  Australia Pty. Ltd. dated as of
               September 30, 1994

  10.5     --  Form  of  Indemnification  Agreement  to be  entered  into  by the      Form F-1, September 20, 1995
               Company and certain of its directors and officers

  10.6     --  Indemnification  Agreements,  each dated as of October  20,  1995,      Form 10-Q, November 10, 1995
               between  the  Company  and  each of its  directors  and  executive officers

  10.7     --  Stock Purchase  Agreement among Core  Laboratories  N.V.,  Saybolt      Form 8-K, May 23, 1997
               International  B.V. and the shareholders of Saybolt  International
               B.V., dated as of April 16, 1997

  10.8     --  Amended and  Restated  Credit  Agreement  among Core  Laboratories      Form S-3, November 20, 1997
               N.V., Core Laboratories,  Inc., Core Laboratories  (U.K.) Limited,
               Bankers  Trust  Company,  NationsBank,  N.A.  and the Bank  Group,
               dated as of July 18, 1997

  10.9     --  Agreement and Plan of Merger among Core  Laboratories  N.V.,  Owen      Form 8-K, July 5, 1998
               Oil  Tools,  Inc.,  Owen  Acquisition,   Inc.,  and  each  of  the
               shareholders of Owen Oil Tools, Inc., dated as of June 30, 1998

  10.10    --  Core   Laboratories   Supplemental   Executive   Retirement   Plan      Form 10-K, March 31, 1998
               effective as of January 1, 1998

  10.11    --  Form of Employment  Agreement  between Core  Laboratories N.V. and      Filed Herewith
               David Michael Demshur dated as of August 18, 1998

  10.12    --  Form of Employment  Agreement  between Core  Laboratories N.V. and      Filed Herewith
               Richard Lucas Bergmark dated as of August 18, 1998

  10.13    --  Form of Employment  Agreement  between Core  Laboratories N.V. and      Filed Herewith
               Monty Lee Davis dated as of August 18, 1998

  10.14    --  Form of Employment  Agreement  between Core  Laboratories N.V. and      Filed Herewith
               John David Denson dated as of August 18, 1998

  10.15    --  Acquisition Agreement among Core Laboratories N.V., Core Laboratories   Filed Herewith
               International B.V., Saybolt International B.V., AGI Mexicana S.A.
               de C.V. and the Stockholders of AGI. Mexicare S.A. de C.V. dated as of December 11, 1998

  10.16    --  Agreement and Plan of Merger among Core Laboratories N.V., AGI          Filed Herewith
               Acquisition Company, The Andrews Group International, Inc. and
               Robert P. Andrews dated as of December 18, 1998

  23.1     --  Consent of Arthur Andersen LLP                                          Filed Herewith

  27.0     --  Financial Data Schedule                                                 Filed Herewith