Form 10-Q
period 1999-03-31
CORE LABORATORIES N V
filed 1999-05-17
CIK 1000229

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1999

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

     The number of common shares of the Registrant, par value NLG 0.03 per share, outstanding at May 7, 1999 was 29,413,784.

================================================================================

                             CORE LABORATORIES N.V.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----
Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at March 31, 1999 and December 31, 1998  .......................      1
         Consolidated Statements of Operations for the Three Months Ended
              March 31, 1999 and 1998................................................................      2
         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 1999 and 1998................................................................      3
         Notes to Consolidated Financial Statements  ................................................      4
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................      8

Part II -- Other Information

     Item 1 -- Legal Proceedings.....................................................................     11

     Item 2 -- Changes in Securities.................................................................     11

     Item 3 -- Defaults Upon Senior Securities.......................................................     11

     Item 4 -- Submission of Matters to a Vote of Security Holders ..................................     11

     Item 5 -- Other Information.....................................................................     11

     Item 6 -- Exhibits and Reports on Form 8-K  ....................................................     13

Signature ...........................................................................................     14

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                         MARCH 31,        DECEMBER 31,
                                                                                           1999               1998
                                                                                        ----------        ------------
ASSETS                                                                                  (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $    6,849        $      8,166
     Accounts receivable, net....................................................           76,209              84,288
     Inventories.................................................................           22,893              18,860
     Prepaid expenses............................................................           11,462               9,935
     Deferred income tax asset...................................................            5,409               5,192
                                                                                        ----------         -----------
          Total current assets...................................................          122,822             126,441

PROPERTY, PLANT AND EQUIPMENT....................................................           90,058              88,009
     Less-- accumulated depreciation.............................................          (21,350)            (19,818)
                                                                                        ----------        ------------
                                                                                            68,708              68,191

INTANGIBLES AND GOODWILL, net....................................................          148,796             149,487
OTHER LONG-TERM ASSETS...........................................................            4,469               4,489
                                                                                        ----------        ------------
         Total assets............................................................       $  344,795        $    348,608
                                                                                        ==========        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt........................................       $   22,871        $     18,355
     Accounts payable............................................................           16,707              18,528
     Other current liabilities...................................................           22,825              24,338
                                                                                        ----------        ------------
          Total current liabilities..............................................           62,403              61,221

LONG-TERM DEBT...................................................................           68,056              68,238
MINORITY INTEREST................................................................            1,098               1,078
LONG-TERM LEASE OBLIGATIONS......................................................              143                 154
OTHER LONG-TERM LIABILITIES......................................................           21,303              20,949
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................               --                  --
     Common shares, NLG 0.03 par value; 30,000,000 shares authorized,
         29,414,284 and 29,298,419 issued and outstanding
         at March 31, 1999 and December 31, 1998, respectively...................              497                 496
     Additional paid-in capital..................................................          153,213             152,178
     Retained earnings...........................................................           38,082              44,294
                                                                                        ----------        ------------
         Total shareholders' equity..............................................          191,792             196,968
                                                                                        ----------        ------------
          Total liabilities and shareholders' equity.............................       $  344,795        $    348,608
                                                                                        ==========        ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                       ------------------------------
                                                          1999               1998
                                                       ------------      ------------
                                                       (UNAUDITED)         (UNAUDITED)
SERVICES .........................................     $     52,190      $     58,283
SALES ............................................           11,941             4,178
                                                       ------------      ------------
                                                             64,131            62,461
OPERATING EXPENSES:
     Costs of services ...........................           44,941            47,105
     Costs of sales ..............................            9,482             3,427
     General and administrative expenses .........            2,747             1,882
     Depreciation and amortization ...............            4,478             3,423
     Non-recurring charges (Note 6) ..............           10,670                --
     Other (income) expense, net .................             (497)              (49)
                                                       ------------      ------------
                                                             71,821            55,788

INCOME (LOSS) BEFORE INTEREST EXPENSE AND
     INCOME TAX EXPENSE ..........................           (7,690)            6,673

INTEREST EXPENSE .................................            1,582             1,380
                                                       ------------      ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE ..........           (9,272)            5,293

INCOME TAX EXPENSE (BENEFIT) .....................           (3,060)            1,588
                                                       ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS .........           (6,212)            3,705

LOSS FROM DISCONTINUED OPERATIONS ................               --              (217)
                                                       ------------      ------------

NET INCOME (LOSS) ................................     $     (6,212)     $      3,488
                                                       ============      ============

PER SHARE DATA:

     Income (loss) from continuing operations ....     $      (0.21)     $       0.15

     Loss from discontinued operations ...........     $         --      $      (0.01)
                                                       ------------      ------------

     Basic earnings (loss)  per share ............     $      (0.21)     $       0.14
                                                       ============      ============

     WEIGHTED AVERAGE BASIC COMMON SHARES

           OUTSTANDING ...........................       29,358,338        25,650,083
                                                       ============      ============


     Income (loss) from continuing operations ....     $      (0.21)     $       0.14

     Loss from discontinued operations ...........     $         --      $      (0.01)
                                                       ------------      ------------

     Diluted earnings (loss) per share ...........     $      (0.21)     $       0.13
                                                       ============      ============

     WEIGHTED AVERAGE DILUTED COMMON SHARES

           OUTSTANDING ...........................       30,049,601        26,514,596
                                                       ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                               --------------------
                                                                                 1999        1998
                                                                               --------    --------
                                                                             (UNAUDITED)  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...................................................     $ (6,212)   $  3,488
     Adjustments to reconcile net income (loss)  to net cash provided by (used in) operating activities:
         Depreciation and amortization ...................................        4,478       3,423
         (Gain) loss on sale of fixed assets .............................            9        (301)
     Changes in assets and liabilities:
         Decrease in accounts receivable .................................        8,101         346
         (Increase) decrease in inventories ..............................         (596)        114
         Increase in prepaid expenses ....................................       (4,964)     (2,676)
         Decrease in accounts payable ....................................       (1,821)     (3,033)
         Increase (decrease) in other accrued expenses ...................        3,502        (517)
         Other ...........................................................       (4,720)     (2,605)
                                                                               --------    --------
              Net cash used in continuing operations .....................       (2,223)     (1,761)
              Net cash provided by discontinued operations ...............           --         217
                                                                               --------    --------
              Net cash used in operating activities ......................       (2,223)     (1,544)
                                                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ................................................       (5,583)     (3,803)
     Proceeds from sale of fixed assets ..................................        1,660         412
                                                                               --------    --------
         Net cash used in investing activities ...........................       (3,923)     (3,391)
                                                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt ..........................................       (3,669)     (1,729)
     Borrowings under long-term debt .....................................        8,003          --
     Decrease in short-term debt .........................................           --         (44)
     Exercise of stock options ...........................................          556         275
     Other ...............................................................          (61)        (94)
                                                                               --------    --------
         Net cash provided by (used in) financing activities .............        4,829      (1,592)
                                                                               --------    --------

NET CHANGE  IN CASH ......................................................       (1,317)     (6,527)
CASH, beginning of period ................................................        8,166      12,726
                                                                               --------    --------
CASH, end of period ......................................................     $  6,849    $  6,199
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Balance sheet information as of December 31, 1998, has been taken from the 1998 annual audited financial statements. Certain 1998 items have been reclassified to conform with the 1999 presentation. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

ACCOUNTING STANDARDS

     The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in 1998, which changes the way the Company reports information about its operating segments. See Footnote 7 for additional information.

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

2.   ACQUISITIONS

         On January 7, 1999, the Company acquired receivables and certain fixed assets from Isotag Specialist, Inc. ("Isotag"), and its related company, Fred Calaway and Co. Both companies are privately held and based in Texas. Isotag provides production enhancement and related services. The Company issued approximately 33,000 shares for the assets and is accounting for the transaction using the purchase method of accounting.

     On January 18, 1999 the Company entered into an agreement to acquire GeoScience Corp. for approximately $197 million in cash and stock. On March 23, 1999 the Company agreed to terminate the agreement. As part of the termination, the Company incurred charges of approximately $3.7 million, including $3.0 million of working capital advances made by the Company to GeoScience Corp.


3.   INVENTORIES

     Inventories are primarily items held for sales or services provided to customers. Inventories are stated at the lower of average cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                                      MARCH 31,      DECEMBER 31,
                                                        1999              1998
                                                     -----------     ------------
                                                     (UNAUDITED)
         Parts and materials.......................  $    16,614     $     16,987
         Work in process...........................        6,279            1,873
                                                     -----------     ------------
                  Total ...........................  $    22,893     $     18,860
                                                     ===========     ============


4.   INTANGIBLES AND GOODWILL

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


5.   LONG-TERM DEBT

     Long-term debt at March 31, 1999 and December 31, 1998 is summarized in the following table (in thousands):

                                                      MARCH 31,      DECEMBER 31,
                                                        1999              1998
                                                     -----------     ------------
                                                     (UNAUDITED)
     Credit Facility with a bank group:
         $70,154 term loan facility..............    $    66,607     $     70,154
         $55,000 revolving debt facility.........         23,000           15,000
     Loan Notes   ...............................          1,073            1,073
     Other indebtedness..........................            247              366
                                                     -----------      -----------
              Total debt ........................         90,927           86,593
         Less-- current maturities...............         22,871           18,355
                                                     -----------      -----------
              Total long-term debt...............    $    68,056      $    68,238
                                                     ===========      ===========


         In May 1997, the Company entered into a Credit Facility which provides for (i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a U.S. dollar equivalency of approximately $15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At March 31, 1999, approximately $32 million was available for borrowing under the revolving credit facility. Loans under the Credit Facility will generally bear interest from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loans require quarterly principal payments beginning March 31, 1999, with the final payment due on June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Credit Facility will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements. All of the Company's material subsidiaries are guarantors or co-borrowers under the Credit Facility.

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


6.   NON-RECURRING CHARGES

      In the first quarter of 1999, the Company recorded certain non-recurring charges of approximately $3.7 million relating to the termination of the proposed GeoScience transaction. The Company also recorded non-recurring charges related to asset write-downs, expenses for personnel reductions, facility-related expenses and other charges, totaling approximately $6.9 million. These charges are included in "Non-recurring charges" in the accompanying consolidated financial statements of operations.


7.   SEGMENT REPORTING

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

                                                                                               INCOME (LOSS) BEFORE
                                                                 REVENUES                       TAXES AND INTEREST
                                                       THREE MONTHS ENDED MARCH 31,        THREE MONTHS ENDED MARCH 31,
                                                     ---------------------------------------------------------------------
                                                          1999               1998             1999              1998
                                                     --------------     --------------    --------------    --------------
                                                                                 (In thousands)

     Reservoir Description.......................    $       40,613     $       43,772    $       (4,529)   $        5,401
     Production Enhancement......................            14,351              6,763             1,653             1,737
     Reservoir Management........................             7,870             10,677               812            (1,042)
                                                     --------------     --------------    --------------    --------------
     Total Business Segments.....................            62,834             61,212            (2,064)            6,096
                                                     --------------     --------------    --------------    --------------

     Corporate and Other.........................             1,297              1,249            (5,626)              577
     Intersegment Eliminations...................                --                 --                --                --
                                                     --------------     --------------    --------------    --------------

     Consolidated................................    $       64,131     $       62,461    $       (7,690)   $        6,673
                                                     ==============     ==============    ==============    ==============


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

GENERAL

     Core Laboratories N.V. was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services for optimizing reservoir performance and maximizing hydrocarbon recovery from new and existing fields. The Company's customers include major, national, and independent oil and gas producers. In addition, the Company manufactures and sells petroleum reservoir rock and fluid analysis instrumentation and other integrated systems which complement its services operations. Core Laboratories currently operates over 70 facilities in over 50 countries and has approximately 3,500 employees.

RECENT DEVELOPMENTS

ISOTAG ACQUISITION

         On January 7, 1999, the Company acquired receivables and certain fixed assets from Isotag Specialist, Inc., and its related company, Fred Calaway and Co. Both companies are privately held and based in Texas. Isotag provides production enhancement and related services. The Company issued approximately 33,000 shares for the assets and is accounting for the transaction using the purchase method of accounting.

GEOSCIENCE ACQUISITION

     On January 18, 1999 the Company entered into an agreement to acquire GeoScience Corp. for approximately $197 million in cash and stock. On March 23, 1999 the Company agreed to terminate the agreement. As part of the termination, the Company incurred charges of approximately $3.7 million, including $3.0 million of working capital advances made by the Company to

GeoScience Corp. These charges are included in "Non-recurring charges" in the accompanying consolidated statements of operations as discussed in Footnote 6.

NON-RECURRING CHARGE

     In the first quarter of 1999, the Company recorded certain non-recurring charges of approximately $3.7 million relating to the termination of the proposed GeoScience Corp. transaction. The Company also recorded non-recurring charges related to asset write-downs, expenses for personnel reductions, facility-related expenses and other charges, totaling approximately $6.9 million. These charges are included in "Non-recurring charges" in the accompanying consolidated financial statements of operations.

RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's consolidated income statements for the periods indicated:

                                                                                   PERCENTAGE OF
                                                                                   TOTAL REVENUE
                                                                                 ------------------
                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31
                                                                                 ------------------
                                                                                   1999       1998
                                                                                 -------     ------
               Services ................................................            81.4%      93.3%
               Sales  ..................................................            18.6        6.7
                                                                                 -------     ------
                                                                                   100.0      100.0
               Operating expenses:
               Cost of services ........................................            86.1*      80.8*
               Cost of sales  ..........................................            79.4*      82.0*
               General and administrative expenses......................             4.3        3.0
               Depreciation and amortization............................             7.0        5.5
               Non-recurring charges....................................            16.6         --
               Other income, net........................................            (0.8)       0.1

               Income (loss)  from continuing operations before interest
                  expense and income tax expense........................           (12.0)      10.7
               Interest expense.........................................             2.5        2.2
                                                                                 -------     ------
               Income (loss) from continuing operations before income
                  tax expense...........................................           (14.5)       8.5
               Income tax expense (benefit).............................            (4.8)       2.5
                                                                                 -------     ------
               Income (loss) from continuing operations                             (9.7)%      6.0%
                                                                                 =======     ======

                   *  Percentage based on applicable segment revenue, and not total revenue.



     Total revenue for the first quarter 1999 was $64.1 million, an increase from $62.5 million in the same period last year. The increase was due to increased demand for the Company's products and its recent acquisitions.

     Cost of services as a percentage of services revenue for the quarter ended March 31, 1999 increased compared to the corresponding quarter in 1998. The increase is due to reduced global oil prices which resulted in a more competitive industry and lower unit demand for the services provided.

     Cost of sales as a percentage of sales revenue for the quarter ended March 31, 1999 decreased compared to the corresponding quarter in 1998 due to an increase in higher margin product sales.

     General and administrative expenses for the quarter ended March 31, 1999 increased $0.9 million as compared to the corresponding period in 1998 as a result of increased personnel costs attributable to the Company's growth.

     Depreciation and amortization expense for the quarter ended March 31, 1999 increased to $4.5 million as compared to $3.4 million a year ago, primarily due to the inclusion of depreciation and amortization from the Company's recent acquisitions.

     Non-recurring charges of $10.7 million were expensed in the quarter ended March 31, 1999. The expenses were related to asset write-downs, personnel reductions, and other expenses including those related to the termination of the proposed GeoScience Corp. transaction.

     Interest expense for the quarter ended March 31, 1999 increased $0.2 million as compared to 1998. The increase was primarily due to additional borrowings used to refinance a portion of the debt of the recent acquisitions.

     The Company's effective income tax rate was approximately 33.0% for the three months ended March 31, 1999 as compared to 30.0% for three months ended March 31, 1998. The increase is due to the higher average tax rates of the jurisdictions in which the recent acquisitions operate.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the three month period ended March 31, 1999 the Company had operating cash flow of ($2.2) million as compared to ($1.5) million for the corresponding period in 1998. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

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

     The Company has identified four phases to achieve a state of readiness: (i) identification, (ii) remediation, (iii) implementation and testing, and, (iv) reassessment. As of December 31, 1998, the identification phase of assessing all systems that could be affected by Year 2000 date sensitive software or embedded technology was substantially complete. Remediation and/or implementation of compliant systems is expected to be completed by the third quarter of 1999. Reassessment will continue constantly throughout the process.

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

     The Company has commenced contingency planning to reduce the risk of Year 2000 related business failures. The contingency plans, which address both internal systems and third party relationships, include the following activities: (i) evaluate the consequences of failure of business processes with significant exposure to Year 2000 risk; (ii) determine the probability of a Year 2000 related failure for those processes that have a high consequence of failure; (iii) develop an action plan to complete contingency plans for those processes that rank high in both consequence and probability of failure; and
(iv) complete the applicable action plans. The Company has substantially completed evaluation activities and is proceeding with the subsequent activities. The Company expects to substantially complete all contingency-planning activities by September 30, 1999.

     Based on its plans to make internal systems ready for Year 2000, to deal with third party relationships, and to develop contingency actions, the Company believes that it will experience, at most, isolated and minor disruptions of business processes following the turn of the century. Such disruptions are not expected to have a material effect on the Company's future results of operations, liquidity, or financial condition. However, due to the magnitude and complexity of this project, risks and uncertainties exist and the Company is not able to predict a reasonable worst case scenario. If conversion of the Company's internal systems is not completed on a timely basis (due to non-performance by significant third-party vendors, lack of qualified personnel to perform the Year 2000 work, or other unforeseen circumstances in completing the Company's plans), or if critical third parties fail to achieve Year 2000 readiness on a timely basis, the Year 2000 issues could have a material adverse impact on the Company's operations following the turn of the century.

     As of March 31, 1999 the Company has incurred and expensed $0.2 million (pretax) in 1999 related to Year 2000 readiness. The Company is in the process of replacing certain systems at the majority of the Company's facilities that no longer meet the Company's needs.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

                                                       INCORPORATED BY
                                                      REFERENCE FROM THE
  EXHIBIT NO.             EXHIBIT TITLE              FOLLOWING DOCUMENTS
  -----------             -------------              -------------------
    27.1             Financial Data Schedule           Filed Herewith


     (b) Reports on Form 8-K.

                  GEOSCIENCE ACQUISITION

     On February 2, 1999 the Company filed Form 8-K reporting the January 18, 1999 agreement to acquire GeoScience Corp. for approximately $197 million in cash and stock. On March 23, 1999 the Company agreed to terminate the agreement. As part of the termination, the Company has incurred charges of approximately $3.7 million, including $3.0 million of working capital advances previously made by the Company to GeoScience.

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


                                  CORE LABORATORIES N.V.
                                  by:  Core Laboratories International B.V.



Dated:   May 13, 1999             By:      /s/  Richard L. Bergmark
                                       ---------------------------------------
                                       Richard L. Bergmark
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial Officer and
                                       Chief Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                  DESCRIPTION
-------                 -----------
  27.1             Financial Data Schedule           Filed Herewith