Form 10-Q
period 1999-06-30
CORE LABORATORIES N V
filed 1999-08-16
CIK 1000229

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 --------------

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ___________

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

     The number of common shares of the Registrant, par value NLG .03 per share, outstanding at August 6, 1999 was 29,771,790.

===============================================================================

                             CORE LABORATORIES N.V.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1999

                                      INDEX

                                                                                                          PAGE
Part I -- Financial Information

     Item 1 -- Financial Statements

         Consolidated Balance Sheets at June 30, 1999 and December 31, 1998  ........................      1

         Consolidated Statements of Operations for the Three Months Ended
              June 30, 1999 and 1998.................................................................      2

         Consolidated Statements of Operations for the Six Months Ended
              June 30, 1999 and 1998.................................................................      3

         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 1999 and 1998.................................................................      4

         Notes to Consolidated Financial Statements .................................................      5

     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................     10

     Item 3-- Quantitative and Qualitative Disclosures of Market Risk................................     14

Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     15

     Item 2-- Changes in Securities..................................................................     15

     Item 3-- Defaults Upon Senior Securities........................................................     15

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................     15

     Item 5-- Other Information......................................................................     16

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     18

Signature     .......................................................................................     19

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   JUNE 30,        DECEMBER 31,
                                                                                    1999              1998
                                                                                ------------      ------------
ASSETS                                                                           (UNAUDITED)       (AUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ............................................     $     10,905      $      8,166
     Accounts receivable, net .............................................           81,532            84,288
     Inventories ..........................................................           28,476            18,860
     Prepaid expenses .....................................................           10,789             9,935
     Deferred income tax asset ............................................            5,256             5,192
                                                                                ------------      ------------
         Total current assets .............................................          136,958           126,441

PROPERTY, PLANT AND EQUIPMENT .............................................           88,747            88,009
     Less-- accumulated depreciation ......................................          (23,017)          (19,818)
                                                                                ------------      ------------
                                                                                      65,730            68,191

INTANGIBLES AND GOODWILL, net .............................................          148,148           149,487
OTHER LONG-TERM ASSETS ....................................................            3,931             4,489
                                                                                ------------      ------------
         Total assets .....................................................     $    354,767      $    348,608
                                                                                ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt .................................     $     18,426      $     18,355
     Accounts payable .....................................................           14,587            18,528
     Other current liabilities ............................................           21,180            24,338
                                                                                ------------      ------------
         Total current liabilities ........................................           54,193            61,221

LONG-TERM DEBT ............................................................           83,311            68,238
MINORITY INTEREST .........................................................              931             1,078
LONG-TERM LEASE OBLIGATIONS ...............................................               99               154
OTHER LONG-TERM LIABILITIES ...............................................           21,515            20,949
SHAREHOLDERS' EQUITY:
     Preference shares, NLG .03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding ..................................               --                --
     Common shares, NLG .03 par value; 30,000,000 shares authorized,
         29,570,288 and 29,298,419 issued and outstanding
         at June 30, 1999 and December 31, 1998, respectively .............              497               496
     Additional paid-in capital ...........................................          153,252           152,178
     Retained earnings ....................................................           40,969            44,294
                                                                                ------------      ------------
         Total shareholders' equity .......................................          194,718           196,968
                                                                                ------------      ------------
               Total liabilities and shareholders' equity .................     $    354,767      $    348,608
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                      ------------------------------
                                                                          1999              1998
                                                                      ------------      ------------
                                                                                (UNAUDITED)
SERVICES ........................................................     $     56,947      $     65,097
SALES ...........................................................           15,347             4,585
                                                                      ------------      ------------
                                                                            72,294            69,682
OPERATING EXPENSES:
     Costs of services ..........................................           49,298            50,114
     Costs of sales .............................................           10,171             3,638
     General and administrative expenses ........................            2,964             2,010
     Depreciation and amortization ..............................            4,359             3,465
     Other (income) expense, net ................................             (606)              399
                                                                      ------------      ------------
                                                                            66,186            59,626

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE .............................            6,108            10,056

INTEREST EXPENSE ................................................            1,799             1,447
                                                                      ------------      ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME

      TAX EXPENSE ...............................................            4,309             8,609

INCOME TAX EXPENSE ..............................................            1,422             2,583
                                                                      ------------      ------------

INCOME FROM CONTINUING OPERATIONS ...............................            2,887             6,026

LOSS ON DISPOSITION OF DISCONTINUED OPERATIONS, net of tax

     benefit of $1,446 ..........................................               --            (3,374)
                                                                      ------------      ------------

NET INCOME ......................................................     $      2,887      $      2,652
                                                                      ============      ============

PER SHARE DATA:

     Income from continuing operations ..........................     $       0.10      $       0.23
     Loss on sale of discontinued operations ....................               --             (0.13)
                                                                      ------------      ------------

     BASIC EARNINGS PER SHARE ...................................     $       0.10      $       0.10
                                                                      ============      ============

     WEIGHTED AVERAGE BASIC COMMON SHARES

           OUTSTANDING ..........................................       29,413,806        25,768,348
                                                                      ============      ============

     Income from continuing operations ..........................     $       0.10      $       0.23
     Loss on sale of discontinued operations ....................               --             (0.13)
                                                                      ------------      ------------

     DILUTED EARNINGS PER SHARE .................................     $       0.10      $       0.10
                                                                      ============      ============

     WEIGHTED AVERAGE DILUTED COMMON SHARES

           OUTSTANDING ..........................................       29,997,569        26,775,487
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                 SIX  MONTHS ENDED
                                                                                      JUNE 30,
                                                                           ------------------------------
                                                                              1999              1998
                                                                           ------------      ------------
                                                                                     (UNAUDITED)
SERVICES .............................................................     $    107,516      $    123,380
SALES ................................................................           28,909             8,763
                                                                           ------------      ------------
                                                                                136,425           132,143
OPERATING EXPENSES:
     Costs of services ...............................................           94,239            97,219
     Costs of sales ..................................................           19,654             7,065
     General and administrative expenses .............................            5,711             3,892
     Depreciation and amortization ...................................            8,837             6,888
     Non-recurring charges (Note 5) ..................................           10,670                --
     Other (income) expense, net .....................................           (1,104)              350
                                                                           ------------      ------------
                                                                                138,007           115,414

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE ..................................           (1,582)           16,729

INTEREST EXPENSE .....................................................            3,381             2,827
                                                                           ------------      ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
      TAX EXPENSE ....................................................           (4,963)           13,902

INCOME TAX EXPENSE  (BENEFIT) ........................................           (1,638)            4,171
                                                                           ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS .............................           (3,325)            9,731

LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $93
     in 1998 .........................................................               --              (217)

LOSS ON DISPOSITION OF DISCONTINUED OPERATIONS, net of tax
     benefit of $1,446 ...............................................               --            (3,374)
                                                                           ------------      ------------

NET INCOME (LOSS) ....................................................     $     (3,325)     $      6,140
                                                                           ============      ============
PER SHARE DATA:

     Income (loss) from continuing operations ........................     $      (0.11)     $       0.38
     Loss from discontinued operations ...............................               --             (0.01)
     Loss on disposition of discontinued operations ..................               --             (0.14)
                                                                           ------------      ------------


     BASIC EARNINGS (LOSS) PER SHARE .................................     $      (0.11)     $       0.24
                                                                           ============      ============
     WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING ................       29,383,003        25,709,542
                                                                           ============      ============

     Income (loss) from continuing operations ........................     $      (0.11)     $       0.38
     Loss from discontinued operations ...............................               --             (0.01)
     Loss on disposition of discontinued operations ..................               --             (0.13)
                                                                           ------------      ------------

     DILUTED EARNINGS (LOSS) PER SHARE ...............................     $      (0.11)     $       0.24
                                                                           ============      ============
     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING ...............................................       30,125,083        25,701,550
                                                                           ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                           ------------------------------
                                                                               1999              1998
                                                                           ------------      ------------
                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................     $     (3,325)     $      6,140
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
         Loss on sale of discontinued operations .....................               --             4,820
         Depreciation and amortization ...............................            8,837             6,888
         (Gain) loss on sale of fixed assets .........................                6              (329)
         Foreign currency exchange gain ..............................             (456)               --
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable ..................            2,778            (2,751)
         Increase in inventories .....................................           (4,372)           (2,675)
         Increase in prepaid expenses ................................             (854)           (2,484)
         Decrease in accounts payable ................................           (3,941)             (534)
         Increase (decrease) in other accrued expenses ...............              496            (3,128)
         Increase (decrease) in other long-term liabilities ..........              780            (7,596)
         Other .......................................................           (3,938)           (4,007)
                                                                           ------------      ------------
              Net cash used in operating activities ..................           (3,989)           (5,656)
                                                                           ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ............................................           (9,897)           (7,797)
     Proceeds from sale of fixed assets ..............................              583               615
     Sale of discontinued operations .................................               --             4,114
                                                                           ------------      ------------
         Net cash used in investing activities .......................           (9,314)           (3,068)
                                                                           ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt ......................................           (6,473)           (3,823)
     Borrowings under long-term debt .................................           22,032             6,995
     Exercise of stock options .......................................              595             1,493
     Other ...........................................................             (112)             (245)
                                                                           ------------      ------------
         Net cash provided by financing activities ...................           16,042             4,420
                                                                           ------------      ------------
NET CHANGE IN CASH ...................................................            2,739            (4,304)
CASH, beginning of period ............................................            8,166            12,720
                                                                           ------------      ------------
CASH, end of period ..................................................     $     10,905      $      8,416
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Balance sheet information as of December 31, 1998, was derived from the 1998 annual audited financial statements. Certain 1998 items have been reclassified to conform with the 1999 presentation. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

RECENT PRONOUNCEMENTS

     The Company adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" in 1998, which changes the way the Company reports information about its operating segments. See Footnote 6 for additional information.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 was subsequently amended by SFAS No. 137, which delayed its effective date. As a result, SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). Adoption of SFAS No. 133 is not expected to have a material effect on the Company's financial position or operational results.

2.   INVENTORIES

     Inventories consist primarily of items held for sale or services provided to customers. Inventories are stated at the lower of cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                                                                        JUNE 30,       DECEMBER 31,
                                                                                          1999             1998
                                                                                       -----------     -----------
                                                                                       (UNAUDITED)
         Parts and materials.....................................................       $     9,628     $     6,524
         Work-in-process.........................................................             5,352           1,873
         Finished Goods..........................................................            13,496          10,463
                                                                                        -----------     -----------
                  Total .........................................................       $    28,476     $    18,860
                                                                                        ===========     ===========


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


4.   LONG-TERM DEBT

     Long-term debt at June 30, 1999 and December 31, 1998 is summarized in the following table (in thousands):

                                                    JUNE 30,        DECEMBER 31,
                                                      1999             1998
                                                  ------------     ------------
                                                   (UNAUDITED)
Credit Facility with a bank group:
    $70,154 term loan facility ..............     $     63,430     $     70,154
    $55,000 revolving debt facility .........           37,000           15,000
Loan Notes ..................................            1,043            1,073
Other indebtedness ..........................              264              366
                                                  ------------     ------------
         Total debt .........................          101,737           86,593
    Less-- current maturities ...............           18,426           18,355
                                                  ------------     ------------
             Total long-term debt ...........     $     83,311     $     68,238
                                                  ============     ============


     In May 1997, the Company entered into a Credit Facility which provides for
(i) a term loan of $55 million, (ii) a term loan denominated in British pounds having a U.S. dollar equivalency of

$15 million, (iii) a committed revolving debt facility of $50 million, and (iv) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At June 30, 1999, approximately $18 million was available for borrowing under the revolving debt facility. Loans under the Credit Facility will generally bear interest from LIBOR plus 0.75% to a maximum of LIBOR plus 1.75%. The term loan is being repaid on a quarterly basis, with the final payment due on June 30, 2002. The revolving debt facilities require interest payments only, until maturity on June 30, 2002. The terms of the Credit Facility will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements. All of the Company's material subsidiaries are guarantors or co-borrowers under the Credit Facility.

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


6.   SEGMENT REPORTING

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

     SEGMENT EARNINGS


     The Company's operations are managed primarily in three separate segments due to the different technologies and marketing strategies each segment utilizes and requires. Results of these segments are presented below following the same accounting policies as used to prepare the Consolidated Balance Sheet and Statement of Operations. The Company evaluates performance based on income or loss from operations before income tax, interest, and other non-operating income (expense). Summarized financial information concerning the Company's segments is shown in the following table. Items included in "Corporate and Other" represent those items that are individually insignificant or that are not directly related to a particular segment, but benefit the Company as a whole.


                                                                                               INCOME (LOSS) BEFORE
                                                                 REVENUES                       TAXES AND INTEREST
                                                        THREE MONTHS ENDED JUNE 30,         THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------------------------------
                                                          1999               1998              1999              1998
                                                     --------------     --------------    --------------    --------------
                                                                                 (In thousands)
      Reservoir Description                          $       45,656     $       46,197    $        4,460    $        9,680
      Production Enhancement                                 15,345              5,955             2,511             1,445
      Reservoir Management                                    9,672             15,987            (1,798)             (937)
                                                     --------------     --------------    --------------    --------------
      Total Business Segments                                70,673             68,139             5,173            10,188

      Corporate and Other                                     1,621              1,543               935              (132)
                                                     --------------     --------------    --------------    --------------

      Consolidated                                   $       72,294     $       69,682    $        6,108    $       10,056
                                                     ==============     ==============    ==============    ==============


                                                                                               INCOME (LOSS) BEFORE
                                                                 REVENUES                       TAXES AND INTEREST
                                                         SIX MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------------------------------------------------
                                                          1999               1998              1999              1998
                                                     --------------     --------------    --------------    --------------
                                                                                 (In thousands)
      Reservoir Description                          $       86,269     $       89,969    $          (69)   $       15,022
      Production Enhancement                                 29,696             12,718             4,164             3,241
      Reservoir Management                                   17,542             26,664              (986)           (1,979)
                                                     --------------     --------------    --------------    --------------
      Total Business Segments                               133,507            129,351             3,109            16,284

      Corporate and Other                                     2,918              2,792            (4,691)              445
                                                     --------------     --------------    --------------    --------------

      Consolidated                                   $      136,425     $      132,143    $       (1,582)   $       16,729
                                                     ==============     ==============    ==============    ==============

8.   SUBSEQUENT EVENTS

Coherence Technologies Company Acquisition

      On July 1, 1999, the Company acquired all of the outstanding shares of Coherence Technology Company, Inc. ("CTC"), a private company with executive offices in Houston. CTC provides specialized seismic data processing and interpretation services and is exclusively licensed by BP Amoco to provide its patented coherency technology to the worldwide petroleum industry. The Company issued approximately 194,000 shares in the transaction which will be accounted for as a pooling-of-interests. As part of the transaction, the Company assumed approximately $1 million in CTC bank debt and issued approximately 140,000 shares to a lender as debt repayment.

Disposition of Environmental Testing Operation

     On July 15, 1999, the Company signed a letter of intent to sell the assets of its Environmental Testing business to Severn Trent Laboratories Inc.

Reservoirs Inc.  Acquisition

      On July 26, 1999, the Company signed an agreement to acquire all of the outstanding shares of Reservoirs, Inc. ("Reservoirs"), a private company based in Houston, Texas. Reservoirs provides reservoir description services to the oil industry and is a recognized leader in the geology and petrophysics of deepwater reservoirs. The Company issued approximately 300,000 shares in a transaction that will be accounted for using the purchase method of accounting.

Credit Facility Amendment

      In July 1999, the Company amended its Credit Facility. The amended agreement increased the revolving debt facility limit from $55.0 million to $100.0 million. The $55.0 million term loan and the $15.0 million term loan denominated in British Pounds were repaid in full. The revolving debt facilities require interest payments only, until maturity in June 2004. Loans under the amended Credit Facility generally bear interest from LIBOR plus 1.25% to a maximum rate of LIBOR plus 1.75%.

Private Placement of Senior Notes

     In July 1999, the Company issued Senior Notes for $75.0 million bearing average interest of 8.16%. The notes require annual principal payments beginning in July 2005 and continuing through July 2011.

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

COHERENCE TECHNOLOGIES COMPANY ACQUISITION

       On July 1, 1999, the Company acquired all of the outstanding shares of Coherence Technology Company, Inc. ("CTC"), a private company with executive offices in Houston. CTC provides specialized seismic data processing and interpretation services and is exclusively licensed by BP Amoco to provide its patented coherency technology to the worldwide petroleum industry. The Company issued approximately 194,000 shares in a transaction that will be accounted for as a pooling-of-interests. In addition, the Company assumed approximately $1 million in CTC bank debt and issued approximately 140,000 shares to a lender as debt repayment.

DISPOSITION OF ENVIRONMENTAL TESTING OPERATION

       On July 15, 1999, the Company signed a letter of intent to sell the assets of its Environmental Testing business to Severn Trent Laboratories Inc.

RESERVOIRS INC. ACQUISITION

       On July 26, 1999, the Company signed an agreement to acquire all of the outstanding shares of Reservoirs, Inc. ("Reservoirs"), a private company based in Houston, Texas. Reservoirs provides reservoir description services to the oil industry and is a recognized leader in the geology and petrophysics of deepwater reservoirs. The Company issued approximately 300,000 shares in a transaction that will be accounted for using the purchase method of accounting.

CREDIT FACILITY AMENDMENT

       In July 1999, the Company amended its Credit Facility. The amended agreement increased the revolving debt facility limit from $55.0 million to $100.0 million. The $55.0 million term loan and the $15.0 million term loan denominated in British Pounds were repaid in full. The revolving debt facilities require interest payments only, until maturity in June 2004. Loans under the amended Credit Facility generally bear interest from LIBOR plus 1.25% to a maximum rate of LIBOR plus 1.75%.

PRIVATE PLACEMENT OF SENIOR NOTES

       In July 1999, the Company issued Senior Notes for $75.0 million bearing average interest of 8.16%. The notes require annual principal payments beginning in July 2005 and continuing through July 2011.

RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's consolidated income statements for the periods indicated:


                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                      JUNE 30,                        JUNE 30,
                                                                   PERCENTAGE OF                    PERCENTAGE OF
                                                                   TOTAL REVENUE                    TOTAL REVENUE
                                                            ---------------------------      ---------------------------
                                                               1999             1998            1999             1998
                                                            ----------       ----------      ----------       ----------
Services ..............................................           78.8%            93.4%           78.8%            93.4%
Sales .................................................           21.2              6.6            21.2              6.6
                                                            ----------       ----------      ----------       ----------
                                                                 100.0            100.0           100.0            100.0
Operating expenses:
     Cost of services .................................           86.6*            77.0*           87.7*            78.8*
     Cost of sales ....................................           66.3*            79.3*           68.0*            80.6*
     General and administrative expenses ..............            4.1              2.9             4.2              2.9
     Depreciation and amortization ....................            6.0              5.0             6.5              5.2
     Non-recurring charges ............................             --               --             7.8               --
     Other income (expense), net ......................           (0.8)             0.6            (0.8)             0.3

Income (loss) from continuing operations before
  interest expense and income tax expense .............            8.4             14.4            (1.2)            12.7
Interest expense ......................................            2.5              2.1             2.4              2.1
                                                            ----------       ----------      ----------       ----------
Income (loss) from continuing operations before
  income tax expense ..................................            5.9             12.3            (3.6)            10.6
Income tax expense (benefit) ..........................            2.0              3.7            (1.2)             3.2
                                                            ----------       ----------      ----------       ----------
Income (loss) from continuing operations ..............            3.9%             8.6%           (2.4)%            7.4%
                                                            ==========       ==========      ==========       ==========


*  Percentage based on applicable segment revenue, and not total revenue.


     Total revenue for the second quarter 1999 was $72.3 million, an increase from $69.7 million in the same period last year. Total revenue for the six months ended June 30, 1999 was up $4.3 million to $136.4 million. The increases were due to increased demand for the Company's production related products and services and the inclusion of revenues from recent acquisitions.

     Cost of services as a percentage of service revenue for the three and six months ended June 30, 1999 increased compared to the corresponding periods in 1998. The increase is due to fixed costs being higher than required to address the capital expenditures of the Company's clients.

     Cost of sales as a percentage of sales revenue for three and six months ended June 30, 1999 decreased compared to the corresponding periods in 1998 due to an increase in higher margin product sales.

     General and administrative expenses for the three and six months ended June 30, 1999 increased $1.0 million and $1.8 million respectively, as compared to the corresponding periods in 1998. The increases were primarily a result of increased personnel costs attributable to the Company's growth.

     Depreciation and amortization expense for the three and six month periods ended June 30, 1999 increased $0.9 and $1.9 million, respectively, as compared to a year ago, primarily due to the inclusion of depreciation and amortization from the Company's recent acquisitions.

     Non-recurring charges of $10.7 million were expensed in the six months ended June 30, 1999. The expenses were related to asset write-downs, personnel reductions, and other expenses including those related to the termination of the GeoScience Corp. transaction.

     Interest expense for the three months ended June 30, 1999 increased approximately $0.4 million as compared to 1998. For the six months ended June 30, 1999, interest expense increased $0.6 million as compared to 1998. These increases were primarily due to additional borrowings used to refinance a portion of the debt of the recent acquisitions.

     The Company's effective income tax rate was approximately 33% for the three months and six months ended June 30, 1999 as compared to 30.0% for three months and six months ended June 30, 1998. The increase was principally due to the higher effective tax rates of the jurisdictions in which the recent acquisitions operate.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the six month period ended June 30, 1999, the Company had operating cash flow of $(4.0) million as compared to $(5.7) million for the corresponding period in 1998. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

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

CORE LABORATORIES N.V.
QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

There has been no material change in the Company's position regarding quantitative and qualitative disclosures of market risk from that disclosed in the Company's 1998 form 10-K.

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

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Stockholders voting at the Annual Meeting on May 27, 1999, and by proxy, elected eight members (each, a "Supervisory Director") to the Board of Supervisory Directors of the Company (the "Supervisory Board"), consisting of
(i) David M. Demshur; (ii) Timothy J. Probert; (iii) Jacobus Schouten, as Class I Supervisory Directors, (i) Bob G. Agnew; (ii) Joseph R. Perna; (iii) James A. Read, as Class II Supervisory Directors and (i) Richard L. Bergmark; (ii) Stephen D. Weinroth, as Class III Supervisory Directors, to serve until the annual meeting of shareholders in 1999, 2000 and 2001, respectively, and until their successors shall have been duly elected and qualified.

     The vote tabulation for the individual Directors was as follows:

                   Director                               Shares for              Shares Withheld
                   --------                               ----------              ---------------
                  David M. Demshur                        24,997,877                       94,646
                  Timothy J. Probert                      25,007,869                       84,654
                  Jacobus Schouten                        25,007,869                       84,654
                  Bob G. Agnew                            25,007,869                       84,654
                  Joseph R. Perna                         25,007,869                       84,654
                  James A. Read                           24,853,641                      236,882
                  Richard L. Bergmark                     25,007,869                       84,654
                  Steven D. Weinroth                      25,007,869                       84,654

     Voting stockholders also confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 1998. The proposal was approved by 25,048,745 votes for, 20,053 against, with 23,725 abstentions.

     Voting shareholders approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until November 26, 2000, at a price not more than USD 200 per share. The proposal was approved by 25,035,483 votes for, 31,254 votes against with 25,786 abstentions.

     Voting shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of common shares of the Company until May 26, 2004. The proposal was approved by 20,422,640 votes for, 4,616,947 against with 52,936 abstentions.

     Voting shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) on common and/or preferred shares of the Company until May 26, 2004. The proposal was approved by 20,374,300 votes for, 4,676,692 against with 41,531 abstentions.

     Voting shareholders ratified and approved the appointment of Arthur Andersen LLP as the Company's independent public auditor for the fiscal year ending December 31, 1999. The proposal was approved by 25,044,368 votes for, 26,985 votes against and 21,170 abstentions.


ITEM 5. OTHER INFORMATION.

         YEAR 2000 READINESS

     The Company has numerous technology systems that are managed on a decentralized basis. The Company's Year 2000 readiness efforts are therefore being undertaken on a company wide basis but with centralized oversight. Each facility is responsible for developing and implementing a plan to minimize the risk of a significant negative impact on its operations.

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

     As of June 30, 1999, the Company has incurred and expensed approximately $0.3 million (pretax) in 1999 related to Year 2000 readiness.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

                                                                                                        INCORPORATED BY
                                                                                                       REFERENCE FROM THE
EXHIBIT NO.                                       EXHIBIT TITLE                                       FOLLOWING DOCUMENTS
-----------                                       -------------                                       -------------------
   10.1            Core Laboratories Supplemental Executive Retirement Plan for John D. Denson           Filed Herewith
                   effective January 1, 1999.
   10.2            Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis           Filed Herewith
                   effective January 1, 1999.
   10.3            Amendment to Core Laboratories Supplemental Executive Retirement Plan filed           Filed Herewith
                   January 1, 1998, effective July 29, 1999.
   10.4            Agreement and Plan of Merger among Core Laboratories N.V., Core Colorado              Filed Herewith
                   Acquisition, Inc., Coherence Technology Company, Inc. and the Stockholders
                   of Coherence Technology Company, Inc. dated as of June 9, 1999.
   10.5            Agreement and Plan of Merger among Core Laboratories N.V., Core Acquisition           Filed Herewith
                   Subsidiary, Inc., Reservoirs, Inc. and the Stockholders of Reservoirs, Inc.
                   dated as of July 26, 1999.
   10.6            Amendment to Amended and Restated Credit Agreement among Core Laboratories            Filed Herewith
                   N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers
                   Trust Company, NationsBank N.A. and the Bank Group, dated as of July 22,
                   1999.
   10.7            Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed                Filed Herewith
                   Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of
                   July 22, 1999.
   27.1            Financial Data Schedule                                                               Filed Herewith




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


                                    CORE LABORATORIES N.V.
                                    by: Core Laboratories International B.V.



Dated:   August 16, 1999            By:   /s/  RANDALL D. KEYS
                                         ------------------------
                                         Randall D. Keys
                                         Chief Financial Officer

                                INDEX TO EXHIBITS



                                                                                                        INCORPORATED BY
                                                                                                       REFERENCE FROM THE
EXHIBIT NO.                                       EXHIBIT TITLE                                       FOLLOWING DOCUMENTS
-----------                                       -------------                                       -------------------
   10.1            Core Laboratories Supplemental Executive Retirement Plan for John D. Denson           Filed Herewith
                   effective January 1, 1999.
   10.2            Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis           Filed Herewith
                   effective January 1, 1999
   10.3            Amendment to Core Laboratories Supplemental Executive Retirement Plan filed           Filed Herewith
                   January 1, 1998, effective July 29, 1999.
   10.4            Agreement and Plan of Merger among Core Laboratories N.V., Core Colorado              Filed Herewith
                   Acquisition, Inc., Coherence Technology Company, Inc. and the Stockholders
                   of Coherence Technology Company, Inc. dated as of June 9, 1999.
   10.5            Agreement and Plan of Merger among Core Laboratories N.V., Core Acquisition           Filed Herewith
                   Subsidiary, Inc., Reservoirs, Inc. and the Stockholders of Reservoirs, Inc.
                   dated as of July 26, 1999.
   10.6            Amendment to Amended and Restated Credit Agreement among Core Laboratories            Filed Herewith
                   N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers
                   Trust Company, NationsBank N.A. and the Bank Group, dated as of July 22,
                   1999.
   10.7            Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed                Filed Herewith
                   Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of
                   July 22, 1999.
    27.1           Financial Data Schedule                                                               Filed Herewith