Form 10-Q
period 1999-09-30
CORE LABORATORIES N V
filed 1999-11-15
CIK 1000229

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

       (Mark One)
          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

     The number of common shares of the Registrant, par value NLG 0.03 per share, outstanding at November 10, 1999 was 30,089,559.

================================================================================

                             CORE LABORATORIES N.V.
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----

Part I -- Financial Information

     Item 1 -- Financial Statements

          Consolidated Balance Sheets at September 30, 1999 and December 31, 1998....................      1

          Consolidated Statements of Operations for the Three Months Ended
              September 30, 1999 and 1998............................................................      2

          Consolidated Statements of Operations for the Nine Months Ended
              September 30, 1999 and 1998............................................................      3

          Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 1999 and 1998............................................................      4

          Notes to Consolidated Financial Statements ................................................      5

     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................     10

     Item 3-- Quantitative & Qualitative Disclosures of Market Risk..................................     16

Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     17

     Item 2-- Changes in Securities..................................................................     17

     Item 3-- Defaults Upon Senior Securities........................................................     17

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................     17

     Item 5-- Other Information......................................................................     17

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     17

Signature     .......................................................................................     18

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 1999            1998
                                                                              ----------      ----------
ASSETS                                                                        (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ..........................................     $   17,280      $    8,166
     Accounts receivable, net ...........................................         98,103          86,578
     Inventories ........................................................         25,345          18,967
     Prepaid expenses ...................................................          9,178          10,052
     Deferred income tax asset ..........................................          5,730           6,129
                                                                              ----------      ----------
                  Total current assets ..................................        155,636         129,892
                                                                              ----------      ----------

PROPERTY, PLANT AND EQUIPMENT ...........................................         86,832          92,599
     Less-- accumulated depreciation ....................................        (23,307)        (22,357)
                                                                              ----------      ----------
                                                                                  63,525          70,242

INTANGIBLES AND GOODWILL, net ...........................................        151,354         150,859
OTHER LONG-TERM ASSETS ..................................................          5,239           4,540
                                                                              ----------      ----------
         Total assets ...................................................     $  375,754      $  355,533
                                                                              ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt ...............................     $    1,376      $   18,892
     Accounts payable ...................................................         15,754          19,859
     Other current liabilities ..........................................         28,788          24,749
                                                                              ----------      ----------
         Total current liabilities ......................................         45,918          63,500

LONG-TERM DEBT ..........................................................        104,273          69,327
MINORITY INTEREST .......................................................          1,061           1,170
LONG-TERM LEASE OBLIGATIONS .............................................          1,038           1,231
OTHER LONG-TERM LIABILITIES .............................................         20,093          20,970
SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 100,000,000 shares
         authorized, no shares issued or outstanding ....................             --              --
     Common shares, NLG 0.03 par value; 30,000,000 shares authorized,
         30,059,559 and 29,603,999 issued and outstanding
         at September 30, 1999 and December 31, 1998, respectively ......            507             500
     Additional paid-in capital .........................................        159,980         155,547
     Retained earnings ..................................................         42,884          43,288
                                                                              ----------      ----------
         Total shareholders' equity .....................................        203,371         199,335
                                                                              ----------      ----------
     Total liabilities and shareholders' equity .........................     $  375,754      $  355,533
                                                                              ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                  THREE MONTHS ENDED
                                                                    SEPTEMBER  30,
                                                           --------------------------------
                                                               1999                1998
                                                           -------------      -------------
                                                                      (UNAUDITED)

SERVICES .............................................     $      62,550      $      64,447
SALES ................................................            15,326             15,938
                                                           -------------      -------------
                                                                  77,876             80,385
OPERATING EXPENSES:
     Costs of services ...............................            48,455             49,613
     Costs of sales ..................................            11,898              9,259
     General and administrative expenses .............             2,980              2,305
     Depreciation and amortization ...................             4,927              4,949
     Other (income) expense, net .....................              (353)               200
                                                           -------------      -------------
                                                                  67,907             66,326

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE ..................             9,969             14,059

INTEREST EXPENSE .....................................             2,253              1,759
                                                           -------------      -------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
      TAX EXPENSE ....................................             7,716             12,300

INCOME TAX EXPENSE ...................................             2,546              3,690
                                                           -------------      -------------

NET INCOME ...........................................     $       5,170      $       8,610
                                                           =============      =============

PER SHARE DATA:

     BASIC EARNINGS PER SHARE ........................     $        0.17      $        0.29
                                                           =============      =============

     WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING ...............................        29,892,094         29,334,845
                                                           =============      =============

     DILUTED EARNINGS PER SHARE ......................     $        0.17      $        0.29
                                                           =============      =============

     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING ...............................        30,694,476         29,640,425
                                                           =============      =============

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                       NINE  MONTHS ENDED
                                                                         SEPTEMBER  30,
                                                                 --------------------------------
                                                                     1999               1998
                                                                 -------------      -------------
                                                                            (UNAUDITED)

SERVICES ...................................................     $     177,166      $     194,263
SALES ......................................................            41,100             24,701
                                                                 -------------      -------------
                                                                       218,266            218,964
OPERATING EXPENSES:
     Costs of services .....................................           148,135            153,632
     Costs of sales ........................................            31,552             15,324
     General and administrative expenses ...................             8,691              6,197
     Depreciation and amortization .........................            14,326             12,554
     Non-recurring charges (Note 7) ........................            10,670                 --
     Other (income) expense, net ...........................            (2,024)               497
                                                                 -------------      -------------
                                                                       211,350            188,204

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE ........................             6,916             30,760

INTEREST EXPENSE ...........................................             5,794              4,690
                                                                 -------------      -------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
      TAX EXPENSE ..........................................             1,122             26,070

INCOME TAX EXPENSE .........................................               370              7,821
                                                                 -------------      -------------

INCOME FROM CONTINUING OPERATIONS ..........................               752             18,249

LOSS FROM DISCONTINUED OPERATIONS, net of tax benefit of $93
     in 1998 ...............................................                --               (217)

LOSS ON DISPOSITION OF DISCONTINUED OPERATIONS, net of tax
     benefit of $1,446 .....................................                --             (3,374)
                                                                 -------------      -------------
NET INCOME .................................................     $         752      $      14,658
                                                                 =============      =============

PER SHARE DATA:

     Income from continuing operations .....................     $        0.03      $        0.66
     Loss from discontinued operations .....................                --              (0.01)
     Loss on disposition of discontinued operations ........                --              (0.12)
                                                                 -------------      -------------


     BASIC EARNINGS PER SHARE ..............................     $        0.03      $        0.53
                                                                 =============      =============
     WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING ......        29,758,253         27,537,029
                                                                 =============      =============

     Income from continuing operations .....................     $        0.02      $        0.66
     Loss from discontinued operations .....................                --              (0.01)
     Loss on disposition of discontinued operations ........                --              (0.12)
                                                                 -------------      -------------
     DILUTED EARNINGS PER SHARE ............................     $        0.02      $        0.53
                                                                 =============      =============

     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING .....................................        30,508,500         27,842,609
                                                                 =============      =============

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           NINE  MONTHS ENDED
                                                                              SEPTEMBER  30,
                                                                       --------------------------
                                                                          1999            1998
                                                                       ----------      ----------
                                                                              (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...........................................     $      752      $   14,658
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
         Loss on sale of discontinued operations .................             --           4,820
         Depreciation and amortization ...........................         14,326          12,554
         (Gain) loss on sale of fixed assets .....................           (209)           (609)
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable ..............            436             904
         Increase in inventories .................................         (4,530)         (4,435)
         Decrease (increase) in prepaid expenses .................          2,012          (1,130)
         Decrease in accounts payable ............................         (3,665)         (7,625)
         Increase (decrease) in other accrued expenses ...........            669           2,416
         Increase (decrease) in other long-term liabilities ......            102          (9,437)
         Other ...................................................         (7,144)         (2,152)
                                                                       ----------      ----------
              Net cash used in operating activities ..............          2,749           9,964
                                                                       ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ........................................        (15,629)        (17,916)
     Proceeds from sale of fixed assets ..........................             --           4,226
     Acquisitions, net of cash ...................................          3,945              --
     Sale of discontinued operations .............................             --           4,114
     Other .......................................................           (473)             --
                                                                       ----------      ----------
         Net cash used in investing activities ...................        (12,157)         (9,576)
                                                                       ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt ..................................        (84,343)        (12,419)
     Borrowings under long-term debt .............................        102,406          14,137
     Exercise of stock options ...................................            955           1,569
     Other .......................................................           (496)         (1,080)
                                                                       ----------      ----------
         Net cash provided by financing activities ...............         18,522           2,207
                                                                       ----------      ----------
NET CHANGE IN CASH ...............................................          9,114           2,595
CASH, beginning of period ........................................          8,166          12,889
                                                                       ----------      ----------
CASH, end of period ..............................................     $   17,280      $   15,484
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries (the "Company"), and have been prepared in accordance with United States generally accepted accounting principles for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Balance sheet information as of December 31, 1998, was derived from the 1998 annual audited financial statements. Certain 1998 items have been reclassified to conform with the current year presentation. For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 31, 1999.

RECENT PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information" in 1998, which changes the way the Company reports information about its operating segments. See Footnote 8 for additional information.

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 was subsequently amended by SFAS No. 137, which delayed its effective date. As a result, SFAS No. 133 and SFAS No. 137 will be effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). Adoption of SFAS Nos. 133 and 137 are not expected to have a material effect on the Company's financial position or operational results.

2.   ACQUISITIONS

COHERENCE TECHNOLOGY COMPANY ACQUISITION

      Effective July 1, 1999, the Company acquired all of the outstanding shares of Coherence Technology Company, Inc. ("CTC"), a private company with executive offices in Houston. CTC provides specialized seismic data processing and interpretation services and is exclusively licensed by BP Amoco to provide its patented coherency seismic data processing technology to the worldwide petroleum industry. The Company issued approximately 194,000 shares in the transaction which was accounted for as a pooling-of-interests. As part of the transaction, the Company assumed approximately $1 million in CTC bank debt and issued approximately 140,000 shares to a lender as debt repayment. The Company's consolidated financial statements have been restated for all prior periods presented to include the financial position and results of CTC.

RESERVOIRS, INC. ACQUISITION

      Effective August 2, 1999, the Company acquired all of the outstanding shares of Reservoirs, Inc. ("Reservoirs"), a private company based in Houston, Texas. Reservoirs provides reservoir description services to the oil industry and is a recognized leader in the geology and petrophysics of deepwater reservoirs. The Company issued approximately 300,000 shares in a transaction that was accounted for using the purchase method of accounting. The transaction resulted in an allocation of approximately $4.0 million in goodwill which is being amortized over a 20-year period.

3.   DISPOSITION OF ASSETS

     The Company sold substantially all of its U.S. environmental testing and certain other assets to Severn Trent Laboratories, Inc., a Delaware corporation, with an effective date of September 30, 1999. Consideration on the sale was approximately $19 million, which is included in accounts receivable, and no gain or loss was recognized.

4.   INVENTORIES

     Inventories consist primarily of items held for sale and services provided to customers. Inventories are stated at the lower of cost (includes direct material, labor and overhead) or estimated realizable value. A summary of inventories is as follows (in thousands):

                                    SEPTEMBER 30,   DECEMBER 31,
                                        1999           1998
                                      --------       --------
                                     (UNAUDITED)

         Parts and materials ....     $  8,931       $  6,524
         Work-in-process ........        1,070          1,873
         Finished Goods .........       15,344         10,570
                                      --------       --------
                  Total .........     $ 25,345       $ 18,967
                                      ========       ========

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

6.   LONG-TERM DEBT

     Long-term debt at September 30, 1999 and December 31, 1998 is summarized in the following table (in thousands):

                                            SEPTEMBER 30,   DECEMBER 31,
                                                1999            1998
                                              --------       ---------
                                             (UNAUDITED)

Credit Facility with a bank group:
    $70,154 term loan facility ..........     $     --       $  70,154
    $100,000 revolving debt facility ....       29,119          15,000
Senior Notes ............................       75,000              --
Loan Notes ..............................          991           1,073
Other indebtedness ......................          539           1,992
                                              --------       ---------
         Total debt .....................      105,649          88,219
    Less -- current maturities ..........        1,376          18,892
                                              --------       ---------
             Total long-term debt .......     $104,273       $  69,327
                                              ========       =========

     In July 1999, the Company entered into a Credit Facility which provides for
(i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At September 30, 1999, approximately $71 million was available for borrowing under the revolving debt facility. Loans under the Credit Facility generally bear interest from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The revolving debt facilities require interest payments only, until maturity in June 2004. In July 1999 the Company issued $75 million in Senior Notes which bear an average interest rate of 8.16% and require annual principal payments beginning in July 2005 and continuing through July 2011. The terms of the Credit Facility and Senior Notes will require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements. All of the Company's material subsidiaries are guarantors or co-borrowers under both credit agreements.

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

7.   NON-RECURRING CHARGES

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

8.   SEGMENT REPORTING

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

SEGMENT EARNINGS

     The Company's operations are managed primarily in three separate segments due to the different technologies and marketing strategies each segment utilizes and requires. Results of these segments are presented below following the same accounting policies as used to prepare the Consolidated Balance Sheets and Statements of Operations. The Company evaluates performance based on income or loss from operations before income tax, interest, and other non-operating income (expense). Summarized financial information concerning the Company's segments is shown in the following table. Items included in "Corporate and Other" represent those items that are individually insignificant or that are not directly related to a particular segment, but benefit the Company as a whole.

                                                                            INCOME BEFORE
                                             REVENUES                    TAXES AND INTEREST
                                 THREE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30,
                                 --------------------------------  --------------------------------
                                      1999             1998              1999            1998
                                   ----------       ----------       ----------       ----------
                                                          (In thousands)

Reservoir Description ......       $   49,564       $   48,081       $    7,301       $    4,670
Production Enhancement .....           17,186           17,777            2,419            6,345
Reservoir Management .......           11,126           14,527               24            2,977
                                   ----------       ----------       ----------       ----------
Total Business Segments ....           77,876           80,385            9,744           13,992

Corporate and Other ........               --               --              225               67
                                   ----------       ----------       ----------       ----------
Consolidated ...............       $   77,876       $   80,385       $    9,969       $   14,059
                                   ==========       ==========       ==========       ==========

                                                                              INCOME (LOSS) BEFORE
                                                 REVENUES                      TAXES AND INTEREST
                                      NINE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                      -------------------------------    -------------------------------
                                           1999             1998             1999              1998
                                        ----------       ----------       ----------        ----------
                                                              (In thousands)

     Reservoir Description ......       $  138,741       $  140,843       $    7,832        $   20,006
     Production Enhancement .....           46,882           30,495            6,583             9,586
     Reservoir Management .......           32,643           47,626           (2,930)            1,118
                                        ----------       ----------       ----------        ----------
     Total Business Segments ....          218,266          218,964           11,485            30,710

     Corporate and Other ........               --               --           (4,569)               50
                                        ----------       ----------       ----------        ----------
     Consolidated ...............       $  218,266       $  218,964       $    6,916        $   30,760
                                        ==========       ==========       ==========        ==========

9.   SUBSEQUENT EVENT

PROPOSED TOMOSEIS CORPORATION  ACQUISITION

      On November 2, 1999, the Company signed a letter of intent to merge with TomoSeis Corporation ("TomoSeis"), a private company with offices in Houston, Texas. TomoSeis provides highly detailed reservoir imaging technologies that are the critical component for successful 4D seismic and reservoir monitoring programs. The Company will issue approximately 585,000 shares in a transaction which is expected to be accounted for as a pooling of interests.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS

     Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following: the continued expansion of services is dependent upon the Company's ability to continue to develop or acquire new and useful technologies; the improvement of margins is subject to the risk that anticipated synergies of existing and recently acquired businesses and future acquisitions will not be realized; the Company's dependence on one industry segment, oil and gas; the risks and uncertainties attendant to adverse industry, economic, and financial market conditions, including stock prices, interest rates and credit availability; and competition in the Company's markets. Should one or more of these risks or uncertainties materialize and should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

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

     The Company has commenced contingency planning to reduce the risk of Year 2000 related business failures. The contingency plans, which address both internal systems and third party relationships, include the following activities: (i) evaluate the consequences of failure of business processes with significant exposure to Year 2000 risk; (ii) determine the probability of a Year 2000 related failure for those processes that have a high consequence of failure; (iii) develop an action plan to complete contingency plans for those processes that rank high in both consequence and probability of failure; and
(iv) complete the applicable action plans. The Company has substantially completed evaluation activities and is proceeding with the subsequent activities. The Company expects to substantially complete all contingency-planning activities in the fourth quarter of 1999.

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

COHERENCE TECHNOLOGY COMPANY ACQUISITION

      Effective July 1, 1999, the Company acquired all of the outstanding shares of Coherence Technology Company, Inc. ("CTC"), a private company with executive offices in Houston. CTC provides specialized seismic data processing and interpretation services and is exclusively licensed by BP Amoco to provide its patented coherency seismic data processing technology to the worldwide petroleum industry. The Company issued approximately 194,000 shares in the transaction which was accounted for as a pooling-of-interests. As part of the transaction, the Company assumed approximately $1 million in CTC bank debt and issued approximately 140,000 shares to a lender as debt repayment. The Company's consolidated financial statements have been restated for all periods presented to include the financial position and results of CTC.

RESERVOIRS, INC. ACQUISITION

      Effective August 2, 1999, the Company acquired all of the outstanding shares of Reservoirs, Inc. ("Reservoirs"), a private company based in Houston, Texas. Reservoirs provides reservoir description services to the oil industry and is a recognized leader in the geology and petrophysics of deepwater reservoirs. The Company issued approximately 300,000 shares in a transaction that was accounted for using the purchase method of accounting. The transaction resulted in an allocation of approximately $4.0 million in goodwill which is being amortized over a 20-year period.

DISPOSITION OF ASSETS

     The Company sold substantially all of its U.S. environmental testing and certain other assets to Severn Trent Laboratories, Inc., a Delaware corporation, with an effective date of September 30, 1999. Consideration on the sale was approximately $19 million, which is included in accounts receivable, and no gain or loss was recognized.

PROPOSED TOMOSEIS CORPORATION ACQUISITION

      On November 2, 1999, the Company signed a letter of intent to merge with TomoSeis Corporation ("TomoSeis"), a privately held company with offices in Houston, Texas. TomoSeis provides highly detailed reservoir imaging technologies that are the critical component for successful 4D seismic and reservoir monitoring programs. The Company will issue approximately 585,000 shares in a transaction which is expected to be accounted for as a pooling of interests.

RESULTS OF OPERATIONS

     The following table sets forth certain percentage relationships based on the Company's consolidated income statements for the periods indicated:


                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        SEPTEMBER 30,                SEPTEMBER 30,
                                                    ---------------------        ---------------------
                                                        PERCENTAGE OF                PERCENTAGE OF
                                                        TOTAL REVENUE                TOTAL REVENUE
                                                    ---------------------        ---------------------
                                                     1999           1998          1999           1998
                                                    ------         ------        ------         ------

Services ....................................         80.3%          80.2%         81.2%          88.7%
Sales .......................................         19.7           19.8          18.8           11.3
                                                    ------         ------        ------         ------
                                                     100.0          100.0         100.0          100.0
Operating expenses:
     Cost of services .......................         77.5*          77.0*         83.6*          79.1
     Cost of sales ..........................         77.6*          58.1*         76.8*          62.0*
     General and administrative expenses ....          3.8            2.9           4.0            2.8
     Depreciation and amortization ..........          6.3            6.2           6.6            5.7
     Non-recurring charges ..................           --             --           4.9             --
     Other (income) expense, net ............         (0.5)           0.2          (0.9)           0.2

Income from continuing operations before
  interest expense and income tax expense ...         12.8           17.5           3.2           14.0
Interest expense ............................          2.9            2.2           2.7            2.1
                                                    ------         ------        ------         ------
Income from continuing operations before
   income tax expense .......................          9.9           15.3           0.5           11.9
Income tax expense ..........................          3.3            4.6           0.2            3.6
                                                    ------         ------        ------         ------
Income from continuing operations ...........          6.6%          10.7%          0.3%           8.3%
                                                    ======         ======        ======         ======

*  Percentage based on applicable segment revenue, and not total revenue.


     Total revenue for the third quarter 1999 was $77.9 million, a decrease from $80.4 million in the same period last year. Total revenue for the nine months ended September 30, 1999 was reasonably in line with the prior nine month period.

     Cost of services as a percentage of service revenue for the three and nine months ended September 30, 1999 increased compared to the corresponding periods in 1998. The increase is due to fixed costs being higher than required to address the capital expenditures of the Company's clients.

     Cost of sales as a percentage of sales revenue for three and nine months ended September 30, 1999 increased compared to the corresponding periods in 1998 due to an increase in lower margin product sales.

     General and administrative expenses for the three and nine months ended September 30, 1999 increased $0.7 million and $2.5 million respectively, as compared to the corresponding periods in 1998. The increases were primarily a result of increased personnel costs attributable to the Company's growth.

     Depreciation and amortization expense for the three months ended September 30, 1999 remained constant as compared to a year ago. Depreciation and amortization expense for the nine months ended September 30, 1999 increased $1.8 million as compared to the corresponding period in 1998 primarily due to the inclusion of depreciation and amortization from the Company's recent acquisitions.

     Non-recurring charges of $10.7 million were expensed in the nine months ended September 30, 1999. The expenses were related to asset write-downs, personnel reductions, and other expenses including those related to the termination of the GeoScience Corp. transaction.

     Interest expense for the three months ended September 30, 1999 increased approximately $0.5 million as compared to 1998. For the nine months ended September 30, 1999, interest expense increased $1.1 million as compared to 1998. These increases were primarily due to additional borrowings used to refinance a portion of the debt of the recent acquisitions and increased borrowings relating to the Senior Notes.

     The Company's effective income tax rate was approximately 33% for the three months and nine months ended September 30, 1999 as compared to 30% for three months and nine months ended September 30, 1998. The increase was principally due to the higher effective tax rates of the jurisdictions in which recent acquisitions operate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary capital requirements are for working capital, capital expenditures and acquisitions. For the nine month period ended September 30, 1999, the Company had operating cash flow of $2.7 million as compared to $10.0 million for the corresponding period in 1998. Management believes the Company's internal and external sources of cash will provide the necessary funds with which to meet its expected obligations.

     In July 1999, the Company amended its term loan and revolving credit facility and issued $75 million in Senior Notes. The Company's revolving credit facility is with a group of banks and provides for up to $100 million of unsecured revolving credit borrowings. As of September 30, 1999, the Company had approximately $71 million available on the credit facility. The interest rate applicable to the outstanding credit facility is generally LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%.

     The proceeds from the Senior Notes were used to pay off term loans of $70 million. The Senior Notes are due 2011 and have an average interest rate of 8.16%. Principal payments are due beginning July 2005 and continuing through July 2011.

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

     None


ITEM 5.  OTHER INFORMATION.

     None

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


                                       CORE LABORATORIES N.V.
                                       by: Core Laboratories International B.V.



Dated: November 15, 1999               By: /s/ Randall D. Keys
                                           -------------------------------------
                                           Randall D. Keys
                                           Chief Financial Officer

                                 EXHIBIT INDEX




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