Form 10-K405
period 1999-12-31
CORE LABORATORIES N V
filed 2000-03-09
CIK 1000229

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

         X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---------  EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

                                       OR
                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE --------- SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to
                                       ----------------     -------------

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

       Registrant's telephone number, including area code: (31-20)420-3191


           Securities registered pursuant to Section 12(b) of the Act:


        Title of each class                Name of exchange on which registered
        -------------------                ------------------------------------
      Common Shares, NLG 0.03                     New York Stock Exchange
        Par Value Per Share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                X
                                                                        ----
     As of March 1, 2000, the number of common shares outstanding was 30,451,616. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $546,550,979.

                       DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                                                           Part of 10-K
1. Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2000 annual meeting of shareholders.
                                                                     PART III

================================================================================

                             CORE LABORATORIES N.V.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                                                                                          Page
                                     PART I
Item 1.   Business...................................................................................      1
Item 2.   Properties.................................................................................      6
Item 3.   Legal Proceedings .........................................................................      6
Item 4.   Submission of Matters to a Vote of Security Holders .......................................      6

                                     PART II

Item 5.   Market for the Common Shares and Related Shareholder Matters ..............................      7
Item 6.   Selected Financial Data ...................................................................      8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .....      9
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ................................     14
Item 8.   Financial Statements and Supplementary Data................................................     14
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......     14

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.........................................     15
Item 11.  Executive Compensation.....................................................................     15
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................     15
Item 13.  Certain Relationships and Related Transactions.............................................     15

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................     16

                                     PART I

Item 1.  Business

General

     Core Laboratories N.V. (the "Company", "we", "our" or "us") was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 3,500 employees. We provide our services to the world's major, national and independent oil companies.

BUSINESS STRATEGY

     Our business strategy is to continue to provide advanced technologies that improve reservoir performance by (i) continuing the development of proprietary technologies through client-driven research and development, (ii) expanding the services and products offered throughout our global network of offices and (iii) acquiring complementary businesses that add key technologies or market presence and enhance existing products and services.

     Development of New Technologies, Services and Products

     We conduct research and development to meet the needs of our customers, who are continually seeking new technologies to lower their costs of finding, developing and producing oil and gas. While the aggregate number of wells being drilled per year has remained relatively constant in recent years, oil and gas producers have increased expenditures on high-technology services which improve their understanding of the reservoir. They are also spending more on advanced technologies to increase production of oil and gas from their producing fields. We intend to continue concentrating our efforts on technologies that enhance development and production efficiencies.

     International Expansion of Services and Products

     Another component of our business strategy is to broaden the spectrum of services and products offered to our clients on a global basis. We plan to offer many of our services and products that have been developed internally or obtained through acquisitions through our network of offices.

     Acquisitions

     We continually review potential acquisitions to add key technologies, enhance market presence or complement existing businesses. Our recent acquisitions reflect our desire to broaden the services offered to our clients. Several recent acquisitions are summarized as follows:

     o In August 1999, we acquired Reservoirs, Inc. ("Reservoirs"). Reservoirs provides reservoir description services to the oil industry and is a recognized leader in the geology and petrophysics of deepwater reservoirs.
     o In July 1999, we acquired Coherence Technology Company, Inc. ("CTC"). CTC provides specialized seismic data processing and interpretation services and is exclusively licensed by BP Amoco to provide its patented Coherence Cube seismic data processing technology to the worldwide petroleum industry.

     o In January 2000, we acquired TomoSeis Corporation ("TomoSeis"). TomoSeis provides highly detailed reservoir imaging technologies that are the critical component for successful 4D seismic and reservoir monitoring programs. Proprietary and patented energy-source and seismic-receiver hardware, specialized imaging technology and internally developed data processing capabilities make TomoSeis the industry-leading provider of in-reservoir seismic services.

     More information relating to acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements.


OPERATIONS

     The Company derives its revenues from services and sales to customers primarily in the oil and gas industry.

     Our business units have been aggregated into three interrelated segments which provide products and services used for improving reservoir performance and increasing oil and gas recovery from producing fields. Disclosure relating to the results of these business segments is included in Note 12 of the Notes to Consolidated Financial Statements.

     o Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples, including crude oil and derivative products.

     o Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production.

     o Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

     We offer our services worldwide through our global network of offices. Services accounted for approximately 81%, 88% and 92% of our revenues from continuing operations for the years ended December 31, 1999, 1998 and 1997, respectively.

     We manufacture products primarily in three facilities for distribution on a global basis. Product sales accounted for approximately 19%, 12% and 8% of our revenues from continuing operations for the years ended December 31, 1999, 1998 and 1997, respectively.

     The sales backlog at December 31, 1999 was approximately $4.7 million, compared with $7.6 million at December 31, 1998. Sources of raw material are readily available and our sales backlog should be filled in 2000.


     Reservoir Description

     Most commercial oil and gas fields consist of porous and permeable reservoir rocks that contain natural gas, crude oil and water. Due to the density differences of the fluids, natural gas caps the field and overlies an oil layer, which overlies the water. The Company provides services that characterize the porous reservoir rock and all three reservoir fluids.

     The Company analyzes samples of reservoir rocks for their porosity, which determines reservoir storage capacity, and for their permeability, which defines the ability of the fluids to flow through the rock. These measurements are used to determine how much oil and gas are present in a reservoir and the rates at which the oil and gas can be produced. The Company also provides information to correlate the reservoir description data to wireline logs and seismic data. These data sets are also used to determine the different acoustic velocities of reservoir rocks containing water, oil and natural gas. These velocity measurements are used in conjunction with our in-reservoir seismic monitoring services.

     Production Enhancement

     The Company data describing the reservoir system are used by oil company engineers, geologists and geophysicists to enhance oil and gas production so that it will exceed the 40% average oilfield recovery factor. Two production-enhancement methods commonly used are (1) hydraulic fracturing of the reservoir rock to improve flow and (2) flooding the field with water, carbon dioxide or hydrocarbon gases to force more oil and gas to the wellbore. The Company's technologies play a key role in the success of both methods.

     The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a gel slurry into the reservoir zone at extremely high pressures. This forces fractures to open in the rock and "props" the fractures open so that reservoir fluids can flow to the production wellbore.

     The Company data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, the Company's testing indicates whether the gel slurry is compatible with the reservoir fluids so that damage does not occur to the porous rock network. The Company's proprietary ZeroWash(TM) tracer technology is also used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

     Many oilfields today are hydraulically fractured and flooded to maximize oil and gas recovery. The Company conducts dynamic flow tests of the reservoir fluids through the reservoir rock, at actual reservoir pressure and temperature, to realistically simulate the actual flooding of a producing zone. The Company uses patented technologies, such as the Company's Saturation Monitoring by the Attenuation of X-rays (SMAX(TM)), to help design the enhanced recovery project. After the field flood is initiated, the Company is often involved in monitoring the progress of the flood to ensure the maximum number of incremental barrels is produced.

     The Company is also an industry leader in high-performance perforating and completion systems engineered to maximize well productivity by reducing, eliminating or overcoming formation damage during the completion of oil and gas wells.

     The Company's recent research and development efforts have been directed primarily towards the development of new products and services. During 1999, Core Laboratories' geophysicists and engineers developed new technologies that will be applied to reservoir optimization. Among the numerous developments is the Excape(TM) Completion Process which is a revolutionary completion system developed in a cooperative effort with Marathon Oil Company and BJ Services Company. Excape(TM) allows multiple reservoir zones to be sequentially perforated and individually stimulated without any tools in the casing, saving valuable rig time but, more importantly, increasing oil and gas flow.

     Reservoir Management

     Reservoir description and production enhancement information, when applied across an entire oilfield, are used to maximize daily production and the ultimate total recovery from the reservoir. The Company's teams of geophysicists, geologists and engineers are involved in numerous large-scale reservoir management projects, applying proprietary and state-of-the-art techniques from the earliest phases of a field development program until the last economic barrel of oil is recovered.

     These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which may create future opportunities for the Company.

     Core's successful Reservoir Information Browser(TM) ("RIB"), featured on the cover of the October 1999 issue of the Journal of Petroleum Technology, allows oil companies to collect, store, integrate and access well or entire field data sets via their worldwide internal intranets.

MARKETING AND SALES

     The Company markets and sells its services and products through a combination of print advertising, technical seminars, trade shows and sales representatives. Print advertising is placed on a regular basis in trade and technical magazines that target the Company's customers. Direct sales and marketing are carried out by the Company's sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where the Company does not have offices.

RESEARCH AND DEVELOPMENT

     The market for the Company's products and services is characterized by changing technology. As a result, the Company's success is dependent upon its ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. The Company intends to continue committing substantial financial resources and effort to the development of new products and services. Over the years, the Company has made a number of technological advances, including the development of key technologies utilized in the Company's operations. Substantially all of the new technologies have resulted from requests and guidance from the Company's clients, especially major oil companies. Additional disclosure relating to research and development is included in Note 2 of the Notes to Consolidated Financial Statements.

PATENTS AND TRADEMARKS

     The Company believes its patents, trademarks and other intellectual property rights are an important factor in maintaining its technological advantage, although no one patent is considered essential to its success. Typically, the Company will seek to protect its intellectual technology in all jurisdictions where the Company believes the cost of such protection is warranted. While certain key technologies have been patented by the Company, it has not patented all of its proprietary technology even where regarded as patentable. In addition to patents, in many instances the Company protects its trade secrets through confidentiality agreements with its employees and its customers.

INTERNATIONAL OPERATIONS

     The Company operates over 70 offices in more than 50 countries. The Company's non-U.S. operations accounted for approximately 58%, 56% and 57% of the Company's revenues from continuing operations during the years ended December 31, 1999, 1998 and 1997, respectively. The Company's business is subject to various risks beyond its control, such as instability of foreign economies and governments, currency fluctuations, overlap of different tax structures and changes in laws and policies affecting trade and investment. Any of such factors may cause facilities in some countries to become unprofitable, possibly resulting in the closing of such facilities. The Company attempts to limit its exposure to foreign currency fluctuations by limiting the amount in which its foreign contracts are denominated in a currency other than U.S. dollars to an amount generally equal to expenses expected to be incurred in such foreign currency. The Company has not historically engaged in and does not currently intend to engage in any significant hedging or currency-trading transactions designed to hedge against adverse currency fluctuations. More information on international operations is included in Note 12 of the Notes to Consolidated Financial Statements.

ENVIRONMENTAL REGULATION

     The Company's operations use many chemicals and gases and is therefore subject to a variety of federal, state, local and foreign laws and regulations related to the use, storage, discharge and disposal of such chemicals and gases and other emissions and wastes. Consistent with the Company's quality assurance and control principles, the Company has established proactive environmental policies with respect to the handling and disposal of such chemicals, gases, emissions and waste materials from its operations. The Company has engaged outside consultants to audit its environmental activities and has implemented health and safety education and training programs. The Company has not suffered material environmental claims in the past. Management believes that the Company's operations are currently in compliance with applicable environmental laws and regulations, and that continued compliance with existing requirements will not have a material adverse effect on our financial position or results of operations. However, public interest in the protection of the environment has increased dramatically in recent years. The Company anticipates that the trend toward more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require increased capital expenditures or operating expenses by the Company.

COMPETITION

     The businesses in which the Company engages are competitive. Some of the Company's competitors are divisions or subsidiaries of companies that are larger and have greater financial and other resources than the Company. While no one company competes with the Company in all of its product and service lines, the Company faces competition in these lines, primarily from independent, regional companies. The Company competes in different product and service lines to various degrees on the basis of price, technical performance, availability, quality and technical support. The Company's ability to compete successfully depends on elements both within and outside of its control, including successful and timely development of new products and services, performance and quality, customer service, pricing, industry trends and general economic trends.

RELIANCE ON THE OIL AND GAS INDUSTRY

     The Company's business and operations are substantially dependent upon the condition of the global oil and gas industry. Future downturns in the oil and gas industry, or in the oilfield services business, may have a material adverse effect on the financial position or results of operations of the Company.

     The oil and gas industry is highly cyclical and has been subject to significant economic downturns at various times as a result of numerous factors affecting the supply of and demand for oil and natural gas, including the level of capital expenditures of the oil and gas industry; the level of drilling activity; the level of production activity; market prices of oil and gas; worldwide economic conditions; interest rates and the cost of capital; environmental regulations; tax policies; political requirements of national governments; coordination by the Organization of Petroleum Exporting Countries ("OPEC"); cost of producing oil and natural gas; and technological advances.

EMPLOYEES

     As of December 31, 1999, the Company had approximately 3,500 employees. The Company does not have any material collective bargaining agreements and considers relations with its employees to be good.

ITEM 2.   PROPERTIES

     Currently, the Company has over 70 offices (totaling more than one million square feet) in more than 50 countries. In these locations, the Company typically leases office facilities. The Company serves its worldwide customers through six advanced technology centers ("ATC's") which are located in Dallas, Texas; Calgary, Canada; Jakarta, Indonesia; Kuala Lumpur, Malaysia; Aberdeen, Scotland; and Maracaibo, Venezuela. The Dallas ATC will be relocating to Houston in 2000. The ATC's are supported by over 50 regional specialty centers located throughout the global energy producing provinces. The Company's facilities are adequately utilized for current operations and should accommodate future growth.

ITEM 3.   LEGAL PROCEEDINGS

     The Company may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business. The Company believes that the outcome of current legal actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

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

                                                              High         Low
                                     1999
          First Quarter..................................   26 1/4      16 1/2
          Second Quarter.................................   18 5/8      11 3/4
          Third Quarter..................................   21 7/8      14 1/16
          Fourth Quarter.................................   22 3/4      16 3/4

                                     1998
          First Quarter(a)...............................   25 1/4      14 7/8
          Second Quarter(a)..............................   30 1/4      20 7/8
          Third Quarter(a)...............................   28 1/4      11 5/8
          Fourth Quarter ................................   25 1/2      13 5/8

          (a) The Company's common shares traded on Nasdaq National Market prior to July 10, 1998.

     On March 1, 2000, the closing price, as quoted by NYSE, was $22 5/16 per share. As of March 1, 2000, there were 30,451,616 common shares held by approximately 338 record holders and approximately 10,386 beneficial holders.

DIVIDEND POLICY

     The Company has never paid dividends on its common shares and currently has no plans to pay dividends on the common shares. The Company expects that it will retain all available earnings generated by its operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Company's Supervisory Board and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Supervisory Board deems relevant. Because the Company is a holding company that conducts substantially all of its operations through subsidiaries, the ability of the Company to pay cash dividends on the common shares is dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company and on the terms and conditions of its existing and future credit arrangements. See Liquidity and Capital Resources included in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Disclosure related to recent issuances of common shares is included in Note 3 and Note 15 of the Notes to Consolidated Financial Statements. With respect to the shares issued in each acquisition, the Company relied on exemption from registration under Section 4(2) of Regulation S of the Securities Act of 1933.

ITEM 6.     SELECTED FINANCIAL DATA

     The following table sets forth selected historical consolidated financial data for the periods indicated. Prior year financial data has been restated to reflect the pooling-of-interests acquisition of CTC in 1999. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements:

                                                            Years Ended December 31,
                                             1999(1),(3) 1998(1),(2)  1997(1)    1996       1995
                                              ---------  ---------- ---------  ---------- ---------
FINANCIAL STATEMENT DATA:                            (in thousands, except per share data)
Revenues ..................................   $303,658   $298,550   $235,408   $114,765   $ 89,152
Income from continuing operations .........      3,367     21,672     15,787      6,392      3,275
Less: Income applicable to
         preferred loan stock .............       --         --         --         --         (334)
Income from continuing
        operations applicable to
        common stock ......................      3,367     21,672     15,787      6,392      2,941
Working capital ...........................     93,324     61,473     51,272     17,883     18,519
Total assets ..............................    361,133    353,962    253,972     93,827     82,530
Long-term debt, including current
       maturities .........................     83,328     87,793     74,660     17,354     20,247
Shareholders' equity ......................    208,944    199,109    115,487     48,616     40,947

PER SHARE DATA:
Income from continuing operations:
   Basic ..................................   $   0.11   $   0.78   $   0.65   $   0.29   $   0.16
   Diluted ................................   $   0.11   $   0.76   $   0.64   $   0.29   $   0.16
Weighted average common shares outstanding:
   Basic ..................................     29,851     27,635     24,141     22,070     18,042
   Diluted ................................     30,567     28,428     24,822     22,267     18,148

OTHER DATA:
Diluted earnings per share from continuing
       operations excluding goodwill
       amortization .......................   $   0.24   $   0.86   $   0.70   $   0.29   $   0.17
Impairment and other charges ..............   $ 17,706   $   --     $   --     $    355   $   --

(1) See Note 3 of the Notes to Consolidated Financial Statements for a discussion of acquisitions made in 1999, 1998 and 1997.

(2) See Note 4 of the Notes to Consolidated Financial Statements for information relating to the sale of the packaged analyzer business line in 1998.

(3) In 1999, the Company recorded $17.7 million in restructuring, impairment and other charges as discussed in Note 13 of the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. The Company's operations are subject to various risk factors including, but not limited to:

   o the Company's ability to continue to develop or acquire new and useful technology.

   o the realization of anticipated synergies from acquired businesses and future acquisitions.

   o the Company's dependence on one industry, oil and gas, and the impact of commodity prices on the expenditure levels of our customers.

   o  competition in the Company's markets.

   o the risks and uncertainties attendant to adverse industry, political, economic and financial market conditions, including stock prices, government regulations, interest rates and credit availability.

         Overall oil and gas market conditions deteriorated in 1998 and through much of 1999. Substantial reductions in oil and gas prices reduced cash flow for our customers, resulting in significant reductions in exploration and production spending. In addition, the continuing consolidation in the oil and gas industry has caused certain of our clients to delay budgeted capital spending projects. Because of these and other factors, in 1999 we undertook restructuring efforts to adjust our businesses to current and expected market conditions. With the recent increase in oil and gas prices, we expect that our customers may begin to increase the levels of spending for the Company's products and services in the latter part of 2000.

BUSINESS DEVELOPMENT

         The Company was established in 1936 and is currently traded on the New York Stock Exchange.

         The Company provides its products and services to the world's major, national and independent oil companies. Its specialty services and products are designed to improve oil and gas recovery from new and existing fields through the following segments:

   o Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples, including crude oil and derivative products.

   o Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production.

   o Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

         The Company plans to continue the expansion of its operations through
(i) continuing the development of proprietary technologies through client-driven research and development, (ii) expanding the services and products offered throughout our global network of offices and (iii) acquiring complementary businesses that add key technologies or market presence and enhance existing products and services.

         We continued to demonstrate success with our acquisition strategy in 1999, as illustrated by our most recent acquisitions of CTC, Reservoirs and TomoSeis. Meanwhile, we have pursued the sale of assets not critical to our growth strategy by divesting ourselves of substantially all of our environmental testing assets.

         In addition, the Company believes that it has positioned itself for increased profitability by consolidating redundant facilities and reducing excess personnel.

RESULTS OF OPERATIONS

REVENUES AND INCOME FROM CONTINUING OPERATIONS
(Dollars in Millions)


                                    [CHART]


         Service revenues, after increasing $44.3 million, or 20%, from 1997 to 1998, decreased $15.5 million, or 6%, in 1999. The decline in 1999 resulted primarily from adverse industry conditions, as well as the loss of revenues attributable to our environmental testing assets which were disposed of in the third quarter of 1999.

         Costs of services in 1999 decreased $9.2 million as compared to 1998 and increased $25.7 million as compared to 1997. Costs of services expressed as a percentage of service revenue were 80%, 79% and 79% in 1999, 1998 and 1997, respectively. During 1999, we experienced lower service margins as a result of higher than necessary fixed operating costs relative to lower activity and spending levels in the industry. The Company has taken actions to reduce its cost structure, including personnel reductions and office consolidations, as we seek to maintain and improve our service margins.

         Sales revenues increased $20.1 million, or 55%, in 1999 as compared to 1998, after more than doubling from 1997 to 1998. Most of this increase resulted from the continuing development of new technologies and the 1998 acquisition of Owen Oil Tools, Inc. ("Owen"), which provides well completion and stimulation technologies.

         Costs of sales in 1999 increased $20.9 million and $32.0 million as compared to 1998 and 1997, respectively. Costs of sales expressed as a percentage of sales revenues were 83%, 72% and 84% in 1999, 1998 and 1997, respectively. The higher costs of sales margin in 1999 was primarily the consequence of depressed industry conditions which prevailed in the first half of 1999.

         General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. During late 1998 and 1999, personnel were added to accommodate the increased administrative needs of recent acquisitions and growth. Training and conversion costs for an upgraded accounting system also contributed to the increase in general and administrative expenses of $3.9 million in 1999 as compared to 1998 and $6.3 million as compared to 1997. General and administrative expenses as a percentage of revenues remained below 5% for all periods.

         Depreciation and amortization expense for 1999 decreased slightly as compared to 1998. Although we had $19.1 million of capital expenditures in 1999, the additional depreciation expense from these assets was more than offset by the effect of significant retirements from the sale of our environmental testing and other assets and the effect of assets which had become fully depreciated. Depreciation and amortization expense increased by $4.9 million in 1998 from 1997 primarily as a result of the depreciation expense from capital expenditures and additional fixed assets related to the Company's acquisitions accounted for as purchases.

         Amortization of goodwill in 1999 was $4.0 million, an increase of $1.1 million and $2.5 million as compared to 1998 and 1997, respectively. The increases were primarily due to the addition of goodwill attributable to recent acquisitions accounted for as purchases.

         In the first quarter of 1999, the Company recorded impairment and other charges totaling $10.7 million. This amount included $4.4 million of asset impairments, $2.6 million related to facility closures and personnel reductions, and $3.7 million associated with the termination of the proposed acquisition of GeoScience Corp. The termination settlement included the forgiveness of $3.0 million in working capital advances made by the Company to GeoScience Corp.

          In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. The Company is consolidating personnel from eight facilities into one Houston facility. The move is anticipated to be complete in the second quarter of 2000. Related charges include severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the impairment of redundant fixed assets and leasehold improvements. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region. This charge is summarized in the accompanying table:


    RESTRUCTURING CHARGES
    (Dollars in Thousands)

                                              DECEMBER 31,
                                                  1999
                                              ------------
    Lease obligations........................ $      2,983
    Severance................................          879
    Restoration..............................          786
    Asset impairment.........................        2,080
    Other....................................          308
                                              ------------
       Total restructuring charges...........        7,036
    Less costs incurred through
       December 31, 1999.....................        3,192
                                              ------------
       Accrual remaining..................... $      3,844
                                              ============

SEGMENT ANALYSIS

         The Company's operations are managed primarily in three interrelated segments.

         SEGMENT INFORMATION

         REVENUES
         -----------------------------------------------------------------------------------
         For the Years Ended December 31,                1999           1998          1997
         -----------------------------------------------------------------------------------
         (Dollars in Thousands)

         Reservoir Description ..................     $ 186,905      $ 191,262     $ 161,737
         Production Enhancement .................        63,998         45,339        22,815
         Reservoir Management ...................        52,755         61,949        50,856
         -----------------------------------------------------------------------------------
              Total Revenues ....................     $ 303,658      $ 298,550     $ 235,408
         ===================================================================================

         INCOME (LOSS) BEFORE INTEREST, TAXES AND
         UNUSUAL CHARGES (a)
         -----------------------------------------------------------------------------------
         For the Years Ended December 31,                1999           1998          1997
         -----------------------------------------------------------------------------------
         (Dollars in Thousands) .................         (a)

         Reservoir Description ..................     $  22,632      $  26,528     $  21,643
         Production Enhancement .................        11,339          8,517         5,305
         Reservoir Management ...................        (3,335)         2,043         4,070
         Corporate and other ....................          (108)           260           313
         -----------------------------------------------------------------------------------
              Income before interest, taxes and
                  unusual charges ...............     $  30,528      $  37,348     $  31,331
         ===================================================================================


         (a) The above segment amounts exclude unusual charges totaling $17,706 in 1999. The unusual charges attributable to each segment were as follows: Reservoir Description - $8,397; Production Enhancement - $2,854; Reservoir Management - $2,759 and Corporate and other - $3,696, which consists of costs related to the termination of the proposed GeoScience acquisition.

RESERVOIR DESCRIPTION

         Revenues from the Reservoir Description segment were $186.9 million in 1999, a decrease of 2% as compared to 1998 and an increase of 16% as compared to 1997. The decrease in revenues in 1999 is primarily attributable to the sale of our environmental testing assets.

         Income before interest, taxes and unusual charges in 1999 decreased $3.9 million as compared to 1998 and increased $1.0 million as compared to 1997. Our margins in this segment came under pressure in 1999 as our clients reduced spending in response to lower oil and gas revenues. However, as a result of cost reduction measures taken during the year, we experienced only a small decrease in our overall margins, from 13.9% in 1998 to 12.1% in 1999.

PRODUCTION ENHANCEMENT

         Revenues from the Production Enhancement segment were $64.0 million in 1999, an increase of 41% and 181%, as compared to 1998 and 1997, respectively. Income before interest, taxes and unusual charges 1999 was $11.3 million, which was an increase of 33% and 114% as compared to 1998 and 1997, respectively. The increases in revenues and income result primarily from the 1998 acquisition of Owen. Our 1999 margins in this segment were also affected by reduced industry demand, most notably in the first half of the year. However, new well completion and stimulation technologies introduced in this segment helped offset much of the effects of this reduced demand.

RESERVOIR MANAGEMENT

         Revenues from the Reservoir Management segment were $52.8 million in 1999, a decrease of $9.2 million, or 15%, as compared to 1998. Revenues increased 4% compared to 1997. Due to the decline in revenues and lower margins, we experienced a loss of $3.3 million in this segment in 1999, versus $2.0 million of income in 1998. Of all our operations, this segment was affected to the greatest extent by the industry downturn in 1999. Demand for our technology services in the North Sea region was weak throughout 1999 as was seismic-related activity across most regions. Part of this loss can be attributed to expenditures we made for research and development and marketing of new reservoir optimization technologies. We have taken and will continue to take actions, when appropriate, actions to control our costs in order to improve our results in this area.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

         During the year ended December 31, 1999, cash flows from operating activities were $4.5 million, a decrease of $0.9 million from the corresponding period in 1998. At December 31, 1999, the Company had working capital of $93.3 million (of which $18.1 million was in cash and short-term investments) and a current ratio of 3.0 to 1.0, compared to working capital of $61.5 million (of which $8.2 million was in cash and short-term investments) and a current ratio of 1.9 to 1.0 at December 31, 1998. The Company is a holding company that conducts substantially all of its operations through subsidiaries. Consequently, the Company's cash flow is dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company.

         The Company's financing activities used $4.5 million in 1999, and provided $10.7 million and $103.1 million in 1998 and 1997, respectively. The Company's investing activities provided $10.0 million in 1999 and used $19.0 million and $93.3 million in 1998 and 1997, respectively. The significant financing and investing activities in 1999 were as follows:

   o In July 1999, the Company amended its term loan and revolving credit facility by increasing the size of the revolving credit facility and terminating the term loans. The Company's revolving credit facility is with a group of banks and provides for up to $100 million of unsecured revolving credit borrowings. As of December 31, 1999, the Company had approximately $93 million available on the credit facility. The interest rate applicable to the outstanding credit facility is LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%.

   o In July 1999, the Company issued $75 million in Senior Notes. The proceeds from the Senior Notes were used to pay off term loans of $70 million. The Senior Notes are due 2011 and have an average interest rate of 8.16%. Principal payments commence in July 2005 and continue through July 2011.

   o During the fourth quarter of 1999 we received approximately $19.7 million in proceeds from the sale of environmental testing assets. These funds were used to pay down the revolving credit facility.

   o We incurred capital expenditures from continuing operations of $19.1 million.

         The Company's ability to maintain and grow its operating income and cash flow is dependent upon continued capital spending. We believe our future cash flow from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions.

         Due to the low inflationary rates in 1999, 1998 and 1997, the impact of inflation on the Company's results of operations was insignificant.

OTHER MATTERS

         EURO CONVERSION

         On January 1, 1999, certain members of the European Union established fixed conversion rates between their legacy currencies and the European Union's currency (the "Euro"). The legacy currencies in those countries will continue to be used as legal tender through January 1, 2002. The transition period is anticipated to extend between January 1, 1999 and July 1, 2002. The Company is addressing issues with the transition to the Euro, including the impact of the conversion on information-technology systems, exchange rate risk on currency and other financial instruments, as well as income tax and accounting issues. The Company does not expect the conversion to have a material effect on our consolidated financial position or results of operations.

         YEAR 2000

         The Company did not experience any significant disruptions in its operations during the transition into the Year 2000. We have completed necessary assessments, modifications or replacement and testing of systems critical for the delivery of products and services and believe we have met our Year 2000 readiness objectives. We also prepared a contingency plan to mitigate potential adverse effects which might have arisen from non-compliant systems or third parties who had not adequately addressed the Year 2000 issue. Because of these preparations, we did not experience any significant disruptions in our operations. The amounts incurred and expensed for developing and carrying out the overall Year 2000 plan totaled approximately $0.4 million. While the Company did not experience any significant Year 2000 disruptions during the transition into the Year 2000, we will continue to monitor our operations and systems and address any date-related problems that may arise as the year progresses.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. The Company's exposure to market risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are not considered to be material to the Company. During the reporting period, the Company issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans. This significantly reduced the Company's exposure to market risk. This section should be read in conjunction with "Note 5 - Long-Term Debt" and "Note 9 - Concentration of Credit Risk" of the Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         For the financial statements and supplementary data required by this
Item 8, see index to Consolidated Financial Statements and Schedules at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III

     Part III (Items 10 through 13) will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)       FINANCIAL STATEMENTS

          The following reports, financial statements and schedules are filed herewith on the pages indicated:

          Core Laboratories N.V. and Subsidiaries (The "Company"):                              Page
                                                                                                ----
          Report of Independent Public Accountants...........................................    20

          Consolidated Balance Sheets as of December 31, 1999 and 1998.......................    21

          Consolidated Statements of Operations for the Years Ended
             December 31, 1999, 1998 and 1997................................................    22

          Consolidated Statements of Changes in Shareholders' Equity
             for the Years Ended December 31, 1999, 1998 and 1997............................    23

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 1999, 1998 and 1997................................................    24

          Notes to Consolidated Financial Statements.........................................    25

FINANCIAL STATEMENT SCHEDULES

     All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes hereto.

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1999.

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

                                                                                              Incorporated by
                                                                                            Reference from the
Exhibit No.                             Exhibit Title                                       Following Documents
-----------                             -------------                                       -------------------
   3.1     --  Articles  of  Association  of  the  Company,  as  amended  (including     Form F-1, September 20, 1995
               English translation)

   4.1     --  Form of certificate representing Common Shares                            Filed Herewith

  10.1     --  Core Laboratories N.V. 1995 Long-Term  Incentive Plan (as amended and     Proxy Statement dated May 2,
               restated effective as of May 29, 1997)                                    1997 for Annual Meeting of
                                                                                         Shareholders

  10.2     --  Core  Laboratories  N.V. 1995 Nonemployee  Director Stock Option Plan     Proxy Statement dated May 2,
               (as amended and restated effective as of May 29, 1997)                    1997 for Annual Meeting of
                                                                                         Shareholders

  10.3     --  Form of  Registration  Rights  Agreement  to be  entered  into by the     Form 10-Q, November 10, 1995
               Company and certain of its shareholders, dated September 15, 1995

  10.4     --  Purchase and Sale  Agreement  between Core  Holdings B.V. and Western     Form F-1, September 20, 1995
               Atlas International,  Inc., Western Atlas International Nigeria Ltd.,
               Western Atlas de Venezuela,  C.A., Western Atlas Canada Ltd. and Core
               Laboratories Australia Pty. Ltd. dated as of September 30, 1994

  10.5     --  Form of  Indemnification  Agreement to be entered into by the Company     Form F-1, September 20, 1995
               and certain of its directors and officers

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

  10.8     --  Amended and Restated Credit Agreement among Core  Laboratories  N.V.,     Form S-3, November 20, 1997
               Core Laboratories,  Inc., Core Laboratories  (U.K.) Limited,  Bankers
               Trust  Company,  NationsBank,  N.A.  and the Bank Group,  dated as of
               July 18, 1997

  10.9     --  Agreement and Plan of Merger among Core  Laboratories  N.V., Owen Oil     Form 8-K, July 15, 1998
               Tools, Inc., Owen Acquisition,  Inc., and each of the shareholders of
               Owen Oil Tools, Inc., dated as of June 30, 1998

  10.10    --  Core Laboratories  Supplemental  Executive  Retirement Plan effective     Form 10-K, March 31, 1998
               as of January 1, 1998

  10.11    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               David Michael Demshur dated as of August 18, 1998

  10.12    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               Richard Lucas Bergmark dated as of August 18, 1998

  10.13    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               Monty Lee Davis dated as of August 18, 1998

  10.14    --  Form of Employment  Agreement between Core Laboratories N.V. and John     Form 10-K, March 31, 1999
               David Denson dated as of August 18, 1998

  10.15    --  Acquisition    Agreement   Among   Core   Laboratories   N.V.,   Core     Form 10-K, March 31, 1999
               Laboratories  International B.V., Saybolt  International B.V., A.G.I.
               Mexicana S.A. de C.V. and the  Stockholders  of A.G.I.  Mexicana S.A.
               de C.V. dated as of December 11, 1998

  10.16    --  Agreement  and Plan of Merger among Core  Laboratories  N.V.,  A.G.I.     Form 10-K, March 31, 1999
               Acquisition  Company,  The  Andrews  Group  International,  Inc.  and
               Robert Andrews dated as of December 18, 1998

  10.17  --    Core Laboratories  Supplemental Executive Retirement Plan for John D.
               Denson effective January 1, 1999                                          Form 10-Q, November 15, 1999

  10.18    --  Core Laboratories  Supplemental  Executive  Retirement Plan for Monty     Form 10-Q, November 15, 1999
               L. Davis effective January 1, 1999

  10.19    --  Amendment  to Core  Laboratories  Supplemental  Executive  Retirement     Form 10-Q, November 15, 1999
               Plan filed January 1, 1998, effective July 29, 1999

  10.20    --  Agreement  and Plan of Merger  among  Core  Laboratories  N.V.,  Core     Form 10-Q, November 15, 1999
               Colorado  Acquisition,  Inc., Coherence Technology Company,  Inc. and
               the Stockholders of Coherence  Technology  Company,  Inc. dated as of
               June 9, 1999

  10.21    --  Agreement  and Plan of Merger  among Core  Laboratories  N. V.,  Core     Form 10-Q, November 15, 1999
               Acquisition Subsidiary,  Inc., Reservoirs,  Inc. and the Stockholders
               of Reservoirs, Inc. dated as of July 26, 1999

  10.22    --  Amendment  to  Amended  and  Restated  Credit  Agreement  among  Core     Form 10-Q, November 15, 1999
               Laboratories N.V., Core Laboratories,  Inc., Core Laboratories (U.K.)
               Limited,  Bankers Trust Company,  Bank of America,  N.A. and the Bank
               Group, dated as of July 22, 1999

  10.23    --  Note  and  Guarantee   Agreement  by  Core  Laboratories,   Inc.  for     Form 10-Q, November 15, 1999
               Guaranteed  Senior  Notes,  Series A, and  Guaranteed  Senior  Notes,
               Series B, dated as of July 22, 1999

  21.1     --  Subsidiaries of the Registrant                                            Filed Herewith

  23.1     --  Consent of Arthur Andersen LLP                                            Filed Herewith

  27.1     --  Financial Data Schedule                                                   Filed Herewith

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

                                             CORE LABORATORIES N.V.
                                    By:  Core Laboratories International B.V.


Date:    March 9, 2000              By: /s/ JACOBUS SCHOUTEN
                                       -----------------------------------------
                                        Jacobus Schouten
                                        Supervisory Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 9th day of March, 2000.

            Signature                               Title
            ---------                               -----

   /s/ DAVID M. DEMSHUR                President, Chief Executive Officer
---------------------------------      and Supervisory Director (Principal
       David M. Demshur                  Executive Officer and Authorized
                                       Representative in the United States)


  /s/ RICHARD L. BERGMARK            Executive Vice President, Treasurer and
---------------------------------             Supervisory Director
      Richard L. Bergmark


    /s/ RANDALL D. KEYS                Chief Financial Officer  (Principal
---------------------------------       Financial and Accounting Officer)
        Randall D. Keys


     /s/ BOB G. AGNEW                         Supervisory Director
---------------------------------
         Bob G. Agnew


    /s/ JOSEPH R. PERNA                       Supervisory Director
---------------------------------
        Joseph R. Perna


  /s/ TIMOTHY J. PROBERT                      Supervisory Director
---------------------------------
      Timothy J. Probert


     /s/ JAMES A. READ                        Supervisory Director
---------------------------------
         James A. Read


   /s/ JACOBUS SCHOUTEN                       Supervisory Director
---------------------------------
       Jacobus Schouten


  /s/ STEPHEN D. WEINROTH                     Supervisory Director
---------------------------------
      Stephen D. Weinroth

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Supervisory Board of Directors and Shareholders of
Core Laboratories N.V.:

     We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. (a Netherlands corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Core Laboratories N.V. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with the accounting principles generally accepted in the United States.


                                            ARTHUR ANDERSEN LLP
Houston, Texas
March 3, 2000

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
                        (In thousands, except share data)


                                    ASSETS                                                 1999              1998
                                                                                        ----------        ----------
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   18,129        $    8,166
     Accounts receivable, less allowance for doubtful accounts of $9,825
         and $7,874 in 1999 and 1998, respectively...............................           81,140            86,578
     Inventories ................................................................           24,524            18,967
     Prepaid expenses and other  ................................................           10,290            10,052
     Deferred tax asset  ........................................................            6,311             4,558
                                                                                        ----------        ----------
         Total current assets  ..................................................          140,394           128,321

PROPERTY, PLANT AND EQUIPMENT, net...............................................           64,504            70,242
INTANGIBLES AND GOODWILL, net of accumulated amortization of $9,704 and
     $5,422 in 1999 and 1998, respectively.......................................          150,309           150,859
OTHER LONG-TERM ASSETS...........................................................            5,926             4,540
                                                                                        ----------        ----------
         Total assets  ..........................................................       $  361,133        $  353,962
                                                                                        ==========        ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt .......................................       $    1,121        $   21,354
     Current lease obligations...................................................              622               662
     Accounts payable............................................................           18,166            19,860
     Accrued payroll and related costs ..........................................            7,873             7,217
     Taxes other than payroll and income.........................................            3,886             3,048
     Unearned revenues...........................................................            3,882               438
     Income tax payable .........................................................            3,602             6,010
     Other accrued expenses  ....................................................            7,918             8,259
                                                                                        ----------        ----------
         Total current liabilities  .............................................           47,070            66,848

LONG-TERM DEBT ..................................................................           82,207            66,439
DEFERRED COMPENSATION............................................................            3,036             2,859
DEFERRED TAX LIABILITY ..........................................................            3,596             2,814
LONG-TERM LEASE OBLIGATIONS......................................................              660             1,231
OTHER LONG-TERM LIABILITIES......................................................           14,330            13,492

COMMITMENTS AND CONTINGENCIES (NOTE 11)

MINORITY INTEREST................................................................            1,290             1,170

SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized,
         none issued or outstanding..............................................               --                --
     Common shares, NLG 0.03 par value; 100,000,000 shares authorized,
         30,179,226 and 29,603,999 issued and outstanding at 1999 and 1998,
         respectively............................................................              508               500
     Additional paid-in capital .................................................          161,859           155,399
     Retained earnings...........................................................           46,577            43,210
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          208,944           199,109
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  361,133        $  353,962
                                                                                        ==========        ==========


              The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997
                 (In thousands, except share and per share data)


                                                                      1999              1998              1997
                                                                 ------------       -----------      -------------
SERVICES .....................................................    $   246,936       $   261,970      $    217,673
SALES.........................................................         56,722            36,580            17,735
                                                                  -----------       -----------      ------------
                                                                      303,658           298,550           235,408
OPERATING EXPENSES:
     Costs of services .......................................        198,425           207,667           172,719
     Costs of sales...........................................         47,029            26,147            14,984
     General and administrative expenses .....................         12,301             8,447             5,974
     Depreciation and amortization............................         14,659            14,930            10,041
     Goodwill amortization....................................          4,024             2,933             1,498
     Impairment and other charges.............................         10,670                --                --
     Restructuring charges....................................          7,036                __                __
     Other (income) expense, net..............................         (3,308)            1,078            (1,139)
                                                                  -----------       -----------      ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
     INTEREST EXPENSE AND INCOME TAX..........................         12,822            37,348            31,331

INTEREST EXPENSE .............................................          7,796             6,339             6,552
                                                                  -----------       -----------      ------------
INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAX ..............................................          5,026            31,009            24,779

INCOME TAX EXPENSE ...........................................          1,659             9,337             8,992
                                                                  -----------       -----------      ------------
INCOME FROM CONTINUING OPERATIONS.............................          3,367            21,672            15,787

LOSS FROM DISCONTINUED OPERATIONS, net of
      income tax benefit of  $93 and $77
      in 1998 and 1997, respectively..........................             --              (217)            (179)
LOSS ON SALE OF DISCONTINUED
     OPERATIONS, net of income tax benefit of $1,446..........             --            (3,374)               --
                                                                  -----------       -----------      ------------
NET INCOME ...................................................    $     3,367       $    18,081      $     15,608
                                                                  ===========       ===========      ============

PER SHARE DATA:
     Income from continuing operations........................    $      0.11       $      0.78      $       0.65
     Loss from discontinued operations........................             --             (0.01)            (0.01)
     Loss on sale of discontinued operations..................             --             (0.12)               --
                                                                  -----------       -----------      ------------
     Basic earnings per share.................................    $      0.11       $      0.65      $       0.64
                                                                  ===========       ===========      ============
     WEIGHTED AVERAGE BASIC COMMON
        SHARES OUTSTANDING....................................     29,850,724        27,634,944        24,141,200
                                                                  ===========       ===========      ============
     Income from continuing operations........................    $      0.11       $      0.76      $       0.64
     Loss from discontinued operations........................             --             (0.01)            (0.01)
     Loss on sale of discontinued operations..................             --             (0.12)               --
                                                                  -----------       -----------      ------------
     Diluted earnings per share...............................    $      0.11       $      0.63      $       0.63
                                                                  ===========       ===========      ============
     WEIGHTED AVERAGE DILUTED COMMON
        SHARES  OUTSTANDING...................................     30,566,554        28,428,048        24,821,884
                                                                  ===========       ===========      ============

     The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1999, 1998 and 1997
                       (In thousands, except share data)

                                                                   Common Shares
                                                             ----------------------  Additional
                                                               Number of               Paid-In  Retained
                                                                 Shares     Amount     Capital  Earnings     Total
                                                                 ------     ------     -------  --------  ----------
BALANCE, December 31, 1996 (as previously reported)........    21,900,276  $   383  $  37,623  $   9,560  $   47,566
ADJUSTMENT FOR POOLING OF INTEREST................ ........       170,559        2      1,048         --       1,050
                                                             ------------  -------  ---------  ---------  ----------
RESTATED BALANCE, December 31, 1996........................    22,070,835      385     38,671      9,560      48,616
                                                             ------------  -------  ---------  ---------  ----------
ADJUSTMENT FOR POOLING OF INTEREST.........................       482,541        8      1,311       (300)      1,019
PUBLIC OFFERING............................................     2,964,862       45     49,960         --      50,005
STOCK OPTIONS EXERCISED....................................        70,942        1        238         --         239
NET INCOME.................................................            --       --         --     15,608      15,608
                                                             ------------  -------  ---------  ---------  ----------
BALANCE, December 31, 1997.................................    25,589,180      439     90,180     24,868     115,487
                                                             ------------  -------  ---------  ---------  ----------
ADJUSTMENT FOR POOLING OF INTEREST.........................       330,362        5      2,214        261       2,480
SHARES ISSUED FOR 1998
     PURCHASE ACQUISITIONS.................................     3,389,845       51     61,298         --      61,349
STOCK OPTIONS EXERCISED....................................       294,612        5      1,707         --       1,712
NET INCOME.................................................            --       --         --     18,081      18,081
                                                             ------------  -------  ---------  ---------  ----------
BALANCE, December 31, 1998.................................    29,603,999      500    155,399     43,210     199,109
                                                             ------------  -------  ---------  ---------  ----------
SHARES ISSUED FOR 1999
     PURCHASE ACQUISITIONS.................................       284,524        4      4,558         --       4,562
STOCK OPTIONS EXERCISED....................................       290,703        4      1,902         --       1,906
NET INCOME.................................................            --       --         --      3,367       3,367
                                                             ------------  -------  ---------  ---------  ----------
BALANCE, December 31, 1999.................................    30,179,226  $   508  $ 161,859  $  46,577  $  208,944
                                                             ============  =======  =========  =========  ==========


              The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1999, 1998 and 1997
                                 (In thousands)

                                                                    1999        1998           1997
                                                                 ---------    ---------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................   $   3,367    $  18,081    $  15,608
     Loss from discontinued operations .......................        --            217          179
     Adjustments to reconcile to net cash
       provided by (used in) operating activities--
       Depreciation and amortization .........................      14,659       14,930       10,041
       Goodwill amortization .................................       4,024        2,933        1,498
       (Gain) loss on sale of fixed assets ...................        (777)          67         (132)
       Loss on sale of discontinued operations ...............        --          3,374         --
       Changes in assets and liabilities
         (Increase) decrease in accounts receivable ..........         701        2,921      (18,490)
         Increase in inventories .............................     (12,044)      (2,870)      (1,189)
         Increase in prepaid expenses and other ..............        (154)      (3,224)        (914)
         (Increase) decrease in net deferred tax asset .......      (1,753)      (7,311)       2,793
         Decrease in accounts payable ........................      (1,254)      (9,846)      (9,272)
         Decrease in accrued liabilities .....................      (3,040)      (1,641)      (5,520)
         Increase (decrease) in other long-term liabilities ..         838      (13,499)         764
         Other ...............................................         (82)        (654)         133
                                                                 ---------    ---------    ---------
         Net cash provided by (used in) continuing
           operations ........................................       4,485        3,478       (4,501)
         Net cash provided by discontinued operations ........        --            111        1,570
                                                                 ---------    ---------    ---------
           Net cash provided by (used in) operating
             activities ......................................       4,485        3,589       (2,931)
                                                                 ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures of continuing operations ...........     (19,140)     (28,015)     (16,502)
     Acquisitions, net of cash acquired ......................       3,945         --        (77,339)
     Proceeds from sale of assets ............................      25,322        4,906          552
     Proceeds from sale of discontinued operations ...........        --          4,114         --
     Other ...................................................        (172)        --           --
                                                                 ---------    ---------    ---------
       Net cash provided by (used in) investing activities ...       9,955      (18,995)     (93,289)
                                                                 ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from public offering .......................        --           --         50,005
     Repayment of debt .......................................    (106,412)     (16,844)     (94,407)
     Borrowings under debt facilities ........................     102,158       24,924      147,379
     Capital lease obligations, net ..........................        (611)         763          (53)
     Stock options exercised .................................       1,906        1,712          239
     Equity transaction of pooled company ....................        --           --          1,331
     Debt acquisition costs ..................................      (1,206)        --         (1,441)
     Other ...................................................        (312)         122           89
                                                                 ---------    ---------    ---------
       Net cash provided by (used in) financing activities ...      (4,477)      10,677      103,142
                                                                 ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS ......................       9,963       (4,729)       6,922
CASH AND CASH EQUIVALENTS, beginning of period ...............       8,166       12,895        5,973
                                                                 ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of period .....................   $  18,129    $   8,166    $  12,895
                                                                 =========    =========    =========


     The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


1.   DESCRIPTION OF BUSINESS

     Core Laboratories N.V., a Netherlands corporation, and its wholly owned subsidiaries (the "Company") is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services. These services enable the Company's clients to improve reservoir performance and increase oil and gas recovery from their producing fields. The Company provides its services to the world's major, national and independent oil companies. The Company currently operates over 70 offices in more than 50 countries.

     The Company's business units have been aggregated into three interrelated segments which provide products and services for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

     o Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples, including crude oil and derivative products.

     o Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production.

     o Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for all investments in which the Company has less than a majority interest. A minority interest liability has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.

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

     Inventories

     Inventories consist primarily of materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (includes direct material, labor and overhead) or estimated net realizable value, and are reflected net of valuation reserves of $1,258,000 and $1,400,000 in 1999 and 1998, respectively. Inventories consisted of the following (in thousands):

                                                                  1999            1998
                                                             --------------  --------------
         Finished Goods...................................   $       17,051  $        9,063
         Parts and materials..............................            6,494           7,924
         Work in process..................................              979           1,980
                                                             --------------  --------------
              Total.......................................   $       24,524  $       18,967
                                                             ==============  ==============

     Property, Plant and Equipment

     Investments in property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

     Buildings ..................................................  10 - 40 years
     Machinery and equipment ....................................   3 - 10 years

     The components of property, plant and equipment are as follows (in thousands):

                                                                  1999            1998
                                                             --------------  --------------
         Land                                                $        2,714  $        2,800
         Building and leasehold improvements..............           18,490          20,068
         Machinery and equipment..........................           70,301          66,212
         Construction in process..........................            8,255          12,818
                                                             --------------  --------------
                                                                     99,760         101,898
              Less - accumulated depreciation.............          (35,256)        (31,656)
                                                             --------------  --------------
                                                             $       64,504  $       70,242
                                                             ==============  ==============

     Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in the statement of operations. The Company incurred approximately $3,159,000, $3,080,000 and $2,507,000 in repair and maintenance expenses for the years ended December 31, 1999, 1998 and 1997, respectively.

     Accounting for the Impairment of Long-Lived Assets

     The Company accounts for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The Company periodically assesses the recoverability of its long-lived assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the related asset from expected future operating cash flows on an undiscounted basis. See discussion of impairments and other charges in Note 13.

     Intangibles and Goodwill

     Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the value of the net assets acquired in acquisitions accounted for as purchases. Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives. Goodwill attributable to acquisitions in 1999 was assigned a maximum life of 20 years. Management believes that there have been no events or circumstances that warrant revision to the remaining useful lives or which affect the recoverability of intangibles and goodwill. The components of intangibles and goodwill are as follows:

                                                             Original
                                                               Life
                                                             in Years           1999            1998
                                                             --------     -------------   -------------
                                                                                 (in thousands)
         Acquired trade secrets............................     5        $           48  $           48
         Acquired patents, trademarks and trade names......   10-20               1,460           1,460
         Acquired trade name...............................    40                 4,614           4,614
                                                                         --------------  --------------
               Total intangibles...........................                       6,122           6,122
                                                                         --------------  --------------

         Goodwill..........................................    5-10               1,604           1,607
         Goodwill..........................................     20                4,517              --
         Goodwill..........................................     40              147,770         148,552
                                                                         --------------  --------------
               Total goodwill..............................                     153,891         150,159
                                                                         --------------  --------------
                 Total intangibles and goodwill............                     160,013         156,281
         Less - accumulated amortization...................                      (9,704)         (5,422)
                                                                         --------------  --------------
                 Net intangibles and goodwill..............              $      150,309  $      150,859
                                                                         ==============  ==============


     Long-Term Investment

     Long-term investments of $1,695,000 and $1,522,000 at December 31, 1999 and 1998, respectively, are included in other long-term assets and represent the Company's investment in affiliated companies in which less than a majority interest is held. These investments are accounted for using the equity method of accounting.

     Income Taxes

     Income tax expense includes income taxes of The Netherlands, U.S. and other foreign countries as well as local, state and provincial income taxes. The Company recognizes deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using tax rates at the end of the period.

     Revenue Recognition

     Revenues are recognized as services are completed or as products are shipped. All advance client payments are classified as unearned revenues until services are completed or as products are shipped.

     Foreign Currencies

     The Company's functional currency is the U.S. dollar. Accordingly, foreign entities remeasure monetary assets and liabilities to U.S. dollars at year-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and cost of sales, which are remeasured at historical rates. Remeasurement gains and losses are included in other income and expense in the Consolidated Statements of Operations.

     Research and Development

     While the Company has acquired many of its new technologies, it does incur expenses relating to its ongoing research and development program. Research and development expenditures are charged to expense as incurred. The Company incurred approximately $1,849,000, $2,150,000 and $2,550,000 in research and development expenses for the years ended December 31, 1999, 1998 and 1997, respectively.

     Earnings Per Share

     The Company presents earnings per share in accordance with Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which requires dual presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the issuance of additional shares by assuming that all dilutive stock options outstanding have been exercised.

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

                                                               1999            1998             1997
                                                         --------------  --------------   --------------
         Weighted average basic common
            shares outstanding.....................          29,850,724      27,634,944       24,141,200
         Effect of dilutive stock options..........             715,830         793,104          680,684
                                                         --------------  --------------   --------------
         Weighted average diluted common
            shares outstanding.....................          30,566,554      28,428,048       24,821,884
                                                         ==============  ==============   ==============

     Recent Pronouncements

     In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and was subsequently amended by SFAS No. 137, which delayed its effective date. As a result, SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). The Company does not enter or intend to enter into derivative instruments. Accordingly, adoption of SFAS No. 133 is not expected to have an impact on the Company's financial position or operational results.

     Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   ACQUISITIONS

     1999 Acquisitions

     On August 2, 1999, the Company acquired all of the outstanding shares of Reservoirs, Inc. ("Reservoirs"), a privately held company based in Texas. Reservoirs provides reservoir description services to the oil industry and is a recognized leader in the geology and petrophysics of deepwater reservoirs. The Company issued approximately 252,000 shares, with an estimated value of $4.1 million, in a transaction that was accounted for using the purchase method of accounting. The transaction resulted in an allocation of approximately $4.1 million to goodwill, which is being amortized over a 20-year period.

     On July 1, 1999, the Company acquired all of the outstanding shares of Coherence Technology Company, Inc. ("CTC"), a privately held company based in Texas. CTC provides specialized seismic data processing and interpretation services and is exclusively licensed by BP Amoco to provide its patented Coherence Cube data processing technology to the worldwide petroleum industry. The Company issued approximately 171,000 shares, with an estimated value of $2.0 million, in a transaction which was accounted for as a pooling-of-interests. As part of the transaction, the Company assumed approximately $1 million in CTC bank debt and also issued approximately 135,000 shares, with an estimated value of $2.2 million, to a second lender as debt repayment. The Company's consolidated financial statements have been restated for all prior periods to include the financial position and results of operations of CTC.

     On January 7, 1999, the Company acquired receivables and certain fixed assets from Isotag Specialist, Inc. ("Isotag"), and its related company, Fred Calaway and Co. Both companies were privately held and based in Texas. Isotag provides production enhancement and related services. The Company issued approximately 33,000 shares, with an estimated value of $0.5 million, for the assets of Isotag and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $0.4 million to goodwill, which is being amortized over a 20-year period.

     1998 Acquisitions

     On December 30, 1998, the Company acquired all of the outstanding shares of Thru-Tubing Technology, Inc. ("Thru-Tubing"), a privately held company based in Louisiana. Thru-Tubing manufactures downhole remedial products which complement the Company's well completion and stimulation technologies. The Company issued approximately 195,000 shares, with an estimated value of $2.6 million, in exchange for all of the outstanding shares of Thru-Tubing and accounted for the transaction using the pooling-of-interests method of accounting. Thru-Tubing's results of operations for the year ended December 31, 1998 have been combined with those of the Company. The Company's consolidated financial statements for periods prior to 1998 were not restated for this acquisition due to immateriality.

     The Company acquired all of the outstanding shares of The Andrews Group International, Inc. and A.G.I. Mexicana S.A. de C.V. in December 1998 (collectively referred to as the "Andrews Group"). The Andrews Group provides specialized seismic data processing and interpretation services, as well as other geophysical, geological and engineering services. The Company issued approximately 715,000 shares, with an estimated value of $9.6 million, in exchange for all of the outstanding shares of the Andrews Group and accounted for the transaction using the pooling-of-interests method of accounting. The Company's consolidated financial statements have been restated for all periods to include the financial position and results of operations of the Andrews Group.

     On October 28, 1998, the Company acquired all of the outstanding shares of Integra Geoservices, Inc. ("Integra"), a privately held company based in Canada. Integra provides specialized geophysical seismic processing services used to characterize and describe petroleum reservoirs. The Company issued approximately 86,000 shares, with an estimated value of $1.7 million, in exchange for all of the outstanding shares of Integra and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $2.8 million to goodwill, which is being amortized over a 40-year period.

     On August 31, 1998, the Company acquired all of the remaining shares of Jaex S.A. de C.V. ("Jaex"), a privately held company based in Mexico, that were not previously acquired through its acquisition of Owen. The Company previously owned 50.00098% of Jaex. Jaex provides well completion and stimulation technologies to the petroleum industry. The Company issued approximately 765,000 shares, with an estimated value of $10.4 million, in exchange for the remaining interest of Jaex and accounted for the acquisition using the purchase method of accounting. The transaction resulted in an allocation of approximately $8.2 million to goodwill, which is being amortized over a 40-year period.

     On July 31, 1998, the Company acquired all of the outstanding shares of PETRAK Group S.A. ("Petrak"), a privately held company based in Switzerland. Petrak specializes in characterizing reservoir fluids and their derivatives. The Company issued approximately 263,000 shares, with an estimated value of $4.4 million, in exchange for all of the outstanding shares of Petrak and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $3.9 million to goodwill, which is being amortized over a 40-year period.

     On June 30, 1998, the Company acquired all of the outstanding shares of Owen Oil Tools, Inc. ("Owen"), a privately held company based in Texas. Owen and its subsidiaries provide well completion and stimulation technologies to the petroleum industry. The Company issued approximately 2,277,000 shares, with an estimated value of $44.0 million, in exchange for all of the outstanding shares of Owen and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $41.5 million to goodwill, which is being amortized over a 40-year period.

     1997 Acquisitions

     On December 29, 1997, the Company completed the acquisition of all of the outstanding shares of Stim-Lab, Inc. ("Stim-Lab"), a privately held company based in Oklahoma. Stim-Lab is a world leader in hydraulic fracturing and well stimulation technologies. The Company issued approximately 459,000 shares, with an estimated value of $5.7 million, in exchange for all of the outstanding shares of Stim-Lab and accounted for the transaction using the pooling-of-interests method of accounting. Stim-Lab's results of operations for the year ended December 31, 1997 have been combined with that of the Company's.

     On May 12, 1997, the Company consummated the acquisition of all of the outstanding shares of Saybolt International B.V. and its subsidiaries ("Saybolt"), a privately held company based in The Netherlands. Saybolt operates in over 50 countries and is an international leader in providing analytical and field services to characterize properties of crude oil and petroleum products for the oil industry. The Company financed the transaction through borrowings of $67.0 million in cash, and assumed $5.0 million of net debt and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $78.4 million to goodwill, which is being amortized over a 40-year period.

     On March 1, 1997, the Company acquired the outstanding shares of Scott Pickford plc and its subsidiaries ("Scott Pickford"), a company based in the United Kingdom. Scott Pickford provides petroleum reservoir management, geoscience, geophysical and engineering services to its customers by utilizing petrophysical and phase behavior data sets measured by Core Laboratories. Scott Pickford specializes in large field studies and equity determinations primarily in the North Sea. The Company financed the transaction through borrowings of approximately $14.9 million and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $13.0 million to goodwill, which is being amortized over a 40-year period.

     The following unaudited information presents the results of operations on a pro forma basis as though the 1998 and 1997 acquisitions accounted for using the purchase method occurred on January 1, 1997. Information is presented for informational purposes only and may not be indicative of actual operating results that would have been achieved. All amounts are in thousands, except per share data.

                                                                            1998         1997
                                                                        -----------  -----------
                                                                              (Unaudited)
         Revenues................................................       $    329,627  $   301,249
         Income from continuing operations.......................       $     23,993  $    19,957
         Net income..............................................       $     20,402  $    19,778
         Basic earnings per share from continuing operations.....       $       0.87  $      0.83
         Diluted earnings per share from continuing operations...       $       0.84  $      0.80

4.   DISCONTINUED OPERATIONS

     In early 1998, the Company concluded that its packaged analyzer line of business was no longer strategic and made a decision to discontinue this product line. Subsequently, on April 8, 1998, the Company sold the majority of the net assets of its packaged analyzer business line for approximately $4.1 million in cash, resulting in a loss on sale of $1.3 million. The remaining net book value associated with the unsold assets of the packaged analyzer product line totaled approximately $3.5 million and was written down in 1998 to its estimated salvage value.

     The results of the packaged analyzer business line have been reported separately as discontinued operations in the Consolidated Statements of Operations. Consolidated financial statements prior to 1998 have also been restated to present the packaged analyzer business line as discontinued operations.

     The loss on the disposition of the packaged analyzer business line is summarized below:

                                                                                                  1998
                                                                                           --------------
         Write-down of work in process..................................................   $          988
         Write-off of goodwill related to the packaged analyzer business line...........            2,563
         Loss on sale of packaged analyzer business line................................            1,269
                                                                                           --------------
              Loss on disposition of discontinued operations............................            4,820
         Income tax benefit.............................................................            1,446
                                                                                           --------------
              Loss on disposition of discontinued operations, net of tax................   $        3,374
                                                                                           ==============

5.   LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

                                                                1999         1998
                                                            -----------  -----------
     Credit Facility with a bank group:
          $70,154 term loan facilities................      $        --  $    70,154
          $100,000 revolving debt facilities..........            7,000       15,000
     Senior notes.....................................           75,000           --
     Loan notes.......................................              989        1,073
     Other indebtedness...............................              339        1,566
                                                            -----------  -----------
               Total debt.............................           83,328       87,793
     Less - current maturities........................            1,121       21,354
                                                            -----------  -----------
               Total long-term debt...................      $    82,207  $    66,439
                                                            ===========  ===========

     In July 1999, the Company entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At December 31, 1999, approximately $93 million was available for borrowing under the revolving debt facility. Loans under the Credit Facility bear interest from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The interest rate in effect at December 31, 1999 was 7.97% and the average for 1999 was 6.07%. The revolving debt facilities require interest payments only, until maturity in June 2004.

     In July 1999, the Company issued $75 million in Senior Notes which bear an average interest rate of 8.16% and require annual principal payments beginning in July 2005 and continuing through July 2011.

     The terms of the Credit Facility and Senior Notes require the Company to meet certain financial covenants, including certain minimum equity and cash flow tests. Management believes that the Company is in compliance with all such covenants contained in its credit agreements. All of the Company's material subsidiaries are guarantors or co-borrowers under both credit agreements.

     As part of the purchase of Scott Pickford in March 1997, the Company issued unsecured loan notes as an alternative to the cash consideration paid for the outstanding shares of Scott Pickford. The loan notes bear interest payable semi-annually, at LIBOR less 1.0% per annum. Holders of the loan notes have the right to redeem the loan notes at par on each interest payment date. Unless previously redeemed or purchased, the loan notes are to be redeemed at par on June 30, 2002.

         Scheduled maturities of long-term debt (in thousands):

         2000.............................................  $       1,121
         2001.............................................            201
         2002.............................................              6
         2003.............................................             --
         2004 and thereafter..............................         82,000
                                                            -------------
              Total.......................................  $      83,328
                                                            =============

     Total cash payments for interest were $4,918,000, $6,090,000 and $5,273,000 for 1999, 1998 and 1997, respectively.

6.  INCOME TAXES

     The components of income from continuing operations before income taxes for 1999, 1998 and 1997 are as follows (in thousands):

                                                             1999         1998          1997
                                                         -----------   -----------   -----------

         United States...............................    $   (13,379)  $     8,049   $     9,775
         Other countries.............................         18,405        22,960        15,004
                                                         -----------   -----------    ----------
              Income from continuing operations
                 before income tax...................    $     5,026   $    31,009   $    24,779
                                                         ===========   ===========   ===========

     The components of income tax expense (benefit) for 1999, 1998 and 1997 are as follows (in thousands):

                                                                      1999       1998      1997
                                                                     -------    -------   -------
         Current:
              United States......................................... $(2,064)   $ 2,631   $ 2,415
              Other countries.......................................   4,860      6,467     2,636
              State and provincial .................................     296        241       619
                                                                     -------    -------   -------
                   Total current....................................   3,092      9,339     5,670
                                                                     -------    -------   -------
         Deferred:
              United States ........................................  (2,428)       (53)      740
              Other countries ......................................   1,454         51     2,582
              State and provincial .................................    (459)        --        --
                                                                     -------    -------   -------
                   Total deferred ..................................  (1,433)        (2)    3,322
                                                                     -------    -------   -------
                   Income tax expense............................... $ 1,659    $ 9,337   $ 8,992
                                                                     =======    =======   =======

     The difference between income tax computed using the The Netherlands statutory income tax rate of 35% and the Company's income tax expense as reported in the accompanying consolidated statements of operations for 1999, 1998 and 1997 are as follows (in thousands):

                                                                  1999        1998        1997
                                                                -------     -------     -------

         Tax at The Netherlands income tax rate..............   $ 1,759     $10,853     $ 8,673
         International earnings taxed at rates other than
            The Netherlands statutory rate...................    (3,077)     (3,087)       (546)
         Foreign sales corporation benefits..................        --         (89)       (231)
         Goodwill amortization and other non-
            deductible expenses..............................     2,361       1,402          15
         Change in valuation allowance.......................       779          17         462
         State and provincial taxes..........................      (163)        241         619
                                                                -------     -------     -------
            Income tax expense...............................   $ 1,659     $ 9,337     $ 8,992
                                                                =======     =======     =======

     Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities as of December 31, 1999 and 1998, respectively, are summarized as follows (in thousands):

                                                                       1999          1998
                                                                  ------------    ------------
         Deferred tax assets:
              Accruals and other liabilities..............        $         --    $      1,013
              Net operating loss carryforward.............               6,897           4,044
              Receivables.................................                 506             258
              Inventories.................................                 126             126
              Other.......................................                 545             101
                                                                  ------------    ------------
                   Total deferred tax assets..............               8,074           5,542
              Valuation allowance.........................              (1,763)           (984)
                                                                  ------------    ------------
                   Net deferred tax asset.................               6,311           4,558
                                                                  ------------    ------------

         Deferred tax liabilities:
              Intangibles.................................              (1,490)         (1,469)
              Property, plant and equipment...............                (740)         (1,345)
              Other.......................................              (1,366)             --
                                                                  ------------    ------------
                   Total deferred tax liabilities.........              (3,596)         (2,814)
                                                                  ------------    ------------

                   Total net deferred tax asset ..........        $      2,715    $      1,744
                                                                  ============    ============

     At December 31, 1999, the Company had net operating loss carryforwards for income tax purposes in various tax jurisdictions. Of those carryforwards that are subject to expiration, they will expire, if unused, over the years 2001 through 2019. The Company provides a valuation allowance due to the uncertainty of realization of net operating loss carryforwards in certain foreign tax jurisdictions. Cash payments of income taxes, net of refunds, were $4,398,000, $8,286,000 and $2,150,000 in 1999, 1998 and 1997, respectively.

7.   STOCK OPTIONS

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

     1995 Nonemployee Director Stock Option Plan

     The 1995 Nonemployee Director Stock Option Plan (the "Nonemployee Director Plan"), was amended and restated effective as of May 29, 1997 to authorize an additional 100,000 common shares, for a maximum aggregate of 200,000 common shares for grant to eligible Directors of the Company. Pursuant to the Nonemployee Director Plan, beginning in 1996, 10,000 options will be granted to each eligible Director and 20,000 will be granted to the chairman on an annual basis. The options are exercisable for a period of

10 years and will vest on the day before the next annual shareholders meeting following the date of grant. The exercise price of options granted under the plan is the market value at the date of grant.

     Stock Options Assumed Through Acquisitions

     The Company assumed the stock options outstanding for the 1999 acquisitions of CTC and Reservoirs. See Note 3 for more information on these acquisitions.

     Information regarding the Company's stock options issued pursuant to the Company's plans is summarized below:

                                                                                         Weighted
                                                                  Range of Exercise      Average
Options:                                            Shares            Prices          Exercise Price
-------------------------------------------     -------------     -----------------   --------------
Balance at December 31, 1996...............           709,760       $1.28 - $7.88          $5.08
Options granted............................           815,000        8.38 - 17.88           8.55
Options exercised..........................           (70,942)       1.28 -  6.00           3.30
Options canceled...........................           (37,000)           8.38               8.38
                                                -------------
Balance at December 31,1997................         1,416,818        1.28 - 17.88           6.09
                                                -------------
Options granted............................           698,004       11.63 - 24.38          18.10
Options exercised..........................          (294,612)       1.28 - 17.88           5.73
Options canceled...........................          (114,000)       6.00 - 24.38          14.51
                                                -------------
Balance at December 31, 1998...............         1,706,210        1.28 - 24.38          11.39
                                                -------------
Options granted............................           722,300        6.00 - 19.06          13.15
Options assumed through acquisitions.......            70,406        0.01 - 61.19           8.76
Options exercised..........................          (290,703)       2.75 - 13.06           6.52
Options canceled...........................           (60,056)       6.00 - 61.19          14.60
                                                -------------
Balance at December 31, 1999...............         2,148,157        0.01 - 61.19          12.54
                                                =============

     The weighted average contractual life remaining on outstanding stock options was nine years at December 31, 1999.

     As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", the Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, no compensation cost has been recognized for the Company's stock-based plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                               Year Ended     Year Ended    Year Ended
                                              December 31,   December 31,  December 31,
                                                 1999           1998          1997
                                               -----------   ------------ -------------
         Net income (loss):
              As reported ...................  $    3,367    $   18,081   $    15,608
              Pro forma .....................  $   (4,486)   $   13,217   $    14,740

         Basic net income (loss) per share:
              As reported ...................  $     0.11    $     0.65   $      0.64
              Pro forma .....................  $    (0.15)   $     0.48   $      0.61

         Diluted net income (loss) per share:
              As reported ...................  $     0.11    $     0.63   $      0.63
              Pro forma .....................  $    (0.15)   $     0.46   $      0.60

     The weighted average fair value of options granted in 1999, 1998 and 1997 of $8.86, $8.39 and $7.08, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                 1999      1998      1997
                                               -------- --------- ---------

         Risk free interest rate........        5.8%        6.7%     5.6%
         Expected volatility............         70%         69%      39%
         Expected lives (in years)......          9           9       10


8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. Management believes that the carrying amount of long-term debt, excluding senior notes, approximates fair value as the majority of these borrowings bear interest at floating market interest rates. The estimated fair value of the $75,000,000 senior notes was approximately $72,955,000 at December 31, 1999, determined using long-term rates in effect on that date. These estimates are not necessarily indicative of the amounts that could be realized in a current market transaction.

9. CONCENTRATION OF CREDIT RISK

     The Company derives its worldwide revenues from customers primarily in the oil and gas industry. This industry concentration has the potential to impact the Company's overall exposure to credit risk, either positively or negatively, in that the Company's customers could be affected by similar changes in economic, industry or other conditions. However, the Company believes that the credit risk posed by this industry concentration is offset by the creditworthiness of the Company's customer base. The Company's portfolio of accounts receivable is comprised primarily of major international corporate entities, government organizations and independent producers with stable payment experience.

10. RETIREMENT AND OTHER PLANS

     During 1999, the Company maintained three defined contribution plans (the "Plans") for the benefit of eligible employees in the United States, Canada and the United Kingdom. Certain of the companies acquired by the Company, including Owen, the Andrews Group, CTC and Reservoirs, maintained defined contribution plans prior to the date of acquisition. Such plans have been merged into the Company's U.S. defined contribution plan. In accordance with the terms of each plan, the Company matches the required portion of employee contributions up to specified limits and under certain plans, the Company may make discretionary contributions annually in accordance with the Plans. For the years ended 1999, 1998 and 1997 the Company expensed $1,601,000, $2,988,000 and $2,298,000 respectively, for its matching and discretionary contributions to the Plans.

     The Company provides a retirement benefit to substantially all of its Dutch employees equal to 1.75% of each employee's final pay for each year of service, subject to a maximum of 70%. Funding for this benefit is in the form of premiums paid to an insurance company based upon each employee's age and current salary. Salary increases require higher premiums, which are paid over future years and are reflected, at their net present value, in other long-term liabilities. Employees are 100% vested at all times. In the event an employee leaves the Company, the Company is required to pay the backservice pension liability to the insurance company. The insurance company has assumed substantially all risk associated with the plan.

     The Company also operated a defined benefit plan for a portion of its U.S. employees which was suspended on December 31, 1997. The Company recognized a curtailment gain in 1997 of approximately $1.4 million related to the plan's suspension, which was recorded as a reduction to cost of services in the 1997 Consolidated Statement of Operations. The benefits under the plan are based on years of service and the employee's final average earnings.

     The components of net pension costs (income) related to the defined benefit plan are as follows:

                                                                      1999            1998             1997
                                                                  ------------     -----------     ------------
         Service cost-benefits earned during the period.....    $      144,082  $      164,780   $      450,120
         Interest cost on projected obligation..............           512,090         503,820          571,456
         Actual return on assets............................          (771,819)       (721,630)      (1,118,868)
         Net amortization and accrual.......................                --              --          315,055
                                                                --------------  --------------   --------------
              Net pension costs (income)....................    $     (115,647) $      (53,030)  $      217,763
                                                                ==============  ==============   ==============

         Actuarial assumptions used for this calculation are as follows:

                                                                      1999             1998            1997
                                                                  ------------     ------------    ------------

         Discount rate......................................             8.00%            6.75%            7.50%
         Rate of return.....................................             8.00%            8.00%            8.00%
         Rate of compensation increase......................               N/A              N/A            5.00%


     The Company has established deferred compensation contracts for certain officers. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 1999, 1998 and 1997 was approximately $307,000, $260,000 and $238,000, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the officer deferred compensation contracts.

     The Company also maintains deferred compensation contracts with certain key employees. Vesting is based upon age and years of service. Life insurance contracts with cash surrender value have been purchased to provide funding under these agreements. The charge to expense for the key employee deferred compensation contracts in 1999, 1998 and 1997 was approximately $22,000, $84,000 and $83,000, respectively.

11. COMMITMENTS AND CONTINGENCIES

     The Company may from time to time be subject to legal proceedings and claims that arise in the ordinary course of its business. The Company believes that the outcome of current legal actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

     As security for bids and performance on certain contracts, the Company was contingently liable at December 31, 1999, in the amount of approximately $6.8 million under standby letters of credit and bank guarantees. The Company does not believe it is practicable to estimate the fair value of these financial instruments and does not expect any material losses from their resolution since performance is not likely to be required.

     Minimum rental commitments under non-cancelable operating and capital leases as of December 31, 1999, consist of the following (in thousands):

         Year ended December 31--               Operating       Capital
                                              -------------- --------------
         2000...........................     $        1,909 $          622
         2001...........................              1,419            315
         2002...........................              1,043            153
         2003...........................                719            140
         2004...........................                348             52
         Thereafter.....................              2,062             --
                                              ------------- --------------
                                              $       7,500 $        1,282
                                              ============= ==============

     Operating lease commitments relate principally to equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $3,176,000, $5,448,000 and $6,058,000 for 1999, 1998 and 1997, respectively.

12.  SEGMENT REPORTING

     The Company's business units have been aggregated into three interrelated segments which provide products and services used for optimizing reservoir performance and maximizing oil and gas recovery from new and existing fields.

     o Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples, including crude oil and derivative products.

     o Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production.

     o Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

     Segment Earnings

     The Company manages these segments separately due to the different technologies each segment utilizes and requires. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheet and Statement of Operations. The Company evaluates performance based on income or loss from operations before income tax, interest and other non-operating income (expense). Summarized financial information concerning the Company's segments is shown in the following tables (in thousands):

                                                                                           Year Ended
                                                                         -----------------------------------------------
                                                                                 1999           1998             1997
                                                                         --------------  --------------   --------------
         REVENUES:
         Reservoir Description........................................   $      186,905  $      191,262   $      161,737
         Production Enhancement.......................................           63,998          45,339           22,815
         Reservoir Management.........................................           52,755          61,949           50,856
                                                                         --------------  --------------   --------------
               Consolidated...........................................   $      303,658  $      298,550   $      235,408
                                                                         ==============  ==============   ==============

                                                                                           Year Ended
                                                                         -----------------------------------------------
                                                                                 1999           1998             1997
                                                                         --------------  --------------   --------------
         INCOME (LOSS) BEFORE INTEREST
         AND TAXES:
         Reservoir Description(1).....................................   $       14,235  $       26,528   $       21,643
         Production Enhancement(1)....................................            8,485           8,517            5,305
         Reservoir Management(1)......................................           (6,094)          2,043            4,070
         Corporate and Other(1),(2)...................................           (3,804)            260              313
                                                                         --------------  --------------   --------------
               Consolidated...........................................   $       12,822  $       37,348   $       31,331
                                                                         ==============  ==============   ==============
                                                                                        As of December 31,
                                                                         -----------------------------------------------
                                                                                 1999           1998             1997
                                                                         --------------  --------------   --------------
         ASSETS:
         Reservoir Description........................................   $      122,396  $      126,088   $      106,154
         Production Enhancement.......................................           56,022          45,412           12,734
         Reservoir Management.........................................           30,234          33,708           31,809
                                                                         --------------  --------------   --------------
               Total Business Segments                                          208,652         205,208          150,697
                                                                         --------------  --------------   --------------
         Corporate and Other(2).......................................          182,236         167,996          100,157
         Intersegment Eliminations....................................          (29,755)        (19,242)           3,118
                                                                         --------------  --------------   --------------
               Consolidated...........................................   $      361,133  $      353,962   $      253,972
                                                                         ==============  ==============   ==============

1) The income (loss) before interest and taxes for each segment in 1999 have been reduced by restructuring, impairments and other charges. The amounts attributable to each segment were as follows:
         Reservoir Description-$8,397; Production Enhancement-$2,854; Reservoir Management-$2,759. Corporate and other includes $3,696 of merger termination costs related to the GeoScience acquisition. See note 13 for additional information.
2) "Corporate and Other" represents those items that are not directly related to a particular segment, but impact the Company as a whole.

     The Company derives its revenues from services and sales to customers primarily in one industry segment, the oil and gas industry. No single customer accounted for 10 percent or more of consolidated revenues in any of the periods presented. The following is a summary of the Company's U.S. and foreign operations for 1999, 1998 and 1997 (in thousands):

                                                                                        Year Ended
                                                                      ------------------------------------------------
                                                                              1999           1998             1997
                                                                      --------------  --------------   ---------------
         Revenues from unaffiliated customers:
              United States.......................................    $      127,427  $      131,774   $      102,069
              Other countries.....................................           176,231         166,776          133,339
                                                                      --------------  --------------   --------------
                                                                      $      303,658  $      298,550   $      235,408
                                                                      ==============  ==============   ==============

         Income (loss) before interest and taxes:
              United States.......................................    $       (6,757) $       12,104   $       11,751
              Other countries.....................................            19,579          25,244           19,580
                                                                      --------------  --------------   --------------
                                                                      $       12,822  $       37,348   $       31,331
                                                                      ==============  ==============   ==============

         Identifiable Assets:
              United States.......................................    $      129,110  $      154,706   $       62,971
              Other countries.....................................           232,023         199,256          191,001
                                                                      --------------  --------------   --------------
                                                                      $      361,133  $      353,962   $      253,972
                                                                      ==============  ==============   ==============

     Operating income includes income from continuing operations before interest expense and income taxes. U.S. revenues derived from exports were $34.7 million, $12.7 million and $8.4 million in 1999, 1998 and 1997, respectively.

13.  IMPAIRMENT AND RESTRUCTURING CHARGES

     Impairment and Other Charges

     In the first quarter of 1999, the Company recorded impairment and other charges totaling $10.7 million. This amount included $4.4 million of asset impairments, $2.6 million related to facility closures and personnel reductions, and $3.7 million associated with the termination of the proposed acquisition of GeoScience Corp. The termination settlement included the forgiveness of $3.0 million in working capital advances made by the Company to GeoScience Corp.

     Restructuring Charges

     In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. The Company is consolidating personnel from eight facilities into one Houston facility. The move is anticipated to be complete in the second quarter of 2000. Related charges include severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the impairment of redundant fixed assets and leasehold improvements. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region. This charge is summarized in the following table:

         Restructuring Charges                           December 31,
         (Dollars in thousands)                              1999
                                                        --------------
         Lease obligations.........................     $        2,983
         Severance.................................                879
         Restoration...............................                786
         Asset impairment..........................              2,080
         Other                                                     308
                                                        --------------
              Total restructuring charges..........              7,036
         Less costs incurred through December 31,
            1999...................................              3,192
                                                        --------------
              Accrual remaining....................     $        3,844
                                                        ==============

14.  DISPOSITION OF ASSETS

     The Company sold substantially all of its U.S. environmental testing and certain other assets to Severn Trent Laboratories, Inc., a Delaware corporation, on September 30, 1999. Consideration received from the sale was approximately $19.7 million and no significant gain or loss was recognized.


15.  RELATED PARTY TRANSACTION

     During the year ended December 31, 1999, the Company purchased computer equipment and software development and implementation services totaling $1,127,000 from a company whose sole owner is a family member of an officer of the Company. Services under this arrangement were completed during the third quarter of 1999 and there were no amounts outstanding as of December 31, 1999.

16.  EVENT SUBSEQUENT TO YEAR END

     TomoSeis Acquisition

     On January 12, 2000, the Company acquired all of the outstanding shares of TomoSeis Corporation ("TomoSeis"), a private company based in Houston, Texas. TomoSeis provides detailed reservoir imaging services that are a component of time-lapse (4D) seismic and reservoir monitoring programs. The Company issued approximately 232,000 shares, with an estimated value of $3.8 million, and assumed approximately 396,000 stock options outstanding, in a transaction that is expected to be accounted for as a pooling-of-interests.

17.  UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

     Summarized quarterly financial data for the four quarters ended December 31, 1999 and 1998 is as follows (in thousands, except share and per share data):

Three months ended                                  December 31,     September 30,       June 30,        March 31,
                                                        1999             1999              1999            1999
                                                   --------------   --------------    --------------   --------------
Service and sales revenues........................ $       85,393   $       77,876    $       73,645   $       66,744
Cost of services and sales........................         65,767           59,791            62,417           57,479
Impairment and other charges......................             --               --                --           10,670
Restructuring charges.............................          7,036               --                --               --
Other operating expenses..........................          6,684            8,116             6,145            6,731
Interest expense..................................          2,002            2,253             1,859            1,682
                                                   --------------   --------------    --------------   --------------
Income (loss) from continuing operations
  before income tax............................... $        3,904   $        7,716    $        3,224   $       (9,818)
                                                   ==============   ==============    ==============   ==============
Income (loss) from continuing operations.......... $        2,615   $        5,170    $        2,160   $       (6,578)
                                                   ==============   ==============    ==============   ==============

Per share data:
Basic earnings (loss) per share from
   continuing operations.......................... $         0.09   $         0.17    $         0.07   $        (0.22)
                                                   ==============   ==============    ==============   ==============
Weighted average basic common shares
   outstanding....................................     30,118,074       29,892,094        29,719,386       29,663,918
                                                   ==============   ==============    ==============   ==============
Diluted earnings (loss) per share from
   continuing operations.......................... $         0.08   $         0.17    $         0.07   $        (0.22)
                                                   ==============   ==============    ==============   ==============
Weighted average diluted common
     shares outstanding...........................     30,891,300       30,694,476        30,303,149       30,355,181
                                                   ==============   ==============    ==============   ==============


Three months ended                                  December 31,     September 30,       June 30,         March 31,
                                                        1998             1998              1998             1998
                                                   --------------   --------------    --------------   --------------
Service and sales revenues........................ $       79,586   $       80,385    $       72,955   $       65,624
Cost of services and sales........................         64,858           58,872            56,584           53,500
Other operating expenses..........................          8,140            7,454             5,874            5,920
Interest expense..................................          1,649            1,759             1,513            1,418
                                                   --------------   --------------    --------------   --------------
Income from continuing operations
  before income tax............................... $        4,939   $       12,300    $        8,984   $        4,786
                                                   ==============   ==============    ==============   ==============
Income from continuing operations................. $        3,423   $        8,610    $        6,289   $        3,350
                                                   ==============   ==============    ==============   ==============

Per share data:
Basic earnings per share from
  continuing operations........................... $         0.12   $         0.30    $         0.24   $         0.13
                                                   ==============   ==============    ==============   ==============
Weighted average basic common shares
   outstanding....................................     29,550,840       28,881,667        26,073,928       25,955,663
                                                   ==============   ==============    ==============   ==============
Diluted earnings per share from
   continuing operations.......................... $         0.11   $         0.29    $         0.23   $         0.12
                                                   ==============   ==============    ==============   ==============
Weighted average diluted common
     shares outstanding...........................     30,236,289       29,640,425        27,081,067       26,820,176
                                                   ==============   ==============    ==============   ==============

                               INDEX TO EXHIBITS


                                                                                              Incorporated by
                                                                                            Reference from the
Exhibit No.                             Exhibit Title                                            Following
-----------                             -------------                                            ---------
Documents

   3.1     --  Articles  of  Association  of  the  Company,  as  amended  (including     Form F-1, September 20, 1995
               English translation)

   4.1     --  Form of certificate representing Common Shares                            Filed Herewith

  10.1     --  Core Laboratories N.V. 1995 Long-Term  Incentive Plan (as amended and     Proxy Statement dated May 2,
               restated effective as of May 29, 1997)                                    1997 for Annual Meeting of
                                                                                         Shareholders

  10.2     --  Core  Laboratories  N.V. 1995 Nonemployee  Director Stock Option Plan     Proxy Statement dated May 2,
               (as amended and restated effective as of May 29, 1997)                    1997 for Annual Meeting of
                                                                                         Shareholders

  10.3     --  Form of  Registration  Rights  Agreement  to be  entered  into by the     Form 10-Q, November 10, 1995
               Company and certain of its shareholders, dated September 15, 1995

  10.4     --  Purchase and Sale  Agreement  between Core  Holdings B.V. and Western     Form F-1, September 20, 1995
               Atlas International,  Inc., Western Atlas International Nigeria Ltd.,
               Western Atlas de Venezuela,  C.A., Western Atlas Canada Ltd. and Core
               Laboratories Australia Pty. Ltd. dated as of September 30, 1994

  10.5     --  Form of  Indemnification  Agreement to be entered into by the Company     Form F-1, September 20, 1995
               and certain of its directors and officers

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

  10.8     --  Amended and Restated Credit Agreement among Core  Laboratories  N.V.,     Form S-3, November 20, 1997
               Core Laboratories,  Inc., Core Laboratories  (U.K.) Limited,  Bankers
               Trust  Company,  NationsBank,  N.A.  and the Bank Group,  dated as of
               July 18, 1997

  10.9     --  Agreement and Plan of Merger among Core  Laboratories  N.V., Owen Oil     Form 8-K, July 15, 1998
               Tools, Inc., Owen Acquisition,  Inc., and each of the shareholders of
               Owen Oil Tools, Inc., dated as of June 30, 1998

  10.10    --  Core Laboratories  Supplemental  Executive  Retirement Plan effective     Form 10-K, March 31, 1998
               as of January 1, 1998

  10.11    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               David Michael Demshur dated as of August 18, 1998

  10.12    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               Richard Lucas Bergmark dated as of August 18, 1998

  10.13    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               Monty Lee Davis dated as of August 18, 1998

  10.14    --  Form of Employment  Agreement between Core Laboratories N.V. and John     Form 10-K, March 31, 1999
               David Denson dated as of August 18, 1998

  10.15    --  Acquisition    Agreement   Among   Core   Laboratories   N.V.,   Core     Form 10-K, March 31, 1999
               Laboratories  International B.V., Saybolt  International B.V., A.G.I.
               Mexicana S.A. de C.V. and the  Stockholders  of A.G.I.  Mexicana S.A.
               de C.V. dated as of December 11, 1998

  10.16    --  Agreement  and Plan of Merger among Core  Laboratories  N.V.,  A.G.I.     Form 10-K, March 31, 1999
               Acquisition  Company,  The  Andrews  Group  International,  Inc.  and
               Robert Andrews dated as of December 18, 1998

  10.17  --    Core Laboratories  Supplemental Executive Retirement Plan for John D.
               Denson effective January 1, 1999                                          Form 10-Q, November 15, 1999

  10.18    --  Core Laboratories  Supplemental  Executive  Retirement Plan for Monty     Form 10-Q, November 15, 1999
               L. Davis effective January 1, 1999

  10.19    --  Amendment  to Core  Laboratories  Supplemental  Executive  Retirement     Form 10-Q, November 15, 1999
               Plan filed January 1, 1998, effective July 29, 1999
  10.20    --  Agreement  and Plan of Merger  among  Core  Laboratories  N.V.,  Core     Form 10-Q, November 15, 1999
               Colorado  Acquisition,  Inc., Coherence Technology Company,  Inc. and
               the Stockholders of Coherence  Technology  Company,  Inc. dated as of
               June 9, 1999
  10.21    --  Agreement  and Plan of Merger  among Core  Laboratories  N. V.,  Core     Form 10-Q, November 15, 1999
               Acquisition Subsidiary,  Inc., Reservoirs,  Inc. and the Stockholders
               of Reservoirs, Inc. dated as of July 26, 1999
  10.22    --  Amendment  to  Amended  and  Restated  Credit  Agreement  among  Core     Form 10-Q, November 15, 1999
               Laboratories N.V., Core Laboratories,  Inc., Core Laboratories (U.K.)
               Limited,  Bankers Trust Company,  Bank of America,  N.A. and the Bank
               Group, dated as of July 22, 1999
  10.23    --  Note  and  Guarantee   Agreement  by  Core  Laboratories,   Inc.  for     Form 10-Q, November 15, 1999
               Guaranteed  Senior  Notes,  Series A, and  Guaranteed  Senior  Notes,
               Series B, dated as of July 22, 1999
  21.1     --  Subsidiaries of the Registrant                                            Filed Herewith
  23.1     --  Consent of Arthur Andersen LLP                                            Filed Herewith

  27.1     --  Financial Data Schedule                                                   Filed Herewith