Form 10-K405/A
period 1999-12-31
CORE LABORATORIES N V
filed 2000-03-31
CIK 1000229

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A

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

RECENT ISSUANCE OF UNREGISTERED SECURITIES

     Disclosure related to recent issuances of common shares is included in Note 3 and Note 16 of the Notes to Consolidated Financial Statements. With respect to the shares issued in each acquisition, the Company relied on exemption from registration under Section 4(2) of Regulation S of the Securities Act of 1933.

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


                                                            Years Ended December 31,
                                             1999(1),(3) 1998(1),(2)  1997(1)    1996       1995
                                              ---------  ---------- ---------  ---------- ---------
FINANCIAL STATEMENT DATA:                            (in thousands, except per share data)
Revenues ..................................   $303,658   $298,550   $235,408   $114,765   $ 89,152
Income from continuing operations .........      3,367     21,672     15,787      6,392      3,275
Less: Income applicable to
         preferred loan stock .............       --         --         --         --         (334)
Income from continuing
        operations applicable to
        common stock ......................      3,367     21,672     15,787      6,392      2,941
Working capital ...........................     93,324     61,473     51,272     17,883     18,519
Total assets ..............................    361,133    353,962    253,972     93,827     82,530
Long-term debt, including current
       maturities .........................     83,328     87,793     74,660     17,354     20,247
Shareholders' equity ......................    208,944    199,109    115,487     48,616     40,947

PER SHARE DATA:
Income from continuing operations:
   Basic ..................................   $   0.11   $   0.78   $   0.65   $   0.29   $   0.16
   Diluted ................................   $   0.11   $   0.76   $   0.64   $   0.29   $   0.16
Weighted average common shares outstanding:
   Basic ..................................     29,851     27,635     24,141     22,070     18,042
   Diluted ................................     30,567     28,428     24,822     22,267     18,148

OTHER DATA:
Diluted earnings per share from continuing
       operations excluding goodwill
       amortization .......................   $   0.24   $   0.86   $   0.70   $   0.29   $   0.17
Restructuring and other charges ...........   $ 17,706   $   --     $   --     $    355   $   --


(1) See Note 3 of the Notes to Consolidated Financial Statements for a discussion of acquisitions made in 1999, 1998 and 1997.

(2) See Note 4 of the Notes to Consolidated Financial Statements for information relating to the sale of the packaged analyzer business line in 1998.


(3) In 1999, the Company recorded $17.7 million in restructuring, write-offs and other charges as discussed in Note 13 of the Notes to Consolidated Financial Statements.

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


         We continued to demonstrate success with our acquisition strategy, as illustrated by our most recent acquisitions of CTC, Reservoirs and TomoSeis. Meanwhile, we have pursued the sale of assets not critical to our growth strategy by divesting ourselves of substantially all of our environmental testing assets.


         In addition, the Company believes that it has positioned itself for increased profitability by consolidating redundant facilities and reducing excess personnel.

RESULTS OF OPERATIONS

REVENUES AND INCOME FROM CONTINUING OPERATIONS
(Dollars in Millions)


                                    [CHART]


         Service revenues, after increasing $44.3 million, or 20%, from 1997 to 1998, decreased $15.0 million, or 6%, in 1999. The decline in 1999 resulted primarily from adverse industry conditions, as well as the loss of revenues attributable to our environmental testing assets which were disposed of in the third quarter of 1999.

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


         Sales revenues increased $20.1 million, or 55%, in 1999 as compared to 1998, after more than doubling from 1997 to 1998. Most of this increase resulted from the continuing development of new technologies and the 1998 purchase acquisition of Owen Oil Tools, Inc. ("Owen"), which provides well completion and stimulation technologies.

         Costs of sales in 1999 increased $20.9 million and $32.0 million as compared to 1998 and 1997, respectively. Costs of sales expressed as a percentage of sales revenues were 83%, 72% and 84% in 1999, 1998 and 1997, respectively. The higher costs of sales margin in 1999 was primarily the consequence of higher than necessary fixed operating costs relative to the depressed industry conditions which prevailed in the first half of 1999.

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

        Depreciation and amortization expense for 1999 decreased slightly as compared to 1998. Although we had $19.1 million of capital expenditures in 1999, the additional depreciation expense from these assets was more than offset by the effect of significant retirements from the sale of our environmental testing and other assets and the effect of assets which had become fully depreciated. Depreciation and amortization expense increased by $4.9 million in 1998 from 1997 primarily as a result of the depreciation expense from additional capital expenditures and fixed assets related to the Company's acquisitions accounted for as purchases.

        Amortization of goodwill in 1999 was $4.0 million, an increase of $1.1 million and $2.5 million as compared to 1998 and 1997, respectively. The increases were primarily due to the addition of goodwill attributable to recent acquisitions accounted for as purchases.





        In the first quarter of 1999, the Company recorded write-offs and other charges totaling $10.7 million. This amount included $4.4 million of asset write-offs, $2.6 million related to facility closures and personnel reductions, and $3.7 million associated with the termination of the proposed acquisition of GeoScience Corp. The asset write-offs consisted primarily of uncollectible accounts receivable in the former Soviet Union and other Eastern Hemisphere locations, due to economic instability in the region, as well as adjustments to net realizable value of certain inventory and other current asset amounts. The facility closures consisted primarily of the shutdown of the Company's environmental testing laboratory in Edison, New Jersey, the Saybolt Western Hemisphere administrative office and a substantial reduction in the Company's Venezuelan work force. These actions, which affected a total of 47 employees, were substantially complete as of April 30, 1999. The termination settlement included the forgiveness of $3.0 million in working capital advances made by the Company to GeoScience Corp.


         In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. This charge affected each of our operating segments as follows: Reservoir Description - $5.6 million; Production Enhancement - $1.0 million; Reservoir Management - $0.4 million. The Company is combining personnel and equipment from eight facilities into one Houston facility. No operations are being discontinued and the Company expects its revenues to be largely unaffected by this facility consolidation. The move is anticipated to be complete in the second quarter of 2000. Related charges include severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Approximately 50 of the employees had been terminated as of December 31, 1999. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region. Cash required for the costs incurred through December 31, 1999 of $1.1 million was funded from operating activities. The Company anticipates that the remaining costs will also be funded through cash from operating activities. This charge is summarized in the following table:


RESTRUCTURING CHARGES
(Dollars in Thousands)

                                                                        (a)
                                    Lease                              Asset
                                  Obligations Severance  Restoration Write-offs   Other     Total
                                  ---------------------------------------------------------------
 Total restructuring charges...... $ 2,983     $  879      $   786    $  2,080    $ 308    $ 7,036

 Less: Costs incurred through
       December 31, 1999..........     515        445           28       2,080      124      3,192
                                  ---------------------------------------------------------------
 Accrual remaining................ $ 2,468     $  434      $   758    $     --    $ 184    $ 3,844
                                  ---------------------------------------------------------------

(a) The fixed assets and leasehold improvements related to the Houston consolidation are expected to be disposed of by the end of June 2000. The write-off approximates the carrying amount as these assets no longer have value and will be abandoned or sold for salvage value. Depreciation expense will be reduced by $490 in 2000, $333 in 2001 and $342 thereafter. Also included in this amount were $915 of working capital write-offs related to the restructuring of foreign operations. The total asset write-offs attributable to each segment were as follows: Reservoir Description - $1,176; Production Enhancement - $346; Reservoir Management - $558.

        As discussed above, our results of operations in 1999 were adversely affected by the level of our fixed operating costs relative to lower activity and spending levels in the industry. The actions we have taken in 1999, including those which resulted in the restructuring charges, are intended to lower our fixed operating costs and provide other operating benefits, including improved communications and customer service. Upon completion of the facility consolidation and restructuring in the second quarter of 2000, the Company anticipates annual savings of approximately $2.5 million, which will be realized through a reduction of depreciation expense, lease expenses and personnel costs. The Company has not changed its restructuring plan or revised its estimates since the initial charge was recognized.

        Interest expense for 1999 was $7.8 million, an increase of approximately $1.5 million as compared to 1998, after decreasing $0.2 million on lower interest rates between 1997 and 1998. The increase in 1999 was primarily attributable to additional borrowings and debt assumed in connection with recent acquisitions, together with an increase in interest rates, both from rising market interest rates and higher rates associated with the Senior Notes, which have a longer maturity than previous long-term debt.

        The increase in the effective income tax rate to 33% in 1999 from 30% in 1998 reflects the increase in goodwill amortization and other expenses which are not deductible for tax purposes, offset in part by international earnings taxed at rates other than The Netherlands statutory rate. The 1997 effective income tax rate of 36% reflects the higher effective tax rates in pre-acquisition accounting periods of acquired companies accounted for as poolings-of-interest.

        In 1998, the Company sold the majority of the net assets of its packaged analyzer business line for approximately $4.1 million in cash, resulting in a loss on sale of $1.3 million. Goodwill specifically related to this business line of approximately $2.6 million was also written off, as was $1.0 million of work-in-process inventory which was subsequently abandoned. These amounts are included in the loss on disposition of discontinued operations. The losses from this business line of $0.2 million and $0.2 million in 1998 and 1997, respectively, have been reported separately as discontinued operations in the Consolidated Statements of Operations.

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


         Income before interest, taxes and unusual charges in 1999 decreased $3.9 million as compared to 1998 and increased $1.0 million as compared to 1997. Our margins in this segment came under pressure in 1999 as our clients reduced spending in response to lower oil and gas prices. However, as a result of cost reduction measures taken during the year, we experienced only a small decrease in our overall margins, from 13.9% in 1998 to 12.1% in 1999.


PRODUCTION ENHANCEMENT

         Revenues from the Production Enhancement segment were $64.0 million in 1999, an increase of 41% and 181%, as compared to 1998 and 1997, respectively. Income before interest, taxes and unusual charges 1999 was $11.3 million, which was an increase of 33% and 114% as compared to 1998 and 1997, respectively. The increases in revenues and income result primarily from the 1998 purchase acquisition of Owen. Our 1999 margins in this segment were also affected by reduced industry demand, most notably in the first half of the year. However, new well completion and stimulation technologies introduced in this segment helped offset much of the effects of this reduced demand.


RESERVOIR MANAGEMENT


         Revenues from the Reservoir Management segment were $52.8 million in 1999, a decrease of $9.2 million, or 15%, as compared to 1998. Revenues increased 4% compared to 1997. Due to the decline in revenues and lower margins, we experienced a loss of $3.3 million in this segment in 1999, versus $2.0 million of income in 1998. Of all our operations, this segment was affected to the greatest extent by the industry downturn in 1999. Demand for our technology services in the North Sea region was weak throughout 1999 as was seismic-related activity across most regions. Part of this loss can be attributed to expenditures we made for research and development and marketing of new reservoir optimization technologies. We have taken and will continue to take actions, when appropriate, to control our costs in order to improve our results in this area.


LIQUIDITY AND CAPITAL RESOURCES

         We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.


         During the year ended December 31, 1999, cash flows from operating activities were $4.5 million, a decrease of $0.9 million from the corresponding period in 1998. At December 31, 1999, the Company had working capital of $93.3 million (of which $18.1 million was in cash and short-term investments) and a current ratio of 3.0 to 1.0, compared to working capital of $61.5 million (of which $8.2 million was in cash and short-term investments) and a current ratio of 1.9 to 1.0 at December 31, 1998. The Company is a Netherlands holding company that conducts substantially all of its operations through subsidiaries. Consequently, the Company's cash flow is dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Core Laboratories N.V. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1999, 1998 and 1997
                 (In thousands, except share and per share data)


                                                                      1999              1998              1997
                                                                 ------------       -----------      -------------
SERVICES .....................................................    $   246,936       $   261,970      $    217,673
SALES.........................................................         56,722            36,580            17,735
                                                                  -----------       -----------      ------------
                                                                      303,658           298,550           235,408
OPERATING EXPENSES:
     Costs of services .......................................        198,425           207,667           172,719
     Costs of sales...........................................         47,029            26,147            14,984
     General and administrative expenses .....................         12,301             8,447             5,974
     Depreciation and amortization............................         14,659            14,930            10,041
     Goodwill amortization....................................          4,024             2,933             1,498
     Write-offs and other charges.............................         10,670                --                --
     Restructuring charges....................................          7,036                --                --
     Other (income) expense, net..............................         (3,308)            1,078            (1,139)
                                                                  -----------       -----------      ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
     INTEREST EXPENSE AND INCOME TAX..........................         12,822            37,348            31,331

INTEREST EXPENSE .............................................          7,796             6,339             6,552
                                                                  -----------       -----------      ------------
INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAX ..............................................          5,026            31,009            24,779

INCOME TAX EXPENSE ...........................................          1,659             9,337             8,992
                                                                  -----------       -----------      ------------
INCOME FROM CONTINUING OPERATIONS.............................          3,367            21,672            15,787

LOSS FROM DISCONTINUED OPERATIONS, net of
      income tax benefit of  $93 and $77
      in 1998 and 1997, respectively..........................             --              (217)            (179)
LOSS ON SALE OF DISCONTINUED
     OPERATIONS, net of income tax benefit of $1,446..........             --            (3,374)               --
                                                                  -----------       -----------      ------------
NET INCOME ...................................................    $     3,367       $    18,081      $     15,608
                                                                  ===========       ===========      ============

PER SHARE DATA:
     Income from continuing operations........................    $      0.11       $      0.78      $       0.65
     Loss from discontinued operations........................             --             (0.01)            (0.01)
     Loss on sale of discontinued operations..................             --             (0.12)               --
                                                                  -----------       -----------      ------------
     Basic earnings per share.................................    $      0.11       $      0.65      $       0.64
                                                                  ===========       ===========      ============
     WEIGHTED AVERAGE BASIC COMMON
        SHARES OUTSTANDING....................................     29,850,724        27,634,944        24,141,200
                                                                  ===========       ===========      ============
     Income from continuing operations........................    $      0.11       $      0.76      $       0.64
     Loss from discontinued operations........................             --             (0.01)            (0.01)
     Loss on sale of discontinued operations..................             --             (0.12)               --
                                                                  -----------       -----------      ------------
     Diluted earnings per share...............................    $      0.11       $      0.63      $       0.63
                                                                  ===========       ===========      ============
     WEIGHTED AVERAGE DILUTED COMMON
        SHARES  OUTSTANDING...................................     30,566,554        28,428,048        24,821,884
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
                                                             ==============  ==============

     Property, Plant and Equipment

     Investments in property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

     Buildings ..................................................  10 - 40 years
     Machinery and equipment ....................................   3 - 10 years

     The components of property, plant and equipment are as follows (in thousands):

                                                                  1999            1998
                                                             --------------  --------------
         Land                                                $        2,714  $        2,800
         Building and leasehold improvements..............           18,490          20,068
         Machinery and equipment..........................           70,301          66,212
         Construction in process..........................            8,255          12,818
                                                             --------------  --------------
                                                                     99,760         101,898
              Less - accumulated depreciation.............          (35,256)        (31,656)
                                                             --------------  --------------
              Total.......................................   $       64,504  $       70,242
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


     Intangibles and Goodwill

     Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the value of the net assets acquired in acquisitions accounted for as purchases. Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives. Goodwill attributable to acquisitions in 1999 was assigned a maximum life of 20 years. The Company believes that there have been no events or circumstances that warrant revision to the remaining useful lives or which affect the recoverability of intangibles and goodwill. The components of intangibles and goodwill are as follows:

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

4.   DISCONTINUED OPERATIONS


     In early 1998, the Company concluded that its packaged analyzer line of business was no longer strategic and made a decision to discontinue this product line. Subsequently, on April 8, 1998, the Company sold the majority of the net assets of its packaged analyzer business line for approximately $4.1 million in cash, resulting in a loss on sale of $1.3 million. Goodwill specifically related to this business line of approximately $2.6 million was also written off, as was $1.0 million of work-in-process inventory which was subsequently abandoned. These amounts are included in the loss on disposition of discontinued operations.


     The results of the packaged analyzer business line have been reported separately as discontinued operations in the Consolidated Statements of Operations. Consolidated financial statements prior to 1998 have also been restated to present the packaged analyzer business line as discontinued operations.

     The loss on the disposition of the packaged analyzer business line is summarized below (in thousands):

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

     Minimum rental commitments under non-cancelable operating and capital leases as of December 31, 1999, consist of the following (in thousands):

         Year ended December 31--               Operating       Capital
                                              -------------- --------------
         2000...........................     $        1,909 $          622
         2001...........................              1,419            315
         2002...........................              1,043            153
         2003...........................                719            140
         2004...........................                348             52
         Thereafter.....................              2,062             --
                                              ------------- --------------
               Total....................      $       7,500 $        1,282
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


     Segment Analysis


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


                                                                                           Year Ended
                                                                         -----------------------------------------------
                                                                                 1999           1998             1997
                                                                         --------------  --------------   --------------
         REVENUES:
         Reservoir Description........................................   $      186,905  $      191,262   $      161,737
         Production Enhancement.......................................           63,998          45,339           22,815
         Reservoir Management.........................................           52,755          61,949           50,856
                                                                         --------------  --------------   --------------
               Consolidated...........................................   $      303,658  $      298,550   $      235,408
                                                                         ==============  ==============   ==============

                                                                                           Year Ended
                                                                         -----------------------------------------------
                                                                                 1999           1998             1997
                                                                         --------------  --------------   --------------
         INCOME (LOSS) BEFORE INTEREST
         AND TAXES:
         Reservoir Description(1).....................................   $       14,235  $       26,528   $       21,643
         Production Enhancement(1)....................................            8,485           8,517            5,305
         Reservoir Management(1)......................................           (6,094)          2,043            4,070
         Corporate and Other(1),(2)...................................           (3,804)            260              313
                                                                         --------------  --------------   --------------
               Consolidated...........................................   $       12,822  $       37,348   $       31,331
                                                                         ==============  ==============   ==============

                                                                                           Year Ended
                                                                         -----------------------------------------------
                                                                                 1999           1998             1997
                                                                         --------------  --------------   --------------
         DEPRECIATION AND AMORTIZATION:
         Reservoir Description........................................   $        8,466   $       8,896   $        7,088
         Production Enhancement ......................................            1,642           1,213              624
         Reservoir Management ........................................            3,590           3,893            1,603
         Corporate and other .........................................              961             928              726
                                                                         --------------   -------------   --------------
               Consolidated...........................................   $       14,659   $      14,930   $       10,041
                                                                         ==============   =============   ==============

                                                                                           Year Ended
                                                                         -----------------------------------------------
                                                                                 1999           1998             1997
                                                                         --------------  --------------   --------------
        GOODWILL AMORTIZATION:
        Reservoir Description.........................................   $        2,245   $       1,986   $        1,474
        Production Enhancement .......................................            1,306             609               24
        Reservoir Management .........................................              473             338             --
                                                                         --------------   -------------   --------------
              Consolidated...........................................    $        4,024   $       2,933   $        1,498
                                                                         ==============   =============   ==============


                                                                                       As of December 31,
                                                                         -----------------------------------------------
                                                                                 1999           1998             1997
                                                                         --------------  --------------   --------------
         ASSETS:
         Reservoir Description........................................   $      122,396  $      126,088   $      106,154
         Production Enhancement.......................................           56,022          45,412           12,734
         Reservoir Management.........................................           30,234          33,708           31,809
                                                                         --------------  --------------   --------------
               Total Business Segments................................          208,652         205,208          150,697
                                                                         --------------  --------------   --------------
         Corporate and Other(2).......................................          182,236         167,996          100,157
         Intersegment Eliminations....................................          (29,755)        (19,242)           3,118
                                                                         --------------  --------------   --------------
               Consolidated...........................................   $      361,133  $      353,962   $      253,972
                                                                         ==============  ==============   ==============



1) The income (loss) before interest and taxes for each segment in 1999 have been reduced by restructuring, write-offs and other charges. The amounts attributable to each segment were as follows:
         Reservoir Description-$8,397; Production Enhancement-$2,854; Reservoir Management-$2,759. Corporate and other includes $3,696 of merger termination costs related to the proposed GeoScience acquisition. See Note 13 for additional information.
2) "Corporate and Other" represents those items that are not directly related to a particular segment.

     The Company derives its revenues from services and sales to customers primarily in one industry segment, the oil and gas industry. No single customer accounted for 10 percent or more of consolidated revenues in any of the periods presented. The following is a summary of the Company's U.S. and foreign operations for 1999, 1998 and 1997 (in thousands):

                                                                                        Year Ended
                                                                      ------------------------------------------------
                                                                              1999           1998             1997
                                                                      --------------  --------------   ---------------
         Revenues from unaffiliated customers:
              United States.......................................    $      127,427  $      131,774   $      102,069
              Other countries.....................................           176,231         166,776          133,339
                                                                      --------------  --------------   --------------
                  Total...........................................    $      303,658  $      298,550   $      235,408
                                                                      ==============  ==============   ==============

         Income (loss) before interest and taxes:
              United States.......................................    $       (6,757) $       12,104   $       11,751
              Other countries.....................................            19,579          25,244           19,580
                                                                      --------------  --------------   --------------
                  Total...........................................    $       12,822  $       37,348   $       31,331
                                                                      ==============  ==============   ==============

         Identifiable Assets:
              United States.......................................    $      129,110  $      154,706   $       62,971
              Other countries.....................................           232,023         199,256          191,001
                                                                      --------------  --------------   --------------
                  Total...........................................    $      361,133  $      353,962   $      253,972
                                                                      ==============  ==============   ==============

     Operating income includes income from continuing operations before interest expense and income taxes. U.S. revenues derived from exports were $34.7 million, $12.7 million and $8.4 million in 1999, 1998 and 1997, respectively.


13.  WRITE-OFFS AND RESTRUCTURING CHARGES

     WRITE-OFFS AND OTHER CHARGES



        In the first quarter of 1999, the Company recorded write-offs and other charges totaling $10.7 million. This amount included $4.4 million of asset write-offs, $2.6 million related to facility closures and personnel reductions, and $3.7 million associated with the termination of the proposed acquisition of GeoScience Corp. The asset write-offs consisted primarily of uncollectible accounts receivable in the former Soviet Union and other Eastern Hemisphere locations, due to economic instability in the region, as well as adjustments to net realizable value of certain inventory and other current asset amounts. The facility closures consisted primarily of the shutdown of the Company's environmental testing laboratory in Edison, New Jersey, the Saybolt Western Hemisphere administrative office and a substantial reduction in the Company's Venezuelan work force. These actions, which affected a total of 47 employees, were substantially complete as of April 30, 1999. The termination settlement included the forgiveness of $3.0 million in working capital advances made by the Company to GeoScience Corp.


     RESTRUCTURING CHARGES


     In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. This change affected each of our operating segments as follows: Reservoir Description - $5.6 million; Production Enhancement - $1.0 million; Reservoir Management - $0.4 million. The Company is combining personnel and equipment from eight facilities into one Houston facility. No operations are being discontinued and the Company expects its revenues to be largely unaffected by this facility consolidation. The move is anticipated to be complete in the second quarter of 2000. Related charges include severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Approximately 50 of these employees had been terminated as of December 31, 1999. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region. Cash required for the costs incurred through December 31, 1999 of $1.1 million was funded from operating activities. The Company anticipates that the remaining costs will also be funded through cash from operating activities. This charge is summarized in the following table:


RESTRUCTURING CHARGES
(Dollars in Thousands)

                                                                              (a)
                                       Lease                                 Asset
                                    Obligations   Severance   Restoration  Write-offs     Other        Total
                                   --------------------------------------------------------------------------
Total restructuring charges .......   $2,983       $  879       $  786       $2,080       $  308       $7,036
Less: Costs incurred through
      December 31, 1999 ...........      515          445           28        2,080          124        3,192
                                   --------------------------------------------------------------------------
Accrual remaining .................   $2,468       $  434       $  758       $ --         $  184       $3,844
                                   --------------------------------------------------------------------------


(a) The fixed assets and leasehold improvements related to the Houston consolidation are expected to be disposed of by the end of June 2000. The write-off approximates the carrying amount as these assets no longer have value and will be abandoned or sold for salvage value. Depreciation expense will be reduced by $490 in 2000, $333 in 2001 and $342 thereafter. Also included in this amount were $915 of working capital write-offs related to the restructuring of foreign operations. The asset write-offs attributable to each segment were as follows: Reservoir Description - $1,176; Production Enhancement - $346; Reservoir Management - $558.

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

17.  UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

     Summarized quarterly financial data for the four quarters ended December 31, 1999 and 1998 is as follows (in thousands, except share and per share data):


Three months ended                                  December 31,     September 30,       June 30,        March 31,
                                                        1999             1999              1999            1999
                                                   --------------   --------------    --------------   --------------
Service and sales revenues........................ $       85,393   $       77,876    $       73,645   $       66,744
Cost of services and sales........................         65,767           59,791            62,417           57,479
Write-offs and other charges......................             --               --                --           10,670
Restructuring charges.............................          7,036               --                --               --
Other operating expenses..........................          6,684            8,116             6,145            6,731
Interest expense..................................          2,002            2,253             1,859            1,682
                                                   --------------   --------------    --------------   --------------
Income (loss) from continuing operations
  before income tax............................... $        3,904   $        7,716    $        3,224   $       (9,818)
                                                   ==============   ==============    ==============   ==============
Income (loss) from continuing operations.......... $        2,615   $        5,170    $        2,160   $       (6,578)
                                                   ==============   ==============    ==============   ==============

Per share data:
Basic earnings (loss) per share from
   continuing operations.......................... $         0.09   $         0.17    $         0.07   $        (0.22)
                                                   ==============   ==============    ==============   ==============
Weighted average basic common shares
   outstanding....................................     30,118,074       29,892,094        29,719,386       29,663,918
                                                   ==============   ==============    ==============   ==============
Diluted earnings (loss) per share from
   continuing operations.......................... $         0.08   $         0.17    $         0.07   $        (0.22)
                                                   ==============   ==============    ==============   ==============
Weighted average diluted common
     shares outstanding...........................     30,891,300       30,694,476        30,303,149       30,355,181
                                                   ==============   ==============    ==============   ==============


Three months ended                                  December 31,     September 30,       June 30,         March 31,
                                                        1998             1998              1998             1998
                                                   --------------   --------------    --------------   --------------
Service and sales revenues........................ $       79,586   $       80,385    $       72,955   $       65,624
Cost of services and sales........................         64,858           58,872            56,584           53,500
Other operating expenses..........................          8,140            7,454             5,874            5,920
Interest expense..................................          1,649            1,759             1,513            1,418
                                                   --------------   --------------    --------------   --------------
Income from continuing operations
  before income tax............................... $        4,939   $       12,300    $        8,984   $        4,786
                                                   ==============   ==============    ==============   ==============
Income from continuing operations................. $        3,423   $        8,610    $        6,289   $        3,350
                                                   ==============   ==============    ==============   ==============

Per share data:
Basic earnings per share from
  continuing operations........................... $         0.12   $         0.30    $         0.24   $         0.13
                                                   ==============   ==============    ==============   ==============
Weighted average basic common shares
   outstanding....................................     29,550,840       28,881,667        26,073,928       25,955,663
                                                   ==============   ==============    ==============   ==============
Diluted earnings per share from
   continuing operations.......................... $         0.11   $         0.29    $         0.23   $         0.12
                                                   ==============   ==============    ==============   ==============
Weighted average diluted common
     shares outstanding...........................     30,236,289       29,640,425        27,081,067       26,820,176
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