Form 10-Q
period 2000-03-31
CORE LABORATORIES N V
filed 2000-05-15
CIK 1000229

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

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     The number of common shares of the Registrant, par value NLG 0.03 per share, outstanding at May 9, 2000 was 30,585,341.

================================================================================

                             CORE LABORATORIES N.V.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                                                        PAGE
                                                                                                        ----

Part I -- Financial Information

     Item 1 -- Financial Statements

         Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 .................           1

         Consolidated Statements of Operations for the Three Months Ended
              March 31, 2000 and 1999 ........................................................           2

         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2000 and 1999 ........................................................           3

         Notes to Consolidated Financial Statements ..........................................           4

     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations ..................................................................          10

     Item 3 -- Quantitative & Qualitative Disclosures of Market Risk .........................          15

Part II -- Other Information

     Item 1 -- Legal Proceedings .............................................................          16

     Item 2 -- Changes in Securities .........................................................          16

     Item 3 -- Defaults Upon Senior Securities ...............................................          16

     Item 4 -- Submission of Matters to a Vote of Security Holders ...........................          16

     Item 5 -- Other Information .............................................................          16

     Item 6 -- Exhibits and Reports on Form 8-K ..............................................          16

Signature ....................................................................................          17

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                  MARCH 31,  DECEMBER 31,
                                                                                    2000         1999
                                                                                  --------     --------
ASSETS                                                                                 (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents ..............................................     $ 13,441     $ 18,141
     Accounts receivable, less allowance for doubtful accounts of
         $9,506 and $9,825 in 2000 and 1999, respectively ...................       77,983       81,495
     Inventories ............................................................       30,921       24,524
     Prepaid expenses and other .............................................       11,766       10,399
     Deferred tax asset .....................................................        6,175        6,311
                                                                                  --------     --------
         Total current assets ...............................................      140,286      140,870

PROPERTY, PLANT AND EQUIPMENT, net ..........................................       67,059       65,003

INTANGIBLES AND GOODWILL, net of accumulated amortization of
     $10,808 and $9,737 in 2000 and 1999, respectively ......................      149,612      150,683
OTHER LONG-TERM ASSETS ......................................................        6,042        5,928
                                                                                  --------     --------
              Total assets ..................................................     $362,999     $362,484
                                                                                  --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt ...................................     $  1,080     $  1,325
     Current lease obligations ..............................................          483          622
     Accounts payable .......................................................       18,606       18,400
     Other accrued expenses .................................................       29,653       27,582
                                                                                  --------     --------
         Total current liabilities ..........................................       49,822       47,929

LONG-TERM DEBT ..............................................................       77,082       82,207
MINORITY INTEREST ...........................................................        1,404        1,290
LONG-TERM LEASE OBLIGATIONS .................................................          296          660
OTHER LONG-TERM LIABILITIES .................................................       20,880       21,068
SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding ....................................           --           --
     Common shares, NLG 0.03 par value; 100,000,000 shares authorized,
         30,524,866 and 30,411,616 issued and outstanding
         at March 31, 2000 and December 31, 1999, respectively ..............          513          511
     Additional paid-in capital .............................................      163,059      162,042
     Retained earnings ......................................................       49,943       46,777
                                                                                  --------     --------
         Total shareholders' equity .........................................      213,515      209,330
                                                                                  --------     --------
              Total liabilities and shareholders' equity ....................     $362,999     $362,484
                                                                                  --------     --------

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                     ------------------------------
                                                         2000               1999
                                                     ------------      ------------
                                                              (UNAUDITED)

SERVICES .......................................           53,296            55,278
SALES ..........................................           15,222            11,941
                                                     ------------      ------------
                                                           68,518            67,219

OPERATING EXPENSES:
     Cost of services ..........................           43,921            48,560
     Cost of sales .............................           11,122             9,482
     General and administrative expenses .......            3,303             2,747
     Depreciation and amortization .............            3,263             3,809
     Goodwill amortization .....................            1,007               933
     Write-offs and other charges ..............               --            10,670
     Other income, net .........................             (573)             (495)
                                                     ------------      ------------
                                                           62,043            75,706

INCOME (LOSS) BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE ............            6,475            (8,487)

INTEREST EXPENSE ...............................            1,952             1,688
                                                     ------------      ------------

INCOME (LOSS) BEFORE INCOME

     TAX EXPENSE ...............................            4,523           (10,175)

INCOME TAX EXPENSE (BENEFIT) ...................            1,357            (3,240)
                                                     ------------      ------------

NET INCOME (LOSS) ..............................     $      3,166      $     (6,935)
                                                     ------------      ------------

PER SHARE INFORMATION:

     BASIC EARNINGS (LOSS) PER SHARE ...........     $       0.10      $      (0.23)
                                                     ------------      ------------

     WEIGHTED AVERAGE BASIC COMMON SHARES

           OUTSTANDING .........................       30,455,206        29,893,735
                                                     ------------      ------------


     DILUTED EARNINGS (LOSS) PER SHARE .........     $       0.10      $      (0.23)
                                                     ------------      ------------

     WEIGHTED AVERAGE DILUTED COMMON SHARES

           OUTSTANDING .........................       31,552,060        29,893,735
                                                     ------------      ------------

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ----------------------
                                                                             2000          1999
                                                                           --------      --------
                                                                          (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...............................................     $  3,166      $ (6,935)
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
         Depreciation and amortization ...............................        4,270         4,742
         (Gain) loss on sale of fixed assets .........................          (98)            9
     Changes in assets and liabilities:
         Decrease in accounts receivable .............................        3,512         9,313
         Increase in inventories .....................................       (6,397)         (703)
         Increase in prepaid expenses ................................         (615)       (4,951)
         Increase (decrease) in accounts payable .....................          206        (1,739)
         Increase (decrease) in other accrued expenses ...............        3,687        (2,477)
         Decrease in net deferred tax asset ..........................          136           720
         Increase (decrease) in other long-term liabilities ..........         (188)          564
         Other .......................................................         (764)       (1,247)
                                                                           --------      --------
              Net cash provided by (used in) operating activities ....        6,915        (2,704)
                                                                           --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures ............................................       (7,504)       (5,660)
     Proceeds from sale of fixed assets ..............................          750         1,660
     Other ...........................................................          (63)           94
                                                                           --------      --------
         Net cash used in investing activities .......................       (6,817)       (3,906)
                                                                           --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt ......................................       (5,324)       (3,780)
     Borrowings under long-term debt .................................           72         9,252
     Capital lease obligation, net ...................................         (503)       (1,092)
     Exercise of stock options .......................................        1,019           646
     Other ...........................................................          (62)           84
                                                                           --------      --------
         Net cash provided by (used in) financing activities .........       (4,798)        5,110
                                                                           --------      --------
NET CHANGE IN CASH ...................................................       (4,700)       (1,500)
CASH, beginning of period ............................................       18,141         8,166
                                                                           --------      --------
CASH, end of period ..................................................     $ 13,441      $  6,666
                                                                           --------      --------

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Balance sheet information as of December 31, 1999 was derived from the 1999 annual audited financial statements and has been restated to reflect an acquisition accounted for as a pooling-of-interests (see Note 2). These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1999.

RECENT PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and was subsequently amended by SFAS No. 137, which delayed its effective date. As a result, SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). The Company does not enter, or intend to enter, into derivative instruments. Accordingly, adoption of SFAS No. 133 is not expected to have an impact on the Company's financial position or operational results.

2.   ACQUISITIONS

TOMOSEIS ACQUISITION

     On January 12, 2000, the Company acquired all of the outstanding shares of TomoSeis Corporation ("TomoSeis"), a private company based in Houston, Texas. TomoSeis provides detailed reservoir imaging services that are a component of timelapse (4D) seismic and reservoir monitoring programs. The Company issued approximately 232,000 shares, with an estimated value of $3.8 million, and assumed outstanding stock options exercisable for approximately 396,000 of the Company's common shares. Proceeds from the exercise of these options would be approximately $2.1 million. Upon vesting, the options are exercisable by the holder upon payment of the exercise price. The transaction was accounted for as a pooling-of-interests.

3.   INVENTORIES

     Inventories consist primarily of materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (including direct material, labor and overhead) or estimated net realizable value, if lower, and are reflected net of valuation reserves of $1,385,000 and $1,258,000 at March 31, 2000 and December 31, 1999, respectively.
Inventories consisted of the following (in thousands):

                               MARCH 31,  DECEMBER 31,
                                 2000        1999
                               -------     -------
                                   (UNAUDITED)

Finished goods ...........     $20,168     $17,051
Parts and materials ......       6,808       6,494
Work in process ..........       3,945         979
                               -------     -------
                Total ....     $30,921     $24,524
                               -------     -------

4.   INTANGIBLES AND GOODWILL

     Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the fair market value of the net assets acquired in acquisitions accounted for as purchases. Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives. The Company believes that there have been no events or circumstances that warrant revision to the remaining useful lives or which affect the recoverability of intangibles and goodwill. The components of intangibles and goodwill are as follows:

                                                         ORIGINAL       (IN THOUSANDS)
                                                           LIFE      MARCH 31,    DECEMBER 31,
                                                         IN YEARS      2000           1999
                                                         --------    ---------      ---------
                                                                           (UNAUDITED)

Acquired trade secrets ..........................             5      $      48      $      48
Acquired patents, trademarks and trade names ....         10-20          1,590          1,590
Acquired trade name .............................            40          4,614          4,614
Acquired source technology ......................            15            277            277
                                                          -----      ---------      ---------
         Total intangibles ......................                        6,529          6,529
                                                          -----      ---------      ---------
Goodwill ........................................          5-10          1,604          1,604
Goodwill ........................................            20          4,517          4,517
Goodwill ........................................            40        147,770        147,770
                                                          -----      ---------      ---------
         Total goodwill .........................                      153,891        153,891
                                                          -----      ---------      ---------
         Total intangibles and goodwill .........                      160,420        160,420
Less - accumulated amortization .................                      (10,808)        (9,737)
                                                          -----      ---------      ---------
         Net intangibles and goodwill ...........                    $ 149,612      $ 150,683
                                                          -----      ---------      ---------

5.   LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

                                          MARCH 31,   DECEMBER 31,
                                             2000        1999
                                           -------     -------
                                               (UNAUDITED)

Senior Notes .........................     $75,000     $75,000
Credit Facility with a bank group ....       2,000       7,000
Loan notes ...........................         948         989
Other indebtedness ...................         214         543
                                           -------     -------
         Total debt ..................      78,162      83,532
Less - current maturities ............       1,080       1,325
                                           -------     -------
         Total long-term debt ........     $77,082     $82,207
                                           -------     -------

     In July 1999, the Company entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At March 31, 2000, approximately $98 million was available for borrowing under the revolving debt facility. Loans under the Credit Facility bear interest at rates which range from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The interest rate in effect at March 31, 2000 was 7.47% and the average for 2000 has been 7.50%. The credit facility requires interest payments only until maturity in June 2004.

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

6.   WRITE-OFFS AND RESTRUCTURING CHARGES

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

RESTRUCTURING CHARGES

     In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. This charge affected each of our operating segments as follows: Reservoir Description - $5.6 million; Production Enhancement - $1.0 million; Reservoir Management - $0.4 million. The Company is combining personnel and equipment from eight facilities into one Houston facility. No operations are being discontinued. The move is anticipated to be complete in the second quarter of 2000. Related charges include severance of approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Approximately 70 of these employees had been terminated as of March 31, 2000. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region.

RESTRUCTURING CHARGES

                                           Lease                                      Asset
                                           Obligations   Severance   Restoration   Write-offs(a)   Other      Total
                                           -----------   ---------   -----------   -------------   ------     ------

Total restructuring charges .............     $2,983       $  879       $  786        $2,080       $  308     $7,036
Less: Costs incurred through
         December 31, 1999 ..............        515          445           28         2,080          124      3,192
                                              ------       ------       ------        ------       ------     ------
Accrual remaining .......................      2,468          434          758            --          184      3,844
Less: Costs incurred for the quarter
         ended March 31, 2000 ...........         32          100          421            --          100        653
                                              ------       ------       ------        ------       ------     ------
Accrual remaining .......................     $2,436       $  334       $  337        $   --       $   84     $3,191
                                              ------       ------       ------        ------       ------     ------

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

SEGMENT ANALYSIS

     The Company manages these segments separately due to the different technologies each segment utilizes and requires. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheets and Statements of Operations. The Company evaluates performance based on income or loss from operations before income tax, interest and other non-operating income (expense). Summarized financial information concerning the Company's segments is shown in the following table (in thousands):

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                  2000                 1999
                                                 -------              -------
REVENUES                                                 (UNAUDITED)
Reservoir Description .........................  $41,163             $41,910
Production Enhancement ........................   18,843              14,351
Reservoir Management ..........................    8,512              10,958
                                                 -------             -------
     Consolidated .............................  $68,518             $67,219
                                                 -------             -------
                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                  2000                  1999
                                                 -------              -------
INCOME (LOSS) BEFORE INTEREST AND TAXES                  (UNAUDITED)
Reservoir Description .........................  $ 3,999              $(5,226)
Production Enhancement ........................    4,218                  825
Reservoir Management ..........................   (1,750)                (356)
Corporate and Other ...........................        8               (3,730)
                                                 -------              -------
     Consolidated .............................  $ 6,475              $(8,487)
                                                 -------              -------

     The income (loss) before interest and taxes for each segment in 1999 have been reduced by write-offs and other charges. The amounts attributable to each segment were as follows: Reservoir Description - $5,589; Production Enhancement - $956; Reservoir Management - $429. Corporate and other includes $3,696 of merger termination costs related to the proposed GeoScience acquisition. See Note 6 for additional information. "Corporate and Other" represents those items that are not directly related to a particular segment.

8.   EARNINGS PER SHARE

     The Company presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires dual presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common share outstanding during the period. Diluted earnings per share reflects the issuance of additional shares by assuming that all dilutive stock options outstanding have been exercised.

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                               2000            1999
                                                           -----------      -----------
Weighted average basic common shares outstanding ......     30,455,206       29,893,735
Effect of dilutive stock options(a) ...................      1,096,854               --
                                                            ----------       ----------
Weighted average diluted common shares outstanding ....     31,552,060       29,893,735
                                                            ----------       ----------

(a) The effect of dilutive stock options totaling 979,336 equivalent common shares was not included in the computation of weighted average diluted common shares because the impact of these options was anti-dilutive as a result of the Company's net loss for the three months ended March 31, 1999.

9.   SUBSEQUENT EVENT

PROPOSED PRODUCTION ENHANCEMENT CORPORATION ACQUISITION

     On April 13, 2000, the Company signed a letter of intent to acquire Production Enhancement Corporation (PENCOR), a privately-held company based in Broussard, Louisiana. PENCOR provides fluid phase behavior services used to characterize crude oils, natural gases and other reservoir fluids for the purpose of enhancing daily production and ultimate field recovery rates. The Company expects to issue approximately 250,000 shares and assume approximately $2.5 million in debt in a transaction which is expected to be accounted for as a pooling-of-interests. Consummation of the transaction is subject to the execution of definitive acquisition documents.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     This discussion includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. The Company's operations are subject to various risks and other factors including, but not limited to:

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

RECENT DEVELOPMENTS

TOMOSEIS ACQUISITION

     On January 12, 2000, the Company acquired all of the outstanding shares of TomoSeis Corporation ("TomoSeis"), a private company based in Houston, Texas. TomoSeis provides detailed reservoir imaging services that are a component of time-lapse (4D) seismic and reservoir monitoring programs. The Company issued approximately 232,000 shares, with an estimated value of $3.8 million, and assumed stock options outstanding exercisable for approximately 396,000 of the Company's common shares. Proceeds from the exercise of these options would be approximately $2.1 million. Upon vesting, the options are exercisable by the holder upon payment of the exercise price. The transaction was accounted for as a pooling-of-interests.

PROPOSED PRODUCTION ENHANCEMENT CORPORATION ACQUISITION

     On April 13, 2000, the Company signed a letter of intent to acquire Production Enhancement Corporation (PENCOR), a privately-held company based in Broussard, Louisiana. PENCOR provides fluid phase behavior services used to characterize crude oils, natural gases and other reservoir fluids for the purpose of enhancing daily production and ultimate field recovery rates. The Company expects to issue approximately 250,000 shares and assume approximately $2.5 million in debt in a transaction which is expected to be accounted for as a pooling-of-interests. Consummation of the transaction is subject to the execution of definitive acquisition documents.

RESULTS OF OPERATIONS

     Service revenues for the first quarter of 2000 decreased $2.0 million, or 4% from the same period last year. Included in the first quarter of 1999 were $5.7 million of revenues attributable to our environmental testing assets which were sold in 1999. Excluding these revenues, total service revenues increased $3.7 million, or 11%, compared to the same period last year.

     Cost of services expressed as a percentage of service revenue were 82% and 88% in the first quarter of 2000 and the same period last year, respectively. The Company's restructuring plan of consolidating offices and reducing personnel helped improve our service margins.

     Sales revenues increased to $15.2 million in the first quarter of 2000 from $11.9 million in the first quarter of 1999, a 28% increase. The increase was due to higher demand for our well completion and stimulation technologies.

     Cost of sales in the first quarter of 2000 decreased to 73% of sales revenue as compared to 79% the same period last year. The improvement in margins can be attributed to management's continuing efforts to reduce higher than necessary fixed operating costs relative to the depressed industry conditions which prevailed in the first quarter of 1999.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. General and administrative expenses for the three months ended March 31, 2000 increased $0.6 million, or 20%, as compared to the corresponding period in 1999. The increase was primarily a result of increased personnel costs as the company added staff to provide additional services to its operating subsidiaries. General and administrative expenses as a percentage of revenues remained below 5% for both periods.

     Depreciation and amortization expense for the first quarter of 2000 decreased $0.6 million as compared to the corresponding period in 1999. Although we had $9.1 million of capital expenditures in the first quarter 2000, the additional depreciation expense from these assets was more than offset by the effect of the sale of our environmental testing assets and assets which had become fully depreciated.

     Amortization of goodwill in the first quarter of 2000 was $1.0 million as compared to $0.9 million in the same period last year. The increase was due to the inclusion of goodwill from acquisitions accounted for as purchases in 1999.

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

     In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. This charge affected each of our operating segments as follows: Reservoir Description - $5.6 million; Production Enhancement - $1.0 million; Reservoir Management - $0.4 million. The Company is combining personnel and equipment from eight facilities into one Houston facility. No operations are being discontinued and the Company expects its revenue to be largely unaffected by this facility consolidation. The move is anticipated to be complete in the second quarter of 2000. Related charges include severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Approximately 70 of these employees had been terminated as of March 31, 2000. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region. Cash required for the costs incurred through March 31, 2000 of $1.8 million, excluding asset write-offs, was funded from operating activities. The Company anticipates that the remaining costs will also be funded through cash from operating activities. This charge is summarized in the following table (in thousands):

RESTRUCTURING CHARGES

                                               Lease                                 Asset
                                            Obligations  Severance  Restoration   Write-offs(a)  Other       Total
                                            -----------  ---------  -----------   -------------  ------      ------

Total restructuring charges .............      $2,983      $  879      $  786        $2,080      $  308      $7,036
Less: Costs incurred through
         December 31, 1999 ..............         515         445          28         2,080         124       3,192
                                               ------      ------      ------        ------      ------      ------
Accrual remaining .......................       2,468         434         758            --         184       3,844
Less: Costs incurred for the quarter
         ended March 31, 2000 ...........          32         100         421            --         100         653
                                               ------      ------      ------        ------      ------      ------
Accrual remaining .......................      $2,436      $  334      $  337        $   --      $   84      $3,191
                                               ======      ======      ======        ======      ======      ======

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

     During the first quarter of 2000, interest expense increased 16%, or $0.3 million, compared to the same period last year. The increase was primarily attributable to an increase in interest rates, both from rising market interest rates and higher rates associated with the Senior Notes.

     The Company's effective income tax rate was approximately 30% for the three months ended March 31, 2000 as compared to 32% for the three months ended March 31, 1999. The decrease was due to increased earnings from operations in tax jurisdictions with lower marginal tax rates.

SEGMENT ANALYSIS

                                                   THREE MONTHS ENDED MARCH 31,
                                               2000                             1999
                                             --------                         --------
REVENUES                                    (UNAUDITED)

Reservoir Description ..................     $ 41,163                         $ 41,910
Production Enhancement .................       18,843                           14,351
Reservoir Management ...................        8,512                           10,958
                                             --------                         --------
    Consolidated .......................     $ 68,518                         $ 67,219
                                             ========                         ========

                                                   THREE MONTHS ENDED MARCH 31,
INCOME (LOSS) BEFORE INTEREST AND TAXES        2000                             1999
AND UNUSUAL CHARGES                          --------                         --------
                                            (UNAUDITED)

Reservoir Description(a) ...............     $  3,999                         $    363
Production Enhancement(a) ..............        4,218                            1,781
Reservoir Management(a) ................       (1,750)                              73
Corporate and Other(a) .................            8                              (34)
                                             --------                         --------
    Consolidated ........................... $  6,475                         $  2,183
                                             ========                         ========

(a) The above segment results exclude unusual charges totaling $10,670 in the first quarter 1999. The unusual charges attributable to each segment were as follows: Reservoir Description - $5,589; Production Enhancement - $956; Reservoir Management - $429. Corporate and other excludes $3,696 of merger termination costs related to the proposed GeoScience acquisition. "Corporate and Other" represents those items that are not directly related to a particular segment.

RESERVOIR DESCRIPTION

     Revenues from the Reservoir Description segment decreased $0.8 million in the first quarter of 2000. Improved demand for our services in this segment almost completely offset the loss of $5.7 million in revenues attributable to our environmental testing assets which were included in the first quarter of 1999. These assets were subsequently sold in 1999.

     Income before interest, taxes and unusual charges increased by $3.6 million due to higher revenues and improved margins of our crude oil and petroleum characterization services.

PRODUCTION ENHANCEMENT

     Revenues from the Production Enhancement segment were $18.8 million in the first quarter of 2000 compared to $14.4 million in the same period in the prior year, an increase of 31%, due to increased demand for our well completion and stimulation technologies. Margins improved considerably as this increased demand caused earnings before interest, taxes and unusual charges to more than double to $4.2 million compared to $1.8 million, a 137% increase.

RESERVOIR MANAGEMENT

     Revenues from the Reservoir Management segment in the first quarter of 2000 decreased $2.4 million while earnings before interest, taxes and unusual charges decreased $1.8 million compared to the same period in the prior year. Demand for seismic-related services has not rebounded in line with the upturn in the oil and gas industry. Lower revenues in this segment resulted in a loss before interest, taxes and unusual charges of $1.8 million compared to a small margin $0.1 million in the first quarter of 1999. We have taken and will continue to take appropriate actions to control our costs in order to improve our results in this segment.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     During the three month period ended March 31, 2000, cash flows from operating activities were $6.9 million, an increase of $9.6 million from the corresponding period in 1999. At March 31, 2000, the Company had working capital of $90.5 million (of which $13.4 million was cash and short-term investments) and a current ratio of 2.8 to 1.0, compared to working capital of $92.9 million (of which $18.1 million was cash and short-term investments) and a current ratio of 2.9 to 1.0 at December 31, 1999. The Company is a Netherlands holding company that conducts substantially all of its operations through subsidiaries. Consequently, the Company's cash flow is dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company.

     The Company's financing activities used $4.8 million in 2000, and provided $5.1 million in 1999. The Company's investing activities used $6.8 million in 2000 and used $3.9 million in 1999.

     The Company's ability to maintain and grow its operating income and cash flows is dependent upon continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions.

YEAR 2000

     The Company did not experience any significant disruptions in its operations during the transition into the Year 2000. We have completed necessary assessments, modifications or replacements and testing of systems critical for the delivery of products and services and believe we have met out Year 2000 readiness objectives. We also prepared a contingency plan to mitigate potential adverse effects which might have arisen from non-compliant systems or third parties who have not adequately addressed the Year 2000 issue. Because of these preparations, we did not experience any significant disruptions in our operations. The amounts incurred and expensed for developing and carrying out the overall Year 2000 plan totaled approximately $0.4 million. While the Company did not experience any significant Year 2000 disruptions during the transition into the Year 2000, we will continue to monitor our operations and systems and address any date-related problems that may arise as the year progresses.

                             CORE LABORATORIES N.V.
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. The Company's exposure to market risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are not considered to be material to the Company. During 1999, the Company issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans. This significantly reduced the Company's exposure to market risk. This section should be read in conjunction with "Note 5 - Long-Term Debt" of the Notes to Consolidated Financial Statements.

                             CORE LABORATORIES N.V.
                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     The Company may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business. The Company believes that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES.

     Disclosure related to the recent issuance of common shares is included in
Note 2 of the Notes to Consolidated Financial Statements. With respect to the shares issued, the Company relied on exemption from registration under Section 4
(2) of Regulation S of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5. OTHER INFORMATION.

     On behalf of certain selling shareholders, the Company filed a registration statement on Form S-3 to register the offering and sale of common shares held by such selling shareholders. In connection with the filing of the registration statement, the Company granted the underwriters an option to purchase additional common shares solely to cover over-allotments of shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

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

     (b) Reports on Form 8-K

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


                                       CORE LABORATORIES N.V.
                                       by: Core Laboratories International B.V.



Dated: May 15, 2000                    By: /s/ Randall D. Keys
                                           -------------------------------------
                                           Randall D. Keys
                                           Chief Financial Officer

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