Form 10-Q
period 2000-06-30
CORE LABORATORIES N V
filed 2000-08-14
CIK 1000229

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                    FORM 10-Q
         (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR
         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

        For the transition period from ________________ to ______________

                        Commission File Number 001-14273

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

     The number of common shares of the Registrant, par value NLG 0.03 per share, outstanding at August 9, 2000 was 31,630,473.

================================================================================

                             CORE LABORATORIES N.V.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                        PAGE
Part I -- Financial Information

     Item 1 -- Financial Statements

         Consolidated Balance Sheets at June 30, 2000 and December 31, 1999..........................      1

         Consolidated Statements of Operations for the Three Months Ended
              June 30, 2000 and 1999.................................................................      2

         Consolidated Statements of Operations for the Six Months Ended
              June 30, 2000 and 1999.................................................................      3

         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2000 and 1999.................................................................      4

         Notes to Consolidated Financial Statements..................................................      5

     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
              Operations.............................................................................     11

     Item 3-- Quantitative & Qualitative Disclosures of Market Risk..................................     17

Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     18

     Item 2-- Changes in Securities..................................................................     18

     Item 3-- Defaults Upon Senior Securities........................................................     18

     Item 4-- Submission of Matters to a Vote of Security Holders....................................     18

     Item 5-- Other Information......................................................................     19

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     20

Signature     .......................................................................................     21

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             JUNE 30,    DECEMBER 31,
                                                                               2000         1999
                                                                             --------    ------------
ASSETS                                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash and cash equivalents                                               $ 18,053     $ 18,222
     Accounts receivable, less allowance for doubtful accounts of
           $9,007 and $9,845 in 2000 and 1999, respectively ...........        82,863       83,467
     Inventories ......................................................        35,420       24,735
     Prepaid expenses and other .......................................        10,961       10,325
     Deferred tax asset ...............................................         6,181        6,363
                                                                             --------     --------
          Total current assets ........................................       153,478      143,112

PROPERTY, PLANT AND EQUIPMENT, net ....................................        81,332       71,098

INTANGIBLES AND GOODWILL, net of accumulated amortization of
     $12,262 and $10,122 in 2000 and 1999, respectively ................      149,216      151,098
OTHER LONG-TERM ASSETS .................................................        5,583        5,943
                                                                             --------     --------
                Total assets ...........................................     $389,609     $371,251
                                                                             --------     --------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt ..............................     $    654     $  2,418
     Current lease obligations .........................................          349          622
     Accounts payable ..................................................       20,944       19,629
     Other accrued liabilities .........................................       22,084       27,793
                                                                             --------     --------
          Total current liabilities ....................................       44,031       50,462

LONG-TERM DEBT .........................................................       84,629       85,078
MINORITY INTEREST ......................................................        1,539        1,290
LONG-TERM LEASE OBLIGATIONS ............................................          262          660
OTHER LONG-TERM LIABILITIES ............................................       21,982       22,250
SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding ...............................           --           --
     Common shares, NLG 0.03 par value; 100,000,000 shares authorized,
         31,583,723 and 30,411,616 issued and outstanding
         at June 30, 2000 and December 31, 1999, respectively ..........          527          515
     Additional paid-in capital ........................................      181,310      162,039
     Retained earnings .................................................       55,329       48,957
                                                                             --------     --------
         Total shareholders' equity ....................................      237,166      211,511
                                                                             --------     --------
              Total liabilities and shareholders' equity ...............     $389,609     $371,251
                                                                             --------     --------

   The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                    2000             1999
                                                ------------     ------------
                                                         (UNAUDITED)

SERVICES ....................................   $     60,030     $     62,371
SALES .......................................         16,588           15,347
                                                ------------     ------------
                                                      76,618           77,718
OPERATING EXPENSES:
     Cost of services .......................         48,605           55,234
     Cost of sales ..........................         13,012           10,171
     General and administrative expenses ....          3,383            2,964
     Depreciation and amortization ..........          3,510            3,895
     Goodwill amortization ..................          1,023            1,110
     Other income, net ......................            158             (974)
                                                ------------     ------------
                                                      69,691           72,400

INCOME BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE .........          6,927            5,318

INTEREST EXPENSE ............................          1,985            1,965
                                                ------------     ------------

INCOME BEFORE INCOME TAX EXPENSE ............          4,942            3,353

INCOME TAX EXPENSE ..........................          1,483            1,107
                                                ------------     ------------

NET INCOME ..................................   $      3,459     $      2,246
                                                ============     ============

PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE ...............   $       0.11     $       0.07
                                                ============     ============

     WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING ......................     30,973,722       30,228,410
                                                ============     ============

     DILUTED EARNINGS PER SHARE .............   $       0.11     $       0.07
                                                ============     ============

     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING ......................     32,135,030       31,068,557
                                                ============     ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                      SIX MONTHS ENDED
                                                           JUNE 30,
                                                    2000              1999
                                                ------------      ------------
                                                         (UNAUDITED)

SERVICES ....................................   $    115,103      $    118,355
SALES .......................................         31,810            28,909
                                                ------------      ------------
                                                     146,913           147,264
OPERATING EXPENSES:
     Cost of services .......................         93,958           105,716
     Cost of sales ..........................         24,294            19,654
     General and administrative expenses ....          6,687             5,711
     Depreciation and amortization ..........          7,209             7,901
     Goodwill amortization ..................          2,047             2,128
     Write-offs and other charges ...........             --            10,670
     Other income, net ......................           (416)           (1,285)
                                                ------------      ------------
                                                     133,779           150,495

INCOME (LOSS) BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE .........         13,134            (3,231)

INTEREST EXPENSE ............................          4,032             3,733
                                                ------------      ------------

INCOME (LOSS) BEFORE INCOME TAX EXPENSE .....          9,102            (6,964)

INCOME TAX EXPENSE (BENEFIT) ................          2,731            (2,298)
                                                ------------      ------------

NET INCOME (LOSS) ...........................   $      6,371      $     (4,666)
                                                ============      ============

PER SHARE INFORMATION:

     BASIC EARNINGS (LOSS) PER SHARE ........   $       0.21      $      (0.16)
                                                ============      ============

     WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING ......................     30,852,778        30,195,309
                                                ============      ============

     DILUTED EARNINGS (LOSS) PER SHARE ......   $       0.20      $      (0.16)
                                                ============      ============

     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING ......................     31,852,475        30,195,309
                                                ============      ============

        The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                       -----------------------
                                                                          2000          1999
                                                                       ---------     ---------
                                                                             (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ...........................................     $  6,371      $ (4,666)
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
         Depreciation and amortization ..........................         7,209         7,901
         Goodwill amortization ..................................         2,047         2,128
         (Gain) loss on sale of fixed assets ....................          (494)            6
     Changes in assets and liabilities:
         Decrease in accounts receivable ........................           604         3,435
         Increase in inventories ................................       (10,685)       (4,065)
         Decrease (increase) in prepaid expenses ................           466          (987)
         Increase (decrease) in accounts payable ................         1,316        (4,801)
         Increase (decrease) in payroll and related costs .......          (741)        3,018
         Increase (decrease) in income tax payable ..............           448        (6,026)
         Increase (decrease) in other accrued expenses ..........        (5,073)        1,755
         Decrease in net deferred tax asset .....................           844           694
         Increase (decrease) in other long-term liabilities .....            (2)          253
         Other ..................................................        (2,557)       (1,312)
                                                                       --------      --------
              Net cash used in operating activities .............          (247)       (2,667)
                                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures .......................................       (18,250)       (9,897)
     Proceeds from sale of fixed assets .........................         1,498           583
     Other ......................................................           276            --
                                                                       --------      --------
         Net cash used in investing activities ..................       (16,476)       (9,314)
                                                                       --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt .................................       (12,376)       (7,318)
     Borrowings under long-term debt ............................        10,290        22,032
     Capital lease obligations, net .............................          (671)           22
     Exercise of stock options ..................................         1,943           685
     Net proceeds from exercise of over-allotment option ........        17,340            --
     Other ......................................................            28          (295)
                                                                       --------      --------
         Net cash provided by financing activities ..............        16,554        15,126
                                                                       --------      --------
NET CHANGE IN CASH ..............................................          (169)        3,145
CASH, beginning of period .......................................        18,222         8,156
                                                                       --------      --------
CASH, end of period .............................................      $ 18,053      $ 11,301
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Balance sheet information as of December 31, 1999 was derived from the 1999 annual audited financial statements and has been restated to reflect acquisitions accounted for as poolings-of-interests (see Note 2). These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1999.

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

2.   ACQUISITIONS

PRODUCTION ENHANCEMENT CORPORATION ACQUISITION

     On June 20, 2000, the Company acquired all of the outstanding shares of Production Enhancement Corporation ("PENCOR"), a privately held company based in Broussard, Louisiana. PENCOR provides fluid phase behavior services used to characterize crude oils, natural gases and other reservoir fluids. The Company issued approximately 275,000 shares, with an estimated market value of $6.1 million, in exchange for all of the outstanding shares of PENCOR and assumed approximately $2.5 million in debt. The transaction was accounted for as a pooling-of-interests.

TOMOSEIS CORPORATION ACQUISITION

     On January 12, 2000, the Company acquired all of the outstanding shares of TomoSeis Corporation ("TomoSeis"), a privately held company based in Houston, Texas. TomoSeis provides detailed reservoir imaging services that are a component of timelapse (4D) seismic and reservoir monitoring programs. The Company issued approximately 232,000 shares, with an estimated market value of $3.8 million, and assumed outstanding stock options exercisable for approximately 396,000 of the Company's common shares. Proceeds from the exercise of these stock options would be approximately $2.1 million. The transaction was accounted for as a pooling-of-interests.

3.   INVENTORIES

     Inventories consist primarily of materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (including direct material, labor and overhead) or estimated net realizable value, if lower, and are reflected net of valuation reserves of $1,385,000 and $1,258,000 at June 30, 2000 and December 31, 1999, respectively.
Inventories consisted of the following (in thousands):

                               JUNE 30,  DECEMBER 31,
                                2000         1999
                               --------  ------------
                                   (UNAUDITED)
Finished goods ...........     $25,469     $17,051
Parts and materials ......       6,928       6,494
Work in process ..........       3,023       1,190
                               -------     -------
                Total ....     $35,420     $24,735
                               -------     -------

4.   INTANGIBLES AND GOODWILL

     Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the fair market value of the net assets acquired in acquisitions accounted for as purchases. Intangibles and goodwill are amortized using the straight-line method over their estimated useful lives. The Company believes that there have been no events or circumstances that warrant revision to the remaining useful lives or which affect the recoverability of intangibles and goodwill. The components of intangibles and goodwill are as follows (in thousands):

                                                       ORIGINAL
                                                         LIFE        JUNE 30,     DECEMBER 31,
                                                       IN YEARS        2000           1999
                                                      ---------     ---------     ------------
                                                                           (UNAUDITED)
Acquired trade secrets ..........................             5     $      48      $      48
Acquired patents, trademarks and trade names ....         10-20         1,848          1,590
Acquired trade name .............................            40         4,614          4,614
Acquired source technology ......................            15           277            277
                                                      ---------     ---------      ---------
         Total intangibles ......................                       6,787          6,529
                                                      ---------     ---------      ---------

Goodwill ........................................          5-10         2,404          2,404
Goodwill ........................................            20         4,517          4,517
Goodwill ........................................            40       147,770        147,770
                                                      ---------     ---------      ---------
         Total goodwill .........................                     154,691        154,691
                                                      ---------     ---------      ---------
              Total intangibles and goodwill ....                     161,478        161,220
Less - accumulated amortization .................                     (12,262)       (10,122)
                                                      ---------     ---------      ---------
                Net intangibles and goodwill ....                   $ 149,216      $ 151,098
                                                      ---------     ---------      ---------

5.   LONG-TERM DEBT

Long-term debt is summarized in the following table (in thousands):

                                         JUNE 30,  DECEMBER 31,
                                           2000        1999
                                         --------  ------------
                                             (UNAUDITED)
Senior Notes .......................     $75,000     $75,000
Credit Facility with a bank group ..       8,000       7,000
Debt assumed from acquired companies       1,302       4,154
Loan notes .........................         899         989
Other indebtedness .................          82         353
                                         -------     -------
         Total debt ................      85,283      87,496
Less - current maturities ..........         654       2,418
                                         -------     -------
         Total long-term debt ......     $84,629     $85,078
                                         =======     =======

     In July 1999, the Company entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At June 30, 2000, approximately $92 million was available for borrowing under the revolving debt facility. Loans under the Credit Facility bear interest at rates which range from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The interest rate in effect at June 30, 2000 was 7.87% and the average for 2000 has been 7.61%. The Credit Facility has no scheduled principal payments prior to its maturity in June 2004.

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

6.   STOCK OFFERING

     On May 31, 2000, the Company successfully completed a public offering in which certain shareholders of the Company sold 4,644,988 of their common shares. In connection with the offering, on June 16, 2000, the underwriters exercised their over-allotment option and purchased 696,748 common shares from the Company, which resulted in net proceeds of $17.3 million. The Company used these proceeds principally to reduce indebtedness and fund capital expenditures.

7.   WRITE-OFFS AND RESTRUCTURING CHARGES

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

RESTRUCTURING CHARGES

      In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. This charge affected each of our operating segments as follows: Reservoir Description - $2.8 million; Production Enhancement - $1.9 million; Reservoir Management - $2.3 million. The Company combined personnel and equipment from eight facilities into one Houston facility. No operations were discontinued. Related charges include severance of approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Approximately 95 of these employees had been terminated as of June 30, 2000. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region. This charge is summarized in the following table (in thousands):

RESTRUCTURING CHARGES

                                                  Lease                                    Asset
                                               Obligations     Severance   Restoration  Write-offs(a)   Other        Total
                                               -----------     ---------   -----------  -------------   ------       ------
Total restructuring charges.................   $     2,983       $  879       $  786       $2,080       $  308       $7,036
Less: Costs incurred through
         December 31, 1999 ..................          515          445           28        2,080          124        3,192
                                               -----------       ------       ------       ------       ------       ------
Accrual remaining ...........................        2,468          434          758           --          184        3,844
Less: Costs incurred for the year
         ended June 30, 2000 ................          264          376          435           --          184        1,259
                                               -----------       ------       ------       ------       ------       ------
Accrual remaining...........................   $     2,204       $   58       $  323       $   --       $   --       $2,585
                                               ===========       ======       ======       ======       ======       ======

(a) The fixed assets and leasehold improvements related to the Houston consolidation were disposed of or abandoned by the end of June 2000. The write-off approximates the carrying amount as these assets no longer have value and have been abandoned or sold for salvage value. Depreciation expense will be reduced by $490 in 2000, $333 in 2001 and $342, thereafter. Also included in this amount were $915 of working capital write-offs related to the restructuring of foreign operations. The asset write-offs attributable to each segment were as follows: Reservoir Description - $1,176; Production Enhancement - $346; Reservoir Management - $558.

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

SEGMENT ANALYSIS

     The Company manages these segments separately due to the different technologies each segment utilizes and requires. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Statements of Operations. The Company evaluates performance based on income or loss from operations before income tax, interest and other non-operating income (expense). Summarized financial information concerning the Company's segments is shown in the following table (in thousands):

                                           THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                          -----------------------------          ----------------------------
                                             2000               1999              2000              1999 (a)
                                          -------------------------------------------------------------------
                                                                     (UNAUDITED)
REVENUES:
Reservoir Description ...............     $  44,576          $  49,880          $  87,516          $  94,117
Production Enhancement ..............        20,254             15,345             39,097             29,696
Reservoir Management ................        11,788             12,493             20,300             23,451
                                          ---------          ---------          ---------          ---------
      Consolidated ..................     $  76,618          $  77,718          $ 146,913          $ 147,264
                                          =========          =========          =========          =========

INCOME (LOSS) BEFORE INTEREST AND
  TAXES:
Reservoir Description ...............     $   5,108          $   4,918          $   8,941          $    (370)
Production Enhancement ..............         2,208              2,510              6,452              3,335
Reservoir Management ................          (826)            (2,672)            (2,611)            (3,028)
Corporate and Other .................           437                562                352             (3,168)
                                          ---------          ---------          ---------          ---------
      Consolidated ..................     $   6,927          $   5,318          $  13,134          $  (3,231)
                                          =========          =========          =========          =========

(a) The income (loss) before interest and taxes for each segment for the six months ended June 30, 1999 have been reduced by write-offs and other charges. The amounts attributable to each segment were as follows: Reservoir Description
- $5,589; Production Enhancement - $956; Reservoir Management - $429. Corporate and other includes $3,696 of merger termination costs related to the proposed GeoScience acquisition. See Note 7 for additional information. "Corporate and Other" represents those items that are not directly related to a particular segment.

9.   EARNINGS PER SHARE

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

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                       ---------------------------    -------------------------
                                           2000           1999           2000           1999
                                        ----------     ----------     ----------     ----------

Weighted average basic
common shares outstanding.............  30,973,722     30,228,410     30,852,778     30,195,309
Effect of dilutive stock options(a)...   1,161,308        840,147        999,697             --
                                        ----------     ----------     ----------     ----------
Weighted average diluted
common shares outstanding ............  32,135,030     31,068,557     31,852,475     30,195,309
                                        ----------     ----------     ----------     ----------

(a) The effect of dilutive stock options totaling 1,019,153 equivalent common shares was not included in the computation of weighted average diluted common shares because the impact of these options was anti-dilutive as a result of the Company's net loss for the six months ended June 30, 1999.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     This discussion includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. The Company's operations are subject to various risk and other factors including, but not limited to:

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

     Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 3,700 employees. We provide our services to the world's major, national and independent oil companies.

RESULTS OF OPERATIONS

     Service revenues for the second quarter of 2000 decreased $2.3 million, or 4%, from the same period last year. Service revenues for the six months ended June 30, 2000 decreased $3.3 million, or 3%, compared to the same period last year. Included in the three and six month periods ended June 30, 1999, were $5.5 million and $11.2 million, respectively, of revenues attributable to our environmental testing assets which were sold at the end of the third quarter of 1999. Excluding these revenues, total service revenues increased $3.2 million, or 6% for the second quarter of 2000, and $7.9 million, or 8%, for the six months ended June 30, 2000, compared to the same periods last year. The increase was due to improved industry conditions.

     Cost of services expressed as a percentage of service revenue were 81% and 82%, respectively, for the three and six month periods ended June 30, 2000 compared to 89% for the comparable periods in 1999. The Company's restructuring plan of consolidating offices and reducing personnel, together with an improving industry environment, helped improve our service margins.

     Sales revenues for the second quarter of 2000 increased $1.2 million to $16.6 million, or 8%, from the same period last year. Sales revenues for the six months ended June 30, 2000 increased $2.9 million to $31.8 million, or 10%, compared to the same period last year. The increased demand for our well completion and stimulation technologies, which began in the latter part of 1999, continued through the second quarter of 2000.

     Cost of sales in the second quarter of 2000 increased $2.8 million to 78% of sales revenue as compared to 66% in the same period last year. For the six months ended June 30, 2000, cost of sales increased $4.6 million to 76% of sales revenues compared to 68% for the same period in 1999. The increase in cost of sales was primarily due to the completion of a higher percentage of North American projects with lower margins as well as higher expenses associated with the expansion of well completion technologies in Canada and the Asia Pacific region.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. General and administrative expenses for the three and six month periods ended June 30, 2000 increased $0.4 million, and $1.0 million, respectively, as compared to the corresponding periods in 1999. The increase was primarily a result of higher personnel and information systems costs incurred to improve our efficiencies and provide additional services to our operating subsidiaries. General and administrative expenses as a percentage of revenues remained below 5% of revenues for both periods.

     Depreciation and amortization expense decreased $0.4 million and $0.7 million, respectively, for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. Although we had $18.3 million of capital expenditures in the six month period ended June 30, 2000, the additional depreciation expense relating to these capital expenditures was more than offset by the effect of the depreciation attributable to assets which had become fully depreciated in 1999 and our environmental testing assets which were sold in the third quarter of 1999.

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

     In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. This charge affected each of our operating segments as follows: Reservoir Description - $2.8 million; Production Enhancement - $1.9 million; Reservoir Management - $2.3 million. The Company combined personnel and equipment from eight facilities into one Houston facility. No operations were discontinued and the Company expects its revenues to be largely unaffected by this facility consolidation. The move was completed in the second quarter of 2000. Related charges include severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Approximately 95 of these employees had been terminated as of June 30, 2000. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region. Cash required for the costs incurred through June 30, 2000 of $2.4 million, excluding asset write-offs, was funded from operating activities. The Company anticipates that the remaining costs will also be funded through cash from operating activities. This charge is summarized in the following table (in thousands):

RESTRUCTURING CHARGES

                                                Lease                                   Asset
                                             Obligations    Severance  Restoration  Write-offs(a) Other      Total
                                             -----------    ---------  -----------  ------------- ------     ------
Total restructuring charges................. $     2,983     $  879      $  786        $2,080     $  308     $7,036
Less: Costs incurred through
         December 31, 1999 ..................        515        445          28         2,080        124      3,192
                                              ----------     ------      ------        ------     ------     ------
Accrual remaining ...........................      2,468        434         758            --        184      3,844
Less: Costs incurred for the year
         ended June 30, 2000 ................        264        376         435            --        184      1,259
                                              ----------     ------      ------        ------     ------     ------
Accrual remaining........................... $     2,204     $   58      $  323        $   --     $   --     $2,585
                                              ==========     ======      ======        ======     ======     ======

(a) The fixed assets and leasehold improvements related to the Houston consolidation were disposed of or abandoned by the end of June 2000. The write-off approximates the carrying amount as these assets no longer have value and have been abandoned or sold for salvage value. Depreciation expense will be reduced by $490 in 2000, $333 in 2001 and $342 thereafter. Also included in this amount were $915 of working capital write-offs related to the restructuring of foreign operations. The asset write-offs attributable to each segment were as follows: Reservoir Description - $1,176; Production Enhancement - $346; Reservoir Management - $558.

     For the six month period ended June 30, 2000, interest expense increased $0.3 million, or 8%, compared to the same period in 1999. Although average borrowings were lower in 2000, this was more than offset by the effect of higher interest rates both from rising market rates and higher rates associated with the senior notes.

     The Company's effective income tax rate was approximately 30% for the three months and six months ended June 30, 2000 as compared to 33% for the three months and six months ended June 30, 1999. The decrease was due to increased earnings from operations in tax jurisdictions with lower marginal tax rates.

SEGMENT ANALYSIS
(in thousands)                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------   -------------------------
                                                                     2000          1999          2000           1999(a)
                                                                   --------      --------      ---------      ---------
                                                                                      (UNAUDITED)
REVENUES:
Reservoir Description ........................................     $ 44,576      $ 49,880      $  87,516      $  94,117
Production Enhancement .......................................       20,254        15,345         39,097         29,696
Reservoir Management .........................................       11,788        12,493         20,300         23,451
                                                                   --------      --------      ---------      ---------
      Consolidated ...........................................     $ 76,618      $ 77,718      $ 146,913      $ 147,264
                                                                   ========      ========      =========      =========

INCOME (LOSS) BEFORE INTEREST AND TAXES AND
UNUSUAL CHARGES:
Reservoir Description ........................................     $  5,108      $  4,918      $   8,941      $   5,219
Production Enhancement .......................................        2,208         2,510          6,452          4,291
Reservoir Management .........................................         (826)       (2,672)        (2,611)        (2,599)
Corporate and Other ..........................................          437           562            352            528
                                                                   --------      --------      ---------      ---------
      Consolidated ...........................................     $  6,927      $  5,318      $  13,134      $   7,439
                                                                   ========      ========      =========      =========

(a) The income (loss) before interest and taxes for the six months ended June 30, 1999 exclude unusual charges totaling $10,670. The unusual charges attributable to each segment were as follows: Reservoir Description - $5,589; Production Enhancement - $956; Reservoir Management - $429. Corporate and other excludes $3,696 of merger termination costs related to the proposed GeoScience acquisition. "Corporate and Other" represents those items that are not directly related to a particular segment.

RESERVOIR DESCRIPTION

     Revenues for the Reservoir Description segment were $44.6 million for the second quarter of 2000 compared to $49.9 million in the second quarter of 1999. Revenues for the six month period ended June 30, 2000 were $87.5 million compared to $94.1 million in the same period last year. Included in the three and six month periods ended June 30, 1999 were $5.4 million and $11.2 million, respectively, of revenues attributable to our environmental testing assets. These assets were sold at the end of the third quarter of 1999.

     Income before interest, taxes and unusual charges increased by $0.2 million in the second quarter of 2000 and $3.7 million in the six months ended June 30, 2000, compared to the same period in 1999. The increase was due to higher revenues and improved margins of our crude oil and petroleum characterization services.

PRODUCTION ENHANCEMENT

     Revenues from the Production Enhancement segment were $20.3 million in the second quarter of 2000 compared to $15.3 in the same period in the prior year, an increase of 32%. For the six months ended June 30, 2000, revenues increased $9.4 million to $39.1 million, also an increase of 32%. These increases were due to increased demand for our well completion and stimulation technologies. Although earnings before interest, taxes and unusual charges in the second quarter of 2000 were down slightly by $0.3 million compared to last year, this segment showed improvement for the comparable six month period with an increase in earnings before interest, taxes and unusual charges of $2.2 million.

RESERVOIR MANAGEMENT

     Revenues from the Reservoir Management segment in the second quarter of 2000 and the six months ended June 30, 2000 declined $0.7 million and $3.2 million, respectively compared to the same periods in 1999. The demand for seismic-related services has not recovered in line with the general recovery in the oil and gas industry.

     However, our continuing efforts to reduce our cost structure resulted in a significant reduction of the losses in this segment in the second quarter of 2000. The loss before interest, taxes and unusual charges for that period was $0.8 million compared to a loss of $2.7 million in the second quarter of 1999. The loss before interest, taxes and unusual charges for the comparable six month periods was relatively consistent at $2.6 million in each year. We continue to seek improvement in the results of this segment.

LIQUIDITY AND CAPITAL RESOURCES

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     During the six month period ended June 30, 2000, the Company's operating use of cash was $0.2 million compared to a use of cash of $2.7 million from the corresponding period in 1999. At June 30, 2000, the Company had working capital of $109.4 million (of which $18.1 million was cash and short-term investments) and a current ratio of 3.5 to 1.0, compared to working capital of $92.7 million (of which $18.2 million was cash and short-term investments) and a current ratio of 2.8 to 1.0 at December 31, 1999. The Company is a Netherlands holding company that conducts substantially all of its operations through subsidiaries. Consequently, the Company's cash flow is dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company.

     The Company's investing activities used $16.5 million in 2000 and $9.3 million in 1999. The majority of our investing activities were comprised of capital expenditures. Cash outlays for the facility consolidation in Houston was included in capital expenditures of $18.3 million for the six month period ended June 30, 2000. This facility consolidation is expected to contribute to a reduction in annual operating expenses.

     Cash flows from financing activities provided $16.6 million in 2000 and $15.1 million in 1999. Net borrowings were the primary source of cash provided by financing activities in 1999. On May 31, 2000, the Company successfully completed a public offering in which certain shareholders of the Company sold 4,644,988 of their common shares. In connection with the offering, on June 16, 2000, the underwriters exercised their over-allotment option and purchased 696,748 common shares from the Company, which resulted in net proceeds of $17.3 million. The proceeds were used principally to reduce indebtedness and fund capital expenditures.

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

                             CORE LABORATORIES N.V.
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. The Company's exposure to market risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, have historically not been material to the Company. During 1999, the Company issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans. This significantly reduced the Company's exposure to future increases in interest rates. This section should be read in conjunction with "Note 5 - Long-Term Debt" of the Notes to Consolidated Financial Statements.

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

ITEM 2. CHANGES IN SECURITIES.

     Disclosure related to the recent issuance of common shares in connection with acquisitions is included in Note 2 of the Notes to Consolidated Financial Statements. With respect to the shares issued, the Company relied on exemption from registration under Section 4 (2) of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Stockholders voting at the Annual Meeting on May 25, 2000, and by proxy, elected ten members (each, a "Supervisory Director") to the Board of Supervisory Directors of the Company (the "Supervisory Board"), consisting of (i) David M. Demshur; (ii) Rene R. Joyce (iii) Timothy J. Probert; (iv) Jacobus Schouten, as Class I Supervisory Directors, (i) Bob G. Agnew; (ii) D. John Ogren; (iii) Joseph R. Perna, as Class II Supervisory Directors and (i) Richard L. Bergmark;
(ii) Alexander Vriesendorp; (iii) Stephen D. Weinroth, as Class III Supervisory Directors, to serve until the annual meeting of shareholders in 2003, 2002 and 2001, respectively, and until their successors shall have been duly elected and qualified.

     The vote tabulation for the individual Directors was as follows:

        Director                      Shares for              Shares Withheld
        --------                      ----------              ---------------
        David M. Demshur               17,818,961                   29,855
        Rene R. Joyce                  17,818,961                   29,855
        Timothy J. Probert             17,818,961                   29,855
        Jacobus Schouten               17,818,961                   29,855
        Bob G. Agnew                   17,818,361                   30,455
        D. John Ogren                  17,818,961                   29,855
        Joseph R. Perna                17,817,861                   30,955
        Richard L. Bergmark            17,818,961                   29,855
        Alexander Vriesendorp          17,818,961                   29,855
        Stephen D. Weinroth            17,818,561                   30,255

     Voting stockholders also confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 1999. The proposal was approved by 17,717,257 votes for, 15,950 votes against, with 115,609 abstentions.

     Voting shareholders approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until November 24, 2001, at a price not more than $200 per share. The proposal was approved by 17,156,406 votes in favor, 19,363 votes against with 673,047 abstentions.

     Voting shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) on common and/or preferred shares of the Company until May 24, 2005. The proposal was approved by 16,818,863 votes in favor, 331,124 votes against, with 698,829 abstentions.

     Voting shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of common shares of the Company until May 24, 2005. The proposal was approved by 16,829,799 votes in favor, 344,298 votes against, with 674,719 abstentions.

     Voting shareholders approved to amend the Company's 1995 Long-Term Incentive Plan to increase the number of common shares available for issuance under the plan by an aggregate of 2,500,000 shares. The proposal was approved by 11,642,071 votes in favor, 5,506,287 votes against, with 700,458 abstentions.

     Voting shareholders approved to amend the Company's 1995 Non-employee Director Stock Option Plan to increase the number of common shares available for issuance under the plan by an aggregate of 500,000 shares. The proposal was approved by 16,711,100 votes in favor, 440,353 votes against, with 697,363 abstentions.

     Voting shareholders ratified and approved the appointment of Arthur Andersen LLP as the Company's independent public auditor for the fiscal year ending December 31, 2000. The proposal was approved by 17,710,218 votes in favor, 28,237 votes against, with 110,361 abstentions.

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


                                     CORE LABORATORIES N.V.
                                     by:  Core Laboratories International B.V.



Dated: August 14, 2000               By:   /s/ Randall D. Keys
                                        --------------------------------------
                                        Randall D. Keys
                                        Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27.1            Financial Data Schedule