Form 10-Q
period 2000-09-30
CORE LABORATORIES N V
filed 2000-11-13
CIK 1000229

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

                    For the quarterly period ended September 30, 2000

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

     Yes     X     No
         --------     ------

     The number of common shares of the Registrant, par value NLG 0.03 per share, outstanding at November 10, 2000 was 31,688,698.

================================================================================

CORE LABORATORIES N.V.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

INDEX

                                                                                                          Page
Part I -- Financial Information

     Item 1 -- Financial Statements

         Consolidated Balance Sheets at September 30, 2000 and December 31, 1999.....................      1
         Consolidated Statements of Operations for the Three Months Ended
              September 30, 2000 and 1999............................................................      2
         Consolidated Statements of Operations for the Nine Months Ended
              September 30, 2000 and 1999............................................................      3
         Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2000 and 1999............................................................      4
         Notes to Consolidated Financial Statements..................................................      5
     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................     11
     Item 3-- Quantitative & Qualitative Disclosures of Market Risk..................................     16


Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     17

     Item 2-- Changes in Securities..................................................................     17

     Item 3-- Defaults upon Senior Securities........................................................     17

     Item 4-- Submission of Matters to a Vote of Security Holders....................................     17

     Item 5-- Other Information......................................................................     17

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     17

Signature     .......................................................................................     18


CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

                                                                                        September 30,    December 31,
                                                                                             2000            1999
                                                                                        -------------    ------------
ASSETS                                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   13,828        $   18,222
     Accounts receivable, less allowance for doubtful accounts of
           $9,399 and $9,845 in 2000 and 1999, respectively......................           92,583            83,467
     Inventories ................................................................           36,290            24,735
     Prepaid expenses and other..................................................           10,093            10,325
     Deferred tax asset..........................................................            5,372             6,363
                                                                                        ----------        ----------
        Total current assets.....................................................          158,166           143,112

PROPERTY, PLANT AND EQUIPMENT, net...............................................           81,363            71,098

INTANGIBLES AND GOODWILL, net of accumulated amortization of
     $13,393 and $10,122 in 2000 and 1999, respectively..........................          147,473           151,098
OTHER LONG-TERM ASSETS...........................................................            5,706             5,943
                                                                                        ----------        ----------

              Total assets.......................................................       $  392,708        $  371,251
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt........................................       $      980        $    1,668
     Current lease obligations...................................................              291             1,372
     Accounts payable............................................................           20,138            19,629
     Other accrued liabilities...................................................           18,030            27,765
                                                                                        ----------        ----------
        Total current liabilities................................................           39,439            50,434

LONG-TERM DEBT ..................................................................           86,200            85,078
MINORITY INTEREST................................................................            1,722             1,290
LONG-TERM LEASE OBLIGATIONS......................................................              250               660
OTHER LONG-TERM LIABILITIES......................................................           21,714            22,250
SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................               --                --
     Common shares, NLG 0.03 par value; 100,000,000 shares authorized,
         31,682,273 and 30,688,250 issued and outstanding
         at September 30, 2000 and December 31, 1999, respectively...............              527               515
     Additional paid-in capital..................................................          181,815           162,067
     Retained earnings...........................................................           61,041            48,957
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          243,383           211,539
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  392,708        $  371,251
                                                                                        ==========        ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                        -----------------------------
                                                                                           2000              1999
                                                                                        ----------       ------------
                                                                                                (Unaudited)

SERVICES........................................................................        $    62,908      $     65,613
SALES...........................................................................             22,069            15,326
                                                                                        -----------      ------------
                                                                                             84,977            80,939
OPERATING EXPENSES:
     Cost of services............................................................            48,634            50,655
     Cost of sales...............................................................            18,234            11,898
     General and administrative expenses ........................................             3,441             2,980
     Depreciation and amortization...............................................             3,786             4,217
     Goodwill amortization.......................................................             1,033             1,023
     Other (income) expense, net.................................................              (374)              413
                                                                                      -------------     -------------
                                                                                             74,754            71,186
INCOME BEFORE INTEREST EXPENSE
       AND INCOME TAX EXPENSE....................................................            10,223             9,753

INTEREST EXPENSE.................................................................             2,062             2,311
                                                                                      -------------     -------------
INCOME BEFORE INCOME TAX EXPENSE.................................................             8,161             7,442

INCOME TAX EXPENSE...............................................................             2,448             2,384
                                                                                      -------------     -------------
NET INCOME.......................................................................     $       5,713     $       5,058
                                                                                      =============     =============
PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE....................................................     $        0.18     $        0.17
                                                                                      =============     =============
     WEIGHTED AVERAGE BASIC COMMON
               SHARES OUTSTANDING................................................        31,672,014        30,401,118
                                                                                      =============     =============

     DILUTED EARNINGS PER SHARE..................................................     $        0.18     $        0.16
                                                                                      =============     =============
     WEIGHTED AVERAGE DILUTED COMMON
               SHARES OUTSTANDING................................................        32,612,231        31,487,391
                                                                                      =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                        -----------------------------
                                                                                           2000              1999
                                                                                        ----------       ------------
                                                                                                (Unaudited)

SERVICES........................................................................       $    178,011    $      187,103
SALES...........................................................................             53,879            41,100
                                                                                        -----------      ------------
                                                                                            231,890           228,203
OPERATING EXPENSES:
     Cost of services............................................................           142,592           156,371
     Cost of sales...............................................................            42,528            31,552
     General and administrative expenses ........................................            10,128             8,691
     Depreciation and amortization...............................................            10,995            12,118
     Goodwill amortization.......................................................             3,080             3,151
     Write-offs and other charges................................................                 -            10,670
     Other income, net...........................................................              (790)             (872)
                                                                                       ------------      ------------
                                                                                            208,533           221,681
INCOME BEFORE INTEREST EXPENSE
       AND INCOME TAX EXPENSE....................................................            23,357             6,522

INTEREST EXPENSE.................................................................             6,094             6,044
                                                                                      -------------     -------------
INCOME BEFORE INCOME TAX EXPENSE.................................................            17,263               478

INCOME TAX EXPENSE...............................................................             5,179                86
                                                                                      -------------     -------------
NET INCOME.......................................................................     $      12,084     $         392
                                                                                      =============     =============
PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE....................................................     $        0.39     $        0.01
                                                                                      =============     =============
     WEIGHTED AVERAGE BASIC COMMON
               SHARES OUTSTANDING................................................        31,135,307        30,265,754
                                                                                      =============     =============

     DILUTED EARNINGS PER SHARE..................................................     $        0.37     $        0.01
                                                                                      =============     =============
     WEIGHTED AVERAGE DILUTED COMMON
               SHARES OUTSTANDING................................................        32,330,541        31,293,404
                                                                                      =============     =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                        ---------------------------
                                                                                           2000            1999
                                                                                        -----------     -----------
                                                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..................................................................       $    12,084    $        392
     Adjustments to reconcile net income to net cash provided
         by (used in) operating activities:
         Depreciation and amortization...........................................            10,995          12,118
         Goodwill amortization...................................................             3,080           3,151
         Gain on sale of fixed assets............................................              (495)           (209)
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable..............................            (9,373)          4,562
         Increase in inventories.................................................           (11,555)         (7,438)
         Decrease in prepaid expenses............................................               228           2,003
         Increase (decrease) in accounts payable.................................               510          (4,446)
         Increase (decrease) in payroll and related costs........................              (306)          5,741
         Increase (decrease) in income tax payable...............................               936          (3,298)
         Decrease in other accrued expenses......................................           (10,388)         (5,370)
         (Increase) decrease in net deferred tax asset...........................             1,129          (1,029)
         Increase (decrease) in other long-term liabilities......................               203             (27)
         Other...................................................................             2,206          (2,388)
                                                                                        -----------     -----------
              Net cash provided by (used in) operating activities................              (746)          3,762
                                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................           (25,362)        (16,618)
     Acquisitions, net of cash acquired..........................................                 -           3,945
     Proceeds from sale of fixed assets..........................................             2,211             776
     Other ......................................................................               508               -
                                                                                        -----------     -----------
         Net cash used in investing activities...................................           (22,643)        (11,897)
                                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt..................................................           (19,445)        (84,677)
     Borrowings under long-term debt.............................................            20,597         102,406
     Capital lease obligations, net..............................................            (1,491)           (496)
     Net proceeds from exercise of over-allotment................................            17,303               -
     Exercise of stock options...................................................             2,457           1,102
     Other.......................................................................              (426)           (909)
                                                                                        ------------    -----------
         Net cash provided by financing activities...............................            18,995          17,426
                                                                                        -----------     -----------
NET CHANGE IN CASH...............................................................            (4,394)          9,291
CASH, beginning of period........................................................            18,222           8,156
                                                                                        -----------     -----------
CASH, end of period..............................................................       $    13,828     $    17,447
                                                                                        ===========     ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CORE LABORATORIES N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of the Company and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Balance sheet information as of December 31, 1999 was derived from the 1999 annual audited financial statements and has been restated to reflect acquisitions accounted for as poolings-of-interests (see
Note 2). These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 1999.

Recent Pronouncements

     In June 1998, Statement of Financial  Accounting  Standards ("SFAS")
No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued and was subsequently amended by SFAS No. 137, which delayed its effective date. In June 2000, SFAS No. 138 which amended SFAS No. 133 with regards to specific hedging risks and derivative instruments was issued. SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments including certain derivative instruments embedded in other contracts). The Company does not enter, or intend to enter, into derivative instruments. Accordingly, adoption of SFAS No. 133 is not expected to have an impact on the Company's financial position or operational results.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements and requires disclosure of a company's revenue recognition policy. An amendment in June 2000 delayed the effective date until the fourth quarter of 2000. The Company does not believe that the adoption of SAB 101 will have a material impact on the Company's financial position or operational results.

2.   ACQUISITIONS

Production Enhancement Corporation Acquisition

     On June 20, 2000, the Company acquired all of the outstanding shares of Production Enhancement Corporation ("PENCOR"), a privately held company based in

Broussard, Louisiana. PENCOR provides fluid phase behavior services used to characterize crude oils, natural gases and other reservoir fluids. The Company issued approximately 275,000 shares, with an estimated market value of $6.1 million, in exchange for all of the outstanding shares of PENCOR and assumed approximately $2.5 million in debt. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of PENCOR.

TomoSeis Corporation Acquisition

     On January 12, 2000, the Company acquired all of the outstanding shares of TomoSeis Corporation ("TomoSeis"), a privately held company based in Houston, Texas. TomoSeis provides detailed reservoir imaging services that are a component of timelapse (4D) seismic and reservoir monitoring programs. The Company issued approximately 232,000 shares, with an estimated market value of $3.8 million, and assumed outstanding stock options exercisable for approximately 396,000 of the Company's common shares. Proceeds from the exercise of these stock options would be approximately $2.1 million. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, the Company's consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of TomoSeis.

3.   INVENTORIES

     Inventories consist primarily of materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (including direct material, labor and overhead) or estimated net realizable value, if lower, and are reflected net of valuation reserves of $1,235,000 and $1,258,000 at September 30, 2000 and December 31, 1999,
respectively. Inventories consisted of the following (in thousands):

                                      September 30,               December 31,
                                          2000                        1999
                                   -----------------           -----------------
                                                    (Unaudited)
Finished goods................     $          25,724           $          17,051
Parts and materials...........                 7,636                       6,494
Work in process...............                 2,930                       1,190
                                   -----------------           -----------------
                Total.........     $          36,290           $          24,735
                                   =================           =================

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

  Intangibles and Goodwill

                                                         ORIGINAL
                                                           LIFE        SEPTEMBER 30,   DECEMBER 31,
                                                         IN YEARS          2000           1999
                                                        ---------      ------------    ------------
                                                                               (UNAUDITED)

  Acquired trade secrets...........................          5         $         48    $         48
  Acquired patents, trademarks and trade names.....        10-20              2,014           1,590
  Acquired trade name..............................         40                4,614           4,614
  Acquired source technology.......................         15                  277             277
                                                                       ------------    ------------
           Total intangibles.......................                           6,953           6,529
                                                                       ------------    ------------

  Goodwill.........................................        5-10               2,404           2,404
  Goodwill.........................................         20                3,739           4,517
  Goodwill.........................................         40              147,770         147,770
                                                                       ------------    ------------
           Total goodwill..........................                         153,913         154,691
                                                                       ------------    ------------
                Total intangibles and goodwill.....                         160,866         161,220
  Less - accumulated amortization..................                          13,393          10,122
                                                                       ------------    ------------
                     Net intangibles and goodwill..                    $    147,473    $    151,098
                                                                       ============    ============


5.  LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

                                                                    September 30,         December 31,
                                                                         2000                  1999
                                                                  -----------------     -----------------
                                                                                (Unaudited)
    Senior Notes..........................................        $          75,000     $          75,000
    Credit Facility with a bank group.....................                   11,000                 7,000
    Debt assumed from acquired companies..................                      219                 3,418
    Loan notes............................................                      892                   989
    Other indebtedness....................................                       69                   339
                                                                  -----------------     -----------------
             Total debt...................................                   87,180                86,746
    Less - current maturities.............................                      980                 1,668
                                                                  -----------------     -----------------
             Total long-term debt.........................        $          86,200     $          85,078
                                                                  =================     =================

     In July 1999, the Company entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At September 30, 2000, approximately $89 million was available for borrowing under the Credit Facility. Loans under the Credit

Facility bear interest at rates which range from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The interest rate in effect at September 30, 2000 was 7.89% and the average for 2000 has been 8.14%. The Credit Facility has no scheduled principal payments prior to its maturity in June 2004.

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

6.   STOCK OFFERING

     On May 31, 2000, the Company completed a public offering in which certain shareholders of the Company sold 4,644,988 of their common shares. In connection with the offering, on June 16, 2000, the underwriters exercised their over-allotment option and purchased 696,748 common shares from the Company, which resulted in net proceeds of $17.3 million. The Company used these proceeds principally to reduce indebtedness and fund capital expenditures.

7.   WRITE-OFFS AND RESTRUCTURING CHARGES

Write-offs and Other Charges

      In the first quarter of 1999, the Company recorded write-offs and other charges totaling $10.7 million. This amount included $4.4 million of asset write-offs, $2.6 million related to facility closures and personnel reductions, and $3.7 million associated with the termination of the proposed acquisition of GeoScience Corp. The asset write-offs consisted primarily of uncollectible accounts receivable in the former Soviet Union and other Eastern Hemisphere locations, due to economic instability in the region, as well as adjustments to the net realizable value of certain inventory and other current asset amounts. The facility closures consisted primarily of the shutdown of the Company's environmental testing laboratory in Edison, New Jersey, the Saybolt Western Hemisphere administrative office and a substantial reduction in the Company's Venezuelan work force. These actions, which affected a total of 47 employees, were substantially complete as of April 30, 1999. The termination settlement included the forgiveness of $3.0 million in working capital advances made by the Company to GeoScience Corp.

Restructuring Charges

      In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. This charge affected each of our operating segments as follows: Reservoir Description - $2.8 million; Production Enhancement - $1.9 million; Reservoir Management - $2.3 million. The Company combined personnel and equipment from eight facilities into one Houston facility. No operations were discontinued. Related charges include severance of approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Substantially all such employees had been terminated as of June

30, 2000. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region. This charge is summarized in the following table (in thousands):

Restructuring Charges

                                                                                  Asset
                                            Lease                                Write-
                                         Obligations   Severance   Restoration   offs(a)    Other     Total
                                         -----------   ---------   -----------   -------   -------   -------
Total restructuring charges.............    $  2,983     $   879       $   786   $ 2,080   $   308   $ 7,036
Less: Costs incurred through
         December 31, 1999..............         515         445            28     2,080       124     3,192
                                             -------     -------       -------   -------   -------   -------
Accrual remaining.......................       2,468         434           758         -       184     3,844
Less: Costs incurred through
         September 30, 2000.............       1,325         434           646         -       184     2,589
                                             -------     -------       -------   -------   -------   -------
Accrual remaining.......................     $ 1,143     $     -        $  112   $     -   $     -   $ 1,255
                                             =======     =======       =======   =======   =======   =======

(a) The fixed assets and leasehold improvements relating to the Houston consolidation were disposed of or abandoned by the end of June 2000. The write-off approximates the carrying amount as these assets no longer have value and have been abandoned or sold for salvage value. Depreciation expense will be reduced by $490 in 2000, $333 in 2001 and $342, thereafter. Also included in this amount were $915 of working capital write-offs relating to the restructuring of foreign operations. The asset write-offs attributable to each segment were as follows: Reservoir Description - $1,176; Production Enhancement
- $346; Reservoir Management - $558.

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


Segment Analysis

      The Company manages these segments separately due to the different technologies each segment utilizes and requires. Results of these segments are presented below using the same accounting policies as those used to prepare the Consolidated Statements of Operations. The Company evaluates performance based on income or loss from operations before income tax, interest and other non-operating income (expense). Summarized financial information concerning the Company's segments is shown in the following table (in thousands):

     Segment Analysis

                                                   Three months ended September 30,      Nine months ended September 30,
                                                   --------------------------------      --------------------------------
                                                          2000            1999                2000            1999 (a)
                                                   --------------    --------------      --------------    --------------
                                                                                (Unaudited)
     Revenues:
     Reservoir Description.......................  $       45,774    $       51,681      $      133,290    $      145,798
     Production Enhancement......................          27,469            17,187              66,566            46,883
     Reservoir Management........................          11,734            12,071              32,034            35,522
                                                   --------------    --------------      --------------    --------------
           Consolidated..........................  $       84,977    $       80,939      $      231,890    $      228,203
                                                   ==============    ==============      ==============    ==============

     Income (Loss) Before Interest and Taxes:
     Reservoir Description.......................  $        5,761    $        7,010      $       14,702    $        6,640
     Production Enhancement......................           4,427             2,419              10,879             5,754
     Reservoir Management........................              62               100              (2,549)           (2,928)
     Corporate and Other.........................             (27)              224                 325            (2,944)
                                                   --------------    --------------      --------------    --------------
           Consolidated..........................  $       10,223    $        9,753      $       23,357    $        6,522
                                                   ==============    ==============      ==============    ==============

(a) The income (loss) before interest and taxes for each segment for the nine months ended September 30, 1999 have been reduced by write-offs and other charges totaling $10,670. The amounts attributable to each segment were as follows: Reservoir Description - $5,589; Production Enhancement - $956; Reservoir Management - $429. Corporate and other includes $3,696 of merger termination costs related to the proposed GeoScience acquisition. See Note 7 for additional information. "Corporate and Other" represents those items that are not directly related to a particular segment.


9.   EARNINGS PER SHARE

     The Company presents earnings per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which requires dual presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the net additional shares which would be issued if all dilutive stock options outstanding were exercised.

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:


                                                   Three months ended September 30,      Nine months ended September 30,
                                                   --------------------------------      --------------------------------
                                                          2000            1999                2000              1999
                                                   --------------    --------------      --------------    --------------
Weighted average basic common
   shares outstanding.......................           31,672,014        30,401,118          31,135,307        30,265,754
Effect of dilutive stock options............              940,217         1,086,273           1,195,234         1,027,650
                                                   --------------    --------------      --------------    --------------
Weighted average diluted
   common shares outstanding................           32,612,231        31,487,391          32,330,541        31,293,404
                                                   ==============    ==============      ==============    ==============

CORE LABORATORIES N.V.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 3,750 employees. We provide our services to the world's major, national and independent oil companies.

Results of Operations

     Service revenues for the third quarter of 2000 decreased $2.7 million, or 4%, from the same period last year. Service revenues for the nine months ended September 30, 2000 decreased $9.1 million, or 5%, compared to the same period last year. Included in the three and nine month periods ended September 30, 1999, were $6.7 million and $17.9 million, respectively, of revenues attributable to our environmental testing assets which were sold at the end of the third quarter of 1999. Excluding these revenues, total service revenues increased $3.9 million, or 7%, for the third quarter of 2000, and $8.8 million, or 5%, for the nine months ended September 30, 2000, compared to the same periods last year. This increase was due to improved industry conditions in the United States as well as continued expansion into new markets in the former Soviet Union, coupled with the expansion of several deepwater projects in the Gulf of Mexico.

     Cost of services expressed as a percentage of service revenue were 77% and 80%, respectively, for the three and nine month periods ended September 30, 2000 compared to 77% and 84% for the comparable periods in 1999. The Company's restructuring plan of consolidating offices and reducing personnel, together with an improving industry environment, helped improve our service margins.

     Sales revenues for the third quarter of 2000 increased $6.7 million, or 44%, to $22.1 million from the same period in the prior year. Sales revenues for the nine months ended September 30, 2000 increased $12.8 million, or 31%, to $53.9 million compared to the same period in the prior year. The increased demand for our well completion and stimulation technologies, which began in the latter part of 1999, continued through the third quarter of 2000.

     Cost of sales in the third quarter of 2000 increased $6.3 million to 83% of sales revenue as compared to 78% in the same period last year. For the nine months ended September 30, 2000, cost of sales increased $11.0 million to 79% of sales revenues compared to 77% for the same period in 1999. The increase in cost of sales was primarily due to the completion of a higher percentage of North American projects with lower margins as well as higher expenses associated with the expansion of well completion technologies in Canada and the Asia Pacific region.

     General and administrative expenses are comprised of corporate management and centralized administrative and marketing services which benefit our operating subsidiaries. General and administrative expenses for the three and nine month periods ended September 30, 2000 increased $0.5 million, and $1.4 million, respectively, as compared to the corresponding periods in 1999. The increase was primarily a result of higher personnel, information systems and marketing costs incurred to improve our efficiencies and provide additional services to our operating subsidiaries. General and administrative expenses as a percentage of revenues remained below 5% of revenues for all periods.

     Depreciation and amortization expense decreased $0.4 million and $1.1 million, respectively, for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. Although we had $25.4 million of capital expenditures in the nine month period ended September 30, 2000, the additional depreciation expense relating to these capital expenditures was more than offset by the effect of the depreciation attributable to assets which had become fully depreciated in 1999 and our environmental testing assets which were sold in the third quarter of 1999.

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

     In the fourth quarter of 1999, the Company recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of the Company's operations. This charge affected each of our operating segments as follows: Reservoir Description - $2.8 million; Production Enhancement - $1.9 million; Reservoir Management - $2.3 million. The Company combined personnel and equipment from eight facilities into one Houston facility. No operations were discontinued and the Company expects its revenues to be largely unaffected by this facility consolidation. The move was completed in the second quarter of 2000. Related charges include severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Substantially all of these employees had been terminated as of June 30, 2000. The Company also reorganized its operations in Canada and Mexico, consolidated certain service lines and is further centralizing its operations in Latin America, Europe and the Asia-Pacific region. Cash required for the costs incurred through September 30, 2000 of $3.7 million, excluding asset write-offs, was funded from operating activities. The Company anticipates that the remaining costs will also be funded through cash from operating activities. This charge is summarized in the following table (in thousands):

Restructuring Charges

                                                                                  Asset
                                            Lease                                Write-
                                         Obligations   Severance   Restoration   offs(a)    Other     Total
                                         -----------   ---------   -----------   -------   -------   -------
Total restructuring charges.............    $  2,983     $   879       $   786   $ 2,080   $   308   $ 7,036
Less: Costs incurred through
         December 31, 1999..............         515         445            28     2,080       124     3,192
                                             -------     -------       -------   -------   -------   -------
Accrual remaining.......................       2,468         434           758         -       184     3,844
Less: Costs incurred through
         September 30, 2000.............       1,325         434           646         -       184     2,589
                                             -------     -------       -------   -------   -------   -------
Accrual remaining.......................     $ 1,143     $     -        $  112   $     -   $     -   $ 1,255
                                             =======     =======       =======   =======   =======   =======

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

     The Company's effective income tax rate was approximately 30% for the three months and nine months ended September 30, 2000 as compared to 32% and 18% for the three months and nine months ended September 30, 1999, respectively. The 32% rate for the three months is the result of losses generated without tax benefit in pre-acquisition accounting for companies accounted for as pooling-of-interests. The 18% for the nine months reflects the utilization of un-benefited tax losses in pre-acquisition accounting for companies accounted for as pooling-of-interests.

Segment Analysis
(in thousands)

                                                   Three months ended September 30,      Nine months ended September 30,
                                                   --------------------------------      --------------------------------
                                                          2000            1999                2000            1999 (a)
                                                   --------------    --------------      --------------    --------------
                                                                                (Unaudited)
     Revenues:
     Reservoir Description.......................  $       45,774    $       51,681      $      133,290    $      145,798
     Production Enhancement......................          27,469            17,187              66,566            46,883
     Reservoir Management........................          11,734            12,071              32,034            35,522
                                                   --------------    --------------      --------------    --------------
           Consolidated..........................  $       84,977    $       80,939      $      231,890    $      228,203
                                                   ==============    ==============      ==============    ==============

     Income (Loss) Before Interest and Taxes
     and Unusual Charges:
     Reservoir Description.......................  $        5,761    $        7,010      $       14,702    $       12,229
     Production Enhancement......................           4,427             2,419              10,879             6,710
     Reservoir Management........................              62               100              (2,549)           (2,499)
     Corporate and Other.........................             (27)              224                 325               752
                                                   --------------    --------------      --------------    --------------
           Consolidated..........................  $       10,223    $        9,753      $       23,357    $       17,192
                                                   ==============    ==============      ==============    ==============

(a) The income (loss) before interest and taxes for the nine months ended September 30, 1999 exclude unusual charges totaling $10,670. The amounts attributable to each segment were as follows: Reservoir Description - $5,589; Production Enhancement - $956; Reservoir Management - $429. Corporate and other excludes $3,696 of merger termination costs related to the proposed GeoScience acquisition. "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

     Revenues for the Reservoir Description segment were $45.8 million for the third quarter of 2000 compared to $51.7 million in the third quarter of 1999. Revenues for the nine month period ended September 30, 2000 were $133.3 million compared to $145.8 million in the same period last year. Included in the three and nine month periods ended September 30, 1999 were $6.7 million and $17.9 million, respectively, of revenues attributable to our environmental testing assets. These assets were sold at the end of the third quarter of 1999.

     Income before interest, taxes and unusual charges decreased by $1.2 million in the third quarter of 2000 but increased $2.5 million in the nine month period ended September 30, 2000, compared to the same periods in 1999. Improved industry conditions and expansion into new markets has driven margins of our crude oil and petroleum characterization services.

Production Enhancement

       Revenues from the Production Enhancement segment increased $10.3 million, or 60%, to $27.5 million in the third quarter of 2000 compared to the same period in the prior year. For the nine months ended September 30, 2000, revenues increased $19.7 million, or 42%, to $66.6 million compared to the same period in the prior year. These increases were due to expansion in Australia, Middle East and Far East markets coupled with increased market acceptance of new production technologies such as fracture diagnostics E-Span(TM) Systems Casing Patch Technology and Perforating Technology and Prism(TM) Slickline Services.

     Income before interest, taxes and unusual charges increased $2.0 million, or 83%, to $4.4 million in the third quarter of 2000 and increased $4.2 million, or 62%, to $10.9 million in the nine months ended September 30, 2000, compared to the same periods in 1999. The expansion into foreign markets as well as higher incremental sales on our fixed cost operating structure in our U.S. based operations resulted in the improved margins in this segment.

Reservoir Management

     Revenues from the Reservoir Management segment in the third quarter of 2000 and the nine month period ended September 30, 2000 declined $0.3 million and $3.5 million respectively for the comparable periods in 1999. The demand for seismic-related services has not recovered in line with the general recovery in the oil and gas industry.

    Income (loss) before interest, taxes and unusual charges of $0.1 million and ($2.5) million for the three and nine month periods ended September 30, 2000, respectively, was relatively consistent with the comparable periods in 1999 due to reductions made by the Company in 2000 to its cost structure.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     During the nine-month period ended September 30, 2000, the Company's operating use of cash was $0.7 million compared to a source of cash of $3.8 million from the corresponding period in 1999. At September 30, 2000, the Company had working capital of $118.7 million (of which $13.8 million was cash and short-term investments) and a current ratio of 4.0 to 1.0, compared to working capital of $92.7 million (of which $18.2 million was cash and short-term investments) and a current ratio of 2.8 to 1.0 at December 31, 1999. The Company is a Netherlands holding company that conducts substantially all of its operations through subsidiaries. Consequently, the Company's cash flow is dependent upon the ability of its subsidiaries to pay cash dividends or otherwise distribute or advance funds to the Company.

     The Company's investing activities used $22.6 million in the first nine months of 2000 and $11.9 million in the same period in 1999. The majority of our investing activities were comprised of capital expenditures. Cash outlays for the facility consolidation in Houston was included in capital expenditures of $25.4 million for the nine month period ended September 30, 2000. This facility consolidation is expected to contribute to a reduction in annual operating expenses.

     Cash flows from financing activities provided $19.0 million in the first nine months of 2000 and $17.4 million in the same period in 1999. On May 31, 2000, the Company completed a public offering in which certain shareholders of the Company sold 4,644,988 of their common shares. In connection with the offering, on June 16, 2000, the underwriters exercised their over-allotment option and purchased 696,748 common shares from the Company, which resulted in net proceeds of $17.3 million. The proceeds were used principally to reduce indebtedness and fund capital expenditures. As of September 30, 2000, long-term debt decreased $22.1 million compared to the same period in 1999.

     The Company's ability to maintain and grow its operating income and cash flows is dependent upon continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions.

CORE LABORATORIES N.V.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

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

                             CORE LABORATORIES N.V.
                          PART II -- OTHER INFORMATION


Item 1.     Legal Proceedings.

     The Company from time to time is subject to legal proceedings and claims that arise in the ordinary course of business. The Company believes that the outcome of these legal actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Item 2.  Changes in Securities.

     Disclosure related to the recent issuance of common shares in connection with acquisitions is included in Note 2 of the Notes to Consolidated Financial Statements. With respect to the shares issued, the Company relied on exemption from registration under Section 4 (2) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

     None

Item 4.    Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

(a)      Exhibits

              27.1 Financial Data Schedule


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


                                       CORE LABORATORIES N.V.
                                       by:  Core Laboratories International B.V.



Dated: November 13, 2000               By: /s/ Randall D. Keys
                                           -------------------------------------
                                           Randall D. Keys
                                           Chief Financial Officer