Form 10-K
period 2000-12-31
CORE LABORATORIES N V
filed 2001-03-15
CIK 1000229

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
    (Mark One)

         X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ---------  SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2000

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

                   The Netherlands                     Not Applicable
            (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)          Identification No.)

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
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

   As of March 6, 2001, the number of common shares outstanding was 32,302,657. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $739,685,001.

                       DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                                                           Part of 10-K
--------
1. Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2001 annual meeting of shareholders.
                                                                     PART III

================================================================================

                             CORE LABORATORIES N.V.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                                         Page
                                     PART I                                                              ----

Item 1.   Business...................................................................................      1
Item 2.   Properties.................................................................................      6
Item 3.   Legal Proceedings .........................................................................      6
Item 4.   Submission of Matters to a Vote of Security Holders .......................................      6

                                     PART II

Item 5.   Market for the Common Shares and Related Shareholder Matters ..............................      7
Item 6.   Selected Financial Data ...................................................................      8
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .....      9
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ................................     15
Item 8.   Financial Statements and Supplementary Data................................................     15
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......     15

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant.........................................     16
Item 11.  Executive Compensation.....................................................................     16
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................     16
Item 13.  Certain Relationships and Related Transactions.............................................     16

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................     17

                                     PART I

Item 1.  Business

General

         Core Laboratories N.V. ("Core Laboratories", "we", "our" or "us") was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 3,900 employees.

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

         Development of New Technologies, Services and Products

         We conduct research and development to meet the needs of our customers who are continually seeking new technologies to lower their costs of finding, developing and producing oil and gas. While the aggregate number of wells being drilled per year has fluctuated relative to market conditions, oil and gas producers have increased expenditures on high-technology services which improve their understanding of the reservoir. They are also spending more on advanced technologies to increase production of oil and gas from their producing fields. We intend to continue concentrating our efforts on technologies that enhance development and production efficiencies.

         International Expansion of Services and Products

         Another component of our business strategy is to broaden the spectrum of services and products offered to our clients on a global basis. We plan to use our worldwide network of offices to offer many of our new services and products that have been developed internally or obtained through acquisitions. This allows us to enhance our revenues through efficient utilization of our worldwide network.

         Acquisitions

         We continually review potential acquisitions to add key technologies, enhance market presence or complement existing businesses. Our recent acquisitions reflect our desire to broaden the services we offer to our clients. Several recent acquisitions are summarized as follows:

         o In December 2000, we acquired Core Petrophysics, Inc. ("CPI"). CPI is a technology leader engaged in the petrophysical characterization of partially consolidated and unconsolidated reservoirs which make up the majority of deepwater reservoirs around the world.
         o In June 2000, we acquired Production Enhancement Corporation ("PENCOR"). PENCOR provides fluid phase behavior services used to characterize crude oils, natural gases and other reservoir fluids.
         o In January 2000, we acquired TomoSeis Corporation ("TomoSeis"). TomoSeis provides detailed reservoir imaging services that are a component of timelapse (4D) seismic and reservoir monitoring programs.

         More information relating to acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements.


Operations

         We derive our revenues from services and sales to customers primarily in the oil and gas industry.

         Our reservoir optimization technologies are interrelated and are organized into three complementary segments. Disclosure relating to the results of these business segments is included in Note 12 of the Notes to Consolidated Financial Statements.

         o Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.
         o Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.
         o Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

         We offer our services worldwide through our global network of offices. Services accounted for approximately 77%, 82% and 88% of our revenues from continuing operations for the years ended December 31, 2000, 1999 and 1998, respectively.

         We manufacture products primarily in three facilities for distribution on a global basis. Product sales accounted for approximately 23%, 18% and 12% of our revenues from continuing operations for the years ended December 31, 2000, 1999 and 1998, respectively.

         The sales backlog at December 31, 2000 was approximately $6.0 million, compared with $4.7 million at December 31, 1999. Sources of raw material are readily available and our sales backlog should be filled in 2001.

         Reservoir Description

         Most commercial oil and gas fields consist of porous and permeable reservoir rocks that contain natural gas, crude oil and water. Due to the density differences of the fluids, natural gas typically caps the field and overlies an oil layer, which overlies the water. We provide services that characterize the porous reservoir rock and all three reservoir fluids.

         We analyze samples of reservoir rocks for their porosity, which determines reservoir storage capacity, and for their permeability, which defines the ability of the fluids to flow through the rock. These measurements are used to determine how much oil and gas are present in a reservoir and the rates at which the oil and gas can be produced. We also use our proprietary technologies to correlate the reservoir description data to wireline logs and seismic data. These data sets are also used to determine the different acoustic velocities of reservoir rocks containing water, oil and natural gas. These velocity measurements are used in conjunction with our in-reservoir seismic monitoring services.

         Production Enhancement

         The data we produce to describe a reservoir system is used to enhance oil and gas production so that it will exceed the average oilfield recovery factor which is approximately 40%. Two production-enhancement methods commonly used are (1) hydraulic fracturing of the reservoir rock to improve flow and (2) flooding the field with water, carbon dioxide or hydrocarbon gases to force more oil and gas to the wellbore. Our technologies play a key role in the success of both methods.

         The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a gel slurry into the reservoir zone at extremely high pressures. This forces fractures to open in the rock and "props" the fractures open so that reservoir fluids can flow to the production wellbore.

         Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the gel slurry is compatible with the reservoir fluids so that damage does not occur to the porous rock network. Our proprietary ZeroWash(TM) tracer technology is also used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

         Many oilfields today are hydraulically fractured and flooded to maximize oil and gas recovery. We conduct dynamic flow tests of the reservoir fluids through the reservoir rock, at actual reservoir pressure and temperature, to realistically simulate the actual flooding of a producing zone. We use patented technologies, such as our Saturation Monitoring by the Attenuation of X-rays (SMAX(TM)), to help design the enhanced recovery project. After a field flood is initiated, we are often involved in monitoring the progress of the flood to ensure the maximum amount of incremental production.

         We are also an industry leader in high-performance perforating and completion systems engineered to maximize well productivity by reducing, eliminating or overcoming formation damage during the completion of oil and gas wells. Among the numerous technologies we offer is the Completion Profiler(TM). The Completion Profiler(TM) is a unique completion system we developed to determine flow rates from reservoir zones after they have been hydraulically fractured. This provides our clients with information in virtually real time. Patent applications covering the technology have been filed in the United States and in certain foreign jurisdictions.

         Reservoir Management

         Reservoir description and production enhancement information, when applied across an entire oilfield, is used to maximize daily production and the ultimate total recovery from the reservoir. We are involved in numerous large-scale reservoir management projects, applying proprietary and state-of-the-art techniques from the earliest phases of a field development program until the last economic barrel of oil is recovered.

         These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which may create future opportunities for us. We believe that increased cash flows from incremental production will result in increased capital expenditures, ultimately leading to future opportunities for us.

         We acquired the patents for our exclusively licensed coherence cube processing technique. This seismic data processing method enables us to better image our clients' reservoirs from their existing 3D seismic data.

Marketing and Sales

         We market and sell our services and products through a combination of print advertising, technical seminars, trade shows and sales representatives. Print advertising is placed on a regular basis in trade and technical magazines that target our customers. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices.

Research and Development

         The market for our products and services is characterized by changing technology and frequent product introduction. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. We view the cost to acquire many of our technologies to be, in essence, expenditures to gain the benefit of the acquired company's research and development projects. Research and development expenditures are charged to expense as incurred. We intend to continue committing substantial financial resources and effort to the development of new products and services. Over the years, we have made a number of technological advances, including the development of key technologies utilized in our operations. Substantially all of the new technologies have resulted from requests and guidance from our clients, especially major oil companies. Additional disclosure relating to research and development is included in Note 2 of the Notes to Consolidated Financial Statements.

Patents and Trademarks

         We believe our patents, trademarks and other intellectual property rights are an important factor in maintaining our technological advantage, although no one patent is considered essential to our success. Typically, we will seek to protect our intellectual technology in all jurisdictions where we believe the cost of such protection is warranted. While we have patented some of our key technologies, we do not patent all of our proprietary technology even where regarded as patentable. In addition to patents, in many instances we protect our trade secrets through confidentiality agreements with our employees and our customers.

International Operations

                                                                         [CHART]
         We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 60%, 56% and 54% of our revenues from continuing operations during the years ended December 31, 2000, 1999 and 1998, respectively. In addition, some of our revenues in the U.S. are generated by projects located outside the U.S. Our business is subject to various risks beyond our control, including:

         o    instability of foreign economies and governments;
         o    currency fluctuations;
         o    potential income tax liabilities in multiple jurisdictions; and
         o    changes in laws and policies affecting trade and investment.

         Any of such factors may cause facilities in some countries to become unprofitable, possibly resulting in the closing of such facilities. We attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. We have not historically engaged in and do not currently intend to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. More information on international operations is included in Note 12 of the Notes to Consolidated Financial Statements.


Environmental Regulation

         We are subject to a variety of governmental regulations relating to the use, storage, discharge and disposal of chemicals and gases used in our analytical and manufacturing processes. Consistent with our quality assurance and control principles, we have established proactive environmental policies with respect to the handling and disposal of such chemicals, gases, emissions and waste materials. We have engaged outside consultants to audit our environmental activities and have implemented health and safety education and training programs. We have not suffered material environmental claims in the past. We believe that our operations are currently in compliance with applicable environmental laws and regulations, and that continued compliance with existing requirements will not have a material adverse effect on our financial position or results of operations. Public interest in the protection of the environment, however, has increased dramatically in recent years. We anticipate that the trend toward more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase capital expenditures or operating expenses.

Competition

         The businesses in which we engage are competitive. Some of our competitors are divisions or subsidiaries of companies that are larger and have greater financial and other resources than we have. While no one company competes with us in all of our product and service lines, we face competition in these lines, primarily from independent, regional companies. We compete in different product and service lines to various degrees on the basis of price, technical performance, availability, quality and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and services, performance and quality, customer service, pricing, industry trends and general economic trends.

Reliance on the Oil and Gas Industry

         Our business and operations are substantially dependent upon the condition of the global oil and gas industry. Future downturns in the oil and gas industry, or in the oilfield services business, may have a material adverse effect on our financial position or results of operations.

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

Employees

         As of December 31, 2000, we had approximately 3,900 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Item 2.  Properties

         Currently, we have over 70 offices (totaling more than one million square feet) in more than 50 countries. In these locations, we typically lease our office facilities. We serve our worldwide customers through six advanced technology centers ("ATC's") which are located in Houston, Texas; Calgary, Canada; Jakarta, Indonesia; Rotterdam, The Netherlands; Aberdeen, Scotland; and Maracaibo, Venezuela. The ATC's are supported by over 50 regional specialty centers located throughout the global energy producing provinces. Our facilities are adequately utilized for current operations and should accommodate future growth.

Item 3.  Legal Proceedings

         We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. We believe that the outcome of current legal actions will not have a material adverse effect upon our consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5.  Market for the Common Shares and Related Shareholder Matters

Price Range of Common Shares

         Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE are set in the following table for the periods indicated.

                                      2000                     High       Low
                                      ----                    -------   --------
    First Quarter...........................................  29 1/8    18  3/8
    Second Quarter..........................................  31 3/8    23
    Third Quarter...........................................  29 3/4    15 11/16
    Fourth Quarter..........................................  28 9/16   18  7/16

                                      1999
                                      ----
    First Quarter...........................................  26 1/4    16  1/2
    Second Quarter..........................................  18 5/8    11  3/4
    Third Quarter...........................................  21 7/8    14  1/16
    Fourth Quarter..........................................  22 3/4    16  3/4

         On March 6, 2001, the closing price, as quoted by the NYSE, was $23.95 per share. As of March 6, 2001, there were 32,302,657 common shares held by approximately 250 record holders and approximately 10,688 beneficial holders.

Dividend Policy

         We have never paid dividends on our common shares and currently have no plans to pay dividends on the common shares. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of our Supervisory Board and will depend upon our operating results, financial condition, capital requirements, general business conditions and such other factors as they deem relevant. Because we are a holding company that conducts substantially all of our operations through subsidiaries, our ability to pay cash dividends on the common shares is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. See "Liquidity and Capital Resources" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Recent Issuance of Unregistered Securities

         In connection with our 2000 acquisitions, we issued approximately 1,023,000 common shares, with an estimated value of $19.4 million. Disclosure related to recent issuances of common shares is included in Note 3 of the Notes to Consolidated Financial Statements. With respect to the shares issued in each acquisition, we relied on exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data

         The following table sets forth selected historical consolidated financial data for the periods indicated. We have restated all prior periods to reflect the pooling-of-interests acquisitions of TomoSeis, PENCOR and CPI in 2000. Results from our environmental testing assets are included in all periods through September 30, 1999. These assets were sold effective September 30, 1999. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.

                                                                     Years Ended December 31,
                                                                     ------------------------
                                              2000 (1)     1999 (1),(3)    1998 (1),(2)    1997 (1),(4)    1996 (1),(4)
                                           -------------  -------------   -------------   -------------   -------------
Financial Statement Data:                                    (in thousands, except per share data)
Revenues.................................  $     336,098  $     322,757   $     317,118   $     251,250   $     124,469
Income from continuing operations........         19,152          2,380          21,193          17,800           6,932
Working capital..........................        123,708         93,667          62,001          52,965          21,523
Total assets.............................        410,604        373,183         367,874         266,705         101,275
Long-term debt, including current
   maturities............................         82,647         86,771          91,503          77,737          19,839
Shareholders' equity.....................        251,858        212,317         203,379         120,258          51,900

Per Share Data:
Income from continuing operations:
   Basic.................................  $        0.60  $        0.08   $        0.74   $        0.71   $        0.30
   Diluted...............................  $        0.58  $        0.07   $        0.71   $        0.69   $        0.30
Weighted average common shares outstanding:
   Basic.................................         31,790         30,874          28,654          25,098          23,026
   Diluted...............................         32,941         31,868          29,680          25,802          23,224

Other Data:
Diluted earnings per share from
       continuing operations
       excluding goodwill amortization...  $        0.71  $        0.20   $        0.82   $        0.75   $        0.31
Restructuring and other charges..........  $          --  $      17,706   $          --   $          --   $         355
Current Ratio............................          3.4:1          2.8:1           1.9:1           1.9:1           1.7:1
Debt to Capitalization Ratio.............            24%            27%             30%             37%             25%

1) See Note 3 of the Notes to Consolidated Financial Statements for a discussion of acquisitions made in 2000, 1999 and 1998.

2) See Note 4 of the Notes to Consolidated Financial Statements for information relating to the sale of the packaged analyzer business line in 1998.

3) In 1999, we recorded $17.7 million in restructuring, write-offs and other charges as discussed in Note 13 of the Notes to Consolidated Financial Statements.

4) Periods prior to 1997 do not include the financial position or operational results of the purchase acquisitions of Scott Pickford plc (March 1997) and Saybolt International B.V. (May 1997).

[CHART]                         [CHART]                         [CHART]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

         This discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Our operations are subject to various risk factors including, but not limited to:

         o our ability to continue to develop or acquire new and useful technology.
         o the realization of anticipated synergies from acquired businesses and future acquisitions.
         o our dependence on the oil and gas industry, and the impact of commodity prices on the expenditure levels of our customers.
         o    competition in our markets.
         o the risks and uncertainties attendant to adverse industry, political, economic and financial market conditions, including stock prices, government regulations, interest rates and credit availability.

         Oil and gas prices rebounded strongly in 1999 from the lows experienced in 1998. This recovery continued throughout 2000. Capital spending for exploration and production for many of our customers is influenced by expectations of the supply and demand and prices of oil and gas. With higher oil and gas prices, our customers often increase their capital budgets which will generally increase the level of spending for our products and services. However, while our revenues increased year over year, this increase was not proportional to the increased activity levels expected from the higher oil and gas prices. Also, as a result of the consolidation in the oil and gas industry, some of our customers have used and may continue to use their global presence and market influence to seek economies of scale and pricing concessions.

Business

         Core Laboratories was established in 1936 and is currently traded on the New York Stock Exchange.

         We provide our products and services to the world's major, national and independent oil companies. Our specialty services and products are designed to improve oil and gas recovery from new and existing fields through the following business segments:

         o Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.
         o Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

         o Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

         We plan to continue the expansion of our operations through (i) continuing the development of proprietary technologies through client-driven research and development, (ii) expanding the services and products offered throughout our global network of offices and (iii) acquiring complementary businesses that add key technologies or market presence and enhance existing products and services.

         We continued to demonstrate success with our acquisition strategy, as illustrated by our most recent acquisitions of TomoSeis, PENCOR and CPI. We have also pursued the sale of assets not critical to our growth strategy by divesting ourselves of substantially all of our environmental testing assets in 1999. In addition, we believe that we have positioned ourselves for increased profitability by consolidating redundant facilities and reducing excess personnel.

Results of Operations

Revenues and Income from Continuing Operations
(Dollars in Millions)

                                    [CHART]

         Service revenues in 2000 were $258.7 million, which compares to $246.8 million in 1999, and $254.4 million in 1998. This excludes revenues of $17.9 million and $25.4 million in 1999 and 1998, respectively, attributable to our environmental testing assets, which were disposed of in the third quarter of 1999. The increase in service revenues in 2000 indicates a recovery from the depressed market conditions in 1998 and 1999. These increases were primarily derived from an increase in activity levels in North America for our development and production enhancement projects.


         Costs of services in 2000 were $206.4 million, a decrease of $8.4 million as compared to 1999 and a decrease of $16.2 million as compared to 1998. Costs of services expressed as a percentage of service revenue were 80%, 81% and 80% in 2000, 1999 and 1998, respectively. During 1999, we took actions to reduce our cost structure, including personnel reductions and office consolidations, which contributed to an improvement in our service margins.

         Sales revenues in 2000 were $77.4 million, which compares to $58.1 million in 1999, and $37.3 million in 1998, an increase of 33% and 108%, respectively. This increase was primarily driven by increased spending by our customers on the advanced technologies provided by Owen Oil Tools ("Owen"), which provides well completion and stimulation technologies.

         Costs of sales in 2000 were $62.3 million, an increase of $13.9 million and $35.4 million as compared to 1999 and 1998, respectively. Costs of sales expressed as a percentage of sales revenues were 80%, 83% and 72% in 2000, 1999 and 1998, respectively. The increase in cost of sales in 2000 and 1999 as compared to 1998 was primarily due to the costs associated with the 33% and 108% increase in related sales during these time periods.

         General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature, we did experience an increase which was largely attributable to training and conversion costs for an upgraded accounting system and growth in the number of people necessary to support increases in the scope of our operations. The increase in general and administrative expenses was $1.2 million in 2000 as compared to 1999, which reflected an increase of $3.9 million as compared to 1998. General and administrative expenses as a percentage of revenues remained below 5% for all periods.

         Depreciation and amortization expense for 2000 decreased slightly as compared to 1999 and 1998. Although we had $32.8 million of capital expenditures in 2000, the additional depreciation expense from these assets was more than offset by the effect of asset retirements, the sale of the assets of our environmental testing operations and the effect of assets which had become fully depreciated.

         Amortization of goodwill in 2000 and 1999 was $4.1 million in each year, an increase from the $3.0 million in 1998. The increase was primarily due to the addition of goodwill attributable to 1998 acquisitions accounted for as purchases.

         In the first quarter of 1999, we recorded write-offs and other charges totaling $10.7 million. This amount included $4.4 million of asset write-offs, $2.6 million related to facility closures and personnel reductions, and $3.7 million associated with the termination of the proposed acquisition of GeoScience Corp. The asset write-offs consisted primarily of uncollectible accounts receivable in the former Soviet Union and other Eastern Hemisphere locations, due to economic instability in the region, as well as adjustments to net realizable value of certain inventory and other current asset amounts. The facility closures consisted primarily of the shutdown of our environmental testing laboratory in Edison, New Jersey, the Saybolt Western Hemisphere administrative office and a substantial reduction in our Venezuelan work force. These actions, which affected a total of 47 employees, were substantially complete as of April 30, 1999. The termination settlement included the forgiveness of $3.0 million in working capital advances made by Core Laboratories to GeoScience Corp.


         In the fourth quarter of 1999, we recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of our operations. This charge affected each of our operating segments as follows:
Reservoir Description - $2.8 million; Production Enhancement - $1.9 million; Reservoir Management - $2.3 million. We combined personnel and equipment from eight facilities into one Houston facility but no operations were discontinued and we do not expect this facility consolidation to negatively affect our future revenues. The move was completed in the second quarter of 2000. Related charges included severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Substantially all of these employees were terminated as of June 30, 2000. Cash required for the costs incurred through December 31, 2000 of $3.8 million, excluding asset write-offs, was funded from operating activities. We anticipate that the remaining costs will also be funded through cash from operating activities. This charge is summarized in the following table:

Restructuring Charges
(Dollars in Thousands)

                                                                                  Asset
                                            Lease                                Write-
                                         Obligations   Severance   Restoration   offs(a)    Other     Total
                                         -----------   ---------   -----------   -------   -------   -------
Total restructuring charges.............    $  2,983     $   879       $   786   $ 2,080   $   308   $ 7,036
Less: Costs incurred through
         December 31, 1999..............         515         445            28     2,080       124     3,192
                                             -------     -------       -------   -------   -------   -------
Accrual remaining at December 31, 1999..       2,468         434           758         -       184     3,844
Less: Costs incurred through
         December 31, 2000..............       1,440         434           655         -       184     2,713
                                             -------     -------       -------   -------   -------   -------
Accrual remaining.......................     $ 1,028     $     -        $  103   $     -   $     -   $ 1,131
                                             =======     =======       =======   =======   =======   =======

(a) The fixed assets and leasehold improvements related to the Houston consolidation were disposed of by the end of June 2000. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $490 in 2000, and will be reduced by $333 in 2001 and $342 thereafter. Also included in this amount were $915 of working capital write-offs related to the restructuring of foreign operations. The asset write-offs attributable to each segment were as follows: Reservoir Description - $1,176; Production Enhancement - $346; Reservoir Management - $558.

         As discussed above, our results of operations in 1999 were adversely affected by lower activity and spending levels in the industry. The actions we took in 1999, including those which resulted in the restructuring charges, were intended to lower our fixed operating costs and provide other operating benefits, including improved communications and customer service. We did not change our restructuring plan or revise our original estimates after the initial charge was recognized.

         Interest expense for 2000 was $8.2 million, a decrease of approximately $0.3 million as compared to 1999, after increasing $1.4 million compared to 1998. The decrease in 2000 was primarily attributable to the reduction of debt during the year. The increase from 1998 was due in part to additional borrowings and debt assumed in connection with acquisitions, together with an increase in interest rates, both from rising market interest rates and higher rates associated with the Senior Notes.

         The decrease in the effective income tax rate to 30% in 2000 from 35% in 1999 and 31% in 1998 reflects the increase in international earnings taxed at rates lower than The Netherlands statutory rate.

         In 1998, we sold the majority of the net assets of our packaged analyzer business line for approximately $4.1 million in cash, resulting in a loss on sale of $1.3 million. Goodwill specifically related to this business line of approximately $2.6 million was also written off, as was $1.0 million of work-in-process inventory which was subsequently abandoned. These amounts are included in the loss on disposition of discontinued operations. The losses from this business line of $0.2 million in 1998 have been reported separately as discontinued operations in the Consolidated Statements of Operations.

Segment Analysis

         Our operations are managed primarily in three complementary segments.

         Segment Information

         Revenues
         ---------------------------------------------------------------------------------------
         For the Years Ended December 31,                 2000          1999          1998
         ---------------------------------------------------------------------------------------
         (Dollars in Thousands)

         Reservoir Description....................... $   190,726  $   200,584   $   205,718
         Production Enhancement......................      94,341       65,342        46,037
         Reservoir Management........................      51,031       56,831        65,363
         ---------------------------------------------------------------------------------------
              Total Revenues......................... $   336,098  $   322,757   $   317,118
         =======================================================================================


         Income (loss) before interest, taxes and
         unusual charges
         ---------------------------------------------------------------------------------------
         For the Years Ended December 31,                  2000        1999 (a)       1998
         ---------------------------------------------------------------------------------------
         (Dollars in Thousands)

         Reservoir Description....................... $    23,411  $    22,095   $    26,746
         Production Enhancement......................      14,665       11,339         8,217
         Reservoir Management........................      (2,764)      (3,417)        2,398
         Corporate and other.........................         279         (108)          260
         ---------------------------------------------------------------------------------------
              Income before interest, taxes and
                  unusual charges.................... $    35,591   $   29,909   $    37,621
         =======================================================================================

         (a) The above segment amounts exclude unusual charges totaling $17,706 in 1999. The unusual charges, which are comprised of write-offs, restructuring charges and other charges in the first quarter and fourth quarter of 1999, were allocated to each segment as follows: Reservoir Description - $8,397; Production Enhancement - $2,854; Reservoir Management - $2,759 and Corporate and other - $3,696 which consists of costs related to the termination of the proposed GeoScience acquisition

Reservoir Description

         Reservoir Description revenues for 2000 were $190.7 million, an increase of 4% compared to 1999 revenues and 6% compared to 1998 revenues after excluding the revenues attributable to our environmental testing assets, which were sold in 1999. When revenues attributable to our environmental testing assets are included in 1999 and 1998, this segment's revenues decreased by 5% and 7%, respectively.

         Income before interest, taxes and unusual charges in 2000 increased $1.3 million as compared to 1999 and decreased $3.3 million as compared to 1998. Our margins in this segment came under pressure in 1999 as our clients reduced spending in response to lower oil and gas prices.

Production Enhancement

         Production Enhancement revenues for 2000 were $94.3 million, an increase of 44% compared to 1999 revenues and 105% compared to 1998 revenues. Income before interest, taxes and unusual charges in 2000 was $14.7 million, which was an increase of 29% and 78% as compared to 1999 and 1998, respectively. The increases in revenues and income result primarily from increased demand for well completion and stimulation technologies provided by ProTechnics and Owen.

Reservoir Management

         Reservoir Management revenues for 2000 were $51.0 million, a decrease of 10% compared to 1999 revenues and 22% compared to 1998 revenues. Due to the decline in revenues and lower margins, we experienced a loss of $2.8 million in this segment in 2000, versus a loss of $3.4 million in 1999 and earnings of $2.4 million in 1998. Of all our operations, this segment was affected to the greatest extent by the industry downturn in 1999 and virtually flat international spending by our clients in 2000. Demand for our seismic related services was weak throughout 1999 and 2000 across most regions. Part of this loss can be attributed to expenditures we made for research and development and marketing of new reservoir optimization technologies. We have taken and will continue to take actions, when appropriate, to control our costs and generate additional service revenues in order to improve our results in this segment.

Liquidity and Capital Resources

         We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

         During the year ended December 31, 2000, cash flows from operating activities were $7.3 million, an increase of $2.1 million and $1.3 million from the corresponding periods in 1999 and 1998, respectively. At December 31, 2000, we had working capital of $123.7 million compared to working capital of $93.7 million at December 31, 1999 and $62.0 million at December 31, 1998. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

         Our financing activities provided $15.1 million in 2000, an increase of $19.8 million compared to 1999 and $3.5 million compared to 1998. Our investing activities used $28.4 million in 2000 after having provided $9.6 million in 1999 and using $22.8 million in 1998. The significant financing and investing activities in 2000 were as follows:

         o During the second quarter of 2000 we completed a public offering in which certain shareholders sold 4,644,988 of their common shares. In connection with the offering, the underwriters exercised their over-allotment option and purchased 696,748 common shares from us which resulted in net proceeds of $17.2 million. These funds were used principally to reduce indebtedness and fund capital expenditures.
         o Indebtedness and capital leases were reduced by a total of $5.9 million.
         o We incurred capital expenditures from continuing operations of $32.8 million which included cash outlays for the facility consolidation in Houston.

         Our ability to maintain and grow our operating income and cash flow is dependent upon continued capital spending. We believe our future cash flow from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions.

         Due to the low inflationary rates in 2000, 1999 and 1998, the impact of inflation on our results of operations was insignificant.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

         We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are material. During 1999, we issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans. This significantly reduced our exposure to market risk. This section should be read in conjunction with "Note 5 - Long-Term Debt" and "Note 9 - Concentration of Credit Risk" of the Notes to Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

         For the financial statements and supplementary data required by this
Item 8, see index to Consolidated Financial Statements and Schedules at Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III

         Part III (Items 10 through 13) will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Financial Statements

         The following reports, financial statements and schedules are filed herewith on the pages indicated:

                                                                            Page
                                                                            ----
          Report of Independent Public Accountants............................20

          Consolidated Balance Sheets as of December 31, 2000 and 1999........21

          Consolidated Statements of Operations for the Years Ended
             December 31, 2000, 1999 and 1998.................................22

          Consolidated Statements of Changes in Shareholders' Equity
             for the Years Ended December 31, 2000, 1999 and 1998.............23

          Consolidated Statements of Cash Flows for the Years Ended
             December 31, 2000, 1999 and 1998.................................24

          Notes to Consolidated Financial Statements..........................25

Financial Statement Schedules

         All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes hereto.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 2000.

(c)      Exhibits

         The following exhibits are incorporated by reference to the filing indicated or are filed herewith.


                                                                                               Incorporated by
                                                                                             Reference from the
Exhibit No.                   Exhibit Title                                                  Following Documents
-----------                   -------------                                                  ------------------

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

  10.7     --  Amended and Restated Credit Agreement among Core  Laboratories  N.V.,     Form S-3, November 20, 1997
               Core Laboratories,  Inc., Core Laboratories  (U.K.) Limited,  Bankers
               Trust  Company,  NationsBank,  N.A.  and the Bank Group,  dated as of
               July 18, 1997

  10.8     --  Core Laboratories  Supplemental  Executive  Retirement Plan effective     Form 10-K, March 31, 1998
               as of January 1, 1998

  10.9     --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               David Michael Demshur dated as of August 18, 1998

  10.10    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               Richard Lucas Bergmark dated as of August 18, 1998

  10.11    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               Monty Lee Davis dated as of August 18, 1998

  10.12    --  Form of Employment  Agreement between Core Laboratories N.V. and John     Form 10-K, March 31, 1999
               David Denson dated as of August 18, 1998

  10.13    --  Core Laboratories  Supplemental Executive Retirement Plan for John D.     Form 10-Q, November 15, 1999
               Denson effective January 1, 1999

  10.14    --  Core Laboratories  Supplemental  Executive  Retirement Plan for Monty     Form 10-Q, November 15, 1999
               L. Davis effective January 1, 1999

  10.15    --  Amendment  to Core  Laboratories  Supplemental  Executive  Retirement     Form 10-Q, November 15, 1999
               Plan filed January 1, 1998, effective July 29, 1999

  10.16    --  Amendment  to  Amended  and  Restated  Credit  Agreement  among  Core     Form 10-Q, November 15, 1999
               Laboratories N.V., Core Laboratories,  Inc., Core Laboratories (U.K.)
               Limited,  Bankers Trust Company,  Bank of America,  N.A. and the Bank
               Group, dated as of July 22, 1999

  10.17    --  Note  and  Guarantee   Agreement  by  Core  Laboratories,   Inc.  for     Form 10-Q, November 15, 1999
               Guaranteed  Senior  Notes,  Series A, and  Guaranteed  Senior  Notes,
               Series B, dated as of July 22, 1999

  10.18    --  First Amendment to Core Laboratories  N.V. 1995 Long-Term  Incentive      Filed Herewith
               Plan (As Amended and Restated Effective as of May 29, 1997)

  10.19    --  Second Amendment to Core Laboratories  N.V. Nonemployee Director          Filed Herewith
               Stock Option Plan (As Amended and Restated Effective as of
               May 29, 1997)

  21.1     --  Subsidiaries of the Registrant                                            Filed Herewith

  23.1     --  Consent of Arthur Andersen LLP                                            Filed Herewith


                                       18

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

                                            CORE LABORATORIES N.V.
                                       By:  Core Laboratories International B.V.


Date:    March  15, 2001               By:   /s/ JACOBUS SCHOUTEN
                                             --------------------------------
                                             Jacobus Schouten
                                             Supervisory Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 15th day of March, 2001.

                           Signature                                                    Title
                           ---------                                                    -----

                     /s/ DAVID M. DEMSHUR                                    President, Chief Executive Officer
--------------------------------------------------------------               and Supervisory Director (Principal
                       David M. Demshur                                      Executive Officer and Authorized
                                                                             Representative in the United States)

                    /s/ RICHARD L. BERGMARK                                  Executive Vice President, Treasurer and
--------------------------------------------------------------                     Supervisory Director
                      Richard L. Bergmark


                      /s/ RANDALL D. KEYS                                    Chief Financial Officer (Principal
--------------------------------------------------------------               Financial and Accounting Officer)
                        Randall D. Keys


                        /s/ BOB G. AGNEW                                           Supervisory Director
--------------------------------------------------------------
                         Bob G. Agnew


                      /s/ JOSEPH R. PERNA                                          Supervisory Director
--------------------------------------------------------------
                        Joseph R. Perna


                    /s/ TIMOTHY J. PROBERT                                         Supervisory Director
--------------------------------------------------------------
                      Timothy J. Probert


                     /s/ JACOBUS SCHOUTEN                                          Supervisory Director
--------------------------------------------------------------
                      Jacobus Schouten


                    /s/ STEPHEN D. WEINROTH                                        Supervisory Director
--------------------------------------------------------------
                      Stephen D. Weinroth


                       /s/ RENE R. JOYCE                                           Supervisory Director
--------------------------------------------------------------
                         Rene R. Joyce


                       /s/ D. JOHN OGREN                                           Supervisory Director
--------------------------------------------------------------
                         D. John Ogren


                   /s/ ALEXANDER VRIESENDORP                                       Supervisory Director
--------------------------------------------------------------
                     Alexander Vriesendorp

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Supervisory Board of Directors and Shareholders of
Core Laboratories N.V.:

         We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. (a Netherlands corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Core Laboratories N.V. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with the accounting principles generally accepted in the United States.



                                                ARTHUR ANDERSEN LLP

Houston, Texas
March 8, 2001

                                           CORE LABORATORIES N.V.
                                        CONSOLIDATED BALANCE SHEETS
                                         December 31, 2000 and 1999
                                     (In thousands, except share data)


                                    ASSETS                                                 2000              1999
                                                                                        ----------        ----------

CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   12,918        $   18,983
     Accounts receivable, less allowance for doubtful accounts of $9,067 and $9,850
         in 2000 and 1999, respectively..........................................          110,915            84,941
     Inventories ................................................................           34,067            24,768
     Prepaid expenses and other..................................................            7,053            10,341
     Deferred tax asset..........................................................           10,265             6,429
                                                                                        ----------        ----------
         Total current assets ...................................................          175,218           145,462

PROPERTY, PLANT AND EQUIPMENT, net...............................................           83,338            70,985
INTANGIBLES AND GOODWILL, net....................................................          147,918           151,098
OTHER LONG-TERM ASSETS...........................................................            4,130             5,638
                                                                                        ----------        ----------
         Total assets ...........................................................       $  410,604        $  373,183
                                                                                        ==========        ==========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt .......................................       $      632        $    1,796
     Current lease obligations...................................................              247             1,372
     Accounts payable............................................................           25,186            19,774
     Accrued payroll and related costs ..........................................            6,979             8,320
     Taxes other than payroll and income.........................................            4,743             4,050
     Unearned revenues...........................................................            3,842             3,902
     Income tax payable .........................................................            5,365             3,268
     Other accrued expenses .....................................................            4,516             9,313
                                                                                        ----------        ----------
         Total current liabilities ..............................................           51,510            51,795

LONG-TERM DEBT ..................................................................           82,015            84,975
DEFERRED COMPENSATION............................................................            3,642             3,036
DEFERRED TAX LIABILITY ..........................................................            7,486             4,561
LONG-TERM LEASE OBLIGATIONS......................................................               35               660
OTHER LONG-TERM LIABILITIES......................................................           12,170            14,549

COMMITMENTS AND CONTINGENCIES (NOTE 11)

MINORITY INTEREST................................................................            1,888             1,290

SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized, none issued
         or outstanding..........................................................               --                --
     Common shares, NLG 0.03 par value; 100,000,000 shares authorized, 32,208,364 and
         31,203,956 issued and outstanding at 2000 and 1999, respectively........              534               521
     Additional paid-in capital .................................................          182,695           162,319
     Retained earnings...........................................................           68,629            49,477
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          251,858           212,317
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  410,604        $  373,183
                                                                                        ==========        ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                                           CORE LABORATORIES N.V.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                            For the Years Ended December 31, 2000, 1999 and 1998
                               (In thousands, except share and per share data)

                                                                      2000              1999              1998
                                                                      ----              ----              ----
SERVICES .....................................................    $   258,684       $   264,691      $    279,840
SALES.........................................................         77,414            58,066            37,278
                                                                  -----------       -----------      ------------
                                                                      336,098           322,757           317,118
OPERATING EXPENSES:
     Costs of services .......................................        206,403           214,850           222,578
     Costs of sales...........................................         62,252            48,373            26,845
     General and administrative expenses .....................         13,540            12,301             8,447
     Depreciation and amortization............................         15,111            15,939            16,378
     Goodwill amortization....................................          4,107             4,127             3,013
     Write-offs and other charges.............................             --            10,670                --
     Restructuring charges....................................             --             7,036                --
     Other (income) expense, net..............................           (906)           (2,742)            2,236
                                                                  -----------       ------------     ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
     INTEREST EXPENSE AND INCOME TAX..........................         35,591            12,203            37,621

INTEREST EXPENSE .............................................          8,231             8,557             6,800
                                                                  -----------       -----------      ------------
INCOME FROM CONTINUING OPERATIONS BEFORE
     INCOME TAX ..............................................         27,360             3,646            30,821

INCOME TAX EXPENSE ...........................................          8,208             1,266             9,628
                                                                  -----------       -----------      ------------
INCOME FROM CONTINUING OPERATIONS.............................         19,152             2,380            21,193

LOSS FROM DISCONTINUED OPERATIONS, net of
      income tax benefit of $93...............................             --                --              (217)
LOSS ON SALE OF DISCONTINUED
     OPERATIONS, net of income tax benefit of $1,446..........             --                --            (3,374)
                                                                  -----------       -----------      ------------
NET INCOME ...................................................    $    19,152       $     2,380      $     17,602
                                                                  ===========       ===========      ============

PER SHARE DATA:
     Income from continuing operations........................    $      0.60       $      0.08      $       0.74
     Loss from discontinued operations........................             --                --             (0.01)
     Loss on sale of discontinued operations..................             --                --             (0.12)
                                                                  -----------       -----------      ------------
     Basic earnings per share.................................    $      0.60        $     0.08      $       0.61
                                                                  ===========       ===========      ============
     WEIGHTED AVERAGE BASIC COMMON
        SHARES OUTSTANDING....................................     31,789,889        30,874,315        28,653,977
                                                                  ===========       ===========       ===========

     Income from continuing operations........................    $      0.58       $      0.07      $       0.71
     Loss from discontinued operations........................             --                --             (0.01)
     Loss on sale of discontinued operations..................             --                --             (0.11)
                                                                  -----------       -----------       -----------
     Diluted earnings per share...............................    $      0.58       $      0.07      $       0.59
                                                                  ===========       ===========      ============
     WEIGHTED AVERAGE DILUTED COMMON
        SHARES OUTSTANDING....................................     32,941,433        31,867,547        29,679,895
                                                                  ===========       ===========      ============

              The accompanying notes are an integral part of these consolidated financial statements.

                                       CORE LABORATORIES N.V.
                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        For the Years Ended December 31, 2000, 1999 and 1998
                                (In thousands, except share data)

                                                                  Common Shares
                                                             ---------------------  Additional
                                                               Number of             Paid-In    Retained
                                                                Shares      Amount   Capital    Earnings    Total
                                                             ------------  -------  ---------  ---------  ----------
BALANCE, December 31, 1997 (as previously reported)........    25,589,180  $   439  $  90,180  $  24,868  $  115,487
ADJUSTMENT FOR POOLINGS OF INTEREST............... ........       956,365       12        317      4,442       4,771
                                                             ------------  -------  ---------  ---------  ----------
RESTATED BALANCE, December 31, 1997........................    26,545,545      451     90,497     29,310     120,258
                                                             ------------  -------  ---------  ---------  ----------
ADJUSTMENT FOR POOLING OF INTEREST.........................       330,362        5      2,214        185       2,404
SHARES ISSUED FOR 1998
     PURCHASE ACQUISITIONS.................................     3,389,845       51     61,298         --      61,349
STOCK OPTIONS EXERCISED....................................       357,280        6      1,760         --       1,766
NET INCOME.................................................            --       --         --     17,602      17,602
                                                             ------------  -------  ---------  ---------  ----------
BALANCE, December 31, 1998.................................    30,623,032      513    155,769     47,097     203,379
                                                             ------------  -------  ---------  ---------  ----------
SHARES ISSUED FOR 1999
     PURCHASE ACQUISITIONS.................................       284,524        4      4,558         --       4,562
STOCK OPTIONS EXERCISED....................................       296,400        4      1,992         --       1,996
NET INCOME.................................................            --       --         --      2,380       2,380
                                                             ------------  -------  ---------  ---------  ----------
BALANCE, December 31, 1999.................................    31,203,956      521    162,319     49,477     212,317
                                                             ------------  -------  ---------  ---------  ----------
EXERCISE OF OVER-ALLOTMENT OPTION..........................       696,748        9     17,239         --      17,248
STOCK OPTIONS EXERCISED....................................       307,660        4      3,137         --       3,141
NET INCOME.................................................            --       --         --     19,152      19,152
                                                             ------------  -------  ---------  ---------  ----------
BALANCE, December 31, 2000.................................    32,208,364  $   534  $ 182,695  $  68,629  $  251,858
                                                             ============  =======  =========  =========  ==========

           The accompanying notes are an integral part of these consolidated financial statements.

                                           CORE LABORATORIES N.V.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Years Ended December 31, 2000, 1999 and 1998
                                               (In thousands)

                                                                    2000             1999               1998
                                                                 ----------        ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................    $   19,152        $   2,380          $  17,602
     Loss from discontinued operations........................            --               --                217
     Adjustments to reconcile to net cash
       provided by (used in) operating activities--
       Depreciation and amortization..........................        15,111           15,939             16,378
       Goodwill amortization..................................         4,107            4,127              3,013
       (Gain) loss on sale of fixed assets....................          (627)            (777)                67
       Loss on sale of discontinued operations................            --               --              3,374
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable...........       (24,332)           1,667              3,004
         Increase in inventories..............................        (9,299)         (12,014)            (2,595)
         (Increase) decrease in prepaid expenses and other....         3,296               10             (3,337)
         Increase in net deferred tax asset...................          (911)          (1,345)            (8,415)
         Increase (decrease) in accounts payable..............         4,629             (978)            (9,952)
         Decrease in accrued liabilities......................        (4,116)          (3,873)              (238)
         Increase (decrease) in other long-term liabilities...        (2,661)           1,054            (13,837)
         Other ...............................................         2,918           (1,037)               544
                                                                  ----------        ---------          ---------
         Net cash provided by continuing operations...........         7,267            5,153              5,825
         Net cash provided by discontinued operations.........            --               --                111
                                                                  ----------        ---------          ---------
           Net cash provided by operating activities .........         7,267            5,153              5,936
                                                                  ----------        ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures of continuing operations............       (32,845)         (19,545)           (31,783)
     Acquisitions, net of cash acquired.......................            --            3,945                 --
     Proceeds from sale of assets ............................         4,135           25,322              4,906
     Proceeds from sale of discontinued operations............            --               --              4,114
     Other ...................................................           299             (172)                --
                                                                  ----------        ---------          ---------
       Net cash provided by (used in) investing activities....       (28,411)           9,550            (22,763)
                                                                  ----------        ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from over-allotment option..................        17,248               --                 --
     Repayment of debt .......................................        (4,124)        (106,820)           (16,950)
     Borrowings under debt facilities.........................            --          102,304             25,798
     Capital lease obligations, net...........................        (1,750)            (666)               797
     Stock options exercised..................................         3,141            1,996              1,766
     Debt issuance costs......................................            --           (1,206)                --
     Other....................................................           564             (284)               121
                                                                  ----------        ---------          ---------
       Net cash provided by (used in) financing activities....        15,079           (4,676)            11,532
                                                                  ----------        ---------          ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................        (6,065)          10,027             (5,295)
CASH AND CASH EQUIVALENTS, beginning of period................        18,983            8,956             14,251
                                                                  ----------        ---------          ---------
CASH AND CASH EQUIVALENTS, end of period......................    $   12,918        $  18,983          $   8,956
                                                                  ==========        =========          =========



              The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000


1.       DESCRIPTION OF BUSINESS

         Core Laboratories N.V., a Netherlands corporation, and its wholly owned subsidiaries ("Core Laboratories", "we", "our" or "us") is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services. These services enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We provide our services to the world's major, national and independent oil companies. We currently operate over 70 offices in more than 50 countries.

         Our business units have been aggregated into three complementary segments which provide products and services for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

         o Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.
         o Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.
         o Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The accompanying consolidated financial statements include the accounts of Core Laboratories and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for all investments in which we have less than a majority interest and we do not exercise control. A minority interest liability has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.

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

         Inventories

         Inventories consist of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (includes direct material, labor and overhead) or estimated net realizable value, and are reflected net of valuation reserves of $1,196,000 and $1,258,000 in 2000 and 1999, respectively. Inventories consisted of the following (in thousands):

                                                   2000        1999
                                                ----------  ----------
         Finished goods.....................    $   27,651  $   17,128
         Parts and materials................         4,126       6,661
         Work in process....................         2,290         979
                                                ----------  ----------
                       Total................    $   34,067  $   24,768
                                                ==========  ==========

         Property, Plant and Equipment

         Investments in property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

         Buildings .............................................  10 - 40 years
         Machinery and equipment ...............................   3 - 10 years

         The components of property, plant and equipment are as follows (in thousands):

                                                                            2000          1999
                                                                         ----------    ----------
         Land                                                            $    2,622    $    2,855
         Building and leasehold improvements.......................          27,370        20,010
         Machinery and equipment...................................          92,553        79,360
         Construction in process...................................           5,770         8,858
                                                                         ----------    ----------
                                                                            128,315       111,083
              Less - accumulated depreciation......................         (44,977)      (40,098)
                                                                         ----------    ----------
                                                                         $   83,338    $   70,985
                                                                         ==========    ==========

         Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in the Consolidated Statement of Operations. We incurred approximately $3,118,000, $3,232,000 and $3,169,000 in repair and maintenance expenses for the years ended December 31, 2000, 1999 and 1998, respectively.

         Accounting for the Impairment of Long-Lived Assets

         We account for impairment of long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. We periodically assess the recoverability of our long-lived assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the related asset from expected future operating cash flows on an undiscounted basis.

         Intangibles and Goodwill

         Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the value of the net assets acquired in acquisitions accounted for as purchases. Intangibles and goodwill are charged to expense in equal amounts over their estimated useful lives. We believe that there have been no events or circumstances that warrant revision to the remaining useful lives or which affect the recoverability of intangibles and goodwill. The components of intangibles and goodwill are as follows:

                                                         Original
                                                           Life
                                                         in Years          2000            1999
                                                        ---------      ------------    ------------
                                                                             (in thousands)

  Acquired trade secrets...........................          5         $        125    $         48
  Acquired patents, trademarks and trade names.....        10-20              3,686           1,867
  Acquired trade name..............................         40                4,614           4,614
                                                                       ------------    ------------
           Total intangibles.......................                           8,425           6,529
                                                                       ------------    ------------

  Goodwill.........................................         5-10              2,506           2,404
  Goodwill.........................................         20                3,736           4,517
  Goodwill.........................................         40              147,784         147,770
                                                                       ------------    ------------
           Total goodwill..........................                         154,026         154,691
                                                                       ------------    ------------
           Total intangibles and goodwill..........                         162,451         161,220
  Less - accumulated amortization..................                          14,533          10,122
                                                                       ------------    ------------
           Net intangibles and goodwill............                    $    147,918    $    151,098
                                                                       ============    ============


         Long-Term Investments

         Long-term investments of $615,000 and $1,695,000 at December 31, 2000 and 1999, respectively, are included in other long-term assets and represent our investment in unconsolidated affiliated companies. These investments are accounted for using the equity method of accounting.

         Income Taxes

         Income tax expense includes income taxes of The Netherlands, U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using tax rates at the end of the period.

         Revenue Recognition

         Revenues are recognized as services are completed or as delivery of product occurs. All advance client payments are classified as unearned revenues until services are completed or products are shipped.

         Foreign Currencies

         Our functional currency is the U.S. dollar. Accordingly, foreign entities remeasure monetary assets and liabilities to U.S. dollars at year-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and cost of sales, which are remeasured at historical rates. Remeasurement gains and losses are included in other income and expense in the Consolidated Statements of Operations.

         Research and Development

         While we have acquired many of our new technologies, we incur expenses relating to our ongoing research and development program. We view the cost to acquire many of our technologies to be, in essence, expenditures to gain the benefit of the acquired company's research and development projects. Research and development expenditures are charged to expense as incurred. We incurred approximately $5,012,000, $1,949,000 and $2,150,000 in research and development expenses for the years ended December 31, 2000, 1999 and 1998, respectively.

         Earnings Per Share

         We present earnings per share in accordance with SFAS No. 128, "Earnings per Share" which requires dual presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the net additional shares which would be issued if all dilutive stock options outstanding were exercised.

         The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

                                                                            2000            1999             1998
                                                                      --------------  --------------   --------------
         Weighted average basic common
            shares outstanding..................................          31,789,889      30,874,315       28,653,977
         Effect of dilutive stock options.......................           1,151,544         993,232        1,025,918
                                                                      --------------  --------------   --------------
         Weighted average diluted common
            shares outstanding..................................          32,941,433      31,867,547       29,679,895
                                                                      ==============  ==============   ==============

         Recent Pronouncements

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and was subsequently amended by SFAS No. 137, which delayed its effective date. As a result, SFAS No. 133 will be effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). We do not enter into derivative instruments or buy and sell commodities. Accordingly, adoption of SFAS No. 133 did not have an impact on our financial position or operational results.

         In December 1999, the Securities and Exchange Commission ("SEC"), issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes". The implementation of the SEC's guidance did not result in a change to our revenue recognition policy.

         The Emerging Issues Task Force ("EITF") issued EITF 00-10 which gave further guidance on revenue recognition. EITF 00-10 required that revenue be recognized on all amounts billed to a customer in a sale transaction related to shipping and handling. As a result of the application of this guidance in December 2000, we recognized shipping charges as revenues and an increase to cost of sales. Prior period financial statements reflect this change, which was less than 1% of revenues.

         Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

3.       ACQUISITIONS

         2000 Acquisitions

         On December 20, 2000, we acquired all of the outstanding shares of Core Petrophysics, Inc. ("CPI"), a privately held company based in Houston, Texas. CPI is engaged in the petrophysical characterization of partially consolidated and unconsolidated reservoirs which make up the majority of deepwater reservoirs around the world. We issued approximately 516,000 shares in a share-for-share exchange. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, our consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of CPI.


         On June 20, 2000, we acquired all of the outstanding shares of Production Enhancement Corporation ("PENCOR"), a privately held company based in Broussard, Louisiana. PENCOR provides fluid phase behavior services used to characterize crude oils, natural gases and other reservoir fluids. We issued approximately 275,000 shares in exchange for all of the outstanding shares of PENCOR and assumed approximately $2.5 million in debt. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, our consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of PENCOR.

         On January 12, 2000, we acquired all of the outstanding shares of TomoSeis Corporation ("TomoSeis"), a privately held company based in Houston, Texas. TomoSeis provides detailed reservoir imaging services that are a component of timelapse (4D) seismic and reservoir monitoring programs. We issued approximately 232,000 shares and assumed outstanding stock options exercisable for approximately 396,000 of our common shares. Proceeds from the exercise of these stock options would be approximately $2.1 million. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, our consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of TomoSeis.


         1999 Acquisitions

         On August 2, 1999, we acquired all of the outstanding shares of Reservoirs, Inc. ("Reservoirs"), a privately held company based in Texas. Reservoirs provides reservoir description services to the oil industry and is a recognized leader in the geology and petrophysics of deepwater reservoirs. We issued approximately 252,000 shares in a transaction that was accounted for using the purchase method of accounting. The transaction resulted in an allocation of approximately $4.1 million to goodwill, which is being amortized over a 20-year period.

         On July 1, 1999, we acquired all of the outstanding shares of Coherence Technology Company, Inc. ("CTC"), a privately held company based in Texas. CTC provides specialized seismic data processing and interpretation services and is exclusively licensed by BP Amoco to provide its patented Coherence Cube data processing technology to the worldwide petroleum industry. We issued approximately 171,000 shares in a transaction which was accounted for as a pooling-of-interests. As part of the transaction, we assumed approximately $1.0 million in CTC bank debt and also issued approximately 135,000 shares to a second lender as debt repayment. Our consolidated financial statements have been restated for all prior periods to include the financial position and results of operations of CTC.

         On January 7, 1999, we acquired receivables and certain fixed assets from Isotag Specialist, Inc. ("Isotag"), and its related company, Fred Calaway and Co. Both companies were privately held and based in Texas. Isotag provides production enhancement and related services. We issued approximately 33,000 shares for the assets of Isotag and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $0.4 million to goodwill, which is being amortized over a 20-year period.

         1998 Acquisitions

         On December 30, 1998, we acquired all of the outstanding shares of Thru-Tubing Technology, Inc. ("Thru-Tubing"), a privately held company based in Louisiana. Thru-Tubing manufactures downhole remedial products which complement our well completion and stimulation technologies. We issued approximately 195,000 shares in exchange for all of the outstanding shares of Thru-Tubing and accounted for the transaction using the pooling-of-interests method of accounting. Thru-Tubing's results of operations for the year ended December 31, 1998 are included in the consolidated financial statements. Our consolidated financial statements for periods prior to 1998 were not restated for this acquisition due to immateriality.

         We acquired all of the outstanding shares of The Andrews Group International, Inc. and A.G.I. Mexicana S.A. de C.V. in December 1998 (collectively referred to as the "Andrews Group"). The Andrews Group provides specialized seismic data processing and interpretation services, as well as other geophysical, geological and engineering services. We issued approximately 715,000 shares in exchange for all of the outstanding shares of the Andrews Group and accounted for the transaction using the pooling-of-interests method of accounting. Our consolidated financial statements have been restated for all periods prior to the date acquired to include the financial position and results of operations of the Andrews Group.

         On October 28, 1998, we acquired all of the outstanding shares of Integra Geoservices, Inc. ("Integra"), a privately held company based in Canada. Integra provides specialized geophysical seismic processing services used to characterize and describe petroleum reservoirs. We issued approximately 86,000 shares in exchange for all of the outstanding shares of Integra and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $2.8 million to goodwill, which is being amortized over a 40-year period.

         On August 31, 1998, we acquired all of the remaining shares of Jaex S.A. de C.V. ("Jaex"), a privately held company based in Mexico, that were not previously acquired through our acquisition of Owen Oil Tools, Inc. ("Owen"). We previously owned 50.00098% of Jaex. Jaex provides well completion and stimulation technologies to the petroleum industry. We issued approximately 765,000 shares in exchange for the remaining interest of Jaex and accounted for the acquisition using the purchase method of accounting. The transaction resulted in an allocation of approximately $8.2 million to goodwill, which is being amortized over a 40-year period.

         On July 31, 1998, we acquired all of the outstanding shares of PETRAK Group S.A. ("Petrak"), a privately held company based in Switzerland. Petrak specializes in characterizing reservoir fluids and their derivatives. We issued approximately 263,000 shares in exchange for all of the outstanding shares of

Petrak and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $3.9 million to goodwill, which is being amortized over a 40-year period.

         On June 30, 1998, we acquired all of the outstanding shares of Owen, a privately held company based in Texas. Owen and its subsidiaries provide well completion and stimulation technologies to the petroleum industry. We issued approximately 2,277,000 shares in exchange for all of the outstanding shares of Owen and accounted for the transaction using the purchase method of accounting. The transaction resulted in an allocation of approximately $41.5 million to goodwill, which is being amortized over a 40-year period.

         The following unaudited information presents the results of operations on a pro forma basis as though the 1998 acquisitions accounted for using the purchase method occurred on January 1, 1998. The following is presented for informational purposes only and may not be indicative of actual operating results that would have been achieved. All amounts are in thousands, except per share data.

                                                                                1998
                                                                             -----------
                                                                             (Unaudited)
         Revenues........................................................... $   348,195
         Income from continuing operations.................................. $    24,726
         Net income......................................................... $    21,135
         Basic earnings per share from continuing operations................ $      0.86
         Diluted earnings per share from continuing operations.............. $      0.83

4.       DISCONTINUED OPERATIONS

         In early 1998, we concluded that our packaged analyzer line of business was no longer strategic and made a decision to discontinue this product line. Subsequently, on April 8, 1998, we sold the majority of the net assets of our packaged analyzer business line for approximately $4.1 million in cash, resulting in a loss on sale of $1.3 million. Goodwill specifically related to this business line of approximately $2.6 million was also written off, as was $1.0 million of work-in-process inventory which was subsequently abandoned. These amounts are included in the loss on disposition of discontinued operations.

         The results of the packaged analyzer business line have been reported separately as discontinued operations in the Consolidated Statements of Operations. Consolidated financial statements prior to 1998 have also been restated to present the packaged analyzer business line as discontinued operations.

         The loss on the disposition of the packaged analyzer business line is summarized below (in thousands):

                                                                                             1998
                                                                                          ----------
         Write-down of work in process..................................................  $      988
         Write-off of goodwill related to the packaged analyzer business line...........       2,563
         Loss on sale of packaged analyzer business line................................       1,269
                                                                                          ----------
              Loss on disposition of discontinued operations............................       4,820
         Income tax benefit.............................................................       1,446
                                                                                          ----------
              Loss on disposition of discontinued operations, net of tax................  $    3,374
                                                                                          ==========

5.       LONG-TERM DEBT

         Long-term debt is summarized in the following table (in thousands):

                                                                                          2000        1999
                                                                                       ----------  ----------
         Credit Facility with a bank group:
              $100,000 revolving debt facilities.................................      $    7,000  $    7,000
         Senior notes............................................................          75,000      75,000
         Other indebtedness......................................................             647       4,771
                                                                                       ----------  ----------
                  Total debt.....................................................          82,647      86,771
         Less - current maturities...............................................             632       1,796
                                                                                       ----------  ----------
                  Total long-term debt...........................................      $   82,015  $   84,975
                                                                                       ==========  ==========


         In July 1999, we entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At December 31, 2000, approximately $93 million was available for borrowing under the revolving debt facility. Loans under the Credit Facility bear interest from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The average interest rate in effect at December 31, 2000 was 7.97% and the average for 2000 was 8.13%. The revolving debt facilities require interest payments only, until maturity in June 2004.

         In July 1999, we issued $75 million in Senior Notes which bear an average interest rate of 8.16% and require annual principal payments beginning in July 2005 and continuing through July 2011.

         The terms of the Credit Facility and Senior Notes require us to meet certain financial covenants, including certain minimum equity and cash flow tests. We believe that we are in compliance with all such covenants contained in our credit agreements. All of our material subsidiaries are guarantors or co-borrowers under both credit agreements.

         Scheduled maturities of long-term debt (in thousands):

         2001......................................  $     632
         2002......................................         15
         2003......................................         --
         2004......................................      7,000
         2005 and thereafter.......................     75,000
                                                     ---------
              Total................................  $  82,647
                                                     =========

         Total cash payments for interest were $6,922,000, $4,918,000 and $6,090,000 for 2000, 1999 and 1998, respectively.

6.       INCOME TAXES

         The components of income from continuing operations before income taxes for 2000, 1999 and 1998 are as follows (in thousands):

                                                                            2000          1999          1998
                                                                         ----------    ----------    ----------

         United States............................................       $   (3,546)   $  (14,159)   $    9,344
         Other countries..........................................           30,906        17,805        21,477
                                                                         ----------    ----------    ----------
            Income from continuing operations
                   before income tax...........................          $   27,360    $    3,646    $   30,821
                                                                         ==========    ==========    ==========

         The components of income tax expense (benefit) for 2000, 1999 and 1998 are as follows (in thousands):

                                                                            2000          1999          1998
                                                                         ----------    ----------    ----------
         Current:
              United States.......................................      $       198    $   (2,259)   $    3,411
              Other countries.....................................            9,051         4,662         5,978
              State and provincial................................              202           296           241
                                                                         ----------    ----------    ----------
                   Total current..................................            9,451         2,699         9,630
                                                                         ----------    ----------    ----------

         Deferred:
              United States.......................................           (1,166)       (2,428)          (53)
              Other countries.....................................              174         1,454            51
              State and provincial................................             (251)         (459)           --
                                                                         ----------    ----------    ----------
                   Total deferred.................................           (1,243)       (1,433)           (2)
                                                                         ----------    ----------    ----------
                   Income tax expense.............................      $     8,208    $    1,266    $    9,628
                                                                         ==========    ==========    ==========

         The difference between income tax computed using The Netherlands statutory income tax rate of 35% and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2000, 1999 and 1998 are as follows (in thousands):

                                                                             2000          1999          1998
                                                                         ----------    ----------    ----------

         Tax at The Netherlands income tax rate...................      $     9,576    $    1,276    $   10,787
         International earnings taxed at rates lower than
               The Netherlands statutory rate.....................           (4,728)       (2,987)       (2,730)
         Foreign sales corporation benefits.......................              (18)           --           (89)
         Goodwill amortization and other
               non-deductible expenses............................            2,646         2,361         1,402
         Change in valuation allowance............................              781           779            17
         State and provincial taxes...............................              (49)         (163)          241
                                                                         ----------    ----------    ----------
                 Income tax expense...............................      $     8,208    $    1,266    $    9,628
                                                                         ==========    ==========    ==========

         Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities as of December 31, 2000 and 1999, respectively, are summarized as follows (in thousands):

                                                                                         2000          1999
                                                                                      ----------    ----------
         Deferred tax assets:
              Net operating loss carryforward....................................     $   11,591    $    7,015
              Receivables........................................................            546           506
              Inventories........................................................            126           126
              Other..............................................................            545           545
                                                                                      ----------    ----------
                   Total deferred tax assets.....................................         12,808         8,192
              Valuation allowance................................................         (2,543)       (1,763)
                                                                                      ----------    ----------
                   Net deferred tax asset........................................         10,265         6,429
                                                                                      ----------    ----------
         Deferred tax liabilities:
              Intangibles........................................................         (1,490)       (1,490)
              Property, plant and equipment......................................           (768)         (740)
              Other..............................................................         (5,228)       (2,331)
                                                                                      ----------    ----------
                   Total deferred tax liabilities................................         (7,486)       (4,561)
                                                                                      ----------    ----------

                   Total net deferred tax asset .................................     $    2,779    $    1,868
                                                                                      ==========    ==========

         At December 31, 2000, we had net operating loss carryforwards for income tax purposes in various tax jurisdictions. Of those carryforwards that are subject to expiration, they will expire, if unused, over the years 2001 through 2019. We provide a valuation allowance due to the uncertainty of realization of net operating loss carryforwards in certain foreign tax jurisdictions. Cash payments of income taxes, net of refunds, were $3,368,000, $4,413,000 and $8,410,000 in 2000, 1999 and 1998, respectively.

7.       STOCK OPTIONS

         We have two main stock option plans; the 1995 Long-Term Incentive Plan (the "Plan") and the 1995 Nonemployee Director Stock Option Plan (the "Nonemployee Director Plan"). We also assumed stock options outstanding for three of our acquisitions: CTC, Reservoirs and TomoSeis. See Note 3 for more information on these acquisitions.

         Employee Stock Option Plan

         The maximum number of shares under the Plan was initially limited to 1,300,000 common shares but was amended and restated effective as of May 1997 and May 2000 to authorize an additional 4,100,000 common shares for grant to eligible employees. Options granted pursuant to the Plan are exercisable for a period of 10 years and vest in equal installments over four years. The exercise price of options granted under the Plan is the market value at the date of grant.

         1995 Nonemployee Director Stock Option Plan

         The maximum number of shares under the Nonemployee Director Plan was initially limited to 100,000 common shares but was amended and restated effective as of May 1997 and May 2000 to authorize an additional 600,000 common shares for grant to eligible Directors of Core Laboratories. Pursuant to the Nonemployee Director Plan, beginning in 1996, 10,000 options are granted to each eligible Director and 20,000 are granted to the chairman on an annual basis. The options are exercisable for a period of 10 years and vest on the day before the next annual shareholders meeting following the date of grant. The exercise price of options granted under the plan is the market value at the date of grant.

         Information regarding our stock options issued pursuant to our plans is summarized below:

                                                                                         Weighted
                                                                      Range of           Average
Options:                                             Shares       Excercise Price     Exercise Price
----------------------------------------------     ----------     ---------------     --------------
Balance at December 31,1997...................      1,416,818     $1.28  - $17.88           $6.09
Options granted...............................        698,004     11.63  -  24.38           18.10
Options exercised.............................       (294,612)     1.28  -  17.88            5.73
Options canceled..............................       (114,000)     6.00  -  24.38           14.51
                                                   ----------
Balance at December 31, 1998..................      1,706,210      1.28  -  24.38           11.39
                                                   ----------
Options granted...............................        722,300      6.00  -  19.06           13.15
Options assumed through acquisitions..........         70,406      0.01  -  61.19            8.76
Options exercised.............................       (290,703)     2.75  -  13.06            6.52
Options canceled..............................        (60,056)     6.00  -  61.19           14.60
                                                   ----------
Balance at December 31, 1999..................      2,148,157      0.01  -  61.19           12.54
                                                   ----------
Options granted...............................        763,000     19.38  -  28.44           19.46
Options assumed through acquisitions..........        395,541      0.01  -  11.97            5.36
Options exercised.............................       (305,660)     0.01  -  18.38            8.41
Options canceled..............................       (186,078)     6.00  -  61.19           11.70
                                                   ----------
Balance at December 31, 2000..................      2,814,960     $0.01  - $61.19          $13.79
                                                   ==========

         The weighted average contractual life remaining on outstanding stock options was eight years at December 31, 2000.

         As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation", we apply APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for our stock-based compensation plans. APB Opinion 25 does not require compensation costs to be recorded on options which have exercise prices at least equal to the market price of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock-based plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS No. 123, our net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                         Year Ended      Year Ended      Year Ended
                                                                        December 31,    December 31,    December 31,
                                                                            2000            1999            1998
                                                                        ------------    ------------    ------------
         Net income (loss):
              As reported..........................................     $     19,152    $      2,380    $     17,602
              Pro forma............................................     $     10,768    $     (5,473)   $     12,738

         Basic net income (loss) per share:
              As reported..........................................     $       0.60    $       0.08    $       0.61
              Pro forma............................................     $       0.34    $      (0.18)   $       0.44

         Diluted net income (loss) per share:
              As reported..........................................     $       0.58    $       0.07    $       0.59
              Pro forma............................................     $       0.33    $      (0.17)   $       0.43

         The weighted average fair value of options granted in 2000, 1999 and 1998 of $13.36, $8.86 and $8.39, respectively, was estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                           2000            1999            1998
                                                                         --------        --------        --------
         Risk free interest rate...................................         5.0%            5.8%            6.7%
         Expected volatility.......................................          66%             70%             69%
         Expected lives (in years).................................           8               9               9

8.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. We believe that the carrying amount of long-term debt, excluding senior notes, approximates fair value as the majority of these borrowings bear interest at floating market interest rates. The estimated fair value of the $75,000,000 senior notes was approximately $79,569,000 at December 31, 2000, determined using long-term rates in effect on that date. These estimates are not necessarily indicative of the amounts that could be realized in a current market transaction.

9.       CONCENTRATION OF CREDIT RISK

         We derive our worldwide revenues from customers primarily in the oil and gas industry. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised primarily of major international corporate entities, government organizations and independent producers with stable payment experience.

10.      RETIREMENT AND OTHER PLANS

         During 2000, we maintained three defined contribution plans (the "Plans") for the benefit of eligible employees in the United States, Canada and the United Kingdom. One of our acquisitions, PENCOR, maintained defined contribution plans prior to the date of acquisition. In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Plans. For the years ended 2000, 1999 and 1998 we expensed $2,079,000, $1,601,000 and $2,988,000 respectively, for its matching and discretionary contributions to the Plans.

         We provide a retirement benefit to substantially all of our Dutch employees equal to 1.75% of each employee's final pay for each year of service, subject to a maximum of 70%. Funding for this benefit is in the form of premiums paid to an insurance company based upon each employee's age and current salary. Salary increases require higher premiums, which are paid over future years and are reflected, at their net present value, in other long-term liabilities. Employees are 100% vested at all times. In the event an employee leaves Core Laboratories, we are required to pay the backservice pension liability to the insurance company. The insurance company has assumed substantially all risk associated with the plan.

         We also operated a defined benefit plan for a portion of our U.S. employees which was suspended on December 31, 1997. The benefits under the plan are based on years of service and the employee's final average earnings. We expect this plan to be settled in 2001.

         The components of net pension income related to the defined benefit plan are as follows:

                                                                          2000            1999            1998
                                                                      ------------    ------------    ------------
         Service cost-benefits earned during the period...........    $    173,193    $    144,082    $    164,780
         Interest cost on projected obligation....................         527,362         512,090         503,820
         Actual return on assets..................................        (816,831)       (771,819)       (721,630)
         Net amortization and accrual.............................         (56,443)             --              --
                                                                      ------------    ------------    ------------
              Net pension income..................................    $   (172,719)   $   (115,647)   $    (53,030)
                                                                      ============    ============    ============

         Actuarial assumptions used for this calculation are as follows:

                                                                          2000            1999            1998
                                                                      ------------    ------------    ------------
         Discount rate............................................           8.00%           8.00%           6.75%
         Rate of return...........................................             N/A           8.00%           8.00%
         Rate of compensation increase............................             N/A             N/A             N/A

         We have established deferred compensation contracts for certain officers. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2000, 1999 and 1998 was approximately $450,000, $385,000 and $307,000 respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the officer deferred compensation contracts.

11.      COMMITMENTS AND CONTINGENCIES

         We may from time to time be subject to legal proceedings and claims that arise in the ordinary course of business. We believe that the outcome of current legal actions will not have a material adverse effect upon our consolidated financial position or results of operations.

         As security for bids and performance on certain contracts, we were contingently liable at December 31, 2000, in the amount of approximately $2.4 million under standby letters of credit and bank guarantees. We do not believe it is practicable to estimate the fair value of these financial instruments and do not expect any material losses from their resolution since performance is not likely to be required.

         Minimum rental commitments under non-cancelable operating and capital leases as of December 31, 2000, consist of the following (in thousands):

         Year ended December 31--                  Operating        Capital
                                                 ------------    ------------
         2001.................................   $      5,623    $        247
         2002.................................          4,110              14
         2003.................................          2,738              11
         2004.................................          2,332               8
         2005.................................          2,143               2
         Thereafter...........................          7,170              --
                                                 ------------    ------------
                                                 $     24,116    $        282
                                                 ============    ============

         Operating lease commitments relate principally to equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $6,629,000, $3,798,000 and $5,983,000 for 2000, 1999 and 1998, respectively.

12.      SEGMENT REPORTING

         We manage our business segments separately due to the different technologies each segment utilizes and requires (see Note 1). Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheet and Statement of Operations. We evaluate performance based on income or loss from operations before income tax, interest and other non-operating income (expense). Summarized financial information concerning our segments is shown in the following tables (in thousands):

                                                                                          Year Ended
                                                                        ---------------------------------------------
                                                                              2000           1999             1998
                                                                        ------------    ------------     ------------
         REVENUES:
         Reservoir Description........................................  $    190,726    $    200,584     $    205,718
         Production Enhancement.......................................        94,341          65,342           46,037
         Reservoir Management.........................................        51,031          56,831           65,363
                                                                        ------------    ------------     ------------
               Consolidated...........................................  $    336,098    $    322,757     $    317,118
                                                                        ============    ============     ============

                                                                                          Year Ended
                                                                        ---------------------------------------------
                                                                              2000           1999             1998
                                                                        ------------    ------------     ------------
         INCOME (LOSS) BEFORE INTEREST
         AND TAXES:
         Reservoir Description 1......................................  $     23,411    $     13,698     $     26,746
         Production Enhancement 1.....................................        14,665           8,485            8,217
         Reservoir Management 1.......................................        (2,764)         (6,176)           2,398
         Corporate and other 1,2......................................           279          (3,804)             260
                                                                        ------------    ------------     ------------
               Consolidated...........................................  $     35,591    $     12,203     $     37,621
                                                                        ============    ============     ============

                                                                                          Year Ended
                                                                        ---------------------------------------------
                                                                              2000           1999             1998
                                                                        ------------    ------------     ------------
         DEPRECIATION AND AMORTIZATION:
         Reservoir Description........................................  $      8,759    $      9,673     $     10,302
         Production Enhancement ......................................         1,922           1,642            1,213
         Reservoir Management ........................................         2,422           3,663            3,935
         Corporate and other..........................................         2,008             961              928
                                                                        ------------    ------------     ------------
               Consolidated...........................................  $     15,111    $     15,939     $     16,378
                                                                        ============    ============     ============

                                                                                          Year Ended
                                                                        ---------------------------------------------
                                                                              2000           1999             1998
                                                                        ------------    ------------     ------------
         GOODWILL AMORTIZATION:
         Reservoir Description........................................  $      2,341    $      2,325     $      2,066
         Production Enhancement.......................................         1,289           1,306              609
         Reservoir Management.........................................           477             496              338
                                                                        ------------    ------------     ------------
               Consolidated...........................................  $      4,107    $      4,127     $      3,013
                                                                        ============    ============     ============

                                                                                      As of December 31,
                                                                              2000           1999             1998
                                                                        ------------    ------------     ------------
         ASSETS:
         Reservoir Description........................................  $    118,313    $    133,421     $    139,299
         Production Enhancement.......................................        77,726          56,022           45,412
         Reservoir Management.........................................        38,448          31,586           35,440
                                                                        ------------    ------------     ------------
               Total Business Segments................................       234,487         221,029          220,151
                                                                        ------------    ------------     ------------
         Corporate and other 2........................................       171,185         181,909          166,965
         Intersegment Eliminations....................................         4,932         (29,755)         (19,242)
                                                                        ------------    ------------     ------------
               Consolidated...........................................  $    410,604    $    373,183     $    367,874
                                                                        ============    ============     ============

1) The income (loss) before interest and taxes for each segment in 1999 have been reduced by restructuring, write-offs and other charges. The amounts attributable to each segment were as follows:
              Reservoir Description - $8,397; Production Enhancement - $2,854; Reservoir Management - $2,759. Corporate and other includes $3,696 of merger termination costs related to the proposed GeoScience acquisition. See Note 13 for additional information.
2) "Corporate and Other" represents those items that are not directly related to a particular segment.

         We are a Netherlands company and we derive our revenues from services and sales to customers primarily in one industry segment, the oil and gas industry. No single customer accounted for 10 percent or more of consolidated revenues in any of the periods presented. The following is a summary of our U.S. and foreign operations for 2000, 1999 and 1998 (in thousands):

                                                                                           Year Ended
                                                                        ---------------------------------------------
                                                                              2000           1999             1998
                                                                        ------------    ------------     ------------
         Revenues from unaffiliated customers:
              United States...........................................  $    135,781    $    142,681     $    146,850
              Other countries.........................................       200,317         180,076          170,268
                                                                        ------------    ------------     ------------
                   Total..............................................  $    336,098    $    322,757     $    317,118
                                                                        ============    ============     ============

         Income (loss) before interest and taxes:
              United States...........................................  $    12,328     $     (6,616)    $     13,382
              Other countries.........................................       23,263           18,819           24,239
                                                                        ------------    ------------     ------------
                   Total..............................................  $    35,591     $     12,203     $     37,621
                                                                        ============    ============     ============

         Identifiable assets:
              United States...........................................  $   129,766  $      138,451      $    166,341
              Other countries.........................................      280,838         234,732           201,533
                                                                        ------------    ------------     ------------
                   Total..............................................  $    410,604  $      373,183     $    367,874
                                                                        ============    ============     ============

         Operating income includes income from continuing operations before interest expense and income taxes. U.S. revenues derived from exports were $45.5 million, $34.7 million and $12.7 million in 2000, 1999 and 1998, respectively.

13.      WRITE-OFFS AND RESTRUCTURING CHARGES

         Write-offs and Other Charges

         In the first quarter of 1999, we recorded write-offs and other charges totaling $10.7 million. This amount included $4.4 million of asset write-offs, $2.6 million related to facility closures and personnel reductions, and $3.7 million associated with the termination of the proposed acquisition of GeoScience Corp. The asset write-offs consisted primarily of uncollectible accounts receivable in the former Soviet Union and other Eastern Hemisphere locations, due to economic instability in the region, as well as adjustments to net realizable value of certain inventory and other current asset amounts. The facility closures consisted primarily of the shutdown of our environmental testing laboratory in Edison, New Jersey, the Saybolt Western Hemisphere administrative office and a substantial reduction in our Venezuelan work force. These actions, which affected a total of 47 employees, were substantially complete as of April 30, 1999. The termination settlement included the forgiveness of $3.0 million in working capital advances made by Core Laboratories to GeoScience Corp.


         Restructuring Charges

         In the fourth quarter of 1999, we recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of our operations. This charge affected each of our operating segments as follows:
Reservoir Description - $2.8 million; Production Enhancement - $1.9 million; Reservoir Management - $2.3 million. We combined personnel and equipment from eight facilities into one Houston facility. No operations were discontinued. The move was completed in the second quarter of 2000. Related charges include severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Substantially all of these employees were terminated as of June 30, 2000. Cash required for the costs incurred through December 31, 2000 of $3.8 million, excluding asset write-offs, was funded from operating activities. We anticipate that the remaining costs will also be funded through cash from operating activities. This charge is summarized in the following table:

Restructuring Charges
(Dollars in Thousands)

                                                                                  Asset
                                            Lease                                Write-
                                         Obligations   Severance   Restoration   offs(a)    Other     Total
                                         -----------   ---------   -----------   -------   -------   -------
Total restructuring charges.............    $  2,983     $   879       $   786   $ 2,080   $   308   $ 7,036
Less: Costs incurred through
         December 31, 1999..............         515         445            28     2,080       124     3,192
                                             -------     -------       -------   -------   -------   -------
Accrual remaining at December 31, 1999..       2,468         434           758         -       184     3,844
Less: Costs incurred through
         December 31, 2000..............       1,440         434           655         -       184     2,713
                                             -------     -------       -------   -------   -------   -------
Accrual remaining.......................     $ 1,028     $     -        $  103   $     -   $     -   $ 1,131
                                             =======     =======       =======   =======   =======   =======

(a) The fixed assets and leasehold improvements related to the Houston consolidation were disposed of by the end of June 2000. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $490 in 2000, and will be reduced by $333 in 2001 and $342 thereafter. Also included in this amount were $915 of working capital write-offs related to the restructuring of foreign operations. The asset write-offs attributable to each segment were as follows: Reservoir Description - $1,176; Production Enhancement - $346; Reservoir Management - $558.

14.      DISPOSITION OF ASSETS

         We sold substantially all of our U.S. environmental testing and certain other assets to Severn Trent Laboratories, Inc., a Delaware corporation, on September 30, 1999. Consideration received from the sale was approximately $19.7 million.

15.      UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

         Summarized quarterly financial data for the four quarters ended December 31, 2000 and 1999 is as follows (in thousands, except share and per share data):

Three months ended                                  December 31,     September 30,      June 30,        March 31,
                                                        2000             2000             2000             2000
                                                   --------------   --------------   --------------   --------------
Service and sales revenues........................ $       97,630   $       87,355   $       78,879   $       72,234
Cost of services and sales........................         76,852           69,154           63,795           58,854
Other operating expenses..........................          8,394            7,914            8,051            7,493
                                                   --------------   --------------   --------------   --------------
Income before interest expense and
  income tax......................................         12,384           10,287            7,033            5,887
                                                   --------------   --------------   --------------   --------------
Interest expense..................................          2,120            2,072            1,989            2,050
                                                   --------------   --------------   --------------   --------------
Income from continuing operations
  before income tax............................... $       10,264   $        8,215   $        5,044   $        3,837
                                                   ==============   ==============   ==============   ==============
Income from continuing operations................. $        7,185   $        5,750   $        3,531   $        2,686
                                                   ==============   ==============   ==============   ==============

Per share data:
Basic earnings per share from
   continuing operations.......................... $         0.22   $         0.18   $         0.11   $         0.09
                                                   ==============   ==============   ==============   ==============
Weighted average basic common shares
   outstanding....................................     32,203,386       32,187,720       31,489,478       31,247,546
                                                   ==============   ==============   ==============   ==============
Diluted earnings per share from
   continuing operations.......................... $         0.22   $         0.17   $         0.11   $         0.08
                                                   ==============   ==============   ==============   ==============
Weighted average diluted common
   shares outstanding.............................     33,283,074       33,127,937       32,991,413       32,652,538
                                                   ==============   ==============   ==============   ==============


Three months ended                                  December 31,     September 30,      June 30,        March 31,
                                                        1999             1999             1999           1999 (a)
                                                   --------------   --------------   --------------   --------------
Service and sales revenues........................ $       90,446   $       82,356   $       79,165   $       70,790
Cost of services and sales........................         71,213           63,966           66,811           61,233
Write-offs and other charges......................             --               --               --           10,670
Restructuring charges.............................          7,036               --               --               --
Other operating expenses..........................          6,468            8,654            7,018            7,485
                                                   --------------   --------------   --------------   --------------
Income (loss) before interest expense and
  income tax......................................          5,729            9,736            5,336           (8,598)
                                                   --------------   --------------   --------------   --------------
Interest expense..................................          2,264            2,393            2,048            1,852
                                                   --------------   --------------   --------------   --------------
Income (loss) from continuing operations
  before income tax............................... $        3,465   $        7,343   $        3,288   $      (10,450)
                                                   ==============   ==============   ==============   ==============
Income (loss) from continuing operations.......... $        2,245   $        4,972   $        2,183   $       (7,020)
                                                   ==============   ==============   ==============   ==============

Per share data:
Basic earnings (loss) per share from
   continuing operations.......................... $         0.07   $         0.16   $         0.07   $        (0.23)
                                                   ==============   ==============   ==============   ==============
Weighted average basic common shares
   outstanding....................................     31,142,804       30,916,824       30,744,116       30,686,075
                                                   ==============   ==============   ==============   ==============
Diluted earnings (loss) per share from
   continuing operations.......................... $         0.07   $         0.16   $         0.07   $        (0.23)
                                                   ==============   ==============   ==============   ==============
Weighted average diluted common
   shares outstanding.............................     32,203,194       32,003,097       31,584,263       30,686,075
                                                   ==============   ==============   ==============   ==============

  (a) The effect of dilutive stock options totaling 937,871 equivalent common shares was not included in the computation of weighted average diluted common shares because the impact of these options was anti-dilutive as a result of our net loss for the three months ended
      March 31, 1999.

                                                 INDEX TO EXHIBITS


                                                                                               Incorporated by
                                                                                             Reference from the
Exhibit No.                   Exhibit Title                                                  Following Documents
-----------                   -------------                                                  ------------------

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

  10.7     --  Amended and Restated Credit Agreement among Core  Laboratories  N.V.,     Form S-3, November 20, 1997
               Core Laboratories,  Inc., Core Laboratories  (U.K.) Limited,  Bankers
               Trust  Company,  NationsBank,  N.A.  and the Bank Group,  dated as of
               July 18, 1997

  10.8     --  Core Laboratories  Supplemental  Executive  Retirement Plan effective     Form 10-K, March 31, 1998
               as of January 1, 1998

  10.9     --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               David Michael Demshur dated as of August 18, 1998

  10.10    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               Richard Lucas Bergmark dated as of August 18, 1998

  10.11    --  Form of  Employment  Agreement  between  Core  Laboratories  N.V. and     Form 10-K, March 31, 1999
               Monty Lee Davis dated as of August 18, 1998

  10.12    --  Form of Employment  Agreement between Core Laboratories N.V. and John     Form 10-K, March 31, 1999
               David Denson dated as of August 18, 1998

  10.13    --  Core Laboratories  Supplemental Executive Retirement Plan for John D.     Form 10-Q, November 15, 1999
               Denson effective January 1, 1999

  10.14    --  Core Laboratories  Supplemental  Executive  Retirement Plan for Monty     Form 10-Q, November 15, 1999
               L. Davis effective January 1, 1999

  10.15    --  Amendment  to Core  Laboratories  Supplemental  Executive  Retirement     Form 10-Q, November 15, 1999
               Plan filed January 1, 1998, effective July 29, 1999

  10.16    --  Amendment  to  Amended  and  Restated  Credit  Agreement  among  Core     Form 10-Q, November 15, 1999
               Laboratories N.V., Core Laboratories,  Inc., Core Laboratories (U.K.)
               Limited,  Bankers Trust Company,  Bank of America,  N.A. and the Bank
               Group, dated as of July 22, 1999

  10.17    --  Note  and  Guarantee   Agreement  by  Core  Laboratories,   Inc.  for     Form 10-Q, November 15, 1999
               Guaranteed  Senior  Notes,  Series A, and  Guaranteed  Senior  Notes,
               Series B, dated as of July 22, 1999

  10.18    --  First Amendment to Core Laboratories  N.V. 1995 Long-Term  Incentive      Filed Herewith
               Stock Option Plan (As Amended and Restated Effective as of
               May 29, 1997)

  10.19    --  Second Amendment to Core Laboratories  N.V. Nonemployee Director          Filed Herewith
               Plan (As Amended and Restated Effective as of May 29, 1997)

  21.1     --  Subsidiaries of the Registrant                                            Filed Herewith

  23.1     --  Consent of Arthur Andersen LLP                                            Filed Herewith
