Form 10-Q
period 2001-03-31
CORE LABORATORIES N V
filed 2001-05-14
CIK 1000229

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

                    For the quarterly period ended March 31, 2001

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

     The number of common shares of the Registrant, par value NLG 0.03 per share, outstanding at May 11, 2001 was 32,411,442.

================================================================================

                             CORE LABORATORIES N.V.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

                                                                                                          Page
Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at March 31, 2001 and December 31, 2000.........................      1
         Consolidated Statements of Operations for the Three Months Ended
              March 31, 2001 and 2000................................................................      2
         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2001 and 2000................................................................      3

         Notes to Consolidated Financial Statements .................................................      4
     Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................      9

     Item 3 -- Quantitative & Qualitative Disclosures of Market Risk.................................     12


Part II -- Other Information

     Item 1 -- Legal Proceedings.....................................................................     13

     Item 2 -- Changes in Securities.................................................................     13

     Item 3 -- Defaults Upon Senior Securities.......................................................     13

     Item 4 -- Submission of Matters to a Vote of Security Holders ..................................     13

     Item 5 -- Other Information.....................................................................     13

     Item 6 -- Exhibits and Reports on Form 8-K......................................................     13

Signature     .......................................................................................     14


                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                         March 31,         December 31,
                                                                                           2001               2000
                                                                                       ----------          ----------
ASSETS                                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   13,587        $   12,918
     Accounts receivable, less allowance for doubtful accounts of
         $9,014 and $9,067 in 2001 and 2000, respectively........................          105,337           110,915
     Inventories ................................................................           35,337            34,067
     Prepaid expenses and other..................................................            9,776             7,053
     Deferred tax asset..........................................................            7,928            10,265
                                                                                        ----------        ----------
         Total current assets....................................................          171,965           175,218

PROPERTY, PLANT AND EQUIPMENT, net...............................................           84,404            83,338

INTANGIBLES AND GOODWILL, net....................................................          147,629           147,918
OTHER LONG-TERM ASSETS...........................................................            3,391             4,130
                                                                                        ----------        ----------
              Total assets.......................................................       $  407,389        $  410,604
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt........................................       $      667        $      632
     Current lease obligations...................................................              134               247
     Accounts payable............................................................           18,924            25,186
     Other accrued expenses......................................................           26,124            25,445
                                                                                        ----------        ----------
         Total current liabilities...............................................           45,849            51,510

LONG-TERM DEBT ..................................................................           78,965            82,015
LONG-TERM LEASE OBLIGATIONS......................................................               31                35
OTHER LONG-TERM LIABILITIES......................................................           21,481            23,298
MINORITY INTEREST................................................................            2,053             1,888
SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................               --                --
     Common shares, NLG 0.03 par value; 100,000,000 shares authorized,
         32,360,552 and 32,208,364 issued and outstanding
         at March 31, 2001 and December 31, 2000, respectively...................              536               534
     Additional paid-in capital..................................................          183,958           182,695
     Retained earnings...........................................................           74,516            68,629
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          259,010           251,858
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  407,389        $  410,604
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

                             CORE LABORATORIES N.V.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share data)

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                      --------------------------------
                                                                                           2001              2000
                                                                                      -------------       ------------
                                                                                                  (Unaudited)
SERVICES.........................................................................    $       70,305       $     60,269
SALES............................................................................            19,358             11,965
                                                                                      -------------       ------------
                                                                                             89,663             72,234
OPERATING EXPENSES:
     Cost of services............................................................            54,823             50,778
     Cost of sales...............................................................            15,204              8,076
     General and administrative expenses ........................................             3,660              3,303
     Depreciation and amortization...............................................             4,347              3,732
     Goodwill amortization.......................................................             1,027              1,027
     Other income, net...........................................................               469               (569)
                                                                                      -------------       ------------
                                                                                             79,530             66,347

INCOME BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE..............................................            10,133              5,887

INTEREST EXPENSE.................................................................             1,957              2,050
                                                                                      -------------      -------------

INCOME BEFORE INCOME TAX EXPENSE.................................................             8,176              3,837

INCOME TAX EXPENSE...............................................................             2,289              1,151
                                                                                      -------------      -------------

NET INCOME.......................................................................     $       5,887      $       2,686
                                                                                      =============      =============

PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE....................................................     $        0.18       $       0.09
                                                                                      =============       ============

     WEIGHTED AVERAGE BASIC COMMON SHARES

           OUTSTANDING...........................................................        32,279,377         31,247,546
                                                                                      =============      =============


     DILUTED EARNINGS PER SHARE..................................................     $        0.18      $        0.08
                                                                                      =============      =============

     WEIGHTED AVERAGE DILUTED COMMON SHARES

           OUTSTANDING...........................................................        33,352,438         32,652,538
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

                             CORE LABORATORIES N.V.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                        ---------------------------
                                                                                           2001              2000
                                                                                        -----------     -----------
                                                                                               (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..................................................................       $     5,887    $      2,686
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization...........................................             5,374           4,759
         Gain on sale of fixed assets............................................               (15)            (98)
     Changes in assets and liabilities:
         Decrease in accounts receivable.........................................             5,625           4,378
         Increase in inventories.................................................            (1,270)         (6,414)
         Increase in prepaid expenses............................................            (2,723)           (664)
         Decrease in accounts payable............................................            (6,326)           (372)
         Increase  in other accrued expenses.....................................             1,070           4,084
         Decrease in net deferred tax asset......................................                81             195
         Decrease in other long-term liabilities.................................              (166)           (185)
         Other...................................................................              (119)           (384)
                                                                                        -----------    ------------
              Net cash provided by operating activities..........................             7,418           7,985
                                                                                        -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................            (5,159)         (7,532)
     Proceeds from sale of fixed assets..........................................                22             750
     Other ......................................................................                15             (63)
                                                                                        -----------     -----------
         Net cash used in investing activities...................................            (5,122)         (6,845)
                                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt..................................................            (3,068)         (5,324)
     Borrowings under long-term debt.............................................               136             109
     Capital lease obligation, net...............................................               (88)           (503)
     Exercise of stock options...................................................             1,422           1,038
     Other.......................................................................               (29)            (74)
                                                                                        -----------     -----------
         Net cash used in financing activities...................................            (1,627)         (4,754)
                                                                                        -----------     -----------
NET CHANGE IN CASH...............................................................               669          (3,614)
CASH, beginning of period........................................................            12,918          18,983
                                                                                        -----------      ----------
CASH, end of period..............................................................       $    13,587     $    15,369
                                                                                        ===========      ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Balance sheet information as of December 31, 2000 was derived from the 2000 annual audited financial statements. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2000.

Recent Pronouncements

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued and was subsequently amended by SFAS No. 137, which delayed its effective date. As a result, SFAS No. 133 is effective for fiscal years beginning after June 15, 2000, and establishes accounting and reporting standards for derivative instruments (including certain derivative instruments embedded in other contracts). We do not enter into derivative instruments or buy and sell commodities. Accordingly, adoption of SFAS No. 133 did not have an impact on our financial position or operational results.


     The Emerging Issues Task Force ("EITF") issued EITF 00-10 which gives guidance on revenue recognition. EITF 00-10 requires that revenue be recognized on all amounts billed to a customer in a sale transaction related to shipping and handling. As a result of the application of this guidance in December 2000, we recognized shipping charges as revenues and an increase to cost of sales. Prior period financial statements reflect this change, which was less than 1% of revenues.

2.   INVENTORIES

     Inventories consist primarily of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (including direct material, labor and overhead) or estimated net realizable value and are reflected net of valuation reserves of $1,196,000 at March 31, 2001 and December 31, 2000. Inventories consisted of the following (in thousands):

                                         March 31,                   March 31,
                                          2001                        2000
                                   -----------------           -----------------
                                                    (Unaudited)
Finished goods................     $          27,667           $          27,651
Parts and materials...........                 4,200                       4,126
Work in process...............                 3,470                       2,290
                                   -----------------           -----------------
                Total.........     $          35,337           $          34,067
                                   =================           =================

3.   INTANGIBLES AND GOODWILL

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

                                                         Original
                                                           Life          March 31,     December 31,
                                                         in Years          2001           2000
                                                        ---------      ------------    ------------
                                                                               (Unaudited)
                                                                              (in thousands)

  Acquired trade secrets...........................          5         $        165    $        125
  Acquired patents, trademarks and trade names.....        10-20              4,497           3,686
  Acquired trade name..............................         40                4,614           4,614
                                                                       ------------    ------------
           Total intangibles.......................                           9,276           8,425
                                                                       ------------    ------------

  Goodwill.........................................        5-10               2,506           2,506
  Goodwill.........................................         20                3,736           3,736
  Goodwill.........................................         40              147,784         147,784
                                                                       ------------    ------------
           Total goodwill..........................                         154,026         154,026
                                                                       ------------    ------------
                Total intangibles and goodwill.....                         163,302         162,451
  Less - accumulated amortization..................                          15,673          14,533
                                                                       ------------    ------------
                     Net intangibles and goodwill..                    $    147,629    $    147,918
                                                                       ============    ============

4.   LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

                                                                       March 31,           December 31,
                                                                         2001                  2000
                                                                  -----------------     -----------------
                                                                                (Unaudited)
    Credit Facility with a bank group:
     $100,000 revolving debt facilities...................        $           4,000     $           7,000
    Senior Notes.....................                                        75,000                75,000
    Other indebtedness....................................                      632                   647
                                                                  -----------------     -----------------
             Total debt...................................                   79,632                82,647
    Less - current maturities.............................                      667                   632
                                                                  -----------------     -----------------
             Total long-term debt.........................        $          78,965     $          82,015
                                                                  =================     =================

     In July 1999, we entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At March 31, 2001, approximately $96 million was available for borrowing under the revolving debt facility. Loans under the Credit Facility bear interest at rates which range from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The interest rate in effect at March 31, 2001 was 6.48% and the average for 2001 was 7.13%. The revolving debt facilities require interest payments only, until maturity in June 2004.

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

5.   RESTRUCTURING CHARGES

         In the fourth quarter of 1999, we recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of our operations. This charge affected each of our operating segments as follows:
Reservoir Description - $2.8 million; Production Enhancement - $1.9 million; Reservoir Management - $2.3 million. We combined personnel and equipment from eight facilities into one Houston facility. No operations were discontinued. The move was completed in the second quarter of 2000. Related charges include severance for approximately 100 field and administrative employees, the accrual of future lease obligations and facility restoration costs and the write-off of redundant fixed assets and leasehold improvements. Substantially all of these employees were terminated as of June 30, 2000. Cash required for the costs incurred through March 31, 2001 of $3.9 million, excluding asset write-offs, was funded from operating activities. We anticipate that the remaining costs will also be funded through cash from operating activities. This charge is summarized in the following table:

Restructuring Charges
(Dollars in Thousands)

                                                                                  Asset
                                            Lease                                Write-
                                         Obligations   Severance   Restoration   offs(a)    Other     Total
                                         -----------   ---------   -----------   -------   -------   -------
Total restructuring charges.............    $  2,983     $   879       $   786   $ 2,080   $   308   $ 7,036
Less: Costs incurred through
         December 31, 2000..............       1,955         879           683     2,080       308     5,905
                                             -------     -------       -------   -------   -------   -------
Accrual remaining at December 31, 2000..       1,028           -           103         -         -     1,131
Less: Costs incurred through
         March 31, 2001.................         105           -             -         -         -       105
                                             -------     -------       -------   -------   -------   -------
Accrual remaining at March 31, 2001.....     $   923     $     -        $  103   $     -   $     -   $ 1,026
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

6.   SEGMENT REPORTING

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

Segment Analysis

     We manage our business segments separately due to the different technologies each segment utilizes and requires. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheets and Statements of Operations. We evaluate performance based on income or loss from operations before income tax, interest and other non-operating income (expense). Summarized financial information concerning our segments is shown in the following table (in thousands):

                                            Three Months Ended March 31,
                                              2001                  2000
                                     -----------------------------------------
         Revenues                                    (Unaudited)
         Reservoir Description.......$        48,719          $         44,963
         Production Enhancement......         29,624                    18,759
         Reservoir Management........         11,320                     8,512
                                     ---------------          ----------------
           Consolidated..............$        89,663          $         72,234
                                     ===============          ================



                                              Three Months Ended March 31,
                                              2001                  2000
                                     -----------------------------------------
         Income (loss) before interest and
            taxes                                    (Unaudited)
         Reservoir Description....... $        5,946           $         3,448
         Production Enhancement......          4,912                     4,189
         Reservoir Management........           (676)                   (1,753)
         Corporate and Other (a).....            (49)                        3
                                      --------------           ---------------
           Consolidated.............. $       10,133           $         5,887
                                      ==============           ===============


a) "Corporate and Other" represents those items that are not directly related to a particular segment.

7.   EARNINGS PER SHARE

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

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

                                                     Three Months Ended March 31,
                                                        2001              2000
                                                      --------------------------
Weighted average basic common shares outstanding.     32,279,377      31,247,546
Effect of dilutive stock options (a).............      1,073,061       1,404,992
                                                      ----------      ----------
Weighted average diluted common shares outstanding    33,352,438      32,652,538
                                                      ==========      ==========


  a) Options totaling 14,676 and 11,676 equivalent common shares were not included in the computation of weighted average diluted common shares for the three months ended March 31, 2001, and 2000, respectively, because the impact of these options was anti-dilutive.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

     This discussion includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We have based the forward-looking statements relating to our operations on our current expectations, estimates and projections. We caution you that these statements are not guarantees of future performance and involve risks and uncertainties that we cannot predict. In addition, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Our operations are subject to various risk and other factors including, but not limited to:

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

     Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 3,950 employees.

Results of Operations

     Service revenues for the first quarter of 2001 increased $10.0 million, or 17% from the same period last year primarily through our Production Enhancement segment driven by improvements in the North American natural gas market as well as an increase in international activity.

     Cost of services expressed as a percentage of service revenue were 78% and 84% in the first quarter of 2001 and the same period last year, respectively.

     Sales revenues increased to $19.4 million in the first quarter of 2001 from $12.0 million in the first quarter of 2000, a 62% increase. The increase was due to higher demand for our well completion and stimulation technologies. The U.S. and Venezuela were markets with the largest increases.

     Cost of sales in the first quarter of 2001 were 79% of sales revenue as compared to 68% the same period last year.

      General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature as a percentage of revenue, we did experience an increase of $0.4 million in 2001 which was largely attributable to growth in the number of people necessary to support increases in the scope of our operations. General and administrative expenses as a percentage of revenues remained below 5% for both periods.

     Depreciation and amortization expense for the first quarter of 2001 increased $0.6 million as compared to the corresponding period in 2000. This increase was due to additional capital investments, which include the new Houston facility.

     Amortization of goodwill in the first quarter of 2001 and 2000 was $1.0 million.

     The decrease in the effective income tax rate to 28% in the first quarter of 2001 from 30% in the same period in the prior year reflects the increase in international earnings taxed at rates lower than The Netherlands statutory rate.

Segment Analysis
(Dollars in thousands)

                                              Three Months Ended March 31,
                                              2001                  2000
                                     -----------------------------------------
         Revenues                                    (Unaudited)
         Reservoir Description.......$        48,719          $         44,963
         Production Enhancement......         29,624                    18,759
         Reservoir Management........         11,320                     8,512
                                     ---------------          ----------------
           Consolidated..............$        89,663          $         72,234
                                     ===============          ================



                                              Three Months Ended March 31,
                                              2001                  2000
                                     -----------------------------------------
         Income (loss) before interest and
            taxes                                    (Unaudited)
         Reservoir Description....... $        5,946           $         3,448
         Production Enhancement......          4,912                     4,189
         Reservoir Management........           (676)                   (1,753)
         Corporate and Other (a).....            (49)                        3
                                      --------------           ---------------
           Consolidated.............. $       10,133           $         5,887
                                      ==============           ===============


a) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

     Revenues from the Reservoir Description segment increased $3.8 million in the first quarter of 2001. Increased international demand for our existing services and deepwater services, as well as the introduction of new technologies, bolstered revenue in this segment.

     Income before interest and taxes increased by $2.5 million due to higher revenues and improved margins of our petroleum service unit.

Production Enhancement

     Revenues from the Production Enhancement segment were $29.6 million in the first quarter of 2001 compared to $18.8 million in the same period in the prior year, an increase of 58%, due to increased demand for our well completion and stimulation technologies. Income before interest and taxes improved $0.7 million to $4.9 million, a 17% increase.

Reservoir Management

     Revenues from the Reservoir Management segment in the first quarter of 2001 were $11.3 million, an increase of $2.8 million compared to the same period in the prior year due to increasing international activity levels of our clients. While we experienced a loss before interest and taxes of $0.7 million in the first quarter of 2001, this showed considerable improvement as compared to a loss of $1.8 million in the same period in the prior year. We anticipate continued improvement throughout 2001.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     During the three-month period ending March 31, 2001, cash flows from operating activities were $7.4 million, a decrease of $0.6 million from the same period in 2000. At March 31, 2001, we had working capital of $126.1 million and a current ratio of 3.8 to 1.0, compared to working capital of $123.7 million and a current ratio of 3.4 to 1.0 at December 31, 2000. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

     Our financing activities used $1.6 million in the three-month period ending March 31, 2001, and $4.8 million in the same period in 2000 as we continued to invest new capital into the company. Our investing activities used
$5.1 million in the three-month period ending March 31, 2001 compared to $6.8 million in the same period in 2000.

     Our ability to maintain and grow our operating income and cash flows is dependent upon continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions.

                             CORE LABORATORIES N.V.
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are material. During 1999, we issued fixed rate Senior Notes denominated in U.S.
dollars. The proceeds were used to pay off variable rate term loans. This significantly reduced our exposure to market risk. This section should be read in conjunction with "Note 4 - Long-Term Debt" of the Notes to Consolidated Financial Statements.

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

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         None


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


                                       CORE LABORATORIES N.V.
                                       by:  Core Laboratories International B.V.



Dated: May 14,2001                     By: /s/ Richard L. Bergmark
                                       -------------------------------------
                                       Richard L. Bergmark
                                       Chief Financial Officer