Form 10-Q
period 2001-06-30
CORE LABORATORIES N V
filed 2001-08-14
CIK 1000229

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

                    For the quarterly period ended June 30, 2001

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

     The number of common shares of the Registrant, par value NLG 0.03 per share, outstanding at August 3, 2001 was 33,165,216.

================================================================================

                             CORE LABORATORIES N.V.
                 FORM 10-Q FOR THE QUARTER ENDED June 30, 2001

                                      INDEX

                                                                                                          Page
Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at June 30, 2001 and December 31, 2000..........................      1
         Consolidated Statements of Operations for the Three Months Ended
              June 30, 2001 and 2000.................................................................      2
         Consolidated Statements of Operations for the Six Months Ended
              June 30, 2001 and 2000.................................................................      3
         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2001 and 2000.................................................................      4
         Notes to Consolidated Financial Statements .................................................      5
     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................     10
     Item 3-- Quantitative & Qualitative Disclosures of Market Risk..................................     13


Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     14

     Item 2-- Changes in Securities..................................................................     14

     Item 3-- Defaults Upon Senior Securities........................................................     14

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................     14

     Item 5-- Other Information......................................................................     15

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     15

Signature     .......................................................................................     16

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          June 30,       December 31,
                                                                                           2001               2000
                                                                                        ----------        ----------
ASSETS                                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   15,161        $   12,519
     Accounts receivable, less allowance for doubtful accounts of
     $8,902 and $9,080 in 2001 and 2000, respectively............................          108,082           113,214
     Inventories ................................................................           37,923            33,514
     Prepaid expenses and other..................................................           12,675             7,085
     Deferred tax asset..........................................................            7,933            10,220
                                                                                        ----------        ----------
Total current assets.............................................................          181,774           176,552

PROPERTY, PLANT AND EQUIPMENT, net...............................................           89,754            84,556

INTANGIBLES AND GOODWILL, net....................................................          146,874           148,027
OTHER LONG-TERM ASSETS...........................................................            3,494             4,166
                                                                                        ----------        ----------
                Total assets.....................................................       $  421,896        $  413,301
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt........................................       $      658        $      733
     Current lease obligations...................................................               76               247
     Accounts payable............................................................           20,526            25,931
     Other accrued expenses......................................................           25,725            28,355
                                                                                        ----------        ----------
Total current liabilities........................................................           46,985            55,266

LONG-TERM DEBT ..................................................................           84,052            83,005
LONG-TERM LEASE OBLIGATIONS......................................................               29                35
OTHER LONG-TERM LIABILITIES......................................................           21,317            23,298
MINORITY INTEREST................................................................              848               632
SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................               --                --
     Common shares, NLG 0.03 par value; 100,000,000 shares authorized,
         33,157,416 and 32,814,018 issued and outstanding
         at June 30, 2001 and December 31, 2000, respectively....................              545               541
     Additional paid-in capital..................................................          186,542           182,847
     Retained earnings...........................................................           81,578            67,677
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          268,665           251,065
                                                                                        ----------        ----------
Total liabilities and shareholders' equity.......................................       $  421,896        $  413,301
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                             Three Months Ended
                                                                                         ----------------------------
                                                                                                   June 30,
                                                                                           2001              2000
                                                                                         ----------      ------------

(Unaudited)

SERVICES.........................................................................       $    74,110      $     65,892
SALES............................................................................            17,150            14,351
                                                                                        -----------      ------------
                                                                                             91,260            80,243
OPERATING EXPENSES:
     Cost of services............................................................            56,881            52,772
     Cost of sales...............................................................            13,017            12,010
     General and administrative expenses ........................................             3,984             3,383
     Depreciation and amortization...............................................             4,569             3,573
     Goodwill amortization.......................................................             1,033             1,027
     Other income, net...........................................................              (982)              136
                                                                                      --------------     ------------
                                                                                             78,502            72,901

INCOME BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE..............................................            12,758             7,342

INTEREST EXPENSE.................................................................             1,943             2,011
                                                                                      -------------     -------------

INCOME BEFORE INCOME TAX EXPENSE.................................................            10,815             5,331

INCOME TAX EXPENSE...............................................................             3,028             1,534
                                                                                      -------------     -------------

NET INCOME.......................................................................     $       7,787     $       3,797
                                                                                      =============     =============
PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE....................................................     $        0.24     $        0.12
                                                                                      =============     =============

     WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING...........................................................        33,044,424        32,085,620
                                                                                      =============     =============

     DILUTED EARNINGS PER SHARE..................................................     $        0.23     $        0.11
                                                                                      =============     =============

     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING...........................................................        34,192,362        33,587,555
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                         ----------------------------
                                                                                            2001              2000
                                                                                         ----------       -----------

(Unaudited)

SERVICES.........................................................................      $    147,635    $      125,930
SALES............................................................................            34,971            27,111
                                                                                        -----------      ------------
                                                                                            182,606           153,041
OPERATING EXPENSES:
     Cost of services............................................................           113,305           103,382
     Cost of sales...............................................................            28,093            20,958
     General and administrative expenses ........................................             7,543             6,686
     Depreciation and amortization...............................................             8,953             7,327
     Goodwill amortization.......................................................             2,066             2,054
     Other income, net...........................................................              (582)             (436)
                                                                                      --------------     ------------
                                                                                            159,378           139,971

INCOME BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE..............................................            23,228            13,070

INTEREST EXPENSE.................................................................             3,921             4,076
                                                                                      -------------     -------------

INCOME BEFORE INCOME TAX EXPENSE.................................................            19,307             8,994

INCOME TAX EXPENSE...............................................................             5,406             2,685
                                                                                      -------------     -------------

NET INCOME.......................................................................     $      13,901     $       6,309
                                                                                      =============     =============
PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE....................................................     $        0.42     $        0.20
                                                                                      =============     =============
     WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING...........................................................        32,965,168        31,964,626
                                                                                      =============     =============

     DILUTED EARNINGS PER SHARE..................................................     $        0.41     $        0.19
                                                                                      =============     =============
     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING...........................................................        34,123,653        33,290,686
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                         ---------------------------
                                                                                          2001              2000
                                                                                         ----------       ----------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..................................................................       $    13,901    $       6,309
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization...........................................            11,019            9,381
         Gain on sale of fixed assets............................................               (38)            (494)
     Changes in assets and liabilities:
         Decrease in accounts receivable.........................................             5,179              500
         Increase in inventories.................................................            (4,409)         (10,867)
         (Increase)/Decrease in prepaid expenses.................................            (5,590)             440
         Increase/(Decrease) in accounts payable.................................            (5,469)           1,540
         Increase/(Decrease) in other accrued expenses...........................               952           (4,995)
         Decrease in net deferred tax asset......................................               129              815
         Decrease in other long-term liabilities.................................              (273)              (2)
         Other...................................................................            (2,692)          (2,512)
                                                                                        ------------    ------------
              Net cash provided by operating activities..........................            12,709              115
                                                                                        ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................           (13,781)         (18,617)
     Proceeds from sale of fixed assets..........................................                79            1,498
     Other ......................................................................                15              276
                                                                                        -----------     ------------
         Net cash used in investing activities...................................           (13,687)         (16,843)
                                                                                        -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt..................................................            (4,100)         (12,393)
     Borrowings under long-term debt.............................................             5,070           11,049
     Capital lease obligation, net...............................................              (161)            (671)
     Net proceeds from exercise of over-allotment................................                 -           17,340
     Exercise of stock options...................................................             2,576            2,055
     Other.......................................................................               235              (98)
                                                                                        -----------     ------------
         Net cash provided by financing activities...............................             3,620           17,282
                                                                                        -----------     ------------
NET CHANGE IN CASH...............................................................             2,642              554
CASH, beginning of period........................................................            12,519           18,845
                                                                                        -----------     ------------
CASH, end of period..............................................................       $    15,161     $     19,399
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Balance sheet information as of December 31, 2000 was derived from the 2000 annual audited financial statements. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2000.

Recent Pronouncements

           In June 2001, the Financial Accounting Standards Board ("FASB") issued two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", that amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. Goodwill resulting from a business combination after June 30, 2001 would be recognized as an asset but not amortized while goodwill existing at June 30, 2001 will be amortized through December 31, 2001. Beginning January 1, 2002, we will no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. While we don't expect an impairment to arise, we are evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. Goodwill amortization for the three and six month periods ended June 30, 2001 was $1,033,000 and $2,066,000, respectively, which had an earnings per diluted share impact of $0.03 and $0.06 for the respective periods.

2.   ACQUISITIONS

     On May 22, 2001, we acquired all of the outstanding shares of PROMORE Engineering Inc. ("PROMORE"), a privately held company based in Canada. PROMORE provides innovative solutions for production optimization and monitoring of reservoir environments. We issued approximately 606,000 shares in exchange for all of the outstanding shares of PROMORE. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, our consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of PROMORE.

3.   INVENTORIES

     Inventories consist primarily of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (including direct material, labor and overhead) or estimated net realizable value and are reflected net of valuation reserves of $1,196,000 and $1,376,000 at June 30, 2001 and December 31, 2000,
respectively. Inventories consisted of the following (in thousands):

                                                  June 30,          December 31,
                                                    2001                2000
                                                 ----------         ----------
                                                          (Unaudited)
Finished goods.................................. $   29,307         $   27,145
Parts and materials.............................      5,051              4,126
Work in process.................................      3,565              2,243
                                                 ----------         ----------
                Total........................... $   37,923         $   33,514
                                                 ==========         ==========

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

                                                         Original
                                                           Life          June 30,     December 31,
                                                         in Years          2001           2000
                                                        ---------      ------------    ------------
                                                                               (Unaudited)
                                                                              (in thousands)

  Acquired trade secrets...........................          5         $        165    $        125
  Acquired patents, trademarks and trade names.....        10-20              4,539           3,686
  Acquired trade name..............................         40                4,614           4,614
                                                                       ------------    ------------
           Total intangibles.......................                           9,318           8,425
                                                                       ------------    ------------

  Goodwill.........................................        5-10               2,616           2,639
  Goodwill.........................................         20                3,736           3,736
  Goodwill.........................................         40              148,099         147,784
                                                                       ------------    ------------
           Total goodwill..........................                         154,451         154,159
                                                                       ------------    ------------
                Total intangibles and goodwill.....                         163,769         162,584
  Less - accumulated amortization..................                          16,895          14,557
                                                                       ------------    ------------
                     Net intangibles and goodwill..                    $    146,874    $    148,027
                                                                       ============    ============

5.   LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

                                                                       June 30,            December 31,
                                                                         2001                  2000
                                                                  -----------------     -----------------
                                                                                (Unaudited)
    Credit Facility with a bank group:
     $100,000 revolving debt facilities...................        $           9,000     $           7,000
    Senior Notes.....................                                        75,000                75,000
    Other indebtedness....................................                      710                 1,738
                                                                  -----------------     -----------------
             Total debt...................................                   84,710                83,738
    Less - current maturities.............................                      658                   733
                                                                  -----------------     -----------------
             Total long-term debt.........................        $          84,052     $          83,005
                                                                  =================     =================

     In July 1999, we entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At June 30, 2001, approximately $91 million was available for borrowing under the revolving debt facility. Loans under the Credit Facility bear interest at rates which range from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The interest rate in effect at June 30, 2001 was 5.23% and the average for 2001 was 6.5%. The revolving debt facilities require interest payments only, until maturity in June 2004.

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


                                                      Three months ended June 30,      Six months ended June 30,
                                                      ----------------------------------------------------------
                                                           2001          2000               2001           2000
                                                      ----------------------------------------------------------
                                                                              (Unaudited)
     Revenues:
     Reservoir Description........................... $   52,730     $   46,749        $  101,449     $   91,718
     Production Enhancement..........................     25,556         20,341            51,762         39,095
     Reservoir Management............................     12,974         13,153            29,395         22,228
                                                      ----------     ----------        ----------     ----------
           Consolidated.............................. $   91,260     $   80,243        $  182,606     $  153,041
                                                      ==========     ==========        ==========     ==========

     Income (Loss) Before Interest and Taxes:
     Reservoir Description........................... $    8,197     $    5,410        $   14,269     $    8,794
     Production Enhancement..........................      4,875          2,401             8,703          6,775
     Reservoir Management............................       (314)          (519)              305         (2,463)
     Corporate and Other (a).........................          -             50               (49)           (36)
                                                      ----------     ----------        ----------     ----------
           Consolidated.............................. $   12,758     $    7,342        $   23,228     $   13,070
                                                      ==========     ==========        ==========     ==========

     a) "Corporate and Other" represents those items that are not directly related to a particular segment.

7.   SUBSEQUENT EVENT

     On August 1, 2001, we purchased from Tesco Corporation ("Tesco") their Gris Gun business for approximately $12.7 million. Gris Gun supplies wellbore perforating gun systems and other related completion products primarily to the Canadian market. This transaction will be accounted for using the purchase method of accounting.

8.   EARNINGS PER SHARE

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


                                                      Three months ended June 30,           Six months ended June 30,
                                                   --------------------------------      --------------------------------
                                                          2001            2000                2001              2000
                                                   --------------    --------------      --------------    --------------
Weighted average basic common
   shares outstanding.......................           33,044,424        32,085,620          32,965,168        31,964,626
Effect of dilutive stock options (a)........            1,147,938         1,501,935           1,158,485         1,326,060
                                                   --------------    --------------      --------------    --------------
Weighted average diluted
   common shares outstanding................           34,192,362        33,587,555          34,123,653        33,290,686
                                                   ==============    ==============      ==============    ==============

a) Options totaling 41,801 and 6,676 equivalent common shares for the three months ended June 30, 2001 and 2000, and 41,801 and 6,676 for the six months ended for the same period, respectively were not included because the impact of these options was anti-dilutive.

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

     Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,000 employees.

Results of Operations

     Service revenues for the second quarter of 2001 increased $8.2 million, or 13% over the same period last year. Service revenues for the six month period ended June 30, 2001 increased $21.7 million, 17% over the same period last year.

     Cost of services expressed as a percentage of service revenue were 77% and 80% in the second quarter of 2001 and the same period last year, respectively. For the six month periods ended, the cost of services expressed as a percentage of service revenue were 77% and 82%, respectively.

     Sales revenues increased $2.8 million to $17.2 million in the second quarter of 2001 from $14.4 million in the second quarter of 2000, a 20% increase. Sales revenue for the six month period ended June 30, 2001 increased $7.9 million to $35.0 million from $27.1 million in the same period in 2000, a 29% increase.

     Cost of sales in the second quarter of 2001 were 76% of sales revenue as compared to 84% the same period last year. For the six month period ended June 30, 2001 cost of sales was 80% as compared to 77% from the prior year.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature as a percentage of revenues, we did experience an increase of $0.6 million and $0.9 million for the three and six month periods ended June 30, 2001, respectively, as compared to the corresponding periods in 2000. These increases were largely attributable to growth in the number of people necessary to support increases in the scope of our operations. General and administrative expenses as a percentage of revenues remained below 5% for both periods.

     Depreciation and amortization expense for the second quarter of 2001 increased $1.0 million and $1.6 million for the three and six month periods ended June 30, 2001 as compared to the corresponding periods in 2000. This increase was due to additional capital investments, which include the new Houston facility.

     The effective income tax rate decreased to 28% for the three and six month periods ended June 30, 2001 from 29% and 30% in the corresponding periods in 2000. This rate change reflects the increase in international earnings taxed at rates lower than The Netherlands statutory rate.

Segment Analysis
(Dollars in Thousands)


                                                      Three months ended June 30,      Six months ended June 30,
                                                      ----------------------------------------------------------
                                                           2001          2000               2001           2000
                                                      ----------------------------------------------------------
                                                                              (Unaudited)
     Revenues:
     Reservoir Description........................... $   52,730     $   46,749        $  101,449     $   91,718
     Production Enhancement..........................     25,556         20,341            51,762         39,095
     Reservoir Management............................     12,974         13,153            29,395         22,228
                                                      ----------     ----------        ----------     ----------
           Consolidated.............................. $   91,260     $   80,243        $  182,606     $  153,041
                                                      ==========     ==========        ==========     ==========

     Income (Loss) Before Interest and Taxes:
     Reservoir Description........................... $    8,197     $    5,410        $   14,269     $    8,794
     Production Enhancement..........................      4,875          2,401             8,703          6,775
     Reservoir Management............................       (314)          (519)              305         (2,463)
     Corporate and Other (a).........................          -             50               (49)           (36)
                                                      ----------     ----------        ----------     ----------
           Consolidated.............................. $   12,758     $    7,342        $   23,228     $   13,070
                                                      ==========     ==========        ==========     ==========

     a) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

     Revenues for the Reservoir Description segment were $52.7 million for the second quarter of 2001 compared to $46.7 million in the second quarter of 2000. Revenues for the six month period ended June 30, 2001 were $101.4 million compared to $91.7 million in the same period last year. These increases were due to additional activity in the Gulf of Mexico and the former Soviet Union as well as synergies realized from recent acquisitions.

     Income before interest and taxes increased by $2.8 million in the second quarter of 2001 and $5.5 million in the six month period ended June 30, 2001, compared to the same periods in 2000 due to higher revenues and improved margins of our petroleum service unit.

Production Enhancement

       Revenues from the Production Enhancement segment were $25.6 million in the second quarter of 2001 compared to $20.3 million in the same period in the prior year, an increase of 26%. For the six month period ended June 30, 2001, revenues increased $12.7 million to $51.8 million, an increase of 32%. These increases were due to the strong North American gas market and an increase in the overall workload. Earnings before interest and taxes in the second quarter of 2001 were up 103% to $4.9 million and 28% to $8.7 million for the six month period ended June 30, 2001 compared to the same periods in 2000.

Reservoir Management

       Revenues from the Reservoir Management segment in the second quarter of 2001 were relatively consistent with the second quarter of 2000 while revenues for the six month period ended June 30, 2001 increased $7.2 million compared to the same period in 2000. The increase in the six month period is due in part to projects initiated in South America and the Far East. Our continuing efforts to reduce our cost structure resulted in consistent earnings before interest and taxes in the second quarter of 2001 compared to the second quarter of 2000. Earnings before interest and taxes for the six month period ended June 30, 2001 were $0.3 million compared to a loss of $2.5 million in the same period in 2000.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     During the six month period ending June 30, 2001, cash flows from operating activities were $12.7 million, an increase of $12.6 million from the same period in 2000. At June 30, 2001, we had working capital of $134.8 million and a current ratio of 3.9 to 1.0, compared to working capital of $121.3 million and a current ratio of 3.2 to 1.0 at December 31, 2000. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

     Our financing activities provided $3.6 million in the six month period ending June 30, 2001, and $17.3 million in the same period in 2000 due largely to the net proceeds received from the exercise of the underwriters' over-allotment option associated with the equity offering in the prior year. Our investing activities used $13.7 million in the six month period ending June 30, 2001 compared to $16.8 million in the same period in 2000.

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

                             CORE LABORATORIES N.V.
             QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not enter, or intend to enter, into derivative financial instruments for hedging or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are material. During 1999, we issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans. This significantly reduced our exposure to market risk. This section should be read in conjunction with "Note 5 - Long-Term Debt" of the Notes to Consolidated Financial Statements.

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

Item 2.  Changes in Securities.

     In connection with our 2001 acquisitions, we issued approximately 606,000 common shares. Disclosure related to recent issuances of common shares is included in Note 2 of the Notes to Consolidated Financial Statements. With respect to the shares issued in each acquisition, we relied on exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     Stockholders voting at the Annual Meeting on May 31, 2001, and by proxy, elected nine members (each, a "Supervisory Director") to the Board of Supervisory Directors of the Company (the "Supervisory Board"), consisting of
(i) David M. Demshur; (ii) Rene R. Joyce (iii) Timothy J. Probert; (iv) Jacobus Schouten, as Class I Supervisory Directors, (i) Bob G. Agnew; (ii) D. John Ogren; (iii) Joseph R. Perna, as Class II Supervisory Directors and (i) Richard
L. Bergmark; (ii) Alexander Vriesendorp, to serve until the annual meeting of shareholders in 2004, 2003 and 2002, respectively, and until their successors shall have been duly elected and qualified.

    The vote tabulation for the individual Supervisory Directors was as follows:

      Director                   Shares for      Shares Withheld
      ---------------------      ----------      ---------------
      David M. Demshur           21,247,360               35,632
      Rene R. Joyce              21,247,360               35,632
      Timothy J. Probert         21,247,360               35,632
      Jacobus Schouten           21,247,360               35,632
      Bob G. Agnew               21,247,360               35,632
      D. John Ogren              21,247,360               35,632
      Joseph R. Perna            21,247,160               35,832
      Richard L. Bergmark        21,115,174              167,818
      Alexander Vriesendorp      21,247,360               35,632

     Shareholders also confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 2000. The proposal was approved by 21,239,224 votes for, 14,383 votes against, with 29,385 abstentions.

     Shareholders approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until November 30, 2002, at a price not more than $200 per share. The proposal was approved by 20,100,495 votes in favor, 12,210 votes against with 1,170,287 abstentions.

     Shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) on common and/or preferred shares of the Company until May 30, 2004. The proposal was approved by 19,257,468 votes in favor, 838,566 votes against, with 1,186,958 abstentions.

     Shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of common shares of the Company until May 30, 2006. The proposal was approved by 19,180,228 votes in favor, 907,871 votes against, with 1,194,893 abstentions.

     Shareholders ratified and approved the appointment of Arthur
Andersen LLP as the Company's independent public auditor for the fiscal year ending December 31, 2001. The proposal was approved by 21,112,192 votes in favor, 155,425 votes against, with 15,375 abstentions.

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


                                       CORE LABORATORIES N.V.
                                       by:  Core Laboratories International B.V.



Dated: August 10,2001                  By: /s/ Richard L. Bergmark
                                       -------------------------------------
                                       Richard L. Bergmark
                                       Chief Financial Officer