Form 10-Q
period 2001-09-30
CORE LABORATORIES N V
filed 2001-11-14
CIK 1000229

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

                For the quarterly period ended September 30, 2001

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

     Yes    X     No
         -------     -------

     The number of common shares of the Registrant, par value NLG 0.03 per share, outstanding at November 6, 2001 was 33,375,228.

================================================================================

                             CORE LABORATORIES N.V.


                                      INDEX


                                                                                                      Page
Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at September 30, 2001 and December 31, 2000...................      1
         Consolidated Statements of Operations for the Three Months ended
              September 30, 2001 and 2000..........................................................      2
         Consolidated Statements of Operations for the Nine Months ended
              September 30, 2001 and 2000..........................................................      3
         Consolidated Statements of Cash Flows for the Nine Months ended
              September 30, 2001 and 2000..........................................................      4
         Notes to Consolidated Financial Statements ...............................................      5
     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ......................................................................     10
     Item 3-- Quantitative & Qualitative Disclosures of Market Risk................................     14


Part II -- Other Information

     Item 1-- Legal Proceedings....................................................................     15

     Item 2-- Changes in Securities................................................................     15

     Item 3-- Defaults Upon Senior Securities......................................................     15

     Item 4-- Submission of Matters to a Vote of Security Holders .................................     15

     Item 5-- Other Information....................................................................     15

     Item 6-- Exhibits and Reports on Form 8-K.....................................................     15

Signature     .....................................................................................     16

                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                       September 30,    December 31,
                                                                                            2001             2000
                                                                                        -----------      ----------
ASSETS                                                                                             (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $    13,308     $    12,519
     Accounts receivable, less allowance for doubtful accounts of
     $8,469 and $9,080 in 2001 and 2000, respectively............................           113,508         113,214
     Inventories ................................................................            45,330          33,514
     Prepaid expenses and other..................................................            11,294           7,085
     Deferred tax asset..........................................................             7,941          10,220
                                                                                        -----------     ------------
Total current assets.............................................................           191,381         176,552

PROPERTY, PLANT AND EQUIPMENT, net...............................................            95,462          84,556

INTANGIBLES AND GOODWILL, net....................................................           151,844         148,027
OTHER LONG-TERM ASSETS...........................................................             3,661           4,166
                                                                                        -----------     -----------
                Total assets.....................................................       $   442,348     $   413,301
                                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt........................................       $       669     $       733
     Current lease obligations...................................................                51             247
     Accounts payable............................................................            17,275          25,931
     Other accrued expenses......................................................            27,098          28,355
                                                                                        -----------     -----------
Total current liabilities........................................................            45,093          55,266

LONG-TERM DEBT ..................................................................            97,688          83,005
LONG-TERM LEASE OBLIGATIONS......................................................                26              35
OTHER LONG-TERM LIABILITIES......................................................            20,845          23,298
MINORITY INTEREST................................................................               831             632
SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................                --              --
     Common shares, NLG 0.03 par value; 100,000,000 shares authorized,
         33,175,071 and 32,814,018 issued and outstanding
         at September 30, 2001 and December 31, 2000, respectively...............               545             541
     Additional paid-in capital..................................................           186,686         182,847
     Retained earnings...........................................................            90,634          67,677
                                                                                        -----------     -----------
         Total shareholders' equity..............................................           277,865         251,065
                                                                                        -----------     -----------
Total liabilities and shareholders' equity.......................................       $   442,348     $   413,301
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                            Three Months ended
                                                                                                September 30,
                                                                                        ---------------------------
                                                                                           2001              2000
                                                                                        -----------     -----------
                                                                                                (Unaudited)
SERVICES.........................................................................       $    77,321     $    70,115
SALES............................................................................            19,776          18,335
                                                                                        -----------     -----------
                                                                                             97,097          88,450
OPERATING EXPENSES:
     Cost of services............................................................            57,107          55,078
     Cost of sales...............................................................            15,337          15,203
     General and administrative expenses ........................................             4,259           3,442
     Depreciation and amortization...............................................             4,808           3,853
     Goodwill amortization.......................................................             1,062           1,046
     Other income, net...........................................................               (55)           (430)
                                                                                        -----------     -----------
                                                                                             82,518          78,192
NCOME BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE..............................................            14,579          10,258

INTEREST EXPENSE.................................................................             2,000           2,095
                                                                                        -----------     -----------

INCOME BEFORE INCOME TAX EXPENSE.................................................            12,579           8,163

INCOME TAX EXPENSE...............................................................             3,522           2,382
                                                                                        -----------     -----------

NET INCOME.......................................................................       $     9,057     $     5,781
                                                                                        ===========     ===========
PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE....................................................       $      0.27  $         0.18
                                                                                        ===========     ===========
     WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING...........................................................        33,165,470      32,783,862
                                                                                        ===========     ===========

     DILUTED EARNINGS PER SHARE..................................................       $      0.27     $      0.17
                                                                                        ===========     ===========
     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING...........................................................        33,795,537      33,724,079
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                             Nine Months ended
                                                                                                September 30,
                                                                                        ---------------------------
                                                                                           2001              2000
                                                                                        -----------     -----------
                                                                                                (Unaudited)
SERVICES.........................................................................       $   224,956    $    196,045
SALES............................................................................            54,747          45,446
                                                                                        -----------     -----------
                                                                                            279,703         241,491
OPERATING EXPENSES:
     Cost of services............................................................           170,413         158,460
     Cost of sales...............................................................            43,429          36,161
     General and administrative expenses ........................................            11,803          10,128
     Depreciation and amortization...............................................            13,761          11,180
     Goodwill amortization.......................................................             3,128           3,100
     Other income, net...........................................................              (637)           (866)
                                                                                        -----------     -----------
                                                                                            241,897         218,163

INCOME BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE..............................................            37,806          23,328

INTEREST EXPENSE.................................................................             5,921           6,171
                                                                                        -----------     -----------
INCOME BEFORE INCOME TAX EXPENSE.................................................            31,885          17,157

INCOME TAX EXPENSE...............................................................             8,928           5,067
                                                                                        -----------     -----------

NET INCOME.......................................................................       $    22,957     $    12,090
                                                                                        ===========     ===========
PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE....................................................       $      0.69     $      0.37
                                                                                        ===========     ===========
     WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING...........................................................        33,032,668      32,247,155
                                                                                        ===========     ===========

     DILUTED EARNINGS PER SHARE..................................................       $      0.68     $      0.36
                                                                                        ===========     ===========
     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING...........................................................        34,005,908      33,442,389
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Nine Months ended
                                                                                               September 30,
                                                                                        ---------------------------
                                                                                           2001             2000
                                                                                        -----------     -----------
                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income..................................................................       $    22,957    $     12,090
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization...........................................            16,889          14,280
         Gain on sale of fixed assets............................................              (148)           (495)
     Changes in assets and liabilities:
         (Increase)/Decrease in accounts receivable..............................               124          (9,855)
         Increase in inventories.................................................            (6,411)        (11,661)
         (Increase)/Decrease in prepaid expenses.................................            (4,084)            162
         Increase/(Decrease) in accounts payable.................................            (8,720)            785
         Decrease in other accrued expenses......................................            (1,810)         (8,744)
         (Increase)/Decrease in net deferred tax asset...........................               (29)          1,085
         Increase/(Decrease) in other long-term liabilities......................               (69)            203
         Other...................................................................            (1,962)          2,022
                                                                                        -----------     -----------
              Net cash provided by operating activities..........................            16,737            (128)
                                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................           (20,817)        (25,880)
     Acquisitions, net of cash acquired..........................................           (12,735)             --
     Proceeds from sale of fixed assets..........................................               201           2,211
     Other ......................................................................               (90)            508
                                                                                        -----------     -----------
         Net cash used in investing activities...................................           (33,441)        (23,161)
                                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt..................................................            (6,124)        (19,550)
     Borrowings under long-term debt.............................................            20,716          21,316
     Capital lease obligation, net...............................................              (203)         (1,491)
     Net proceeds from exercise of over-allotment................................                 -          17,303
     Exercise of stock options...................................................             2,720           2,523
     Other.......................................................................               384            (559)
                                                                                        -----------     -----------
         Net cash provided by financing activities...............................            17,493          19,542
                                                                                        -----------     -----------
NET CHANGE IN CASH...............................................................               789          (3,747)
CASH, beginning of period........................................................            12,519          18,845
                                                                                        -----------     -----------
CASH, end of period..............................................................       $    13,308     $    15,098
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. Balance sheet information as of December 31, 2000 was derived from the 2000 annual audited financial statements. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2000.

Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", that amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and supersede APB Opinion No. 17, "Intangible Assets." The two statements modify the method of accounting for business combinations entered into after June 30, 2001 and address the accounting for intangible assets. Goodwill resulting from a business combination after June 30, 2001 would be recognized as an asset but not amortized while goodwill existing at June 30, 2001 will be amortized through December 31, 2001. Beginning January 1, 2002, we will no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. While we do not expect an impairment to arise, we are evaluating the impact of the new accounting standards on existing goodwill and other intangible assets. Goodwill amortization for the three and nine month periods ended September 30, 2001 was $1,062,000 and $3,128,000, respectively, which had an earnings per diluted share impact of $0.03 and $0.09 for the respective periods.

2.   ACQUISITIONS

     On August 1, 2001, we acquired all of the assets of Tesco Corporation's Gris Gun business for approximately $12.7 million. Gris Gun supplies wellbore perforating gun systems and other related completion products primarily to the Canadian market. The transaction was accounted for using the purchase method of accounting and resulted in an increase in goodwill of approximately $5.9 million.

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

3.   INVENTORIES

     Inventories consist primarily of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (including direct material, labor and overhead) or estimated net realizable value and are reflected net of valuation reserves of $2,305,000 and $1,376,000 at September 30, 2001 and December 31, 2000, respectively. Inventories consisted of the following (in thousands):

                                               September 30,       December 31,
                                                    2001                2000
                                                 ----------         ----------
                                                          (Unaudited)
Finished goods.................................. $   34,132         $   27,145
Parts and materials.............................      6,562              4,126
Work in process.................................      4,636              2,243
                                                 ----------         ----------
                Total........................... $   45,330         $   33,514
                                                 ==========         ==========

4.   INTANGIBLES AND GOODWILL

     Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the value of the net assets acquired in acquisitions accounted for as purchases. Intangibles and goodwill acquired prior to July 1, 2001 are charged to expense in equal amounts over their estimated useful lives. We believe that there have been no events or circumstances that warrant revision to the remaining useful lives or which affect the recoverability of intangibles and goodwill. Additional information relating to intangibles and goodwill is included in Note 1. The components of intangibles and goodwill are as follows (in thousands):

                                                         Original
                                                           Life       September 30,    December 31,
                                                         in Years          2001            2000
                                                        ---------      ------------    ------------
                                                                               (Unaudited)
                                                                              (in thousands)

  Acquired trade secrets...........................          5         $        165    $        125
  Acquired patents, trademarks and trade names.....        10-20              4,539           3,686
  Acquired trade name..............................         40                4,614           4,614
                                                                       ------------    ------------
           Total intangibles.......................                           9,318           8,425
                                                                       ------------    ------------

  Goodwill.........................................        5-10               2,882           2,639
  Goodwill.........................................         20                3,736           3,736
  Goodwill.........................................         40              148,099         147,784
  Goodwill.........................................         N/A               5,905              --
                                                                       ------------    ------------
           Total goodwill..........................                         160,622         154,159
                                                                       ------------    ------------
                Total intangibles and goodwill.....                         169,940         162,584
  Less - accumulated amortization..................                          18,096          14,557
                                                                       ------------    ------------
                     Net intangibles and goodwill..                    $    151,844    $    148,027
                                                                       ============    ============

5.   LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

                                                                  September 30,   December 31,
                                                                      2001            2000
                                                                  -----------     ------------
                                                                          (Unaudited)
    Credit Facility with a bank group:
     $100,000 revolving debt facilities...................        $    22,000     $      7,000
    Senior Notes.....................                                  75,000           75,000
    Other indebtedness....................................              1,357            1,738
                                                                  -----------     ------------
             Total debt...................................             98,357           83,738
    Less - current maturities.............................                669              733
                                                                  -----------     ------------
             Total long-term debt.........................        $    97,688     $     83,005
                                                                  ===========     ============

     In July 1999, we entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At September 30, 2001, approximately $78 million was available for borrowing under the revolving debt facility. Loans under the Credit Facility bear interest at rates which range from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%.

The interest rate in effect at September 30, 2001 was 4.25% and the average for 2001 was 5.75%. The revolving debt facilities require interest payments only, until maturity in June 2004.

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

                                                   Three months ended September 30,  Nine months ended September 30,
                                                      ----------------------------------------------------------
                                                           2001          2000               2001           2000
                                                      ----------------------------------------------------------
                                                                              (Unaudited)
     Revenues:
     Reservoir Description........................... $   56,368     $   48,159        $  157,817     $  139,871
     Production Enhancement..........................     27,781         27,457            79,543         66,557
     Reservoir Management............................     12,948         12,834            42,343         35,063
                                                      ----------     ----------        ----------     ----------
           Consolidated.............................. $   97,097     $   88,450        $  279,703     $  241,491
                                                      ==========     ==========        ==========     ==========

     Income (Loss) Before Interest and Taxes:
     Reservoir Description........................... $   10,459     $    5,845        $   24,728     $   14,654
     Production Enhancement..........................      5,136          4,400            13,839         11,175
     Reservoir Management............................       (993)            34              (688)        (2,428)
     Corporate and Other (a).........................        (23)           (21)              (73)           (73)
                                                      ----------     ----------        ----------     ----------
           Consolidated.............................. $   14,579     $   10,258        $   37,806     $   23,328
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

                                                    Three months ended September 30,     Nine months ended September 30,
                                                   --------------------------------      --------------------------------
                                                          2001            2000                2001              2000
                                                   --------------    --------------      --------------    --------------
Weighted average basic common
   shares outstanding.......................           33,165,470        32,783,862          33,032,668        32,247,155
Effect of dilutive stock options (a)........              630,067           940,217             973,240         1,195,234
                                                   --------------    --------------      --------------    --------------
Weighted average diluted
   common shares outstanding................           33,795,537        33,724,079          34,005,908        33,442,389
                                                   ==============    ==============      ==============    ==============

a) Options totaling 1,071,551 and 9,676 equivalent common shares for the three months ended September 30, 2001 and 2000, and 51,801 and 61,676 for the nine months ended for the same period, respectively were not included because the impact of these options was anti-dilutive.

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

     Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,350 employees.

Results of Operations

     Service revenues for the third quarter of 2001 increased $7.2 million, or 10% over the same period last year. Service revenues for the nine month period ended September 30, 2001 increased $28.9 million, or 15% over the same period last year.

     Cost of services expressed as a percentage of service revenue was 74% and 79% in the third quarter of 2001 and the same period last year, respectively. For the nine month periods ended, the cost of services expressed as a percentage of service revenue were 76% and 81%, respectively.

     Sales revenues increased $1.4 million to $19.8 million in the third quarter of 2001 from $18.3 million in the third quarter of 2000, an 8% increase. Sales revenue for the nine month period ended September 30, 2001 increased $9.3 million to $54.7 million from $45.4 million in the same period in 2000, a 21% increase.

     Cost of sales in the third quarter of 2001 were 78% of sales revenue as compared to 83% in the same period last year. For the nine month period ended September 30, 2001 cost of sales was 79% as compared to 80% from the prior year.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature as a percentage of revenues, we did experience an increase of $0.8 million and $1.7 million for the three and nine month periods ended September 30, 2001, respectively, as compared to the corresponding periods in 2000. These increases were largely attributable to growth in the number of people necessary to support increases in the scope of our operations. General and administrative expenses as a percentage of revenues remained below 5% for both periods.

     Depreciation and amortization expense for the third quarter of 2001 increased $1.0 million and $2.6 million for the three and nine month periods ended September 30, 2001 as compared to the corresponding periods in 2000. This increase was due to additional capital investments, which include the new Houston facility.

     The effective income tax rate decreased to 28% for the three and nine month periods ended September 30, 2001 from 29% and 30% in the corresponding periods in 2000. This rate change reflects the increase in international earnings taxed at rates lower than The Netherlands statutory rate.

Segment Analysis
(Dollars in Thousands)

                                                    Three months ended September 30,  Nine months ended September 30,
                                                      ----------------------------------------------------------
                                                           2001          2000               2001           2000
                                                      ----------------------------------------------------------
                                                                              (Unaudited)
     Revenues:
     Reservoir Description........................... $   56,368     $   48,159        $  157,817     $  139,871
     Production Enhancement..........................     27,781         27,457            79,543         66,557
     Reservoir Management............................     12,948         12,834            42,343         35,063
                                                      ----------     ----------        ----------     ----------
           Consolidated.............................. $   97,097     $   88,450        $  279,703     $  241,491
                                                      ==========     ==========        ==========     ==========

     Income (Loss) Before Interest and Taxes:
     Reservoir Description........................... $   10,459     $    5,845        $   24,728     $   14,654
     Production Enhancement..........................      5,136          4,400            13,839         11,175
     Reservoir Management............................       (993)            34              (688)        (2,428)
     Corporate and Other (a).........................        (23)           (21)              (73)           (73)
                                                      ----------     ----------        ----------     ----------
           Consolidated.............................. $   14,579     $   10,258        $   37,806     $   23,328
                                                      ==========     ==========        ==========     ==========

     a) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

     Revenues for the Reservoir Description segment were $56.4 million for the third quarter of 2001 compared to $48.2 million in the third quarter of 2000. Revenues for the nine month period ended September 30, 2001 were $157.8 million compared to $139.9 million in the same period last year. These increases were due in part to increased demand from international field development projects greater utilization of our higher technology services as well as synergies realized from recent acquisitions.

     Income before interest and taxes increased by $4.6 million in the third quarter of 2001 and $10.1 million in the nine month period ended September 30, 2001, compared to the same periods in 2000 due to higher revenues and improved margins of our petroleum service unit.

Production Enhancement

     Revenues from the Production Enhancement segment were $27.8 million in the third quarter of 2001 compared to $27.5 million in the same period in the prior year. For the nine month period ended September 30, 2001, revenues increased $13.0 million to $79.5 million, an increase of 20%. These increases were due to the active North American natural gas market and an increase in the overall workload. We have also realized increased levels of market acceptance for our Completion Profiler(TM) and PackScan(TM) technologies. Earnings before interest and taxes in the third quarter of 2001 were up 17% to $5.1 million and 24% to $13.8 million for the nine month period ended September 30, 2001 compared to the same periods in 2000.

Reservoir Management

     Revenues from the Reservoir Management segment in the third quarter of 2001 were relatively consistent with the third quarter of 2000 while revenues for the nine month period ended September 30, 2001 increased $7.3 million compared to the same period in 2000. The increase in the nine month period was due in part to projects initiated in South America and the Far East. Our continuing efforts to reduce our cost structure in this segment resulted in a restructuring of the seismic and engineering field study groups. Expenses related to staff reductions and the restructuring contributed to the loss before interest and taxes for the third quarter of 2001 of $1.0 million compared to minimal earnings in the same period in 2000. The loss before interest and taxes for the nine month period ended September 30, 2001 were $0.7 million compared to a loss of $2.4 million in the same period in 2000.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     During the nine month period ending September 30, 2001, cash flows from operating activities were $16.7 million, an increase of $16.9 million from the same period in 2000. At September 30, 2001, we had working capital of $146.3 million and a current ratio of 4.2 to 1.0, compared to working capital of $121.3 million and a current ratio of 3.2 to 1.0 at December 31, 2000. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

     Our financing activities provided $17.5 million in the nine month period ending September 30, 2001, and $19.5 million in the same period in 2000. Our investing activities used $33.4 million in the nine month period ending September 30, 2001 compared to $23.2 million in the same period in 2000.
The major financing and investing activities in these periods were as follows:

o In July 2001, we borrowed approximately $13.0 million to finance the acquisition of Gris Gun.
o In June 2000, we received net proceeds of approximately $17.3 million from the exercise of the underwriters' over-allotment option associated with the equity offering. These proceeds were used principally to reduce indebtedness and fund capital expenditures.
o Capital expenditures were $20.8 million for the nine month period ending September 30, 2001, and $25.9 million in the same period in 2000.

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


                                       CORE LABORATORIES N.V.
                                       by:  Core Laboratories International B.V.



Dated: November 14, 2001               By: /s/ Richard L. Bergmark
                                       -------------------------------------
                                       Richard L. Bergmark
                                       Chief Financial Officer