Form 10-K
period 2001-12-31
CORE LABORATORIES N V
filed 2002-03-25
CIK 1000229

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


                   For the fiscal year ended December 31, 2001

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

      Registrant's telephone number, including area code: (31-20)420-3191


           Securities registered pursuant to Section 12(b) of the Act:


         Title of each class            Name of exchange on which registered
         -------------------            ------------------------------------
       Common Shares, NLG 0.03                 New York Stock Exchange
         Par Value Per Share


        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     -----
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

   As of March 19, 2002, the number of common shares outstanding was 33,208,571. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $476,647,757.

                       DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                                                           Part of 10-K
--------
1. Proxy statement to be filed pursuant to Regulation                 PART III
   14A under the Securities Exchange Act of 1934 with respect to the 2002 annual meeting of shareholders.


================================================================================

                             CORE LABORATORIES N.V.
              FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                TABLE OF CONTENTS

                                                                                                         Page
                                     PART I                                                              ----

Item 1.   Business...................................................................................      1
Item 2.   Properties.................................................................................      7
Item 3.   Legal Proceedings .........................................................................      7
Item 4.   Submission of Matters to a Vote of Security Holders .......................................      7

                                     PART II

Item 5.   Market for the Common Shares and Related Shareholder Matters ..............................      8
Item 6.   Selected Financial Data ...................................................................      9
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations .....     10
Item 7A.  Quantitative and Qualitative Disclosures about Market Risk ................................     19
Item 8.   Financial Statements and Supplementary Data................................................     19
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......     19

                                     PART III

Item 10.  Directors and Executive Officers of the Registrant.........................................     20
Item 11.  Executive Compensation.....................................................................     20
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............................     20
Item 13.  Certain Relationships and Related Transactions.............................................     20

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K............................     21

PART I

ITEM 1. BUSINESS

General

        Core Laboratories N.V. ("Core Laboratories", "we", "our" or "us") was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,300 employees.

Business Strategy

        Our business strategy is to continue to provide advanced technologies that improve reservoir performance by (i) continuing the development of proprietary technologies through client-driven research and development, (ii) expanding the services and products offered throughout our global network of offices and (iii) acquiring complementary technologies that add key technologies or market presence and enhance existing products and services.

Development of New Technologies, Services and Products

        We conduct research and development to meet the needs of our customers who are continually seeking new technologies to lower their costs of finding, developing and producing oil and gas. While the aggregate number of wells being drilled per year has fluctuated relative to market conditions, oil and gas producers have, on a proportional basis, increased expenditures on high-technology services which improve their understanding of the reservoir thereby increasing production of oil and gas from their producing fields. We intend to continue concentrating our efforts on technologies that enhance development and production efficiencies.

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

Acquisitions

        We continually review potential acquisitions to add key technologies, enhance market presence or complement existing businesses. Our recent acquisitions reflect our desire to broaden the services we offer within our three primary business segments to our clients. Our 2001 acquisitions are summarized as follows:

        o In August 2001, we purchased from Tesco Corporation all of the assets associated with Tesco's Gris Gun ("Gris Gun") business. Gris Gun supplies wellbore perforating gun systems and other related completion products primarily to the Canadian market. These products and services are similar to the systems and completion products we offer worldwide through our Production Enhancement segment.

        o In May 2001, we acquired PROMORE Engineering Inc. ("PROMORE"). PROMORE is a leading provider of innovative solutions for production optimization and monitoring reservoir environments with permanent real-time systems.

        More information relating to acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements.

Operations

        We derive our revenues from services and sales to customers primarily in the oil and gas industry.

        Our reservoir optimization technologies are interrelated and are organized into three complementary segments. Disclosure relating to the results of these business segments is included in Note 11 of the Notes to Consolidated Financial Statements.

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

        We offer our services worldwide through our global network of offices. Services accounted for approximately 81%, 77% and 81% of our revenues from operations for the years ended December 31, 2001, 2000 and 1999, respectively.

        We manufacture products primarily in four facilities for distribution on a global basis. Product sales accounted for approximately 19%, 23% and 19% of our revenues from operations for the years ended December 31, 2001, 2000 and 1999, respectively.

        The sales backlog at December 31, 2001 was approximately $5.5 million, compared to $6.0 million at December 31, 2000. Sources of raw material are readily available and our sales backlog should be filled in 2002.

        Reservoir Description

        Commercial oil and gas fields consist of porous and permeable reservoir rocks that contain natural gas, crude oil and water. Due to the density differences of the fluids, natural gas typically caps the field and overlies an oil layer, which overlies the water. We provide services that characterize the porous reservoir rock and all three reservoir fluids. Services relating to these fluids include determining quality and measuring quantity of the fluids and their derived products.

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

        Production Enhancement

        The data we produce to describe a reservoir system is used to enhance oil and gas production so that it will exceed the average oilfield recovery factor which is approximately 40%. Two production-enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding the field with water, carbon dioxide or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and flooded to maximize oil and gas recovery. Our technologies play a key role in the success of both methods.

        The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a gel slurry into the reservoir zone at extremely high pressures. This forces fractures to open in the rock and "props" or holds the fractures open so that reservoir fluids can flow to the production wellbore.

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

        We are also an industry leader in high-performance perforating and completion systems engineered to maximize well productivity by reducing, eliminating or overcoming formation damage during the completion of oil and gas wells. Our acquisition of the assets relating to the Gris Gun business reflects a continuation of our growth strategy to add technologies that can enhance our market position.

        Among the numerous technologies we offer is the Completion Profiler(tm). The Completion Profiler(tm) is a unique completion system we developed to determine flow rates from reservoir zones after they have been hydraulically fractured. This provides our clients with production information without additional well time. Patent applications covering the technology have been filed in the United States and in certain foreign jurisdictions.

        We have also realized a high level of market acceptance with our new PackScan(tm) technology. PackScan(tm) is a tool used to monitor the wellbore in an unconsolidated reservoir. PackScan(tm) measures the density changes in the area around the tool and is designed to observe the changes within the wellbore to verify the completeness of the gravel pack protection of the wellbore.

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

        These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows and we believe these increased cash flows from the incremental production will result in increased capital expenditures, ultimately leading to future opportunities for us.

        As an example of our desire to collect as many reservoir parameters directly in the reservoir, we added the ability to collect, and monitor on a real-time and permanent basis, temperature, pressure and production flow. These new industry leading technologies were added to our service lines when we acquired PROMORE in May 2001.

Marketing and Sales

        We market and sell our services and products through a combination of print advertising, technical seminars, trade shows and sales representatives. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices.

Research and Development

        The market for our products and services is characterized by changing technology and frequent product introduction. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. We view the cost to acquire many of our technologies to be, in essence, expenditures to gain the benefit of the acquired company's research and development projects. Research and development expenditures are charged to expense as incurred. We intend to continue committing substantial financial resources and effort to the development of new products and services. Over the years, we have made a number of technological advances, including the development of key technologies utilized in our operations. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. Additional disclosure relating to research and development is included in Note 2 of the Notes to Consolidated Financial Statements.

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

International Operations

        We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 59%, 60% and 56% of our revenues from operations during the years ended December 31, 2001, 2000 and 1999, respectively. In addition, some of our revenues in the U.S. are generated by projects located outside the U.S.

[GEOGRPAHIC BREAKDOWN OF REVENUE GRAPH]

        While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. We have not historically engaged in and do not currently intend to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. More information on international operations is included in Note 11 of the Notes to Consolidated Financial Statements.

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

Employees

        As of December 31, 2001, we had approximately 4,300 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Risk Factors

        Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All of our forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. Although it is not possible to identify all factors, these risks and uncertainties include the risk factors discussed below.

        Industry risks

        The oil and gas industry is highly cyclical and there are numerous factors affecting the supply of and demand for oil and natural gas, which include:
        o     market prices of oil and gas;
        o     cost of producing oil and natural gas;
        o     the level of drilling and production activity;
        o     mergers, consolidations and downsizing among our clients;
        o     coordination by OPEC; and
        o the impact of commodity prices on the expenditure levels of our customers.

        Business risks

        Our results of operations could be adversely affected by risks and uncertainties in the business environment in which we operate, including:

        o     competition in our markets;
        o the realization of anticipated synergies from acquired businesses and future acquisitions;
        o our ability to continue to develop or acquire new and useful technology; and
        o     interest rates and the cost of capital.

        International risks

        We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

        o     global economic conditions;
        o political actions and requirements of national governments including trade restrictions, and embargos and expropriations of assets;
        o     potential income tax liabilities in multiple jurisdictions;
        o     fluctuations and changes in currency exchange rates; and
        o     the impact of inflation.

        Other risks

        The events of September 11, the economic downturn and political events that followed and continue to unfold could result in lower demand for our products and services. Our client base could be impacted by events we cannot predict or we could be impacted by a change in the conduct of business, transportation and security measures. In addition we are subject to other risk factors such as the impact of environmental regulations, litigation risks as well as the dependence on the oil and gas industry. Many of these risks are beyond our control. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve and under current economic and political conditions. We do not feel obligated to publicly update any of our forward-looking statements.

ITEM 2. PROPERTIES

        Currently, we have over 70 offices (totaling more than one million square feet) in more than 50 countries. In these locations, we typically lease our office facilities. We serve our worldwide customers through six Advanced Technology Centers ("ATC's") which are located in Houston, Texas; Calgary, Canada; Jakarta, Indonesia; Rotterdam, The Netherlands; Aberdeen, Scotland; and Maracaibo, Venezuela. The ATC's are supported by over 50 regional specialty centers located throughout the global energy producing provinces. Our facilities are adequately utilized for current operations. However, expansion into new facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

        From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We believe that the outcome of current legal actions will not have a material adverse effect upon our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

ITEM 5. MARKET FOR THE COMMON SHARES AND RELATED SHAREHOLDER MATTERS

Price Range of Common Shares

        Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE are set in the following table for the periods indicated.

                                      2001                     High       Low
                                      ----                    -------   --------
    First Quarter...........................................  $27.63     $18.05
    Second Quarter..........................................   26.14      15.85
    Third Quarter...........................................   20.30       9.90
    Fourth Quarter..........................................   17.65      11.25

                                      2000
                                      ----
    First Quarter...........................................  $29.13     $18.38
    Second Quarter..........................................   31.38      23.00
    Third Quarter...........................................   29.75      15.69
    Fourth Quarter..........................................   28.56      18.44

        On March 19, 2002, the closing price, as quoted by the NYSE, was $14.59 per share. As of March 19, 2002, there were 33,208,571 common shares held by approximately 207 record holders and approximately 12,743 beneficial holders.

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

Recent Issuance of Unregistered Securities

        In connection with our 2001 acquisitions, we issued approximately 706,000 common shares, with an estimated value of $14.5 million. Disclosure related to recent issuances of common shares is included in Note 3 of the Notes to Consolidated Financial Statements. With respect to the shares issued in each acquisition, we relied on exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical consolidated financial data for the periods indicated. We have restated all prior periods to reflect the pooling-of-interests acquisition of PROMORE in 2001. Results from our environmental testing assets are included in all periods through September 30, 1999. These assets were sold effective September 30, 1999. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements.


                                                                     Years Ended December 31,
                                                                     ------------------------
                                            2001 (1),(3)     2000 (1)      1999 (1),(3)    1998 (1),(2)    1997 (1),(4)
                                           -------------  -------------   -------------   -------------   -------------
Financial Statement Data:                                    (in thousands, except per share data)
Revenues.................................  $     376,572  $     340,933   $     325,827   $     319,685   $     254,334
Income from continuing operations........         20,632         17,830           2,196          21,256          18,010
Working capital..........................        139,342        121,330          93,574          62,644          53,523
Total assets.............................        439,500        413,346         374,526         369,266         268,144
Long-term debt, including current
   maturities............................         95,543         83,738          87,230          91,889          78,099
Shareholders' equity.....................        275,606        251,065         212,728         203,954         120,749

Per Share Data:
Income from continuing operations:
   Basic.................................  $        0.62  $        0.55   $        0.07   $        0.73   $        0.72
   Diluted...............................  $        0.60  $        0.53   $        0.07   $        0.70   $        0.70
Weighted average common shares outstanding:
   Basic.................................         33,075         32,388          31,449          29,226          25,159
   Diluted...............................         34,272         33,539          32,443          30,252          25,863

Other Data:
Diluted earnings per share from
       continuing operations
       excluding goodwill amortization...  $        0.72  $        0.65   $        0.19   $        0.80   $        0.75
Restructuring and other charges..........  $       8,725  $          --   $      17,706   $          --   $          --
Current Ratio............................          4.5:1          3.2:1           2.8:1           1.9:1           1.9:1
Debt to Capitalization Ratio.............            25%            24%             27%             30%             37%

        1) See Note 3 of the Notes to Consolidated Financial Statements for a discussion of acquisitions made in 2001, 2000 and 1999.

        2) In 1998, we sold our packaged analyzer business line. The total loss relating to this sale and discontinuance of operations was $3,591.

        3) In 1999 and 2001, we recorded restructuring, write-offs and other charges as discussed in Note 12 of the Notes to Consolidated Financial Statements.

        4) Information for 1997 includes the purchase acquisitions of Scott Pickford plc (March 1997) and Saybolt International
              B.V. (May 1997).

[DEBT TO CAPITALIZATION GRAPH]
[CURRENT RATIO GRAPH]
[TOTAL ASSETS GRAPH]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        Oil and gas prices remained strong during the first half of 2001 before declining for the remainder of the year due to, among other reasons, the global economic slowdown which reduced demand for oil and natural gas. While we recognized record levels of revenue in early 2001, the rate of growth in revenues decreased in the latter part of 2001 primarily as a result of the decline of the North American natural gas market. Activity outside North America has been less volatile than domestic activity. We continue our efforts to expand our market presence by opening strategic facilities and realizing synergies within our business lines. Also, as a result of the consolidation in the oil and gas industry, some of our customers have used and may continue to use their global presence and market influence to seek economies of scale and pricing concessions.

Critical Accounting Policies and Estimates

        Management's discussion and analysis of our financial position and results of operations are based on financial statements prepared in conformity with GAAP and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions. We evaluate our estimates on an ongoing basis and base these estimates on our historical experience as well as on various other assumptions that we believe are reasonable in a given circumstance. We believe the following accounting policies are critical to our business operations and to the understanding of our results of operations:

        o     revenue recognition;
        o     valuation of long-lived and intangible assets and goodwill;
        o     estimating valuation allowances related to inventory; and
        o     accounting for income taxes.

For a detailed discussion of our accounting policies see Note 2 of the Notes to Consolidated Financial Statements.

        Revenues are recognized as services are completed or as product title is transferred, usually when delivery occurs. All advance client payments are classified as unearned revenues until services are completed or as product title is transferred. We recognize revenue consistent with the guidance set forth in the Securities and Exchange Commission's ("SEC's") Staff Accounting Bulletin
No. 101, ("SAB 101"), as amended by SAB 101A and 101B. If there is any change in or to the underlying assumptions we follow as prescribed by SAB 101 such as whether: (i) persuasive evidence an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and
(iv) collectibility is reasonably assured; then it could have a material adverse effect upon our financial position and results of operations.

        We account for our goodwill and other intangibles based on the Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standard ("SFAS") 121 "Accounting for the Impairment of Long-Lived Assets." Effective January 1, 2002, we will account for goodwill and other intangible assets based on SFAS 142 "Goodwill and Other Intangible Assets" which requires that goodwill is no longer amortized but tested for impairment annually or more frequently if circumstances indicate a potential impairment. For a detailed discussion on the application of these and other accounting policies, see Note 2 of the Notes to Consolidated Financial Statements. The measurement of possible impairment is based primarily on the ability to recover the balance of the related asset from expected future operating cash flows on an undiscounted basis. If the underlying assumptions we follow change, our conclusions relating to whether or not an impairment exists could change. Any resulting impairment loss could result in a material adverse effect upon our financial position and results of operations.

        Our valuation reserve for inventory is based on historical data, and various assumptions and judgments. Should these assumptions and judgments not come to fruition our valuation would change. The industry we operate in is characterized by rapid technological change and new product development that could result in an increase in obsolete inventory. Our valuation reserve for inventory at December 31, 2001 was $1.8 million compared to $1.4 million at December 31, 2000. If we over or underestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

        Our income tax expense includes income taxes of The Netherlands, U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using tax rates at the end of the period. The valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. As of December 31, 2001, we had recorded approximately $4.4 million of valuation allowances related to our net deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets which could result in a material adverse effect upon our financial position and results of operations.

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

        We continued to pursue our acquisition strategy, as illustrated by our most recent acquisition of PROMORE. We have also acquired assets beneficial to our growth strategy from Gris Gun. In addition, we believe that we have positioned ourselves for increased profitability by restructuring certain operations and creating operating efficiencies within our manufacturing divisions.

Results of Operations

        Our revenues are derived from services and product sales. Strong demand for our services led to revenue growth of 16% to $304.6 million in 2001 compared to $263.5 million in 2000. With activity levels higher than in previous years, our reservoir optimization services were in higher demand. These increases were primarily derived from an increase in activity levels in the first half of 2001 in North America for our production enhancement projects. Service revenue in 2000 increased by $15.9 million from $247.6 million in 1999. This excluded 1999 revenues of $17.9 million attributable to our environmental testing assets, which were disposed of in the third quarter of 1999. The increase in service revenues in 2000 reflected a recovery from the depressed market conditions in 1999.

[SERVICE REVENUE AND COST OF SERVICE GRAPH]

        Costs of services in 2001 were $232.7 million, an increase of $20.1 million as compared to 2000. Cost of services in 2000 decreased $3.1 million from $215.7 million in 1999. Costs of services expressed as a percentage of service revenue were 76% in 2001 and 81% in 2000 and 1999. In 1999 and again in 2001 we took actions to reduce our cost structure including personnel reductions and office consolidations. We realized improved service margins as a result of the 1999 restructuring charge and anticipate further improvements on our service margins related to the actions taken in 2001.

        Decreased sales demand led to a decline in sales revenue of 7% to $72.0 million in 2001 compared to $77.4 million in 2000. The decrease was primarily a result of the lower levels of North America natural gas related activity by our customers. Sales revenue in 2000 increased by $17.0 million from $60.4 million in 1999. Increased spending for well completion and stimulation technologies primarily drove the increase in sales revenues in 2000.

[SALES REVENUE AND COST OF SALES GRAPH]

        Costs of sales in 2001 were $60.6 million, a decrease of $1.7 million as compared to 2000. Costs of sales in 2000 increased $11.4 million from $50.9 million in 1999. Costs of sales expressed as a percentage of sales revenues were 84% in 2001, 80% in 2000 and 84% in 1999. In 2001, in an effort to improve manufacturing efficiencies, we recorded expenses in cost of sales of approximately $3.3 million for several initiatives. These initiatives were implemented in the fourth quarter whereby certain processes and business practices were evaluated and improvements were made.

        General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. General and administrative expenses are typically fixed in nature and are measured in relation to sales. In 2001, general and administrative expenses as a percent of revenue were 4.2% as compared to 4.0% in 2000, which is an increase of 5%. General and administrative expenses increased $2.4 million in 2001 as compared to 2000. In 2000, general and administrative expenses increased $1.2 million as compared to 1999. The increase in both years was attributable to the number of people necessary to support the growth in our operations. General and administrative expenses expressed as a percentage of revenues remained below 5% for all periods.

        Depreciation and amortization expense for 2001 increased $3.2 million as compared to 2000. In 2000 we had a decrease in depreciation of $0.8 million as compared to 1999. The increased depreciation expense in 2001 was partially attributable to the 2001 capital expenditures of $29.0 million and a full year of depreciation for the $33.4 million of capital expenditures in the prior year. The decrease in 2000 as compared to 1999 was due primarily to the sale of our environmental testing business, the effect of asset retirements and the effect of assets which had become fully depreciated.

        Amortization of goodwill in 2001 was $4.2 million and $4.1 million in 2000 and 1999. Upon adoption of SFAS 142 in 2002, we will no longer amortize goodwill, but instead will test for impairment annually or more frequently if circumstances indicate a potential impairment.

        During the fourth quarter of 2001, we recorded write-offs and other charges of $5.8 million. These charges were comprised of inventory write-downs of $3.9 million, charges of $0.4 million to write fixed assets down to their fair value, and other costs of $1.5 million to migrate data from legacy computer systems to a global information system database.


        Also, during the fourth quarter of 2001 we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the U.K., the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements, and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. During 2002, we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center and another facility from Mexico City, Mexico to Villahermosa, Mexico. This charge of approximately $3.0 million affected each of our operating segments as follows:
Reservoir Description - $0.8 million; Production Enhancement - $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations will be completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through December 31, 2001 was $0.5 million. This charge is summarized in the following table:

Restructuring Charges
(Dollars in Thousands)

                                             Lease                                  Asset
                                          Obligations   Severance   Restoration  Write-offs (1)    Other        Total
                                          -----------  -----------  -----------  -----------    -----------  -----------
Total restructuring charges.............. $       598  $       951  $       380  $      862     $       184  $     2,975
Less: Costs incurred through
         December 31, 2001...............          38          394            --        862              40        1,334
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining........................ $       560  $       557  $       380  $        --    $       144  $     1,641
                                          ===========  ===========  ===========  ===========    ===========  ===========

        1) The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001, and will be reduced by $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

        In the first quarter of 1999, we recorded write-offs and other charges totaling $10.7 million. This amount included $4.4 million of asset write-offs, $2.6 million related to facility closures and personnel reductions and $3.7 million associated with the termination of the proposed acquisition of GeoScience Corp.

        In the fourth quarter of 1999, we recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of our operations. This charge affected each of our operating segments as follows:
Reservoir Description - $2.8 million; Production Enhancement - $1.9 million; Reservoir Management - $2.3 million.

        Interest expense for 2001 was $7.9 million, a decrease of approximately $0.4 million as compared to 2000, after an additional decrease of $0.3 million compared to 1999. The decrease in interest expense was primarily attributable to lower borrowing costs.

        The decrease in the effective income tax rate to 28% in 2001 from 32% in 2000 and 36% in 1999 reflects the relative increase in international earnings taxed at rates lower than The Netherlands statutory rate.

Other Information

        The impact of the 2001 restructuring, write-offs and other charges is summarized in the following table:

     Summary of 2001 restructuring, write-offs and other charges                                   Year Ended
     (Amounts in thousands except share data)                                   Fourth             December 31,
                                                                              Quarter 2001            2001
                                                                              ------------        -------------
     Revenues................................................................. $    96,869         $    376,572
        Costs of services and sales...........................................      79,466              293,308
        Other operating expenses..............................................      18,632               46,687
        Inventory and asset write-offs (1)....................................      (4,235)              (4,235)
        Global information system (2).........................................      (1,515)              (1,515)
        Restructuring charge (3)..............................................      (2,975)              (2,975)
        Other charges (4).....................................................      (3,290)              (3,290)
                                                                              ------------        -------------
     Operating income before interest expense, income tax expense,
        restructuring, write-offs and other charges...........................      10,786               48,592
        Interest expense......................................................       2,000                7,921
                                                                              ------------        -------------
     Operating income before income tax expense, restructuring,
        write-offs and other charges..........................................       8,786               40,671
        Income tax expense....................................................       2,460               11,388
                                                                              ------------        -------------
     Operating income excluding restructuring, write-offs and other
         charges.............................................................. $     6,326            $  29,283
                                                                              ============        =============

         Weighted average diluted common shares outstanding...................  33,925,969           34,271,512
                                                                              ============        =============

        1) Includes inventory write-offs due to the move of a Dallas facility to Houston - $1,446, a slowdown in activity levels in North America - $2,434 and other fixed asset write-offs - $355.
        2) Costs to migrate data from legacy computer systems to global information system.
        3) Restructuring charges primarily relating to the Reservoir Management segment.
        4) Included in cost of services and sales are charges of $3,290 relating to manufacturing efficiency initiatives incurred in the fourth quarter of 2001.

Segment Analysis

        Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.

Segment Information

        Revenues

        For the Years Ended December 31,                   2001                  2000                  1999
        (Dollars in Thousands)                       ----------------      ----------------      ----------------

        Reservoir Description....................... $        213,917      $        192,741      $        200,584
        Production Enhancement......................          104,262                92,326                65,342
        Reservoir Management........................           58,393                55,866                59,901
                                                     ----------------      ----------------      ----------------
              Total Revenues........................ $        376,572      $        340,933      $        325,827
                                                     ================      ================      ================

        Income (loss) before interest, taxes and unusual charges

        For the Years Ended December 31,                 2001 (1)                2000                1999 (2)
        (Dollars in Thousands)                       ----------------      ----------------      ----------------

        Reservoir Description....................... $         33,277      $         23,356      $         22,095
        Production Enhancement......................           14,314                14,370                11,339
        Reservoir Management........................           (2,002)               (3,492)               (3,614)
        Corporate and other.........................             (287)                  156                  (108)
                                                     ----------------      ----------------      ----------------
              Income before interest, taxes and
                 unusual charges.................... $         45,302      $         34,390       $        29,712
                                                     ================      ================      ================

        1) Segment amounts exclude unusual charges totaling $8,725 in 2001. The unusual charges, which are comprised of write-offs, restructuring charges and other charges in the fourth quarter of 2001, were allocated as follows: Reservoir Description - $2,549; Production Enhancement - $2,133; Reservoir Management - $2,528 and Corporate and other - $1,515.

        2) Segment amounts exclude unusual charges totaling $17,706 in 1999. The unusual charges, which are comprised of write-offs, restructuring charges and other charges in the first quarter and fourth quarter of 1999, were allocated as follows: Reservoir Description - $8,397; Production Enhancement - $2,854; Reservoir Management - $2,759 and Corporate and other - $3,696.

Reservoir Description

        Reservoir Description revenues for 2001 were $213.9 million, an increase of 11% compared to 2000. During the year, we introduced technology in our Gulf of Mexico operations in the form of well site and laboratory analysis of unconsolidated core from deepwater reservoirs. Improved market conditions in the Middle East, Venezuela and Asia Pacific also contributed to the revenue growth. Revenues for 2000 were $192.7 million, an increase of 5% compared to 1999 revenues after excluding the revenues attributable to our environmental testing assets, which were sold in 1999. When revenues attributable to our environmental testing assets are included in 1999, this segment's revenues decreased by 4%.

[RESERVOIR DESCRIPTION REVENUE GRAPH]

        Income before interest, taxes and unusual charges in 2001 increased
$9.9 million as compared to 2000. Reduced operating costs in the U.S. due to the consolidation of businesses in late 1999 became fully realized in 2001. We experienced an increase of $1.3 million in 2000 as compared to 1999. Our margins in this segment came under pressure in 1999 as our clients reduced spending in response to lower oil and gas prices.

Production Enhancement

        Production Enhancement revenues for 2001 were $104.3 million, an increase of 13% compared to 2000 revenues. The introduction of two new services, PackScan(TM) and Completion Profiler(TM), contributed to the increase in revenue. In addition, we increased Canadian market penetration with proprietary perforating charges and gun systems. The rate of growth slowed in 2001 compared to 2000 due to the slowdown in activity levels by our clients in the North American natural gas markets. Revenues for 2000 were $92.3 million, an increase of 41% as compared to 1999 revenues.

[PRODUCTION ENHANCEMENT REVENUE GRAPH]

        Income before interest, taxes and unusual charges in 2001 remained virtually unchanged as compared to 2000. In 2001, in an effort to improve manufacturing efficiencies, we recorded expense in cost of sales of approximately $3.3 million for several initiatives. These initiatives were implemented in the fourth quarter whereby certain processes and business practices were evaluated and improvements were made. These costs were offset by income increases due to new initiatives with our downhole completion technologies and incremental margins on fracture diagnostic and field flood monitoring services. In 2000, we experienced an increase of $3.0 million as compared to 1999 as the introduction of new services and products in our production enhancement segment increased.

Reservoir Management

        Reservoir Management revenues for 2001 were $58.4 million, an increase of 4% compared to 2000 revenues. This increase was attributable to the new technologies derived from our acquisition of PROMORE. Revenues for 2000 were $55.9 million, a decrease of 7% compared to 1999 revenues. Demand for our geophysical related services was weak across most regions.

[RESERVOIR MANAGEMENT REVENUE GRAPH]

        Although the loss before interest, taxes and unusual charges improved in 2001 compared to 2000, we still experienced a loss of $2.0 million in 2001, compared to a loss of $3.5 million in 2000. We recorded a restructuring charge of $3.0 million during 2001 to reflect our costs to restructure and refocus this segment of our business. Beginning in 2001 certain facilities were downsized or closed, causing our workforce in this segment to be reduced by 45% from the highest levels in 2001. We have taken and will continue to take actions, including, but not limited to, employee terminations and facility consolidations, when appropriate, to control our costs and generate additional service revenues in order to improve our results in this segment. We experienced a loss of $3.6 million in 1999.

Liquidity and Capital Resources

        We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

        During the year ended December 31, 2001, cash flows from operating activities were $28.3 million, an increase of $21.0 million and $23.1 million from the corresponding periods in 2000 and 1999, respectively. The increase from
2000 was partially related to improved receivable turnover while the increase compared to 1999 resulted from higher relative margins. At December 31, 2001, we had working capital of $139.3 million compared to working capital of $121.3 million at December 31, 2000 and $93.6 million at December 31, 1999. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

        Our financing activities provided $14.5 million in 2001, a decrease of $0.8 million compared to 2000 while 1999 financing activities used $4.6 million, primarily due to a net reduction in borrowings. Our investing activities used $40.8 million in 2001 compared to using $28.9 million in 2000 while 1999 investing activities provided $8.9 million, primarily due to proceeds from the sale of our environmental testing assets. The significant financing and investing activities in 2001 were as follows:

        o We incurred capital expenditures from operations of $29.0 million which was primarily due to investments made in instruments, tools, computers and facilities in all of our business segments.
        o     Our total borrowings under our Credit Facility were approximately
              $20.0 million, while payments on the Credit Facility were
              approximately $7.0 million.
        o     We acquired Gris Gun for approximately $12.8 million in cash.

        We maintain financial flexibility through our $100 million Credit Facility of which $80 million was available at December 31, 2001. In addition, we have Senior Notes, which bear interest at an average interest rate of 8.16%. The Senior Notes require semi-annual interest payments; interest payments on the Credit Facility are made based on the interest period selected. We are subject to certain covenants under the terms of the Credit Facility and Senior Notes and we believe that we were in compliance with all such covenants as of December 31, 2001.

        Our ability to maintain and grow our operating income and cash flow is dependent upon continued capital spending. We believe our future cash flow from operations, supplemented, if necessary, by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions.

        Due to the low inflationary rates in 2001, 2000 and 1999, the impact of inflation on our results of operations was insignificant.

Accounting Pronouncements

        In June 2001, the FASB issued two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", that amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and supersede APB Opinion No. 17, "Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001. Five of our recent acquisitions were accounted for using the pooling-of-interests method of accounting. Goodwill resulting from a business combination after June 30, 2001 is to be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. Beginning January 1, 2002, we will no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Under the requirements, we expect to reflect impairment of goodwill of approximately $15.0 million as a result of adoption of this standard on January 1, 2002. This impairment will be reflected in the statement of income as a cumulative effect of a change in accounting principle. The cessation of goodwill amortization under the guidelines will result in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill.

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS

143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. SFAS 143 will be effective for fiscal years beginning after December 31, 2002. We do not expect the adoption of SFAS 143 to have a material adverse effect upon our financial position or results of operations.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 31, 2001. We do not expect the adoption of SFAS 144 to have a material adverse effect upon our financial position or results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") staff issued announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." As a result, customer reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, will be required to be included as revenues effective January 1, 2002, and an equivalent amount of reimbursable expenses will be included in expenses. We do not expect EITF Topic D-103 to have an impact on our financial position or results of operations.

Outlook

        We have established internal earnings targets that are based on current market conditions. We anticipate North American spending by our clients to decline from 2001 levels and international markets to remain at or below 2001 levels in response to lower crude oil prices. We expect the spending levels of our clients' to increase in the second half of 2002.

        We expect to meet ongoing working capital and capital expenditure requirements from a combination of cash flow from operations and available borrowings under our revolving Credit Facilities.

Forward Looking Statements

        This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, concerning among other things, our expected revenues, expenses and profit, our prospects, and business strategies and development, all of which are subject to certain risks, uncertainties and assumptions. We based our statements on our current expectations, estimates, historical trends, current conditions and other factors we believe are appropriate under the circumstances. Such statements are subject to various risks and uncertainties related to the oil and gas industry, business conditions, international markets, international political climates and other factors that are beyond our control. We caution you that these statements are not guarantees of future performance. Accordingly, our actual outcomes and results may differ materially from what we express or forecast in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are material. During 1999, we issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans. This significantly reduced our exposure to market risk. This section should be read in conjunction with Note 4 - "Long-Term Debt" and Note 8 - "Concentration of Credit Risk" of the Notes to Consolidated Financial Statements.

Interest Rate Risk

        We are exposed to interest rate risk on our Credit Facility debt which carries a variable interest rate. At December 31, 2001, our variable rate debt outstanding of $20.0 million approximated its fair value. A one percent change in the interest rate would not cause a material change in interest expense on an annual basis. We attempt to balance the benefit of variable rate debt that has inherent increased risk with fixed rate debt that has less market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        For the financial statements and supplementary data required by this
Item 8, see index to Consolidated Financial Statements and Schedules at Item 14.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

         Part III (Items 10 through 13) will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the Securities and Exchange Commission within 120 days after the close of the year ended December 31, 2001.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)   Financial Statements

        The following reports, financial statements and schedules are filed herewith on the pages indicated:

                                                                           Page

        Report of Independent Public Accountants........................    24

        Consolidated Balance Sheets as of December 31, 2001 and 2000....    25

        Consolidated Statements of Operations for the Years Ended
              December 31, 2001, 2000 and 1999..........................    26

        Consolidated Statements of Changes in Shareholders' Equity
              for the Years Ended December 31, 2001, 2000 and 1999......    27

        Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2001, 2000 and 1999..........................    28

        Notes to Consolidated Financial Statements......................    29

Financial Statement Schedules

         All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes hereto.

        (b)   Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

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

                                                                                                  Incorporated by
                                                                                                 Reference from the
Exhibit No.                             Exhibit Title                                           Following Documents
-----------                             -------------                                           -------------------
   3.1     --  Articles  of  Association  of  the  Company,  as  amended  (including     Form F-1, September 20, 1995
               English translation)

   4.1     --  Form of certificate representing Common Shares                            Form 10-K, March 31, 1999

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

  10.8     --  Core Laboratories  Supplemental  Executive  Retirement Plan effective     Form 10-K, March 31, 1998
               as of January 1, 1998

  10.9     --  Core Laboratories  Supplemental Executive Retirement Plan for John D.     Form 10-Q, November 15, 1999
               Denson effective January 1, 1999

  10.10    --  Core Laboratories  Supplemental  Executive  Retirement Plan for Monty     Form 10-Q, November 15, 1999
               L. Davis effective January 1, 1999

  10.11    --  Amendment  to Core  Laboratories  Supplemental  Executive  Retirement     Form 10-Q, November 15, 1999
               Plan filed January 1, 1998, effective July 29, 1999
  10.12    --  Amendment  to  Amended  and  Restated  Credit  Agreement  among  Core     Form 10-Q, November 15, 1999
               Laboratories N.V., Core Laboratories,  Inc., Core Laboratories (U.K.)
               Limited,  Bankers Trust Company,  Bank of America,  N.A. and the Bank
               Group, dated as of July 22, 1999
  10.13    --  Note  and  Guarantee   Agreement  by  Core  Laboratories,   Inc.  for     Form 10-Q, November 15, 1999
               Guaranteed  Senior  Notes,  Series A, and  Guaranteed  Senior  Notes,
               Series B, dated as of July 22, 1999
  10.14    --  First Amendment to Core  Laboratories  N.V. 1995 Long-Term  Incentive     Form 10-K, March 15, 2001
               Plan (as amended and restated effective as of May 29, 1997)
  10.15    --  Second Amendment to Core Laboratories N.V. 1995 Nonemployee  Director     Form 10-K, March 15, 2001
               Stock  Option Plan (as amended and  restated  effective as of May 29,
               1997)
  10.16    --  Form of Restated Employment  Agreement between Core Laboratories N.V.     Filed Herewith
               and David Michael Demshur dated as of December 31, 2001
  10.17    --  Form of Restated Employment  Agreement between Core Laboratories N.V.     Filed Herewith
               and Richard Lucas Bergmark dated as of December 31, 2001
  10.18    --  Form of Restated Employment  Agreement between Core Laboratories N.V.     Filed Herewith
               and John David Denson dated as of December 31, 2001
  10.19    --  Form of Restated Employment  Agreement between Core Laboratories N.V.     Filed Herewith
               and Monty Lee Davis dated as of December 31, 2001
  21.1     --  Subsidiaries of the Registrant                                            Filed Herewith
  23.1     --  Consent of Arthur Andersen LLP                                            Filed Herewith

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

                                            CORE LABORATORIES N.V.
                                       By:  Core Laboratories International B.V.


Date:    March 21, 2002                By:   /s/ JACOBUS SCHOUTEN
                                             --------------------------------
                                             Jacobus Schouten
                                             Supervisory Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 21st day of March, 2002.

                           Signature                                                    Title
                           ---------                                                    -----

                     /s/ DAVID M. DEMSHUR                                    President, Chief Executive Officer
--------------------------------------------------------------               Chairman and Supervisory Director
                       David M. Demshur

                    /s/ RICHARD L. BERGMARK                                  Executive Vice President, Chief
--------------------------------------------------------------               Financial Officer, Treasurer and
                      Richard L. Bergmark                                          Supervisory Director


                      /s/ C. BRIG MILLER                                        Chief Accounting Officer
--------------------------------------------------------------
                        C. Brig Miller


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

                                       23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Supervisory Board of Directors and Shareholders of
Core Laboratories N.V.:

         We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. (a Netherlands corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Core Laboratories N.V. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with the accounting principles generally accepted in the United States.




                                                             ARTHUR ANDERSEN LLP

Houston, Texas
March 21, 2002


                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
                 (In thousands, except share and per share data)


                                         ASSETS                                            2001              2000
                                                                                        ----------        ----------
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   14,456        $   12,519
     Accounts receivable, less allowance for doubtful accounts
        of $7,829 and $9,080 in 2001 and 2000, respectively......................          104,933           113,214
     Inventories ................................................................           41,109            33,514
     Prepaid expenses and other..................................................            9,728             7,085
     Deferred tax asset..........................................................            9,123            10,265
                                                                                        ----------        ----------
        Total current assets ...................................................           179,349           176,597

PROPERTY, PLANT AND EQUIPMENT, net...............................................           97,615            84,556
INTANGIBLES AND GOODWILL, net....................................................          151,257           148,027
OTHER LONG-TERM ASSETS...........................................................           11,279             4,166
                                                                                        ----------        ----------
         Total assets ...........................................................       $  439,500        $  413,346
                                                                                        ==========        ==========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt .......................................       $      454        $      733
     Current lease obligations...................................................               52               247
     Accounts payable............................................................           19,721            25,931
     Accrued payroll and related costs ..........................................            6,808             8,364
     Taxes other than payroll and income.........................................            4,141             4,766
     Unearned revenues...........................................................            3,198             3,842
     Income tax payable .........................................................              893             5,314
     Other accrued expenses .....................................................            4,740             6,070
                                                                                        ----------        ----------
         Total current liabilities ..............................................           40,007            55,267

LONG-TERM DEBT ..................................................................           95,089            83,005
DEFERRED COMPENSATION............................................................            2,369             3,642
DEFERRED TAX LIABILITY ..........................................................           13,350             7,531
LONG-TERM LEASE OBLIGATIONS......................................................               32                35
OTHER LONG-TERM LIABILITIES......................................................           12,232            12,169

COMMITMENTS AND CONTINGENCIES (NOTE 10)

MINORITY INTEREST................................................................              815               632

SHAREHOLDERS' EQUITY:
     Preference shares, NLG 0.03 par value; 3,000,000 shares authorized,
         none issued or outstanding..............................................               --                --
     Common shares, NLG 0.03 par value; 100,000,000 shares authorized,
         33,204,571 and 32,814,018 issued and outstanding at 2001
         and 2000, respectively..................................................              546               540
     Additional paid-in capital .................................................          186,751           182,848
     Retained earnings...........................................................           88,309            67,677
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          275,606           251,065
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  439,500        $  413,346
                                                                                        ==========        ==========


              The accompanying notes are an integral part of these consolidated financial statements.


                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 2001, 2000 and 1999
                 (In thousands, except share and per share data)

                                                                      2001              2000               1999
                                                                  -----------       -----------      ------------
SERVICES .....................................................    $   304,568       $   263,519      $    265,458
SALES.........................................................         72,004            77,414            60,369
                                                                  -----------       -----------      ------------
                                                                      376,572           340,933           325,827
OPERATING EXPENSES:
     Costs of services .......................................        232,683           212,553           215,695
     Costs of sales...........................................         60,625            62,252            50,909
     General and administrative expenses .....................         15,929            13,540            12,301
     Depreciation and amortization............................         18,361            15,231            15,992
     Goodwill amortization....................................          4,174             4,130             4,127
     Write-offs and other charges.............................          5,750                --            10,670
     Restructuring charges....................................          2,975                --             7,036
     Other (income) expense, net..............................           (502)           (1,163)           (2,909)
                                                                  ------------      -----------      ------------

INCOME FROM OPERATIONS BEFORE INTEREST
     EXPENSE AND INCOME TAX EXPENSE...........................         36,577            34,390            12,006

INTEREST EXPENSE .............................................          7,921             8,314             8,558
                                                                  -----------       -----------      ------------
INCOME FROM OPERATIONS BEFORE
     INCOME TAX EXPENSE.......................................         28,656            26,076             3,448

INCOME TAX EXPENSE ...........................................          8,024             8,246             1,252
                                                                  -----------       -----------      ------------
NET INCOME ...................................................    $    20,632       $    17,830      $      2,196
                                                                  ===========       ===========      ============

PER SHARE DATA:

Basic earnings per share......................................    $      0.62       $      0.55      $       0.07
                                                                  ===========       ===========      ============

     WEIGHTED AVERAGE BASIC COMMON
        SHARES OUTSTANDING....................................     33,074,665        32,387,751        31,449,485
                                                                  ===========       ===========      ============

Diluted earnings per share....................................    $      0.60       $      0.53      $       0.07
                                                                  ===========       ===========      ============
     WEIGHTED AVERAGE DILUTED COMMON
        SHARES OUTSTANDING....................................     34,271,512        33,539,295        32,442,717
                                                                  ===========       ===========      ============


              The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 2001, 2000 and 1999
                       ( In thousands, except share data)


                                                                  Common Shares
                                                             ------------------------
                                                                                       Additional
                                                                Number of               Paid-In      Retained
                                                                  Shares       Amount   Capital      Earnings       Total
                                                             --------------- --------- ----------- ------------ -------------

BALANCE, December 31, 1998 (as previously
reported).........................................               30,623,032  $    513  $   155,769 $     47,097 $     203,379

ADJUSTMENT FOR POOLING OF INTEREST ...............                  567,626         6           15          554           575
                                                             --------------- --------- ----------- ------------ ------------
RESTATED BALANCE, December 31, 1998...............               31,190,658       519      155,784       47,651       203,954
                                                             --------------- --------- ----------- ------------ -------------
SHARES ISSUED FOR 1999 PURCHASE ACQUISITIONS......                  284,524         4        4,558          ---         4,562

ADJUSTMENT FOR POOLING OF INTEREST ...............                   15,209       ---           20         (184)         (164)

STOCK OPTIONS EXERCISED...........................                  290,703         4        1,992          ---         1,996

NET INCOME........................................                      ---       ---          ---        2,380         2,380
                                                             --------------- --------- ----------- ------------ -------------
BALANCE, December 31, 1999........................               31,781,094       527      162,354       49,847       212,728
                                                             --------------- --------- ----------- ------------ -------------
EXERCISE OF OVER-ALLOTMENT OPTION.................                  696,748         9       17,239          ---        17,248

ADJUSTMENT FOR POOLING OF INTEREST................                   30,516       ---          118       (1,322)       (1,204)

STOCK OPTIONS EXERCISED...........................                  305,660         4        3,137          ---         3,141

NET INCOME........................................                      ---       ---          ---       19,152        19,152
                                                             --------------- --------- ----------- ------------ -------------
BALANCE, December 31, 2000........................               32,814,018       540      182,848       67,677       251,065
                                                             --------------- --------- ----------- ------------ -------------
STOCK OPTIONS EXERCISED...........................                  290,553         4        2,956          ---         2,960

SHARES ISSUED FOR MINORITY INTEREST...............                  100,000         2          947          ---           949

NET INCOME........................................                      ---       ---          ---       20,632        20,632
                                                             --------------- --------- ----------- ------------ -------------
BALANCE, December 31, 2001........................               33,204,571  $    546  $   186,751 $     88,309 $     275,606
                                                             =============== ========= =========== ============ =============


              The accompanying notes are an integral part of these consolidated financial statements.


                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2001, 2000 and 1999
                                 (In thousands)

                                                                     2001          2000          1999
                                                                  ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ..............................................    $   20,632    $   17,830    $    2,196
     Adjustments to reconcile to net cash
       provided by (used in) operating activities--
       Depreciation and amortization..........................        18,361        15,231        15,992
       Goodwill amortization..................................         4,174         4,130         4,127
       Gain on sale of fixed assets...........................          (153)         (627)         (777)
       Deferred income tax benefit............................           (17)       (1,243)       (1,433)
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable...........         2,905       (25,840)        1,458
         Increase in inventories..............................        (2,190)       (8,542)      (11,982)
         (Increase) decrease in prepaid expenses and other....        (2,456)        3,268            18
         (Increase) decrease in net deferred tax..............         6,961        (1,077)       (1,134)
         Increase (decrease) in accounts payable..............        (6,798)        5,025          (939)
         Decrease in accrued liabilities......................        (9,356)         (364)       (2,183)
         Increase (decrease) in other long-term liabilities...        (1,542)       (2,661)        1,054
         Other ...............................................        (2,203)        2,129        (1,190)
                                                                  ----------    ----------    ----------
             Net cash provided by operating activities .......        28,318         7,259         5,207
                                                                  ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures.....................................       (29,045)      (33,352)      (20,172)
     Acquisitions, net of cash acquired.......................       (12,810)           --         3,945
     Proceeds from sale of assets ............................         1,561         4,135        25,322
     Other ...................................................          (548)          299          (172)
                                                                  ----------    ----------    ----------
       Net cash provided by (used in) investing activities....       (40,842)      (28,918)        8,923
                                                                  ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from over-allotment option..................           ---        17,248            --
     Repayment of debt .......................................        (8,664)      (23,992)     (106,747)
     Borrowings under debt facilities.........................        20,021        20,231       102,304
     Capital lease obligations, net...........................          (211)       (1,750)         (666)
     Stock options exercised..................................         2,960         3,141         1,996
     Debt issuance costs......................................           544           564        (1,206)
     Other....................................................          (189)          (96)         (264)
                                                                  ----------    ----------    ----------
       Net cash provided by (used in) financing activities....        14,461        15,346        (4,583)
NET CHANGE IN CASH AND CASH EQUIVALENTS.......................         1,937        (6,313)        9,547
CASH AND CASH EQUIVALENTS, beginning of period................        12,519        18,832         9,285
                                                                  ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period......................    $   14,456     $  12,519     $  18,832
                                                                  ==========    ==========    ==========


              The accompanying notes are an integral part of these consolidated financial statements.

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001

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

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Core Laboratories and have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP"). All significant intercompany transactions and balances have been eliminated. The equity method of accounting is used for all investments in which we have less than a majority interest and do not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.

        Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

        Cash and Cash Equivalents

        Cash and cash equivalents include cash in banks and all highly liquid debt instruments with an original maturity of three months or less when purchased.

        Inventories

        Inventories consist of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (includes direct material, labor and overhead) or estimated net realizable value, and are reflected net of valuation reserves of $1,847,000 and $1,376,000 in 2001 and 2000, respectively. Inventories consisted of the following (in thousands):

                                                        2001            2000
                                                   -------------   -------------
        Finished goods.........................    $      30,120   $      27,144
        Parts and materials....................            6,561           4,127
        Work in process........................            4,428           2,243
                                                   -------------   -------------
                      Total inventory..........    $      41,109   $      33,514
                                                   =============   =============

        Property, Plant and Equipment

        Investments in property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

        Buildings ..................................    10 - 40 years
        Machinery and equipment ....................     3 - 10 years

        The components of property, plant and equipment are as follows (in thousands):

                                                           2001         2000
                                                        ----------  ----------
        Land                                            $    6,653  $    2,750
        Building and leasehold improvements.........        35,261      32,204
        Machinery and equipment.....................       112,064      94,754
                                                        ----------  ----------
              Total property, plant and equipment...       153,978     129,708
              Less - accumulated depreciation.......        56,363      45,152
                                                        ----------  ----------
                Net property, plant and equipment...    $   97,615  $   84,556
                                                        ==========  ==========

        Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in the Consolidated Statements of Operations. We incurred and expensed approximately $3,386,000, $3,100,000 and $3,240,000 in repair and maintenance costs for the years ended December 31, 2001, 2000 and 1999, respectively.

        Accounting for the Impairment of Long-Lived Assets

        We account for impairment of long-lived assets in accordance with the Financial Accounting Standards Board's ("FASB's") Statement of Financial Accounting Standards ("SFAS") 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. We periodically assess the recoverability of our long-lived assets. The measurement of possible impairment is based primarily on the ability to recover the balance of the related asset from expected future operating cash flows on an undiscounted basis. No impairments were recognized for the year ended December 31, 2001.

        Intangibles and Goodwill

        Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the value of the net assets and individual identifiable intangibles acquired in acquisitions accounted for as purchases. Intangibles and goodwill acquired prior to July 1, 2001 are charged to expense in equal amounts over their estimated useful lives. Additional information relating to intangibles and goodwill is included in Note 2 - Recent Pronouncements. The components of intangibles and goodwill are as follows (in thousands):

                                                         Original
                                                           Life
                                                         in Years     2001       2000
                                                         --------  ----------  ---------
                                                                      (in thousands)
        Acquired trade secrets...........................  5       $      165  $     125
        Acquired patents, trademarks and trade names.....  10-20        4,944      3,686
        Acquired trade name..............................  40           4,704      4,614
                                                                   ----------  ---------
              Total intangibles..........................               9,813      8,425
                                                                   ----------  ---------
        Goodwill.........................................  5-10         3,146      2,638
        Goodwill.........................................  20           3,736      3,736
        Goodwill.........................................  40         147,784    147,784
        Goodwill (1).....................................  N/A          6,062         --
                                                                   ----------  ---------
              Total goodwill.............................             160,728    154,158
                                                                   ----------  ---------
                Total intangibles and goodwill...........             170,541    162,583
         Less - accumulated amortization.................              19,284     14,556
                                                                   ----------  ---------
                Net intangibles and goodwill.............          $  151,257  $ 148,027
                                                                   ==========  =========

        1) Acquired after June 30, 2001. See "Recent Pronouncements" for more information.

        Long-Term Investments

        Long-term investments of $951,000 and $615,000 at December 31, 2001 and 2000, respectively, are included in other long-term assets and represent our investment in unconsolidated affiliated companies. These investments are accounted for using the equity method of accounting.

        Income Taxes

        Income tax expense includes income taxes of The Netherlands, U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using tax rates in effect at the end of the period.

        Revenue Recognition

        Revenues are recognized as services are completed or as product title is transferred, usually when delivery occurs. All advance client payments are classified as unearned revenues until services are completed or products are shipped.

        Foreign Currencies

        Our functional currency is the U.S. dollar. Accordingly, foreign entities remeasure monetary assets and liabilities to U.S. dollars at year-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation and amortization and certain components of cost of sales, which are remeasured at historical rates. Remeasurement gains and losses are included in other income and expense in the Consolidated

Statements of Operations. For
the years ended December 31, 2001 and 2000, remeasurement gains and losses did not have a material effect on our financial position or results of operations. For the year ended December 31, 1999, we recognized a remeasurement gain of approximately $2,028,000.

        Research and Development

        While we have acquired many of our new technologies, we incur expenses relating to our ongoing research and development program. Research and development expenditures are charged to expense as incurred. We incurred approximately $4,428,000, $5,343,000 and $2,071,000 in research and development expenses for the years ended December 31, 2001, 2000 and 1999, respectively.

        Earnings Per Share

        We present earnings per share in accordance with SFAS No. 128, "Earnings per Share" which requires dual presentation of both basic and diluted earnings per share on the Consolidated Statements of Operations. Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the net additional shares which would be issued if all dilutive stock options outstanding were exercised.

        The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

                                                             2001          2000           1999
                                                        -------------  -------------  -------------
        Weighted average basic common
           shares outstanding.......................       33,074,665     32,387,751     31,449,485
        Effect of dilutive stock options (1)........        1,196,847      1,151,544        993,232
                                                        -------------  -------------  -------------
        Weighted average diluted common
           shares outstanding.......................       34,271,512     33,539,295     32,442,717
                                                        =============  =============  =============

        1) Options totaling 705,801, 14,676 and 78,310 equivalent common shares for the twelve months ended December 31, 2001, 2000 and 1999, respectively, were not included because the impact of these options was anti-dilutive.

        Recent Pronouncements

        In June 2001, the FASB issued two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", that amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and supersede APB Opinion No. 17, "Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001. Five of our recent acquisitions were accounted for using the pooling-of-interests method of accounting. Goodwill resulting from a business combination after June 30, 2001 is to be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. Beginning January 1, 2002, we will no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Under the requirements, we expect to reflect impairment of goodwill of approximately $15.0 million as a result of adoption of this standard on January 1, 2002. This impairment will be reflected in the statement of income as a cumulative effect of a change in accounting principle. The cessation of goodwill amortization under the guidelines will result in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill.

        In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. SFAS 143 will be effective for fiscal years beginning after December 31, 2002. We do not expect SFAS 143 to have a material adverse effect upon our financial position or results of operations.

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 31, 2001. We do not expect SFAS 144 to have a material adverse effect upon our financial position or results of operations.

        In November 2001, the Emerging Issues Task Force ("EITF") staff issued announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." As a result, customer reimbursements, including those relating to travel and other out-of-pocket expenses, and other similar third-party costs, will be required to be included as revenues effective January 1, 2002, and an equivalent amount of reimbursable expenses will be included in expenses. We do not expect EITF Topic D-103 to have an impact on our financial position or results of operations.

        Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

3.   ACQUISITIONS

        2001 Acquisitions

        On August 1, 2001, we acquired all of the assets of Tesco Corporation's Gris Gun ("Gris Gun") business for approximately $12.8 million. Gris Gun supplies wellbore perforating gun systems and other related completion products primarily to the Canadian market. The transaction was accounted for using the purchase method of accounting and resulted in an increase in goodwill of approximately $6.1 million. In accordance with SFAS 142, goodwill relating to this purchase was not amortized.

        On May 24, 2001, we acquired all of the outstanding shares of PROMORE Engineering Inc. ("PROMORE"), a privately held company based in Canada. PROMORE provides innovative solutions for production optimization and monitoring of reservoir environments with permanent real-time systems. We issued approximately 606,000 shares in exchange for all of the outstanding shares of PROMORE. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, our consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of PROMORE.


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

4.   LONG-TERM DEBT

        Long-term debt is summarized in the following table (in thousands):

                                                             2001        2000
                                                          ----------  ----------
        Credit Facility with a bank group:
             $100,000 revolving debt facilities.....      $   20,000  $    7,000
        Senior notes................................          75,000      75,000
        Other indebtedness..........................             543       1,738
                                                          ----------  ----------
                        Total debt..................          95,543      83,738
        Less - current maturities...................             454         733
                                                          ----------  ----------
                        Total long-term debt........      $   95,089  $   83,005
                                                          ==========  ==========

        In July 1999, we entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and
(ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At December 31, 2001, approximately $80 million was available for borrowing under the revolving Credit Facility. Loans under the Credit Facility bear interest from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The average interest rate in effect at December 31, 2001 was 3.78% and the average for 2001 was 5.32%. The revolving Credit Facilities require interest payments only, until maturity in June 2004.

        In July 1999, we issued $75 million in Senior Notes which bear an average interest rate of 8.16% and require annual principal payments beginning in July 2005 and continuing through July 2011.

        The terms of the Credit Facility and Senior Notes require us to meet certain financial covenants, including certain minimum equity and cash flow tests. We believe that we are in compliance with all such covenants contained in our credit agreements. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both credit agreements.

        Scheduled maturities of long-term debt (in thousands):

         2002.......................................    $     454
         2003.......................................           89
         2004.......................................       20,000
         2005.......................................          ---
         2006 and thereafter........................       75,000
                                                        ---------
              Total long-term debt..................    $  95,543
                                                        =========

        Total cash payments for interest were $7,022,000, $7,003,000 and $4,946,000 for 2001, 2000 and 1999, respectively.

5.   INCOME TAXES

        The components of income from operations before income taxes for 2001, 2000 and 1999 are as follows (in thousands):
                                                2001        2000        1999
                                             ----------  ----------  ----------
         United States...................    $   (2,717) $   (3,546) $  (14,159)
         Other countries.................        31,373      29,622      17,607
                                             ----------  ----------  ----------
              Income before income tax...    $   28,656  $   26,076  $    3,448
                                             ==========  ==========  ==========

         The components of income tax expense (benefit) for 2001, 2000 and 1999 are as follows (in thousands):

                                                2001        2000        1999
                                             ----------  ----------  ----------
        Current:
              United States..............    $       --  $      198  $   (2,259)
              Other countries............         7,279       9,089       4,648
              State and provincial.......           762         202         296
                                             ----------  ----------  ----------
                   Total current.........         8,041       9,489       2,685
                                             ----------  ----------  ----------
         Deferred:
              United States..............           115      (1,166)     (2,428)
              Other countries............           (52)        174       1,454
              State and provincial.......           (80)       (251)       (459)
                                             ----------  ----------  ----------
                   Total deferred........           (17)     (1,243)     (1,433)
                                             ----------  ----------  ----------
                     Income tax expense..    $    8,024  $    8,246  $    1,252
                                             ==========  ==========  ==========

        The difference between income tax computed using The Netherlands statutory income tax rate of 35% and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2001, 2000 and 1999 are as follows (in thousands):

                                                2001        2000        1999
                                             ----------  ----------  ----------
        Tax at The Netherlands
              income tax rate............    $   10,030  $    9,127  $    1,207
        International earnings taxed
              at rates lower than The
              Netherlands statutory rate.        (6,879)     (4,241)     (2,932)
        Extraterritorial income
              exclusion benefit..........           (51)        (18)         --
        Goodwill amortization and other
              non-deductible expenses....         2,880       2,646       2,361
        Change in valuation allowance....         1,362         781         779
        State and provincial taxes.......           682         (49)       (163)
                                             ----------  ----------  ----------
                Income tax expense.......    $    8,024  $    8,246  $    1,252
                                             ==========  ==========  ==========

        Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and the tax basis of existing assets and liabilities. Deferred tax assets and liabilities as of December 31, 2001 and 2000 are summarized as follows (in thousands):

                                                                   2001         2000
                                                                ----------   ----------
        Deferred tax assets:
              Net operating loss carryforward...............    $   11,625   $   11,591
              Receivables...................................         1,852          546

              Inventories...................................            --          126
              Other.........................................            --          545
                                                                ----------   ----------
                   Total deferred tax assets................        13,477       12,808
              Valuation allowance...........................        (4,354)      (2,543)
                                                                ----------   ----------
                       Net deferred tax asset...............         9,123       10,265
                                                                ----------   ----------
        Deferred tax liabilities:
              Intangibles...................................        (1,469)      (1,490)
              Property, plant and equipment.................          (824)        (768)
              Other.........................................       (11,057)      (5,273)
                                                                ----------   ----------
                   Total deferred tax liabilities...........       (13,350)      (7,531)
                                                                ----------   ----------
                       Net deferred tax asset (liability)...    $   (4,227)  $    2,734
                                                                ==========   ==========

        At December 31, 2001, we had net operating loss carryforwards for income tax purposes in various tax jurisdictions. Of those carryforwards that are subject to expiration, they will expire, if unused, over the years 2002 through 2020. We anticipate taxable income in 2002 will allow for the full utilization of these carryforwards. We provide a valuation allowance due to the likelihood of not utilizing the net operating loss carryforwards in certain foreign tax jurisdictions. Other deferred tax liabilities are provided for revenues and expenses that may be recognized by the various tax jurisdictions in periods that differ from when recognized for financial reporting purposes. Cash payments of income taxes, net of refunds, were $7,900,000, $3,368,000 and $4,413,000 in 2001, 2000 and 1999, respectively.

6.   STOCK OPTIONS

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

        Information regarding our stock options issued pursuant to our plans is summarized below:

                                                                                  Weighted
                                                                  Range of         Average
Options:                                            Shares     Exercise Prices  Exercise Price
                                                 ------------  ---------------  --------------
Balance at December 31, 1998................        1,706,210   $1.28 - $24.38        $11.39
    Options granted.........................          722,300    6.00 - 19.06          13.15
    Options assumed through acquisitions....           70,406    0.01 - 61.19           8.76
    Options exercised.......................         (290,703)   2.75 - 13.06           6.52
    Options canceled........................          (60,056)   6.00 - 61.19          14.60
                                                 ------------
Balance at December 31, 1999................        2,148,157    0.01 - 61.19          12.54
                                                 ------------
    Options granted.........................          763,000   19.38 - 28.44          19.46
    Options assumed through acquisitions....          395,541    0.01 - 11.97           5.36
    Options exercised.......................         (305,660)   0.01 - 18.38           8.41
    Options canceled........................         (186,078)   6.00 - 61.19          11.70
                                                 ------------
Balance at December 31, 2000................        2,814,960    0.01 - 61.19          13.79
                                                 ------------
    Options granted.........................        1,735,000   10.26 - 25.56          13.34
    Options exercised.......................         (290,553)   0.96 - 20.88          10.20
    Options canceled........................         (241,625)  11.25 - 35.99          15.70
                                                 ------------
Balance at December 31, 2001................        4,017,782   $0.01 - $61.19        $13.63
                                                 ============

        The weighted average contractual life remaining on outstanding stock options was seven years at December 31, 2001.

        SFAS 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes model or the binomial model. Because these models are inexact and subjective, we have adopted the disclosure-only provisions of SFAS 123. We apply APB Opinion 25, "Accounting for Stock Issued to Employees", which does not require compensation costs to be recorded on options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock-based plans. Had compensation cost for our stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the optional method prescribed by SFAS 123, our net income and diluted earnings per share would have been reduced by $7.6 million, or $0.22 per share, $8.4 million, or $0.25 per share and $7.9 million, or $0.24 per share in 2001, 2000 and 1999, respectively. The pro forma value of options at the date of grant was estimated using the

Black-Scholes option-pricing model with the following assumptions:

                                                    2001       2000       1999
                                                  --------   --------   --------
        Risk free interest rate.................    4.9%       5.0%       5.8%
        Expected volatility.....................     63%        66%        70%
        Expected lives (in years)...............     7          8          9

        Weighted average fair value of options..  $ 8.95     $ 13.36    $ 8.86

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. We believe that the carrying amount of long-term debt, excluding Senior Notes, approximates fair value, as the majority of these borrowings bear interest at floating market interest rates. The estimated fair value of the $75,000,000 Senior Notes was approximately $78,848,000 at December 31, 2001, determined using long-term rates in effect on that date. These estimates are not necessarily indicative of the amounts that could be realized in a current market transaction.

8.   CONCENTRATION OF CREDIT RISK

        We derive our worldwide revenues from customers primarily in the oil and gas industry. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. Although we have experienced losses on accounts receivable, our portfolio of accounts receivable is comprised primarily of major international corporate entities, government organizations and independent producers with stable payment experience. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base.

9.   RETIREMENT AND OTHER PLANS

        During 2001, we maintained four defined contribution plans (the "Plans") for the benefit of eligible employees in the United States, Canada and the United Kingdom. One of our acquisitions, PENCOR, maintained defined contribution plans prior to the date of acquisition. In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Plans. For the years ended 2001, 2000 and 1999 we expensed $2,866,000, $2,079,000 and $1,601,000 respectively, for our matching and discretionary contributions to the Plans.

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

        We also operated a defined benefit plan for a portion of our U.S. employees which was suspended on December 31, 1997. During 2001 we terminated the plan and began satisfying all remaining liabilities. Most distributions to participants have been made. This is being done through payment of lump sum distributions and the purchase of annuities.

        The components of net pension (cost) benefit related to the defined benefit plan are as follows:

                                                                         2001         2000         1999
                                                                      ----------   ----------   ----------
         Service cost-benefits earned during the period......         $      ---   $  173,193   $  144,082
         Interest cost on projected obligation...............            260,988      527,362      512,090
         Actual return on assets.............................           (228,863)    (816,831)    (771,819)
         Net amortization and accrual........................             21,356      (56,443)          --
                                                                      ----------   ----------   ----------
              Total pension (cost) benefit...................         $   53,481   $ (172,719)  $ (115,647)
                                                                      ==========   ==========   ==========

        Actuarial assumptions used for this calculation are as follows:

                                                 2001     2000     1999
                                                ------   ------   ------
        Discount rate......................      5.32%    8.00%    8.00%
        Rate of return.....................       N/A      N/A     8.00%
        Rate of compensation increase......       N/A      N/A      N/A

        We have established deferred compensation contracts for certain officers. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2001, 2000 and 1999 was approximately $466,000, $450,000 and $385,000, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the officer deferred compensation contracts.

10.  COMMITMENTS AND CONTINGENCIES

        From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We believe that the outcome of current legal actions will not have a material adverse effect upon our financial position or results of operations.

        Core Laboratories and its subsidiaries do not maintain any off-balance sheet debt or other similar financing arrangements nor has it formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

        As security for bids and performance on certain contracts, we were contingently liable at December 31, 2001, in the amount of approximately $1.8 million under standby letters of credit and bank guarantees. We do not believe it is practicable to estimate the fair value of these financial instruments and do not expect any material losses from their resolution since performance is not likely to be required.

        Minimum rental commitments under non-cancelable operating and capital leases as of December 31, 2001, consist of the following (in thousands):

         Year ended December 31--                 Operating     Capital
                                                  ----------   ----------
         2002.................................... $    4,494   $       52
         2003....................................      2,722           32
         2004....................................      1,749           --
         2005....................................      1,349           --
         2006....................................        927           --
         Thereafter..............................      8,606           --
                                                  ----------   ----------
              Total commitments.................. $   19,847   $       84
                                                  ==========   ==========

        Operating lease commitments relate principally to equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $6,993,000, $6,629,000 and $3,798,000 for 2001, 2000 and 1999, respectively.

11.  SEGMENT REPORTING

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

                                                         Year Ended
                                            -----------------------------------
                                               2001         2000        1999
                                            ----------   ----------  ----------
     REVENUES:
     Reservoir Description (4)...........   $  213,917   $  192,741  $  200,584
     Production Enhancement..............      104,262       92,326      65,342
     Reservoir Management................       58,393       55,866      59,901
                                            ----------   ----------  ----------
           Consolidated..................   $  376,572   $  340,933  $  325,827
                                            ==========   ==========  ==========

                                                         Year Ended
                                            -----------------------------------
                                               2001         2000        1999
                                            ----------   ----------  ----------
     INCOME (LOSS) BEFORE INTEREST
     AND TAXES:
     Reservoir Description (1),(2).......   $   30,728   $   23,356  $   13,698
     Production Enhancement (1),(2)......       12,181       14,370       8,485
     Reservoir Management (1),(2)........       (4,530)      (3,492)     (6,373)
     Corporate and other (1),(2),(3).....       (1,802)         156      (3,804)
                                            ----------   ----------  ----------
           Consolidated..................   $   36,577   $   34,390  $   12,006
                                            ==========   ==========  ==========

                                                         Year Ended
                                            -----------------------------------
                                               2001         2000        1999
                                            ----------   ----------  ----------
     DEPRECIATION AND AMORTIZATION:
     Reservoir Description...............   $   10,289   $    8,759  $    9,673
     Production Enhancement..............        2,908        1,922       1,642
     Reservoir Management................        2,812        2,542       3,716
     Corporate and other (3).............        2,352        2,008         961
                                            ----------   ----------  ----------
           Consolidated..................   $   18,361   $   15,231  $   15,992
                                            ==========   ==========  ==========

                                                         Year Ended
                                            -----------------------------------
                                               2001         2000        1999
                                            ----------   ----------  ----------
     GOODWILL AMORTIZATION:
     Reservoir Description...............   $    2,383   $    2,341  $    2,325
     Production Enhancement..............        1,289        1,289       1,306
     Reservoir Management................          502          500         496
                                            ----------   ----------  ----------
           Consolidated..................   $    4,174   $    4,130  $    4,127
                                            ==========   ==========  ==========

                                                     As of December 31,
                                            -----------------------------------
                                               2001         2000        1999
                                            ----------   ----------  ----------
     ASSETS:
     Reservoir Description...............   $  135,401   $  118,313  $  133,421
     Production Enhancement..............       95,620       77,726      56,022
     Reservoir Management................       37,111       40,561      33,864
                                            ----------   ----------  ----------
           Total Business Segments.......      268,132      236,600     223,307
                                            ----------   ----------  ----------
     Corporate and other (3).............      163,323      171,088     181,534
     Intersegment Eliminations...........        8,045        5,658     (30,315)
                                            ----------   ----------  ----------
           Consolidated..................   $  439,500   $  413,346  $  374,526
                                            ==========   ==========  ==========

        1) The income (loss) before interest and taxes for each segment in 1999 has been reduced by restructuring, write-offs and other charges. The amounts were allocated as follows: Reservoir Description - $8,397; Production Enhancement - $2,854; Reservoir Management - $2,759 and Corporate and other - $3,696.
        2) The income (loss) before interest and taxes for each segment in 2001 has been reduced by restructuring, write-offs and other charges. The amounts were allocated as follows: Reservoir Description - $2,549; Production Enhancement - $2,133; Reservoir Management - $2,528 and Corporate and other - $1,515.
        3) "Corporate and other" represents those items that are not directly related to a particular segment.
        4) We sold substantially all of our U.S. environmental testing and certain other assets to Severn Trent Laboratories, Inc., a Delaware corporation, on September 30, 1999.

         We are a Netherlands company and we derive our revenues from services and sales to customers primarily in one industry segment, the oil and gas industry. No single customer accounted for 10 percent or more of consolidated revenues in any of the periods presented. The following is a summary of our U.S. and foreign operations for 2001, 2000 and 1999 (in thousands):

                                                                        Year Ended
                                                           ------------------------------------
                                                               2001       2000         1999
                                                           ----------  ----------   ----------
        Revenues from unaffiliated customers:
              United States............................    $  152,768  $  135,780   $  142,681
              Other countries..........................       223,804     205,153      183,146
                                                           ----------  ----------   ----------
                   Total...............................    $  376,572  $  340,933   $  325,827
                                                           ==========  ==========   ==========

        Income (loss) before interest and taxes:
              United States............................    $    4,955  $    4,394   $   (6,616)
              Other countries..........................        31,622      29,996       18,622
                                                           ----------  ----------   ----------
                   Total...............................    $   36,577  $   34,390   $   12,006
                                                           ==========  ==========   ==========

        Identifiable assets:
              United States............................    $  155,325  $  129,766   $  138,451
              Other countries..........................       284,175     283,580      236,075
                                                           ----------  ----------   ----------
                   Total...............................    $  439,500  $  413,346   $  374,526
                                                           ==========  ==========   ==========

        Operating income includes income from operations before interest expense and income taxes. U.S. revenues derived from exports were $27,155,000, $45,497,000 and $34,660,000 in 2001, 2000 and 1999, respectively.

12.  WRITE-OFFS AND RESTRUCTURING CHARGES

        Write-offs and Other Charges

        During the fourth quarter of 2001, we recorded write-offs and other charges of $5.8 million. These charges are comprised of inventory write-downs of $3.9 million, charges of $0.4 million to write fixed assets down to their fair value, and certain costs of $1.5 million to migrate data from legacy computer systems to a global information system database.

        In the first quarter of 1999, we recorded write-offs and other charges totaling $10.7 million. This amount included $4.4 million of asset write-offs, $2.6 million related to facility closures and personnel reductions, and $3.7 million associated with the termination of the proposed acquisition of GeoScience Corp.

        Restructuring Charges

        Also, during the fourth quarter of 2001 we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the U.K., the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements, and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. During 2002, we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center and another facility from Mexico City, Mexico to Villahermosa, Mexico. This charge of approximately $3.0 million affected each of our operating segments as follows:
Reservoir Description - $0.8 million; Production Enhancement - $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations will be completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through December 31, 2001 was $0.5 million. This charge is summarized in the following table:

Restructuring Charges
(Dollars in Thousands)

                                            Lease                                   Asset
                                          Obligations   Severance   Restoration  Write-offs (1)    Other        Total
                                          -----------  -----------  -----------  -----------    -----------  -----------
Total restructuring charges.............. $       598  $       951  $       380  $       862    $       184  $     2,975
Less: Costs incurred through
         December 31, 2001...............          38          394           --          862             40        1,334
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining........................ $       560  $       557  $       380  $        --    $       144  $     1,641
                                          ===========  ===========  ===========  ===========    ===========  ===========

        1) The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001, and will be reduced by $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

        In the fourth quarter of 1999, we recorded a $7.0 million charge to cover the cost of exiting redundant facilities and restructuring certain of our operations. This charge affected each of our operating segments as follows:
Reservoir Description - $2.8 million; Production Enhancement - $1.9 million; Reservoir Management - $2.3 million.

13.  UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS


         Summarized quarterly financial data for the four quarters ended December 31, 2001 and 2000 is as follows (in thousands, except share and per share data):

Three months ended                                  December 31,     September 30,       June 30,         March 31,
                                                      2001 (1)           2001              2001             2001 (2)
                                                   --------------   --------------    --------------   --------------
Service and sales revenues........................ $       96,869   $       97,097    $       91,260   $       91,346
Cost of services and sales........................         79,466           72,445            69,897           71,500
Other operating expenses..........................         18,632           10,074             8,605            9,376
                                                   --------------   --------------    --------------   --------------
Income (loss) before interest expense and
      income tax expense..........................         (1,229)          14,578            12,758           10,470
                                                   --------------   --------------    --------------   --------------
Interest expense..................................          2,000            2,000             1,943            1,978
                                                   --------------   --------------    --------------   --------------
Income (loss) before income tax expense........... $       (3,229)  $       12,578    $       10,815   $        8,492
                                                   ==============   ==============    ==============   ==============
Net income (loss)................................. $       (2,325)  $        9,056    $        7,787   $        6,114
                                                   ==============   ==============    ==============   ==============
Per share data:

Basic earnings (loss) per share..........          $        (0.07)  $         0.27    $         0.24   $         0.19
                                                   ==============   ==============    ==============   ==============
     Weighted average basic common shares
        outstanding...............................     33,199,289       33,165,470        33,044,424       32,885,031
                                                   ==============   ==============    ==============   ==============

Diluted earnings (loss) per share................. $        (0.07)  $         0.27    $         0.23   $         0.18
                                                   ==============   ==============    ==============   ==============
     Weighted average diluted common
        shares outstanding........................     33,925,969       33,795,537        34,192,362       33,958,092
                                                   ==============   ==============    ==============   ==============

Three months ended                                  December 31,     September 30,       June 30,        March 31,
                                                       2000 (2)         2000 (2)         2000 (2)         2000 (2)
                                                   --------------   --------------    --------------   --------------
Service and sales revenues........................ $       99,442   $       88,450    $       80,243   $       72,798
Cost of services and sales........................         80,184           70,281            64,782           59,558
Other operating expenses..........................          8,196            7,911             8,119            7,512
                                                   --------------   --------------    --------------   --------------
Income before interest expense
   and income tax expense.........................         11,062           10,258             7,342            5,728
                                                   --------------   --------------    --------------   --------------
Interest expense..................................          2,143            2,095             2,011            2,065
                                                   --------------   --------------    --------------   --------------
Income before income tax expense.................. $        8,919   $        8,163    $        5,331   $        3,663
                                                   ==============   ==============    ==============   ==============
Net income........................................ $        5,740   $        5,781    $        3,797   $        2,512
                                                   ==============   ==============    ==============   ==============

Per share data:

Basic earnings per share.......................... $         0.17   $         0.18    $         0.12   $         0.08
                                                   ==============   ==============    ==============   ==============
     Weighted average basic common shares
        outstanding...............................     32,806,352       32,783,862        32,085,620       31,843,688
                                                   ==============   ==============    ==============   ==============

Diluted earnings per share........................ $         0.17   $         0.17    $         0.11   $         0.08
                                                   ==============   ==============    ==============   ==============
     Weighted average diluted common
        shares outstanding........................     33,886,040       33,724,079        33,587,555       33,248,680
                                                   ==============   ==============    ==============   ==============

        1) In the fourth quarter of 2001, we recorded restructuring, write-offs and other charges as discussed in Note 12 of the Notes to Consolidated Financial Statements.
        2)    Includes the pooling-of-interests acquisition of PROMORE.  See
              Note 3 of the Notes to Consolidated Financial Statements for a discussion of this acquisition.