Form 10-Q
period 2002-03-31
CORE LABORATORIES N V
filed 2002-05-15
CIK 1000229

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

                  For the quarterly period ended March 31, 2002

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to ______________

                        Commission File Number 001-14273

                             CORE LABORATORIES N.V.
             (Exact name of registrant as specified in its charter)

              The Netherlands                             Not Applicable
         State of other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)


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

     The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at May 13, 2002 was 33,240,821.

================================================================================

                             CORE LABORATORIES N.V.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                      INDEX

                                                                                                          Page
Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at March 31, 2002 and December 31, 2001.........................      1
         Consolidated Statements of Operations for the Three Months Ended
              March 31, 2002 and 2001................................................................      2
         Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2002 and 2001................................................................      3
         Notes to Consolidated Financial Statements .................................................      4
     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................     10
     Item 3-- Quantitative & Qualitative Disclosures of Market Risk..................................     15


Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     16

     Item 2-- Changes in Securities..................................................................     16

     Item 3-- Defaults Upon Senior Securities........................................................     16

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................     16

     Item 5-- Other Information......................................................................     16

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     16

Signature     .......................................................................................     17



                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                                                                   March 31, 2002      December 31, 2001
                                                                                   --------------      -----------------
ASSETS                                                                               (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   15,467        $   14,456
     Accounts receivable, less allowance for doubtful accounts of
       $7,760 and $7,829 in 2002 and 2001, respectively..........................
                                                                                            95,913           104,933
     Inventories ................................................................           39,366            41,109
     Prepaid expenses and other..................................................           12,615             9,728
     Deferred tax asset..........................................................            9,464             9,123
                                                                                        ----------        ----------
Total current assets.............................................................          172,825           179,349

PROPERTY, PLANT AND EQUIPMENT, net...............................................           96,305            97,615
INTANGIBLES AND GOODWILL, net....................................................          135,271           151,257
OTHER LONG-TERM ASSETS...........................................................           11,301            11,279
                                                                                        ----------        ----------
                Total assets.....................................................       $  415,702        $  439,500
                                                                                        ----------        ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt........................................       $      455        $      454
Accounts payable.................................................................           15,946            19,721
     Other accrued expenses......................................................           13,890            19,832
                                                                                        ----------        ----------
Total current liabilities........................................................           30,291            40,007

LONG-TERM DEBT ..................................................................           94,000            95,089
OTHER LONG-TERM LIABILITIES......................................................           28,534            27,983
MINORITY INTEREST................................................................              745               815
SHAREHOLDERS' EQUITY:
     Preference shares, EUR 0.01 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................               --                --
     Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
         33,233,571 and 33,204,571 issued and outstanding
         at March 31, 2002 and December 31, 2001, respectively...................              546               546
     Additional paid-in capital..................................................          186,957           186,751
     Retained earnings...........................................................           74,629            88,309
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          262,132           275,606
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  415,702        $  439,500
                                                                                        ----------        ----------

              The accompanying notes are an integral part of these consolidated financial statements.


                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                             Three Months Ended
                                                                                                    March 31,
                                                                                            ---------------------
                                                                                              2002            2001
                                                                                              -----           ----
                                                                                                (Unaudited)

SERVICES..........................................................................$          69,599      $     73,525
SALES.............................................................................           15,465            17,821
                                                                                        -----------        ----------
                                                                                             85,064            91,346
OPERATING EXPENSES:
     Cost of services............................................................            55,056            56,424
     Cost of sales...............................................................            13,882            15,076
     General and administrative expenses ........................................             4,665             3,560
     Depreciation and amortization...............................................             4,749             4,385
     Goodwill amortization.......................................................                 -             1,033
     Other income, net...........................................................               561               398
                                                                                        -----------        ----------
                                                                                             78,913            80,876

INCOME BEFORE INTEREST EXPENSE, INCOME TAX EXPENSE
     AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE...................................................................             6,151            10,470
INTEREST EXPENSE.................................................................             1,968             1,978
                                                                                        -----------        ----------
INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....................................             4,183             8,492
INCOME TAX EXPENSE...............................................................             1,171             2,378
                                                                                        -----------        ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE........................................................             3,012             6,114
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..............................           (16,692)                -
                                                                                        -----------        ----------
NET (LOSS) INCOME................................................................       $   (13,680)       $    6,114
                                                                                        ===========        ==========

PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
                  OF CHANGE IN ACCOUNTING PRINCIPLE..............................       $      0.09        $     0.19
                                                                                        ===========        ==========
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................       $     (0.50)       $        -
                                                                                        ===========        ==========
      BASIC (LOSS) EARNINGS PER SHARE............................................       $     (0.41)       $     0.19
                                                                                        ===========        ==========

     WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING...........................................................        33,209,793        32,885,031
                                                                                        ===========        ==========

       DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
                  OF CHANGE IN ACCOUNTING PRINCIPLE..............................       $      0.09        $     0.18
                                                                                        ===========        ==========
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................       $     (0.50)       $        -
                                                                                        ===========        ==========
      DILUTED (LOSS) EARNINGS PER SHARE..........................................       $     (0.41)       $     0.18
                                                                                        ===========        ==========
     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING...........................................................        33,693,688        33,958,092
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                        --------------------------
                                                                                           2002            2001
                                                                                        -----------     ----------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................................................       $   (13,680)    $    6,114
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Cumulative effect of change in accounting principle.....................            16,692              -
         Deferred tax expense....................................................               109             81
         Depreciation and amortization...........................................             4,749          5,417
         Debt issuance costs.....................................................               136            136
         Gain on sale of fixed assets............................................              (112)           (15)
     Changes in assets and liabilities:
         Decrease in accounts receivable.........................................             8,183          5,943
         (Increase) decrease in inventories......................................             1,743         (1,430)
         Increase in prepaid expenses............................................            (1,115)        (2,691)
         Decrease in accounts payable............................................            (3,775)        (6,040)
         Increase (decrease) in payroll taxes....................................              (430)           156
         Increase (decrease) in income tax payable...............................              (988)         2,703
         Decrease in taxes other than payroll and income.........................            (1,824)          (688)
         Decrease in other accrued expenses......................................            (3,329)        (1,648)
         Increase (decrease) in other long-term liabilities......................               157           (166)
         Other...................................................................              (509)           494
                                                                                        -----------     ----------
              Net cash provided by operating activities..........................             6,007          8,366
                                                                                        -----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................            (4,013)        (5,411)
     Proceeds from sale of fixed assets..........................................               299             22
     Other ......................................................................              (467)            15
                                                                                        -----------     ----------
         Net cash used in investing activities...................................            (4,181)        (5,374)
                                                                                        -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt..................................................            (5,014)        (3,087)
     Borrowings under long-term debt.............................................             4,002              -
     Capital lease obligation, net...............................................                (8)           (88)
     Exercise of stock options...................................................               206          1,422
     Other.......................................................................                (1)           (29)
                                                                                        -----------     ----------
         Net cash used in financing activities...................................              (815)        (1,782)
NET INCREASE IN CASH AND CASH EQUIVALENTS........................................             1,011          1,210
CASH AND CASH EQUIVALENTS, beginning of period...................................            14,456         12,519
                                                                                        -----------     ----------
CASH AND CASH EQUIVALENTS, end of period.........................................       $    15,467     $   13,729
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Balance sheet information as of December 31, 2001 was derived from the 2001 annual audited financial statements. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2001.

Recent Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. SFAS 143 will be effective for fiscal years beginning after December 31, 2002. We do not expect SFAS 143 to have a material adverse effect on our financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 31, 2001. We do not expect SFAS 144 to have a material adverse effect on our financial position or results of operations.

     In November 2001, the Emerging Issues Task Force ("EITF") staff issued Topic D-103, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred." As a result, customer reimbursements, including those relating to travel and other out-of-pocket expenses and other similar third-party costs, will be required to be included as revenues effective January 1,

2002, and an equivalent amount of reimbursable expenses will be included in expenses. We do not expect EITF Topic D-103 to have an impact on our financial position or results of operations.


2.   INVENTORIES

     Inventories consist of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (includes direct material, labor and overhead) or estimated net realizable value, and are reflected net of valuation reserves of $1,824,000 and $1,847,000 at March 31, 2002 and December 31, 2001. Respectively,
inventories consisted of the following (in thousands):

                                               March 31,         December 31,
                                                2002                2001
                                         -----------------   -----------------
                                             (Unaudited)
Finished goods.......................    $          28,722   $          30,120
Parts and materials..................                6,433               6,561
Work in process......................                4,211               4,428
                                         -----------------   -----------------
              Total inventories......    $          39,366   $          41,109
                                         -----------------   -----------------

3.   BUSINESS COMBINATIONS, INTANGIBLES AND GOODWILL

     Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the value of the net assets and individual intangibles acquired in acquisitions accounted for as purchases. Intangibles are charged to expense in equal amounts over their estimated useful lives.

     In June 2001, the FASB issued two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", that amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and supersede APB Opinion No. 17, "Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001. Goodwill resulting from a business combination after June 30, 2001 was recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. Beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. We determined our reporting unit level to be our operating units. Using the discounted cash flow method under the requirements of SFAS 142, we have reflected impairment of goodwill of approximately $16.7 million related to our Reservoir Management Segment as a result of adoption of SFAS 142 on January 1, 2002. This impairment is reflected in the statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines will result in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill. The components of intangibles and goodwill are as follows:


                                                                  Original
                                                                    Life       March 31,      December 31,
                                                                  in Years       2002            2001
                                                               ------------- -------------   --------------
                                                                               (Unaudited)
                                                                                      (in thousands)
  Acquired trade secrets................................            5        $         165   $        165
  Acquired patents, trademarks and trade names...                 10-20              4,965          4,944
  Acquired trade name.................................             40                4,730          4,704
                                                                             -------------   ------------
           Total intangibles.............................                            9,860          9,813
                                                                             -------------   ------------
           Total goodwill...............................                           142,661        160,728
                                                                             -------------   ------------
                Total intangibles and goodwill.........                            152,521        170,541
  Less - accumulated amortization..................                                 17,250         19,284
                                                                             -------------   ------------
                     Net intangibles and goodwill......                      $     135,271   $    151,257
                                                                             =============   ============

     4.  LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

                                                                               March 31,      December 31,
                                                                                 2002            2001
                                                                             -------------   -------------
                                                                              (Unaudited)
    Credit Facility with a bank group:
       $100,000 revolving debt facilities.........................           $      19,000   $      20,000
    Senior Notes..................................................                  75,000          75,000
    Other indebtedness............................................                     455             543
                                                                             -------------   -------------
          Total debt..............................................                  94,455          95,543
    Less - current maturities.....................................                     455             454
                                                                             -------------   -------------
             Total long-term debt.................................           $      94,000   $      95,089
                                                                             =============   =============

     In July 1999, we entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Netherlands guilder denominated revolving debt facility with U.S. dollar equivalency of $5 million. At March 31, 2002, approximately $81 million was available for borrowing under the revolving credit facility. Loans under the Credit Facility bear interest from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The average interest rate in effect at March 31, 2002 was 3.51% and the average for 2002 was 3.33%. The revolving credit facilities require interest payments only, until maturity in June 2004.

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

5.   RESTRUCTURING CHARGES

     During the fourth quarter of 2001, we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements, and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. During 2002, we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center and another facility from Mexico City, Mexico to Villahermosa, Mexico. This charge of approximately $3.0 million affected each of our operating segments as follows:
Reservoir Description - $0.8 million; Production Enhancement - $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through March 31, 2002 was $0.9 million. This charge is summarized in the following table:

Restructuring Charge
(in thousands)

                                             Lease                                  Asset
                                          Obligations   Severance   Restoration  Write-offs (1)    Other        Total
                                          -----------  -----------  -----------  -----------    -----------  -----------
Total restructuring charges.............. $       598  $       951  $       380  $      862     $       184  $     2,975
Less: Costs incurred through
         December 31, 2001...............          38          394            --        862              40        1,334
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at December 31, 2001...         560          557          380           --            144        1,641
                                          -----------  -----------  -----------  -----------    -----------  -----------
Less: Costs incurred through
         March 31, 2002..................          40          355           --           --             --          395
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at March 31, 2002   ... $       520  $       202  $       380  $        --    $       144  $     1,246
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

                                            Three Months Ended March 31,
                                              2002                  2001
                                     -----------------------------------------
         Revenues                                    (Unaudited)
         Reservoir Description.......$        49,637          $         48,166
         Production Enhancement......         23,402                    26,759
         Reservoir Management........         12,025                    16,421
                                     ---------------          ----------------
           Consolidated..............$        85,064          $         91,346
                                     ===============          ================



                                              Three Months Ended March 31,
                                              2002                  2001
                                     -----------------------------------------
         Income (loss) before interest and
            taxes and cumulative effect of
            change in accounting principle
                                                     (Unaudited)
         Reservoir Description....... $        5,011           $         6,116
         Production Enhancement......            918                     3,777
         Reservoir Management........            453                       625
         Corporate and Other (1).....           (231)                      (48)
                                      --------------           ---------------
           Consolidated.............. $        6,151           $        10,470
                                      ==============           ===============

         1) "Corporate and Other" represents those items that are not directly related to a particular segment.


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

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

                                                             Three Months
                                                            Ended March 31,
                                                         2002           2001
                                                      --------------------------
Weighted average basic common shares outstanding.     33,209,793      32,885,031
Effect of dilutive stock options (1).............        483,895       1,073,061
                                                      ----------      ----------
Weighted average diluted common shares outstanding    33,693,688      33,958,092
                                                      ==========      ==========

  1) Options totaling 2,363,426 and 14,676 equivalent common shares were not included in the computation of weighted average diluted common shares for the three months ended March 31, 2002, and 2001, respectively, because the impact of these options was anti- dilutive.

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

     Industry risks

     The oil and gas industry is highly cyclical and there are numerous factors affecting the supply of and demand for oil and natural gas, which include:

o        market prices of oil and gas;
o        cost of producing oil and natural gas;
o        the level of drilling and production activity;
o        mergers, consolidations and downsizing among our clients;
o        coordination by the OPEC; and
o the impact of commodity prices on the expenditure levels of our customers.

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

     International risks

     We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

o        global economic conditions;
o political actions and requirements of national governments including trade restrictions, and embargos and expropriations of assets;
o        potential income tax liabilities in multiple jurisdictions;
o        civil unrest;
o        fluctuations and changes in currency exchange rates; and
o        the impact of inflation.

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

     Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,200 employees.

Results of Operations

     Service revenues for the first quarter of 2002 decreased $3.9 million, or 5% from the same period last year, primarily due to decreased worldwide oilfield activities.

     Cost of services expressed as a percentage of service revenue were 79% and 77% in the first quarter of 2002 and the same period last year, respectively. Our relatively fixed cost structure for our services caused our cost of services, in relation to revenues, to rise in the first quarter of 2002 compared to same time period in the prior year.

     Sales revenues decreased to $15.5 million in the first quarter of 2002 from $17.8 million in the first quarter of 2001, a 13% decrease. This decrease was caused, in most part, to the deep decline in drilling for natural gas in the North American markets. Consequently, there was lower demand for our well completion products.

     Cost of sales in the first quarter of 2002 was 90% of sales revenue as compared to 85% the same period last year. We have taken further actions, including reducing headcount an additional 15%, in our manufacturing operations in an effort to reduce cost of sales.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature as a percentage of revenues, we did experience an increase of $1.1 million in 2002 compared to the prior year which was largely attributable to growth in the number of people necessary to support increases in the scope of our operations. Part of the increase was due to an increase in our direct marketing effort focused on providing integrated solutions to our clients.

     Depreciation and amortization expense for the first quarter of 2002 increased $0.4 million as compared to the corresponding period in 2001. This increase was due to additional capital investments, which include an extension to the new Houston facility.

     As a result of adoption of SFAS 142 beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Under the requirements, we have reflected impairment of goodwill of approximately $16.7 million related to our Reservoir Management segment. This impairment is reflected in the statement of operations as a cumulative effect of a change in accounting principle. The cessation of goodwill amortization under the guidelines will result in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill.

     Included in other income are foreign exchange charges of $0.9 million primarily related to Venezuela.

     The effective income tax rate remained at 28% for both periods.

     During the fourth quarter of 2001, we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements, and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. During 2002, we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center and another facility from Mexico City, Mexico to Villahermosa, Mexico. This charge of approximately $3.0 million affected each of our operating segments as follows:
Reservoir Description - $0.8 million; Production Enhancement - $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through March 31, 2002 was $0.9 million. This charge is summarized in the following table:

Restructuring Charge
(in thousands)

                                             Lease                                  Asset
                                          Obligations   Severance   Restoration  Write-offs (1)    Other        Total
                                          -----------  -----------  -----------  -----------    -----------  -----------
Total restructuring charges.............. $       598  $       951  $       380  $      862     $       184  $     2,975
Less: Costs incurred through
         December 31, 2001...............          38          394            --        862              40        1,334
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at December 31, 2001...         560          557          380           --            144        1,641
                                          -----------  -----------  -----------  -----------    -----------  -----------
Less: Costs incurred through
         March 31, 2002..................          40          355           --           --             --          395
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at March 31, 2002   ... $       520  $       202  $       380  $        --    $       144  $     1,246
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

Segment Analysis
(in Thousands)

                                            Three Months Ended March 31,
                                              2002                  2001
                                     -----------------------------------------
         Revenues                                    (Unaudited)
         Reservoir Description.......$        49,637          $         48,166
         Production Enhancement......         23,402                    26,759
         Reservoir Management........         12,025                    16,421
                                     ---------------          ----------------
           Consolidated..............$        85,064          $         91,346
                                     ===============          ================



                                              Three Months Ended March 31,
                                              2002                  2001
                                     -----------------------------------------
         Income (loss) before interest and
            taxes and cumulative effect of
            change in accounting principle
                                                     (Unaudited)
         Reservoir Description....... $        5,011           $         6,116
         Production Enhancement......            918                     3,777
         Reservoir Management........            453                       625
         Corporate and Other (1).....           (231)                      (48)
                                      --------------           ---------------
           Consolidated.............. $        6,151           $        10,470
                                      ==============           ===============

         1) "Corporate and Other" represents those items that are not directly related to a particular segment.


Reservoir Description

     Revenues from the Reservoir Description segment increased $1.5 million in the first quarter of 2002. Increased international demand for our existing services and deepwater services, as well as the introduction of new technologies into international arenas, bolstered revenue in this segment. Income before interest and taxes decreased by $1.1 million due to decreased margins due to seasonal slowness and the reduced worldwide economic activity causing a negative impact on our crude oil and petroleum product characterization unit.

Production Enhancement

     Revenues from the Production Enhancement segment were $23.4 million in the first quarter of 2002 compared to $26.8 million in the same period in the prior year, a decrease of 13%, due to decreased demand for our well completion and stimulation technologies; primarily in North American markets. Income before interest and taxes decreased $2.9 million to $0.9 million, a 76% decrease, again caused by the severity of the reduction in activity. The rig count in North America dropped by 38% compared to the corresponding period in the prior year.

Reservoir Management

     Revenues from the Reservoir Management segment in the first quarter of 2002 were $12.0 million, a decrease of $4.4 million compared to the same period in the prior year due to decreasing activity levels of our clients and our decision not to attain business with unacceptable earnings' margins. Despite this decrease in revenue our income before interest and taxes remained at a constant level, as we were able to significantly reduce our cost structure in this unit after taking the restructuring charge in the fourth quarter of 2001.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     During the first quarter of 2002, cash flows from operating activities were $6.0 million, a decrease of $2.4 million from the same period in 2001. At March 31, 2002, we had working capital of $142.5 million and a current ratio of 5.7 to 1.0, compared to working capital of $139.3 million and a current ratio of 4.5 to
1.0 at December 31, 2001. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

     Our investing activities used $4.2 million in the first quarter of 2002 compared to $5.4 million in the same period in 2001 due to a reduction in our capital expenditure program. Our financing activities used $0.8 million in the first quarter of 2002, and $1.8 million in the same period in 2001.

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

Interest Rate Risk

     We are exposed to interest rate risk on our Credit Facility debt that carries a variable interest rate. At March 31, 2002, our variable rate debt outstanding of $19.0 million approximated its fair value. A one percent change in the interest rate would not cause a material change in interest expense on an annual basis. We attempt to balance the benefit of variable rate debt that has inherent increased risk with fixed rate debt that has less market risk.

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

     None

Item 3.     Defaults Upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Item 5.    Other Information.

     All references to the nominal value of EUR 0.01 (formerly NLG 0.03) of each share in the share capital of Core Laboratories N.V. is made with reference to article 2:67c of the Dutch Civil Code.

Item 6.   Exhibits and Reports on Form 8-K.

     (a) Exhibits

         10.1  Core Laboratories N.V. 1995 Long Term Incentive Plan (as amended and restated) Employee Bonus Restricted Share Agreement.
         10.2  Core Laboratories N.V. 1995 Long Term Incentive Plan (as amended and restated) Executive Share Matching Restricted Share
               Agreement.
         10.3 Core Laboratories N.V. 1995 Long Term Incentive Plan (as amended and restated) Performance Share Award Restricted Share Agreement.
         10.4  Third Amendment to Supplemental Executive Retirement Plan (John
               D. Denson).
         10.5  Third Amendment to Supplemental Executive Retirement Plan (Monty
               L. Davis).
         10.6  Third Amendment to Supplemental Executive Retirement Plan (Joseph
               R. Perna, David M. Demshur, Stephen D. Weinroth and Richard L. Bergmark).

     (b) Reports on Form 8-K

              During the quarter ended March 31, 2002, we filed Form 8-K, reporting under Item 4 "Change in Registrant's Certifying Accountant". The report disclosed the decision to no longer engage Arthur Andersen LLP as our independent public accountants and our appointment of PricewaterhouseCoopers LLP.

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


                                                          CORE LABORATORIES N.V.
                                       by:  Core Laboratories International B.V.



Dated:   May 15, 2002                  By:  /s/ Richard L. Bergmark
                                            ------------------------------
                                                Richard L. Bergmark
                                                Chief Financial Officer