Form 10-Q
period 2002-06-30
CORE LABORATORIES N V
filed 2002-08-09
CIK 1000229

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

                  For the quarterly period ended June 30, 2002

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

     The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at August 8, 2002 was 33,264,821.

================================================================================

                             CORE LABORATORIES N.V.
                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX
                                                                                                          Page

Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at June 30, 2002 and December 31, 2001..........................      1
         Consolidated Statements of Operations for the Three Months Ended
              June 30, 2002 and 2001.................................................................      2
         Consolidated Statements of Operations for the Six Months Ended
              June 30, 2002 and 2001.................................................................      3
         Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2002 and 2001.................................................................      4
         Notes to Consolidated Financial Statements .................................................      5
     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................     11
     Item 3-- Quantitative & Qualitative Disclosures of Market Risk..................................     17


Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     18

     Item 2-- Changes in Securities..................................................................     18

     Item 3-- Defaults Upon Senior Securities........................................................     18

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................     18

     Item 5-- Other Information......................................................................     19

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     19

Signature     .......................................................................................     20


                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                         June 30,        December 31,
                                                                                           2002              2001
                                                                                        ----------        ----------
ASSETS                                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   17,535        $   14,456
     Accounts receivable, less allowance for doubtful accounts of
             $7,297 and $7,829 in 2002 and 2001, respectively....................           88,030           100,718
     Inventories ................................................................           39,364            41,109
     Prepaid expenses and other current assets...................................           13,380             9,728
     Deferred tax asset..........................................................            9,691             9,123
                                                                                        ----------        ----------
Total current assets.............................................................          168,000           175,134

PROPERTY, PLANT AND EQUIPMENT, net...............................................           97,620            97,615
INTANGILES, GOODWILL AND OTHER LONG-TERM ASSETS, net.............................          143,737           166,751
                                                                                        ----------        ----------
                Total assets.....................................................       $  409,357        $  439,500
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt........................................       $       30        $      454
     Accounts payable............................................................           15,339            19,721
     Other accrued expenses......................................................           16,691            19,832
                                                                                        ----------        ----------
Total current liabilities........................................................           32,060            40,007

LONG-TERM DEBT ..................................................................           89,000            95,089
OTHER LONG-TERM LIABILITIES......................................................           21,434            27,983
MINORITY INTEREST................................................................              761               815
SHAREHOLDERS' EQUITY:
     Preference shares, EUR 0.01 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................               --                --
     Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
         33,264,821 and 33,204,571 issued and outstanding
         at 2002 and 2001, respectively..........................................              546               546
     Additional paid-in capital..................................................          187,304           186,751
     Retained earnings...........................................................           78,252            88,309
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          266,102           275,606
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  409,357        $  439,500
                                                                                        ==========        ==========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                              Three Months Ended
                                                                                                    June 30,
                                                                                            2002               2001
                                                                                         ----------         ----------
                                                                                                  (Unaudited)

SERVICES.........................................................................       $    73,703      $      74,110
SALES............................................................................            13,761             17,150
                                                                                         ----------         ----------
                                                                                             87,464             91,260
OPERATING EXPENSES:
     Cost of services............................................................            57,605             56,881
     Cost of sales...............................................................            12,812             13,017
     General and administrative expenses ........................................             4,976              3,984
     Depreciation and amortization...............................................             4,838              4,569
     Goodwill amortization.......................................................                 -              1,033
     Other, net..................................................................               281               (982)
                                                                                         ----------         ----------
                                                                                             80,512             78,502
INCOME BEFORE INTEREST EXPENSE AND
     INCOME TAX EXPENSE..........................................................             6,952             12,758
INTEREST EXPENSE.................................................................             1,920              1,943
                                                                                         ----------         ----------
INCOME BEFORE INCOME TAX EXPENSE.................................................             5,032             10,815
INCOME TAX EXPENSE...............................................................             1,409              3,028
                                                                                         ----------         ----------
NET INCOME.......................................................................        $    3,623         $    7,787
                                                                                         ==========         ==========

PER SHARE INFORMATION:

      BASIC EARNINGS PER SHARE...................................................        $     0.11         $     0.24
                                                                                         ==========         ==========
      WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING...........................................................        33,245,618         33,044,424
                                                                                         ==========         ==========


     DILUTED EARNINGS PER SHARE..................................................        $     0.11         $     0.23
                                                                                         ==========         ==========
     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING...........................................................        33,865,501         34,192,362
                                                                                         ==========         ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                            2002               2001
                                                                                         ----------         ----------
                                                                                                  (Unaudited)

SERVICES.........................................................................      $    143,302     $      147,635
SALES............................................................................            29,226             34,971
                                                                                         ----------         ----------
                                                                                            172,528            182,606
OPERATING EXPENSES:
     Cost of services............................................................           112,661            113,305
     Cost of sales...............................................................            26,694             28,093
     General and administrative expenses ........................................             9,641              7,543
     Depreciation and amortization...............................................             9,587              8,953
     Goodwill amortization.......................................................                 -              2,066
     Other, net.................................................................                842               (582)
                                                                                         ----------         ----------
                                                                                            159,425            159,378
INCOME BEFORE INTEREST EXPENSE, INCOME TAX EXPENSE
     AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE...................................................................            13,103             23,228
INTEREST EXPENSE.................................................................             3,888              3,921
                                                                                         ----------         ----------
INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....................................             9,215             19,307
INCOME TAX EXPENSE...............................................................             2,580              5,406
                                                                                         ----------         ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE........................................................             6,635             13,901
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..............................           (16,692)                 -
                                                                                         ----------         ----------
NET (LOSS) INCOME................................................................        $  (10,057)        $   13,901
                                                                                         ==========         ==========

PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
                  OF CHANGE IN ACCOUNTING PRINCIPLE..............................        $     0.20         $     0.42
                                                                                         ----------         ----------
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................             (0.50)                 -
                                                                                         ----------         ----------
      BASIC (LOSS) EARNINGS PER SHARE............................................        $    (0.30)        $     0.42
                                                                                         ==========         ==========
     WEIGHTED AVERAGE BASIC COMMON SHARES
           OUTSTANDING...........................................................        33,227,805        32,965,168
                                                                                         ==========         ==========

       DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
                  OF CHANGE IN ACCOUNTING PRINCIPLE..............................        $     0.20         $     0.41
                                                                                         ----------         ----------
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................             (0.50)                 -
                                                                                         ----------         ----------
      DILUTED (LOSS) EARNINGS PER SHARE..........................................        $    (0.30)        $     0.41
                                                                                         ==========         ==========
     WEIGHTED AVERAGE DILUTED COMMON SHARES
           OUTSTANDING...........................................................        33,775,622         34,123,653
                                                                                         ==========         ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                               Six Months Ended
                                                                                                    June 30,
                                                                                            2002               2001
                                                                                         ----------         ----------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................................................        $  (10,057)        $   13,901
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Cumulative effect of change in accounting principle.....................            16,692                  -
         Deferred tax expense....................................................               199                129
         Depreciation and amortization...........................................             9,587             11,019
         Debt issuance costs.....................................................               205                272
         Gain on sale of fixed assets............................................              (135)               (38)
     Changes in assets and liabilities:
         Decrease in accounts receivable.........................................            11,851              5,179
         Decrease (increase) in inventories......................................             1,745             (4,409)
         Increase in prepaid expenses and other current assets...................            (3,652)            (5,590)
         Decrease in accounts payable............................................            (4,382)            (5,469)
         Increase (decrease) in accrued payroll expenses.........................             1,704             (1,394)
         Increase (decrease) in income tax payable...............................              (643)             3,512
         Decrease in taxes other than payroll and income.........................            (1,554)            (2,179)
         Decrease in other accrued expenses......................................            (3,013)            (1,166)
         Increase (decrease) in other long-term liabilities......................               840               (273)
         Other...................................................................               636               (513)
                                                                                         ----------         ----------
              Net cash provided by operating activities..........................            20,023             12,981
                                                                                         ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................           (11,159)           (13,781)
     Proceeds from sale of fixed assets..........................................               580                 79
     Other ......................................................................              (467)                15
                                                                                         ----------         ----------
         Net cash used in investing activities...................................           (11,046)           (13,687)
                                                                                         ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt..................................................           (10,443)            (4,100)
     Borrowings under long-term debt.............................................             4,003              5,070
     Capital lease obligation, net...............................................               (18)              (161)
     Exercise of stock options...................................................               553              2,576
     Other.......................................................................                 7                (37)
                                                                                         ----------         ----------
         Net cash used in financing activities...................................            (5,898)             3,348
                                                                                         ----------         ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................................             3,079              2,642
CASH AND CASH EQUIVALENTS, beginning of period...................................            14,456             12,519
                                                                                         ----------         ----------
CASH AND CASH EQUIVALENTS, end of period.........................................        $   17,535         $   15,161
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Balance sheet information as of December 31, 2001 was derived from the 2001 annual audited consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

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

2.   INVENTORIES

     Inventories consist of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (includes direct material, labor and overhead) or estimated net realizable value and are reflected net of valuation reserves of approximately $1,695,000 and $1,847,000 at June 30, 2002 and December 31, 2001,
respectively. Inventories consisted of the following (in thousands):

                                              June 30,        December 31,
                                                2002              2001
                                            ----------         ----------
                                           (Unaudited)
Finished goods........................      $   28,536         $   30,120
Parts and materials...................           5,745              6,561
Work in process.......................           5,083              4,428
                                            ----------         ----------
                Total inventories.....      $   39,364         $   41,109
                                            ----------         ----------

3.   BUSINESS COMBINATIONS, INTANGIBLES AND GOODWILL

     Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the fair value of the net assets and individual intangibles acquired in acquisitions accounted for under the purchase method of accounting. Intangibles are charged to expense in equal amounts over their estimated useful lives.

     In June 2001, the FASB issued two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", that amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and supersede APB Opinion No. 17, "Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001. This statement requires that goodwill resulting from a business combination after June 30, 2001 be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. Beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. We determined our reporting unit level to be our operating units. Using the discounted cash flow method under the requirements of SFAS 142, we have reflected impairment of goodwill of approximately $16.7 million related to our Reservoir Management Segment as a result of adoption of SFAS 142 on January 1, 2002. This impairment was recorded in the first quarter of 2002 and is reflected in the statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines will result in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill. Proforma information relating to goodwill amortization is presented in the following tables:

Net Income
(in thousands)

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
Reported net income (loss)................  $    3,623         $    7,787       $  (10,057)        $   13,901
Add back: Goodwill amortization...........           -              1,033                -              2,066
                                            ----------         ----------       ----------         ----------
Adjusted net income (loss)................  $    3,623         $    8,820       $  (10,057)        $   15,967
                                            ==========         ==========       ==========         ==========

Basic Earnings per Share

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
Reported net income (loss)................  $     0.11         $     0.24       $    (0.30)        $     0.42
Add back: Goodwill amortization...........           -               0.03                -               0.06
                                            ----------         ----------       ----------         ----------
Adjusted net income (loss)................  $     0.11         $     0.27       $    (0.30)        $     0.48
                                            ==========         ==========       ==========         ==========

Diluted Earnings per Share

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
Reported net income (loss)................  $     0.11         $     0.23       $    (0.30)        $     0.41
Add back: Goodwill amortization...........           -               0.03                -               0.06
                                            ----------         ----------       ----------         ----------
Adjusted net income (loss)................  $     0.11         $     0.26       $    (0.30)        $     0.47
                                            ==========         ==========       ==========         ==========


4.   LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

                                                                        June 30,      December 31,
                                                                          2002            2001
                                                                      -------------   -------------
                                                                       (Unaudited)
     Credit Facility with a bank group:
       $100,000 revolving debt facilities.........................    $      14,000   $      20,000
     Senior Notes.................................................           75,000          75,000
     Other indebtedness...........................................               30             543
                                                                      -------------   -------------
          Total debt..............................................           89,030          95,543
     Less - current maturities....................................               30             454
                                                                      -------------   -------------
             Total long-term debt.................................    $      89,000   $      95,089
                                                                      =============   =============

     In July 1999, we entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Euro denominated revolving debt facility with U.S. dollar equivalency of $5 million. At June 30, 2002, approximately $86 million was available for borrowing under the revolving Credit Facility. Loans under the Credit Facility bear interest from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The average interest rate in effect at June 30, 2002 was 3.26%, and the average for 2002 was 3.28%. The revolving Credit Facility requires interest payments only, until maturity in June 2004.

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

5.   RESTRUCTURING CHARGES

     During the fourth quarter of 2001, we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. In the second quarter of 2002, we relocated a facility from Mexico City, Mexico to Villahermosa, Mexico and we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center in the second half of 2002. This charge of approximately $3.0 million affected each of our operating segments as follows: Reservoir Description - $0.8 million; Production Enhancement - $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through June 30, 2002 was $1.3 million. This charge is summarized in the following table:

Restructuring Charge
(in thousands)

                                             Lease                                  Asset
                                          Obligations   Severance   Restoration  Write-offs (1)    Other        Total
                                          -----------  -----------  -----------  -----------    -----------  -----------
Total restructuring charges.............. $       598  $       951  $       380  $       862    $       184  $     2,975
Less: Costs incurred through
         December 31, 2001...............          38          394           --          862             40        1,334
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at December 31, 2001...         560          557          380           --            144        1,641
                                          -----------  -----------  -----------  -----------    -----------  -----------
Less: Costs incurred through
         June 30, 2002...................          78          557          230           --              6          871
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at June 30, 2002....... $       482  $        --  $       150  $        --    $       138  $       770
                                          ===========  ===========  ===========  ===========    ===========  ===========


1) The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001 and will be reduced by $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

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



                                             Three Months Ended June 30,           Six Months Ended June 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
                                                     (Unaudited)                         (Unaudited)
     Revenues:
     Reservoir Description................. $   54,542         $   52,123       $  104,179         $  100,289
     Production Enhancement................     21,103             26,163           44,505             52,922
     Reservoir Management..................     11,819             12,974           23,844             29,395
                                            ----------         ----------       ----------         ----------
           Consolidated.................... $   87,464         $   91,260       $  172,528         $  182,606
                                            ==========         ==========       ==========         ==========

     Income (Loss) Before Interest Expense and
     Income Tax Expense:

     Reservoir Description................. $    7,202         $    8,260       $   12,213         $   14,376
     Production Enhancement................        329              4,795            1,247              8,572
     Reservoir Management..................         26               (314)             479                311
     Corporate and Other (1)...............       (605)                17             (836)               (31)
                                            ----------         ----------       ----------         ----------
           Consolidated.................... $    6,952         $   12,758       $   13,103         $   23,228
                                            ==========         ==========       ==========         ==========

         1)  "Corporate and Other" represents non-operational charges.

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

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

                                                      Three months ended June 30,         Six months ended June 30,
                                                   --------------------------------      --------------------------------
                                                          2002            2001                2002              2001
                                                   --------------    --------------      --------------    --------------
Weighted average basic common
   shares outstanding.......................           33,245,618        33,044,424          33,227,805        32,965,168
Effect of dilutive stock options (1)........              619,883         1,147,938             547,817         1,158,485
                                                   --------------    --------------      --------------    --------------
Weighted average diluted
   common shares outstanding................           33,865,501        34,192,362          33,775,622        34,123,653
                                                   ==============    ==============      ==============    ==============

  1) Options totaling 1,871,051 and 41,801 equivalent common shares for the three months ended June 30, 2002 and 2001, respectively, and 1,881,051 and 41,801 for the six months ended June 30, 2002, and 2001, respectively, were not included in the computation of weighted average diluted common shares because the impact of these options was anti-dilutive.


8.   SUBSEQUENT EVENT

      On July 1, 2002, we acquired certain assets of Advanced Data Solutions for approximately $8.0 million. The transaction resulted in an increase in goodwill of approximately $5.7 million. In accordance with SFAS 142, goodwill relating to this purchase will not be amortized. In the event certain contingent goals are achieved at year-end 2002, additional consideration in an amount up to $8.0 million may be due.

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

     International risks

     We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

o    global economic conditions;
o political actions and requirements of national governments including trade restrictions and embargos and expropriations of assets;
o    potential income tax liabilities in multiple jurisdictions;
o    civil unrest;
o    fluctuations and changes in currency exchange rates; and
o    the impact of inflation.

     Other risks

     The events of September 11, the economic downturn and political, corporate and credit events that followed and continue to unfold could result in lower demand for our products and services. Our client base could be impacted by events we cannot predict or we could be impacted by a change in the conduct of business, transportation and security measures. In addition, we are subject to other risk factors such as the impact of environmental regulations and litigation risks, as well as the dependence on the oil and gas industry. Many of these risks are beyond our control. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve and under current economic and political conditions. We do not feel obligated to publicly update any of our forward-looking statements.

     Our operations are subject to various risk and other factors including, but not limited to:

o    our ability to continue to develop or acquire new and useful technology;
o the realization of anticipated synergies from acquired businesses and future acquisitions;
o our dependence on the oil and gas industry, and the impact of commodity prices on the expenditure levels of our customers;
o    competition in our markets; and
o the risks and uncertainties attendant to adverse industry, political, economic and financial market conditions, including stock prices, government regulations, interest rates and credit availability.

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

Results of Operations

     Service revenues for the second quarter of 2002 decreased $0.4 million, or less than 1% from the same period last year, primarily due to decreased worldwide oilfield activities. Service revenues for the six month period ended June 30, 2002 decreased $4.3 million a 3% decrease from the same period last year.

     Cost of services expressed as a percentage of service revenue were 78% and 77% in the second quarter of 2002 and the same period last year, respectively, and 79% and 77% in the six month period ended June 30, 2002 and in the same period last year, respectively. Our relatively fixed cost structure for our services caused our cost of services, in relation to revenues, to rise in 2002 compared to same time period in the prior year.

     Sales revenues decreased to $13.8 million in the second quarter of 2002 from $17.2 million in the second quarter of 2001, a 20% decrease. Sales revenue for the six month period ended June 30, 2002 decreased $5.7 million to $29.2 million from $35.0 million in the same period in 2001, a 16% decrease. These decreases were caused, in most part, to the deep decline in drilling for natural gas in the North American markets. Consequently, there was lower demand for our well completion products.

     Cost of sales in the second quarter of 2002 was 93% of sales revenue as compared to 76% for the same period last year. For the six month period ended June 30, 2002, cost of sales was 91% as compared to 80% in the prior year. Our actual cost of sales have decreased year over year, due in part to our efforts to reduce costs. However, the reduction is not evidenced in our margin due to the reduction in our sales revenue in 2002.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature as a percentage of revenues, we did experience an increase of $1.0 million and $2.1 million for the three and six month periods ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. These increases were largely attributable to growth in the number of people necessary to support increases in the scope of our operations as well as an increase in our direct marketing effort focused on providing integrated solutions to our clients.

     Depreciation and amortization expense for the second quarter of 2002 increased $0.3 million and $0.6 million for the three and six month periods ended June 30, 2002, as compared to the corresponding periods in 2001. These increases were due to additional capital investments, which include additions to the Houston facility.

     As a result of adoption of SFAS 142 beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Under the requirements, in the first quarter we reflected impairment of goodwill of approximately $16.7 million related to our Reservoir Management segment. This impairment is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines resulted in a reduction in operating expenses of approximately $1.0 million and $2.1 million for the three and six month periods ended June 30, 2002, respectively, and will result in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill.

     The effective income tax rate remained at 28% of income before cumulative effect of change in accounting principle for all periods.

     During the fourth quarter of 2001, we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. In the second quarter of 2002, we relocated a facility from Mexico City, Mexico to Villahermosa, Mexico and we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center in the second half of 2002. This charge of approximately $3.0 million affected each of our operating segments as follows:
Reservoir Description - $0.8 million; Production Enhancement - $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through June 30, 2002 was $1.3 million. This charge is summarized in the following table:

Restructuring Charges
(in thousands)

                                             Lease                                  Asset
                                          Obligations   Severance   Restoration  Write-offs (1)    Other        Total
                                          -----------  -----------  -----------  -----------    -----------  -----------
Total restructuring charges.............. $       598  $       951  $       380  $       862    $       184  $     2,975
Less: Costs incurred through
         December 31, 2001...............          38          394           --          862             40        1,334
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at December 31, 2001...         560          557          380           --            144        1,641
                                          -----------  -----------  -----------  -----------    -----------  -----------
Less: Costs incurred through
         June 30, 2002...................          78          557          230           --              6          871
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at June 30, 2002....... $       482  $        --  $       150  $        --    $       138  $       770
                                          ===========  ===========  ===========  ===========    ===========  ===========


1) The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001 and will be reduced by $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

Segment Analysis
(in Thousands)

                                             Three Months Ended June 30,           Six Months Ended June 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
                                                     (Unaudited)                         (Unaudited)
     Revenues:
     Reservoir Description................. $   54,542         $   52,123       $  104,179         $  100,289
     Production Enhancement................     21,103             26,163           44,505             52,922
     Reservoir Management..................     11,819             12,974           23,844             29,395
                                            ----------         ----------       ----------         ----------
           Consolidated.................... $   87,464         $   91,260       $  172,528         $  182,606
                                            ==========         ==========       ==========         ==========

     Income (Loss) Before Interest Expense and
     Income Tax Expense:

     Reservoir Description................. $    7,202         $    8,260       $   12,213         $   14,376
     Production Enhancement................        329              4,795            1,247              8,572
     Reservoir Management..................         26               (314)             479                311
     Corporate and Other (1)...............       (605)                17             (836)               (31)
                                            ----------         ----------       ----------         ----------
           Consolidated.................... $    6,952         $   12,758       $   13,103         $   23,228
                                            ==========         ==========       ==========         ==========

         1)  "Corporate and Other" represents non-operational charges.

Reservoir Description

     Revenues from the Reservoir Description segment increased $2.4 million in the second quarter of 2002 compared to the same period in the prior year. Revenues for the six month period ended June

30, 2002 increased $3.9 million.
Increased international demand for our existing services and deepwater services, as well as the introduction of new technologies into international arenas bolstered revenue in this segment. Earnings before interest and taxes decreased by $1.1 million in the second quarter of 2002 and $2.2 million in the six month period ended June 30, 2002, compared to the same periods in the prior year due to decreased margins relating primarily to slowness in the activity levels in the North American natural gas markets.

Production Enhancement

     Revenues from the Production Enhancement segment were $21.1 million in the second quarter of 2002 compared to $26.2 million in the same period in the prior year, a decrease of 19%. For the six month period ended June 30, 2002, revenues decreased $8.4 million to $44.5 million, a decrease of 16% from the same period in the prior year. Due to lower industry activity levels, we continued to experience decreased demand for our well completion and stimulation technologies, primarily in North American markets in the second quarter. Earnings before interest and taxes decreased $4.5 million in the second quarter and $7.3 million in the six month period ended June 30, 2002 compared to the same periods in 2001.

Reservoir Management

     Revenues from the Reservoir Management segment in the second quarter of 2002 were $11.8 million, a decrease of $1.2 million compared to the same period in the prior year, while revenues for the six month period ended June 30, 2002 decreased $5.6 million compared to the same period in 2001. As part of our refocus effort in this group, we have elected to no longer bid on projects that could earn lower than acceptable margins. Consequently, our revenues have decreased; however, our earnings have improved. Further, we have been able to significantly reduce our cost structure in this unit after taking the restructuring charge in the fourth quarter of 2001.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     For the six month period ended June 30, 2002, cash flows from operating activities were $20.0 million, an increase of $7.0 million from the same period in 2001. At June 30, 2002, we had working capital of $135.9 million and a current ratio of 5.2 to 1.0, compared to working capital of $135.1 million and a current ratio of 4.4 to 1.0 at December 31, 2001. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

     For the six month period ended June 30, 2002, our investing activities used $11.0 million compared to $13.7 million in the same period in 2001 due to a reduction in our capital expenditure program. Included in the capital expenditures is a new lab and office facility in Moscow, Russia. For the six month period ended June 30, 2002 our financing activities used $5.9 million and provided $3.3 million in the same period in 2001. The use of cash in 2002 financing activities was due to a net reduction of approximately $6.4 million in the Credit Facility.

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

Interest Rate Risk

     We are exposed to interest rate risk on our Credit Facility debt that carries a variable interest rate. At June 30, 2002, our variable rate debt outstanding of $14.0 million approximated its fair value. A one percent change in the interest rate would not cause a material change in interest expense on an annual basis. We attempt to balance the benefit of variable rate debt that has inherent increased risk with fixed rate debt that has less market risk.

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

     None

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     Stockholders voting at the Annual Meeting on May 30, 2002 and by proxy, elected eight members (each, a "Supervisory Director") to the Board of Supervisory Directors of the Company (the "Supervisory Board"), consisting of
(i) David M. Demshur; (ii) Rene R. Joyce; (iii) Jacobus Schouten, as Class I Supervisory Directors, (i) D. John Ogren; (ii) Joseph R. Perna, (iii) Timothy J. Probert as Class II Supervisory Directors and (i) Richard L. Bergmark; (ii) Alexander Vriesendorp, to serve until the annual meeting of shareholders in 2005, 2004 and 2003, respectively, and until their successors shall have been duly elected and qualified.

     The vote tabulation for the individual Supervisory Directors was as follows:

     Director                            Shares for              Shares Withheld
     --------                            ----------              ---------------
     David M. Demshur                    20,607,680                       34,212
     Rene R. Joyce                       20,607,680                       34,212
     Timothy J. Probert                  20,607,680                       34,212
     Jacobus Schouten                    20,607,680                       34,212
     D. John Ogren                       20,607,680                       34,212
     Joseph R. Perna                     20,607,680                       34,212
     Richard L. Bergmark                 20,607,680                       34,212
     Alexander Vriesendorp               20,607,680                       34,212

     Shareholders also confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 2001. The proposal was approved by 20,608,275 votes for, 18,130 votes against, with 15,487 abstentions.

     Shareholders approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until November 29, 2003. The proposal was approved by 20,611,475 votes in favor, 16,452 votes against, with 13,965 abstentions.

     Shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) of common and/or preferred shares of the Company until May 29, 2007. The proposal was approved by 20,023,751 votes in favor, 591,169 votes against, with 26,972 abstentions.

     Shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of common shares of the Company until May 29, 2007. The proposal was approved by 18,091,463 votes in favor, 2,517,674 votes against, with 32,755 abstentions.

Item 5.  Other Information.

     All references to the nominal value of EUR 0.01 (formerly NLG 0.03) of each share in the share capital of Core Laboratories N.V. is made with reference to article 2:67c of the Dutch Civil Code.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

         99.1  Certification by Chief Executive Officer
         99.2  Certification by Chief Financial Officer

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


                                            CORE LABORATORIES N.V.
                                       By:  Core Laboratories International B.V.



Dated:   August 9, 2002                By:  /s/ Richard L. Bergmark
                                            ------------------------------
                                                Richard L. Bergmark
                                                Chief Financial Officer