Form 10-Q
period 2002-09-30
CORE LABORATORIES N V
filed 2002-11-13
CIK 1000229

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

                For the quarterly period ended September 30, 2002

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ________________ to ______________

                        Commission File Number 001-14273

                             CORE LABORATORIES N.V.
             (Exact name of registrant as specified in its charter)

             (The Netherlands                             Not Applicable
         State of other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)


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

     The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at November 11, 2002 was 33,273,821.

================================================================================

                             CORE LABORATORIES N.V.
                  FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX
                                                                                                          Page

Part I -- Financial Information

     Item 1 -- Financial Statements
         Consolidated Balance Sheets at September 30, 2002 and December 31, 2001.....................      1
         Consolidated Statements of Operations for the Three Months Ended
              September 30, 2002 and 2001............................................................      2
         Consolidated Statements of Operations for the Nine Months Ended
              September 30, 2002 and 2001............................................................      3
         Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2002 and 2001............................................................      4
         Notes to Consolidated Financial Statements .................................................      5
     Item 2-- Management's Discussion and Analysis of Financial Condition and Results of
                 Operations  ........................................................................     11
     Item 3-- Quantitative & Qualitative Disclosures of Market Risk..................................     17

     Item 4-- Controls and Procedures................................................................     18

Part II -- Other Information

     Item 1-- Legal Proceedings......................................................................     19

     Item 2-- Changes in Securities..................................................................     19

     Item 3-- Defaults Upon Senior Securities........................................................     19

     Item 4-- Submission of Matters to a Vote of Security Holders ...................................     19

     Item 5-- Other Information......................................................................     19

     Item 6-- Exhibits and Reports on Form 8-K.......................................................     19

Signature     .......................................................................................     20


                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                                      September 30,      December 31,
                                                                                           2002              2001
                                                                                        ----------        ----------
ASSETS                                                                                  (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   14,581        $   14,456
     Accounts receivable, less allowance for doubtful accounts of
             $7,512 and $7,829 in 2002 and 2001, respectively....................           92,187           100,718
     Inventories ................................................................           38,004            41,109
     Prepaid expenses and other current assets...................................           13,827             9,728
     Deferred tax asset..........................................................            9,596             9,123
                                                                                        ----------        ----------
Total current assets.............................................................          168,195           175,134

PROPERTY, PLANT AND EQUIPMENT, net...............................................           96,132            97,615
INTANGIBLES, GOODWILL AND OTHER LONG-TERM ASSETS, net............................          150,269           166,751
                                                                                        ----------        ----------
         Total assets............................................................       $  414,596        $  439,500
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt........................................       $      823        $      454
     Accounts payable............................................................           15,563            19,721
     Other accrued expenses......................................................           16,218            19,832
                                                                                        ----------        ----------
Total current liabilities........................................................           32,604            40,007

LONG-TERM DEBT ..................................................................           88,000            95,089
OTHER LONG-TERM LIABILITIES......................................................           21,974            27,983
MINORITY INTEREST................................................................              577               815
SHAREHOLDERS' EQUITY:
     Preference shares, EUR 0.01 par value; 3,000,000 shares authorized,
         no shares issued or outstanding.........................................               --                --
     Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
         33,273,821 and 33,204,571 issued and outstanding
         at 2002 and 2001, respectively..........................................              546               546
     Additional paid-in capital..................................................          187,349           186,751
     Retained earnings...........................................................           83,546            88,309
                                                                                        ----------        ----------
         Total shareholders' equity..............................................          271,441           275,606
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  414,596        $  439,500
                                                                                        ==========        ==========








                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                            2002               2001
                                                                                         ----------        ----------
                                                                                                  (Unaudited)

SERVICES.........................................................................     $      78,484     $      77,321
SALES............................................................................            14,857            19,776
                                                                                      -------------     -------------
                                                                                             93,341            97,097
 OPERATING EXPENSES:
     Cost of services............................................................            61,092            57,107
     Cost of sales...............................................................            13,575            15,337
     General and administrative expenses ........................................             4,679             4,259
     Depreciation and amortization...............................................             5,064             4,808
     Goodwill amortization.......................................................                 -             1,062
     Other, net..................................................................              (271)              (55)
                                                                                      -------------     -------------
                                                                                             84,139            82,518
INCOME BEFORE INTEREST EXPENSE AND
     INCOME TAX EXPENSE..........................................................             9,202            14,579
INTEREST EXPENSE.................................................................             1,849             2,000
                                                                                      -------------     -------------

INCOME BEFORE INCOME TAX EXPENSE.................................................             7,353            12,579
INCOME TAX EXPENSE...............................................................             2,059             3,522
                                                                                      -------------     -------------
NET INCOME.......................................................................     $       5,294     $       9,057
                                                                                      =============     =============
PER SHARE INFORMATION:

      BASIC EARNINGS PER SHARE...................................................     $        0.16     $        0.27
                                                                                      =============     =============

      WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING...........................        33,266,451        33,165,470
                                                                                      =============     =============

      DILUTED EARNINGS PER SHARE.................................................     $        0.16     $        0.27
                                                                                      =============     =============

      WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING.........................        33,465,481        33,795,537
                                                                                      =============     =============



                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except share and per share data)

                                                                                              Nine Months Ended
                                                                                                 September 30,
                                                                                            2002              2001
                                                                                        ----------       ------------
                                                                                                (Unaudited)

SERVICES.........................................................................     $     221,786     $     224,956
SALES............................................................................            44,083            54,747
                                                                                      -------------     -------------
                                                                                            265,869           279,703
OPERATING EXPENSES:
     Cost of services............................................................           173,753           170,413
     Cost of sales...............................................................            40,269            43,429
     General and administrative expenses ........................................            14,320            11,803
     Depreciation and amortization...............................................            14,651            13,761
     Goodwill amortization.......................................................                 -             3,128
     Other, net..................................................................               571              (637)
                                                                                      -------------     -------------
                                                                                            243,564           241,897

INCOME BEFORE INTEREST EXPENSE, INCOME TAX EXPENSE
     AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
     PRINCIPLE...................................................................            22,305            37,806
INTEREST EXPENSE.................................................................             5,737             5,921
                                                                                      -------------     -------------
INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....................................            16,568            31,885
INCOME TAX EXPENSE...............................................................             4,639             8,928
                                                                                      -------------     -------------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE........................................................            11,929            22,957
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..............................           (16,692)                -
                                                                                      -------------     -------------
NET (LOSS) INCOME................................................................     $      (4,763)    $      22,957
                                                                                      =============     =============
PER SHARE INFORMATION:

     BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
                  OF CHANGE IN ACCOUNTING PRINCIPLE..............................     $        0.36     $        0.69
                                                                                      -------------     -------------
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................             (0.50)                -
                                                                                      -------------     -------------
     BASIC (LOSS) EARNINGS PER SHARE.............................................     $       (0.14)    $        0.69
                                                                                      =============     =============
     WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING............................        33,240,828        33,032,668
                                                                                      =============     =============
     DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
                  OF CHANGE IN ACCOUNTING PRINCIPLE..............................     $        0.35     $        0.68
                                                                                      -------------     -------------
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................             (0.49)                -
                                                                                      -------------     -------------
     DILUTED (LOSS) EARNINGS PER SHARE...........................................     $       (0.14)    $        0.68
                                                                                      =============     =============
     WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING..........................        33,669,853        34,005,908
                                                                                      =============     =============



                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                            2002               2001
                                                                                         ----------         ----------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................................................       $    (4,763)    $      22,957
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Cumulative effect of change in accounting principle.....................            16,692                 -
         Deferred tax expense....................................................               237               (29)
         Depreciation and amortization...........................................            14,651            16,889
         Debt issuance costs.....................................................               226               408
         Gain on sale of fixed assets............................................              (146)             (148)
     Changes in assets and liabilities:
         Decrease in accounts receivable.........................................             8,366               124
         (Increase) decrease in inventories......................................             3,105            (6,411)
         Increase in prepaid expenses and other current assets...................            (4,099)           (4,084)
         Decrease in accounts payable............................................            (4,158)           (8,720)
         Decrease in other accrued expenses......................................            (2,714)           (2,237)
         Other...................................................................               395            (1,604)
                                                                                      -------------     -------------
              Net cash provided by operating activities..........................            27,792            17,145
                                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................           (13,952)          (20,817)
     Acquisitions, net of cash acquired..........................................            (7,991)          (12,735)
     Proceeds from sale of fixed assets..........................................             1,153               201
     Other ......................................................................              (467)              (90)
                                                                                      -------------     -------------
         Net cash used in investing activities...................................           (21,257)          (33,441)
                                                                                      -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt..................................................           (18,829)           (6,124)
     Borrowings under long-term debt.............................................            11,803            20,716
     Capital lease obligation, net...............................................               (24)             (203)
     Exercise of stock options...................................................               598             2,720
     Other.......................................................................                42               (24)
                                                                                      -------------     -------------
         Net cash used in financing activities...................................            (6,410)           17,085
                                                                                      -------------     -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................................               125               789
CASH AND CASH EQUIVALENTS, beginning of period...................................            14,456            12,519
                                                                                      -------------     -------------
CASH AND CASH EQUIVALENTS, end of period.........................................     $      14,581     $      13,308
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Balance sheet information at December 31, 2001 was derived from the 2001 annual audited consolidated financial statements. These financial statements should be read in conjunction with the consolidated financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2001. Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Pronouncements

     In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 31, 2001. We do not expect SFAS 144 to have a material adverse effect on our financial position or results of operations.

     In May 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". Due to the nature of our business, FASB 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt" and states that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". APB Opinion No. 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The provisions of SFAS 145 related to the classification of gains or losses attributable to debt extinguishments are effective for fiscal years beginning after May 15, 2002. We do not expect the implementation of SFAS 145 to have a material impact on our results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We will adopt SFAS 146 for all exit or disposal activities initiated after December 31, 2002.

2.   ACQUISITIONS

      On July 1, 2002, we acquired certain assets of Advanced Data Solutions ("ADS") for approximately $8.0 million. The transaction resulted in an increase in goodwill of approximately $5.7 million. In accordance with SFAS 142, goodwill relating to this purchase will not be amortized. In the event certain contingent goals are achieved at year-end 2002, additional consideration in an amount up to $8.0 million may be due and an adjustment would subsequently be made to goodwill reflecting the amount of the additional consideration.


3.   INVENTORIES

     Inventories consist of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (includes direct material, labor and overhead) or estimated net realizable value and are reflected net of valuation reserves. Inventories consisted of the following (in thousands):

                                           September 30,    December 31,
                                               2002            2001
                                          ------------     -----------
                                           (Unaudited)
Finished goods........................    $   29,971       $   31,967
Parts and materials...................         5,497            6,561
Work in process.......................         4,379            4,428
Valuation reserves....................        (1,843)          (1,847)
                                          ----------       ----------
                Total inventories.....    $   38,004       $   41,109
                                          ==========       ==========

4.   BUSINESS COMBINATIONS, INTANGIBLES AND GOODWILL

     Intangibles include patents, trademarks, service marks and trade names. Goodwill represents the excess of purchase price over the fair value of the net assets and individual intangibles acquired in acquisitions accounted for under the purchase method of accounting. Intangibles are charged to expense in equal amounts over their estimated useful lives.

     In June 2001, the FASB issued two statements, SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", that amend Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", and supersede APB Opinion No. 17, "Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001. This statement requires that goodwill resulting from a business combination after June 30, 2001 be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. Beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. We determined our reporting unit level to be our operating units. Using the discounted cash flow method under the requirements of SFAS 142, we have reflected impairment of goodwill of approximately $16.7 million related to our Reservoir Management Segment as a result of adoption of SFAS 142 on January 1, 2002. This impairment was recorded in the first quarter of 2002 and is reflected in the statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines will result in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill. Proforma information relating to goodwill amortization is presented in the following tables:

Net Income
(in thousands)

                                            Three Months Ended September 30,    Six Months Ended September 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
Reported net income (loss)................  $    5,294         $    9,057       $   (4,763)        $   22,957
Add back: Goodwill amortization...........           -              1,062                -              3,128
                                            ----------         ----------       ----------         ----------
Adjusted net income (loss)................  $    5,294         $   10,119       $   (4,763)        $   26,085
                                            ==========         ==========       ==========         ==========

Basic Earnings per Share

                                            Three Months Ended September 30,    Six Months Ended September 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
Reported net income (loss)................  $     0.16         $     0.27       $    (0.14)        $     0.69
Add back: Goodwill amortization...........           -               0.04                -               0.10
                                            ----------         ----------       ----------         ----------
Adjusted net income (loss)................  $     0.16         $     0.31       $    (0.14)        $     0.79
                                            ==========         ==========       ==========         ==========

Diluted Earnings per Share

                                            Three Months Ended September 30,    Six Months Ended September 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
Reported net income (loss)................  $     0.16         $     0.27       $    (0.14)        $     0.68
Add back: Goodwill amortization...........           -               0.03                -               0.09
                                            ----------         ----------       ----------         ----------
Adjusted net income (loss)................  $     0.16         $     0.30       $    (0.14)        $     0.77
                                            ==========         ==========       ==========         ==========


5.   LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

                                                                     September 30,      December 31,
                                                                          2002            2001
                                                                      -------------   -------------
                                                                       (Unaudited)
     Credit Facility with a bank group:
       $100,000 revolving debt facilities.........................    $      13,000   $      20,000
     Senior Notes.................................................           75,000          75,000
     Other indebtedness...........................................              823             543
                                                                      -------------   -------------
          Total debt..............................................           88,823          95,543
     Less - current maturities....................................              823             454
                                                                      -------------   -------------
             Total long-term debt.................................    $      88,000   $      95,089
                                                                      =============   =============

     In July 1999, we entered into a $100 million Credit Facility which provides for (i) a committed revolving debt facility of $95 million and (ii) a Euro denominated revolving debt facility with U.S. dollar equivalency of $5 million. At September 30, 2002, approximately $87 million was available for borrowing under the revolving Credit Facility. Loans under the Credit Facility bear interest from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75%. The average interest rate in effect at September 30, 2002 was 3.13%, and the average for the nine months ended September 30, 2002 was 3.15%. The revolving Credit Facility requires interest payments only, until maturity in June 2004.

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


6.   RESTRUCTURING CHARGES

     During the fourth quarter of 2001, we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. In the second quarter of 2002, we relocated a facility from Mexico City, Mexico to Villahermosa, Mexico and we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center in the fourth quarter of 2002. This charge of approximately $3.0 million affected each of our operating segments as follows: Reservoir Description - $0.8 million; Production Enhancement - $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through September 30, 2002 was $1.5 million. This charge is summarized in the following table:

Restructuring Charges
(in thousands)

                                             Lease                                  Asset
                                          Obligations   Severance   Restoration  Write-offs (1)    Other        Total
                                          -----------  -----------  -----------  -----------    -----------  -----------
Total restructuring charges.............. $       598  $       951  $       380  $       862    $       184  $     2,975
Less: Costs incurred through
         December 31, 2001...............          38          394           --          862             40        1,334
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at December 31, 2001...         560          557          380           --            144        1,641
                                          -----------  -----------  -----------  -----------    -----------  -----------
Less: Costs incurred through
         September 30, 2002..............         116          557          230           --             85          988
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at September 30, 2002.. $       444  $        --  $       150  $        --    $        59  $       653
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

7.   SEGMENT REPORTING

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



                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
                                                     (Unaudited)                         (Unaudited)
     Revenues:
     Reservoir Description................. $   55,973         $   55,842       $  160,152         $  156,131
     Production Enhancement................     22,802             28,307           67,307             81,229
     Reservoir Management..................     14,566             12,948           38,410             42,343
                                            ----------         ----------       ----------         ----------
           Consolidated.................... $   93,341         $   97,097       $  265,869         $  279,703
                                            ==========         ==========       ==========         ==========

     Income (Loss) Before Interest Expense and
     Income Tax Expense:

     Reservoir Description................. $    7,915         $   10,468       $   20,128         $   24,845
     Production Enhancement................      1,040              5,119            2,287             13,691
     Reservoir Management..................        316               (993)             795               (682)
     Corporate and Other (1)...............        (69)               (15)            (905)               (48)
                                            ----------         ----------       ----------         ----------
           Consolidated.................... $    9,202         $   14,579       $   22,305         $   37,806
                                            ==========         ==========       ==========         ==========

         1) "Corporate and Other" represents non-operational charges.

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

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

                                                   Three months ended September 30,       Nine months ended September 30,
                                                   --------------------------------      --------------------------------
                                                          2002            2001                2002              2001
                                                   --------------    --------------      --------------    --------------
Weighted average basic common
   shares outstanding.......................           33,266,451        33,165,470          33,240,828        33,032,668
Effect of dilutive stock options (1)........              199,030           630,067             429,025           973,240
                                                   --------------    --------------      --------------    --------------
Weighted average diluted
   common shares outstanding................           33,465,481        33,795,537          33,669,853        34,005,908
                                                   ==============    ==============      ==============    ==============


  1) Options totaling 3,280,710 and 1,071,551 equivalent common shares for the three months ended September 30, 2002 and 2001, and 2,357,176 and 51,801 for the nine months ended September 30, 2002, and 2001, respectively, were not included in the computation of weighted average diluted common shares because the impact of these options was anti-dilutive.


9.  SUBSEQUENT EVENT

     On October 10, 2002, Core Laboratories announced that it will activate a share repurchase program as approved by shareholders at our last annual meeting in May 2002, authorizing the purchase of up to 10% of our outstanding shares through November 29, 2003. The repurchase of the shares will take place in the open market and will be at the discretion of management. It is expected that funding of the program will come from operating cash flow. As of November 8, 2002, we repurchased approximately 213,000 shares of Core Laboratories common stock for an aggregate purchase price of approximately $2,025,000.

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

       Business risks

         Our results of operations could be adversely affected by risks and uncertainties in the business environment in which we operate, including:

o   competition in our markets;
o the realization of anticipated synergies from acquired businesses and future acquisitions;
o our ability to continue to develop or acquire new and useful technology; and
o   access to capital, interest rates and the cost of capital.

       International risks

         We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

o   global economic conditions;
o political actions and requirements of national governments including trade restrictions and embargos and expropriations of assets;
o   potential income tax liabilities in multiple jurisdictions;
o   war;
o   civil unrest;
o   fluctuations and changes in currency exchange rates; and
o   the impact of inflation.

       Other risks

         The events of September 11, 2001, the economic downturn and political, corporate and credit events that followed and continue to unfold could result in lower demand for our products and services. Our client base could be impacted by events we cannot predict or we could be impacted by a change in the conduct of business, transportation and security measures. In addition, we are subject to other risk factors such as the impact of environmental regulations and litigation risks, as well as the dependence on the oil and gas industry. Many of these risks are beyond our control. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve and under current economic and political conditions. We do not assume any responsibility to publicly update any of our forward-looking statements regardless of whether factors change as a result of new information, future events or for any other reason.

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

         Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,450 employees.

Results of Operations

     Service revenues for the third quarter of 2002 increased $1.2 million from the same period last year, largely due to increased oilfield activities primarily outside the North American markets. Service revenues for the nine month period ended September 30, 2002 decreased $3.2 million, a 1.4% decrease from the same period last year, primarily due to continued weak activity levels of our clients in North America.

     Cost of services expressed as a percentage of service revenue were 78% and 74% in the third quarter of 2002 and the same period last year, respectively, and 78% and 76% in the nine month period ended September 30, 2002 and in the same period last year, respectively. The increase in the cost of services percentage is primarily due to the completion of international projects with lower margins coupled with a decrease in higher margin projects in the North American Production Enhancement business.

     Sales revenues decreased to $14.9 million in the third quarter of 2002 from $19.8 million in the third quarter of 2001, a 25% decrease. Sales revenue for the nine month period ended September 30, 2002 decreased $10.6 million to $44.1 million from $54.7 million in the same period in 2001, a 19% decrease. These decreases were caused, in most part, to the deep decline in drilling for natural gas in the North American markets. Consequently, there was lower demand for our well completion products. Sequentially, revenues in the third quarter of 2002 increased $5.8 million, or 7%, from the second quarter of 2002 as the rig count and related activity levels in North America improved slightly.

     Cost of sales in the third quarter of 2002 was 91% of sales revenue as compared to 78% for the same period last year. For the nine month period ended September 30, 2002, cost of sales was 91% as compared to 79% in the prior year. Although cost reduction efforts have been made during the year, including this quarter, to minimize our cost structure, the deep decline in drilling for natural gas in North American markets has caused significantly lower demand for our products. Consequently, cost of sales as a percentage of revenues continues to run at higher than desired levels.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature as a percentage of revenues, we did experience an increase of $0.4 million and $2.5 million for the three and nine month periods ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. These increases were largely attributable to growth in the number of people necessary to support increases in the scope of our operations as well as an increase in our direct marketing effort focused on providing integrated solutions to our clients.

     Depreciation and amortization expense for the third quarter of 2002 increased $0.3 million and $0.9 million for the nine month period ended September 30, 2002, as compared to the corresponding periods in 2001. These increases were due to the purchase of certain assets from Advanced Data Solutions ("ADS") as well as additional capital investments, which include additions to the Houston facility.

     As a result of adoption of SFAS 142 beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Under the requirements, in the first quarter we reflected impairment of goodwill of approximately $16.7 million related to our Reservoir Management segment. This impairment is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines resulted in a reduction in operating expenses of approximately $1.0 million and $3.1 million for the three and nine month periods ended September 30, 2002, respectively, and will result in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill.

     The effective income tax rate remained at 28% of income before cumulative effect of change in accounting principle for all periods.

     During the fourth quarter of 2001, we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. In the second quarter of 2002, we relocated a facility from Mexico City, Mexico to Villahermosa, Mexico and we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center in the fourth quarter of 2002. This charge of approximately $3.0 million affected each of our operating segments as follows: Reservoir Description - $0.8 million; Production Enhancement - $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through September 30, 2002 was $1.5 million. This charge is summarized in the following table:

Restructuring Charges
(in thousands)

                                             Lease                                  Asset
                                          Obligations   Severance   Restoration  Write-offs (1)    Other        Total
                                          -----------  -----------  -----------  -----------    -----------  -----------
Total restructuring charges.............. $       598  $       951  $       380  $       862    $       184  $     2,975
Less: Costs incurred through
         December 31, 2001...............          38          394           --          862             40        1,334
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at December 31, 2001...         560          557          380           --            144        1,641
                                          -----------  -----------  -----------  -----------    -----------  -----------
Less: Costs incurred through
         September 30, 2002..............         116          557          230           --             85          988
                                          -----------  -----------  -----------  -----------    -----------  -----------
Accrual remaining at September 30, 2002.. $       444  $        --  $       150  $        --    $        59  $       653
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

Segment Analysis
(in Thousands)


                                           Three Months Ended September 30,     Nine Months Ended September 30,
                                            -----------------------------       -----------------------------
                                               2002               2001             2002                2001
                                            ----------         ----------       ----------         ----------
                                                     (Unaudited)                         (Unaudited)
     Revenues:
     Reservoir Description................. $   55,973         $   55,842       $  160,152         $  156,131
     Production Enhancement................     22,802             28,307           67,307             81,229
     Reservoir Management..................     14,566             12,948           38,410             42,343
                                            ----------         ----------       ----------         ----------
           Consolidated.................... $   93,341         $   97,097       $  265,869         $  279,703
                                            ==========         ==========       ==========         ==========

     Income (Loss) Before Interest Expense and
     Income Tax Expense:

     Reservoir Description................. $    7,915         $   10,468       $   20,128         $   24,845
     Production Enhancement................      1,040              5,119            2,287             13,691
     Reservoir Management..................        316               (993)             795               (682)
     Corporate and Other (1)...............        (69)               (15)            (905)               (48)
                                            ----------         ----------       ----------         ----------
           Consolidated.................... $    9,202         $   14,579       $   22,305         $   37,806
                                            ==========         ==========       ==========         ==========

         1) "Corporate and Other" represents non-operational charges.

Reservoir Description

     Revenues from the Reservoir Description segment increased to $56.0 million in the third quarter of 2002 from $55.8 million in the same period in the prior year. Revenues for the nine month period ended September 30, 2002 increased $4.0 million. Increased international demand for our existing services and deepwater services, as well as the introduction of new technologies into international arenas bolstered revenue in this segment. Earnings before interest and taxes decreased by $2.6 million in the third quarter of 2002 and $4.7 million in the nine month period ended September 30, 2002, compared to the same periods in the prior year due to decreased margins relating primarily to reduced activity levels in the North American natural gas markets. Sequentially, revenues in the third quarter of 2002 increased $1.5 million, or 3%, from the second quarter of 2002 while earnings before interest and taxes in the third quarter of 2002 increased $0.7 million, or 10%, from the second quarter of 2002. Although international activity levels have been flat, as indicated by drilling activity, we have been able to increase revenue and earnings on a sequential basis through the addition of new services and increases in market penetration.

Production Enhancement

     Revenues from the Production Enhancement segment were $22.8 million in the third quarter of 2002 compared to $28.3 million in the same period in the prior year, a decrease of 19%. For the nine month period ended September 30, 2002, revenues decreased $13.9 million to $67.3 million, a decrease of 17% from the same period in the prior year. Due to lower industry activity levels, we continued to experience decreased demand for our well completion and stimulation technologies, primarily in North American markets in the third quarter. Earnings before interest and taxes decreased $4.1 million in the third quarter and $11.4 million in the nine month period ended September 30, 2002 compared to the same periods in 2001. Sequentially, Production Enhancement revenues in the third quarter of 2002 increased $1.7 million, or 8%, from the second quarter of 2002 while earnings before interest and taxes in the third quarter of 2002 increased $0.7 million, or 216%, from the second quarter of 2002 as the rig count and related activity in North America has improved slightly.

Reservoir Management

     Revenues from the Reservoir Management segment in the third quarter of 2002 were $14.6 million, an increase of $1.6 million compared to the same period in the prior year, while revenues for the nine month period ended September 30, 2002 decreased $3.9 million compared to the same period in 2001. The increase in the third quarter of 2002 was primarily the additional activity resulting from the purchase of the ADS assets and due to the completion of large projects in Mexico.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operating activities, bank credit facilities, equity financing and the issuance of debt.

     For the nine month period ended September 30, 2002, cash flows from operating activities were $27.8 million, an increase of $10.6 million from the same period in 2001. At September 30, 2002, we had working capital of $135.6 million and a current ratio of 5.2 to 1.0, compared to working capital of $135.1 million and a current ratio of 4.4 to 1.0 at December 31, 2001. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

     For the nine month period ended September 30, 2002, our investing activities used $21.3 million compared to $33.4 million in the same period in 2001. Included in the capital expenditures is a new lab and office facility in Moscow, Russia. We also acquired certain assets from ADS for approximately $8.0 million. For the nine month period ended September 30, 2002 our financing activities used $6.4 million and provided $17.1 million in the same period in 2001. The use of cash in 2002 financing activities was due to a net reduction of approximately $7.0 million in the balance outstanding under the Credit Facility.

     Our ability to maintain and grow our operating income and cash flows is dependent upon continued investing activities. We believe our future cash flows from operating activities, supplemented, if necessary, by our borrowing capacity and issuances of additional equity, should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions.

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

Interest Rate Risk

     We are exposed to interest rate risk on our Credit Facility debt that carries a variable interest rate. At September 30, 2002, our variable rate debt outstanding of $13.0 million approximated its fair value. A one percent change in the interest rate would not cause a material change in interest expense on an annual basis. We attempt to balance the benefit of variable rate debt that has inherent increased risk with fixed rate debt that has less market risk.

                             CORE LABORATORIES N.V.
                             CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the issuer's disclosure controls and procedures (as defined in 17 CFR ss.ss.240.13a-14(c) and 240 15d-14c). Such evaluation was carried out under the supervision and with the participation of the issuer's management, including the issuer's chief executive officer and chief financial officer; and it is the conclusion of the chief executive officer and chief financial officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management of the issuer, and made known to the chief executive officer and chief financial officer particularly during the period in which this report was prepared, as appropriate to allow timely decisions regarding required disclosure.

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


                                      CORE LABORATORIES N.V.
                                      by:  Core Laboratories International B.V.



Dated:   November 13, 2002                By:   /s/ Richard L. Bergmark
                                                -----------------------
                                                    Richard L. Bergmark
                                                    Chief Financial Officer

                                  Certification
I, David M. Demshur, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Core Laboratories N.V.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 13, 2002
                            By: /s/ David M. Demshur
                               -----------------------
                                David M. Demshur
                             Chief Executive Officer

I, Richard L. Bergmark, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Core Laboratories N.V.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 13, 2002
                           By: /s/ Richard L. Bergmark
                               -----------------------
                               Richard L. Bergmark
                             Chief Financial Officer