Form 10-K
period 2002-12-31
CORE LABORATORIES N V
filed 2003-04-04
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-14273

CORE LABORATORIES N.V.

(Exact name of Registrant as specified in its charter)

The Netherlands (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

Herengracht 424 1017 BZ Amsterdam The Netherlands (Address of principal executive offices)	Not Applicable (Zip Code)

Registrant’s telephone number, including area code: (31-20) 420-3191

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Shares, EUR 0.01 Par Value Per Share	New York Stock Exchange

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
Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes ☒ No ☐

     As of June 28, 2002, the number of common shares outstanding was 33,264,821. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $393,419,000.

     As of April 1, 2003, the number of common shares outstanding was 31,625,910. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $283,300,785.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT		Part of 10-K

1.	Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2003 annual meeting of shareholders	PART III

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

i

PART I

ITEM 1. BUSINESS

General

     Core Laboratories N.V. (“Core Laboratories”, “we”, “our” or “us”) was established in 1936 and is one of the world’s leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,450 employees.

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

     Development of New Technologies, Services and Products

     We conduct research and development to meet the needs of our customers who are continually seeking new services and technologies to lower their costs of finding, developing and producing oil and gas. While the aggregate number of wells being drilled per year has fluctuated relative to market conditions, oil and gas producers have, on a proportional basis, increased expenditures on technology services which improve their understanding of the reservoir thereby increasing production of oil and gas from their producing fields. We intend to continue concentrating our efforts on services and technologies that improve reservoir performance and increase oil and gas recovery.

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

     Acquisitions

     We continually review potential acquisitions to add key services and technologies, enhance market presence or complement existing businesses. Our recent acquisitions reflect our desire to broaden the services we offer within our three primary business segments to our clients. In order to further our business strategy, in July 2002, we acquired certain assets of Advanced Data Solutions (“ADS”). The addition of the ADS assets strengthens the Reservoir Management segment by providing additional depth-imaging and velocity modeling services.

     More information relating to acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements.

Operations

     We derive our revenues from services and product sales to customers primarily in the oil and gas industry.

     Our reservoir optimization services and technologies are interrelated and are organized into three complementary segments. Disclosure relating to the results of these business segments is included in Note 15 of the Notes to Consolidated Financial Statements.

•	Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.

•	Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

•	Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients’ reservoirs.

     We offer our services worldwide through our global network of offices. Services accounted for approximately 83%, 81% and 77% of our revenues from operations for the years ended December 31, 2002, 2001 and 2000, respectively.

     We manufacture products primarily in four facilities for distribution on a global basis. Product sales accounted for approximately 17%, 19% and 23% of our revenues from operations for the years ended December 31, 2002, 2001 and 2000, respectively.

     Our sales backlog at December 31, 2002 was approximately $3.6 million, compared to $5.5 million at December 31, 2001. Sources of raw material are readily available and our sales backlog should be filled in 2003.

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

     We analyze samples of reservoir rocks for their porosity, which determines reservoir storage capacity, and for their permeability, which defines the ability of the fluids to flow through the rock. These measurements are used to determine how much oil and gas are present in a reservoir and the rates at which the oil and gas can be produced. We also use our proprietary services and technologies to correlate the reservoir description data to wireline logs and seismic data. These data sets are also used to determine the different acoustic velocities of reservoir rocks containing water, oil and natural gas. These velocity measurements are used in conjunction with our reservoir management services.

Production Enhancement

     We produce data to describe a reservoir system which is used to enhance oil and gas production so that it will exceed the average oilfield recovery factor which is approximately 40%. Two production-enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding the field with water, carbon dioxide or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and flooded to maximize oil and gas recovery. Our services and technologies play a key role in the success of both methods.

     The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a gel slurry into the reservoir zone at extremely high pressures. This forces fractures to open in the rock and “props” or holds the fractures open so that reservoir fluids can flow to the production wellbore.

     Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the gel slurry is compatible with the reservoir fluids so that damage does not occur to the porous rock network. Our proprietary ZeroWash™ tracer technology is also used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

     We also introduced a new technology, SpectraChem™ to aid operators in determining the efficiency of frac fluid performance. SpectraChem™ tracers allow operators to evaluate the quantity of frac fluid that returns to the wellbore during the clean-up period after a hydraulic fracturing event. SpectraChem™ is another proprietary technology developed for optimizing hydraulic frac performance. This technology also allows our clients to evaluate load recovery, gas breakthrough, fluid leakoff and breaker efficiency, all of which are important factors for optimizing natural gas production after the fracing event.

     We conduct dynamic flow tests of the reservoir fluids through the reservoir rock, at actual reservoir pressure and temperature, to realistically simulate the actual flooding of a producing zone. We use patented technologies, such as our Saturation Monitoring by the Attenuation of X-rays (SMAX™), to help design the enhanced recovery project. After a field flood is initiated, we are often involved in monitoring the progress of the flood to ensure the maximum amount of incremental production.

     We continued to develop a unique completion system (called the Completion Profiler) to better determine flow rates from reservoir zones after they have been hydraulically fractured. This provides our clients with production information without additional well time. Patent applications covering the technology have been filed in the United States of America (“U.S.”) and in certain foreign jurisdictions.

     Our PackScan™ technology, which is used as a tool to monitor the wellbore in an unconsolidated reservoir, has contributed to our revenue growth. PackScan™ measures the density changes in the area around the tool and is designed to observe the changes within the wellbore to verify the completeness of the gravel pack protection of the wellbore.

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

     These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients’ cash flows which we believe will result in additional capital expenditures of our clients, and ultimately further opportunities for us.

     The integration of the technologies acquired with the ADS asset purchase into our reservoir management services will allow us to provide a powerful and unique range of services and products to the geophysical industry, including velocity modeling and depth imaging to our clients. ADS provides software solutions for pre-stack depth migration and developed VIEWS™, one of the most comprehensive velocity modeling software packages available in the industry. ADS was instrumental in developing seismic processing on computer processing clusters and has developed expertise in cluster management and optimization. In addition, we have acquired the technology to provide four versatile migration tools to solve the most complex structural problems. These depth-imaging technologies are: Kirchhoff, Beam Stack, Phase Screen and Shot Domain Fourier Finite Difference which we plan to offer through our worldwide network. The combination of our integrated approach to reservoir characterization, our expertise in core to seismic correlation and now our move into the velocity modeling and depth imaging technology gives us a unique position in the industry.

Marketing and Sales

     We market and sell our services and products through a combination of print advertising, technical seminars, trade shows and sales representatives. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices.

Research and Development

     The market for our products and services is characterized by changing technology and frequent product introduction. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. Many of our acquisitions have allowed us to obtain the benefits of the acquired company’s research and development projects without the significant costs that would have been incurred if we had attempted to develop the products and services on our own. Research and development expenditures are charged to expense as incurred. We intend to continue committing substantial financial resources and effort to the development and acquisition of new products and services. Over the years, we have made a number of technological advances, including the development of key technologies utilized in our operations. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. Additional disclosure relating to research and development is included in Note 2 of the Notes to Consolidated Financial Statements.

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

International Operations

     We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 61%, 59% and 60% of our revenues from operations during the years ended December 31, 2002, 2001 and 2000, respectively. Some of our revenues in the U.S. are generated by projects located outside the U.S.

     While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. During 2002, we experienced a foreign currency loss of $1.8 million relating to our operations and financial position in Venezuela. We have not historically engaged in and do not currently intend to engage in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. More information on international operations is included in Note 15 of the Notes to Consolidated Financial Statements.

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

     The oil and gas industry is highly cyclical and has been subject to significant economic downturns at various times as a result of numerous factors affecting the supply of and demand for oil and natural gas, including the level of capital expenditures of the oil and gas industry; the level of drilling activity; the level of production activity; market prices of oil and gas; worldwide economic conditions; interest rates and the cost of capital; environmental regulations; tax policies; political requirements of national governments; coordination by the Organization of Petroleum Exporting Countries (“OPEC”); cost of producing oil and natural gas; and technological advances.

Employees

     As of December 31, 2002, we had approximately 4,450 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Web Site Access to Our Periodic SEC Reports

     Our primary Internet address is www.corelab.com. We file Forms 10-Q and Forms 10-K and current reports on Form 8-K with the Securities and Exchange Commission (“SEC”). These reports are available free of charge through our web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules.

     Materials we file with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet Web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

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

     Industry risks

     The oil and gas industry is highly cyclical and there are numerous factors affecting the supply of and demand for our products and services, which include:

•	market prices of oil and gas and expectations about future prices;

•	cost of producing oil and natural gas;

•	the level of drilling and production activity;

•	mergers, consolidations and downsizing among our clients;

•	coordination by OPEC;

•	the impact of commodity prices on the expenditure levels of our customers;

•	financial condition of our client base and their ability to fund capital expenditures; and

•	adverse weather conditions.

     Business risks

     Our results of operations could be adversely affected by risks and uncertainties in the business environment in which we operate, including:

•	competition in our markets;

•	the realization of anticipated synergies from acquired businesses and future acquisitions;

•	our ability to continue to develop or acquire new and useful technology; and

•	interest rates and the cost of capital.

     International risks

     We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

•	global economic conditions;

•	political actions and requirements of national governments including trade restrictions, and embargos and expropriations of assets;

•	potential income tax liabilities in multiple jurisdictions;

•	war;

•	civil unrest;

•	acts of terrorism;

•	fluctuations and changes in currency exchange rates;

•	the impact of inflation; and

•	current conditions in Venezuela and Iraq.

     Economic downturn and political events that continue to unfold have resulted in lower demand for our products and services. The war in Iraq and the anticipated repercussions from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. Our global economy is highly influenced by public confidence in the geopolitical environment and the situation in the Middle East continues to be highly fluid; therefore, we will continue to experience heightened international risks.

     We recognized a foreign currency loss of $1.8 million related to our Venezuela operations during 2002. The Venezuela economy is still unstable and we will continue to monitor our operations and financial position in this region.

     Other risks

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

ITEM 2. PROPERTIES

     Currently, we have over 70 offices (totaling more than one million square feet) in more than 50 countries. In these locations, we typically lease our office facilities. We serve our worldwide customers through six Advanced Technology Centers (“ATC’s”) that are located in Houston, Texas; Calgary, Canada; Jakarta, Indonesia; Rotterdam, The Netherlands; Aberdeen, Scotland; and Villahermosa, Mexico. The ATC’s are supported by over 50 regional specialty centers located throughout the global energy producing provinces. Our facilities are adequately utilized for current operations. However, expansion into new facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We believe that the outcome of current legal actions will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMMON SHARES AND RELATED SHAREHOLDER MATTERS

Price Range of Common Shares

     Our common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “CLB”. The range of high and low sales prices per share of the common shares as reported by the NYSE are set in the following table for the periods indicated.

	High	Low

2002
First Quarter	$15.30	$10.45
Second Quarter	15.85	11.12
Third Quarter	12.19	8.50
Fourth Quarter	11.90	7.90
2001
First Quarter	$27.63	$18.05
Second Quarter	26.14	15.85
Third Quarter	20.30	9.90
Fourth Quarter	17.65	11.25

     On April 1, 2003, the closing price, as quoted by the NYSE, was $9.09 per share. As of April 1, 2003, there were 33,277,110 common shares held by approximately 170 record holders and approximately 10,400 beneficial holders.

Dividend Policy

     We have never paid dividends on our common shares and currently have no plans to pay dividends on the common shares. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of our Supervisory Board and will depend upon our operating results, financial condition, capital requirements, income tax treatment of payments general business conditions and such other factors as they deem relevant. Because we are a holding company that conducts substantially all of our operations through subsidiaries, our ability to pay cash dividends on the common shares is also dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Recent Issuance of Unregistered Securities

     Disclosure related to recent issuances of common shares is included in Note 3 and Note 10 of the Notes to Consolidated Financial Statements. With respect to the shares issued in each acquisition, we relied on exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

     The Consolidated Financial Statements for the fiscal years 1998 through 2001 were audited by Arthur Andersen LLP (“Andersen”) that ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in the Form 10-K. Such audit report has not been reissued by Andersen.

	Years Ended December 31,

	2002[1]	2001[1,3,4]	20001,4,	1999[3,4,5]	1998[4,5]

	(in thousands, except per share and other data)
Financial Statement Data:
Revenues	$364,748	$376,572	$340,933	$325,827	$319,685
Income before cumulative effect of change in accounting principle	7,630	20,632	17,830	2,196	21,256
Net income (loss)	(9,062)	20,632	17,830	2,196	21,256
Working capital	125,589	139,342	121,330	93,574	62,644
Total assets	421,153	439,500	413,346	374,526	369,266
Long-term debt and capital leases obligations, including current maturities	89,180	95,627	84,020	88,512	93,782
Shareholders’ equity	258,146	275,606	251,065	212,728	203,954
Per Share Data:
Earnings before cumulative effect of change in accounting principle:
Basic	$0.23	$0.62	$0.55	$0.07	$0.73
Diluted	$0.23	$0.60	$0.53	$0.07	$0.70
Earnings (loss) from continuing operations:
Basic	$(0.27)	$0.62	$0.55	$0.07	$0.73
Diluted	$(0.27)	$0.60	$0.53	$0.07	$0.70
Weighted average common shares outstanding:
Basic	33,174	33,075	32,388	31,449	29,226
Diluted	33,174	34,272	33,539	32,443	30,252
Other Data:
Current Ratio	3.5:1	4.5:1	3.2:1	2.8:1	1.9:1
Debt to Capitalization Ratio	25%	25%	24%	27%	30%

1)	See Note 3 of the Notes to Consolidated Financial Statements for a discussion of acquisitions made in 2002, 2001 and 2000.

2)	In 1998, we sold our packaged analyzer business line. The total loss relating to this sale and discontinuance of operations was $3,591.

3)	In 1999 and 2001, we recorded restructuring, write-offs and other charges of $17,706 and $8,725, respectively, as discussed in Note 16 of the Notes to Consolidated Financial Statements.

4)	All periods have been restated to reflect the pooling-of-interests acquisition of PROMORE in 2001.

5)	Results from our environmental testing assets are included in all periods through September 30, 1999. These assets were sold effective September 30, 1999.

6)	Debt to capitalization ratio is calculated as follows: debt divided by cash, debt and shareholders' equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Generally, our customers’ expectations about their capital expenditure programs change in correlation to rig activity and the prices of oil and natural gas. Accordingly, the changes in their capital expenditures will normally result in increased or decreased demand for our products and services.

     Although commodity prices for both natural gas and crude oil rose throughout 2002, activity levels in the oilfield service sector did not increase commensurately. Rig count did improve in the U.S. markets early in the year, only to stay virtually unchanged from May until the end of the year. Rig count activity outside the U.S. remained relatively constant throughout the year.

Rig Count/Oil and Gas Prices

	Year Ended

	2002	2001	2000

Worldwide Rig Count	1,957	1,917	2,212
U.S. Rig Count	856	901	1,097
Crude Oil Price per Barrel	$29.78	$19.47	$28.41
Natural Gas Price per MCF	$4.65	$2.33	$8.08

     Production of natural gas in 2002 was down compared to the prior year, which contributed to an increase in the price of natural gas during the year. In addition, the amount of natural gas in storage changed from being at near five-year highs at the beginning of the year to significantly below average levels March 31, 2003. Oil prices also rose throughout the year due principally to geopolitical reasons.

     Outside North America, our sales grew during the year to record levels despite the continued depressed activity levels of our clients. However, due to the lower activity levels in North America, the products and services that we offer into those markets suffered during the year. We continue our efforts to expand our market presence by opening strategic facilities and realizing synergies within our business lines. Also, as a result of the consolidation in the oil and gas industry, some of our customers have used, and may continue to use, their global presence and market influence to seek economies of scale and pricing concessions.

Critical Accounting Policies and Estimates

     Management’s discussion and analysis of our financial position and results of operations are based on financial statements prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. and require management to make estimates and assumptions during their preparation. The following critical accounting policies affect our significant judgments:

•	revenue recognition;

•	long-lived assets, intangibles and goodwill;

•	inventory valuation allowances;

•	income taxes; and

•	estimates.

Revenue Recognition

     Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are earned or product title is transferred. We recognize revenue consistent with the guidance set forth in the SEC

Staff Accounting Bulletin No. 101, (“SAB 101”), as amended. To determine proper revenue recognition, we ensure that we follow these principles: (i) persuasive evidence an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Training and consulting service revenues are recognized as the services are performed.

     Sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue once the criteria of Statement of Position
98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” are successfully met. We primarily license our software products under perpetual licenses. Customer support agreements are recorded as unearned revenues and recognized as revenue ratably over the contract period, generally one year.

Long-lived assets, Intangibles and Goodwill

     Property, plant and equipment are carried at cost. Major renewals and improvements are capitalized and depreciated over the respective asset’s remaining useful life. Maintenance and repair costs are charged to expense as incurred. When assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

     Property, plant and equipment held and used by us is reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Indicators of possible impairment include extended periods of idle use and/or an inability to contract specific assets or groups of assets.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued two statements, Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, that amend Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, and supersede APB Opinion No. 17, “Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001. Four of our acquisitions in 2000 and 2001 were accounted for using the pooling-of-interests method of accounting and were completed prior to the adoption of SFAS 141. Goodwill resulting from a business combination from an asset acquisition occurring after June 30, 2001 is to be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. As a result of adoption of SFAS 142, beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Any resulting impairment loss could result in a material adverse effect upon our financial position and results of operations. Upon adoption, in the first quarter of 2002, we recorded an impairment of goodwill of approximately $16.7 million related to our Reservoir Management segment which is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines resulted in a reduction in operating expenses of approximately $4.2 million in 2002.

Inventory Valuation Allowances

     Our valuation reserve for inventory is based on historical data, and various other assumptions and judgments. Should these assumptions and judgments not come to fruition our valuation would change. The industry we operate in is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2002 was $0.3 million compared to $1.8 million at December 31, 2001. If we over or underestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

Income Taxes

     Our income tax expense includes income taxes of The Netherlands, U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. At December 31, 2002, we had recorded approximately $7.7 million of valuation allowances related to our net deferred tax assets. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows.

     For a detailed discussion of our accounting policies see Note 2 of the Notes to Consolidated Financial Statements.

Estimates

     The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and base these estimates on our historical experience as well as on various other assumptions that we believe are reasonable in a given circumstance. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it requires us to make assumptions about matters that were uncertain at the time we are making the estimate and if changes in the estimate under different assumptions would have had a material impact on our financial condition.

     Critical estimates include:

Key Estimate	Nature of Estimates Required	Assumptions Used

Allowance for doubtful accounts	Estimating allowance for doubtful accounts requires that we determine whether customer receivables may not be collectible.	We base our estimate on historical collection activity and our current understanding of the aging of existing amounts outstanding based on our clients’ representations.

Inventory reserves	Estimating reserves for inventory requires forecasting of obsolescence, inventory excess and customer demand as well as taking into account changes in technological advances	We base our estimate on historical excess and obsolescence, as well as our expectations of customer commitments.

Depreciation and amortization	Estimating depreciation and amortization requires us to estimate the useful lives and salvage values of our assets.	Lives assigned reflect our best estimate based on historical data of the respective asset’s useful life and salvage value. If our operating plans change it could result in impairment of these assets.

Key Estimate	Nature of Estimates Required	Assumptions Used

Income taxes	We estimate the likelihood of the recoverability of our deferred tax asset (in particular, net operating loss carryforwards)	We use historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations. If the laws of some of our tax jurisdictions change it could significantly alter our estimates.

Long-lived assets, intangibles and goodwill	We periodically review the recoverability of our assets, particularly when changes in circumstances suggest that the recorded cost may not be recoverable. The measure of possible impairment is based primarily on the ability to recover the balance of the related asset from expected future operating cash flows on an undiscounted basis	We estimate cash flows using internal budgets based on historical information as well as customer commitments and expected market trends. Our impairment analysis is subjective and assumptions regarding future growth rates and operating expenses could have a significant effect on expected future cash flows and our ultimate impairment analysis.

Off-Balance Sheet Arrangements

     We hold investments in unconsolidated subsidiaries whose operations are in-line with those of our core businesses. Our investment and operating percentages in these entities are included in our consolidated financial statements. These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities. They are not consolidated due to the limited influence we have in making management decisions. We do not expect our investments to have a material adverse effect on our financial position or results of operations.

Business

     Core Laboratories was established in 1936 and is currently traded on the New York Stock Exchange.

     We provide our products and services to the world’s major, national and independent oil companies. Our specialty services and products are designed to improve oil and gas recovery from new and existing fields through the following business segments:

•	Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.

•	Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

•	Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients’ reservoirs.

     We plan to continue the expansion of our operations through (i) continuing the development of proprietary technologies through client-driven research and development, (ii) expanding the services and products offered throughout our global network of offices and (iii) acquiring complementary businesses that add key technologies or market presence and enhance existing products and services.

Results of Operations
Service Revenues and Cost of Services
(Dollars in Millions)

     The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment.

     Our revenues are derived from services and product sales. Services revenues in 2002 were $302.1 million as compared to $304.6 million in 2001. While oilfield activity levels in North America were weak, this was offset by sales of our services outside of the North American markets as well as the $3.4 million of revenue attributable to the acquisition of ADS. In 2001, strong demand for our services led to revenue growth of $41.1 million as compared to 2000. These increases were primarily derived from an increase in oilfield activity in the first half of 2001 in North America for our production enhancement projects.

     Costs of services in 2002 were $240.8 million, an increase of $8.1 million from 2001. Costs of services in 2001 were $232.7, an increase of $20.1 million from 2000. Costs of services expressed as a percentage of service revenue were 80%, 76% and 81% in 2002, 2001, and 2000, respectively. The increase in the costs of services percentage was primarily due to the completion of international projects with lower margins coupled with a decrease in higher margin projects in the North American production enhancement business. Costs of services for Venezuela remained steady while revenues declined drastically due to the business disruptions experienced in these countries.

Sales Revenues and Cost of Sales
(Dollars in Millions)

     Decreased sales demand for two consecutive years led to a decline in sales revenue in 2002 and 2001. Sales revenue in 2002 decreased by 13% to $62.7 million compared to $72.0 million in 2001 and decreased by 7% in 2001 as compared to 2000. Significantly lower demand for our products was spurred by the deep decline in drilling for natural gas in the North American markets.

     Costs of sales in 2002 were $60.5 million, a decrease of $0.2 million as compared to 2001. Costs of sales in 2001 decreased $1.7 million from $62.3 million in 2000. Costs of sales expressed as a percentage of sales revenues were 96% in 2002, 84% in 2001 and 80% in 2000. A contributing factor to the decline in margins in 2002 was the currency devaluation in Venezuela $1.8 million.

     General and administrative expenses are comprised of corporate management and centralized administrative services that benefit our operating subsidiaries. We experienced an increase of $4.3 million in 2002 from 2001 and $2.4 million in 2001 from 2000. In 2002, general and administrative expenses as a percentage of revenue were 6% as compared to 4% in 2001 and 2000. The increases were due to increased staffing levels as well as continued implementation of company-wide financial accounting system.

     Depreciation and amortization expense for 2002 was $20.1 million, an increase of $1.7 million as compared to 2001. In 2001 we had an increase of $3.1 million compared to 2000. These increases were due primarily to the additional capital investments that occurred in both 2002 and 2001.

     As a result of the adoption of SFAS 142 beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Under these requirements, in the first quarter of 2002 we reflected impairment of goodwill of approximately $16.7 million related to our Reservoir Management segment. This impairment is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines resulted in a reduction in operating expenses of approximately $4.2 million in 2002.

     During the fourth quarter of 2001, we recorded write-offs and other charges of $5.8 million. These charges were comprised of inventory write-downs of $3.9 million, charges of $0.4 million to write fixed assets down to their fair value, and other costs of $1.5 million to migrate data from legacy computer systems to a global information system database.

     During the fourth quarter of 2001 we also had several transactions that impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements, and an accrual for facility restoration, severance benefits (for approximately 100 field employees) and lease termination costs. The remaining accruals for facility restoration should be utilized in 2003 and the lease obligations will be utilized by May 2005. During 2002 we relocated a facility from Mexico City, Mexico to Villahermosa, Mexico. We intend to complete the relocation of one of our operations from Dallas to the Houston Advanced Technology Center in early 2003. This charge of approximately $3.0 million affected each of our operating segments as follows: Reservoir Description — $0.8 million; Production Enhancement — $0.1 million; Reservoir Management — $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through December 31, 2002 was $1.6 million. This charge is summarized in the following table:

Restructuring Charges

	Lease			Asset
(Dollars in Thousands)	Obligations	Severance	Restoration	Write-offs[1]	Other	Total

Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through December 31, 2002	155	557	285	—	99	1,096

Accrual remaining at December 31, 2002	$405	$—	$95	$—	$45	$545

1)	The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001, $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

     Other expense in 2002 was $2.4 million compared to other income of $0.5 million in 2001 and $1.2 million in 2000. The change from 2001 to 2002 consists primarily of additional foreign currency losses of $2.0 million. The change from 2000 to 2001 was the result of a reduced gain on sale of assets and additional foreign currency losses.

     Interest expense for 2002 was $7.6 million, a decrease of approximately $0.3 million as compared to 2001. Interest expense decreased by $0.4 million in 2001 as compared to 2000. The decrease in interest expense was primarily attributable to lower borrowing costs and lower levels of debt.

     The 2002 effective income tax rate increased to 42% of operating income before cumulative effect of change in accounting principle from the 2001 rate of 28%. This increase was the result of an increase in expenses that are not deductible for tax purposes and an increased valuation allowance on Venezuela deferred tax assets. The decrease from 32% in 2000 to 28% in 2001 reflects the relative increase in international earnings taxed at rates lower than The Netherlands statutory rate. For a reconciliation of the statutory rate of 34.5% to the effective rate, see Note 9 of the Notes to Consolidated Financial Statements.

Segment Analysis

     Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.

Segment Information

Revenues

For the Years Ended December 31,
(Dollars in Thousands)	2002	2001	2000

Reservoir Description	$220,282	$213,917	$192,741
Production Enhancement	91,822	104,262	92,326
Reservoir Management	52,644	58,393	55,866

Total Revenues	$364,748	$376,572	$340,933

Operating income (loss) before interest, taxes
and unusual charges

For the Years Ended December 31, (Dollars in Thousands)	2002	2001[1]	2000

Reservoir Description	$24,952	$33,277	$23,356
Production Enhancement	3,252	14,314	14,370
Reservoir Management	(2,660)	(2,002)	(3,492)
Corporate and other[2]	(4,786)	(287)	156

Income before interest, taxes and unusual charges	$20,758	$45,302	$34,390

1)	Segment amounts exclude unusual charges totaling $8,725 in 2001. The unusual charges, which are comprised of write-offs, restructuring charges and other charges in the fourth quarter of 2001, were allocated as follows: Reservoir Description — $2,549; Production Enhancement — $2,133; Reservoir Management — $2,528 and Corporate and other — $1,515.

2)	“Corporate and other” represents those items that are not directly related to a particular segment.

Reservoir Description

     Reservoir Description revenues for 2002 were $220.3 million, an increase of 3% compared to 2001. This increase was mainly attributable to increased activity levels outside North America. In addition, we experienced an increase in demand for our website services and penetrated new markets in the former Soviet Union. Revenues for 2001 were $213.9 million, an increase of 11% compared to 2000 revenues. During 2001 we introduced technology in our Gulf of Mexico operations in the form of well site and laboratory analysis of unconsolidated core from deepwater reservoirs. Improved market conditions in the Middle East and Asia Pacific also contributed to the increase in revenue.

     Operating income before interest, taxes and unusual charges in 2002 decreased $8.3 million as compared to 2001. Reduced activity levels by our clients in North America were the primary factor for our lower earnings in 2002. Other contributing factors to the decrease were political instability in Venezuela and currency devaluation. We experienced an increase in income before interest, taxes and unusual charges of $9.9 million in 2001 as compared to 2000. Reduced operating costs in the U.S. due to the consolidation of businesses led to the increase in margins in 2001 as compared to 2000.

Production Enhancement

     Production Enhancement revenues for 2002 were $91.8 million, a decrease of 12% compared to 2001 revenues. Due to lower industry activity levels, we continued to experience decreased demand for our well completion and stimulation technologies, primarily in our North American markets. The introduction of two new services, PackScan™ and Completion Profiler™, contributed to the increase in revenue of 13% in 2001 compared to 2000. In addition, we increased Canadian market penetration with proprietary perforating charges and gun systems with our 2001 asset purchase of Tesco Corporation’s Gris Gun.

     Operating income before interest, taxes and unusual charges in 2002 decreased by 77% as compared to 2001. Sales of lower margin services and the general decline in the North American markets impacted earnings in this segment. In 2001, our earnings remained constant compared to 2000. In 2001, in an effort to improve manufacturing efficiencies, we recorded expense in cost of sales of approximately $3.3 million for several initiatives. These initiatives were implemented in the fourth quarter whereby certain processes and business practices were evaluated and improvements were made. These costs were offset by income increases due to new initiatives with our downhole completion technologies and incremental margins on fracture diagnostic and field flood monitoring services as the introduction of new services and products in our production enhancement segment increased.

Reservoir Management

     Reservoir Management revenues for 2002 were $52.6 million, a decrease of 10% compared to 2001 revenues. As part of our refocus effort for this group which we announced at the beginning of the year, we elected to transition from lower margins jobs to more integrated higher margin projects, consequently, revenues decreased. The new projects include higher content of our proprietary services and engineering capabilities for providing field and basin-wide production optimization solutions.

     Despite our continued efforts to refocus our business strategy in this segment, we recognized a loss of $2.7 million in operating income before interest, taxes and unusual charges. In 2001, although we experienced a loss, our margins improved compared to 2000.

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

Liquidity and Capital Resources

     General

     We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     Cash from Operating Activities

     In 2002, $41.0 million in cash was provided by operating activities compared with $28.9 million in 2001. The change from 2001 was primarily a result of non-cash charges, including a cumulative effect of change in accounting principle of $16.7 million due to the impairment of goodwill related to our Reservoir Management segment, as well as an increase in depreciation and amortization of $1.7 million from prior years as a result of depreciation on additional capital investments made in both 2002 and 2001. Provision for doubtful accounts increased by $4.5 million as we recorded a provision based on our historical experience with accounts receivable collection due to current market conditions. Inventory decreased by $6.6 million as part of management’s efforts to improve inventory turns. The decrease in inventory was offset by an increase in prepaid expenses and other current assets of $3.9 million, primarily attributed to an increase in prepaid insurance. Accounts payable increased $5.7 million and other accrued expenses increased $6.5 million.

     For the year ended December 31, 2001 we generated approximately $28.9 million of cash and cash equivalents from operating activities, principally resulting from our net income of $20.6 million, as adjusted for non-cash items such as depreciation and amortization of $18.4 million and goodwill amortization of $4.2 million. Other changes that offset the non-cash items included a decrease in accounts receivable and accounts payable of $2.7 million and $6.8 million, respectively. The decrease in accrued expenses was primarily attributed to income taxes payable of $4.4 million, accrued payroll of $1.6 million and deferred compensation of $1.3 million.

     During the year ended December 31, 2000 cash provided by operating activities was $7.8 million resulting from our net income and adjustments for non-cash expenses such as depreciation and amortization of $15.2 million, goodwill amortization of $4.1 million and deferred income tax benefit of $1.2 million. These items were offset by changes in assets and liabilities which included an increase in accounts receivable of $26.9 million, an increase in inventory of $8.5 million and an increase in accounts payable of $5.0 million.

     Cash from Investing Activities

     Our investing activities used $25.3 million in 2002 compared to using $40.8 million in 2001, while 2000 investing activities used $28.9 million. During 2002, we incurred capital expenditures of $19.1 million, which included a lab and office facility in Russia for approximately $3.0 million. We also acquired certain assets from ADS for approximately $8.0 million and received proceeds from the sale of assets of approximately $1.8 million.

     Our investing activities for 2001 were attributable to capital expenditures of $29.0 million and the acquisition of Gris Gun for $12.8 million in cash. During the year ended December 31, 2000, we incurred capital expenditures of $33.4 million, which included cash outlays for the facility consolidated in Houston.

     Cash from Financing Activities

     We repaid debt and repurchased our common shares in 2002, as a result, our financing activities used $15.2 million in 2002, compared to providing $13.9 million in 2001, while 2000 financing activities provided $14.8 million. The significant financing activities in 2002 were as follows:

•	We enacted a share repurchase program approved by shareholders at our annual meeting in May 2002. The program authorized the purchase of up to 10% of our outstanding shares through November 29, 2003. The repurchase of shares in the open market is at the discretion of management. During 2002, we repurchased approximately 860,400 shares for an aggregate purchase price of approximately $9.0 million. We may use these shares to finance future acquisitions.

•	Our total borrowings were $16.7 million, while repayments were approximately $23.5 million.

     Our financing activities for 2001 included total borrowings of approximately $20.0 million, while repayments were approximately $8.7 million. In 2000, we completed a public offering in which certain shareholders sold 4,644,988 of their common shares. In connection with the offering, the underwriters exercised their over-allotment option and purchased 696,748 common shares from us, which resulted in net proceeds of $17.2 million. These funds were used principally to reduce indebtedness and fund capital expenditures.

     Credit Facilities and Available Future Liquidity

     We maintain financial flexibility through our $100 million Credit Facility of which $87.0 million was available at December 31, 2002. As of March 31, 2003, approximately $83.0 million was available under this Credit Facility. In addition, we have Senior Notes, which bear interest at an average interest rate of 8.16%. The Senior Notes require semi-annual interest payments; interest payments on the Credit Facility are made based on the interest period selected. The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants contained in our credit agreements at December 31, 2002. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both credit agreements.

     We lease certain property, primarily land and buildings as well as office equipment and vehicles that are included in our analysis of operating leases.

     The following table summarizes our future contractual obligations (in thousands):

		Less than			More than
	Total	1 year	2-3 Years	4-5 Years	5 Years

Contractual Obligations:
Long-term debt	$89,100	$1,100	$20,000	$22,000	$46,000
Capital leases	80	45	35	—	—
Operating leases	17,045	3,339	3,735	2,245	7,726

Total contractual obligations	$106,225	$4,484	$23,770	$24,245	$53,726

     We additionally have standby letters of credit as security for bids and performance on certain contracts of approximately $2.6 million. We do not believe these letters of credit will be drawn.

     In connection with the ADS acquisition, additional purchase price consideration may be due dependent upon the outcome of certain contingent targets included within the purchase agreement; the maximum additional consideration would be $8.0 million. Any such consideration would subsequently result in an adjustment to goodwill.

     We expect our capital expenditure program to be approximately $20.0 million in 2003. In addition, we plan to continue our repurchase of shares on the open market through our stock buy-back program. Our share repurchase is dependent on market conditions as well as our ability to generate free cash flow.

     Our ability to maintain and increase our operating income and cash flow is dependent upon continued capital spending. We believe our cash on hand, future cash flow from operations, supplemented, if necessary, by our borrowing capacity and issuances of additional equity should be sufficient to meet debt requirements, capital expenditures, working capital and future acquisitions.

Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued two statements, SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, that amend APB Opinion No. 16, “Business Combinations”, and supersede APB Opinion No. 17, “Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001. Goodwill resulting from a business combination after June 30, 2001 is to be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. As a result of adoption of SFAS 142, beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Any resulting impairment loss could result in a material adverse effect on our financial position and results of operations. Upon adoption, in the first quarter of 2002 we recorded an impairment of goodwill of approximately $16.7 million related to our Reservoir Management segment, which is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines resulted in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill.

     In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. SFAS 143 will be effective for fiscal years beginning after December 31, 2002.

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 provides updated guidance for recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS 144 did not have a material adverse effect upon our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Due to the nature of our business, FASB 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and states that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. APB Opinion No. 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The provisions of SFAS 145 related to the classification of gains or losses attributable to debt extinguishments are effective for fiscal years beginning after May 15, 2002. We do not expect SFAS 145 to have a material adverse effect upon our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of commitment to an exit or disposal plan. We will adopt SFAS 146 for all exit or disposal activities initiated after December 31, 2002. We do not expect SFAS 146 to have a material adverse effect upon our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, which we have adopted as of December 31, 2002. We do not expect the remaining provisions of SFAS 148 to have a material adverse effect upon our financial position or results of operations.

     In November 2002 the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party. The initial recognition and measurement provisions of FIN 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

     In January 2003 the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (“VIEs”) by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Based on current information, we believe we have no material interests in VIEs that will require disclosure or consolidation under FIN 46.

Inflation

     Due to the low inflationary rates in 2002, 2001 and 2000, the impact of inflation on our results of operations was insignificant.

Income Taxes

     As more fully described in Note 9 of the Notes to Consolidated Financial Statements at December 31, 2002, we had tax net operating loss carryforwards in various tax jurisdictions of approximately $47.3 million. If unused, those carryforwards subject to expiration will expire over the years 2003 through 2022. Although realization is not assured, we anticipate taxable income in future years will allow us to fully utilize the carryforwards that have not had a valuation allowance placed against them.

Outlook

     We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American spending by our clients to increase slightly from 2002 levels in response to increasing oilfield activity. However, we believe that the activity levels outside of North America will remain constant compared to 2002 levels. We expect to meet ongoing working capital and capital expenditure requirements from a combination of cash on hand, cash flow from operations and available borrowings under our revolving Credit Facility.

Forward-Looking Statements

     This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, concerning among other things, our expected revenues, expenses and profit, our prospects, and business strategies and development, all of which are subject to certain risks, uncertainties and assumptions. When used in this document, words such as “anticipate” “believe”, “expect”, “plan”, “intend”, “estimate”, “project”, “budget”, “forecast”, “will”, “should”, “could”, “may”, “predict” and similar expressions are intended to identify forward-looking statements. We based our statements on our current expectations, estimates, historical trends, current conditions and other factors we believe are appropriate under the circumstances. Such statements are subject to various risks and uncertainties related to the oil and gas industry, business conditions, international markets, international political climates and other factors that are beyond our control. We caution you that these statements are not guarantees of future performance. Accordingly, our actual outcomes and results may differ materially from what we express or forecast in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to (i) interest rate changes and (ii) fluctuations in foreign currency exchange rates, (although we have experienced losses from time-to-time) are material. During 1999, we issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans that significantly reduced our exposure to upward interest rate changes. This section should be read in conjunction with Note 8 — “Long-Term Debt and Capital Lease Obligations” and Note 12 — “Concentration of Credit Risk” of the Notes to Consolidated Financial Statements.

Interest Rate Risk

     We are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2002, our variable rate debt outstanding of $13.0 million approximated its fair value. A one percent change in the interest rate would result in a change of approximately $130,000 in interest expense on an annual basis. We attempt to balance the benefit of variable rate debt that has inherent increased risk with fixed rate debt that has less market risk.

Foreign Currency Risk

     We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not hold or issue forward exchange contracts or other derivative instruments for speculative purposes. (A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given date and at a specified rate.) The most significant foreign currency issue in 2002 arose in connection with our operations in Venezuela. Our Venezuelan operation contributed approximately 3% of our revenues. Because of the recent political and financial crisis in Venezuela, their currency, the Bolivar devalued by approximately 43% during the year ended December 2002. We recognized a foreign currency loss of approximately $1.8 million related to our operations and financial position in this country during 2002.

Credit Risk

     Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Major banks or investment firms hold cash and cash equivalents such as deposits and temporary cash investments. Our trade receivables are with a variety of domestic, international and national oil and gas companies. Management considers this credit risk to be limited due to the creditworthiness and financial resources of these financial institutions and companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For the financial statements and supplementary data required by this Item 8, see index to Consolidated Financial Statements and Schedules at Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

     Part III (Items 10 through 13) will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company’s Disclosure Controls and Internal Controls

     Within the 90 days prior to the date of this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (Disclosure Controls), and our “internal controls and procedures for financial reporting” (Internal Controls). This evaluation (the Controls Evaluation) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

CEO and CFO Certifications

     Immediately following the Signatures section of this Annual Report are the CEO and CFO certifications (the Rule 302 Certifications) required by Section 302 of the Sarbanes-Oxley Act of 2002. This Controls and Procedures section of the Annual Report includes the information concerning the Controls Evaluation referred to in the Rule 302 Certifications and it should be read in conjunction with the Rule 302 Certifications for a more complete understanding of the topics presented.

     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 has been filed as correspondence with the Securities and Exchange Commission and is incorporated by reference in this form 10-K.

Disclosure Controls and Internal Controls

     Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations on the Effectiveness of Controls

     Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, the company’s implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated by other personnel in our finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

     Among other matters, we sought in our evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in our Internal Controls, and whether we had identified any acts of fraud involving personnel with a significant role in the our Internal Controls. In professional auditing literature, “significant deficiencies” are referred to as “reportable conditions,” which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines “material weakness” as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

     As described below under “Changes in Disclosure Controls and Internal Controls”, we have identified certain deficiencies in our controls and procedures. However, we believe the corrective actions we have taken and the additional procedures we have performed, as described below in more detail, provide us with reasonable assurance that the identified control weaknesses have not limited the effectiveness of our controls and procedures.

Changes in Disclosure Controls and Internal Controls

     Management and the Audit Committee are aware of conditions relating primarily to our operations primarily in Mexico and Venezuela that are considered to be a “material weakness” and “reportable conditions” in our Disclosure Controls and our Internal Controls for the year ended December 31, 2002 under standards established by the American Institute of Certified Public Accountants. In particular, the aforementioned weaknesses in both our Disclosure Controls and Internal Controls pertain to the following areas, (i) revenue cycle process, including revenue recognition, calculation of deferred revenue and monitoring of past due accounts, (ii) the process surrounding accurate reconciliation of account balances and (iii) regular reconciliation of general ledger accounts to supporting documentation. Management and the Audit Committee have taken actions with respect to the material weaknesses and significant deficiencies, including (1) the replacement of the head of an operating unit, the country manager, the country controller and the authorization of the hiring of five additional accounting personnel, (2) the expansion of our financial review and internal control function by two additional professional internal auditors, (3) additional training (or re-training where necessary) of our personnel worldwide, and (4) the acceleration of the installation effort of our company-wide financial accounting system.

     As part of our effort to have a common system of Internal Controls applicable to our operations world-wide, in 2001, we began an implementation of an enterprise-wide general ledger software system that included an Enterprise Resource Planning (ERP) System for our manufacturing operations and budget and planning modules, as well as new business processes and procedures to support the software designed to provide us with a common set of Internal Controls in those locations where the new system is implemented. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. At the end of 2001, approximately 52% of our business activity (as expressed in terms of consolidated revenues) was on this software system utilizing common business process and controls, primarily in the United States. In 2002, we installed this software and common set of Internal Controls for our operations in Canada, the United Kingdom, and Mexico. At the end of 2002, including the new locations on our common system, we had approximately 62% of our business activity on this software system utilizing common business process and controls. Further, we expect to install this same software system and related new business processes and procedures into additional locations during 2003. We expect to install this software and common set of Internal Controls for our operations in Venezuela, Australia, Thailand, The Netherlands, and certain other locations in Europe. We expect to have, by the end of 2003, approximately 84% of our business activity on this software system utilizing common business process and controls. As this system is installed into these locations in 2003, we will implement a common set of Internal Controls through the new business processes and procedures.

     Further, Management believes that the corrective actions, when taken, will provide us with reasonable assurance that the identified issues will not limit the effectiveness of our Disclosure Controls or Internal Controls. Management believes that we have successfully implemented procedures addressing the “material weakness” and “reportable conditions” in our controls.

Conclusions

     Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations and changes noted above, our Disclosure Controls are effective to ensure that material information relating to Core Laboratories and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	Financial Statements

     The following reports, financial statements and schedules are filed herewith on the pages indicated:

Financial Statement Schedules

     All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes hereto.

(b)	Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2002.

(c)	Exhibits

     The following exhibits are incorporated by reference to the filing indicated or are filed herewith.

Incorporated by Reference
Exhibit No.		Exhibit Title	from the Following Documents

3.1	-	Articles of Association of the Company, as amended (including English translation)	Form F-1, September 20, 1995

4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.2	-	Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.3	-	Form of Registration Rights Agreement to be entered into by the Company and certain of its shareholders, dated September 15, 1995	Form 10-Q, November 10, 1995

10.4	-	Purchase and Sale Agreement between Core Holdings B.V. and Western Atlas International, Inc., Western Atlas International Nigeria Ltd., Western Atlas de Venezuela, C.A., Western Atlas Canada Ltd. and Core Laboratories Australia Pty. Ltd. dated as of September 30, 1994	Form F-1, September 20, 1995

10.5	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995

10.6	-	Indemnification Agreements, each dated as of October 20, 1995, between the Company and each of its directors and executive officers	Form 10-Q, November 10, 1995

10.7	-	Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997	Form S-3, November 20, 1997

10.8	-	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998	Form 10-K, March 31, 1998

10.9	-	Core Laboratories Supplemental Executive Retirement Plan for John D. Denson effective January 1, 1999	Form 10-Q, November 15, 1999

10.10	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999	Form 10-Q, November 15, 1999

10.11	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999	Form 10-Q, November 15, 1999

10.12	-	Amendment to Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, Bank of America, N.A. and the Bank Group, dated as of July 22, 1999	Form 10-Q, November 15, 1999

10.13	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, November 15, 1999

10.14	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001

10.15	-	Second Amendment to Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001

10.16	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David Michael Demshur dated as of December 31, 2001	Form 10-K, March 25, 2001

10.17	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard Lucas Bergmark dated as of December 31, 2001	Form 10-K, March 25, 2001

10.18	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John David Denson dated as of December 31, 2001	Form 10-K, March 25, 2001

10.19	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty Lee Davis dated as of December 31, 2001	Form 10-K, March 25, 2001

10.20		Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and David Demshur dated as of June 1, 2002	Filed Herewith

10.21		Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Richard Bergmark dated as of June 1, 2002	Filed Herewith

10.22		Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and John Denson dated as of June 1, 2002	Filed Herewith

10.23		Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Monty Davis dated as of June 1, 2002	Filed Herewith

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

99.1	-	Requirements for Arthur Andersen LLP auditing clients	Filed Herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V. By: Core Laboratories International B.V.

Date: April 4, 2003	By:	/s/ JACOBUS SCHOUTEN

Jacobus Schouten Supervisory Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 4th day of April, 2003.

Signature	Title

/s/ DAVID M. DEMSHUR David M. Demshur	President, Chief Executive Officer, Chairman and Supervisory Director

/s/ RICHARD L. BERGMARK Richard L. Bergmark	Executive Vice President, Chief Financial Officer, Treasurer and Supervisory Director

/s/ C. BRIG MILLER C. Brig Miller	Chief Accounting Officer

/s/ JOSEPH R. PERNA Joseph R. Perna	Supervisory Director

/s/ JACOBUS SCHOUTEN Jacobus Schouten	Supervisory Director

/s/ RENE R. JOYCE Rene R. Joyce	Supervisory Director

/s/ D. JOHN OGREN D. John Ogren	Supervisory Director

/s/ ALEXANDER VRIESENDORP Alexander Vriesendorp	Supervisory Director

Certification

I, David M. Demshur, certify that:

1.     I have reviewed this annual report on Form 10-K of Core Laboratories N.V.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have);

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function).

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

By: /s/ David M. Demshur
 David M. Demshur
        Chief Executive Officer

I, Richard L. Bergmark, certify that:

1.     I have reviewed this annual report on Form 10-K of Core Laboratories N.V.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have);

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function).

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 4, 2003

By: /s/ Richard L. Bergmark
 Richard L. Bergmark
    Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations and comprehensive income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation). and its subsidiaries (the Company) as of December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The Company’s consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, prior to the revision described in Note 7 of the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 21, 2002.

     As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002, in accordance with SFAS No. 142.

     As discussed above, the Company’s consolidated financial statements as of December 31, 2001 and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 7, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures for 2001 and 2000 included in Note 7. In our opinion, the transitional disclosures for 2001 and 2000 in Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 financial statement of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Houston, Texas
April 2, 2003

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN IS UNABLE CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

AS DISCUSSED IN NOTE 7, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND INTANGIBLE ASSETS. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 AND 2002 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Supervisory Board of Directors and Shareholders of
Core Laboratories N.V.:

     We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. (a Netherlands corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Houston, Texas
March 21, 2002

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(In thousands, except share and per share data)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,876	$14,456
Accounts receivable, less allowance for doubtful accounts of $8,853 and $7,829 at 2002 and 2001, respectively	100,602	104,933
Inventories, net	34,532	41,109
Prepaid expenses and other current assets	13,671	9,728
Deferred tax asset	11,992	9,123

Total current assets	175,673	179,349

PROPERTY, PLANT AND EQUIPMENT, net	95,452	97,615
INTANGIBLES, net	8,913	7,561
GOODWILL, net	133,446	143,696
OTHER ASSETS	7,669	11,279

Total assets	$421,153	$439,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$1,145	$506
Accounts payable	25,407	19,721
Accrued payroll and related costs	9,662	6,808
Taxes other than payroll and income	3,224	4,141
Unearned revenues	1,709	3,198
Income taxes payable	—	893
Accrued interest	2,891	3,017
Other accrued expenses	6,046	1,723

Total current liabilities	50,084	40,007

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	88,035	95,121
DEFERRED COMPENSATION	3,544	2,369
DEFERRED TAX LIABILITY	14,461	13,350
OTHER LONG-TERM LIABILITIES	6,539	12,232
MINORITY INTEREST	344	815
COMMITMENTS AND CONTINGENCIES (NOTE 14)
SHAREHOLDERS’ EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.01 par value; 100,000,000 shares authorized, 33,275,910 issued and 32,415,510 outstanding at 2002 and 33,204,571 issued and outstanding at 2001	546	546
Additional paid-in capital	187,364	186,751
Retained earnings	79,247	88,309
Treasury shares (at cost), 860,400 at 2002	(9,011)	—

Total shareholders’ equity	258,146	275,606

Total liabilities and shareholders’ equity	$421,153	$439,500

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except per share data)

	2002	2001	2000

REVENUES:
Services	$302,098	$304,568	$263,519
Sales	62,650	72,004	77,414

	364,748	376,572	340,933
OPERATING EXPENSES:
Costs of services	240,847	232,683	212,553
Costs of sales	60,461	60,625	62,252
General and administrative expenses	20,183	15,929	13,540
Depreciation and amortization	20,097	18,361	15,231
Goodwill amortization	—	4,174	4,130
Write-offs and other charges	—	5,750	—
Restructuring charges	—	2,975	—
Other (income) expense, net	2,402	(502)	(1,163)

OPERATING INCOME	20,758	36,577	34,390
INTEREST EXPENSE	7,603	7,921	8,314

OPERATING INCOME BEFORE INCOME TAX EXPENSE	13,155	28,656	26,076
INCOME TAX EXPENSE	5,525	8,024	8,246

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	7,630	20,632	17,830

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(16,692)	—	—

NET INCOME (LOSS)	$(9,062)	$20,632	$17,830

PER SHARE INFORMATION:

BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.23	$0.62	$0.55

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.50)	—	—

BASIC EARNINGS (LOSS) PER SHARE	$(0.27)	$0.62	$0.55

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	33,174	33,075	32,388

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.23	$0.60	$0.53

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.50)	—	—

DILUTED EARNINGS (LOSS) PER SHARE	$(0.27)	$0.60	$0.53

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	33,174	34,272	33,539

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except share data)

	Common Shares
			Additional		Treasury	Total
	Number of		Paid-In	Retained	Stock,	Shareholders’
	Shares	Amount	Capital	Earnings	at cost	Equity

BALANCE, December 31, 1999 (as previously reported)	31,781,094	$527	$162,354	$49,847	$—	$212,728
EXERCISE OF OVER-ALLOTMENT OPTION	696,748	9	17,239	—	—	17,248
ADJUSTMENT FOR POOLING OF INTEREST	30,516	—	118	(1,322)	—	(1,204)
STOCK OPTIONS EXERCISED	305,660	4	3,137	—	—	3,141
NET INCOME	—	—	—	19,152	—	19,152

BALANCE, December 31, 2000	32,814,018	540	182,848	67,677		251,065
STOCK OPTIONS EXERCISED	290,553	4	2,956	—	—	2,960
SHARES ISSUED FOR MINORITY INTEREST	100,000	2	947	—	—	949
NET INCOME	—	—	—	20,632	—	20,632

BALANCE, December 31, 2001	33,204,571	546	186,751	88,309	—	275,606
STOCK OPTIONS EXERCISED	71,339	—	613	—	—	613
REPURCHASES OF COMMON SHARES	—	—	—	—	(9,011)	(9,011)
NET LOSS	—	—	—	(9,062)	—	(9,062)

BALANCE, December 31, 2002	33,275,910	$546	$187,364	$79,247	$(9,011)	$258,146

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,062)	$20,632	$17,830
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	16,692	—	—
Provision for doubtful accounts	4,540	251	1,050
Equity earnings (losses) of affiliates	102	(325)	260
Minority interest	(471)	183	598
Stock compensation	472	—	—
Depreciation and amortization	20,097	18,361	15,231
Goodwill amortization	—	4,174	4,130
Debt issuance costs amortization	247	544	564
Loss (gain) on sale of fixed assets	1,083	(153)	(627)
Deferred income taxes	(1,758)	(17)	(1,243)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,304)	2,654	(26,890)
Inventories	6,577	(2,190)	(8,542)
Prepaid expenses and other current assets	(3,943)	(2,456)	3,268
Net deferred tax	—	6,961	(1,077)
Other assets	(511)	—	—
Accounts payable	5,686	(6,798)	5,025
Accrued expenses	6,536	(9,356)	(364)
Other long-term liabilities	—	(1,542)	(2,661)
Other	—	(2,061)	1,271

Net cash provided by operating activities	40,983	28,862	7,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,136)	(29,045)	(33,352)
Acquisitions, net of cash acquired	(7,991)	(12,810)	—
Proceeds from sale of assets	1,789	1,561	4,135
Other	—	(548)	299

Net cash used in investing activities	(25,338)	(40,842)	(28,918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of over-allotment option	—	—	17,248
Repayment of debt	(23,521)	(8,664)	(23,992)
Proceeds from debt borrowings	16,703	20,021	20,231
Capital lease obligations, net	(9)	(211)	(1,750)
Stock options exercised	613	2,960	3,141
Repurchase of common shares	(9,011)	—	—
Other	—	(189)	(96)

Net cash provided by (used in) financing activities	(15,225)	13,917	14,782

NET CHANGE IN CASH AND CASH EQUIVALENTS	420	1,937	(6,313)
CASH AND CASH EQUIVALENTS, beginning of year	14,456	12,519	18,832

CASH AND CASH EQUIVALENTS, end of year	$14,876	$14,456	$12,519

Supplemental disclosures of cash flow information:
Cash payments for interest	$7,420	$7,022	$7,003
Cash payments for income taxes	$9,813	$7,900	$3,368

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002.

1. DESCRIPTION OF BUSINESS

     Core Laboratories N.V., a Netherlands corporation, and its wholly owned subsidiaries (“Core Laboratories”, “we”, “our” or “us”) is one of the world’s leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services. These services enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We provide our services to the world’s major, national and independent oil companies. We currently operate over 70 offices in more than 50 countries.

     Our business units have been aggregated into three complementary segments, which provide products and services for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

•	Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.

•	Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

•	Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients’ reservoirs.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Core Laboratories and its subsidiaries and have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). All significant intercompany transactions and balances have been eliminated in consolidation. The equity method of accounting is used for all investments in which we have less than a majority interest and do not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. Our consolidated financial statements at December 31, 2000 and for the two years in the period ended December 31, 2000 have been restated for all prior periods presented to include the financial position and results of operations our acquisitions accounted for using the pooling-of-interests method of accounting. See Note 3 for additional information regarding acquisitions.

     Use of Estimates

     The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and base these estimates on our historical experience as well as on various other assumptions that we believe are reasonable in a given circumstance. Actual results could differ from those estimates under different assumptions or conditions.

     Critical estimates used by management include:

•	allowance for doubtful accounts;

•	inventory valuation allowances;

•	depreciation and amortization;

•	income taxes; and

•	long-lived assets, intangibles and goodwill.

     Comprehensive income (loss)

     In addition to net income, comprehensive income is comprised of “other comprehensive income (loss)” which includes all charges and credits to equity that are not the result of transactions with owners. There were no other comprehensive income items for the three years ended December 31, 2002, 2001 and 2000.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and all highly liquid debt instruments with an original maturity of three months or less when purchased.

     Inventories

     Inventories consist of manufactured goods, materials and supplies used for sales or services to customers. Inventories are stated at the lower of average cost or estimated net realizable value, and are reflected net of valuation reserves.

     Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets is comprised primarily of prepaid insurance and rents.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

Buildings and leasehold improvements Machinery and equipment	3 – 40 years 3 – 10 years

     Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in operations. We incurred and expensed approximately $2,693,000, $3,386,000 and $3,100,000 in repair and maintenance costs for the years ended December 31, 2002, 2001 and 2000, respectively.

     Long-Lived Assets

     U.S. GAAP requires that long-lived assets to be held and used, including intangibles, be reviewed for impairment whenever changes in circumstances indicate that the carrying value may not be recoverable. The carrying value is considered impaired when anticipated, separately identifiable, undiscounted cash flows from such asset are less than the carrying value of the asset. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.

     Intangibles and Goodwill

     Intangibles include patents, trademarks, and trade names. Intangibles are amortized using the straight-line method based on the estimated useful life of the retired intangible.

     Goodwill represents the excess of purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued two statements, Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, that amend Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, and supersede APB Opinion No. 17, “Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001. This statement requires that goodwill resulting from a business combination after June 30, 2001 be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. Beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. We determined our reporting unit level to be our operating units. Using the discounted cash flow method under the requirements of SFAS 142, we have reflected impairment of goodwill of approximately $16.7 million related to our Reservoir Management Segment as a result of adoption of SFAS 142 on January 1, 2002. This impairment was recorded in the first quarter of 2002 and is reflected in the statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines will result in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill.

     Other Assets

     Other assets include $2,179,000 of assets held for sale. We expect to dispose of these assets in 2003. Also included are investments in unconsolidated subsidiaries whose operations are in-line with those of our core businesses. These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities. We received cash dividends from these unconsolidated affiliates of approximately $266,000 in 2002. These investments are accounted for using the equity method of accounting. We hold a 50% investment in China Corelab Limited valued at $250,000, which is accounted for using the cost method of accounting. In addition, in 2002 we acquired an investment, held at cost, valued at approximately $266,000. These entities are not consolidated due to the limited influence we have in making management decisions. Investments were $1,115,000 and $951,000 at December 31, 2002 and 2001, respectively. In addition, cash surrender value of life insurance of $2,119,000 and other items of $2,256,000 are also included in other assets.

     Income Taxes

     We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the asset is recovered or the liability is settled.

     Revenue Recognition

     Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are earned or product title is transferred. We recognize revenue consistent with the guidance set forth in the Securities and Exchange Commission’s (“SEC’s”) Staff Accounting Bulletin No. 101, (“SAB 101”), as amended. To properly recognize revenue we ensure that we follow these principles: (i) persuasive evidence an arrangement exists; (ii) delivery has occurred or services rendered; (iii) the fee is fixed and determinable; and (iv) collectibility is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Training and consulting service revenues are recognized as the services are performed.

     Sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue once the criteria of Statement of Position
98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” are successfully met. We primarily license our software products under perpetual licenses. Customer support agreements are recorded as unearned revenues and recognized as revenue ratably over the contract period, generally one year.

     Foreign Currencies

     Our functional currency is the U.S. dollar. Accordingly, foreign entities remeasure monetary assets and liabilities to U.S. dollars at year-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation and amortization and certain components of cost of sales, which are remeasured at historical rates. For the years ended December 31, 2002, we incurred remeasurement losses of $2,678,000. Such amounts have been included in “Other (income) expense, net” of the accompanying Consolidated Statement of Operations and Comprehensive Income (loss).

     Stock-Based Compensation

     SFAS 123, “Accounting for Stock-Based Compensation”, encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial model. We have adopted the disclosure-only provisions of SFAS 123. We apply APB Opinion 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs to be recorded on options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock-based plans. We have, however, included option shares in the fully diluted shares outstanding calculation that is used to determine fully diluted earnings per share. If we had accounted for our stock-based compensation plans using the fair value recognition provision of SFAS 123, our net income and diluted earnings per share would have been reduced to the pro forma amounts as follows:

	Year Ended December 31,

	2002	2001	2000

Net income (loss):
As reported	$(9,062)	$20,632	$17,830
Less: stock-based compensation expense determined under fair value method	$4,766	$7,595	$8,384

Pro forma	$(13,828)	$13,037	$9,446

Basic earnings (loss) per share:
As reported	$(0.27)	$0.62	$0.55
Pro forma	$(0.42)	$0.39	$0.29
Diluted earnings (loss) per share:
As reported	$(0.27)	$0.60	$0.53
Pro forma	$(0.42)	$0.38	$0.28
Weighted-average fair value of options granted	$11.39	$13.34	$19.46

     See Note 10 for additional information. The pro forma value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000

Risk free interest rate	4%	5%	5%
Expected volatility	40%	63%	66%
Expected lives (in years)	7	7	8
Expected dividend yield	0%	0%	0%

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

     Research and Development

     The market for our products and services is characterized by changing technology and frequent product introduction. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. Many of our acquisitions have allowed us to obtain the benefits of the acquired company's research and development projects without the significant costs that would have been incurred if we had attempted to develop the products and services on our own. Research and development expenditures are charged to expense as incurred. We intend to continue committing substantial financial resources and effort to the development and acquisition of new products and services. Over the years, we have made a number of technological advances, including the development of key technologies utilized in our operations. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. While we have acquired many of our new technologies, we incur expenses relating to our ongoing research and development program.

     Earnings Per Share

     Basic earnings per common share amounts were computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the net additional shares, based on the treasury stock method, which would be issued if all dilutive stock options outstanding were exercised.

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share (in thousands):

	2002	2001	2000

Weighted average basic common shares outstanding	33,174	33,075	32,388
Effect of dilutive stock options[1]	—	1,197	1,151

Weighted average diluted common shares outstanding	33,174	34,272	33,539

1)	Options of 3,971,659 and restricted stock of 132,852 (Note 10) were not included in the computation of diluted EPS because they are antidilutive for the year ended December 31, 2002. Options totalling 705,081 and 14,676 were not included in the computation of diluted EPS because they are antidilutive for the year ended December 31, 2001 and 2000, respectively.

     Treasury Shares

     We enacted a share repurchase program approved by shareholders at our annual meeting in May 2002. The program authorized the purchase of up to 10% of our outstanding shares through November 29, 2003. The repurchase of shares is at the discretion of management and takes place in the open market. We repurchased approximately 860,400 shares for an aggregate purchase price of $9.0 million during 2002. We may use these shares to finance future acquisitions.

     Recent Pronouncements

     In June 2001, the FASB issued two statements, SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets”, that amend Accounting Principles Board (“APB”) Opinion No. 16, “Business Combinations”, and supersede APB Opinion No. 17, “Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method on all business combinations initiated after June 30, 2001. Goodwill resulting from a business combination after June 30, 2001 is to be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. As a result of adoption of SFAS 142, beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Any resulting impairment loss could result in a material adverse effect on our financial position and results of operations. Upon adoption, in the first quarter of 2002, we recorded an impairment of goodwill of approximately $16.7 million related to our Reservoir Management segment, which is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines resulted in a reduction of approximately $4.2 million in annual operating expenses, assuming no additional impairment of goodwill.

     In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. SFAS 143 will be effective for fiscal years beginning after December 31, 2002. We do not expect SFAS 143 to have a material adverse effect upon our financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 provides updated guidance for recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS 144 did not have a material adverse effect upon our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Due to the nature of our business, FASB 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and states that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. APB Opinion No. 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The provisions of SFAS 145 related to the classification of gains or losses attributable to debt extinguishments are effective for fiscal years beginning after May 15, 2002. We do not expect SFAS 145 to have a material adverse effect upon our financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather that at the date of commitment to an exit or disposal plan. We will adopt SFAS 146 for all exit or disposal activities initiated after December 31, 2002. We do not expect SFAS 146 to have a material adverse effect upon our financial position or results of operations.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, which we have adopted as of December 31, 2002. We do not expect the remaining provisions of SFAS 148 to have a material adverse effect upon our financial position or results of operations.

     In November 2002 the FASB issued Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party. The initial recognition and measurement provisions of FIN 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003 the FASB FIN No. 46, “Consolidation of Variable Interest Entities,” which addresses the consolidation of variable interest entities (VIEs”) by business enterprises that are the primary beneficiaries. A

VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Based on current information, we believe we have no material interests in VIEs that will require disclosure or consolidation under FIN 46.

3. ACQUISITIONS

     2002 Acquisitions

     On July 1, 2002, we acquired certain assets of Advanced Data Solutions (“ADS”) for approximately $8.0 million in cash. The addition of the ADS assets strengthens the Reservoir management segment by providing additional depth-imaging and velocity modeling services. The transaction resulted in an increase in goodwill of approximately $5.7 million. In accordance with SFAS 142, goodwill relating to this purchase will not be amortized. Additional purchase price consideration may be due dependent upon the outcome of certain contingent targets included within the purchase agreement; the maximum additional consideration would be $8.0 million. Any such consideration would subsequently result in an adjustment to goodwill. Proforma financial information is not presented, as the historical results of ADS are not material to the consolidated financial position or results of operations.

     The allocation of the purchase price and a reconciliation of the cash used for this purchase is as follows (in thousands):

Fair Value of Assets and Liabilities:
Working Capital	$980
Intangible Assets	1,280
Goodwill	5,731

Net purchase price	$7,991

     There were no amounts identified as research and development assets that required write-off at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combination Accounted for by the Purchase Method. The acquired intangible assets have a weighted-average useful life of approximately four years and include non-compete agreements, customer contracts and employment contracts. The goodwill was assigned to the Reservoir Management segment and is expected to be fully deductible for tax purposes.

     2001 Acquisitions

     On August 1, 2001, we acquired all of the assets of Tesco Corporation’s Gris Gun (“Gris Gun”) business for approximately $12.8 million. Gris Gun supplies wellbore perforating gun systems and other related completion products primarily to the Canadian market. The transaction was accounted for using the purchase method of accounting and resulted in an increase in goodwill of approximately $6.1 million. In accordance with SFAS 142, goodwill relating to this purchase was not amortized.

     On May 24, 2001, we acquired all of the outstanding shares of PROMORE Engineering Inc. (“PROMORE”), a privately held company based in Canada. PROMORE provides innovative solutions for production optimization and monitoring of reservoir environments with permanent real-time systems. We issued approximately 606,000 shares in exchange for all of the outstanding shares of PROMORE. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, our consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of PROMORE.

     2000 Acquisitions

     On December 20, 2000, we acquired all of the outstanding shares of Core Petrophysics, Inc. (“CPI”), a privately held company based in Houston, Texas. CPI is engaged in the petrophysical characterization of partially consolidated and unconsolidated reservoirs that make up the majority of deepwater reservoirs around the world. We issued approximately 516,000 shares in a share-for-share exchange. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, our consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of CPI.

     On June 20, 2000, we acquired all of the outstanding shares of Production Enhancement Corporation (“PENCOR”), a privately held company based in Broussard, Louisiana. PENCOR provides fluid phase behavior services used to characterize crude oils, natural gases and other reservoir fluids. We issued approximately 275,000 shares in exchange for all of the outstanding shares of PENCOR and assumed approximately $2.5 million in debt. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, our consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of PENCOR.

     On January 12, 2000, we acquired all of the outstanding shares of TomoSeis Corporation (“TomoSeis”), a privately held company based in Houston, Texas. TomoSeis provides detailed reservoir imaging services that are a component of timelapse (4D) seismic and reservoir monitoring programs. We issued approximately 232,000 shares and assumed outstanding stock options exercisable for approximately 396,000 of our common shares. Proceeds from the exercise of these stock options, when exercised, will be approximately $2.1 million. The transaction was accounted for using the pooling-of-interests method of accounting. Accordingly, our consolidated financial statements have been restated for all periods prior to the date of acquisition to include the financial position and results of operations of TomoSeis.

4. INVENTORIES

     Inventories consisted of the following (in thousands):

	2002	2001

Finished goods	$25,954	$31,967
Parts and materials	5,486	6,561
Work in progress	3,428	4,428

Total inventories	34,868	42,956
Less — valuation reserves	336	1,847

Inventories, net	$34,532	$41,109

5. PROPERTY PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows (in thousands):

	2002	2001

Land	$6,445	$6,653
Building and leasehold improvements	38,964	35,261
Machinery and equipment	114,076	112,064

Total property, plant and equipment	159,485	153,978
Less — accumulated depreciation and amortization	64,033	56,363

Property, plant and equipment, net	$95,452	$97,615

6. INTANGIBLES

The components of intangibles are as follows (in thousands):

		2002		2001

	Original life	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	in years	Value	Amortization	Value	Amortization

Acquired trade secrets	5	4,790	898	4,790	898
Acquired patents and trademarks	10-20	170	7	102	4
Acquired trade names	40	6,880	2,022	4,921	1,350

Total intangibles		11,840	2,927	9,813	2,252

Estimated amortization expense:
December 31, 2003	$828
December 31, 2004	$687
December 31, 2005	$589
December 31, 2006	$572
December 31, 2007	$472

7. GOODWILL

We adopted the transitional disclosures of SFAS 142 effective January 1, 2002 (see Note 2). The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2002 and 2001 were as follows (in thousands):

	Reservoir	Production	Reservoir	Reclassification
	Description	Enhancement	Management	and Other	Total

Balance at January 1, 2001	$78,163	$47,019	$16,106	$41	$141,329
Goodwill acquired during the year	244	6,372	—	—	6,616
Reclassifications and Other	(521)	487	—	(41)	(75)
Amortization	(2,386)	(1,286)	(502)	—	(4,174)

Balance at December 31, 2001	$75,500	$52,592	$15,604	$—	$143,696

Goodwill acquired during the year	—	—	5,731	—	5,731
Reclassifications and Other	(8,100)	8,050	761	—	711
Impairment loss	—	(334)	(16,358)	—	(16,692)

Balance at December 31, 2002	$67,400	$60,308	$5,738	$—	$133,446

     Proforma information relating to goodwill amortization is presented in the following tables (in thousands, except per share data).

	2002	2001	2000

Income before cumulative effect of change in accounting principle	$7,630	$20,632	$17,830
Add back: Goodwill amortization, net of tax	—	4,174	4,130

Adjusted net income	$7,630	$24,806	$21,960

Basic Earnings per Share:
Reported earnings (loss)	$0.23	$0.62	$0.55
Add back: Goodwill amortization, net of tax	—	0.13	0.13

Adjusted earnings (loss)	$0.23	$0.75	$0.68

Diluted Earnings per Share:
Reported earnings (loss)	$0.23	$0.60	$0.53
Add back: Goodwill amortization, net of tax	—	0.12	0.12

Adjusted earnings (loss)	$0.23	$0.72	$0.65

8. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt is summarized in the following table (in thousands):

	2002	2001

Credit Facility $100,000 revolving debt facilities	$13,000	$20,000
Senior notes	75,000	75,000
Capital lease obligations	80	84
Other indebtedness	1,100	543

Total debt and capital leases obligations	89,180	95,627
Less — current maturities	1,145	506

Long-term debt and capital lease obligations, net of current maturities	$88,035	$95,121

     In July 1999, we entered into a $100 million Credit Facility that provides for (i) a committed revolving debt facility of $95 million and (ii) a Euro denominated revolving debt facility with U.S. dollar equivalency of $5 million. At December 31, 2002, approximately $87 million was available for borrowing under the revolving Credit Facility. The Credit Facility bears interest from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75% per annum. The weighted average interest rate was 3.18 % and 5.32% for the years ended December 31, 2002 and 2001, respectively. The average interest rate in effect was 2.95% and 3.78% as of December 31, 2002 and 2001, respectively. The revolving Credit Facility requires interest payments only, until maturity in June 2004.

     In July 1999, we issued $75 million in Senior Notes that bear an average fixed interest rate of 8.16% and require annual principal payments beginning in July 2009 and continuing through July 2011.

     The terms of the Credit Facility and Senior Notes require us to meet certain financial covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both credit agreements.

     Scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):

2003	$1,145
2004	13,035
2005	7,000
2006	7,000
2007	15,000
2008 and thereafter	46,000

Total long-term debt and capital lease obligations	$89,180

9. INCOME TAXES

     The components of operating income before income tax expense and cumulative effect of change in accounting principle for 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

United States	$(5,917)	$(2,717)	$(3,546)
Other countries	19,072	31,373	29,622

Operating income before income tax expense	$13,155	$28,656	$26,076

     The components of income tax expense (benefit) for 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

Current:
United States	$(255)	$—	$198
Other countries	6,976	7,279	9,089
State and provincial	562	762	202

Total current	7,283	8,041	9,489

Deferred:
United States	(1,900)	115	(1,166)
Other countries	310	(52)	174
State and provincial	(168)	(80)	(251)

Total deferred	(1,758)	(17)	(1,243)

Income tax expense	$5,525	$8,024	$8,246

     The difference between income tax expense computed using The Netherlands statutory income tax rate of 34.5% (35% for 2001 and 2000) and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2002, 2001 and 2000 are as follows (in thousands):

	2002	2001	2000

Tax at The Netherlands income tax rate	$4,538	$10,030	$9,127
International earnings taxed at rates lower than The Netherlands statutory rate	(5,635)	(6,879)	(4,241)
Extraterritorial income exclusion benefit	(17)	(51)	(18)
Goodwill amortization and other non-deductible expenses	2,898	2,880	2,646
Change in valuation allowance	3,347	1,362	781
State and provincial taxes	394	682	(49)

Income tax expense	$5,525	$8,024	$8,246

     Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2002 and 2001 are summarized as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$16,579	$11,625
Accounts receivable	1,796	1,852
Other	1,318	—

Total deferred tax assets	19,693	13,477
Valuation allowance	(7,701)	(4,354)

Net deferred tax asset	11,992	9,123

Deferred tax liabilities:
Intangibles	(1,408)	(1,469)
Inventories	(374)	—
Property, plant and equipment	(1,469)	(824)
Other	(11,210)	(11,057)

Total deferred tax liabilities	(14,461)	(13,350)

Net deferred income taxes	$(2,469)	$(4,227)

     At December 31, 2002, we had net operating loss carryforwards for income tax purposes in various tax jurisdictions of approximately $47.3 million. Of those carryforwards that are subject to expiration, they will expire, if unused, over the years 2003 through 2022. We anticipate taxable income in future years will allow us to fully utilize the carryforwards that have not had a valuation allowance provided against them. We provide a valuation allowance due to the likelihood of not utilizing the net operating loss carryforwards in certain foreign tax jurisdictions. Other deferred tax liabilities are provided for revenues and expenses that may be recognized by the various tax jurisdictions in periods that differ from when recognized for financial reporting purposes.

10. STOCK -BASED COMPENSATION

     We have two main stock option plans: the 1995 Long-Term Incentive Plan (the “Plan”) and the 1995 Nonemployee Director Stock Option Plan (the “Nonemployee Director Plan”). We also have assumed stock options outstanding for some of our acquisitions.

     1995 Long-Term Incentive Plan

     The maximum number of shares under the Plan was initially limited to 1,300,000 common shares but was amended and restated effective as of May 1997 and May 2000 to authorize an additional 4,100,000 common shares for grant to eligible employees. Options granted pursuant to the Plan are exercisable for a period of 10 years and vest in equal installments over four years. The exercise price of options granted under the Plan is the market value at the date of grant. At December 31, 2002, approximately 939,000 shares remain available for future issuance under this Plan.

     In 2002, we instituted an Executive Stock Matching Program designed to encourage executives to acquire and retain our stock. The program matches shares purchased before June 1, 2002 in open market transactions up to a maximum of 50,000 shares, provided the executives meet certain conditions. The awards will, under normal circumstances, vest at the end of three years assuming the executives continued ownership of the underlying shares upon which the grant is based and certain other conditions including continued employment. For the year ended 2002, we matched 132,852 shares for our executives which resulted in compensation expense of approximately $472,000. Approximately $1,955,000 will be expensed through 2005.

     1995 Nonemployee Director Stock Option Plan

     The maximum number of shares under the Nonemployee Director Plan was initially limited to 100,000 common shares but was amended and restated effective as of May 1997 and May 2000 to authorize an additional 600,000 common shares for grant to eligible Supervisory Directors of Core Laboratories. Pursuant to the Nonemployee Director Plan, beginning in 1996, 10,000 options are granted to each eligible Supervisory Director and 20,000 are granted to the chairman on an annual basis. The options are exercisable for a period of 10 years and vest on the day before the next annual shareholders meeting following the date of grant. The exercise price of options granted under the Plan is the market value at the date of grant. At December 31, 2002, approximately 351,000 shares remain available for future issuance under this Plan.

     Information regarding our stock options issued pursuant to our plans is summarized below:

			Weighted
		Range of Exercise	Average
	Shares	Prices	Exercise Price

Options:
Balance as of December 31, 1999	2,148,157	$0.01 - $61.19	$12.54

Options granted	763,000	19.38 - 28.44	19.46
Options assumed through acquisitions	395,541	0.01 - 11.97	5.36
Options exercised	(305,660)	0.01 - 18.38	8.41
Options canceled	(186,078)	6.00 - 61.19	11.70

Balance as of December 31, 2000	2,814,960	0.01 - 61.19	13.79

Options granted	1,735,000	10.26 - 25.56	13.34
Options exercised	(290,553)	0.96 - 20.88	10.20
Options canceled	(241,625)	11.25 - 35.99	15.70

Balance as of December 31, 2001	4,017,782	0.01 - 61.19	13.63

Options granted	69,980	9.50 - 12.00	11.39
Options exercised	(71,339)	6.00 - 13.06	8.78
Options canceled	(44,764)	9.50 - 19.38	14.71

Balance as of December 31, 2002	3,971,659	$0.01 -$61.19	$13.67

     The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2002:

	Options Outstanding			Options Exercisable

					Weighted
		Weighted	Weighted		Average
		Average	Average		Remaining
		Remaining	Exercise		Life
	Shares	Life	Price	Shares	Exercise Price

Range of Exercise Prices:
$0.01 to $6.12	200,383	3.7	$4.32	200,383	$4.32
$6.13 to $12.24	1,446,725	7.3	$9.64	789,384	$9.02
$12.25 to $18.36	1,280,000	7.5	$14.96	556,300	$14.08
$18.37 to $24.48	1,022,750	6.5	$19.19	757,750	$19.12
$24.49 to $30.60	18,000	8.2	$25.63	6,750	$25.76
$55.07 to $61.19	3,801	5.0	$61.19	3,801	$61.19

	3,971,659	7.0	$13.67	2,314,368	$13.27

11. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. We believe that the carrying amount of long-term debt, excluding Senior Notes, approximates fair value, as the majority of these borrowings bear interest at variable market interest rates. The estimated fair value of the $75,000,000 Senior Notes was approximately $84,000,000 at December 31, 2002, determined using long-term rates in effect on that date. These estimates are not necessarily indicative of the amounts that could be realized in a current market transaction.

12. CONCENTRATION OF CREDIT RISK

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

13. RETIREMENT AND OTHER PLANS

     During 2002, we maintained four defined contribution plans (the “Plans”) for the benefit of eligible employees in the United States, Canada and the United Kingdom. One of our acquisitions, PENCOR, maintained defined contribution plans prior to the date of acquisition. In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Plans. For the years ended 2002, 2001 and 2000 we expensed approximately $2,287,000, $2,866,000 and $2,079,000 respectively, for our matching and discretionary contributions to the Plans.

     We provide a retirement benefit plan to substantially all of our Dutch employees equal to 1.75% of each employee’s annual pay for each year of service, with indexation of the amounts for inflation numbers, subject to a maximum of 70%. Funding for this benefit is in the form of premiums paid to an insurance company based upon each employee’s age and current salary. Salary increases require higher premiums, which are paid in the year of the salary increase. Employees are 100% vested at all times. The insurance company has assumed substantially all risk associated with the plan. For the year ended 2002, we expensed premiums of approximately $1,264,000.

     The components of net pension (cost) benefit related to the defined benefit plan are as follows (in thousands):

	2002	2001	2000

Service cost-benefits earned during the period	$—	$—	$173
Interest cost on projected obligation	—	261	527
Actual return on assets	102	(229)	(817)
Net amortization and accrual	—	21	(56)

Total pension (cost) benefit	$102	$53	$(173)

     Actuarial assumptions used for this calculation are as follows (in thousands):

	2002	2001	2000

Discount rate	N/A	5.32%	8.00%
Rate of return	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A

     We have established deferred compensation contracts for certain officers. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2002, 2001 and 2000 was approximately $561,000, $466,000 and $450,000, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the officer deferred compensation contracts.

14. COMMITMENTS AND CONTINGENCIES

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

     As security for bids and performance on certain contracts, we were contingently liable at December 31, 2002, in the amount of approximately $2.6 million under standby letters of credit and bank guarantees. We do not believe it is practicable to estimate the fair value of these financial instruments and do not expect any material losses from their resolution since performance is not likely to be required.

     Scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2002, consist of the following (in thousands):

2003	$3,339
2004	2,115
2005	1,620
2006	1,164
2007	1,081
Thereafter	7,726

Total commitments	$17,045

     Operating lease commitments relate principally to equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $6,918,000, $6,993,000 and $6,629,000 for 2002, 2001 and 2000, respectively.

15. SEGMENT REPORTING

     We manage our business segments separately due to the different services and technologies each segment provides and requires (see Note 1). Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheets and Statements of Operations. We evaluate performance based on income or loss from operations before income tax, interest and other non-operating income (expense). Summarized financial information concerning our segments is shown in the following tables (in thousands):

	Year Ended

	2002	2001	2000

REVENUES:
Reservoir Description	$273,796	$258,991	$237,421
Production Enhancement	92,514	107,785	94,643
Reservoir Management	65,293	65,667	62,084
Intersegment Revenues	(66,855)	(55,871)	(53,215)

Consolidated	$364,748	$376,572	$340,933

	Year Ended

	2002	2001	2000

OPERATING INCOME (LOSS) BEFORE INTEREST AND TAXES:
Reservoir Description[1]	$24,952	$30,728	$23,356
Production Enhancement[1]	3,252	12,181	14,370
Reservoir Management[1]	(2,660)	(4,530)	(3,492)
Corporate and other[1,2]	(4,786)	(1,802)	156

Consolidated	$20,758	$36,577	$34,390

	Year Ended

	2002	2001	2000

DEPRECIATION AND AMORTIZATION:
Reservoir Description	$9,683	$10,289	$8,759
Production Enhancement	3,918	2,908	1,922
Reservoir Management	3,480	2,812	2,542
Corporate and other[2]	3,016	2,352	2,008

Consolidated	$20,097	$18,361	$15,231

	Year Ended

	2002	2001	2000

GOODWILL AMORTIZATION:
Reservoir Description	$—	$2,383	$2,341
Production Enhancement	—	1,289	1,289
Reservoir Management	—	502	500

Consolidated	$—	$4,174	$4,130

	As of December 31,

	2002	2001	2000

ASSETS:
Reservoir Description	$130,885	$135,401	$118,313
Production Enhancement	85,026	95,620	77,726
Reservoir Management	51,330	37,111	40,561

Total Business Segments	267,241	268,132	236,600

Corporate and other[2]	137,670	163,323	171,088
Intersegment Eliminations	16,242	8,045	5,658

Consolidated	$421,153	$439,500	$413,346

1)	The operating income (loss) before interest and taxes for each segment in 2001 has been reduced by restructuring, write-offs and other charges. The amounts were allocated as follows: Reservoir Description — $2,549; Production Enhancement — $2,133; Reservoir Management — $2,528 and Corporate and other — $1,515.

2)	“Corporate and other” represents those items that are not directly related to a particular segment.

     We are a Netherlands company and we derive our revenues from services and product sales to customers primarily in one industry segment, the oil and gas industry. No single customer accounted for 10 percent or more of consolidated revenues in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for 2002, 2001 and 2000 (in thousands):

	Year Ended

	2002	2001	2000

Revenues:
United States	$143,061	$152,768	$135,780
Other countries	221,687	223,804	205,153

Total	$364,748	$376,572	$340,933

Operating income before interest and taxes:
United States	$1,004	$4,955	$4,394
Other countries	19,754	31,622	29,996

Total	$20,758	$36,577	$34,390

Identifiable assets:
United States	$114,586	$155,325	$129,766
Other countries	306,567	284,175	283,580

Total	$421,153	$439,500	$413,346

     U.S. revenues derived from exports were approximately $21,093,000, $27,155,000, and $45,497,000 in 2002, 2001 and 2000, respectively.

16. WRITE-OFFS AND RESTRUCTURING CHARGES

     Write-offs and Other Charges

     During the fourth quarter of 2001, we recorded write-offs and other charges of $5.8 million. These charges are comprised of inventory write-downs of $3.9 million, write-downs of fixed assets to their fair value of $0.4 million, and certain costs to migrate data from legacy computer systems to a global information system database of $1.5 million.

Restructuring Charges

     Also, during the fourth quarter of 2001 we had several transactions that impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the U.K., the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements, and an accrual for facility restoration, severance benefits (for approximately 100 field employees) and lease termination costs. The remaining accruals for facility restoration should be utilized in 2003 and the lease obligations will be utilized through May 2005. During 2002, we relocated a facility from Mexico City, Mexico to Villahermosa, Mexico. We intend to complete the relocation of one of our operations from Dallas to the Houston Advanced Technology Center in early 2003. This charge of approximately $3.0 million affected each of our operating segments as follows: Reservoir Description — $0.8 million; Production Enhancement — $0.1 million; and Reservoir Management — $2.1 million. The amounts incurred in 2002 by segment were: Reservoir Description — $0.2 million and Reservoir Management - $0.9 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through December 31, 2002 was $1.6 million. This charge is summarized in the following table:

Restructuring Charges

	Lease			Asset
(Dollars in Thousands)	Obligations	Severance	Restoration	Write-offs[1]	Other	Total

Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through December 31, 2002	155	557	285	—	99	1,096

Accrual remaining at December 31, 2002	$405	$—	$95	$—	$45	$545

1)	The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001, $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

17. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

     Summarized below is our quarterly financial data for the four quarters ended December 31, 2002. In connection with our year-end audit, we determined that certain items of revenues and expenses had been accounted for in an incorrect quarter during 2002 without effect on the entire year. The following table summarizes the impact and explanation of the adjustments on our previously reported quarterly results (in thousands, except per share data).

	December 31,	September 30,			June 30,			March 31,
Three months ended	2002(h)	2002			2002			2002

		Previously			Previously			Previously
		Reported	Restated		Reported	Restated		Reported	Restated

Service and sales revenues	$101,582	$93,341	$92,432	a	$87,464	$86,451	a	$85,064	$84,283	a
Cost of services and sales	83,849	74,667	74,869	b,c	70,417	71,606	b,c	68,938	70,984	b,c
Other operating expenses	10,711	9,472	10,305	d,e,f	10,095	10,746	d,e,f	9,975	10,920	d,e,f

Operating income	7,022	9,202	7,258		6,952	4,099		6,151	2,379
Interest expense	1,843	1,849	1,857		1,920	1,927		1,968	1,976

Income before income tax expense	5,179	7,353	5,401		5,032	2,172		4,183	403
Income tax expense	2,175	2,059	2,269	g	1,409	912	g	1,171	169	g
Income before cumulative effect of change in accounting principle	3,004	5,294	3,132		3,623	1,260		3,012	234
Cumulative effect of change in accounting principle	—	—	—		—	—		(16,692)	(16,692)

Net income (loss)	$3,004	$5,294	$3,132		$3,623	$1,260		$(13,680)	$(16,458)

Per share data:
Basic earnings (loss) per share	$0.09	$0.16	$0.09		$0.11	$0.04		$(0.41)	$(0.49)

Weighted average basic common shares outstanding	33,977	33,266	33,266		33,246	33,246		33,210	33,210

Diluted earnings (loss) per share	$0.09	$0.16	$0.09		$0.11	$0.04		$(0.41)	$(0.49)

Weighted average diluted common shares outstanding	33,125	33,465	33,465		33,866	33,866		33,210	33,210

a.	Adjusts revenues by $781, $1,013 and $909 in the first, second, and third quarters, respectively, as a result of untimely processing of credit memos.

b.	Record additional provision for doubtful accounts of $1,562, $1,127 and $188 in the first, second and third quarters based on the Company’s historical experience.

c.	Adjustment for cost of sales of $484, $62 and $14 in the first, second, and third quarters, as a result of reconciliation of account balances primarily in Mexico and Venezuela.

d.	Record adjustment for expense of $173, $172 and $173 in the first, second, and third quarters to correct depreciation expense based on estimated useful life of related assets and other adjustments.

e.	Additional general and administrative expense of $63, $130 and $265 in the first, second and third quarters primarily due to compensation expense.

f.	Additional expense of $709, $349 and $395 in the first, second and third quarters for correction of foreign exchange adjustment primarily in Mexico and Venezuela.

g.	Income tax effect of all adjustments above.

h.	Includes approximately $400 of expenses for periods prior to 2002.

The following table summarizes the impact of these adjustments on our previously reported quarterly financial position (in thousands).

	September 30, 2002		June 30, 2002		March 31, 2002

	Previously		Previously		Previously
Consolidated Balance Sheets	Reported	Restated	Reported	Restated	Reported	Restated

Cash	$14,581	$14,100	$17,535	$16,964	$15,467	$15,196
Accounts receivable	92,187	86,400	88,030	83,637	95,913	93,826
Prepaid expenses and other current assets	13,827	13,088	13,380	12,841	12,615	12,293
Inventories	38,004	37,692	39,364	39,106	39,366	39,234
Property, plant and equipment, net	96,132	96,022	97,620	97,579	96,305	96,276
Intangibles, goodwill and other assets	150,269	150,147	143,737	143,608	146,572	146,408
Accounts payable	15,563	15,821	15,339	15,601	15,946	15,941
Other current liabilities	16,218	15,708	16,691	15,866	13,890	13,383
Other liabilities	22,551	22,556	22,195	21,969	29,279	29,564
Retained earnings	83,546	76,243	78,252	73,111	74,629	71,851

     The following table presents the quarterly results for the four quarters ended December 31, 2001 (in thousands, except share and per share data):

	December 31,	September 30,
Three months ended	2001	2001	June 30, 2001	March 31, 2001

Service and sales revenues	$96,869	$97,097	$91,260	$91,346
Cost of services and sales	79,466	72,445	69,897	71,500
Other operating expenses	18,632	10,074	8,605	9,376

Operating income	(1,229)	14,578	12,758	10,470
Interest expense	2,000	2,000	1,943	1,978

Income (loss) before income tax expense	(3,229)	12,578	10,815	8,492
Income tax expense (benefit)	(904)	3,522	3,028	2,378

Net income	$(2,325)	$9,056	$7,787	$6,114

Per share data:
Basic earnings (loss) per share	$(0.07)	$0.27	$0.24	$0.19

Weighted average basic common shares outstanding	33,199	33,165	33,044	32,885

Diluted earnings (loss) per share	$(0.07)	$0.27	$0.23	$0.18

Weighted average diluted common shares outstanding	33,926	33,796	34,192	33,958

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.		Exhibit Title	from the Following Documents

3.1	-	Articles of Association of the Company, as amended (including English translation)	Form F-1, September 20, 1995

4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.2	-	Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.3	-	Form of Registration Rights Agreement to be entered into by the Company and certain of its shareholders, dated September 15, 1995	Form 10-Q, November 10, 1995

10.4	-	Purchase and Sale Agreement between Core Holdings B.V. and Western Atlas International, Inc., Western Atlas International Nigeria Ltd., Western Atlas de Venezuela, C.A., Western Atlas Canada Ltd. and Core Laboratories Australia Pty. Ltd. dated as of September 30, 1994	Form F-1, September 20, 1995

10.5	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995

10.6	-	Indemnification Agreements, each dated as of October 20, 1995, between the Company and each of its directors and executive officers	Form 10-Q, November 10, 1995

10.7	-	Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997	Form S-3, November 20, 1997

10.8	-	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998	Form 10-K, March 31, 1998

10.9	-	Core Laboratories Supplemental Executive Retirement Plan for John D. Denson effective January 1, 1999	Form 10-Q, November 15, 1999

10.10	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999	Form 10-Q, November 15, 1999

10.11	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999	Form 10-Q, November 15, 1999

10.12	-	Amendment to Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, Bank of America, N.A. and the Bank Group, dated as of July 22, 1999	Form 10-Q, November 15, 1999

10.13	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, November 15, 1999

10.14	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001

10.15	-	Second Amendment to Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001

10.16	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David Michael Demshur dated as of December 31, 2001	Form 10-K, March 25, 2001

10.17	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard Lucas Bergmark dated as of December 31, 2001	Form 10-K, March 25, 2001

10.18	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John David Denson dated as of December 31, 2001	Form 10-K, March 25, 2001

10.19	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty Lee Davis dated as of December 31, 2001	Form 10-K, March 25, 2001

10.20		Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and David Demshur dated as of June 1, 2002	Filed Herewith

10.21		Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Richard Bergmark dated as of June 1, 2002	Filed Herewith

10.22		Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and John Denson dated as of June 1, 2002	Filed Herewith

10.23		Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Monty Davis dated as of June 1, 2002	Filed Herewith

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith