Form 10-Q/A
period 2002-03-31
CORE LABORATORIES N V
filed 2003-04-07
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-14273

CORE LABORATORIES N.V.
(Exact name of registrant as specified in its charter)

The Netherlands (State of other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)

Herengracht 424 1017 BZ Amsterdam The Netherlands (Address of principal executive offices)	Not Applicable (Zip Code)

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

CORE LABORATORIES N.V.
FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2002

ii

EXPLANATORY NOTE

     Core Laboratories N.V. (“Core Laboratories”, “we”, “our” or “us”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 to reflect the restatement of certain previously reported information. Portions of Part I, Item 1 “Financial Statements” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended to reflect this restatement. The remaining information in this amended Form 10-Q has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which this Form 10-Q relates. Additional information relating to the restatement is contained in Note 8 of the Notes to the Consolidated Financial Statements.

iii

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
	(Restated)
	Note 8
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,196	$14,456
Accounts receivable, less allowance for doubtful accounts of $9,322 and $7,829 in 2002 and 2001, respectively	93,826	104,933
Inventories	39,234	41,109
Prepaid expenses and other	12,293	9,728
Deferred tax asset	9,464	9,123

Total current assets	170,013	179,349
PROPERTY, PLANT AND EQUIPMENT, net	96,276	97,615
INTANGIBLES AND GOODWILL, net	135,285	151,257
OTHER LONG-TERM ASSETS	11,123	11,279

Total assets	$412,697	$439,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$455	$454
Accounts payable	15,941	19,721
Other accrued expenses	13,383	19,832

Total current liabilities	29,779	40,007
LONG-TERM DEBT	94,000	95,089
OTHER LONG-TERM LIABILITIES	28,803	27,983
MINORITY INTEREST	761	815
SHAREHOLDERS’ EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, EUR 0.01 par value; 100,000,000 shares authorized, 33,233,571 and 33,204,571 issued and outstanding in 2002 and 2001, respectively	546	546
Additional paid-in capital	186,957	186,751
Retained earnings	71,851	88,309

Total shareholders’ equity	259,354	275,606

Total liabilities and shareholders’ equity	$412,697	$439,500

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
	(Restated) Note 8
SERVICES	$69,178	$73,525
SALES	15,105	17,821

	84,283	91,346
OPERATING EXPENSES:
Cost of services	57,120	56,424
Cost of sales	13,864	15,076
General and administrative expenses	4,728	3,560
Depreciation and amortization	4,922	4,385
Goodwill amortization	—	1,033
Other income, net	1,270	398

	81,904	80,876
INCOME FROM OPERATIONS	2,379	10,470
INTEREST EXPENSE	1,976	1,978

INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	403	8,492
INCOME TAX EXPENSE	169	2,378

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	234	6,114
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(16,692)	—

NET (LOSS) INCOME	$(16,458)	$6,114

PER SHARE INFORMATION:
BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.01	$0.19

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.50)	$—

BASIC (LOSS) EARNINGS PER SHARE	$(0.49)	$0.19

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	33,210	32,885

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.01	$0.18

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$(0.50)	$—

DILUTED (LOSS) EARNINGS PER SHARE	$(0.49)	$0.18

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	33,210	33,958

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
	(Restated) Note 8
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$5,736	$8,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,013)	(5,411)
Proceeds from sale of fixed assets	299	22
Other	(467)	15

Net cash used in investing activities	(4,181)	(5,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(5,014)	(3,087)
Borrowings under long-term debt	4,002	—
Capital lease obligation, net	(8)	(88)
Exercise of stock options	206	1,422
Other	(1)	(29)

Net cash used in financing activities	(815)	(1,782)

NET INCREASE IN CASH AND CASH EQUIVALENTS	740	1,210
CASH AND CASH EQUIVALENTS, beginning of period	14,456	12,519

CASH AND CASH EQUIVALENTS, end of period	$15,196	$13,729

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and have been prepared in accordance with United States of America (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Balance sheet information as of December 31, 2001 was derived from the 2001 annual audited financial statements. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2001.

Recent Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations.” SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability associated with an asset retirement be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently depreciated over the life of the asset. SFAS 143 will be effective for fiscal years beginning after December 31, 2002. We do not expect SFAS 143 to have a material adverse effect on our financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 31, 2001. We do not expect SFAS 144 to have a material adverse effect on our financial position or results of operations.

     In November 2001, the Emerging Issues Task Force (“EITF”) staff issued Topic D-103, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” As a result, customer reimbursements, including those relating to travel and other out-of-pocket expenses and other similar third-party costs, will be required to be included as revenues effective January 1,

2002, and an equivalent amount of reimbursable expenses will be included in expenses. We do not expect EITF Topic D-103 to have an impact on our financial position or results of operations.

2. INVENTORIES

     Inventories consist of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (includes direct material, labor and overhead) or estimated net realizable value, and are reflected net of valuation reserves of $916,135 and $1,847,000 at March 31, 2002 and December 31, 2001. Respectively, inventories consisted of the following (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
	(Restated)
	Note 8
Finished goods	$28,697	$30,120
Parts and materials	6,433	6,561
Work in process	4,104	4,428

Total inventories	$39,234	$41,109

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

	Original
	Life	March 31,	December 31,
	in Years	2002	2001
		(Restated)

		Note 8 (Unaudited)
		(in thousands)
Acquired trade secrets	5	$165	$165
Acquired patents, trademarks and trade names	10-20	4,973	4,944
Acquired trade name	40	4,730	4,704

Total intangibles		9,868	9,813

Total goodwill		142,661	160,728

Total intangibles and goodwill		152,529	170,541
Less — accumulated amortization		17,244	19,284

Net intangibles and goodwill		$135,285	$151,257

4. LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

	March 31,	December 31,
	2002	2001

	(Unaudited)
Credit Facility with a bank group:
$100,000 revolving debt facilities	$19,000	$20,000
Senior Notes	75,000	75,000
Other indebtedness	455	543

Total debt	94,455	95,543
Less — current maturities	455	454

Total long-term debt	$94,000	$95,089

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

Restructuring Charges

(in thousands)

	Lease			Asset
	Obligations	Severance	Restoration	Write-offs[1]	Other	Total

Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through March 31, 2002 (unaudited)	40	355	—	—	—	395

Accrual remaining at March 31, 2002 (unaudited)	$520	$202	$380	$—	$144	$1,246

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

	Three Months Ended March 31,

	2002	2001
	(Restated) Note 8

	(Unaudited)
Revenues
Reservoir Description	$49,479	$48,166
Production Enhancement	23,402	26,759
Reservoir Management	11,402	16,421

Consolidated	$84,283	$91,346

	Three Months Ended March 31,

	2002	2001
	(Restated) Note 8

	(Unaudited)
Income (loss) before interest and taxes
Reservoir Description	$3,714	$6,116
Production Enhancement	554	3,777
Reservoir Management	(1,452)	625
Corporate and Other [1]	(437)	(48)

Consolidated	$2,379	$10,470

     1) “Corporate and Other” represents those items that are not directly related to a particular segment.

7. EARNINGS PER SHARE

     We present earnings per share in accordance with SFAS No. 128, “Earnings per Share” which requires dual presentation of both basic and diluted earnings per share on the Consolidated Statement of Operations. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the net additional shares which would be issued if all dilutive stock options outstanding were exercised.

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

	Three Months Ended March 31, (unaudited)

	2002	2001

Weighted average basic common shares outstanding	33,209,793	32,885,031
Effect of dilutive stock options [1]	—	1,073,061

Weighted average diluted common shares outstanding	33,209,793	33,958,092

1) Options totaling 2,847,321 and 14,676 equivalent common shares were not included in the computation of weighted average diluted common shares for the three months ended March 31, 2002, and 2001, respectively, because the impact of these options was anti-dilutive.

8. RESTATEMENT OF FINANCIALS

     We have restated our previously reported Consolidated Balance Sheet as of March 31, 2002 and our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2002. In connection with our 2002 year-end audit, we determined that certain items of revenues and expenses had been accounted for in the incorrect quarter. The following table summarizes the impact and explanation of the adjustments on our previously reported quarterly results (in thousands):

	Three Months Ended
	March 31, 2002
	(Unaudited)

	Previously
	Reported	Restated

Service and sales revenues	$85,064	$84,283	a
Cost of services and sales	68,938	70,984	b,c
Other operating expenses	9,975	10,920	d,e,f

Operating income	6,151	2,379
Interest expense	1,968	1,976

Income before income tax expense	4,183	403
Income tax expense	1,171	169	g

Income before cumulative effect of change in accounting principle	3,012	234
Cumulative effect of change in accounting principle	(16,692)	(16,692)

Net loss	$(13,680)	$(16,458)

Per share data:
Basic loss per share	$(0.41)	$(0.49)

Weighted average basic common shares outstanding	33,210	33,210

Diluted loss per share	$(0.41)	$(0.49)

Weighted average diluted common shares outstanding	33,210	33,210

a.	Adjusts revenues by $781, as a result of untimely processing of credit memos.

b.	Record additional provision for doubtful accounts of $1,562 based on the Company’s historical experience.

c.	Adjustment for cost of sales of $484 as a result of reconciliation of account balances primarily in Mexico and Venezuela.

d.	Record adjustment for expense of $173 to correct depreciation expense based on estimated useful life of related assets.

e.	Additional general and administrative expense of $63 in the first quarter for compensation expense.

f.	Additional expense of $709 for correction of foreign exchange adjustment primarily in Venezuela.

g.	Income tax effect of all adjustments above.

     The following table summarizes the impact of these adjustments on our previously reported quarterly financial position (in thousands):

	March 31, 2002 (Unaudited)

	Previously
	Reported	Restated

Consolidated Balance Sheets
Cash	$15,467	$15,196
Accounts receivable	$95,913	$93,826
Inventories	$39,366	$39,234
Prepaid expenses and other current assets	$12,615	$12,293
Property, plant and equipment, net	$96,305	$96,276
Intangibles, Goodwill and other assets	$146,572	$146,408
Accounts payable	$15,946	$15,941
Other current liabilities	$13,890	$13,383
Other liabilities and minority interest	$29,279	$29,564
Retained earnings	$74,629	$71,851

CORE LABORATORIES N.V.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

     Industry risks

     The oil and gas industry is highly cyclical and there are numerous factors affecting the supply of and demand for oil and natural gas, which include:

•	market prices of oil and gas;

•	cost of producing oil and natural gas;

•	the level of drilling and production activity;

•	mergers, consolidations and downsizing among our clients;

•	coordination by the OPEC; and

•	the impact of commodity prices on the expenditure levels of our customers.

     Business risks

     Our results of operations could be adversely affected by risks and uncertainties in the business environment in which we operate, including:

•	competition in our markets;

•	the realization of anticipated synergies from acquired businesses and future acquisitions;

•	our ability to continue to develop or acquire new and useful technology; and

•	interest rates and the cost of capital.

     International risks

     We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

•	global economic conditions;

•	political actions and requirements of national governments including trade restrictions, and embargos and expropriations of assets;

•	potential income tax liabilities in multiple jurisdictions;

•	civil unrest;

•	fluctuations and changes in currency exchange rates; and

•	the impact of inflation.

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

     Our operations are subject to various risks and other factors including, but not limited to:

•	our ability to continue to develop or acquire new and useful technology.

•	the realization of anticipated synergies from acquired businesses and future acquisitions.

•	our dependence on the oil and gas industry, and the impact of commodity prices on the expenditure levels of our customers.

•	competition in our markets.

•	the risks and uncertainties attendant to adverse industry, political, economic and financial market conditions, including stock prices, government regulations, interest rates and credit availability.

     Core Laboratories was established in 1936 and is one of the world’s leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,200 employees.

Results of Operations

     We have restated our previously reported Consolidated Balance Sheet as of March 31, 2002 and our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three months ended March 31, 2002. In connection with our 2002 year-end audit, we determined that certain items of revenues and expenses had been accounted for in the incorrect quarter. For additional information about restatements, see Note 8 of the Notes to Consolidated Financial Statements.

     Service revenues for the first quarter of 2002 decreased $4.3 million, or 5.9% from the same period last year, primarily due to decreased worldwide oilfield activities.

     Cost of services expressed as a percentage of service revenue were 83% and 77% in the first quarter of 2002 and the same period last year, respectively. Our relatively fixed cost structure for our services caused our cost of services, in relation to revenues, to rise in the first quarter of 2002 compared to the same time period in the prior year.

     Sales revenues decreased to $15.1 million in the first quarter of 2002 from $17.8 million in the first quarter of 2001, a 15% decrease. This decrease was caused, in most part, to the deep decline in drilling for natural gas in the North American markets. Consequently, there was lower demand for our well completion products.

     Cost of sales in the first quarter of 2002 was 92% of sales revenue as compared to 85% in the same period last year. We have taken further actions, including reducing headcount an additional 15%, in our manufacturing operations in an effort to reduce cost of sales.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature as a percentage of revenues, we did experience an increase of $1.2 million in 2002 compared to the prior year which was largely attributable to growth in the number of people necessary to support increases in the scope of our operations. Part of the increase was due to an increase in our direct marketing effort focused on providing integrated solutions to our clients, as well as an increase in staffing levels while continuing implementation of the company-wide financial accounting systems.

     Depreciation and amortization expense for the first quarter of 2002 increased $0.5 million as compared to the corresponding period in 2001. This increase was due to additional capital investments, which include an extension to the new Houston facility.

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

     Included in other income are foreign exchange charges of $1.0 million primarily related to Venezuela.

     The 2002 effective income tax rate increased to 42% of income before cumulative effect of change in accounting principle from the 2001 rate of 28%. This increase is the result of an increase in expenses that are not deductible for tax purposes and an increased valuation allowance on Venezuela deferred tax assets.

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

Restructuring Charges

(in thousands)

	Lease			Asset
	Obligations	Severance	Restoration	Write-offs[1]	Other	Total

Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through March 31, 2002 (unaudited)	40	355	—	—	—	395

Accrual remaining at March 31, 2002	$520	$202	$380	$—	$144	$1,246

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

Segment Analysis

(in thousands)

	Three Months Ended March 31,

	2002	2001
	(Restated)

	(Unaudited)
Revenues
Reservoir Description	$49,479	$48,166
Production Enhancement	23,402	26,759
Reservoir Management	11,402	16,421

Consolidated	$84,283	$91,346

	Three Months Ended March 31,

	2002	2001
	(Restated)

	(Unaudited)
Income (loss) before interest and taxes
Reservoir Description	$3,714	$6,116
Production Enhancement	554	3,777
Reservoir Management	(1,452)	625
Corporate and Other [1]	(437)	(48)

Consolidated	$2,379	$10,470

     1) “Corporate and Other” represents those items that are not directly related to a particular segment.

Reservoir Description

     Revenues from the Reservoir Description segment increased $1.3 million in the first quarter of 2002. Increased international demand for our existing services and deepwater services, as well as the introduction of new technologies into international arenas, bolstered revenue in this segment. Income before interest and taxes decreased by $2.4 million due to decreased margins due to seasonal slowness and the reduced worldwide economic activity causing a negative impact on our crude oil and petroleum product characterization unit.

Production Enhancement

     Revenues from the Production Enhancement segment were $23.4 million in the first quarter of 2002 compared to $26.8 million in the same period in the prior year, a decrease of 13%, due to decreased demand for our well completion and stimulation technologies primarily in North American markets. Income before interest and taxes decreased $3.2 million to $0.6 million, an 85% decrease, again caused by the severity of the reduction in activity. The rig count in North America dropped by 38% compared to the corresponding period in the prior year.

Reservoir Management

     Revenues from the Reservoir Management segment in the first quarter of 2002 were $11.4 million, a decrease of $5.0 million compared to the same period in the prior year due to decreasing activity levels of our clients and our decision not to attain business with unacceptable earnings’ margins.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     During the first quarter of 2002, cash flows from operating activities were $5.7 million, a decrease of $2.6 million from the same period in 2001. At March 31, 2002, we had working capital of $140.2 million and a current ratio of 5.7 to 1.0, compared to working capital of $139.3 million and a current ratio of 4.5 to 1.0 at December 31, 2001. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

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

CORE LABORATORIES N.V.
QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk

     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are material. During 1999, we issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans. This significantly reduced our exposure to market risk. This section should be read in conjunction with “Note 4 — Long-Term Debt” of the Notes to Consolidated Financial Statements.

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
PART II — OTHER INFORMATION

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

10.1	Core Laboratories N.V. 1995 Long Term Incentive Plan (as amended and restated) Employee Bonus Restricted Share Agreement.
10.2	Core Laboratories N.V. 1995 Long Term Incentive Plan (as amended and restated) Executive Share Matching Restricted Share Agreement.
10.3	Core Laboratories N.V. 1995 Long Term Incentive Plan (as amended and restated) Performance Share Award Restricted Share Agreement.
10.4	Third Agreement to Supplemental Executive Retirement Plan (John D. Denson).
10.5	Third Agreement to Supplemental Executive Retirement Plan (Monty L. Davis).
10.6	Third Agreement to Supplemental Executive Retirement Plan (Joseph R. Perna, David M. Demshur, Stephen D. Weinroth and Richard L. Bergmark).

     (b)  Reports on Form 8-K

During the quarter ended March 31, 2002, we filed Form 8-K, reporting under Item 4 “Change in Registrant’s Certifying Accountant”. The report disclosed the decision to no longer engage Arthur Andersen LLP as our independent public accountants and our appointment of PricewaterhouseCoopers LLP.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
	by:	Core Laboratories International B.V.

Dated: May 15, 2002	By:	/s/ Richard L. Bergmark

Richard L. Bergmark
Chief Financial Officer

CERTIFICATION

I, David M. Demshur, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Core Laboratories N.V.;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003

	By:	/s/ David M. Demshur David M. Demshur Chief Executive Officer

I, Richard L. Bergmark, certify that:

1.     I have reviewed this quarterly report on Form 10-Q/A of Core Laboratories N.V.;

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003

	By:	/s/ Richard L. Bergmark Richard L. Bergmark Chief Financial Officer