Form 10-Q/A
period 2002-06-30
CORE LABORATORIES N V
filed 2003-04-07
CIK 1000229

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

CORE LABORATORIES N.V.
FORM 10-Q/A FOR THE QUARTER ENDED JUNE 30, 2002

INDEX

(ii)

EXPLANATORY NOTE

     Core Laboratories N.V. (“Core Laboratories”, “we”, “our” or “us”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 to reflect the restatement of certain previously reported information. Portions of Part I, Item 1 “Financial Statements” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended to reflect this restatement. The remaining information in this amended Form 10-Q has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which this Form 10-Q relates. Additional information relating to the restatement is contained in Note 9 of the Notes to the Consolidated Financial Statements.

(iii)

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(Restated)
	Note 9
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,964	$14,456
Accounts receivable, less allowance for doubtful accounts of $9,986 and $7,829 in 2002 and 2001, respectively	83,637	104,933
Inventories	39,106	41,109
Prepaid expenses and other current assets	12,841	9,728
Deferred tax asset	9,691	9,123

Total current assets	162,239	179,349
PROPERTY, PLANT AND EQUIPMENT, net	97,579	97,615
INTANGIBLES, GOODWILL AND OTHER LONG-TERM ASSETS, net	143,608	162,536

Total assets	$403,426	$439,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$30	$454
Accounts payable	15,601	19,721
Other accrued expenses	15,866	19,832

Total current liabilities	31,497	40,007
LONG-TERM DEBT	89,000	95,089
OTHER LONG-TERM LIABILITIES	21,175	27,983
MINORITY INTEREST	794	815
SHAREHOLDERS’ EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, EUR 0.01 par value; 100,000,000 shares authorized, 33,264,821 and 33,204,571 issued and outstanding in 2002 and 2001, respectively	546	546
Additional paid-in capital	187,303	186,751
Retained earnings	73,111	88,309

Total shareholders’ equity	260,960	275,606

Total liabilities and shareholders’ equity	$403,426	$439,500

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	June 30,

	2002	2001

	(Unaudited)
	(Restated) Note 9
SERVICES	$72,691	$74,110
SALES	13,760	17,150

	86,451	91,260
OPERATING EXPENSES:
Cost of services	58,993	56,881
Cost of sales	12,613	13,017
General and administrative expenses	5,106	3,984
Depreciation and amortization	5,010	4,569
Goodwill amortization	—	1,033
Other, net	630	(982)

	82,352	78,502
INCOME FROM OPERATIONS	4,099	12,758
INTEREST EXPENSE	1,927	1,943

INCOME BEFORE INCOME TAX EXPENSE	2,172	10,815
INCOME TAX EXPENSE	912	3,028

NET INCOME	$1,260	$7,787

PER SHARE INFORMATION:
BASIC EARNINGS PER SHARE	$0.04	$0.24

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	33,246	33,044

DILUTED EARNINGS PER SHARE	$0.04	$0.23

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	33,866	34,192

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
	(Restated) Note 9

SERVICES	$141,869	$147,635
SALES	28,865	34,971

	170,734	182,606
OPERATING EXPENSES:
Cost of services	116,113	113,305
Cost of sales	26,477	28,093
General and administrative expenses	9,834	7,543
Depreciation and amortization	9,932	8,953
Goodwill amortization	—	2,066
Other, net	1,900	(582)

	164,256	159,378
INCOME FROM OPERATIONS	6,478	23,228
INTEREST EXPENSE	3,903	3,921

INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	2,575	19,307
INCOME TAX EXPENSE	1,081	5,406

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	1,494	13,901
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(16,692)	—

NET (LOSS) INCOME	$(15,198)	$13,901

PER SHARE INFORMATION:
BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.04	$0.42

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.50)	—

BASIC (LOSS) EARNINGS PER SHARE	$0.46	$0.42

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	33,228	32,965

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.04	$0.41

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.50)	—

DILUTED (LOSS) EARNINGS PER SHARE	$(0.46)	$0.41

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	33,228	34,124

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
	(Restated) Note 9
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$18,996	$12,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,159)	(13,781)
Proceeds from sale of fixed assets	1,037	79
Other	(467)	15

Net cash used in investing activities	(10,589)	(13,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(10,443)	(4,100)
Borrowings under long-term debt	4,003	5,070
Capital lease obligation, net	(18)	(161)
Exercise of stock options	552	2,576
Other	7	(37)

Net cash used in financing activities	(5,899)	3,348

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,508	2,642
CASH AND CASH EQUIVALENTS, beginning of period	14,456	12,519

CASH AND CASH EQUIVALENTS, end of period	$16,964	$15,161

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

	June 30,	December 31,
	2002	2001

	(Unaudited)
	(Restated) Note 9
Finished goods	$28,508	$30,120
Parts and materials	5,744	6,561
Work in process	4,854	4,428

Total inventories	$39,106	$41,109

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

Net Income
(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,

	(Unaudited)		(Unaudited)
	2002		2002
	(Restated) Note 9	2001	(Restated) Note 9	2001

Reported net income (loss)	$1,260	$7,787	$(15,198)	$13,901
Add back: Goodwill amortization	—	1,033	—	2,066

Adjusted net income (loss)	$1,260	$8,820	$(15,198)	$15,967

Basic Earnings per Share	Three Months Ended June 30,		Six Months Ended June 30,

	(unaudited)		(unaudited)
	2002		2002
	(Restated) Note 9	2001	(Restated) Note 9	2001

Reported net income (loss)	$0.04	$0.24	$(0.46)	$0.42
Add back: Goodwill amortization	—	0.03	—	0.06

Adjusted net income (loss)	$0.04	$0.27	$(0.46)	$0.48

Diluted Earnings per Share	Three Months Ended June 30,		Six Months Ended June 30,

	(unaudited)		(unaudited)
	2002		2002
	(Restated) Note 9	2001	(Restated) Note 9	2001

Reported net income (loss)	$0.04	$0.23	$(0.46)	$0.41
Add back: Goodwill amortization	—	0.03	—	0.06

Adjusted net income (loss)	$0.04	$0.26	$(0.46)	$0.47

4. LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

	June 30,	December 31,
	2002	2001

	(Unaudited)
Credit Facility with a bank group:
$100,000 revolving debt facilities	$14,000	$20,000
Senior Notes	75,000	75,000
Other indebtedness	30	543

Total debt	89,030	95,543
Less — current maturities	30	454

Total long-term debt	$89,000	$95,089

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

5. RESTRUCTURING CHARGES

     During the fourth quarter of 2001, we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. In the second quarter of 2002, we relocated a facility from Mexico City, Mexico to Villahermosa, Mexico and we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center in the second half of 2002. This charge of approximately $3.0 million affected each of our operating segments as follows: Reservoir Description - $0.8 million; Production Enhancement — $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through June 30, 2002 was $1.3 million. This charge is summarized in the following table:

Restructuring Charges
(in thousands)
	Lease			Asset
	Obligations	Severance	Restoration	Write-offs[1]	Other	Total

Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through June 30, 2002 (unaudited)	78	557	230	—	6	871

Accrual remaining at June 30, 2002 (unaudited)	$482	$—	$150	$—	$138	$770

1)	The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001 and will be reduced by $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

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

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
	(Restated) Note 9		(Restated) Note 9
Revenues:
Reservoir Description	$54,282	$52,123	$103,761	$100,289
Production Enhancement	21,103	26,163	44,505	52,922
Reservoir Management	11,066	12,974	22,468	29,395

Consolidated	$86,451	$91,260	$170,734	$182,606

Income (Loss) Before Interest Expense and Income Tax Expense:
Reservoir Description	$6,180	$8,260	$9,894	$14,376
Production Enhancement	(61)	4,795	493	8,572
Reservoir Management	(1,138)	(314)	(2,590)	311
Corporate and Other[1]	(882)	17	(1,319)	(31)

Consolidated	$4,099	$12,758	$6,478	$23,228

1)	“Corporate and Other” represents non-operational charges.

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

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	(Unaudited)
Weighted average basic common shares outstanding	33,245,618	33,044,424	33,227,805	32,965,168
Effect of dilutive stock options[1]	619,883	1,147,938	—	1,158,485

Weighted average diluted common shares outstanding	33,865,501	34,192,362	33,227,805	34,123,653

1)	Options totaling 1,871,051 and 41,801 equivalent common shares for the three months ended June 30, 2002 and 2001, and 2,428,868 and 41,801 for the six months ended June 30, 2002 and 2001, respectively, were not included in the computation of weighted average diluted common shares because the impact of these options was anti-dilutive.

8. SUBSEQUENT EVENT

     On July 1, 2002, we acquired certain assets of Advanced Data Solutions (“ADS”) for approximately $8.0 million. The transaction resulted in an increase in goodwill of approximately $5.7 million. In accordance with SFAS 142, goodwill relating to this purchase will not be amortized. In the event certain contingent goals are achieved at year-end 2002, additional consideration in an amount up to $8.0 million may be due.

9. RESTATEMENT OF FINANCIALS

     We have restated our previously reported Consolidated Balance Sheet as of June 30, 2002 and our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and six months ended June 30, 2002. In connection with our year-end audit, we determined that certain items of revenues and expenses had been accounted for in the incorrect quarter. The following table summarizes the impact and explanation of the adjustments on our previously reported quarterly results (in thousands, except per share data):

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002

	Previously			Previously
	Reported	Restated		Reported	Restated

	(Unaudited)
Service and sales revenues	$87,464	$86,451	a	$172,528	$170,734	a
Cost of services and sales	70,417	71,606	b,c	139,355	142,590	b,c
Other operating expenses	10,095	10,746	d,e,f	20,070	21,666	d,e,f

Operating income	6,952	4,099		13,103	6,478
Interest expense	1,920	1,927		3,888	3,903

Income before income tax expense	5,032	2,172		9,215	2,575
Income tax expense	1,409	912	g	2,580	1,081	g

Income before cumulative effect of change in accounting principle	3,623	1,260		6,635	1,494
Cumulative effect of change in accounting principle	—	—		(16,692)	(16,692)

Net income (loss)	$3,623	$1,260		$(10,057)	$(15,198)

Per share data:
Basic earnings (loss) per share	$0.11	$0.04		$(0.30)	$(0.46)

Weighted average basic common shares outstanding	33,246	33,246		33,228	33,228

Diluted earnings (loss) per share	$0.11	$0.04		$(0.30)	$(0.46)

Weighted average diluted common shares outstanding	33,866	33,866		33,228	33,228

a.	Adjusts revenues by $1,013 and $1,794 for the three and six months ended June 30, 2002, respectively, as a result of untimely processing of credit memos.

b.	Record additional provision for doubtful accounts of $1,127 and $2,689 for the three and six months ended June 30, 2002, respectively, based on the Company’s historical experience.

c.	Adjustment for cost of sales of $62 and $546 for the three and six months ended June 30, 2002, respectively, as a result of reconciliation of account balances primarily in Mexico and Venezuela.

d.	Record adjustment for expense of $172 and $345 for the three and six months ended June 30, 2002, respectively, to correct depreciation expense based on estimated useful life of related assets.

e.	Additional general and administrative expense of $130 and $193 for the three and six months ended June 30, 2002 primarily for compensation expense.

f.	Additional expense of $349 and $1,058 for the three and six months ended June 30, 2002, respectively, for correction of foreign exchange adjustments in Venezuela.

g.	Income tax effect of all adjustments above.

     The following table summarizes the impact of these adjustments on our previously reported quarterly financial position (in thousands):

	June 30, 2002

	Previously
Consolidated Balance Sheets	Reported	Restated

	(Unaudited)
Cash	$17,535	$16,964
Accounts receivable	$88,030	$83,637
Inventories	$39,364	$39,106
Prepaid expenses and other current assets	$13,380	$12,841
Property, plant and equipment, net	$97,620	$97,579
Intangibles, goodwill and other assets	$143,737	$143,608
Accounts payable	$15,339	$15,601
Other current liabilities and minority interest	$16,691	$15,866
Other liabilities	$22,195	$21,969
Retained earnings	$78,252	$73,111

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

     International risks

     We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

•	global economic conditions;

•	political actions and requirements of national governments including trade restrictions and embargos and expropriations of assets;

•	potential income tax liabilities in multiple jurisdictions;

•	civil unrest;

•	fluctuations and changes in currency exchange rates; and

•	the impact of inflation.

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

     Our operations are subject to various risks and other factors including, but not limited to:

•	our ability to continue to develop or acquire new and useful technology;

•	the realization of anticipated synergies from acquired businesses and future acquisitions;

•	our dependence on the oil and gas industry, and the impact of commodity prices on the expenditure levels of our customers;

•	competition in our markets; and

•	the risks and uncertainties attendant to adverse industry, political, economic and financial market conditions, including stock prices, government regulations, interest rates and credit availability.

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

Results of Operations

     We have restated our previously reported Consolidated Balance Sheet as of June 30, 2002 and our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and six months ended June 30, 2002. In connection with our year-end audit, we determined that certain items of revenues and expenses had been accounted for in the incorrect quarter. For additional information about restatements, see Note 9 of the Notes to Consolidated Financial Statements.

     Service revenues for the second quarter of 2002 decreased $1.4 million, or 2% from the same period last year, primarily due to decreased worldwide oilfield activities. Service revenues for the six month period ended June 30, 2002 decreased $5.8 million a 4% decrease from the same period last year.

     Cost of services expressed as a percentage of service revenue were 81% and 77% in the second quarter of 2002 and the same period last year, respectively, and 82% and 77% in the six month period ended June 30, 2002 and in the same period last year, respectively. Our relatively fixed cost structure for our services caused our cost of services, in relation to revenues, to rise in 2002 compared to the same time period in the prior year.

     Sales revenues decreased to $13.8 million in the second quarter of 2002 from $17.2 million in the second quarter of 2001, a 20% decrease. Sales revenue for the six month period ended June 30, 2002 decreased $6.1 million to $28.9 million from $35.0 million in the same period in 2001, an 17% decrease. These decreases were caused, in most part, to the deep decline in drilling for natural gas in the North American markets. Consequently, there was lower demand for our well completion products.

     Cost of sales in the second quarter of 2002 was 92% of sales revenue as compared to 76% for the same period last year. For the six month period ended June 30, 2002, cost of sales was 92% as compared to 80% in the prior year. Our actual cost of sales have decreased year over year, due in part to our efforts to reduce costs. However, the reduction is not evidenced in our margin due to the reduction in our sales revenue in 2002.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature as a percentage of revenues, we did experience an increase of $1.1 million and $2.3 million for the three and six month periods ended June 30, 2002, respectively, as compared to the corresponding periods in 2001. These increases were largely attributable to growth in the number of people necessary to support increases in the scope of our operations as well as an increase in our direct marketing effort focused on providing integrated solutions to our clients as well as continuing the implementation of the company-wide financial system.

     Depreciation and amortization expense for the second quarter of 2002 increased $0.4 million and $1.0 million for the three and six month periods ended June 30, 2002, as compared to the corresponding periods in 2001. These increases were due to additional capital investments, which include additions to the Houston facility.

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

     During the fourth quarter of 2001, we had several transactions which impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements and an accrual for facility restoration, severance benefits and lease termination costs. Approximately 100 field employees were terminated. In the second quarter of 2002, we relocated a facility from Mexico City, Mexico to Villahermosa, Mexico and we intend to relocate one of our operations from Dallas to the Houston Advanced Technology Center in the second half of 2002. This charge of approximately $3.0 million affected each of our operating segments as follows: Reservoir Description - $0.8 million; Production Enhancement – $0.1 million; Reservoir Management - $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge of $2.1 million will be funded from operating activities. Cash required for the costs incurred through June 30, 2002 was $1.3 million. This charge is summarized in the following table:

Restructuring Charges
(in thousands)

	Lease			Asset
	Obligations	Severance	Restoration	Write-offs[1]	Other	Total

Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through June 30, 2002 (Unaudited)	78	557	230	—	6	871

Accrual remaining at June 30, 2002 (Unaudited)	$482	$—	$150	$—	$138	$770

1)	The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001 and will be reduced by $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

Segment Analysis
(in thousands)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

	(Unaudited)		(Unaudited)
	(Restated)		(Restated)
Revenues:
Reservoir Description	$54,282	$52,123	$103,761	$100,289
Production Enhancement	21,103	26,163	44,505	52,922
Reservoir Management	11,066	12,974	22,468	29,395

Consolidated	$86,451	$91,260	$170,734	$182,606

Income (Loss) Before Interest Expense and Income Tax Expense:
Reservoir Description	$6,180	$8,260	$9,894	$14,376
Production Enhancement	(61)	4,795	493	8,572
Reservoir Management	(1,138)	(314)	(2,590)	311
Corporate and Other[1]	(882)	17	(1,319)	(31)

Consolidated	$4,099	$12,758	$6,478	$23,228

1)	“Corporate and Other” represents non-operational charges.

Reservoir Description

     Revenues from the Reservoir Description segment increased $2.2 million in the second quarter of 2002 compared to the same period in the prior year. Revenues for the six month period ended June 30, 2002 increased $3.5 million. Increased international demand for our existing services and deepwater services, as well as the introduction of new technologies into international arenas bolstered revenue in this segment. Earnings before interest and taxes decreased by $2.1 million in the second quarter of 2002 and $4.5 million in the six month period ended June 30, 2002, compared to the same periods in the prior year due to decreased margins relating primarily to slowness in the activity levels in the North American natural gas markets.

Production Enhancement

     Revenues from the Production Enhancement segment were $21.1 million in the second quarter of 2002 compared to $26.2 million in the same period in the prior year, a decrease of 19%. For the six month period ended June 30, 2002, revenues decreased $8.4 million to $44.5 million, a decrease of 16% from the same period in the prior year. Due to lower industry activity levels, we continued to experience decreased demand for our well completion and stimulation technologies, primarily in North American markets in the second quarter. Earnings before interest and taxes decreased $4.9 million in the second quarter and $8.1 million in the six month period ended June 30, 2002 compared to the same periods in 2001.

Reservoir Management

     Revenues from the Reservoir Management segment in the second quarter of 2002 were $11.1 million, a decrease of $1.9 million compared to the same period in the prior year, while revenues for the six month period ended June 30, 2002 decreased $6.9 million compared to the same period in 2001. As part of our refocus effort in this group, we have elected to no longer bid on projects that could earn lower than acceptable margins. Consequently, our revenues have decreased; however, our earnings have improved. Further, we have been able to significantly reduce our cost structure in this unit after taking the restructuring charge in the fourth quarter of 2001.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     For the six month period ended June 30, 2002, cash flows from operating activities were $19.0 million, an increase of $6.0 million from the same period in 2001. At June 30, 2002, we had working capital of $130.7 million and a current ratio of 5.2 to 1.0, compared to working capital of $139.3 million and a current ratio of 4.5 to 1.0 at December 31, 2001. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

     For the six month period ended June 30, 2002, our investing activities used $10.6 million compared to $13.7 million in the same period in 2001 due to a reduction in our capital expenditure program. Included in the capital expenditures is a new lab and office facility in Moscow, Russia. For the six month period ended June 30, 2002 our financing activities used $5.9 million and provided $3.3 million in the same period in 2001. The use of cash in 2002 financing activities was due to a net reduction of approximately $6.4 million in the Credit Facility.

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

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     Stockholders voting at the Annual Meeting on May 30, 2002 and by proxy, elected eight members (each, a “Supervisory Director”) to the Board of Supervisory Directors of the Company (the “Supervisory Board”), consisting of (i) David M. Demshur, (ii) Rene R. Joyce; (iii) Jacobus Schouten, as Class I Supervisory Directors, (i) D. John Ogren, (ii) Joseph R. Perna, (iii) Timothy J. Probert as Class II Supervisory Directors and (i) Richard L. Bergmark, (ii) Alexander Vriesendorp, to serve until the annual meeting of shareholders in 2005, 2004 and 2003, respectively, and until their successors shall have been duly elected and qualified.

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