Form 10-Q/A
period 2002-09-30
CORE LABORATORIES N V
filed 2003-04-07
CIK 1000229

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

CORE LABORATORIES N.V.
FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2002

i

EXPLANATORY NOTE

     Core Laboratories N.V. (“Core Laboratories”, “we”, “our” or “us”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 to reflect the restatement of certain previously reported information. Portions of Part I, Item 1 “Financial Statements” and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended to reflect this restatement. The remaining information in this amended Form 10-Q has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which this Form 10-Q relates. Additional information relating to the restatement is contained in Note 10 of the Notes to the Consolidated Financial Statements.

ii

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(Restated)
	Note 10
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,100	$14,456
Accounts receivable, less allowance for doubtful accounts of $10,389 and $7,829 in 2002 and 2001, respectively	86,400	104,933
Inventories	37,692	41,109
Prepaid expenses and other current assets	13,088	9,728
Deferred tax asset	9,597	9,123

Total current assets	160,877	179,349
PROPERTY, PLANT AND EQUIPMENT, net	96,022	97,615
INTANGIBLES, GOODWILL AND OTHER LONG-TERM ASSETS, net	150,147	162,536

Total assets	$407,046	$439,500

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$823	$454
Accounts payable	15,821	19,721
Other accrued expenses	15,708	19,832

Total current liabilities	32,352	40,007
LONG-TERM DEBT	88,000	95,089
OTHER LONG-TERM LIABILITIES	21,945	27,983
MINORITY INTEREST	611	815
SHAREHOLDERS’ EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, no shares issued or outstanding	—	—
Common shares, EUR 0.01 par value; 100,000,000 shares authorized, 33,273,821 and 33,204,571 issued and outstanding in 2002 and 2001, respectively	546	546
Additional paid-in capital	187,349	186,751
Retained earnings	76,243	88,309

Total shareholders’ equity	264,138	275,606

Total liabilities and shareholders’ equity	$407,046	$439,500

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	September 30,

	2002	2001

	(Unaudited)
	(Restated) Note 10
SERVICES	$77,575	$77,321
SALES	14,857	19,776

	92,432	97,097
OPERATING EXPENSES:
Cost of services	61,579	57,107
Cost of sales	13,290	15,337
General and administrative expenses	4,943	4,259
Depreciation and amortization	5,237	4,808
Goodwill amortization	—	1,062
Other, net	125	(55)

	85,174	82,518
INCOME FROM OPERATIONS	7,258	14,579
INTEREST EXPENSE	1,857	2,000

INCOME BEFORE INCOME TAX EXPENSE	5,401	12,579
INCOME TAX EXPENSE	2,269	3,522

NET INCOME	$3,132	$9,057

PER SHARE INFORMATION:
BASIC EARNINGS PER SHARE	$0.09	$0.27

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	33,266	33,165

DILUTED EARNINGS PER SHARE	$0.09	$0.27

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	33,465	33,796

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
	(Restated)
	Note 10
SERVICES	$219,444	$224,956
SALES	43,722	54,747

	263,166	279,703
OPERATING EXPENSES:
Cost of services	177,692	170,413
Cost of sales	39,767	43,429
General and administrative expenses	14,777	11,803
Depreciation and amortization	15,169	13,761
Goodwill amortization	—	3,128
Other, net	2,025	(637)

	249,430	241,897
INCOME FROM OPERATIONS	13,736	37,806
INTEREST EXPENSE	5,760	5,921

INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	7,976	31,885
INCOME TAX EXPENSE	3,350	8,928

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	4,626	22,957
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(16,692)	—

NET (LOSS) INCOME	$(12,066)	$22,957

PER SHARE INFORMATION:
BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.14	$0.69

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.50)	—

BASIC (LOSS) EARNINGS PER SHARE	$(0.36)	$0.69

WEIGHTED AVERAGE BASIC COMMON SHARES OUTSTANDING	33,241	33,033

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.14	$0.68

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	(0.50)	—

DILUTED (LOSS) EARNINGS PER SHARE	$(0.36)	$0.68

WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING	33,241	34,006

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
	(Restated)
	Note 10
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$27,311	$17,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,952)	(20,817)
Acquisitions, net of cash acquired	(7,991)	(12,735)
Proceeds from sale of fixed assets	1,153	201
Other	(467)	(90)

Net cash used in investing activities	(21,257)	(33,441)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt	(18,829)	(6,124)
Borrowings under long-term debt	11,803	20,716
Capital lease obligation, net	(24)	(203)
Exercise of stock options	598	2,720
Other	42	(24)

Net cash (used in) provided financing activities	(6,410)	17,085

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(356)	789
CASH AND CASH EQUIVALENTS, beginning of period	14,456	12,519

CASH AND CASH EQUIVALENTS, end of period	$14,100	$13,308

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

Recent Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” SFAS 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets and modifies the accounting and reporting of discontinued operations. SFAS 144 is effective for fiscal years beginning after December 31, 2001. We do not expect SFAS 144 to have a material adverse effect on our financial position or results of operations.

     In May 2002, the FASB issued SFAS No. 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Due to the nature of our business, FASB 44, 64 and Amendment of FASB 13 are not applicable. SFAS 145 eliminates SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt” and states that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” APB Opinion No. 30 defines extraordinary items as events and transactions that are distinguished by their unusual nature and by the infrequency of their occurrence. The provisions of SFAS 145 related to the classification of gains or losses attributable to debt extinguishments are effective for fiscal years beginning after May 15, 2002. We do not expect the implementation of SFAS 145 to have a material impact on our results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. We will adopt SFAS 146 for all exit or disposal activities initiated after December 31, 2002.

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

3. INVENTORIES

     Inventories consist of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average or standard cost (includes direct material, labor and overhead) or estimated net realizable value and are reflected net of valuation reserves. Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
	(Restated)
	Note 10
Finished goods	$29,888	$31,967
Parts and materials	5,497	6,561
Work in process	4,150	4,428
Valuation reserves	(1,843)	(1,847)

Total inventories	$37,692	$41,109

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	(Unaudited)
	2002	2001	2002	2001
Net Income	(Restated)		(Restated)
(in thousands)	Note 10		Note 10

Reported net income (loss)	$3,132	$9,057	$(12,066)	$22,957
Add back: Goodwill amortization	—	1,062	—	3,128

Adjusted net income (loss)	$3,132	$10,119	$(12,066)	$26,085

	Three Months Ended September 30,		Nine Months Ended September 30,

	(Unaudited)
	2002	2001	2002	2001
	(Restated)		(Restated)
Basic Earnings per Share	Note 10		Note 10

Reported net income (loss)	$0.09	$0.27	$(0.36)	$0.69
Add back: Goodwill amortization	—	0.03	—	0.09

Adjusted net income (loss)	$0.09	$0.30	$(0.36)	$0.78

	Three Months Ended September 30,		Nine Months Ended September 30,

	(Unaudited)
	2002	2001	2002	2001
	(Restated)		(Restated)
Diluted Earnings per Share	Note 10		Note 10

Reported net income (loss)	$0.09	$0.27	$(0.36)	$0.68
Add back: Goodwill amortization	—	0.03	—	0.09

Adjusted net income (loss)	$0.09	$0.30	$(0.36)	$0.77

5. LONG-TERM DEBT

     Long-term debt is summarized in the following table (in thousands):

	September 30,	December 31,
	2002	2001

	(Unaudited)
Credit Facility with a bank group:
$100,000 revolving debt facilities	$13,000	$20,000
Senior Notes	75,000	75,000
Other indebtedness	823	543

Total debt	88,823	95,543
Less — current maturities	823	454

Total long-term debt	$88,000	$95,089

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

Restructuring Charges
(in thousands)

	Lease			Asset
	Obligations	Severance	Restoration	Write-offs[1]	Other	Total

Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through September 30, 2002 (Unaudited)	116	557	230	—	85	988

Accrual remaining at September 30, 2002 (Unaudited)	$444	$—	$150	$—	$59	$653

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

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(Unaudited)
	(Restated)		(Restated)
	Note 10		Note 10
Revenues:
Reservoir Description	$55,261	$55,842	$159,022	$156,131
Production Enhancement	22,802	28,307	67,307	81,229
Reservoir Management	14,369	12,948	36,837	42,343

Consolidated	$92,432	$97,097	$263,166	$279,703

Income (Loss) Before Interest Expense and Income Tax Expense:
Reservoir Description	$7,049	$10,468	$16,943	$24,845
Production Enhancement	890	5,119	1,383	13,691
Reservoir Management	(203)	(993)	(2,793)	(682)
Corporate and Other [1]	(478)	(15)	(1,797)	(48)

Consolidated	$7,258	$14,579	$13,736	$37,806

1) “Corporate and Other” represents non-operational charges.

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

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,

	(Unaudited)
	2002	2001	2002	2001

Weighted average basic common shares outstanding	33,266,451	33,165,470	33,240,828	33,032,668
Effect of dilutive stock options [1]	199,030	630,067	—	973,240

Weighted average diluted common shares outstanding	33,465,481	33,795,537	33,240,828	34,005,908

1) Options totaling 3,280,710 and 1,071,551 equivalent common shares for the three months ended September 30, 2002 and 2001, and 3,479,740 and 51,801 for the nine months ended September 30, 2002 and 2001, respectively, were not included in the computation of weighted average diluted common shares because the impact of these options was anti-dilutive.

9. SUBSEQUENT EVENT

     On October 10, 2002, Core Laboratories announced that it will activate a share repurchase program as approved by shareholders at our last annual meeting in May 2002, authorizing the purchase of up to 10% of our outstanding shares through November 29, 2003. The repurchase of the shares will take place in the open market and will be at the discretion of management. It is expected that funding of the program will come from operating cash flow. As of November 11, 2002, we repurchased approximately 213,000 shares of Core Laboratories common stock for an aggregate purchase price of approximately $2,025,000.

10. RESTATEMENT OF FINANCIALS

     We have restated our previously reported Consolidated Balance Sheet as of September 30, 2002 and our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2002. In connection with our 2002 year-end audit, we determined that certain items of revenues and expenses had been accounted for in the incorrect quarter. The following table summarizes the impact and explanation of the adjustments on our previously reported quarterly results (in thousands, except per share data):

	Three Months Ended			Nine Months Ended
	September 30, 2002			September 30, 2002

	(Unaudited)
	Previously			Previously
	Reported	Restated		Reported	Restated

Service and sales revenues	$93,341	$92,432	a	$265,869	$263,166	a
Cost of services and sales	74,667	74,869	b,c	214,022	217,459	b,c
Other operating expenses	9,472	10,305	d,e,f	29,542	31,971	d,e,f

Operating income	9,202	7,258		22,305	13,736
Interest expense	1,849	1,857		5,737	5,760
Income before income tax expense	7,353	5,401		16,568	7,976
Income tax expense	2,059	2,269	g	4,639	3,350	g

Income before cumulative effect of change in accounting principle	5,294	3,132		11,929	4,626
Cumulative effect of change in accounting principle	—	—		(16,692)	(16,692)

Net income (loss)	$5,294	$3,132		$(4,763)	$(12,066)

Per share data:
Basic earnings (loss) per share	$0.16	$0.09		$(0.14)	$(0.36)

Weighted average basic common shares outstanding	33,266	33,266		33,241	33,241

Diluted earnings (loss) per share	$0.16	$0.09		$(0.14)	$(0.36)

Weighted average diluted common shares outstanding	33,465	33,465		33,670	33,241

a.	Adjusts revenues by $909 and $2,703 for the three and nine months ended September 30, 2002, respectively, as a result of untimely processing of credit memos.

b.	Record additional provision for doubtful accounts of $188 and $2,877 for the three and nine months ended September 30, 2002, respectively, based on our historical experience.

c.	Adjustment for cost of sales of $14 and $560 for the three and nine months ended September 30, 2002, respectively, as a result of reconciliation of account balances primarily in Mexico and Venezuela.

d.	Record adjustment for expense of $173 and $518 for the three and nine months ended September 30, 2002, respectively, to correct depreciation expense based on estimated useful life of related assets.

e.	Additional general and administrative expense of $265 and $458 for the three and nine months ended September 30, 2002, respectively, primarily for compensation expense.

f.	Additional expense of $395 and $1,453 for the three and nine months ended September 30, 2002, respectively, for correction of foreign exchange adjustment in Venezuela.

g.	Income tax effect of all adjustments above.

     The following table summarizes the impact of these adjustments on our previously reported quarterly financial position (in thousands):

	September 30, 2002

	(Unaudited)
	Previously
Consolidated Balance Sheets	Reported	Restated

Cash	$14,581	$14,100
Accounts receivable	$92,187	$86,400
Inventories	$38,004	$37,692
Prepaid expenses and other current assets	$13,827	$13,088
Property, plant and equipment, net	$96,132	$96,022
Intangibles, goodwill and other assets	$150,269	$150,147
Accounts payable	$15,563	$15,821
Other current liabilities	$16,218	$15,708
Other liabilities and minority interest	$22,551	$22,556
Retained earnings	$83,546	$76,243

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

     Industry risks

     The oil and gas industry is highly cyclical and there are numerous factors affecting the supply of and demand for oil and natural gas, which include:

•	market prices of oil and gas;

•	cost of producing oil and natural gas;

•	the level of drilling and production activity;

•	mergers, consolidations and downsizing among our clients;

•	coordination by OPEC; and

•	the impact of commodity prices on the expenditure levels of our customers.

     Business risks

     Our results of operations could be adversely affected by risks and uncertainties in the business environment in which we operate, including:

•	competition in our markets;

•	the realization of anticipated synergies from acquired businesses and future acquisitions;

•	our ability to continue to develop or acquire new and useful technology; and

•	access to capital, interest rates and the cost of capital.

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

Results of Operations

     We have restated our previously reported Consolidated Balance Sheet as of September 30, 2002 and our Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2002. In connection with our 2002 year-end audit, we determined that certain items of revenues and expenses had been accounted for in the incorrect quarter. For additional information about restatements, see Note 10 of the Notes to Consolidated Financial Statements.

     Service revenues for the third quarter of 2002 were consistent with the same period in the prior year. Service revenues for the nine month period ended September 30, 2002 decreased $5.5 million, a 2.5% decrease from the same period last year, primarily due to continued weak activity levels of our clients in North America.

     Cost of services expressed as a percentage of service revenue were 79% and 74% in the third quarter of 2002 and the same period last year, respectively, and 81% and 76% in the nine month period ended September 30, 2002 and in the same period last year, respectively. The increase in the cost of services percentage is primarily due to the completion of international projects with lower margins coupled with a decrease in higher margin projects in the North American Production Enhancement business.

     Sales revenues decreased to $14.9 million in the third quarter of 2002 from $19.8 million in the third quarter of 2001, a 25% decrease. Sales revenue for the nine month period ended September 30, 2002 decreased $11.0 million to $43.7 million from $54.7 million in the same period in 2001, a 20% decrease. These decreases were caused, in most part, to the deep decline in drilling for natural gas in the North American markets. Consequently, there was lower demand for our well completion products. Sequentially, revenues in the third quarter of 2002 increased $1.1 million, or 8%, from the second quarter of 2002 as the rig count and related activity levels in North America improved slightly.

     Cost of sales in the third quarter of 2002 was 89% of sales revenue as compared to 78% for the same period last year. For the nine month period ended September 30, 2002, cost of sales was 91% as compared to 79% in the prior year. Although cost reduction efforts have been made during the year, including this quarter, to minimize our cost structure, the deep decline in drilling for natural gas in North American markets has caused significantly lower demand for our products. Consequently, cost of sales as a percentage of revenues continues to run at higher than desired levels.

     General and administrative expenses are comprised of corporate management and centralized administrative services which benefit our operating subsidiaries. Although general and administrative expenses are generally more fixed in nature as a percentage of revenues, we did experience an increase of $0.7 million and $3.0 million for the three and nine month periods ended September 30, 2002, respectively, as compared to the corresponding periods in 2001. These increases were largely attributable to growth in the number of people necessary to support increases in the scope of our operations as well as an increase in our direct marketing effort focused on providing integrated solutions to our clients, as well as continuing the implementation of the company-wide financial system.

     Depreciation and amortization expense for the third quarter of 2002 increased $0.4 million and $1.4 million for the nine month period ended September 30, 2002, as compared to the corresponding periods in 2001. These increases were due to the purchase of certain assets from Advanced Data Solutions (“ADS”) as well as additional capital investments, which include additions to the Houston facility.

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

Restructuring Charges
(in thousands)

	Lease			Asset
	Obligations	Severance	Restoration	Write-offs[1]	Other	Total

Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through September 30, 2002 (Unaudited)	116	557	230	—	85	988

Accrual remaining at September 30, 2002 (Unaudited)	$444	$—	$150	$—	$59	$653

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

Segment Analysis
(in thousands)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

	(Unaudited)
	(Restated) Note 10		(Restated) Note 10
Revenues:
Reservoir Description	$55,261	$55,842	$159,022	$156,131
Production Enhancement	22,802	28,307	67,307	81,229
Reservoir Management	14,369	12,948	36,837	42,343

Consolidated	$92,432	$97,097	$263,166	$279,703

Income (Loss) Before Interest Expense and Income Tax Expense:
Reservoir Description	$7,049	$10,468	$16,943	$24,845
Production Enhancement	890	5,119	1,383	13,691
Reservoir Management	(203)	(993)	(2,793)	(682)
Corporate and Other [1]	(478)	(15)	(1,797)	(48)

Consolidated	$7,258	$14,579	$13,736	$37,806

1) “Corporate and Other” represents non-operational charges.

Reservoir Description

     Revenues from the Reservoir Description segment increased to $55.3 million in the third quarter of 2002 from $55.8 million in the same period in the prior year. Revenues for the nine month period ended September 30, 2002 increased $2.9 million. Increased international demand for our existing services and deepwater services, as well as the introduction of new technologies into international arenas bolstered revenue in this segment. Earnings before interest and taxes decreased by $3.4 million in the third quarter of 2002 and $7.9 million in the nine month period ended September 30, 2002, compared to the same periods in the prior year due to decreased margins relating primarily to reduced activity levels in the North American natural gas markets. Sequentially, revenues in the third quarter of 2002 increased $1.0 million, or 2%, from the second quarter of 2002 while earnings before interest and taxes in the third quarter of 2002 increased $0.9 million, or 14%, from the second quarter of 2002. Although international activity levels have been flat, as indicated by drilling activity, we have been able to increase revenue and earnings on a sequential basis through the addition of new services and increases in market penetration.

Production Enhancement

     Revenues from the Production Enhancement segment were $22.8 million in the third quarter of 2002 compared to $28.3 million in the same period in the prior year, a decrease of 19%. For the nine month period ended September 30, 2002, revenues decreased $13.9 million to $67.3 million, a decrease of 17% from the same period in the prior year. Due to lower industry activity levels, we continued to experience decreased demand for our well completion and stimulation technologies, primarily in North American markets in the third quarter. Earnings before interest and taxes decreased $4.2 million in the third quarter and $12.3 million in the nine month period ended September 30, 2002 compared to the same periods in 2001. Sequentially, Production Enhancement revenues in the third quarter of 2002 increased $1.7 million, or 8%, from the second quarter of 2002 while earnings before interest and taxes in the third quarter of 2002 increased $1.0 million from the second quarter of 2002 as the rig count and related activity in North America has improved slightly.

Reservoir Management

     Revenues from the Reservoir Management segment in the third quarter of 2002 were $14.4 million, an increase of $1.4 million compared to the same period in the prior year, while revenues for the nine month period ended September 30, 2002 decreased $5.5 million compared to the same period in 2001. The increase in the third quarter of 2002 was primarily the additional activity resulting from the purchase of the ADS assets and due to the completion of large projects in Mexico.

Liquidity and Capital Resources

     We have historically financed our activities through cash flows from operating activities, bank credit facilities, equity financing and the issuance of debt.

     For the nine month period ended September 30, 2002, cash flows from operating activities were $27.3 million, an increase of $10.2 million from the same period in 2001. At September 30, 2002, we had working capital of $128.5 million and a current ratio of 5.0 to 1.0, compared to working capital of $139.3 million and a current ratio of 4.5 to 1.0 at December 31, 2001. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

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

CORE LABORATORIES N.V.
QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk

     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to interest rate changes and fluctuations in foreign exchange rates, are material. During 1999, we issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans. This significantly reduced our exposure to market risk. This section should be read in conjunction with “Note 5 — Long-Term Debt” of the Notes to Consolidated Financial Statements.

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

CORE LABORATORIES N.V.
CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the issuer’s disclosure controls and procedures (as defined in 17 CFR §§240.13a-14(c) and 240 15d-14c). Such evaluation was carried out under the supervision and with the participation of the issuer’s management, including the issuer’s chief executive officer and chief financial officer; and it is the conclusion of the chief executive officer and chief financial officer that such disclosure controls and procedures operate such that important information flows to appropriate collection and disclosure points in a timely manner and are effective in ensuring that material information is accumulated and communicated to management of the issuer, and made known to the chief executive officer and chief financial officer particularly during the period in which this report was prepared, as appropriate to allow timely decisions regarding required disclosure.

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