Form 10-Q
period 2003-03-31
CORE LABORATORIES N V
filed 2003-05-15
CIK 1000229

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

                  For the quarterly period ended March 31, 2003

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

     Yes |X| No

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes |X| No

     The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at May 14, 2003 was 31,628,410.
================================================================================


                             CORE LABORATORIES N.V.
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX
                                                                                                          Page
                         Part I -- Financial Information

     Item 1       Financial Statements
                  Consolidated Balance Sheets at March 31, 2003 and December 31, 2002................      1
                  Consolidated Statements of Operations for the Three Months Ended
                  March 31, 2003 and 2002............................................................      2
                  Consolidated Statements of Cash Flows for the Three Months Ended
                  March 31, 2003 and 2002............................................................      3
                  Notes to Consolidated Financial Statements ........................................      4
     Item 2       Management's Discussion and Analysis of Financial Condition and
                     Results of Operations  .........................................................     10
     Item 3       Quantitative and Qualitative Disclosures of Market Risk............................     17

     Item 3       Controls and Procedures............................................................     18


                          Part II -- Other Information

     Item 1       Legal Proceedings..................................................................     21

     Item 2       Changes in Securities..............................................................     21

     Item 3       Defaults Upon Senior Securities....................................................     21

     Item 4       Submission of Matters to a Vote of Security Holders ...............................     21

     Item 5       Other Information..................................................................     21

     Item 6       Exhibits and Reports on Form 8-K...................................................     22

                    Signature  ......................................................................     23
                    Officer Certifications ..........................................................     24

                                       ii


                             CORE LABORATORIES N.V.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)
                                                                                         March 31,       December 31,
                                                                                           2003              2002
                                                                                        ----------        ----------

                                                                                        (Unaudited)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents...................................................       $   10,623        $   14,876
     Accounts receivable, less allowance for doubtful accounts of
         $9,122 and $8,853 at 2003 and 2002, respectively........................           98,902           100,602
     Inventories, net............................................................           33,952            34,532
     Prepaid expenses and other current assets...................................           15,003            13,671
     Deferred tax asset..........................................................           10,596            11,992
                                                                                        ----------        ----------
Total current assets.............................................................          169,076           175,673

PROPERTY, PLANT AND EQUIPMENT, net...............................................           95,194            95,452
INTANGIBLES, net.................................................................            8,808             8,913
GOODWILL ........................................................................          133,446           133,446
OTHER ASSETS  ...................................................................            7,335             7,669
                                                                                        ----------        ----------
                Total assets.....................................................       $  413,859        $  421,153
                                                                                        ==========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current maturities of long-term debt and capital lease obligations..........       $    1,185        $    1,145
     Accounts payable............................................................           25,153            25,407
     Accrued payroll and related cost............................................           10,182             9,662
     Taxes other than payroll and income.........................................            1,736             3,224
     Unearned revenues...........................................................            2,561             1,709
     Accrued interest............................................................            1,304             2,891
     Other accrued expenses......................................................            4,730             6,046
                                                                                        ----------        ----------
Total current liabilities........................................................           46,851            50,084

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS.....................................           92,022            88,035
DEFERRED COMPENSATION............................................................            3,855             3,544
DEFERRED TAX LIABILITY...........................................................           13,972            14,461
OTHER LONG-TERM LIABILITIES......................................................            6,082             6,539
MINORITY INTEREST................................................................              626               344
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
     Preference shares, EUR 0.01 par value; 3,000,000 shares authorized,
         none issued or outstanding..............................................               --                --
     Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
         33,277,110 issued and 31,625,910 outstanding at 2003 and
         33,275,910 issued and 32,415,510 outstanding at 2002....................              546               546
     Additional paid-in capital..................................................          187,365           187,364
     Retained earnings...........................................................           80,404            79,247
     Treasury shares (at cost), 1,651,200 and 860,400 at 2003
         and 2002, respectively..................................................          (17,864)           (9,011)
                                                                                        -----------       -----------
         Total shareholders' equity..............................................          250,451           258,146
                                                                                        ----------        ----------
              Total liabilities and shareholders' equity.........................       $  413,859        $  421,153
                                                                                        ==========        ==========




              The accompanying notes are an integral part of these
                       consolidated financial statements.


                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                           2003              2002
                                                                                        ----------        ----------
                                                                                                (Unaudited)
REVENUES:
     SERVICES....................................................................       $   74,876        $   69,178
     SALES.......................................................................           18,084            15,105
                                                                                        ----------        ----------
                                                                                            92,960            84,283
OPERATING EXPENSES:
     Cost of services............................................................           62,232            57,120
     Cost of sales...............................................................           16,127            13,864
     General and administrative expenses ........................................            5,569             4,728
     Depreciation and amortization...............................................            5,185             4,922
     Other expense, net..........................................................              619             1,270
                                                                                        ----------        ----------
                                                                                            89,732            81,904

INCOME FROM OPERATIONS...........................................................            3,228             2,379
INTEREST EXPENSE.................................................................            1,643             1,976
                                                                                        ----------        ----------
INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....................................            1,585               403
INCOME TAX EXPENSE...............................................................              428               169
                                                                                        ----------        ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE........................................................            1,157               234
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..............................                -           (16,692)
                                                                                        ----------        ----------
NET INCOME (LOSS)................................................................       $    1,157        $  (16,458)
                                                                                        ==========        ==========
PER SHARE INFORMATION:
     BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
                  OF CHANGE IN ACCOUNTING PRINCIPLE..............................       $     0.04        $     0.01
                                                                                        ----------        ----------
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................       $        -        $    (0.50)
                                                                                        ----------        ----------
     BASIC EARNINGS (LOSS) PER SHARE.............................................       $     0.04        $    (0.49)
                                                                                        ==========        ==========
     WEIGHTED AVERAGE BASIC COMMON SHARES
                  OUTSTANDING....................................................           32,085            33,210
                                                                                        ==========        ==========
       DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
                  OF CHANGE IN ACCOUNTING PRINCIPLE..............................       $     0.04        $     0.01
                                                                                        ----------        ----------
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.........................       $        -        $    (0.50)
                                                                                        ----------        ----------
     DILUTED EARNINGS (LOSS) PER SHARE...........................................       $     0.04        $    (0.49)
                                                                                        ==========        ==========
     WEIGHTED AVERAGE DILUTED COMMON SHARES
                  OUTSTANDING....................................................           32,520            33,210
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

                             CORE LABORATORIES N.V.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                        ----------------------------
                                                                                           2003              2002
                                                                                        ----------        ----------
                                                                                                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net cash provided by operating activities...................................       $    5,299        $    5,269
                                                                                        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures........................................................           (4,754)           (4,013)
     Proceeds from sale of fixed assets..........................................               27               299
                                                                                        ----------        ----------
         Net cash used in investing activities...................................           (4,727)           (3,714)
                                                                                        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt...........................................................           (1,000)           (5,014)
     Proceeds from debt borrowings ..............................................            5,033             4,002
     Capital lease obligation, net...............................................               (6)               (8)
     Stock options exercised.....................................................                1               206
     Repurchase of common shares.................................................           (8,853)                -
     Other.......................................................................                -                (1)
                                                                                        ----------        ----------
         Net cash used in financing activities...................................           (4,825)             (815)
                                                                                        ----------        ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS........................................           (4,253)              740
CASH AND CASH EQUIVALENTS, beginning of period...................................           14,876            14,456
                                                                                        ----------        ----------
CASH AND CASH EQUIVALENTS, end of period.........................................       $   10,623        $   15,196
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

                             CORE LABORATORIES N.V.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories and its subsidiaries and have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The equity method of accounting is used for all investments in which we have less than a majority interest and do not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Balance sheet information as of December 31, 2002 was derived from the 2002 annual audited consolidated financial statements. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

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

         If we had accounted for our stock-based compensation plans using the fair value recognition provision of SFAS 123 and SFAS 148, our net income and diluted earnings per share would have been reduced to the pro forma amounts as follows (in thousands except per share data):

                                                        Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                       2003              2002
                                                     ----------      ----------
                                                             (Unaudited)

     Net income (loss):
         As reported............................     $    1,157      $  (16,458)
             Less: stock-based compensation
             expense determined under fair
             value method, net of tax...........           (632)         (1,022)
                                                     ----------      ----------
         Pro forma..............................     $      525      $  (17,480)
                                                     ==========      ==========
     Basic earnings (loss) per share:
         As reported............................     $     0.04      $    (0.49)
         Pro forma..............................     $     0.02      $    (0.53)
     Diluted earnings (loss) per share:
         As reported............................     $     0.04      $    (0.49)
         Pro forma..............................     $     0.02      $    (0.53)

Recent Pronouncements

         In November 2002 the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, which we have adopted as of December 31, 2002. We do not expect the remaining provisions of SFAS 148 to have a material adverse effect upon our financial position or results of operations.

         In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A

VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Based on current information, we believe we have no material interests in VIEs that will require disclosure or consolidation under FIN 46.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS 149 is not effective for contracts entered into or modified after June 30. 2003. The adoption of SFAS 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

2.   INVENTORIES

         Inventories consist of manufactured goods, materials and supplies used for sales or services provided to customers. Inventories are stated at the lower of average cost or estimated net realizable value, and are reflected net of valuation reserves. The components of inventories are as follows (in thousands):

                                                 March 31,     December 31,
                                                    2003           2002
                                                ----------      ----------
                                                        (Unaudited)
Finished goods..............................    $   28,034      $   25,954
Parts and materials.........................         4,212           5,486
Work in progress............................         2,486           3,428
                                                ----------      ----------
         Total inventories..................        34,732          34,868
     Less-- valuation reserves..............           780             336
                                                ----------      ----------
             Inventories, net...............    $   33,952      $   34,532
                                                ==========      ==========
                                       6

3.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt is summarized in the following table (in thousands):

                                                                            March 31,  December 31,
                                                                              2003         2002
                                                                           ----------   ----------
                                                                                 (Unaudited)
         Credit Facility $100,000 revolving debt facilities............... $   17,000   $   13,000
         Senior notes.....................................................     75,000       75,000
         Capital lease obligations........................................         79           80
         Other indebtedness...............................................      1,128        1,100
                                                                           ----------   ----------
                 Total debt and capital leases obligations................     93,207       89,180
         Less-- current maturities........................................      1,185        1,145
                                                                           ----------   ----------
                     Long-term debt and capital lease obligations, net of
                        current maturities................................ $   92,022   $   88,035
                                                                           ==========   ==========

         In July 1999, we entered into a $100 million Credit Facility that provides for (i) a committed revolving debt facility of $95 million and (ii) a Euro denominated revolving debt facility with U.S. dollar equivalency of $5 million. At March 31, 2003, approximately $83.0 million was available for borrowing under the revolving Credit Facility. The Credit Facility bears interest from LIBOR plus 1.25% to a maximum of LIBOR plus 1.75% per annum. At March 31, 2003 the weighted average interest rate was 3.11% and the average interest rate in effect was 2.55%. For the year ended December 31, 2002 the weighted average interest rate was 3.18% and the average interest rate in effect was 2.95%. The revolving Credit Facility requires interest payments only, until maturity in June 2004.

         In July 1999, we issued $75 million in Senior Notes that bear an average fixed interest rate of 8.16% and require annual principal payments beginning in July 2005 and continuing through July 2011.

         The terms of the Credit Facility and Senior Notes require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both credit agreements.

4.   SEGMENT REPORTING

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

Segment Analysis

         We manage our business segments separately due to the different services and technologies each segment provides and requires. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheets and Statements of Operations. We evaluate performance based on income or loss from operations before income tax, interest and other operating income (expense). Summarized financial information concerning our segments is shown in the following tables (in thousands):

                                            Three Months Ended March 31,
                                     -----------------------------------------
                                              2003                  2002
                                     ---------------          ----------------
         Revenues                                    (Unaudited)
         Reservoir Description.......$        68,378          $         60,656
         Production Enhancement......         26,630                    23,733
         Reservoir Management........         14,699                    12,757
         Intersegment Eliminations...        (16,745)                  (12,863)
                                     ---------------          ----------------
           Consolidated..............$        92,960          $         84,283
                                     ===============          ================

                                            Three Months Ended March 31,
                                     -----------------------------------------
                                              2003                  2002
                                     ---------------          ----------------
         Income (loss) before interest
             and taxes
                                                     (Unaudited)
         Reservoir Description....... $        3,284           $         3,714
         Production Enhancement......          1,605                       554
         Reservoir Management........         (1,450)                   (1,452)
         Corporate and Other (1).....           (211)                     (437)
                                     ---------------          ----------------
           Consolidated.............. $        3,228           $         2,379
                                     ===============          ================

         1) "Corporate and Other" represents those items that are not directly related to a particular segment.

5.   EARNINGS PER SHARE

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

                                                             Three Months
                                                            Ended March 31,
                                                         2003           2002
                                                      --------------------------
Weighted average basic common shares outstanding.         32,085          33,210
Effect of dilutive stock options (1).............            435               -
                                                      ----------      ----------
Weighted average diluted common shares outstanding        32,520          33,210
                                                      ==========      ==========


  1) Options totaling 2,572,938 and 2,847,321 equivalent common shares were not included in the computation of weighted average diluted common shares for the three months ended March 31, 2003, and 2002, respectively, because the impact of these options was anti-dilutive.

6.       SUBSEQUENT EVENT

         On April 30, 2003 the Company acquired the assets of GOEX from Ensign-Bickford Company for approximately $10.0 million in cash consideration. Core Laboratories purchased substantially all the operating assets of GOEX, a privately held perforating charge manufacturer located in Fort Worth, Texas. The operating assets consisted of certain machinery, inventory and guaranteed receivables and included exclusive oilfield rights to market and sell detonation cord manufactured by the parent company of GOEX.

                             CORE LABORATORIES N.V.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     General

         Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,400 employees.

     Risk Factors

         This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, concerning among other things, our expected revenues, expenses and profit, our prospects, and business strategies and development, all of which are subject to certain risks, uncertainties and assumptions. When used in this document, words such as "anticipate" "believe", "expect", "plan", "intend", "estimate", "project", "budget", "forecast", "will", "should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. We based our statements on our current expectations, estimates, historical trends, current conditions and other factors we believe are appropriate under the circumstances. Such statements are subject to various risks and uncertainties related to the oil and gas industry, business conditions, international markets, international political climates and other factors that are beyond our control. We caution you that these statements are not guarantees of future performance. Accordingly, our actual outcomes and results may differ materially from what we express or forecast in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

     Industry risks

         The oil and gas industry is highly cyclical and there are numerous factors affecting the supply of and demand for oil and natural gas, which include:

o        market prices of oil and gas and expectations about future prices;
o        cost of producing oil and natural gas;
o        the level of drilling and production activity;
o        mergers, consolidations and downsizing among our clients;
o        coordination by OPEC;
o the impact of commodity prices on the expenditure levels of our customers;
o financial condition of our client base and their ability to fund capital expenditures;
o        adverse weather conditions;
o        civil unrest in oil producing countries; and
o        level of consumption of oil, gas, and petrochemicals by consumers.

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

     International risks

         We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

o        global economic conditions;
o political actions and requirements of national governments including trade restrictions, and embargos and expropriations of assets;
o        potential income tax liabilities in multiple jurisdictions;
o        civil unrest;
o        acts of terrorism;
o        fluctuations and changes in currency exchange rates;
o        the impact of inflation; and
o        current conditions in Venezuela and Iraq.

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

     Other risks

         Our client base could be impacted by events we cannot predict or we could be impacted by a change in the conduct of business, transportation and security measures. In addition we are subject to other risk factors such as the impact of environmental regulations, litigation risks, as well as the dependence on the oil and gas industry. Many of these risks are beyond our control. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve and under current economic and political conditions.

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

     Results of Operations

         The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment.

         Our revenues are derived from services and product sales. Service revenues in the first quarter of 2003 were $74.9 million as compared to $69.2 million for the same period last year. The increase was primarily due to increased North American oilfield activities.

         Cost of services expressed as a percentage of service revenue was consistent at 83% in the first quarter of 2003 as compared to the corresponding period in 2002. Cost of services in the first quarter of 2003 includes $1.2 million of expenses relating to the closure of our London based Reservoir Management facility.

         Sales revenues increased to $18.1 million in the first quarter of 2003 from $15.1 million in the first quarter of 2002, a 20% increase. This increase was caused, in most part, to the increased drilling activity for natural gas in the North American markets. This increase in activity levels has caused higher demand for our well completion products.

         Cost of sales in the first quarter of 2003 was 89% of sales revenue indicating an improvement as compared to 92% in the corresponding period in 2002 due primarily to cost reduction efforts we have made.

         General and administrative expenses are comprised of corporate management and centralized administrative services that benefit our operating subsidiaries. We experienced an increase of $0.8 million in the first quarter of 2003 as compared to the corresponding period in 2002. General and administrative expenses remained unchanged at 6% of revenues in the first quarter of 2003 as compared to the corresponding period in 2002.

         Depreciation and amortization expense in the first quarter of 2003 increased $0.3 million as compared to the corresponding period in 2002. This increase was due to additional capital investments that occurred in 2002.

     Other expense in the first quarter of 2003 was $0.6 million compared to other expense of $1.3 million in the corresponding period in 2002. Other expense in 2003 consists primarily of foreign exchange losses of approximately $1.1 million offset by other income of approximately $0.5 million.

         As a result of adoption of SFAS 142, in the first quarter of 2002, we reflected impairment of goodwill of $16.7 million related to our Reservoir Management segment. This impairment is reflected in the statement of operations as a cumulative effect of a change in accounting principle.

         The 2003 effective income tax rate decreased to 27% of income before cumulative effect of change in accounting principle from the 2002 rate of 42%. This decrease reflects an increase in international earnings taxed at rates lower than the Netherlands statutory rate and a decrease in expenses that are not deductible for income tax purposes.

     Segment Analysis
     (in Thousands)

         Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.

     Segment Information

                                            Three Months Ended March 31,
                                     -----------------------------------------
                                              2003                  2002
                                     ---------------          ----------------
         Revenues                                    (Unaudited)
         Reservoir Description.......$        54,541          $         49,479
         Production Enhancement......         26,529                    23,402
         Reservoir Management........         11,890                    11,402
                                     ---------------          ----------------
           Consolidated..............$        92,960          $         84,283
                                     ===============          ================

                                            Three Months Ended March 31,
                                     -----------------------------------------
                                              2003                  2002
                                     ---------------          ----------------
         Income (loss) before interest
             and taxes
                                                     (Unaudited)
         Reservoir Description....... $        3,284           $         3,714
         Production Enhancement......          1,605                       554
         Reservoir Management........         (1,450)                   (1,452)
         Corporate and Other (1).....           (211)                     (437)
                                     ---------------          ----------------
           Consolidated.............. $        3,228           $         2,379
                                     ===============          ================

         1) "Corporate and Other" represents those items that are not directly related to a particular segment.

     Reservoir Description

         Revenues from the Reservoir Description segment increased $5.1 million in the first quarter of 2003. Increased international demand for our existing services and deepwater services, as well as improvements in North American oilfield activity levels, bolstered revenue in this segment. Income before interest and taxes decreased by $0.4 million creating operating margins of 6.0% compared to 7.5% in the same period last year.

     Production Enhancement

         Revenues from the Production Enhancement segment were $26.5 million in the first quarter of 2003 compared to $23.4 million in the same period in the prior year, an increase of 13%, due to increased demand for our well completion and stimulation technologies, primarily in North American markets. Income before interest and taxes increased $1.1 million to $1.6 million. Operating margins improved to 6.0% in the first quarter of 2003 compared to 2.4% in the same period in the prior year.
                                       13

     Reservoir Management

         Revenues from the Reservoir Management segment in the first quarter of 2003 were $11.9 million, an increase of $0.5 million compared to the same period in the prior year. Included in the results of this segment was $1.2 million in expenses relating to the closure of the London based facility. Excluding this loss, the results of this segment improved as a result of our cost containment objectives.

     Liquidity and Capital Resources

     General

         We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

     Cash Flows

         During the first quarter of 2003, cash flows from operating activities were unchanged at $5.3 million from the same period in 2002. At March 31, 2003, we had working capital of $122.2 million and a current ratio of 3.6 to 1.0, compared to working capital of $125.6 million and a current ratio of 3.5 to 1.0 at December 31, 2002. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

         Our investing activities used $4.7 million in the first quarter of 2003 compared to using $3.7 million in the same period in 2002. We had $0.7 million in additional capital expenditures in the first quarter of 2003 compared to the same period in the prior year.

         Our significant financing activities included repurchasing approximately 791,000 shares for an aggregate purchase price of $8.9 million. Our total borrowings were $5.0 million, while repayments were approximately $1.0 million.

         We maintain financial flexibility through our $100 million Credit Facility of which $83.0 million was available at March 31, 2003. In addition, we have Senior Notes, which bear interest at an average interest rate of 8.16%. The Senior Notes require semi-annual interest payments; interest payments on the Credit Facility are made based on the interest period selected. The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants contained in our credit agreements at March 31, 2003. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both credit agreements.

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

     Recent Pronouncements

         In November 2002 the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, which we have adopted as of December 31, 2002. We do not expect the remaining provisions of SFAS 148 to have a material adverse effect upon our financial position or results of operations.

         In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of variable interest entities ("VIEs") by business enterprises that are the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. Based on current information, we believe we have no material interests in VIEs that will require disclosure or consolidation under FIN 46.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS 149 is not effective for contracts entered into or modified after June 30. 2003. The adoption of SFAS 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
                                       16

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

Interest Rate Risk

         We are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At March 31, 2003, our variable rate debt outstanding of $17.0 million approximated its fair value. A one percent change in the interest rate would result in a change of approximately $170,000 in interest expense on an annual basis. We attempt to balance the benefit of variable rate debt that has inherent increased risk with fixed rate debt that has less market risk.

Foreign Currency Risk

         We operate in a number of international areas, which exposes us to foreign currency exchange rate risk. We do not hold or issue forward exchange contracts or other derivative instruments for speculative purposes. (A foreign exchange contract is a foreign currency transaction, defined as an agreement to exchange different currencies at a given date and at a specified rate.)

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

     CONTROLS AND PROCEDURES

     Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

         Within the 90 days prior to the date of this quarterly report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"), and our "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

     CEO and CFO Certifications

         Immediately following the Signatures section of this Quarterly Report are the CEO and CFO certifications (the Rule 302 Certifications) required by
Section 302 of the Sarbanes-Oxley Act of 2002. This Controls and Procedures section of the Quarterly Report includes the information concerning the Controls Evaluation referred to in the Rule 302 Certifications and it should be read in conjunction with the Rule 302 Certifications for a more complete understanding of the topics presented.

         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002 are included as exhibits filed with this form 10-Q.

     Disclosure Controls and Internal Controls

         Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the
SEC) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that
(1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     Limitations on the Effectiveness of Controls

         Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

     Scope of the Controls Evaluation

         The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the Company's implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated by other personnel in our finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

         Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in our Internal Controls, and whether we had identified any acts of fraud involving personnel with a significant role in the our Internal Controls. In professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

         As described below under "Changes in Disclosure Controls and Internal Controls", we have identified certain deficiencies in our controls and procedures. However, we believe the corrective actions we have taken and the additional procedures we have performed, as described below in more detail, provide us with reasonable assurance that the identified control weaknesses have not limited the effectiveness of our controls and procedures.

     Changes in Disclosure Controls and Internal Controls

         Management and the Audit Committee are aware of conditions relating primarily to our operations primarily in Mexico and Venezuela that are considered to be a "material weakness" and "reportable conditions" which were identified in our Disclosure Controls and our Internal Controls review for the year ended December 31, 2002. This review was performed under standards established by the American Institute of Certified Public Accountants. In particular, the aforementioned weaknesses in both our Disclosure Controls and Internal Controls pertain to the following areas, (i) revenue cycle process, including revenue recognition, calculation of deferred revenue and monitoring of past due accounts, (ii) the process surrounding accurate reconciliation of account balances and (iii) regular reconciliation of general ledger accounts to supporting documentation. Management and the Audit Committee have taken actions with respect to the material weaknesses and significant deficiencies, including
(1) the replacement of the head of an operating unit, the country manager, the authorization to replace the country controller and the authorization to hire five additional accounting personnel, (2) the expansion of our financial review and internal control function by the authorization to hire two additional professional internal auditors, (3) additional training (or re-training where necessary) of our personnel worldwide, and (4) the acceleration of the installation effort of our company-wide financial accounting system.

         As part of our effort to have a common system of Internal Controls applicable to our operations world-wide, in 2001, we began an implementation of an enterprise-wide general ledger software system that included an Enterprise Resource Planning (ERP) System for our manufacturing operations and budget and planning modules, as well as new business processes and procedures to support the software designed to provide us with a common set of Internal Controls in those locations where the new system is implemented. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. At the end of 2001, approximately 52% of our business activity (as expressed in terms of consolidated revenues) was on this software system utilizing common business process and controls, primarily in the United States. In 2002, we installed this software and common set of Internal Controls for our operations in Canada, the United Kingdom, and Mexico. In April 2003, we installed this software and common set of Internal Controls for our operations in The Netherlands. Currently, including the new locations on our common system, we have approximately 79% of our business activity on this software system utilizing common business process and controls. Further, we expect to install this same software system and related new business processes and procedures into additional locations during 2003. We expect to install this software and common set of Internal Controls for our operations in Venezuela, Australia, Thailand and certain other locations in Europe. We expect to have, by the end of 2003, approximately 84% of our business activity on this software system utilizing common business process and controls. As this system is installed into these locations in 2003, we will implement a common set of Internal Controls through the new business processes and procedures.

         Further, Management believes that the corrective actions, when taken, will provide us with reasonable assurance that the identified issues will not limit the effectiveness of our Disclosure Controls or Internal Controls. Management believes that we have successfully implemented procedures addressing the "material weakness" and "reportable conditions" in our controls.

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

                             CORE LABORATORIES N.V.
                          PART II -- OTHER INFORMATION


Item 1.  Legal Proceedings.

              We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business. Since April 2003, several putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. While none of the defendants have been served yet with any of the lawsuits, we understand that the complaints generally allege that the defendants overstated the company's revenues and net income in 2002. The complaints seek unspecified monetary damages. We intend to vigorously defend these suits

Item 2.  Changes in Securities.

     None

Item 3.  Defaults Upon Senior Securities.

     None

Item 4.  Submission of Matters to a Vote of Security Holders.

     None

Item 5.  Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.
     (a)

                                                                                                      Incorporated by
Exhibit                                                                                              reference from the
   No.                                           Exhibit Title                                      following documents
---------------------------------------------------------------------------------------------------------------------------
  10.1     -  Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (As Amended and   Filed herewith
              Restated Effective as of May 29, 1997)
  10.2     -  Amendment to Core Laboratories Supplement Executive Retirement Plan                 Filed herewith
  10.3     -  Amendment to Core Laboratories Supplement Executive Retirement Plan                 Filed herewith
  10.4     -  Amendment to Form of Restated Employment Agreement dated December                   Filed herewith
              31, 2001 between Core Laboratories N.V. and David Demshur
  10.5     -  Amendment to Form of Restated Employment Agreement dated December                   Filed herewith
              31, 2001 between Core Laboratories N.V. and Richard L. Bergmark
  10.6     -  Amendment to Form of Restated Employment Agreement dated December                   Filed herewith
              31, 2001 between Core Laboratories N.V. and Monty L. Davis
  10.7     -  Amendment to Form of Restated Employment Agreement dated December                   Filed herewith
              31, 2001 between Core Laboratories N.V. and John D. Denson
  99(a)    -  Certification of CEO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to     Filed herewith
              Section 906 of the Sarbanes-Oxley Act of 2002
  99(b)    -  Certification of CFO Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to     Filed herewith
              Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

              During the quarter ended March 31, 2003, we filed Form 8-K, reporting under Item 5 "Other Events". The report disclosed the press release announcing the restatement of previously issued financial information for 2002 and the expected results of the fourth quarter of 2002.

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


                                      CORE LABORATORIES N.V.
                                      by:  Core Laboratories International B.V.



Dated:   May 15, 2003                 By:   /s/ Richard L. Bergmark
                                            -----------------------
                                            Richard L. Bergmark
                                            Chief Financial Officer

                                  Certification
I, David M. Demshur, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Core Laboratories N.V.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed such disclosure controls and procedures to ensure that material is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
                            By: /s/ David M. Demshur
                                    -----------------------
                                    David M. Demshur
                                    Chief Executive Officer

                                  Certification
I, Richard L. Bergmark, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Core Laboratories N.V.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
      a) designed such disclosure controls and procedures to ensure that material is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
                            By: /s/ Richard L. Bergmark
                                    -----------------------
                                    Richard L. Bergmark
                                    Chief Financial Officer