Form 10-Q
period 2003-06-30
CORE LABORATORIES N V
filed 2003-08-08
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes X No __

The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at July 31, 2003 was 29,595,569.

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	June 30,2003	December 31, 2002
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 14,562	$ 14,876
Accounts receivable, less allowance for doubtful accounts of
$11,299 and $8,853 at 2003 and 2002, respectively	105,817	100,602
Inventories, net	34,386	34,532
Prepaid expenses and other current assets	11,873	13,671
Deferred tax asset	10,575	11,992
Total current assets	177,213	175,673

PROPERTY, PLANT AND EQUIPMENT, net	96,298	95,452
INTANGIBLES, net	9,514	8,913
GOODWILL	140,117	133,446
OTHER ASSETS	8,605	7,669
Total assets	$ 431,747	$ 421,153

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 3,525	$ 1,145
Accounts payable	23,063	25,407
Accrued payroll and related cost	12,144	9,662
Other accrued expenses	16,478	13,870
Total current liabilities	55,210	50,084

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	100,368	88,035
DEFERRED COMPENSATION	4,383	3,544
DEFERRED TAX LIABILITY	13,965	14,461
OTHER LONG-TERM LIABILITIES	6,639	6,539
MINORITY INTEREST	696	344
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized,
none issued or outstanding	―	―
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
33,289,819 issued and 31,169,619 outstanding at 2003 and
33,275,910 issued and 32,415,510 outstanding at 2002	547	546
Additional paid-in capital	187,494	187,364
Retained earnings	85,039	79,247
Treasury shares (at cost) 2,120,200 and 860,400 at 2003
and 2002, respectively	(22,594)	(9,011)
Total shareholders' equity	250,486	258,146
Total liabilities and shareholders' equity	$ 431,747	$ 421,153

The accompanying notes are an integral part of these consolidated financial statements.

 Back to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
	Three Months Ended June 30,
	2003	2002
	(Unaudited)
REVENUES:
SERVICES	$ 82,776	$ 72,691
SALES	17,435	13,760
	100,211	86,451
OPERATING EXPENSES:
Cost of services	66,939	58,993
Cost of sales	14,974	12,613
General and administrative expenses	4,991	5,106
Depreciation and amortization	5,444	5,010
Other (income) expense, net	(247)	630
	92,101	82,352

INCOME FROM OPERATIONS	8,110	4,099

INTEREST EXPENSE	1,761	1,927

INCOME BEFORE INCOME TAX EXPENSE	6,349	2,172
INCOME TAX EXPENSE	1,714	912
NET INCOME	$ 4,635	$ 1,260

PER SHARE INFORMATION:
BASIC EARNINGS PER SHARE	$ 0.15	$ 0.04
WEIGHTED AVERAGE BASIC COMMON SHARES
OUTSTANDING	31,338	33,246

DILUTED EARNINGS PER SHARE	$ 0.15	$ 0.04
WEIGHTED AVERAGE DILUTED COMMON SHARES
OUTSTANDING	31,690	33,866

The accompanying notes are an integral part of these consolidated financial

 Back to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands)
	Six Months Ended June 30,
	2003	2002
	(Unaudited)
REVENUES:
SERVICES	$ 157,652	$ 141,869
SALES	35,519	28,865
	193,171	170,734
OPERATING EXPENSES:
Cost of services	129,171	116,113
Cost of sales	31,101	26,477
General and administrative expenses	10,560	9,834
Depreciation and amortization	10,629	9,932
Other expense, net	372	1,900
	181,833	164,256

INCOME FROM OPERATIONS	11,338	6,478

INTEREST EXPENSE	3,404	3,903

INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	7,934	2,575

INCOME TAX EXPENSE	2,142	1,081

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	5,792	1,494
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	―	(16,692)
NET INCOME (LOSS)	$ 5,792	$ (15,198)

PER SHARE INFORMATION:
BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	$ 0.18	$ 0.04
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$ ―	$ (0.50)
BASIC EARNINGS (LOSS) PER SHARE	$ 0.18	$ (0.46)
WEIGHTED AVERAGE BASIC COMMON SHARES
OUTSTANDING	31,714	33,228

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	$ 0.18	$ 0.04
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$ ―	$ (0.50)
DILUTED EARNINGS (LOSS) PER SHARE	$ 0.18	$ (0.46)
WEIGHTED AVERAGE DILUTED COMMON SHARES
OUTSTANDING	32,113	33,228

The accompanying notes are an integral part of these consolidated financial statements.

 Back to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Six Months Ended June 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 5,792	$ (15,198)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	―	16,692
Provision for doubtful accounts	3,438	185
Equity (losses) earnings of unconsolidated affiliates	(142)	287
Minority interest	352	(21)
Stock compensation	404	―
Depreciation and amortization	10,629	9,932
Debt issuance costs amortization	41	205
Loss on sale of fixed assets	1,120	490
Deferred income taxes	792	198
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(3,969)	21,011
Inventories	1,474	2,003
Prepaid expenses and other current assets	1,798	(3,112)
Other assets	(243)	(911)
Accounts payable	(2,344)	(4,120)
Accrued expenses	5,460	(8,645)
Net cash provided by operating activities	24,602	18,996
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,834)	(11,159)
Acquisitions, net of cash acquired	(11,183)	―
Proceeds from sale of assets	540	1,037
Other	―	(467)
Net cash used in investing activities	(23,477)	(10,589)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(7,000)	(10,443)
Proceeds from debt borrowings	19,511	4,003
Capital lease obligations, net	(35)	(18)
Stock options exercised	131	552
Debt acquisition costs	(463)	―
Repurchase of common shares	(13,583)	―
Other	―	7
Net cash used in financing activities	(1,439)	(5,899)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(314)	2,508
CASH AND CASH EQUIVALENTS, beginning of period	14,876	14,456
CASH AND CASH EQUIVALENTS, end of period	$ 14,562	$ 16,964

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 3,450	$ 3,389
Cash payments for taxes	$ 1,504	$ 3,298
Noncash investing and financing activities:
Additional consideration for acquisition of Advanced Data Solutions	$ 2,237	-

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

CORE LABORATORIES N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories and its subsidiaries have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The equity method of accounting is used for all investments in which we have less than a majority interest and do not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Balance sheet information as of December 31, 2002 was derived from the 2002 annual audited consolidated financial statements. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial model. We have adopted the disclosure-only provisions of SFAS No. 123. We apply Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", which does not require compensation costs to be recorded on options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock-based plans. We have, however, included option shares in the diluted shares outstanding calculation that is used to determine diluted earnings per share.

If we had accounted for our stock-based compensation plans using the fair value recognition provision of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" our net income and diluted earnings per share would have been reduced to the pro forma amounts as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net income (loss):
As reported	$ 4,635	$ 1,260	$ 5,792	$ (15,198)
Less: stock-based compensation expense determined under fair value method, net of tax	(529)	(635)	(1,161)	(1,578)
Pro forma	$ 4,106	$ 625	$ 4,631	$ (16,776)
Basic earnings (loss) per share:
As reported	$ 0.15	$ 0.04	$ 0.18	$ (0.46)
Pro forma	$ 0.13	$ 0.02	$ 0.15	$ (0.50)
Diluted earnings (loss) per share:
As reported	$ 0.15	$ 0.04	$ 0.18	$ (0.46)
Pro forma	$ 0.13	$ 0.02	$ 0.14	$ (0.50)

Recent Pronouncements

In November 2002 the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 is to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148. This Statement amends SFAS No. 123, to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, which we have adopted as of December 31, 2002. We do not expect the remaining provisions of SFAS No. 148 to have a material adverse effect upon our financial position or results of operations. (See "Stock-Based Compensation" above.)

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other FASB projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. We do not expect this standard to have a material impact on our financial statements.

2. ACQUISITIONS

On July 1, 2002, we acquired certain assets of Advanced Data Solutions ("ADS") for approximately $8.0 million in cash. The addition of the ADS assets strengthens the Reservoir Management segment by providing additional depth-imaging and velocity modeling services. The transaction resulted in an increase in goodwill of approximately $5.7 million. ADS attained certain contingent goals for the year-end 2002 which resulted in additional consideration in the amount of $2.2 million. This additional consideration is reflected as an adjustment to goodwill in the second quarter of 2003. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill relating to this purchase will not be amortized.

On April 30, 2003 we acquired substantially all of the assets of GOEX, a privately held perforating charge manufacturer located in Texas, from Ensign-Bickford Company for approximately $10.7 million in cash consideration. The transaction resulted in an increase in goodwill of approximately $4.1 million. In accordance with SFAS No. 142, goodwill relating to this purchase was not amortized. The operating assets acquired consisted of certain machinery, inventory and guaranteed receivables and exclusive oilfield rights to market and sell detonation cord manufactured by the parent company of GOEX.

3. INVENTORIES

Inventories consist of manufactured goods, materials and supplies used for sales or services provided to our customers. Inventories are stated at the lower of average cost or estimated net realizable value, and are reflected net of valuation reserves. The components of inventories are as follows (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Finished goods	$ 29,036	$ 27,601
Parts and materials	5,030	5,486
Work in progress	2,448	1,781
Total inventories	36,514	34,868
Less - valuation reserves	2,128	336
Inventories, net	$ 34,386	$ 34,532

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is summarized in the following table (in thousands):

	June 30, 2003	December 31, 2002
	(Unaudited)
Credit Facility $100,000 revolving debt facilities	$ ―	$ 13,000
Credit Facility $75,000 revolving debt facilities	25,000	―
Senior notes	75,000	75,000
Capital lease obligations	53	80
Other indebtedness	3,840	1,100
Total debt and capital leases obligations	103,893	89,180
Less - current maturities	3,525	1,145
Long-term debt and capital lease obligations, net of
current maturities	$ 100,368	$ 88,035

In June 2003, we amended our Credit Facility to provides for a committed revolving debt facility of $75.0 million with the option to increase the commitment to $125.0 million if certain conditions are met. This replaces the $100.0 million Credit Facility we entered into in July 1999. At June 30, 2003, approximately $50.0 million (excluding the option to increase) was available for borrowing under the new revolving Credit Facility. The Credit Facility bears interest at variable rates from LIBOR plus 0.875% to a maximum of LIBOR plus 1.50% per annum. At June 30, 2003 the weighted average interest rate was 2.96% and the average interest rate in effect was 2.35%. For the year ended December 31, 2002 the weighted average interest rate was 3.18% and the average interest rate in effect was 2.95%. The revolving Credit Facility requires interest payments only, until maturity in June 2006.

In July 1999, we issued $75.0 million in Senior Notes that bear an average fixed interest rate of 8.16% and require annual principal payments beginning in July 2005 and continuing through July 2011.

The terms of the Credit Facility and Senior Notes require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in these debt agreements. All of our material wholly-owned subsidiaries are guarantors or co-borrowers under both debt agreements.

5. SEGMENT REPORTING

Our business units have been aggregated into three complementary segments, which provide products and services for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

*	Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.

*	Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

*	Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 76,045	$ 67,638	$ 144,421	$ 128,294
Production Enhancement	26,987	21,262	53,617	44,995
Reservoir Management	17,176	12,994	31,875	25,751
Intersegment Revenues	(19,997)	(15,443)	(36,742)	(28,306)
Consolidated	$ 100,211	$ 86,451	$ 193,171	$ 170,734

Income (Loss) Before Interest Expense and Income Tax Expense:
Reservoir Description	$ 6,655	$ 6,180	$ 9,939	$ 9,894
Production Enhancement	2,436	(61)	4,041	493
Reservoir Management	(890)	(1,138)	(2,340)	(2,590)
Corporate and Other (1)	(91)	(882)	(302)	(1,319)
Consolidated	$ 8,110	$ 4,099	$ 11,338	$ 6,478

(1) "Corporate and other" represents those items that are not directly related to a particular segment.

6. EARNINGS PER SHARE

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	31,338	33,246	31,714	33,228
Effect of dilutive stock options (1)	352	620	399	-
Weighted average diluted common shares outstanding	31,690	33,866	32,113	33,228

(1) Options totaling 2,452 and 1,871 equivalent common shares for the three months ended June 30, 2003 and 2002, and 2,452 and 2,429 for the six months ended June 30, 2003 and 2002, respectively, were not included in the computation of weighted average diluted common shares because the impact of these options was anti-dilutive.

7. FOREIGN CURRENCY

Foreign Currency Risk

We operate in a number of international areas, which exposes us to foreign currency exchange rate risk. We do not hold or issue forward exchange contracts or other derivative instruments for speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.)

As a result of the recent political and financial situation in Venezuela, in February 2003, the Venezuelan government mandated an exchange rate for their currency, the Bolivar ("VEB"), of 1,598 VEB per USD. In the six-month period ended June 30, 2003 we recognized a foreign exchange loss of approximately $0.7 million compared to $1.1 million for the same period in the prior year related to our operations and financial position in Venezuela. At June 30, 2003, our net monetary assets in Venezuela were $2.4 million. A change of 100 VEB in the exchange rate could result in a change of approximately $0.1 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time. In the six-month periods ended June 30, 2003 and 2002, we recognized consolidated foreign exchange losses of approximately $0.9 million and $0.3 million, respectively.

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Major banks or investment firms hold cash and cash equivalents such as deposits and temporary cash investments. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We hold receivables from one customer totaling 19% of total receivables.  Management considers our credit risk to be limited due to the creditworthiness and financial resources of these financial institutions and companies.

 8.  COMMITMENTS AND CONTINGENCIES

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business.

Since April 2003, several putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; this case has since been consolidated and transferred to the United States District Court for the Southern District of Texas. We understand that the complainants generally allege that the defendants overstated the company's revenues and net income in 2002. The complaints seek unspecified monetary damages. We intend to vigorously defend these suits.

Back to Index

CORE LABORATORIES N.V.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,500 employees.

Risk Factors

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, concerning among other things, our expected revenues, expenses and profit, our prospects, and business strategies and development, all of which are subject to certain risks, uncertainties and assumptions. When used in this document, words such as "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "budget", "forecast", "will", "should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. We based our statements on our current expectations, estimates, historical trends, current conditions and other factors we believe are appropriate under the circumstances. Such statements are subject to various risks and uncertainties related to the oil and gas industry, business conditions, international markets, international political climates and other factors that are beyond our control. We caution you that these statements are not guarantees of future performance. Accordingly, our actual outcomes and results may differ materially from what we express or forecast in the forward-looking statements. Should one or more of these risks or uncertainties materialize, or should our underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

Industry risks

The oil and gas industry is highly cyclical and there are numerous factors affecting the supply of and demand for oil and natural gas, which include:

*	market prices of oil and gas and expectations about future prices;

*	cost of producing oil and natural gas;

*	the level of drilling and production activity;

*	mergers, consolidations and downsizing among our clients;

*	coordination by OPEC;

*	the impact of commodity prices on the expenditure levels of our customers;

*	financial condition of our client base and their ability to fund capital expenditures;

*	adverse weather conditions;

*	civil unrest in oil producing countries; and

*	level of consumption of oil, gas, and petrochemicals by consumers.

Business risks

Our results of operations could be adversely affected by risks and uncertainties in the business environment in which we operate, including:

*	competition in our markets;

*	the realization of anticipated synergies from acquired businesses and future acquisitions;

*	our ability to continue to develop or acquire new and useful technology; and

*	interest rates and the cost of capital.

International risks

We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

*	global economic conditions;

*	political actions and requirements of national governments including trade restrictions, and embargos and expropriations of assets;

*	potential income tax liabilities in multiple jurisdictions;

*	civil unrest;

*	acts of terrorism;

*	fluctuations and changes in currency exchange rates;

*	the impact of inflation; and

*	current conditions in Venezuela and Iraq.

Economic downturn and political events that continue to unfold have resulted in lower demand for our products and services in certain markets. The ongoing conflict in Iraq and the anticipated activity from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. Our global economy is highly influenced by public confidence in the geopolitical environment and the situation in the Middle East continues to be highly fluid; therefore, we will continue to experience heightened international risks.

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

Off-Balance Sheet Arrangements

We hold investments in unconsolidated subsidiaries whose operations are in-line with those of our core businesses. Our investment and operating results in these entities are included in our consolidated financial statements. These entities are not considered special purpose entities and we do not have special off-balance sheet arrangements through these entities. These entities are not consolidated due to the limited influence we have in making management decisions. We do not expect our investments in these entities to have a material adverse effect on our financial position or results of operations.

Results of Operations

The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment.

Our revenues are derived from services and product sales. Service revenues in the second quarter of 2003 were $82.8 million as compared to $72.7 million for the same period last year. Service revenues for the six-month period ended June 30, 2003 increased $15.8 million, an 11% increase from the same period last year. The increase was primarily due to increased international demand for our Reservoir Description and Production Enhancement services, as well as the result that increased North American oilfield activities had on the demand for these services.

Cost of services expressed as a percentage of service revenue was 81% in the second quarter of 2003 and was consistent with the corresponding period in 2002. Cost of services expressed as a percentage of service revenue was 82% for the six-month periods ended June 30, 2003 and 2002. Cost of services for the three and six-month periods ended June 30, 2003, includes $0.4 million and $1.2 million, respectively, of expenses relating to the closure of our London based Reservoir Management facility.

Sales revenues increased to $17.4 million in the second quarter of 2003 from $13.8 million in the second quarter of 2002, a 26% increase. Sales revenues for the six-month period ended June 30, 2003 increased $6.7 million, a 23% increase from the same period last year. This increase was primarily attributable to the increased drilling activity for natural gas in the North American markets. This increase in activity levels has caused higher demand for our well completion products.

Cost of sales in the second quarter of 2003 was 86% of sales revenue indicating an improvement as compared to 92% in the corresponding period in 2002. For the six-month period ended June 30, 2003, cost of sales was 88% as compared to 92% for the same period in the prior year. The increased sales volumes enabled us to generate higher margins.

General and administrative expenses are comprised of corporate management and centralized administrative services that benefit our operating subsidiaries. General and administrative expenses in the second quarter of 2003 were $5.0 million as compared to $5.1 million in the corresponding period in the prior year. For the six month period ended June 30, 2003, general and administrative expenses were $10.6 million, an increase of $0.7 million as compared to the same period in the prior year.

Depreciation and amortization expense in the second quarter of 2003 increased $0.4 million to $5.4 million as compared to the corresponding period in the prior year. For the six-month period ended June 30, 2003, depreciation and amortization expense was $10.6 million, an increase of $0.7 million as compared to the same period in the prior year. This increase was due to additional capital investments that occurred in both 2003 and 2002.

Other income in the second quarter of 2003 was $0.2 million compared to other expense of $0.6 million in the corresponding period in the prior year. Other expense for the six-month period ended June 30, 2003 was $0.4 million compared to other expense of $1.9 million in the corresponding period in the prior year.

As a result of adoption of Financial Accounting Standards Board's ("FASB") Statement of Accounting Position ("SFAS") No. 142, in the first quarter of 2002, we reflected impairment of goodwill of $16.7 million related to our Reservoir Management segment. This impairment is reflected in the statement of operations as a cumulative effect of a change in accounting principle.

The effective income tax rate for the three and six month periods ended June 30, 2003 decreased to 27% of income before cumulative effect of change in accounting principle from a rate of 42% for the same periods in the prior year. This decrease is primarily due to the non-recurring nondeductible expenses that were incurred in 2002 as well as an increase in international earnings taxed at rates lower than the Netherlands statutory rate.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.

Segment Information

(in Thousands)	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 59,836	$ 54,282	$ 114,377	$ 103,761
Production Enhancement	26,783	21,103	53,312	44,505
Reservoir Management	13,592	11,066	25,482	22,468
Consolidated	$ 100,211	$ 86,451	$ 193,171	$ 170,734

Income (Loss) Before Interest Expense and Income Tax Expense:
Reservoir Description	$ 6,655	$ 6,180	$ 9,939	$ 9,894
Production Enhancement	2,436	(61)	4,041	493
Reservoir Management	(890)	(1,138)	(2,340)	(2,590)
Corporate and Other (1)	(91)	(882)	(302)	(1,319)
Consolidated	$ 8,110	$ 4,099	$ 11,338	$ 6,478

(1) "Corporate and other" represents those items that are not directly related to a particular segment.

Reservoir Description

Revenues from the Reservoir Description segment increased $5.6 million in the second quarter of 2003 and $10.6 million for the six-month period ended June 30, 2003 as compared to the same periods in the prior year. Operating income in the second quarter of 2003 increased by $0.5 million to $6.7 million, creating operating margins of 11.1% compared to 11.4% in the same period last year. Operating income for the six-month period ended June 30, 2003 remained relatively consistent as compared to the same period in the prior year. Increased international demand for our existing services, especially in West Africa and Asia-Pacific contributed to the increase in activity levels. Middle Eastern projects were resumed mid-quarter as the conflict in Iraq came to an end. Continued improvements in North American oilfield activity levels also bolstered revenues in this segment.

Production Enhancement

Revenues from the Production Enhancement segment were $26.8 million in the second quarter of 2003 compared to $21.1 million in the same period in the prior year, an increase of $5.7 million, or 27%. For the six-month period ended June 30, 2003, revenues increased $8.8 million to $53.3 million as compared to the same period in the prior year. Operating income in the second quarter of 2003 increased by $2.5 million to $2.4 million, creating operating margins of 9.1% compared to (0.3%) in the same period last year. Operating income for the six-month period ended June 30, 2003 increased $3.5 million to $4.0 million as compared to the same period in the prior year. North American natural gas drilling activity drives this segment and we have continued to see improvements in activity levels in the North American markets. We have experienced increased market penetration for our existing well completion and stimulation technologies such as our Zero WashR fracture diagnostic technologies while increasing acceptance of our newly introduced technologies such as Spectra-ChemTM, Spectra-FloodTM and HEROTM . Spectra-ChemTM allows our clients to optimize near-well-bore clean-up of frac gels. Spectra-FloodTM is used to optimize sweep efficiency in field floods and HEROTM is our newly developed line of perforating charges and gun systems. In addition, increased efficiencies resulted from our consolidation of our manufacturing facilities.

Reservoir Management

Revenues from the Reservoir Management segment were $13.6 million in the second quarter of 2003 compared to $11.1 million in the same period in the prior year, an increase of $2.5 million, or 23%. For the six-month period ended June 30, 2003, revenues increased $3.0 million to $25.5 million as compared to the same period in the prior year. The operating loss in the second quarter of 2003 decreased by $0.3 million, an improvement in operating margins of 4.0% from the same period last year. Operating loss for the six-month period ended June 30, 2003 decreased by $0.3 million as compared to the same period in the prior year. Demand for our In-Reservoir SeismicTM technology services remained weak and contributed $0.4 million to the operating loss in the second quarter and $0.3 million for the six-month period.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

Cash Flows

For the six-month period ended June 30, 2003, cash flows from operating activities were $24.6 million as compared to $19.0 million in the same period in the prior year. At June 30, 2003, we had working capital of $122.0 million and a current ratio of 3.2 to 1.0, compared to working capital of $125.6 million and a current ratio of 3.5 to 1.0 at December 31, 2002. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

Our investing activities used $23.5 million in the six-month period ended June 30, 2003 as compared to using $10.6 million in the same period in the prior year. Our investing activities included the asset acquisition of GOEX for approximately $10.7 million and capital expenditures of approximately $12.8 million. Included in these expenditures was $1.5 million relating to an upgrade of our operating system, and new facilities in Fort Worth and Amsterdam totaling $2.2 million. Capital expenditures for the six-month period ended June 30, 2002 were $11.2 million.

Our significant financing activities for the six-month period ended June 30, 2003 included repurchasing approximately 1,260,000 of our common shares of our stock for an aggregate purchase price of $13.6 million. We have shareholder approval to repurchase a total of approximately 5.2 million shares. Our total borrowings were $19.5 million, while repayments were $7.0 million.

We maintain financial flexibility through our $75.0 million Credit Facility of which $50.0 million was available at June 30, 2003. This credit facility bears an option to increase the line of credit to $125.0 million if certain conditions are met. This Credit Facility was amended in June 2003 and replaces the $100.0 million Credit Facility we entered into in July 1999. In addition, we have Senior Notes outstanding, which bear interest at an average interest rate of 8.16%. The Senior Notes require semi-annual interest payments, while interest payments on the Credit Facility are made based on the interest period selected. The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants contained in these credit agreements at June 30, 2003. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both credit agreements.

Our ability to maintain and grow our operating income and cash flows is dependent upon continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on discussions with our clients and our view of the industry, we anticipate North American spending by our clients to continue to increase from 2002 levels in response to increasing oilfield activity. We believe that the activity levels outside of North America will increase slightly compared to 2002 levels. We expect to meet ongoing working capital and capital expenditure requirements from a combination of cash on hand, cash flow from operations and available borrowings under our revolving Credit Facility.

Recent Pronouncements

In November 2002 the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 is to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS No. 123 and APB No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, which we have adopted as of December 31, 2002. We do not expect the remaining provisions of SFAS No. 148 to have a material adverse effect upon our financial position or results of operations. Additional disclosure relating to stock-based compensation is included in Note 1 of the Notes to Consolidated Financial Statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. We do not expect this standard to have a material impact on our financial statements.

Back to Index

CORE LABORATORIES N.V.

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to (i) interest rate changes and (ii) fluctuations in foreign currency exchange rates are material.

During 1999, we issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to pay off variable rate term loans that significantly reduced our exposure to upward interest rate changes.

Interest Rate Risk

We are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At June 30, 2003, our variable rate debt outstanding of $25.0 million approximated its fair value. A one percent change in the interest rate on that amount of indebtedness would result in a change of approximately $250,000 in interest expense on an annual basis. We attempt to balance the benefit of variable rate debt that has inherent increased risk with fixed rate debt that has less market risk.

Foreign Currency Risk

We operate in a number of international areas, which exposes us to foreign currency exchange rate risk where we have experienced losses from time-to-time. We do not hold or issue forward exchange contracts or other derivative instruments for speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.)

As a result of the recent political and financial situation in Venezuela, in February 2003, the Venezuelan government mandated an exchange rate for their currency, the Bolivar ("VEB"), of 1,598 VEB per USD. In the six-month periods ended June 30, 2003, we recognized a foreign exchange loss of approximately $0.7 million compared to $1.1 million for the same period in the prior year related to our operations and financial position in Venezuela. At June 30, 2003 our net monetary assets in Venezuela were $2.4 million. A change of 100 VEB in the exchange rate could result in a change of approximately $0.1 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time. It is unclear when the Venezuelan government will lift the mandated exchange rate. We are continuing to review our potential currency and business exposure in Venezuela. In the six-month periods ended June 30, 2003 and 2002, we recognized consolidated foreign exchange losses of approximately $0.9 million and $0.3 million respectively.

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Major banks or investment firms hold cash and cash equivalents such as deposits and temporary cash investments. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We hold receivables from one customer totaling 19% of our total receivables. Management considers our credit risk to be limited due to the creditworthiness and financial resources of these financial institutions and companies.

 Back to Index

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

CEO and CFO Certifications

Immediately following the Signatures section of this Quarterly Report are the CEO and CFO certifications (the Rule 302 Certifications) required by Section 302 of the Sarbanes-Oxley Act of 2002. This Controls and Procedures section of this Quarterly Report includes the information concerning the Controls Evaluation referred to in the Rule 302 Certifications and it should be read in conjunction with the Rule 302 Certifications for a more complete understanding of the topics presented.

Certification pursuant to Section 906 of the Sarbanes-Oxley act of 2002 are included as exhibits filed with this Quarterly Report.

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

Scope of the Controls Evaluation

The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated by other personnel in our finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

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

As described below under "Changes in Disclosure Controls and Internal Controls", and as disclosed and identified in our 2002 Form 10-K and our first quarter 2003 Form 10-Q, we have identified certain deficiencies in our controls and procedures. However, we believe the corrective actions we have taken and the additional procedures we have performed, as described below in more detail, provide us with reasonable assurance that the identified control weaknesses have not limited the effectiveness of our controls and procedures.

Changes in Disclosure Controls and Internal Controls

Management and the Audit Committee became aware of conditions previously reported relating primarily to our operations primarily in Mexico and Venezuela that are considered to be a "material weakness" and "reportable conditions" which were identified in our Disclosure Controls and our Internal Controls review for the year ended December 31, 2002. This review was performed under standards established by the American Institute of Certified Public Accountants. In particular, the aforementioned weaknesses in both our Disclosure Controls and Internal Controls pertain to the following areas, (i) revenue cycle process, including revenue recognition, calculation of deferred revenue and monitoring of past due accounts, (ii) the process surrounding accurate reconciliation of account balances and (iii) regular reconciliation of general ledger accounts to supporting documentation. Management and the Audit Committee have taken actions with respect to the material weaknesses and significant deficiencies, including (1) the replacement of the head of an operating unit, the country manager, the replacement of two country controllers and the authorization to hire five additional accounting personnel, (2) the expansion of our financial review and internal control function by hiring two additional professional internal auditors, (3) additional training (or re-training where necessary) of our personnel worldwide, (4) the acceleration of the installation effort of our company-wide financial accounting system, and (5) the hiring of an addition corporate controller responsible for the accounting information reported by the business units.

As part of our effort to have a common system of Internal Controls applicable to our operations world-wide, in 2001, we began an implementation of an enterprise-wide general ledger software system that included an Enterprise Resource Planning (ERP) System for our manufacturing operations and budget and planning modules, as well as new business processes and procedures to support the software designed to provide us with a common set of Internal Controls in those locations where the new system is implemented. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. At the end of 2001, approximately 52% of our business activity (as expressed in terms of consolidated revenues) was on this software system utilizing common business process and controls, primarily in the United States. In 2002, we installed this software and common set of Internal Controls for our operations in Canada, the United Kingdom, and Mexico. In April 2003, we installed this software and common set of Internal Controls for our operations in The Netherlands and Denmark. We also upgraded our accounting software system to a more Internet capable version effective August 2003. Currently, including the new locations on our common system, we have approximately 79% of our business activity on this software system utilizing common business process and controls. Further, we expect to install this same software system and related new business processes and procedures into additional locations during 2003 including in Venezuela, Australia, Thailand and certain other locations. We expect to have, by the end of 2003, approximately 84% of our business activity on this software system utilizing common business process and controls. As this system is installed into these locations in 2003, we will implement a common set of Internal Controls through the new business processes and procedures.

Further, Management believes that the corrective actions, which have been implemented should provide us with reasonable assurance that the identified issues will not limit the effectiveness of our Disclosure Controls or Internal Controls. Management believes that we have successfully implemented procedures addressing the "material weakness" and "reportable conditions" in our controls.

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

Back to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business.

Since April 2003, several putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; this case has since been consolidated and transferred to the United States District Court for the Southern District of Texas. We understand that the complainants generally allege that the defendants overstated the company's revenues and net income in 2002. The complaints seek unspecified monetary damages. We intend to vigorously defend these suits.

Back to Index

Item 2. Changes in Securities.

None

Back to Index

Item 3. Defaults Upon Senior Securities.

None

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders.

Stockholders voting at the Annual Meeting on May 23, 2003 and by proxy, elected two members (each, a "Supervisory Director") to the Board of Supervisory Directors of the Company (the "Supervisory Board"), consisting of (i) Richard L. Bergmark and (ii) Alexander Vriesendorp, as Class III Supervisory Directors, to serve until the annual meeting of shareholders in 2006 and until their successors shall have been duly elected and qualified.

The vote tabulation for the individual Supervisory Directors was as follows:

Director	Shares for	Shares Withheld
Richard L. Bergmark	27,374,804	2,613,987
Alexander Vriesendorp	27,453,479	2,535,312

Shareholders also confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 2002. The proposal was approved by 29,666,951 votes for, 154,297 votes against, with 167,543 abstentions.

Shareholders approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until November 22, 2004. The proposal was approved by 21,335,875 votes in favor, 29,819 votes against, with 52,524 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) of common and/or preferred shares of the Company until May 22, 2008. The proposal was approved by 18,684,727 votes in favor, 2,576,672 votes against, with 156,819 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of common shares of the Company until May 22, 2008. The proposal was approved by 18,669,849 votes in favor, 2,586,047 votes against, with 162,322 abstentions.

Shareholder ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountant for the year ended December 31, 2003. The proposal was approved by 29,877,559 votes in favor, 51,565 votes against, with 59,667 abstentions.

Back to Index

Item 5. Other Information.

None

Back to Index

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.1

Second Amendment to Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank One NA, Bank of America, N.A., Banc One Capital Markets, Inc. and Banc of America Securities LLC, dated as of June 27, 2003

Filed herewith
99(a)	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(b)	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

None

Back to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V.

Dated:	August 8, 2003	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

 Back to Index

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

Date: August 8, 2003

By:	/s/ David M. Demshur
David M. Demshur
Chief Executive Officer

Back to Index

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

Date: August 8, 2003

By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Back to Index