Form 10-Q
period 2003-09-30
CORE LABORATORIES N V
filed 2003-11-13
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at November 11, 2003 was 28,173,828.

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	September 30, 2003	December 31, 2002
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 15,927	$ 14,876
Accounts receivable, less allowance for doubtful accounts of
$9,667 and $8,853 at 2003 and 2002, respectively	104,645	100,602
Inventories, net	33,865	34,532
Prepaid expenses and other current assets	9,739	13,671
Deferred tax asset	550	11,992
Total current assets	164,726	175,673

PROPERTY, PLANT AND EQUIPMENT, net	95,339	95,452
INTANGIBLES, net	9,659	8,913
GOODWILL	140,117	133,446
OTHER ASSETS	9,425	7,669
Total assets	$ 419,266	$ 421,153

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 687	$ 1,145
Accounts payable	24,671	25,407
Accrued payroll and related cost	12,542	9,662
Other accrued expenses	15,917	13,870
Total current liabilities	53,817	50,084

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	125,640	88,035
DEFERRED COMPENSATION	5,029	3,544
DEFERRED TAX LIABILITY	3,847	14,461
OTHER LONG-TERM LIABILITIES	5,754	6,297
MINORITY INTEREST	843	586
COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized,
none issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
33,308,928 issued and 28,558,778 outstanding at 2003 and
33,275,910 issued and 32,415,510 outstanding at 2002	547	546
Additional paid-in capital	187,643	187,364
Retained earnings	90,934	79,247
Treasury shares (at cost) 4,750,150 and 860,400 at 2003
and 2002, respectively	(54,788)	(9,011)
Total shareholders' equity	224,336	258,146
Total liabilities and shareholders' equity	$ 419,266	$ 421,153

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Three Months Ended September 30,
	2003	2002
	(Unaudited)
REVENUES:
SERVICES	$ 84,286	$ 77,575
SALES	21,362	14,857
	105,648	92,432
OPERATING EXPENSES:
Cost of services	67,586	61,579
Cost of sales	17,269	13,290
General and administrative expenses	5,576	4,943
Depreciation and amortization	5,612	5,237
Other (income) expense, net	(576)	125
	95,467	85,174

INCOME FROM OPERATIONS	10,181	7,258

INTEREST EXPENSE	2,107	1,857

INCOME BEFORE INCOME TAX EXPENSE	8,074	5,401
INCOME TAX EXPENSE	2,180	2,269
NET INCOME	$ 5,894	$ 3,132

PER SHARE INFORMATION:
BASIC EARNINGS PER SHARE	$ 0.20	$ 0.09
WEIGHTED AVERAGE BASIC COMMON SHARES
OUTSTANDING	29,427	33,266

DILUTED EARNINGS PER SHARE	$ 0.20	$ 0.09
WEIGHTED AVERAGE DILUTED COMMON SHARES
OUTSTANDING	30,019	33,465

The accompanying notes are an integral part of these consolidated financial

Back to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
REVENUES:
SERVICES	$ 241,938	$ 219,444
SALES	56,881	43,722
	298,819	263,166
OPERATING EXPENSES:
Cost of services	196,757	177,692
Cost of sales	48,370	39,767
General and administrative expenses	16,136	14,777
Depreciation and amortization	16,241	15,169
Other (income) expense, net	(205)	2,025
	277,299	249,430

INCOME FROM OPERATIONS	21,520	13,736

INTEREST EXPENSE	5,511	5,760

INCOME BEFORE INCOME TAX EXPENSE AND CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	16,009	7,976

INCOME TAX EXPENSE	4,322	3,350

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE	11,687	4,626
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	-	(16,692)
NET INCOME (LOSS)	$ 11,687	$ (12,066)

PER SHARE INFORMATION:
BASIC EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	$ 0.38	$ 0.14
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$ ―	$ (0.50)
BASIC EARNINGS (LOSS) PER SHARE	$ 0.38	$ (0.36)
WEIGHTED AVERAGE BASIC COMMON SHARES
OUTSTANDING	30,900	33,241

DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE	$ 0.37	$ 0.14
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$ ―	$ (0.50)
DILUTED EARNINGS (LOSS) PER SHARE	$ 0.37	$ (0.36)
WEIGHTED AVERAGE DILUTED COMMON SHARES
OUTSTANDING	31,391	33,241

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

CORE LABORATORIES N.V. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 11,687	$ (12,066)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	16,692
Provision for doubtful accounts	3,499	784
Equity in earnings of unconsolidated affiliates	(168)	(105)
Minority interest	284	(204)
Compensation plans plan	1,485	571
Depreciation and amortization	16,241	15,169
Debt issuance costs amortization	105	226
Loss (gain) on sale of assets	1,179	(146)
Deferred income taxes	828	419
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,944)	13,368
Inventories	1,995	3,417
Prepaid expenses and other current assets	4,823	(5,459)
Other assets	(769)	420
Accounts payable	(736)	(3,899)
Accrued expenses	3,300	(1,424)
Net cash provided by operating activities	40,809	27,763
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,723)	(13,926)
Intangibles	(698)	(501)
Acquisitions, net of cash acquired	(12,970)	(7,991)
Proceeds from sale of assets	899	1,153
Premiums on life insurance policy	(402)	(402)
Net cash used in investing activities	(29,894)	(21,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(8,808)	(18,829)
Proceeds from debt borrowings	45,000	11,803
Capital lease obligations	(38)	(24)
Stock options exercised	281	598
Debt acquisition costs	(522)	-
Repurchase of common shares	(45,777)	-
Net cash used in financing activities	(9,864)	(6,452)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,051	(356)
CASH AND CASH EQUIVALENTS, beginning of period	14,876	14,456
CASH AND CASH EQUIVALENTS, end of period	$ 15,927	$ 14,100

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 6,664	$ 6,597
Cash payments for taxes	$ 4,412	$ 6,502

Noncash investing and financing activities:
Capital lease additions	$ 553	$ 22
The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

CORE LABORATORIES N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories and its subsidiaries have been prepared in accordance with United States of America ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The equity method of accounting is used for all investments in which we have less than a majority interest and do not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Balance sheet information as of December 31, 2002 was derived from the 2002 annual audited consolidated financial statements. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2002.

Stock-Based Compensation

The Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial model. We have adopted the disclosure-only provisions of SFAS No. 123. We apply Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", which does not require compensation costs to be recorded on options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for certain of our stock-based plans. We have, however, to the extent such options are dilutive to earnings, included option shares in the diluted shares outstanding calculation that is used to determine diluted earnings per share. In 2002, we instituted an Executive Stock Matching Program which is described more fully in our Form 10-K for the year ended December 31, 2002.

If we had accounted for our stock-based compensation plans using the fair value recognition provision of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" our net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts as follows (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(Unaudited)
Net income (loss):
As reported	$ 5,894	$ 3,132	$ 11,687	$ (12,066)
Add - stock based compensation expense included in reported net income, net of tax	148	117	443	156
Less - stock-based compensation expense determined under fair value method, net of tax	(664)	(727)	(2,120)	(2,344)
Pro forma	$ 5,378	$ 2,522	$ 10,010	$ (14,254)
Basic earnings (loss) per share:
As reported	$ 0.20	$ 0.09	$ 0.38	$ (0.36)
Pro forma	$ 0.18	$ 0.08	$ 0.32	$ (0.43)
Diluted earnings (loss) per share:
As reported	$ 0.20	$ 0.09	$ 0.37	$ (0.36)
Pro forma	$ 0.18	$ 0.08	$ 0.32	$ (0.43)

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

Recent Pronouncements

In November 2002 the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 is to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" which requires a business enterprise to consolidate all variable interest entities ("VIEs") for which the business enterprise is the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. In October 2003, the FASB delayed the application date of several of FIN 46's elements for public entities until the first interim period after December 15, 2003 if certain criteria are met. We have no material interests in VIEs that will require disclosure or consolidation under FIN 46.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. Recently, the FASB deferred for an indefinite period the provision of SFAS 150 related to non-controlling interests in finite-lived subsidiaries. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

2. ACQUISITIONS

On July 1, 2002, we acquired certain assets of Advanced Data Solutions ("ADS") for approximately $8.0 million in cash. The addition of the ADS assets strengthens the Reservoir Management segment by providing additional depth-imaging and velocity modeling services. The transaction resulted in an increase in goodwill of approximately $5.7 million. ADS attained certain contingent goals for the year-end 2002 which resulted in additional consideration in the amount of $2.2 million. This additional consideration was reflected as an adjustment to goodwill in the second quarter of 2003. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill relating to this purchase will not be amortized.

On April 30, 2003, we acquired substantially all of the assets of GOEX, a privately held perforating charge manufacturer located in Texas, from Ensign-Bickford Company for approximately $10.7 million in cash consideration. The assets acquired consisted of certain machinery, inventory and guaranteed receivables and exclusive oilfield rights to market and sell detonation cord manufactured by the parent company of GOEX. The transaction resulted in an increase in goodwill of approximately $4.1 million. In accordance with SFAS No. 142, goodwill relating to this purchase will not be amortized.

On May 16, 2003, we acquired substantially all of the assets of Goode Core Analysis ("Goode"), a privately held company based in California, for approximately $0.5 million comprised of cash consideration and a note for $0.45 million held by the seller. The transaction resulted in an increase in goodwill of approximately $0.4 million. In accordance with SFAS No. 142, goodwill relating to this purchase will not be amortized.

The allocation of the purchase price and a reconciliation of the cash used for these purchases are as follows (in thousands):

Fair Value of Assets and Liabilities:	ADS	GOEX	Goode	Total
Working Capital	$ -	$ 5,971	$ 17	$ 5,988
Intangible Assets	-	638	85	723
Goodwill	2,237	4,074	398	6,709
Debt	-	-	(450)	(450)
Net purchase price	$ 2,237	$ 10,683	$ 50	$12,970

3. INVENTORIES

Inventories consist of manufactured goods, materials and supplies used for sales or services provided to our customers. Inventories are stated at the lower of average cost or estimated net realizable value, and are reflected net of valuation reserves. The components of inventories are as follows (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Finished goods	$ 29,660	$ 27,601
Parts and materials	5,044	5,486
Work in progress	1,697	1,781
Total inventories	36,401	34,868
Less - valuation reserves (1)	2,536	336
Inventories, net	$ 33,865	$ 34,532

(1)	For the nine-month periods ended September 30, 2003 and 2002, we recognized non-cash expense for obsolete inventory of $0.7 million and $0.0 million, respectively.

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is summarized in the following table (in thousands):

	September 30, 2003	December 31, 2002
	(Unaudited)
Credit Facility $100,000 revolving debt facilities	$ -	$ 13,000
Credit Facility $75,000 revolving debt facilities	50,000	-
Senior notes	75,000	75,000
Capital lease obligations	585	80
Other indebtedness	742	1,100
Total debt and capital leases obligations	126,327	89,180
Less - current maturities	687	1,145
Long-term debt and capital lease obligations, net of
current maturities	$ 125,640	$ 88,035

In June 2003, we amended our $100.0 million Credit Facility, originally entered into in July 1999. The amended Credit Facility ("Credit Facility") provides for a committed revolving debt facility of $75.0 million with the option to increase the commitment to $125.0 million if certain conditions are met. At September 30, 2003, approximately $25.0 million (excluding the option to increase) was available for borrowing under the new revolving Credit Facility. The Credit Facility bears interest at variable rates from LIBOR plus 0.875% to a maximum of LIBOR plus 1.50% per annum. For the first nine months of 2003 the weighted average interest rate was 2.69% and the average interest rate in effect was 2.47%. For the year ended December 31, 2002 the weighted average interest rate was 3.18% and the average interest rate in effect was 2.95%. The revolving Credit Facility requires interest payments only, until maturity in June 2006.

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

-

Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.

-

Production Enhancement: Includes products and services relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

-

Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

Segment Analysis

We manage our business segments separately due to the different services and technologies each segment provides and requires. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheets and Statements of Operations. We evaluate performance based on operating income which is income or loss from operations before income tax, interest and other operating income (expense). Summarized financial information concerning our segments is shown in the following tables (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(Unaudited)
Revenues:
Reservoir Description	$ 76,978	$ 68,513	$ 221,399	$ 196,807
Production Enhancement	33,289	22,891	86,907	67,886
Reservoir Management	14,155	17,134	46,030	42,884
Intersegment Revenues	(18,774)	(16,106)	(55,517)	(44,411)
Consolidated	$ 105,648	$ 92,432	$ 298,819	$ 263,166

Operating Income:
Reservoir Description	$ 7,989	$ 7,049	$ 17,929	$ 16,943
Production Enhancement	3,723	890	7,764	1,383
Reservoir Management	(1,536)	(203)	(3,876)	(2,793)
Corporate and Other (1)	5	(478)	(297)	(1,797)
Consolidated	$ 10,181	$ 7,258	$ 21,520	$ 13,736

(1)	"Corporate and other" represents those items that are not directly related to a particular segment.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(Unaudited)
Weighted average basic common shares outstanding	29,427	33,266	30,900	33,241
Effect of dilutive stock options (1)	592	199	491	-
Weighted average diluted common shares outstanding	30,019	33,465	31,391	33,241

(1)	Options totaling 2,249 and 3,281 equivalent common shares for the three months ended September 30, 2003 and 2002, and 2,334 and 2,357 for the nine months ended September 30, 2003 and 2002, respectively, were not included in the computation of weighted average diluted common shares because the impact of these options was anti-dilutive.

7. FOREIGN CURRENCY AND CREDIT RISK

Foreign Currency Risk

We operate in a number of international areas, which exposes us to foreign currency exchange rate risk. We do not hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A forward exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.) For the three month period ended September 30, 2003, we recognized a consolidated foreign exchange gain of approximately $0.5 million compared to a consolidated foreign exchange loss of approximately $0.1 million in the same period in the prior year. For the nine-month periods ended September 30, 2003 and 2002, we recognized consolidated foreign exchange losses of approximately $0.5 million. Foreign exchange gains and losses are the result of fluctuations in the U.S. Dollar against foreign currencies. For the three and nine-month periods ended September 30, 2003, we recognized foreign exchange gains versus the Canadian Dollar and the Russian Ruble and foreign exchange losses versus the Venezuelan Bolivar, Mexican Peso and the Euro. Foreign exchange gains and losses are included in other income in the statements of operations.

As a result of the recent political and financial situation in Venezuela, in February 2003, the Venezuelan government mandated an exchange rate for their currency, the Bolivar ("VEB"), of 1,596 VEB per USD. In the three-month period ended September 30, 2002 we recognized foreign exchange loss of approximately $0.4 million related to our operations and financial position in Venezuela. In the nine-month period ended September 30, 2003 we recognized a foreign exchange loss of approximately $0.6 million compared to $1.5 million for the same period in the prior year related to our operations and financial position in Venezuela. At September 30, 2003, our net monetary assets denominated in VEB in Venezuela were $2.6 million. A change of 100 VEB in the exchange rate could result in a change of approximately $0.2 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time.

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We hold receivables from one customer totaling 20% of total net receivables. We have made further collections from this customer which, based on September 30, 2003 total net receivables, would have reduced this exposure to 14%. Management considers our credit risk to be limited due to the creditworthiness and financial resources of these financial institutions and companies.

8.  COMMITMENTS AND CONTINGENCIES

We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business.

Since April 2003, several putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; this case has since been consolidated and transferred to the United States District Court for the Southern District of Texas. We understand that the complainants generally allege that the defendants overstated the company's revenues and net income within the first three quarters of 2002. The complaints seek unspecified monetary damages. We intend to vigorously defend these suits.

9. TREASURY SHARES

We enacted a share repurchase program approved by shareholders at our annual meeting held in May 2002. The program authorized the purchase of up to 10% of our outstanding shares through November 29, 2003. At our annual meeting held in May 2003, shareholders approved the authorization to purchase 10% of our outstanding shares through November 22, 2004. The repurchase of shares is at the discretion of management and takes place in the open market. At a special meeting of shareholders held on October 29, 2003, shareholders approved the authorization to repurchase up to 10% of our issued share capital through April 28, 2005. As of September 30, 2003, we repurchased approximately 4,750,150 shares for an aggregate purchased price of approximately $54.8 million.

Back to Index

CORE LABORATORIES N.V.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Core Laboratories was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,600 employees.

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

Industry risks

The oil and gas industry is highly cyclical and there are numerous factors affecting the supply of and demand for oil and natural gas, which include:

-	market prices of oil and gas and expectations about future prices;
-	cost of producing oil and natural gas;
-	the level of drilling and production activity;
-	mergers, consolidations and downsizing among our clients;
-	coordination by OPEC;
-	the impact of commodity prices on the expenditure levels of our customers;
-	financial condition of our client base and their ability to fund capital expenditures;
-	adverse weather conditions;
-	civil unrest in oil producing countries; and
-	level of consumption of oil, gas, and petrochemicals by consumers.

Business risks

Our results of operations could be adversely affected by risks and uncertainties in the business environment in which we operate, including:

-	competition in our markets;
-	the realization of anticipated synergies from acquired technologies, assets, businesses and future acquisitions;
-	our ability to continue to develop or acquire new and useful technology;
-	interest rates and the cost of capital; and
-	our ability to obtain or renew contracts on a timely basis.

International risks

We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

-	global economic conditions;
-	political actions and requirements of national governments including trade restrictions, and embargos and expropriations of assets;
-	potential income tax liabilities in multiple jurisdictions;
-	civil unrest;
-	acts of terrorism;
-	fluctuations and changes in currency exchange rates;
-	the impact of inflation; and
-	current conditions in Venezuela and Iraq.

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

Off-Balance Sheet Arrangements

We hold investments in unconsolidated affiliates whose operations are in-line with those of our core businesses. Our investment and operating results in these entities are included in our consolidated financial statements. These entities are not considered special purpose entities and we do not have special off-balance sheet arrangements through these entities. These entities are not consolidated due to the limited influence we have in making management decisions. We do not expect our investments in these entities to have a material adverse effect on our financial position or results of operations.

Results of Operations

The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment.

Our revenues are derived from services and product sales. Service revenues in the third quarter of 2003 were $84.3 million as compared to $77.6 million for the same period last year. Service revenues for the nine-month period ended September 30, 2003 increased $22.5 million, a 10% increase from the same period last year. Both the quarterly and nine month periods' change were due primarily to increased demand for our Reservoir Description and Production Enhancement services in North America and Europe. The North American region was positively impacted by increased oilfield activities while the European region's results reflected the growth in international demand for our services. These increases more than offset decreased revenues as a result of the termination of the Oil for Food Program by the United Nations in Iraq and the poor political climate in Venezuela.

Cost of services expressed as a percentage of service revenue was 80% in the third quarter of 2003 and was consistent with the corresponding period in 2002. Cost of services expressed as a percentage of service revenue was 81% for the nine-month periods ended September 30, 2003 and 2002.

Sales revenues increased to $21.4 million in the third quarter of 2003 from $14.9 million in the third quarter of 2002, a 44% increase. Sales revenues for the nine-month period ended September 30, 2003 increased $13.2 million, a 30% increase from the same period last year. This increase was primarily attributable to the increased drilling activity for natural gas in the North American markets, causing higher demand for our well completion products.

Cost of sales in the third quarter of 2003 was 81% of sales revenue indicating an improvement as compared to 89% in the corresponding period in 2002. For the nine-month period ended September 30, 2003, cost of sales was 85% as compared to 91% for the same period in the prior year. The increased sales volumes enabled us to generate higher margins as cost for our sales are generally fixed; consequently, higher revenues generate higher margins.

General and administrative expenses are comprised of corporate management and centralized administrative services that benefit our operating subsidiaries. General and administrative expenses in the third quarter of 2003 were $5.6 million as compared to $4.9 million in the corresponding period in the prior year. The increase in the quarter was primarily due to payroll costs resulting from increased pension expenses and legal fees incurred related to the class action lawsuits. For the nine month period ended September 30, 2003, general and administrative expenses were $16.1 million, an increase of $1.4 million as compared to the same period in the prior year. This change was primarily due to increased pension expenses, legal fees related to class action lawsuits and higher costs from the implementation of our company-wide information system.

Depreciation and amortization expense in the third quarter of 2003 increased $0.4 million to $5.6 million as compared to the corresponding period in the prior year. For the nine-month period ended September 30, 2003, depreciation and amortization expense was $16.2 million, an increase of $1.1 million as compared to the same period in the prior year. This increase was due to additional capital investments that occurred in both 2003 and 2002.

Other income in the third quarter of 2003 was $0.6 million compared to other expense of $0.1 million in the corresponding period in the prior year. Other income for the nine-month period ended September 30, 2003 was $0.2 million compared to other expense of $2.0 million in the corresponding period in the prior year. The change in the third quarter of 2003 includes foreign exchange gains compared to losses in 2002 and higher minority interest expense in 2003 (see Quantitative and Qualitative Disclosures of Market Risk for additional information on foreign exchange gains and losses). The nine-month period ended September 30, 2003, included higher minority interest expense while foreign exchange losses were comparable to the same period in the prior year. In addition, the nine-month period ended September 30, 2003 includes a gain of approximately $0.4 million related to an insurance settlement as compared to a loss of approximately $0.5 million related to the consolidation of two Nigerian offices.

As a result of adoption of Financial Accounting Standards Board's ("FASB") Statement of Accounting Position ("SFAS") No. 142, in the first quarter of 2002, we reflected impairment of goodwill of $16.7 million related to our Reservoir Management segment. This impairment is reflected in the statement of operations as a cumulative effect of a change in accounting principle.

The effective income tax rate for the three and nine month periods ended September 30, 2003 decreased to 27% of income before cumulative effect of change in accounting principle from a rate of 42% for the same periods in the prior year. This decrease was primarily due to the non-recurring nondeductible expenses that were incurred in 2002 as well as an increase in international earnings taxed at rates lower than the Netherlands statutory rate.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.

Segment Information
(in Thousands)	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
		(Unaudited)
Revenues:
Reservoir Description	$ 62,279	$ 55,261	$ 176,656	$ 159,022
Production Enhancement	31,766	22,802	85,078	67,307
Reservoir Management	11,603	14,369	37,085	36,837
Consolidated	$ 105,648	$ 92,432	$ 298,819	$ 263,166

Operating Income:
Reservoir Description	$ 7,989	$ 7,049	$ 17,929	$ 16,943
Production Enhancement	3,723	890	7,764	1,383
Reservoir Management	(1,536)	(203)	(3,876)	(2,793)
Corporate and Other (1)	5	(478)	(297)	(1,797)
Consolidated	$ 10,181	$ 7,258	$ 21,520	$ 13,736

(1)	"Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

Revenues from the Reservoir Description segment increased $7.0 million in the third quarter of 2003 and $17.6 million for the nine-month period ended September 30, 2003 as compared to the same periods in the prior year. Operating income in the third quarter of 2003 increased by $0.9 million to $8.0 million, creating operating margins of 12.8% which is consistent with the same period last year. Operating income for the nine-month period ended September 30, 2003 increased $1.0 million to $17.9 million as compared to the same period in the prior year. Revenues increased as a result of international demand for our existing services, especially in Canada, West Africa, and the former Soviet Union contributed to the increase in activity levels. Continued improvements in North American oilfield activity levels also bolstered revenues in this segment. The quarterly and year over year increase in operating income is primarily due to improved earnings in Canada, North America, West Africa and Mexico. The increases in both revenues and operating income more than offset the negative impact of the termination of the Oil for Food Program by the United Nations in Iraq and the poor political climate in Venezuela.

Production Enhancement

Revenues from the Production Enhancement segment were $31.8 million in the third quarter of 2003 compared to $22.8 million in the same period in the prior year, an increase of $9.0 million, or 39.3%. For the nine-month period ended September 30, 2003, revenues increased $17.8 million to $85.1 million as compared to the same period in the prior year. Operating income in the third quarter of 2003 increased by $2.8 million to $3.7 million, creating operating margins of 11.7% compared to 3.9% in the same period in the prior year. Operating income for the nine-month period ended September 30, 2003 increased $6.4 million to $7.8 million as compared to the same period in the prior year. North American natural gas drilling activity, for the most part, drives this segment and we have continued to see improvements in activity levels in the North American markets. We continue to experience increased market penetration for our existing well completion and stimulation technologies such as our Zero WashR fracture diagnostic technologies while increasing acceptance of our newly introduced technologies such as SpectraChemTM, Spectra-FloodTM and HEROTM. SpectraChemTM allows our clients to optimize near-wellbore clean-up of frac gels. SpectraFloodTM is used to optimize sweep efficiency in field floods and HEROTM is our newly developed line of perforating charges and gun systems.

Reservoir Management

Revenues from the Reservoir Management segment were $11.6 million in the third quarter of 2003 compared to $14.4 million in the same period in the prior year, a decrease of $2.8 million, or 19.2%. For the nine-month period ended September 30, 2003, revenues increased $0.2 million to $37.1 million as compared to the same period in the prior year. The operating loss in the third quarter of 2003 was $1.5 million compared to a loss of $0.2 million in the same period in the prior year. The operating loss for the nine-month period ended September 30, 2003 was $3.9 million, an increase of $1.1 million as compared to the loss experienced in the same period in the prior year. Three primary factors impacted our earnings this quarter: 1) winding up of some long-standing loss-making contracts, 2) incurring the last of the In-Reservoir SeismicTM technology costs, which was approximately $0.3 million, and 3) contract administration issues which precluded us from recognizing approximately $1.0 million of revenue.

During the third quarter of 2003, amounts billed by the Reservoir Management segment for work performed at the request of a customer in Mexico reached the maximum limits of certain contracts between Core Laboratories and that customer. As such, the Reservoir Management segment did not recognize revenues of approximately $1.0 million for work completed in the month of September 2003. We expect to have either contract extensions or new contracts with the customer in place within the next few months that will allow us to invoice and recognize revenue for work completed in September 2003.

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

Cash Flows

For the nine month period ended September 30, 2003, cash flows from operating activities were $40.8 million as compared to $27.8 million in the same period in the prior year. The increase in cash from operating activities was primarily due to improved earnings and better overall working capital management. At September 30, 2003, we had working capital of $110.9 million and a current ratio of 3.1 to 1.0, compared to working capital of $125.6 million and a current ratio of 3.5 to 1.0 at December 31, 2002.

Our investing activities used $29.9 million in the nine-month period ended September 30, 2003 as compared to using $21.7 million in the same period in the prior year. Investing activities in 2003 included the asset acquisition of GOEX for approximately $10.7 million and capital expenditures of approximately $16.7 million. Included in these capital expenditures was $1.5 million relating to an upgrade of our company-wide information system, and new facilities in Fort Worth and Amsterdam totaling $3.2 million. Capital expenditures for the nine-month period ended September 30, 2002 were $14.0 million.

Our significant financing activities for the nine-month period ended September 30, 2003 included repurchasing approximately 3,890,000 of the common shares of our stock for an aggregate purchase price of $45.8 million. We used $24.1 million of our cash from operating activities along with $21.7 million of additional indebtedness to purchase these shares. As of October 29, 2003, we have shareholder approval to repurchase a total of approximately 2.9 million shares.

We maintain financial flexibility through our $75.0 million Credit Facility of which $25.0 million was available at September 30, 2003. For the nine-month period ended September 30, 2003, our total borrowings were $45.0 million, while repayments were $8.8 million. This credit facility bears an option to increase the line of credit to $125.0 million if certain conditions are met. In June 2003, we amended the $100.0 million Credit Facility which we entered into in July 1999. In addition, we have Senior Notes outstanding, which bear interest at an average interest rate of 8.16%. The Senior Notes require semi-annual interest payments, while interest payments on the Credit Facility are made based on the interest period selected. The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants contained in these credit agreements at September 30, 2003. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both credit agreements.

Our ability to maintain and grow our operating income and cash flows is dependent upon continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on discussions with our clients and our view of the industry, we anticipate that in 2003, North American spending by our clients to continue to increase from 2002 levels in response to increasing oilfield activity. We believe that the activity levels outside of North America will increase slightly compared to 2002 levels. We expect to meet ongoing working capital and capital expenditure requirements from a combination of cash on hand, cash flow from operations and available borrowings under our revolving Credit Facility.

Recent Pronouncements

In November 2002 the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 is to be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In January 2003 the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities" which requires a business enterprise to consolidate all variable interest entities ("VIEs") for which the business enterprise is the primary beneficiaries. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. In October 2003, the FASB delayed the application date of several of FIN 46's elements for public entities until the first interim period after December 15, 2003 if certain criteria are met. We have no material interests in VIEs that will require disclosure or consolidation under FIN 46.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. Recently, the FASB deferred for an indefinite period the provision of SFAS 150 related to non-controlling interests in finite-lived subsidiaries. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

Back to Index

CORE LABORATORIES N.V.

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not enter, or intend to enter, into derivative financial instruments for hedging or speculative purposes. We do not believe that our exposure to market risks related to interest rate changes is material.

During 1999, we issued fixed rate Senior Notes denominated in U.S. dollars. The proceeds were used to repay variable rate loans thereby significantly reducing our exposure to upward interest rate changes.

Interest Rate Risk

We are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At September 30, 2003, our variable rate debt outstanding of $50.0 million approximated its fair value. A one percent change in the interest rate on that amount of indebtedness would result in a change of approximately $0.5 million in interest expense on an annual basis. We attempt to balance the benefit of variable rate debt that has inherent increased risk with fixed rate debt that has less market risk.

Foreign Currency Risk

We operate in a number of international areas, which exposes us to foreign currency exchange rate risk. We do not hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A forward exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.) For the three month period ended September 30, 2003, we recognized a consolidated foreign exchange gain of approximately $0.5 million compared to a consolidated foreign exchange loss of approximately $0.1 million in the same period in the prior year. For the nine-month periods ended September 30, 2003 and 2002, we recognized consolidated foreign exchange losses of approximately $0.5 million. Foreign exchange gains and losses are the result of fluctuations in the U.S. Dollar against foreign currencies. For the three and nine-month periods ended September 30, 2003, we recognized foreign exchange gains versus the Canadian Dollar and the Russian Ruble and foreign exchange losses versus the Venezuelan Bolivar, Mexican Peso and the Euro. Foreign exchange gains and losses are included in other income in the statements of operations.

As a result of the recent political and financial situation in Venezuela, in February 2003, the Venezuelan government mandated an exchange rate for their currency, the Bolivar ("VEB"), of 1,596 VEB per USD. In the three-month period ended September 30, 2002 we recognized foreign exchange loss of approximately $0.4 million related to our operations and financial position in Venezuela. In the nine-month period ended September 30, 2003 we recognized a foreign exchange loss of approximately $0.6 million compared to $1.5 million for the same period in the prior year related to our operations and financial position in Venezuela. At September 30, 2003, our net monetary assets denominated in VEB in Venezuela were $2.6 million. A change of 100 VEB in the exchange rate could result in a change of approximately $0.2 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time.

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We hold receivables from one customer totaling 20% of total net receivables. We have made further collections from this client which, based on September 30, 2003 total net receivables, would have reduced this exposure to 14%. Management considers our credit risk to be limited due to the creditworthiness and financial resources of these financial institutions and companies.

Back to Index

CONTROLS AND PROCEDURES

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"), and our "internal controls and procedures for financial reporting" ("Internal Controls"). This evaluation (the "Controls Evaluation") was performed under the supervision and with the participation of management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

CEO and CFO Certifications

The CEO and CFO certifications (the Rule 302 Certifications) required by Section 302 of the Sarbanes-Oxley Act of 2002 are included as exhibits filed with this Quarterly Report. This Controls and Procedures section of this Quarterly Report includes the information concerning the Controls Evaluation referred to in the Rule 302 Certifications and it should be read in conjunction with the Rule 302 Certifications for a more complete understanding of the topics presented.

Certification pursuant to Section 906 of the Sarbanes-Oxley act of 2002 are included as exhibits filed with this Quarterly Report.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act in the prescribed timeframe, we have engaged outside consultants to assist us with documenting and assessing the adequacy of our internal control over financial reporting for the U.S., United Kingdom, Mexico, Canada and The Netherlands. We are in the process of assessing our internal controls over financial reporting in conjunction with our implementation of Section 404, and plan to validate through testing that controls are functioning as documented. As a result of the quarterly review process and our efforts to continue to improve our deficiencies and weaknesses in our accounting controls and procedures in Mexico, we may make changes in our internal control over financial reporting from time to time. For example, in the past quarter we hired a new contract administrator in Mexico to improve our controls over the documentation and management of our client contracts in Mexico.

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

As described below under "Changes in Disclosure Controls and Internal Controls", and as disclosed and identified in our 2002 Form 10-K and our first and second quarter 2003 Form 10-Q's, we have identified certain deficiencies in our controls and procedures. However, we believe the corrective actions we have taken and the additional procedures we have performed, as described below in more detail, provide us with reasonable assurance that the identified control weaknesses have not limited the effectiveness of our controls and procedures.

Changes in Disclosure Controls and Internal Controls

Management and the Audit Committee became aware of conditions previously reported relating primarily to our operations primarily in Mexico and Venezuela that are considered to be a "material weakness" and "reportable conditions" which were identified in our Disclosure Controls and our Internal Controls review for the year ended December 31, 2002. This review was performed under standards established by the American Institute of Certified Public Accountants. In particular, the aforementioned weaknesses in both our Disclosure Controls and Internal Controls pertain to the following areas, (i) revenue cycle process, including revenue recognition, calculation of deferred revenue and monitoring of past due accounts, (ii) the process surrounding accurate reconciliation of account balances and (iii) regular reconciliation of general ledger accounts to supporting documentation. Management and the Audit Committee have taken actions with respect to the material weaknesses and significant deficiencies, including (1) the replacement of the head of an operating unit, the country manager, the replacement of two country controllers and the hiring of five additional accounting personnel, (2) the expansion of our financial review and internal control function by hiring two additional professional auditors for our internal audit group, and the further authorization to hire an additional two auditors, (3) additional training (or re-training where necessary) of our personnel worldwide, (4) the acceleration of the installation effort of our company-wide financial accounting system, and (5) the hiring of an additional corporate controller responsible for the accounting information reported by the business units.

As part of our effort to have a common system of Internal Controls applicable to our operations world-wide, in 2001, we began an implementation of an enterprise-wide general ledger software system that included an Enterprise Resource Planning ("ERP") System for our manufacturing operations and budget and planning modules, as well as new business processes and procedures to support the software designed to provide us with a common set of Internal Controls in those locations where the new system is implemented. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. At the end of 2001, approximately 52% of our business activity (as expressed in terms of consolidated revenues) was on this software system utilizing common business process and controls, primarily in the United States. In 2002, we installed this software and common set of Internal Controls for our operations in Canada, the United Kingdom, and Mexico. In 2003, we installed this software and common set of Internal Controls for our operations in The Netherlands, Denmark, Venezuela, Australia and Thailand. We also upgraded our accounting software system to a more Internet capable version effective August 2003. Currently, including the new locations on our common system, we have approximately 84% of our business activity on this software system utilizing common business process and controls. Further, we expect to install this same software system and related new business processes and procedures into additional locations during 2003 in certain other locations. We expect to have, by the end of 2003, approximately 85% of our business activity on this software system utilizing common business process and controls. As this system is installed into these locations in 2003, we will implement a common set of Internal Controls through the new business processes and procedures. We anticipate installing this same software system and related new business processes and procedures into additional locations during 2004.

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

Since April 2003, several putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; this case has since been consolidated and transferred to the United States District Court for the Southern District of Texas. We understand that the complainants generally allege that the defendants overstated the company's revenues and net income within the first three quarters of 2002. The complaints seek unspecified monetary damages. We intend to vigorously defend these suits.

Back to Index

Item 2. Changes in Securities and Use of Proceeds.

None

Back to Index

Item 3. Defaults Upon Senior Securities.

None

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders.

None

Back to Index

Item 5. Other Information.

None

Back to Index

Item 6. Exhibits and Reports on Form 8-K.

(a)

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

(b) Reports on Form 8-K

None

Back to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V.

Dated:	November 13, 2003	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Back to Index