Form 10-K
period 2003-12-31
CORE LABORATORIES N V
filed 2004-03-15
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes [X] No [  ]

     As of June 30, 2003, the number of common shares outstanding was 31,169,619. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $336,632,000.

     As of March 9, 2004, the number of common shares outstanding was 27,628,245.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT		Part of 10-K
1.	Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2004 annual meeting of shareholders	PART III

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

i

PART I

ITEM 1. BUSINESS

General

     Core Laboratories N.V. (“Core Laboratories”, “we”, “our” or “us”) was established in 1936 and is one of the world’s leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,700 employees.

Business Strategy

     Our business strategy is to provide advanced technologies that improve reservoir performance by (i) continuing the development of proprietary technologies through client-driven research and development, (ii) expanding the services and products offered throughout our global network of offices and (iii) acquiring complementary technologies that add key technologies or market presence and enhance existing products and services.

     Development of New Technologies, Services and Products

     We conduct research and development to meet the needs of our clients who are continually seeking new services and technologies to lower their costs of finding, developing and producing oil and gas. While the aggregate number of wells being drilled per year has fluctuated relative to market conditions, oil and gas producers have, on a proportional basis, increased expenditures on technology services which improve their understanding of the reservoir thereby increasing production of oil and gas from their producing fields. We intend to continue concentrating our efforts on services and technologies that improve reservoir performance and increase oil and gas recovery.

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

     Acquisitions

     We continually review potential acquisitions to add key services and technologies, enhance market presence or complement existing businesses. In April 2003, we acquired substantially all of the assets of GOEX. The assets acquired consisted of certain machinery, inventory, receivables and exclusive oilfield rights to market and sell detonation cord manufactured by the parent company of GOEX. The addition of these assets has resulted in synergies in our Production Enhancement segment.

     More information relating to acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements.

Operations

     We derive our revenues from services and product sales to clients primarily in the oil and gas industry.

     Our reservoir optimization services and technologies are interrelated and are organized into three complementary segments. Disclosure relating to the results of these business segments is included in Note 16 of the Notes to Consolidated Financial Statements.

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

     We offer our services worldwide through our global network of offices. Services accounted for approximately 81%, 83% and 81% of our revenues from operations for the years ended December 31, 2003, 2002 and 2001, respectively.

     We manufacture products primarily in four facilities for distribution on a global basis. Product sales, primarily included in our Production Enhancement segment, accounted for approximately 19%, 17% and 19% of our revenues from operations for the years ended December 31, 2003, 2002 and 2001, respectively.

     Our sales backlog of products at December 31, 2003 was approximately $7.6 million, compared to $3.6 million at December 31, 2002. Sources of raw material are readily available and our sales backlog should be completed in 2004.

     Reservoir Description

     Commercial oil and gas fields consist of porous and permeable reservoir rocks that contain natural gas, crude oil and water. Due to the density differences of the fluids, natural gas typically caps the field and overlies an oil layer, which overlies the water. We provide services that characterize the porous reservoir rock and all three reservoir fluids. Services relating to these fluids include determining quality and measuring quantity of the fluids and their derived products. This includes determining the value of different crude oil and natural gases by analyzing the individual components of complex hydrocarbons. These data sets are used by oil companies to determine the most efficient process by which to process and refine these hydrocarbons to produce the maximum value added to crude oil and natural gas.

     We analyze samples of reservoir rocks for their porosity, which determines reservoir storage capacity, and for their permeability, which defines the ability of the fluids to flow through the rock. These measurements are used to determine how much oil and gas are present in a reservoir and the rates at which the oil and gas can be produced. We also use our proprietary services and technologies to correlate the reservoir description data to wireline logs and seismic data. These data sets are also used to determine the different acoustic velocities of reservoir rocks containing water, oil and natural gas. These measurements are used in conjunction with our reservoir management services to develop programs to produce more oil and gas from the reservoir.

     Production Enhancement

     We produce data to describe a reservoir system that is used to enhance oil and gas production so that it will exceed the average oilfield recovery factor, which is approximately 40%. Two production enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding the field with water, carbon dioxide, nitrogen or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and flooded to maximize oil and gas recovery. Our services and technologies play a key role in the success of both methods.

     The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a gel slurry into the reservoir zone at extremely high pressures. This forces fractures to open in the rock and “props” or holds the fractures open so that reservoir fluids can flow to the production wellbore. Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the gel slurry is compatible with the reservoir fluids so that damage does not occur to the porous rock network. Our proprietary and patented ZeroWash™ tracer technology is also used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

     SpectraChemSM is another proprietary and patented technology developed for optimizing hydraulic frac performance. SpectraChemSM is used to aid operators in determining the efficiency of frac fluid performance. SpectraChemSM tracers allow operators to evaluate the quantity of frac fluid that returns to the wellbore during the clean-up period after a hydraulic fracturing event. This technology also allows our clients to evaluate load recovery, gas breakthrough, fluid leakoff and breaker efficiency, all of which are important factors for optimizing natural gas production after the fracing event. We have also introduced SpectraFlood™, which we developed and is used to optimize sweep efficiency in field floods.

     We conduct dynamic flow tests of the reservoir fluids through the reservoir rock, at actual reservoir pressure and temperature, to realistically simulate the actual flooding of a producing zone. We use patented technologies, such as our Saturation Monitoring by the Attenuation of X-rays (SMAX™), to help design the enhanced recovery project. After a field flood is initiated, we are often involved in monitoring the progress of the flood to ensure the maximum amount of incremental production is being achieved.

     Our unique completion monitoring system, Completion Profiler, helps to determine flow rates from reservoir zones after they have been hydraulically fractured. This provides our clients with production information without additional well time.

     Our PackScan™ patented technology, which is used as a tool to monitor the wellbore in an unconsolidated reservoir, has contributed to our revenue growth. PackScan™ measures the density changes in the area around the tool and is designed to observe the changes within the wellbore to verify the completeness of the gravel pack protection of the wellbore.

     In addition to our many patented reservoir analysis technologies, we have established ourselves as a global leader in the manufacture and distribution of high-performance perforating products. Our unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the completion of oil and gas wells. Our “Systems” approach to the perforating of an oil or gas well has resulted in numerous patented products. Our HERO™ perforating system is quickly becoming an industry leader in enhancing reservoir performance.

     We have an experienced Technical Services team to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site assistance. Our patented X-SPAN casing patch is supported by the Technical Services operating group.

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

     These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients’ cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us.

     The integration of our reservoir imaging technologies has allowed us to provide a range of services and products to the geophysical industry, including velocity modeling and depth imaging to our clients. The combination of our integrated approach to reservoir characterization, our expertise in core to seismic correlation and velocity modeling and depth imaging technology gives us a unique position in the industry.

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

Patents and Trademarks

     We believe our patents, trademarks and other intellectual property rights are an important factor in maintaining our technological advantage, although no one patent is considered essential to our success. Typically, we will seek to protect our intellectual technology in all jurisdictions where we believe the cost of such protection is warranted. While we have patented some of our key technologies, we do not patent all of our proprietary technology even where regarded as patentable. In addition to patents, in many instances we protect our trade secrets through confidentiality agreements with our employees and our clients.

International Operations

     We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 61%, 61% and 59% of our revenues from operations during the years ended December 31, 2003, 2002 and 2001, respectively. Some of our revenues in the U.S. are generated by projects located outside the U.S.

     While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not able to always match our currency exposure. We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. More information on international operations is included in Notes 10 and 16 of the Notes to Consolidated Financial Statements.

Environmental Regulation

     We are subject to a variety of governmental regulations relating to the use, storage, discharge and disposal of chemicals and gases used in our analytical and manufacturing processes. Consistent with our quality assurance and control principles, we have established proactive environmental policies with respect to the handling and disposal of such chemicals, gases, emissions and waste materials. We have engaged outside consultants to audit our environmental activities and have implemented health and safety education and training programs. We believe that our operations are currently in material compliance with applicable environmental laws and regulations, and that continued compliance with existing requirements will not have a material adverse effect on our financial position or results of operations. Public interest in the protection of the environment, however, has increased dramatically in recent years. We anticipate that the trend toward more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase capital expenditures or operating expenses.

Competition

     The businesses in which we engage are competitive. Some of our competitors are divisions or subsidiaries of companies that are larger and have greater financial and other resources than we have. While no one company competes with us in all of our product and service lines, we face competition in these lines, primarily from independent regional companies. We compete in different product and service lines to various degrees on the basis of price, technical performance, availability, quality and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and services, performance and quality, client service, pricing, industry trends and general economic trends.

Reliance on the Oil and Gas Industry

     Our business and operations are substantially dependent upon the condition of the global oil and gas industry. Future downturns in the oil and gas industry, or in the oilfield services business, may have a material adverse effect on our financial position, results of operations or cash flows.

     The oil and gas industry is highly cyclical and has been subject to significant economic downturns at various times as a result of numerous factors affecting the supply of and demand for oil and natural gas, including the level of capital expenditures of the oil and gas industry; the level of drilling activity; the level of production activity; market prices of oil and gas; economic conditions existing in the world; interest rates and the cost of capital; environmental regulations; tax policies; political requirements of national governments; coordination by the Organization of Petroleum Exporting Countries (“OPEC”); cost of producing oil and natural gas; and technological advances.

Employees

     As of December 31, 2003, we had approximately 4,700 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

     Industry risks

     The oil and gas industry is highly cyclical and there are numerous factors affecting the supply of and demand for our products and services, which include:

-	market prices of oil and gas and expectations about future prices;

-	cost of producing oil and natural gas;

-	the level of drilling and production activity;

-	mergers, consolidations and downsizing among our clients;

-	coordination by OPEC;

-	the impact of commodity prices on the expenditure levels of our clients;

-	financial condition of our client base and their ability to fund capital expenditures;

-	adverse weather conditions;

-	civil unrest in oil producing countries; and

-	level of consumption of oil, gas and petrochemicals by consumers.

     Business risks

     Our results of operations could be adversely affected by risks and uncertainties in the business environment in which we operate, including:

-	competition in our markets;

-	the realization of anticipated synergies from acquired technologies, assets, businesses and future acquisitions;

-	our ability to continue to develop or acquire new and useful technology;

-	implementation of and compliance with the Sarbanes-Oxley Act of 2002;

-	interest rates and the cost of capital and;

-	our ability to obtain or renew contracts on a timely basis.

     International risks

     We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:

-	global economic conditions;

-	political actions and requirements of national governments including trade restrictions, embargos and expropriations of assets;

-	potential tax liabilities in multiple jurisdictions;

-	civil unrest;

-	acts of terrorism;

-	fluctuations and changes in currency exchange rates;

-	the impact of inflation; and

-	current conditions in Venezuela and Iraq.

     Economic downturn and political events that continue to unfold have resulted in lower demand for our products and services in certain markets. The ongoing conflict in Iraq and the potential for activity from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. Our global economy is highly influenced by public confidence in the geopolitical environment and the situation in the Middle East continues to be highly fluid; therefore, we expect to experience heightened international risks.

     As a result of the recent political and financial situation in Venezuela, in February 2003, the Venezuelan government-mandated an exchange rate for their currency, the Bolivar (“VEB”), of 1,596 VEB per United States Dollar (“USD”). Although operations in Venezuela have stabilized, they could be negatively impacted by anticipated government-mandated devaluation of the VEB vs. the USD. At December 31, 2003, our net monetary assets denominated in VEB in Venezuela were $2.7 million. On February 9, 2004, the Venezuelan government devalued the VEB by 20% to 1,918 VEB per USD. If this devaluation had occurred on December 31, 2003, the impact would have resulted in a foreign exchange loss of approximately $0.5 million. Because of this devaluation, in the first quarter of 2004, we will incur foreign exchange losses on our net monetary assets denominated in VEB. A change of 100 VEB in the exchange rate could result in a change of approximately $0.2 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time. We recognized a foreign currency loss of $0.1 million related to our Venezuela operations during 2003. We will continue to monitor our operations and financial position in this region.

     Other risks

     Our client base could be impacted by events we cannot predict or we could be impacted by a change in the conduct of business, transportation and security measures. In addition, we are subject to other risk factors such as the impact of environmental regulations and litigation risks as well as the dependence on the oil and gas industry. Many of these risks are beyond our control. In addition, future trends for pricing, margins, revenues and profitability remain difficult to predict in the industries we serve and under current economic and political conditions.

ITEM 2. PROPERTIES

     Currently, we have over 70 offices (totaling more than one million square feet) in more than 50 countries. In these locations, we typically lease our office facilities. We serve our worldwide clients through six Advanced Technology Centers (“ATCs”) that are located in Houston, Texas; Calgary, Canada; Jakarta, Indonesia; Rotterdam, The Netherlands; Aberdeen, Scotland; and Villahermosa, Mexico. The ATCs are supported by over 50 regional specialty centers located throughout the global energy producing provinces. Our facilities are adequately utilized for current operations. However, expansion into new facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

     Since April 2003, several putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. We understand that the complainants generally allege that the defendants overstated the company’s revenues and net income within the first three quarters of 2002. The complaints seek unspecified monetary damages. In January 2004, the U.S. District Court appointed the lead plaintiff and its counsel and we anticipate an amended complaint will be filed by the lead plaintiff in the near future. We intend to vigorously defend this suit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a special meeting held on October 29, 2003, our shareholders approved the cancellation from treasury shares of 3,330,892 shares we previously repurchased under our repurchase program. Such approval is required under Dutch law before shares can be cancelled and was necessary to give us the ability to repurchase shares in the future since Dutch law allows companies to hold no more than 10% of their outstanding shares. The proposal was approved by a vote of 20,711,756 in favor, 64,114 against and 16,664 abstaining. In addition, at the special meeting, shareholders gave authorization to repurchase an additional 10% of outstanding shares in treasury until April 28, 2005 in accordance with Dutch law. The proposal was approved by a vote of 20,713,732 in favor, 64,318 against and 14,484 abstaining.

PART II

ITEM 5. MARKET FOR THE COMMON SHARES AND RELATED SHAREHOLDER MATTERS

Price Range of Common Shares

     Our common shares trade on the New York Stock Exchange (“NYSE”) under the symbol “CLB”. The range of high and low sales prices per share of the common shares as reported by the NYSE are set in the following table for the periods indicated.

	High	Low
2003
First Quarter	$13.44	$8.70
Second Quarter	12.10	8.81
Third Quarter	14.72	10.74
Fourth Quarter	17.25	13.95
2002
First Quarter	$15.30	$10.45
Second Quarter	15.85	11.12
Third Quarter	12.19	8.50
Fourth Quarter	11.90	7.90

     On March 9, 2004, the closing price, as quoted by the NYSE, was $21.45 per share. As of March 9, 2004, there were 30,225,103 common shares held by approximately 140 record holders and approximately 9,200 beneficial holders.

Dividend Policy

     We have never paid dividends on our common shares and currently have no plans to pay dividends on the common shares. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of our Supervisory Board and will depend upon our operating results, financial condition, capital requirements, income tax treatment of payments, general business conditions and such other factors as they deem relevant. Because we are a holding company that conducts substantially all of our operations through subsidiaries, our ability to pay cash dividends on the common shares is also dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. See “Liquidity and Capital Resources” included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements.

     The Consolidated Financial Statements for the fiscal years 1999 through 2001 were audited by Arthur Andersen LLP (“Andersen”) that ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 is included elsewhere in the Form 10-K. Such audit report has not been reissued by Andersen.

	Years Ended December 31,
	2003[1]	2002[1]	2001[1,2,3]	2000[3]	1999[2,3,4]
	(in thousands, except per share and other data)
Financial Statement Data:
Revenues	$405,637	$364,748	$376,572	$340,933	$325,827
Income before cumulative effect of change in accounting principle	18,700	7,630	20,632	17,830	2,196
Net income (loss)	18,700	(9,062)	20,632	17,830	2,196
Working capital	105,217	125,589	139,342	121,330	93,574
Total assets	421,396	421,601	439,500	413,346	374,526
Long-term debt and capital lease obligations, including current maturities	128,107	89,180	95,627	84,020	88,512
Shareholders’ equity	220,412	258,146	275,606	251,065	212,728
Earnings Per Share Information:
Income before cumulative effect of change in accounting principle:
Basic	$0.62	$0.23	$0.62	$0.55	$0.07
Diluted	$0.60	$0.23	$0.60	$0.53	$0.07
Net income (loss):
Basic	$0.62	$(0.27)	$0.62	$0.55	$0.07
Diluted	$0.60	$(0.27)	$0.60	$0.53	$0.07
Weighted average common shares outstanding:
Basic	30,209	33,174	33,075	32,388	31,449
Diluted	31,179	33,174	34,272	33,539	32,443
Other Data:
Current Ratio[5]	2.7:1	3.5:1	4.5:1	3.2:1	2.8:1
Debt to Capitalization Ratio[6]	35%	25%	25%	24%	27%

1)	See Note 3 of the Notes to Consolidated Financial Statements for a discussion of acquisitions made in 2003, 2002 and 2001.

2)	In 1999 and 2001, we recorded restructuring, write-offs and other charges of $17,706 and $8,725, respectively. The 1999 charges related to facility closures, personnel reductions, asset write-offs and costs to cover the costs of exiting redundant facilities. More information on the 2001 charge is discussed in Note 17 of the Notes to Consolidated Financial Statements.

3)	All periods have been restated to reflect the pooling-of-interests acquisition of PROMORE in 2001.

4)	Results from our environmental testing assets are included in all periods through September 30, 1999. These assets were sold effective September 30, 1999.

5)	Current ratio is calculated as follows: current assets divided by current liabilities.

6)	Debt to capitalization ratio is calculated as follows: debt divided by the sum of cash, debt and shareholders’ equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     Core Laboratories N.V.’s (“Core Laboratories”, “we”, “our” or “us”) Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) discusses matters we consider important in understanding the results of our operations and our capital resources and liquidity. We begin our discussion with a general overview of our industry and how it relates to our business. We then outline our critical accounting policies and estimates that have affected our consolidated financial statements. We analyze the results of our operation for the last three years, including the trends in the overall business and our operating segments, discuss our cash flows and liquidity and capital resources, list recent accounting pronouncements, and discuss inflation and income taxes. We conclude MD&A with our outlook for our future results followed by forward-looking cautionary statements.

General Overview

     Our clients’ expectations about their capital expenditure programs change in correlation to the prices of oil and natural gas. Accordingly, the changes in their capital expenditures which are focused on improving daily production from their reservoirs as well as over the entire life of those reservoirs will normally result in increased or decreased demand for our products and services.

     Commodity prices for both natural gas and crude oil rose throughout 2003. The spot price of crude oil was up just over 8% while the price of natural gas increased over 33%. Consequently, activity levels in the oilfield service sector increased during the year. Rig count improved in the U.S. markets throughout the year, and, to a lesser extent, rig count improved outside the United States.

Rig Count/Oil and Gas Prices

	As of December 31,
	2003	2002	2001
Worldwide Rig Count[1]	2,334	1,957	1,917
U.S. Rig Count[1]	1,114	856	901
Crude Oil Price per Barrel (WTI Spot)[2]	$32.58	$29.78	$19.47
Natural Gas Price Spot Average per MCF[2]	$6.14	$4.65	$2.33

1)	Baker Hughes Incorporated - World-wide averages

2)	Lehman Brothers - The Original Oil Service Monthly

     The price of natural gas increased during 2003 due to a variety of factors. A major component of the increase in natural gas prices was decreased production of natural gas in 2003 as compared to the prior year. The decline was due to lower production rates from maturing fields combined with steeper decline curves from newly discovered fields. The pressure of falling supply coupled with increasing demand, due to an improving economy and a colder winter, contributed to an increase in the price of natural gas during the year. Oil prices also rose throughout the year reflecting similar factors that caused the price of natural gas to increase; primarily increasing demand, due to an improving economy, combined with a stable supply.

     Our activity levels increased in 2003 as our clients invested more of their cash flows back into developing and producing their reservoirs than they did in the prior year. These higher activity levels led to record revenues being generated in 2003. The higher customer activity levels boosted revenues in our Reservoir Description segment by 9% when compared to the prior year’s revenues and by 28% in our Production Enhancement segment.

     Given these higher revenues, in conjunction with efforts to contain our cost structure, we were able to generate operating income that was 61% greater than the prior year. Our Reservoir Description segment showed improvement in all operations, primarily as a result of the spending levels of our clients aimed at characterizing and analyzing reservoirs, crude oil, and derivative products. Operating income from our Production Enhancement segment was up almost 300% over the prior year as more wells in North America were drilled and stimulated than the prior year. The greater the number of wells drilled or stimulated is important to this segment as it provides greater opportunity for our clients to use our products and services. The operating results from our Reservoir Management group continued to be disappointing as the losses were greater than the prior year. Steps are being taken to refocus this segment that we believe will bring the segment back to profitable operating results. These steps include downsizing the scope of or eliminating specialized geophysical and seismic related services, reducing employee costs, transferring work to the most efficient offices, or selling the specialized geophysical and seismic related services business to outside parties.

     We continue our efforts to expand our market presence by opening strategic facilities and realizing synergies within our business lines. Also, as a result of the consolidation in the oil and gas industry, some of our clients have used, and may continue to use, their global presence and market influence to seek economies of scale and pricing concessions.

Critical Accounting Policies and Estimates

     MD&A is based on financial statements prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. and require management to make estimates and assumptions during their preparation. The application of the following critical accounting policies place significant emphasis on management’s judgments regarding:

-	revenue recognition;

-	allowance for doubtful accounts;

-	long-lived assets, intangibles and goodwill;

-	inventory valuation allowances;

-	income taxes;

-	stock options; and

-	estimates.

Revenue Recognition

     Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are earned or product title is transferred. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Training and consulting service revenues are recognized as the services are performed.

     Sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue once the criteria of Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” are successfully met. We primarily license our software products under perpetual licenses. Client support agreements are recorded as unearned revenues and recognized as revenue ratably over the contract period, generally one year.

Allowance for Doubtful Accounts

     We perform ongoing credit evaluations of our clients and continuously monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to client’s representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific customers and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2003 was $8.5 million compared to $8.9 million at December 31, 2002.

Long-Lived Assets, Intangibles and Goodwill

     Property, plant and equipment are carried at cost. Major renewals and improvements are capitalized and depreciated over the respective asset’s remaining useful life. Maintenance and repair costs are charged to expense as incurred. When long-lived assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

     Property, plant and equipment held and used is reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. Indicators of possible impairment include extended periods of idle use and/or an inability to contract specific assets or groups of assets.

     We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. Provisions for asset impairment are charged to income when the sum of estimated future cash flows, on an undiscounted basis, is less than the asset’s net book value. Impairment charges are recorded using discounted cash flows which requires the estimation of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. There were no impairment charges related to long-lived assets held for use recorded in 2003, 2002 or 2001.

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued two statements, “Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations” (“SFAS 141”), and “SFAS 142, Goodwill and Other Intangible Assets” (“SFAS 142”), that amend Accounting Principles Board (“APB”) Opinion 16, “Business Combinations”, and supersede APB Opinion 17, “Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001. One of our acquisitions in 2001 was accounted for using the pooling-of-interests method of accounting and was completed prior to the adoption of SFAS 141. Goodwill resulting from a business combination or from an asset acquisition occurring after June 30, 2001 is to be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. As a result of adoption of SFAS 142, beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. The cessation of goodwill amortization under the guidelines resulted in a reduction in operating expenses of approximately $4.2 million in 2003 and 2002 based on the amortization of the goodwill balance as of the effective date of SFAS 142. Upon adoption of SFAS 142, in the first quarter of 2002, we recorded an impairment of goodwill of approximately $16.7 million, primarily related to our Reservoir Management segment, which is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. At December 31, 2003, we evaluated our goodwill and intangible assets and determined that the fair value had not decreased below their carrying value with no adjustment to goodwill and intangible assets necessary in accordance with SFAS 142. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations.

Inventory Valuation Allowances

     Our valuation reserve for inventory is based on historical data, and various other assumptions and judgments including future demand for this inventory. Should these assumptions and judgments not come to fruition our valuation would change. The industry we operate in is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2003 was $2.6 million compared to $0.3 million at December 31, 2002. If we over or underestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

Income Taxes

     Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. The valuation allowances related to our net deferred tax assets were $10.0 million and $10.2 million at December 31, 2003 and 2002, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows.

Stock Options

     We apply APB Opinion 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs to be recorded on stock options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock options issued. We have, however, included option shares in the diluted shares outstanding calculation that is used to determine diluted earnings per share. We are not required to account for our stock-based compensation plans using the fair value recognition provision of “SFAS 123 Accounting for Stock-Based Compensation” (“SFAS 123”). Accounting for our stock based compensation plans using the fair value recognition provisions of SFAS 123 would negatively impact our financial position and results of operations. The fair value of stock options issued is estimated using pricing models that have an inherent degree of uncertainty. The FASB has indicated that it expects to issue a standard during 2004 that will require the use of a fair value method of accounting for stock based compensation. We will evaluate the provisions of that standard when issued and would expect to include a charge to our results of operations in each future reporting period after the new standard is required to be implemented.

     For a detailed discussion of our accounting policies see Note 2 of the Notes to Consolidated Financial Statements.

Estimates

     The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and base these estimates on our historical experience as well as on various other assumptions that we believe are reasonable in a given circumstance. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations.

     Critical estimates include:

Key Estimate	Nature of Estimates Required	Assumptions Used
Allowance for doubtful accounts	Estimating allowance for doubtful accounts requires that we determine whether client receivables are collectible.	We base our estimate on historical collection experience and our current aging of client receivables outstanding in addition to clients’ representations and our understanding of the economic environment in which our clients operate.

Inventory reserves	Estimating reserves for inventory requires forecasting client demand as well as taking into account changes in technological advances which may result in obsolescence.	We base our estimate on historical regional sales trends, as well as our expectations of future client requirements of types of products and technology.

Depreciation and amortization	Estimating depreciation and amortization requires us to estimate the useful lives and salvage values of our assets.	Lives assigned reflect our best estimate based on historical data of the respective asset’s useful life and salvage value. If our operating plans change it could result in impairment of these assets.

Income taxes	We estimate the likelihood of the recoverability of our deferred tax asset (in particular, net operating loss carryforwards).	We use historical and projected future operating results, including a review of the eligible carryforward period, tax planning opportunities and other relevant considerations. If the laws of some tax jurisdictions in which we operate change it could significantly alter our estimates.

Long-lived assets, intangibles and goodwill	We periodically review the recoverability of our assets, particularly when changes in circumstances suggest that the recorded cost may not be recoverable. The measure of possible impairment is based primarily on the ability to recover the fair value of the related asset from expected future operating cash flows. Judgment is used when applying the goodwill impairment test since it requires the identification of reporting units, assigning goodwill to these units as well as determining the appropriate rate at which to discount these cash flows.	We estimate future cash flows using internal budgets based on historical information as well as client commitments and expected market trends. The present value of such future cash flows is calculated by applying an estimated discount rate. As such, our impairment analysis is subjective and includes estimates based on assumptions regarding future growth rates and operating expenses.

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

Business

     Core Laboratories was established in 1936 and our common shares are traded on the New York Stock Exchange under the symbol CLB.

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

     We plan to continue the expansion of our operations by (i) continuing the development of proprietary technologies through client-driven research and development, (ii) expanding the services and products offered throughout our global network of offices and (iii) acquiring complementary businesses that add key technologies or market presence and enhance existing products and services.

Results of Operations

     Results of operations as a percentage of applicable revenues are as follows:

	Year Ended						% Change
	2003		2002		2001		2003/2002	2002/2001
REVENUES:
Services	$327,342	80.7%	$302,098	82.8%	$304,568	80.9%	8.4%	(0.8)%
Sales	78,295	19.3%	62,650	17.2%	72,004	19.1%	25.0%	(13.0)%

	405,637	100.0%	364,748	100.0%	376,572	100.0%	11.2%	(3.1)%
OPERATING EXPENSES:
Cost of services*	261,329	79.8%	240,847	79.7%	232,683	76.4%	8.5%	3.5%
Cost of sales*	65,592	83.8%	60,461	96.5%	60,625	84.2%	8.5%	(0.3)%

Total cost of services and sales	326,921	80.6%	301,308	82.6%	293,308	77.9%	8.5%	2.7%
General and administrative expenses	22,787	5.6%	20,183	5.5%	15,929	4.2%	12.9%	26.7%
Depreciation and amortization	23,535	5.8%	20,097	5.5%	18,361	4.9%	17.1%	9.5%
Goodwill amortization	—	—	—	—	4,174	1.1%	—	—
Write-off and other charges	—	—	—	—	5,750	1.5%	—	—
Restructuring charges	—	—	—	—	2,975	0.8%	—	—
Other (income) expense, net	(925)	(0.2)%	2,402	0.7%	(502)	(0.1)%	(138.5)%	578.5%

OPERATING INCOME	33,319	8.2%	20,758	5.7%	36,577	9.7%	60.5%	(43.2)%
Interest expense	7,702	1.9%	7,603	2.1%	7,921	2.1%	1.3%	(4.0)%

Income before income tax expense	25,617	6.3%	13,155	3.6%	28,656	7.6%	94.7%	(54.1)%
Income tax expense	6,917	1.7%	5,525	1.5%	8,024	2.1%	25.2%	(31.1)%

Income before cumulative effect of change in accounting principle	18,700	4.6%	7,630	2.1%	20,632	5.5%	145.1%	(63.0)%
Cumulative effect of change in accounting principle	—	—	(16,692)	(4.6)%	—	—	—	—

NET INCOME (LOSS)	$18,700	4.6%	$(9,062)	(2.5)%	$20,632	5.5%	306.4%	(143.9)%

*Percentage based on applicable revenue rather than total revenue.

     The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment.

     Our revenues are derived from services and product sales. Services revenues in 2003 were $327.3 million as compared to $302.1 million in 2002. The increase in services revenues was due primarily to increased demand for our Reservoir Description and Production Enhancement services. North American oilfield activity accounted for approximately 36% of the increase while these services in the former Soviet Union, Europe, Africa and the Middle East accounted for approximately 54% of the increase. We also saw increased activity in the Asia Pacific region due to a new contract in 2003 while activity in Mexico was consistent with 2002. The overall increases more than offset decreased revenues as a result of the continued poor political climate in Venezuela. In 2002, lower oilfield activity levels in North America caused our services revenues to decrease $2.5 million as compared to 2001.

     Costs of services in 2003 were $261.3 million, an increase of $20.5 million as compared to 2002. Costs of services in 2002 were $240.8 million, an increase of $8.2 million from 2001. Costs of services as a percentage of services revenues in 2003 remained consistent compared to 2002. We realized increased margins on reservoir rock and fluid analysis and our services relating to the characterization of properties of oil and gas products in North America and South America. These increases were offset by margin erosion in several countries in the former Soviet Union due to increased competition as a result of maturing markets. Margins also decreased on our services for seismic technology as traditional seismic business continued to suffer. Operating costs and supplies increased due to purchases made in local currencies which strengthened against our functional currency. In addition, in spite of our efforts to manage our business in Venezuela, we were not able to sufficiently reduce the cost of services relative to the drastic decline in revenues attributable to the business disruptions experienced in that country.

     Sales revenues in 2003 increased by 25% to $78.3 million compared to $62.7 million in 2002 and decreased by 13% in 2002 as compared to 2001. The incremental revenue realized in 2003 was partially attributable to greater demand for our perforating products created by increased oilfield activity in North America in addition to the second quarter 2003 acquisition of the GOEX assets which accounted for approximately $3.1 million in revenue. A decline in drilling for natural gas and oil in the North American markets was the impetus for the reduction in sales revenues in 2002 from 2001.

     Costs of sales in 2003 were $65.6 million, an increase of $5.1 million as compared to 2002. Costs of sales in 2002 were $60.5 million, a decrease of $0.1 million from $60.6 million in 2001. The overall fixed cost structure remained consistent from prior periods which resulted in higher margins on the incremental sales revenue. A contributing factor to the decline in margins in 2002 was the currency devaluation in Venezuela of $1.8 million.

     General and administrative expenses are comprised of corporate management and centralized administrative services that benefit our operating subsidiaries. We experienced an increase of $2.6 million in 2003 from 2002 and $4.3 million in 2002 from 2001. In 2003 and 2002, general and administrative expenses as a percentage of revenue were 6% as compared to 4% in 2001. The increased expenses in 2003 and 2002 were primarily attributable to increased expenses relating to our executive retirement plans, legal fees related to class action lawsuits and costs from the implementation of our company-wide information system. We have also incurred additional expenses relating to accounting services and our compliance with the requirements of the Sarbanes-Oxley Act of 2002 which has necessitated engaging outside consultants to assist us with documenting and assessing the adequacy of our internal controls over financial reporting.

     Depreciation and amortization expense in 2003 was $23.5 million, an increase of $3.4 million as compared to 2002. In 2002 we had an increase of $1.7 million as compared to 2001. These increases were due primarily to the additional capital investments that occurred in both 2003 and 2002.

     As a result of the adoption of SFAS 142 beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. Under these requirements, in the first quarter of 2002 we reflected impairment of goodwill of approximately $16.7 million primarily related to our Reservoir Management segment. This impairment is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The cessation of goodwill amortization under the guidelines resulted in a reduction in operating expenses of approximately $4.2 million in 2003 and 2002 based on the amortization of the goodwill balance as of the effective date of SFAS 142.

     During the fourth quarter of 2001, we recorded write-offs and other charges of $5.8 million. These charges were comprised of inventory write-downs of $3.9 million, charges of $0.4 million to write fixed assets down to their fair value, and other costs of $1.5 million to migrate data from legacy computer systems to a global information system database.

     During the fourth quarter of 2001, we also had several transactions that impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements, and an accrual for facility restoration, severance benefits (for approximately 100 field employees) and lease termination costs. During 2002 we relocated a facility from Mexico City to Villahermosa, Mexico. We completed the relocation of one of our operations from Dallas to the Houston Advanced Technology Center in early 2003. The remaining accruals will be utilized by May 2005. This charge of approximately $3.0 million affected each of our operating segments as follows: Reservoir Description — $0.8 million; Production Enhancement — $0.1 million; Reservoir Management — $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge was $2.1 million which will be funded from operating activities. Cash required for the costs incurred through December 31, 2003 was $1.9 million. This charge is summarized in the following table (in thousands):

	Lease			Asset
Restructuring Charges	Obligations	Severance	Restoration	Write-offs[1]	Other	Total
Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through December 31, 2002	155	557	285	—	99	1,096

Accrual remaining at December 31, 2002	405	—	95	—	45	545
Less: Costs incurred through December 31, 2003	178	—	80	—	45	303

Accrual remaining at December 31, 2003	$227	$—	$15	$—	$—	$242

1)	The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001, $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

     The components of other income (expense), net, are as follows (in thousands):

	Year Ended
	2003	2002	2001
Minority interest	$(482)	$471	$(184)
Gain (loss) on sale of assets	(518)	(1,083)	153
Equity in earnings of affiliates	75	161	150
Foreign exchange gain (loss)	296	(2,678)	(637)
Interest income	198	206	480
Other	1,356	521	540

Total other income (expense), net	$925	$(2,402)	$502

     Interest expense was $ 7.7 million and $7.6 million in 2003 and 2002, respectively as compared to $7.9 million in 2001. The decrease in interest expense was primarily attributable to lower borrowing costs and lower average levels of debt.

     The 2003 effective income tax rate decreased to 27% of operating income before cumulative effect of change in accounting principle from the 2002 rate of 42%. This decrease was primarily due to the non-recurring nondeductible expenses that were incurred in 2002 as well as an increase in 2003 international earnings taxed at rates lower than the Netherlands statutory rate. The 2002 effective income tax rate increased to 42% of operating income before cumulative effect of change in accounting principle from the 2001 rate of 28%. This increase was the result of an increase in expenses that are not deductible for tax purposes and an increased valuation allowance on Venezuelan deferred tax assets. For a reconciliation of the Netherlands statutory rate of 34.5% to the effective rate, see Note 9 of the Notes to Consolidated Financial Statements.

Segment Analysis

     Our operations are managed primarily in three complementary business segments — Reservoir Description, Production Enhancement and Reservoir Management.

Segment Revenues

For the Years Ended December 31,
(Dollars in Thousands)	2003	% Change	2002	% Change	2001
Reservoir Description	$239,648	9%	$220,282	3%	$213,917
Production Enhancement	117,153	28%	91,822	(12)%	104,262
Reservoir Management	48,836	(7)%	52,644	(10)%	58,393

Total Revenues	$405,637	11%	$364,748	(3)%	$376,572

Segment Operating Income (Loss)

For the Years Ended December 31,
(Dollars in Thousands)	2003	2002	2001
Reservoir Description	$25,846	$24,952	$30,728
Production Enhancement	12,241	3,252	12,181
Reservoir Management	(4,204)	(2,660)	(4,530)
Corporate and other[1]	(564)	(4,786)	(1,802)

Operating Income	$33,319	$20,758	$36,577

1)	“Corporate and other” represents those items that are not directly related to a particular segment.

Segment Operating Income (Loss) Margins

	2003	2002	2001
For the Years Ended December 31,	Margin[1]	Margin[1]	Margin[1]
Reservoir Description	11%	11%	14%
Production Enhancement	10%	4%	12%
Reservoir Management	(9)%	(5)%	(8)%

1)	“Margin” is calculated by dividing “Operating Income (Loss)” by “Revenue”.

Reservoir Description

     Reservoir Description revenues for 2003 were $239.6 million, an increase of $19.4 million compared to 2002. The increased North American oilfield activity in 2003 led to greater demand for our reservoir rock analysis and our fluids analysis and characterization. We saw increased activity in the former Soviet Union, Europe and Africa and new business in the Asia Pacific region. In Africa, revenue gains were attributable to increased activity in Nigeria in combination with revenue realized from the introduction of new technology. In Canada, we experienced revenue growth due to several large oil sand projects. Activity in Mexico was consistent with 2002. The overall increases more than offset decreased revenues as a result of the poor political climate in Venezuela. Revenues in 2002 increased $6.4 million as compared to 2001 revenues of $213.9 million. This increase was mainly attributable to increased activity levels outside North America. In addition, we experienced an increase in demand for our web-based services and penetrated new markets in the former Soviet Union.

     Operating income in 2003 was $25.8 million, an increase of $0.9 million compared to 2002. We realized increased operating income in this segment primarily in North America, particularly in Canada, and South America. The overall increase in operating income in this segment was partially reduced by margin erosion in the former Soviet Union, Europe and Africa as a result of competitive pricing as the market for oil and gas services continued to develop. Operating income in 2002 decreased $5.8 million as compared to 2001. Reduced activity levels by our clients in North America were the primary factor for our lower earnings in 2002. Other contributing factors to the decrease were political and economic instability in Venezuela along with their currency devaluation.

Production Enhancement

     Production Enhancement revenues for 2003 were $117.2 million compared to $91.8 million in 2002. The largest contributions were increased oilfield activity in North America, our second quarter 2003 acquisition and integration of the assets of GOEX, and international contracts in Mexico and Canada. Revenues in 2002 decreased $12.4 million compared to 2001 revenues of $104.3 million. Due to lower industry activity levels in 2002, we experienced decreased demand for our well completion and stimulation technologies, primarily in a depressed North American market.

     Operating income in 2003 was $12.2 million compared to $3.3 million and $12.2 million in 2002 and 2001, respectively. With a relatively fixed cost structure, we recognized higher incremental margins in 2003 compared to 2002. In 2002, sales of lower margin services and the general decline in the North American markets impacted earnings in this segment. In 2001, in an effort to improve manufacturing efficiencies, we recorded expense in cost of sales of approximately $3.3 million for several initiatives. These initiatives were implemented in the fourth quarter whereby certain processes and business practices were evaluated and improvements were undertaken. These costs were offset by income increases due to new initiatives with our downhole completion technologies and incremental margins on fracture diagnostic and field flood monitoring services as the introduction of new services and products in our production enhancement segment increased.

Reservoir Management

     Reservoir Management revenues for 2003 were $48.8 million compared to $52.6 million in 2002. Revenues in 2002 decreased $5.8 million as compared to 2001 revenues of $58.4 million. In 2003, revenues decreased as we closed our U.K. operations. We were also negatively impacted by the continuing soft market in geophysical processing.

     The operating loss in 2003 was $4.2 million compared to an operating loss of $2.7 million and $4.5 million in 2002 and 2001, respectively. The 2003 results included costs associated with the closure of the United Kingdom operation and increased expenses related to the performance of existing services. The positive results from our integrated multidisciplinary reservoir studies business, which realized operating income of approximately $1.4 million in 2003 compared to a loss of $0.8 million in 2002 were more than offset by the operating losses incurred by the geophysical and seismic-related services. In 2004, we will endeavor to take the necessary steps to provide acceptable levels of returns for the Reservoir Management segment. These steps include downsizing the scope of or eliminating specialized geophysical and seismic related services, reducing employee costs, transferring work to the most efficient offices, or selling the specialized geophysical and seismic related services business to outside parties.

     We recorded a restructuring charge of $3.0 million during 2001 primarily related to this segment to reflect our costs to restructure and refocus this segment of our business. Beginning in 2001, certain facilities were downsized or closed, causing our workforce in this segment to be reduced by 45% from the highest levels in 2001. We have taken and will continue to take actions, including, but not limited to, employee terminations and facility consolidations, when appropriate, to control our costs and generate additional service revenues in order to improve our results in this segment.

Liquidity and Capital Resources

Summary of Cash Flows	Year Ended
(Dollars in thousands)	2003	2002	2001
Cash provided by/(used in):
Operating activities	$60,878	$41,431	$28,862
Investing activities	(36,126)	(25,786)	(40,842)

Summary of Cash Flows	Year Ended
(Dollars in thousands)	2003	2002	2001
Financing activities	(22,875)	(15,225)	13,917

Net change in cash and cash equivalents	$1,877	$420	$1,937

     General

     Cash flow from operating activities provides the primary source of funds to finance operating needs, capital expenditures and the share repurchase program. In addition, we supplement cash from operating activities with borrowings to provide funds to finance the share repurchase program, capital expenditures and acquisitions. Our overall cash position reflects a global strategy to optimize cash management while considering funding needs. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

     Cash from Operating Activities

     We continue to generate increasing levels of operating cash flow. In 2003, $60.9 million in cash was provided by operating activities compared with $41.4 million and $28.9 million in 2002 and 2001, respectively. In 2003, our cash from operations was positively impacted by increased profitability and improved overall working capital management. Working capital improvements include our continuing efforts to manage inventory levels, an increase in accounts payable reflecting the appropriate aging of payments and favorable changes in prepaid expenses and other current assets and the timing of payments of accrued expenses. Favorable changes in prepaid expenses in 2003 were due in part to the financing of corporate insurance premiums of approximately $3.5 million. These cash provisions were partially offset by higher year-end trade receivables resulting from record revenues in the fourth quarter of 2003. Cash from operations in 2002 was impacted by significant non-cash charges including a cumulative effect of change in accounting principle in the amount of $16.7 million for the impairment of goodwill related to our Reservoir Management segment. In 2001, cash from operations was principally a result of net income adjusted for non-cash items and changes in working capital.

     Cash from Investing Activities

Free Cash Flow Calculation	Year Ended
(Dollars in thousands)	2003	2002	2001
Cash provided by operating activities	$60,878	$41,431	$28,862
Capital expenditures	(22,973)	(19,584)	(29,045)

Free Cash Flow	$37,905	$21,847	$(183)

     Our investing activities used $36.1 million in 2003 as compared to using $25.8 million in 2002 and $40.8 million in 2001. Investing activities in 2003 included the asset acquisition of GOEX for approximately $10.7 million and capital expenditures of approximately $23.0 million. Included in these capital expenditures were $2.1 million relating to an upgrade of our company-wide information system, and new facilities in Godley, Texas and Amsterdam totaling $4.8 million.

     During 2002, we incurred capital expenditures of $19.6 million, which included a lab and office facility in Russia for approximately $3.0 million. We also acquired certain assets from Advanced Data Solutions which provides depth-imaging and velocity modeling services for approximately $8.0 million and received proceeds from the sale of assets of approximately $1.8 million. Our investing activities for 2001 were attributable to capital expenditures of $29.0 million and the acquisition of Gris Gun, which supplies wellbore perforating gun systems and other related completion products, for $12.8 million in cash.

Cash from Financing Activities

     In 2003, our significant financing activities included repurchasing approximately 4,687,000 of our common shares for an aggregate purchase price of $58.0 million. We used $37.0 million of our cash from operating activities along with $21.0 million of additional indebtedness through our revolving credit facility to purchase these shares. This share repurchase program was activated on October 10, 2002 in accordance with authority granted by our shareholders at our annual meeting in May 2002. The program authorized the purchase of up to 10% of our outstanding shares through November 29, 2003. At our annual meeting held in May

2003, this authority was extended through November 22, 2004. During 2002, we repurchased approximately 860,400 shares for an aggregate purchase price of approximately $9.0 million under our repurchase program. Our financing activities for 2001 included total borrowings of approximately $20.0 million, while repayments were approximately $8.7 million. These net borrowings were used primarily to fund the asset acquisition of Gris Gun.

     At our annual meeting held in May 2003, shareholders approved the authorization to purchase 10% of our outstanding shares through November 22, 2004. At a special meeting of shareholders held on October 29, 2003, shareholders approved the cancellation of 3,330,892 treasury shares with a total cost of approximately $36.4 million and authorized the repurchase of up to 10% of our issued share capital through April 28, 2005. Subsequent to December 31, 2003, we have repurchased approximately 380,000 shares at a total cost of approximately $6.6 million. As of March 9, 2004 we had authority to repurchase approximately 2.0 million additional shares. The repurchase of shares in the open market is at the discretion of management. We regard these treasury shares as a temporary investment which may be used to finance future acquisitions. However, we are incorporated in The Netherlands and under the Dutch Commercial Code (“DCC”), a corporation can hold a maximum of 10% of their outstanding shares in treasury. Therefore, it may be necessary to cancel some or all of these shares to remain in compliance with the DCC. We believe this share repurchase program has been beneficial to our shareholders as we believe that, in conjunction with other actions taken by management, it has contributed to the increase in our share price from $8.05 per share when the program was announced to $16.69 per share on December 31, 2003, a gain of approximately 107%. This compares favorably to the S&P 500 Index which gained approximately 38% over the same time period.

     Credit Facilities and Available Future Liquidity

     In June 2003, we amended the $100.0 million Credit Facility which we entered into in July 1999. The June 2003 amendment reduced the capacity of the Credit Facility to $75.0 million from $100.0 million but added an option to increase the line of credit to $125.0 million if certain conditions are met. At December 31, 2003, $26.0 million was available under our $75.0 million Credit Facility.

     In addition, we have Senior Notes, which bear interest at an average fixed interest rate of 8.16%. The Senior Notes require semi-annual interest payments, while interest payments on the Credit Facility are made based on the interest period selected. The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at December 31, 2003. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both credit agreements.

     We lease certain property, primarily land and buildings as well as office equipment and vehicles that are included in our analysis of operating leases.

     The following table summarizes our future contractual obligations (in thousands):

		Less than			More than
	Total	1 year	2-3 Years	4-5 Years	5 Years
Contractual Obligations:
Long-term debt	$127,512	$3,086	$63,276	$30,150	$31,000
Capital leases	595	337	258	—	—
Operating leases	24,091	5,574	6,549	3,429	8,539

Total contractual obligations	$152,198	$8,997	$70,083	$33,579	$39,539

     Additionally, we have standby letters of credit as security for bids and performance on certain contracts of approximately $11.6 million. We do not believe these letters of credit will be drawn.

     We expect our capital expenditure program to be approximately $15.0 million in 2004. In addition, we plan to continue our repurchase of shares on the open market through our stock buy-back program. Our share repurchase is dependent upon, among other things, market conditions as well as our ability to generate free cash flow.

     Our ability to maintain and increase our operating income and cash flows is dependent upon continued investing activities. We believe our future cash flows from operating activities, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to meet debt requirements, capital expenditures, working capital and future acquisitions.

Accounting Pronouncements

     In December 2003, the SEC issued “Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition” (“SAB 104”) which updates the previously issued revenue recognition guidance in SAB 101 “Revenue Recognition in Financial Statements” (“SAB 101”), based on the Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-

21”). According to EITF 00-21, if the deliverables in a sales arrangement constitute separate units of accounting, as defined, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, as defined, the revenue recognition policy must be determined for the entire arrangement. While the wording of SAB 104 reflects changes to SAB 101 due to the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 and EITF 00-21 did not have a material impact on our financial position, results of operations or cash flows.

     In December 2003, the FASB revised its “SFAS 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“SFAS 132”). This revision requires additional disclosures regarding the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans. It is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of SFAS 132 did not have a material impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued “SFAS 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. Recently, the FASB deferred for an indefinite period the provision of SFAS 150 related to non-controlling interests in finite-lived subsidiaries. The adoption of SFAS 150 did not have a material impact on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends “SFAS 133 Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS 149 did not have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities,” which requires a business enterprise to consolidate all variable interest entities (“VIEs”) for which the business enterprise is the primary beneficiary. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. In October 2003, the FASB delayed the application date of several of FIN 46’s elements for public entities until the first interim period after December 15, 2003 if certain criteria are met. We have no interests in VIEs that will require disclosure or consolidation under FIN 46 as of December 31, 2003. We will continue to evaluate our unconsolidated affiliates in the event that they qualify as VIEs.

     In December 2002, the FASB issued “SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). This Statement amends SFAS 123, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS 123 and APB 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements, which we have adopted as of December 31, 2002. We do not expect the remaining provisions of SFAS 148 to have a material adverse effect upon our financial position or results of operations. Additional disclosure relating to stock-based compensation is included in Notes 2 and 11 of the Notes to Consolidated Financial Statements.

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party. The initial recognition and measurement provisions of FIN 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The application of the recognition and measurement provisions was insignificant. The disclosure requirements are included in Note 15 of the Notes to Consolidated Financial Statements.

Inflation

     Due to the low inflationary rates in 2003, 2002 and 2001, the impact of inflation on our results of operations was insignificant.

Income Taxes

     As more fully described in Note 9 of the Notes to Consolidated Financial Statements at December 31, 2003, we had tax net operating loss carryforwards in various tax jurisdictions of approximately $51.2 million. If unused, those carryforwards subject to expiration will expire over the years 2004 through 2023. Although realization is not assured, we anticipate taxable income in future years will allow us to fully utilize the carryforwards that have not had a valuation allowance placed against them.

Outlook

     We have established internal earnings targets that are based on current market conditions. Based on discussions with our clients and our view of the industry, we anticipate that in 2004 North American spending by our clients will increase slightly from 2003. We believe that the activity levels outside of North America will increase slightly compared to 2003 levels as we expand our international revenue base through direct product sales and technical services. However, attaining our internal targets is dependent on sustained North American and international oilfield activity. In Venezuela, although operations have stabilized, our results could be negatively impacted by government-mandated devaluation of the Venezuelan Bolivar vs. the US Dollar, as occurred on February 9, 2004. We expect to meet ongoing working capital, capital expenditure requirements and funding of our share repurchase program from a combination of cash on hand, cash flow from operating activities and available borrowings under our revolving Credit Facility.

Non-GAAP Financial Measures

     A non-GAAP financial measure is a numerical measure of a registrant’s financial position, results of operations or cash flows that 1) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the most directly comparable measure calculated and presented in accordance with GAAP in the balance sheet, statement of income or statement of cash flows, or 2) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the most directly comparable measure so calculated and presented.

     From time to time, we utilize non-GAAP financial measures in the management and evaluation of our business. The most common non-GAAP financial measures we use include free cash flow and debt to capitalization ratio.

     Free cash flow is calculated by starting with cash from operating activities and deducting capital expenditures. Management believes free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations.

     Debt to capitalization is calculated as follows: debt divided by the sum of cash, debt and shareholders’ equity.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have not entered, or intend to enter, into derivative financial instruments for hedging or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to interest rate changes, is material.

Interest Rate Risk

     We are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2003, our variable rate debt outstanding of $49.0 million approximated its fair value. A one percent change in the interest rate would result in a change of approximately $0.5 million in interest expense on an annual basis. We attempt to balance the differing interest rate risks associated with fixed rate debt with variable rate debt.

Foreign Currency Risk

     We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.) Foreign exchange gains and losses are the result of fluctuations in the U.S. Dollar against foreign currencies and are included in other income in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	Year Ended
Gains (losses) by currency	2003	2002	2001
Canadian Dollar	$1,286	$265	$(227)
Euro	(161)	(260)	17
Mexican Peso	(864)	(409)	370
Venezuelan Bolivar	(148)	(1,826)	(282)
Other currencies	183	(448)	(515)

Total gains (losses)	$296	$(2,678)	$(637)

     As a result of the recent political and financial situation in Venezuela, in February 2003, the Venezuelan government-mandated an exchange rate for their currency, the Bolivar (“VEB”), of 1,596 VEB per USD. At December 31, 2003, our net monetary assets denominated in VEB in Venezuela were $2.7 million. Effective February 9, 2004, the Venezuelan government devalued the VEB by 20% to 1,918 VEB per USD. If this devaluation had occurred on December 31, 2003, the impact would have resulted in a foreign exchange loss of approximately $0.5 million. Because of this devaluation, in the first quarter of 2004, we will incur foreign exchange losses on our net monetary assets denominated in VEB. A change of 100 VEB in the exchange rate could result in a change of approximately $0.2 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time.

Credit Risk

     Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We hold receivables from one customer totaling 16% of total net receivables. We have made further collections through March 9, 2004 from this client which, based on December 31, 2003 total net receivables, would have reduced this exposure to 8%. Management considers this credit risk to be limited due to the creditworthiness and financial resources of these financial institutions and companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For the financial statements and supplementary data required by this Item 8, see index to Consolidated Financial Statements and Schedules at Item 15.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of the Company’s Disclosure Controls and Internal Controls

     As of the end of the period covered by this Annual Report on Form 10-K, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”), and our “internal controls for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was performed under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

CEO and CFO Certifications

     The CEO and CFO certifications (the Rule 302 Certifications) required by Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) are included as exhibits filed with this Annual Report. This Controls and Procedures section of this Annual Report includes the information concerning the Controls Evaluation referred to in the Rule 302 Certifications and it should be read in conjunction with the Rule 302 Certifications for a more complete understanding of the topics presented.

     Certifications pursuant to Section 906 of Sarbanes-Oxley are included as exhibits furnished with this Annual Report.

Disclosure Controls and Internal Controls

     Disclosure Controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures designed to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

     In order to achieve compliance with Section 404 of Sarbanes-Oxley in the prescribed timeframe, we have engaged outside consultants to assist us with documenting and assessing the adequacy of our internal control over financial reporting for the U.S., United Kingdom, Mexico, Canada and The Netherlands. We are in the process of assessing our internal controls over financial reporting in conjunction with our implementation of Section 404, and plan to validate through testing that controls are functioning as expected. As a result of the annual review process and our efforts to continue to improve our deficiencies and weaknesses in our accounting controls and procedures in Mexico, we hired a new country manager and country controller as well as a new contract administrator in Mexico to improve our controls over the documentation and management of our client contracts in Mexico.

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

Scope of the Controls Evaluation

     The evaluation of our Disclosure Controls and our Internal Controls included a review of the controls’ objectives and design, our implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our Internal Controls are also evaluated by other personnel in our finance organization, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our Internal Controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls and the Internal Controls as dynamic systems that change as conditions warrant.

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

     As described below under “Changes in Disclosure Controls and Internal Controls”, and as disclosed and identified in our 2002 Form 10-K and our first, second and third quarter 2003 Form 10-Q’s, we have identified certain deficiencies in our controls and procedures. However, we believe the corrective actions we have taken and the additional procedures we have performed, as described below in more detail, provide us with reasonable assurance that the identified control weaknesses have not limited the effectiveness of our controls and procedures.

Changes in Disclosure Controls and Internal Controls

     Management and the Audit Committee became aware of conditions previously reported relating primarily to our operations primarily in Mexico, Venezuela and the US that are considered to be “material weaknesses” which were identified in our Disclosure Controls and our Internal Controls review for the year ended December 31, 2003 and 2002. In particular, the aforementioned weaknesses in both our Disclosure Controls and Internal Controls pertain to the following areas, (i) revenue cycle process, including revenue recognition in accordance with SAB 101, calculation of deferred revenue and monitoring of past due accounts, (ii) the process surrounding accurate reconciliation of account balances and (iii) regular reconciliation of general ledger accounts to supporting documentation. Management and the Audit Committee took actions during 2003 to address the specific material weaknesses identified including (1) the replacement of the head of an operating unit, the country manager, the replacement of two country controllers and the hiring of five additional accounting personnel, (2) the expansion of our financial review and internal control function by hiring three additional professional auditors for our internal audit group, and the further authorization to hire an additional auditor, (3) additional training (or re-training where necessary) of our personnel worldwide, (4) the acceleration of the installation effort of our company-wide financial accounting system, and (5) the hiring of an additional corporate controller responsible for the accounting information reported by the business units. Some of these actions had a more immediate impact than others as each action became fully implemented.

     As part of our effort to have a common system of Internal Controls applicable to our operations world-wide, in 2001, we began an implementation of an enterprise-wide general ledger software system that included an Enterprise Resource Planning (“ERP”) System for our manufacturing operations and budget and planning modules, as well as new business processes and procedures to support the software designed to provide us with a common set of Internal Controls in those locations where the new system is implemented. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. At the end of 2002, approximately 62% of our business activity (as expressed in terms of consolidated revenues) was on this software system utilizing common business process and controls, primarily in the United States, Canada, the United Kingdom, and Mexico. In 2003, we installed this software and common set of Internal Controls for our operations in The Netherlands, Denmark, Venezuela, Australia and Thailand. We also upgraded our accounting software system to a more Internet capable version effective August 2003. At the end of 2003, approximately 84% of our business activity was on this software system utilizing common business process and controls. We anticipate installing this same software system and common set of Internal Controls into additional locations during 2004.

     Further, Management believes that the corrective actions, which have been implemented, should provide us with reasonable assurance that the identified issues will not limit the effectiveness of our Disclosure Controls or Internal Controls. Management believes that we have successfully implemented procedures addressing the “material weakness” in our controls.

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

PART III

     Part III (Items 10 through 14) will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2003.

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

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 2003.

(c) Exhibits

     The following exhibits are incorporated by reference to the filing indicated or are filed herewith.

Incorporated by
Reference
from the Following
Exhibit No.		Exhibit Title	Documents
3.1	-	Articles of Association of the Company, as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)

4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 000-26710)

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.2	-	Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.3	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995 (File No. 33-96466)

10.4	-	Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997	Form S-3, October 31, 1997 (File No. 333-392655)

10.5		Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.6	-	Core Laboratories Supplemental Executive Retirement Plan for John D. Denson effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.9	-	Amendment to Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, Bank of America, N.A. and the Bank Group, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.10	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.11	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.12	-	Second Amendment to Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.13	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David Michael Demshur dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.14	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard Lucas Bergmark dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.15	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John David Denson dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.16	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty Lee Davis dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.17	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and David Demshur dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.18	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Richard Bergmark dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.19	-	Form of Executive Share Matching Restricted Share Agreement between	Form 10-K, April 4, 2003
		Core Laboratories N.V. and John Denson dated as of June 1, 2002[1]	(File No. 001-14273)

10.20	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Monty Davis dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.21	-	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (As Amended and Restated Effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.22	-	Amendment to Core Laboratories Supplement Executive Retirement Plan[1]	Form 10-Q, May 15, 2003
(File No. 001-14273)

10.23	-	Amendment to Core Laboratories Supplement Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.24		Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and David Demshur[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.25	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.27	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.28	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and John D. Denson[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.29	-	Second Amendment to Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank One NA, Bank of America, N.A., Banc One Capital Markets, Inc. and Banc of America Securities LLC, dated as of June 27, 2003	Form 10-Q, August 8, 2003 (File No. 001-14273)

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

1) Management contracts or compensatory plans or arrangements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V.
By: Core Laboratories International B.V.

Date: March 14, 2004	By:	/s/ JACOBUS SCHOUTEN

Jacobus Schouten
Supervisory Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 14th day of March 2004.

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

REPORT OF INDEPENDENT AUDITORS

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries (the Company) as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The Company’s consolidated financial statements for the year ended December 31, 2001, prior to the revision described in Note 7 of the consolidated financial statements, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 21, 2002.

     As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002, in accordance with SFAS 142.

     As discussed above, the Company’s consolidated financial statements for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 7, those financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. We audited the transitional disclosures for 2001 included in Note 7 that were applied to revise the 2001 financial statements. In our opinion, the 2001 transitional disclosures are appropriate and properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

PricewaterhouseCoopers LLP

Houston, Texas
March 14, 2004

THE FOLLOWING IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP (ANDERSEN). THIS REPORT HAS NOT BEEN REISSUED BY ANDERSEN AND ANDERSEN IS UNABLE CONSENT TO THE INCORPORATION BY REFERENCE OF THIS REPORT (AS INCLUDED IN THIS FORM 10-K) INTO ANY OF THE COMPANY’S REGISTRATION STATEMENTS.

AS DISCUSSED IN NOTE 7, THE COMPANY HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001 TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND INTANGIBLE ASSETS. THE ANDERSEN REPORT DOES NOT EXTEND TO THESE CHANGES. THE REVISIONS TO THE 2001 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Supervisory Board of Directors and Shareholders of
Core Laboratories N.V.:

     We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. (a Netherlands corporation) and subsidiaries as of December 31, 2001* and 2000*, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Core Laboratories N.V. and subsidiaries as of December 31, 2001* and 2000*, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001*, in conformity with the accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
March 21, 2002

* The consolidated balance sheets as of December 31, 2001 and 2000 as well as the consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2000 and 1999 are not required to be presented in the 2003 Form 10-K.

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2003 and 2002
(In thousands, except share and per share data)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,753	$14,876
Accounts receivable, net of allowance for doubtful accounts of $8,523 and $8,853 at 2003 and 2002, respectively	107,912	100,602
Inventories, net	31,381	36,400
Prepaid expenses and other current assets	10,907	11,803
Deferred tax asset	—	11,992

Total current assets	166,953	175,673
PROPERTY, PLANT AND EQUIPMENT, net	94,811	95,900
INTANGIBLES, net	10,138	8,913
GOODWILL, net	140,145	133,446
OTHER ASSETS	9,349	7,669

Total assets	$421,396	$421,601

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$3,423	$1,145
Accounts payable	27,126	25,407
Accrued payroll and related costs	11,849	9,662
Taxes other than payroll and income	7,391	3,224
Unearned revenues	2,927	1,709
Accrued interest	2,810	2,891
Other accrued expenses	6,210	6,046

Total current liabilities	61,736	50,084
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	124,684	88,035
DEFERRED COMPENSATION	6,722	3,544
DEFERRED TAX LIABILITY	816	14,461
OTHER LONG-TERM LIABILITIES	5,958	6,745
COMMITMENTS AND CONTINGENCIES (NOTE 15)
MINORITY INTEREST	1,068	586
SHAREHOLDERS’ EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.01 par value; 100,000,000 shares authorized, 30,099,578 issued and 27,883,020 outstanding at 2003 and 33,275,910 issued and 32,415,510 outstanding at 2002	509	546
Additional paid-in capital	152,547	187,364
Retained earnings	97,947	79,247
Treasury shares (at cost), 2,216,558 at 2003 and 860,400 at 2002	(30,591)	(9,011)

Total shareholders’ equity	220,412	258,146

Total liabilities and shareholders’ equity	$421,396	$421,601

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands, except per share data)

	2003	2002	2001
REVENUES:
Services	$327,342	$302,098	$304,568
Sales	78,295	62,650	72,004

	405,637	364,748	376,572
OPERATING EXPENSES:
Costs of services	261,329	240,847	232,683
Costs of sales	65,592	60,461	60,625
General and administrative expenses	22,787	20,183	15,929
Depreciation and amortization	23,535	20,097	18,361
Goodwill amortization	—	—	4,174
Write-offs and other charges	—	—	5,750
Restructuring charges	—	—	2,975
Other (income) expense, net	(925)	2,402	(502)

OPERATING INCOME	33,319	20,758	36,577
Interest expense	7,702	7,603	7,921

Income before income tax expense	25,617	13,155	28,656
Income tax expense	6,917	5,525	8,024

Income before cumulative effect of change in accounting principle	18,700	7,630	20,632
Cumulative effect of change in accounting principle	—	(16,692)	—

NET INCOME (LOSS)	$18,700	$(9,062)	$20,632

EARNINGS PER SHARE INFORMATION:
Basic earnings per share before cumulative effect of change in accounting principle	$0.62	$0.23	$0.62
Cumulative effect of change in accounting principle	—	(0.50)	—

Basic earnings (loss) per share	$0.62	$(0.27)	$0.62

Diluted earnings per share before cumulative effect of change in accounting principle	$0.60	$0.23	$0.60
Cumulative effect of change in accounting principle	—	(0.50)	—

Diluted earnings (loss) per share	$0.60	$(0.27)	$0.60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	30,209	33,174	33,075

Diluted	31,179	33,174	34,272

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands, except share data)

	Common Shares		Additional		Treasury Stock		Total
	Number of		Paid-In	Retained	Number of		Shareholders’
	Shares	Par Value	Capital	Earnings	Shares	Amount	Equity
BALANCE, January 1, 2001	32,814,018	$540	$182,848	$67,677	—	$—	$251,065
Stock options exercised	290,553	4	2,956	—	—	—	2,960
Shares issued for minority interest	100,000	2	947	—	—	—	949
Net income	—	—	—	20,632	—	—	20,632

BALANCE, December 31, 2001	33,204,571	546	186,751	88,309	—	—	275,606
Stock options exercised	71,339	—	613	—	—	—	613
Repurchases of common shares	—	—	—	—	860,400	(9,011)	(9,011)
Net loss	—	—	—	(9,062)	—	—	(9,062)

BALANCE, December 31, 2002	33,275,910	546	187,364	79,247	860,400	(9,011)	258,146
Stock options exercised	154,560	2	1,532	—	—	—	1,534
Repurchases of common shares	—	—	—	—	4,687,050	(57,968)	(57,968)
Cancellation of common shares	(3,330,892)	(39)	(36,349)	—	(3,330,892)	36,388	—
Net income	—	—	—	18,700	—	—	18,700

BALANCE, December 31, 2003	30,099,578	$509	$152,547	$97,947	2,216,558	$(30,591)	$220,412

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,700	$(9,062)	$20,632
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	—	16,692	—
Provision for doubtful accounts	2,254	4,540	251
Inventory obsolescence	2,263	—	—
Equity (earnings) loss of affiliates	(75)	102	(325)
Minority interest	482	(471)	183
Deferred compensation	3,178	472	—
Depreciation and amortization	23,535	20,097	18,361
Goodwill amortization	—	—	4,174
Debt issuance costs amortization	168	247	544
Loss (gain) on sale of fixed assets	518	1,083	(153)
(Increase) decrease in value of life insurance policies	(611)	—	—
Deferred income taxes	(1,653)	(1,758)	(17)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,361)	(5,304)	2,654
Inventories	4,091	4,710	(2,190)
Prepaid expenses and other current assets	4,444	(2,076)	(2,456)
Deferred taxes	—	—	6,961
Other assets	130	(511)	—
Accounts payable	1,719	5,686	(6,798)
Accrued expenses	7,490	6,984	(9,356)
Other long-term liabilities	(1,394)	—	(1,542)
Other	—	—	(2,061)

Net cash provided by operating activities	60,878	41,431	28,862

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,973)	(19,584)	(29,045)
Patents and other intangibles	(1,315)	—	—
Acquisitions, net of cash acquired	(12,970)	(7,991)	(12,810)
Proceeds from sale of assets	1,588	1,789	1,561
Premiums on life insurance	(456)	—	—
Other	—	—	(548)

Net cash used in investing activities	(36,126)	(25,786)	(40,842)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(10,756)	(23,521)	(8,664)
Proceeds from debt borrowings	45,000	16,703	20,021
Capital lease obligations	(163)	(9)	(211)
Stock options exercised	1,534	613	2,960
Debt acquisition costs	(522)	—	—
Repurchase of common shares	(57,968)	(9,011)	—
Other	—	—	(189)

Net cash (used in) provided by financing activities	(22,875)	(15,225)	13,917

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,877	420	1,937
CASH AND CASH EQUIVALENTS, beginning of year	14,876	14,456	12,519

CASH AND CASH EQUIVALENTS, end of year	$16,753	$14,876	$14,456

Supplemental disclosures of cash flow information:
Cash payments for interest	$7,210	$7,420	$7,022
Cash payments for income taxes	$8,903	$9,813	$7,900
Non-cash investing and financing activities:
Capital lease additions	$678	$30	$12
Insurance premium financed	$3,548	$—	$—

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003

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

     Use of Estimates

     The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and base these estimates on our historical experience as well as on various other assumptions that we believe are reasonable in a given circumstance. Actual results could differ from those estimates under different assumptions or conditions.

     Critical estimates used by management include:

-	allowance for doubtful accounts;

-	inventory reserves;

-	depreciation and amortization;

-	stock options;

-	income taxes; and

-	long-lived assets, intangibles and goodwill.

     Comprehensive Income (Loss)

     In addition to net income, comprehensive income is comprised of “other comprehensive income (loss)” which includes all charges and credits to equity that are not the result of transactions with owners. There were no items of other comprehensive income for the three years ended December 31, 2003, 2002 and 2001.

     Cash and Cash Equivalents

     Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less and are carried at cost, which approximates market value, and consists of time deposits and money market investment accounts.

     Inventories

     Inventories consist of manufactured goods, materials and supplies used for sales or services to clients. Inventories are stated at the lower of average cost or estimated net realizable value, and are reflected net of valuation reserves.

     Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets are comprised primarily of prepaid insurance, value added taxes and rents.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

Buildings and leasehold improvements	3 – 40 years
Machinery and equipment	3 – 10 years

     Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in operations. We incurred and expensed approximately $3.3 million, $2.7 million and $3.4 million in repair and maintenance costs for the years ended December 31, 2003, 2002 and 2001, respectively.

     We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. Provisions for asset impairment are charged to income when the sum of estimated future cash flows, on an undiscounted basis, is less than the asset’s net book value. Impairment charges are recorded using discounted cash flows which requires the estimation of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. There were no impairment charges related to assets held for use recorded in 2003, 2002 or 2001.

     Intangibles and Goodwill

     Intangibles include patents, trademarks, and trade names. Intangibles are amortized using the straight-line method based on the estimated useful life of the intangible.

     Goodwill represents the excess of purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. In June 2001, the Financial Accounting Standards Board (“FASB”) issued two statements, “Statement of Financial Accounting Standards (“SFAS”) 141, Business Combinations” (“SFAS 141”), and “SFAS 142, Goodwill and Other Intangible Assets” (“SFAS 142”), that amend Accounting Principles Board (“APB”) Opinion 16, “Business Combinations”, and supersede APB Opinion 17, “Intangible Assets.” SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and establishes the purchase method of accounting as the only acceptable method for all business combinations initiated after June 30, 2001. One of our acquisitions in 2001 was accounted for using the pooling-of-interests method of accounting and was completed prior to the adoption of SFAS 141. Goodwill resulting from a business combination or from an asset acquisition occurring after June 30, 2001 is to be recognized as an asset but not amortized, while goodwill existing at June 30, 2001 was amortized through December 31, 2001. As a result of adoption of SFAS 142, beginning January 1, 2002, we no longer amortize goodwill but will test for impairment annually or more frequently if circumstances indicate a potential impairment. The cessation of goodwill amortization under the guidelines resulted in a reduction in operating expenses of approximately $4.2 million in 2003 and 2002 based on the amortization of the goodwill balance as of the effective date of SFAS 142. Upon adoption of SFAS 142, in the first quarter of 2002, we recorded an impairment of goodwill of approximately $16.7 million, primarily related to our Reservoir Management segment, which is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. At December 31, 2003, we evaluated our goodwill and intangible assets and determined that the fair value had not decreased below their carrying value with no adjustment to goodwill and intangible assets necessary in accordance with SFAS 142. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations.

     Other Assets

     Other assets consisted of the following (in thousands):

	2003	2002
Cash surrender value of life insurance	$3,186	$2,119
Investments	1,626	1,115
Debt acquisition costs	975	621
Assets held for sale	2,179	2,179
Other	1,383	1,635

Total other assets	$9,349	$7,669

     We expect to dispose of the assets held for sale in 2004. Investments include our investments in unconsolidated affiliates using the equity method of accounting and investments held at cost. These entities are not consolidated due to the limited influence we have in making management decisions. The operations of these entities are in-line with those of our core businesses. These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities.

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

     Revenue Recognition

     Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are earned or product title is transferred. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Training and consulting service revenues are recognized as the services are performed.

     Sales of perpetual software licenses, net of deferred maintenance fees, are recorded as revenue once the criteria of Statement of Position 98-9, “Modification of SOP 97-2, Software Revenue Recognition With Respect to Certain Transactions” are successfully met. We primarily license our software products under perpetual licenses. Client support agreements are recorded as unearned revenues and recognized as revenue ratably over the contract period, generally one year.

     Foreign Currencies

     Our functional currency is the U.S. Dollar (“USD”). All financing, intercompany transactions and cash flows of our subsidiaries are transacted in USD. Additionally, certain significant operations transact contractual business denominated in the USD.

Accordingly, foreign entities remeasure monetary assets and liabilities to U.S. dollars at year-end exchange rates, while non-monetary items are remeasured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation and amortization and certain components of cost of sales, which are remeasured at historical rates. For the year ended December 31, 2003 we incurred a net remeasurement gain of approximately $0.3 million and losses of approximately $2.7 million and $0.6 million for the years ended December 31, 2002 and 2001, respectively. Such amounts have been included in “Other expense (income), net” of the accompanying Consolidated Statement of Operations and Comprehensive Income (Loss).

     Stock-Based Compensation

     “SFAS 123, Accounting for Stock-Based Compensation” (“SFAS 123”), encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option-pricing models such as the Black-Scholes or the Binomial model. We have adopted the disclosure-only provisions of SFAS 123. We apply APB Opinion 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs to be recorded on options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock-based plans other than compensation expense recognized for restricted shares granted under the Executive Restricted Share Matching Program (Note 11). We have, however, included option shares in the diluted shares outstanding calculation that is used to determine diluted earnings per share. If we had accounted for our stock-based compensation plans using the fair value recognition provision of SFAS 123, our net income and diluted earnings per share would have been reduced to the pro forma amounts as follows (in thousands, except per share data.):

	Year Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$18,700	$(9,062)	$20,632
Add: stock-based compensation expense included in reported income, net of tax	590	274	—
Less: stock-based compensation expense determined under fair value method	3,107	3,038	5,469

Pro forma	$16,183	$(11,826)	$15,163

Basic earnings (loss) per share:
As reported	$0.62	$(0.27)	$0.62
Pro forma	$0.54	$(0.36)	$0.46
Diluted earnings (loss) per share:
As reported	$0.60	$(0.27)	$0.60
Pro forma	$0.52	$(0.36)	$0.44
Weighted average fair value of options granted	$8.85	$11.39	$13.34

     The pro forma value of options at the date of grant was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Risk free interest rate	4%	4%	5%
Expected volatility	58%	59%	63%
Expected lives (in years)	7	7	7
Expected dividend yield	0%	0%	0%

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”). This Statement amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure provision of SFAS 123 and APB 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The provisions of SFAS 148, which we adopted on January 1, 2003, did not have a material impact on our consolidated financial position and results of operations. The FASB has indicated that it expects to issue a standard during 2004 that will require the use of a fair value method of accounting for stock-based compensation. We will evaluate the provisions of that standard when issued and would expect to include a charge to our results of operations in each future reporting period after the new standard is required to be implemented.

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

     The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share (in thousands):

	2003	2002	2001
Weighted average basic common shares outstanding	30,209	33,174	33,075
Effect of dilutive stock options, performance shares and restricted shares[1]	970	—	1,197

Weighted average diluted common shares outstanding	31,179	33,174	34,272

1)	Options totaling 1,687, 3,972, and 705, were not included in the computation of diluted EPS because they were antidilutive for the years ended December 31, 2003, 2002, and 2001, respectively. Restricted shares totaling 133 were not included in the computation of diluted EPS because they were antidilutive for the year ended December 31, 2002 (Note 11).

     Treasury Shares

     On October 10, 2002, we activated a share repurchase program approved by shareholders at our annual meeting in May 2002. The program authorized the purchase of up to 10% of our outstanding shares through November 29, 2003. At our annual meeting held in May 2003, shareholders approved the authorization to purchase 10% of our outstanding shares through November 22, 2004. At a special meeting of shareholders held on October 29, 2003, shareholders approved the cancellation of 3,330,892 treasury shares with a total cost of approximately $36.4 million and authorized the repurchase of up to 10% of our issued share capital through April 28, 2005. The repurchase of shares in the open market is at the discretion of management. From the activation of the share repurchase program through December 31, 2003, we have repurchased 5,547,450 shares for an aggregate purchase price of approximately $67.0 million. We are incorporated in the Netherlands and under the Dutch Commercial Code (“DCC”), a corporation can hold a maximum of 10% of their outstanding shares in treasury. Subsequent to year-end, we have repurchased approximately 380,000 shares at a total cost of approximately $6.6 million.

     Accounting Pronouncements

     In December 2003, the SEC issued “Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition” (“SAB 104”) which updates the previously issued revenue recognition guidance in SAB 101 “Revenue Recognition in Financial Statements” (“SAB 101”), based on the Emerging Issues Task Force (“EITF”) 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables” (EITF 00-21”). According to EITF 00-21, if the deliverables in a sales arrangement constitute separate units of accounting, as defined, the revenue recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, as defined, the revenue recognition policy must be determined for the entire arrangement. While the wording of SAB 104 reflects changes to SAB 101 due to the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 and EITF 00-21 did not have a material impact on our financial position, results of operations or cash flows.

     In December 2003, the FASB revised its SFAS 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This revision requires additional disclosures regarding the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans. It is effective for financial statements with fiscal years ending after December 15, 2003. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.” This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. Recently, the FASB deferred for an indefinite period the provision of SFAS 150 related to non-controlling interests in finite-lived subsidiaries. We do not expect the adoption of this standard to have a material impact on our financial position, results of operations or cash flows.

     In April 2003, the FASB issued SFAS 149, “Amendment of SFAS 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends “SFAS 133 Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     In January 2003, the Emerging Issues Task Force (“EITF”) issued EITF Issue 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities,” which requires a business enterprise to consolidate all variable interest entities (“VIEs”) for which the business enterprise is the primary beneficiary. A VIE is an entity that does not have sufficient equity investment at risk to permit it to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest. The primary beneficiary of a VIE is the enterprise that has the majority of the risks or rewards associated with the VIE. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. For VIEs created at an earlier date, the consolidation requirements apply in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the VIE was established. In October 2003, the FASB delayed the application date of several of FIN 46’s elements for public entities until the first interim period after December 15, 2003 if certain criteria are met. We have no interests in VIEs that will require disclosure or consolidation under FIN 46 as of December 31, 2003. We will continue to evaluate our unconsolidated affiliates in the event that they qualify as VIEs.

     In November 2002 the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others.” FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent’s guarantee of its subsidiaries’ debt to a third party. The initial recognition and measurement provisions of FIN 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

     Reclassifications

Certain reclassifications were made to prior year amounts in order to conform with the current year’s presentation.

3. ACQUISITIONS

     2003 Acquisitions

     On April 30, 2003, we acquired substantially all of the assets of GOEX, a privately held perforating charge manufacturer located in Texas, from Ensign-Bickford Company for approximately $10.7 million in cash consideration. The assets acquired consisted of certain machinery, inventory and receivables and exclusive oilfield rights to market and sell detonation cord manufactured by the parent company of GOEX. The transaction resulted in an increase in goodwill of approximately $4.1 million. In accordance with SFAS 142, goodwill relating to this purchase will not be amortized.

     The allocation of the purchase price and a reconciliation of the cash used in 2003 for purchases are as follows (in thousands):

Fair Value of Assets and Liabilities:	ADS	GOEX	Other	Total
Accounts receivable	$—	$4,596	$—	$4,596
Inventory	—	1,328	7	1,335
PP&E	—	192	57	249
Intangible Assets	—	638	238	876
Goodwill	2,237	4,074	388	6,699
Accrued liabilities	—	(145)	(20)	(165)
Debt	—	—	(620)	(620)

Net purchase price	$2,237	$10,683	$50	$12,970

     2002 Acquisitions

     On July 1, 2002, we acquired certain assets of Advanced Data Solutions (“ADS”) for approximately $8.0 million in cash. The addition of the ADS assets is included in the Reservoir Management segment and provides additional depth-imaging and velocity modeling services. The transaction resulted in an increase in goodwill of approximately $5.7 million. ADS attained certain contingent goals for the year ended December 2002 which resulted in additional consideration in the amount of $2.2 million. This additional consideration was reflected as an adjustment to goodwill in the second quarter of 2003. In accordance with SFAS 142, “Goodwill and Other Intangibles Assets”, goodwill relating to this purchase will not be amortized.

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

4. INVENTORIES

     Inventories consist of the following (in thousands):

	2003	2002
Finished goods	$28,673	$27,822
Parts and materials	4,297	5,486
Work in progress	1,010	3,428

Total inventories	33,980	36,736
Less — valuation reserves	2,599	336

Inventories, net	$31,381	$36,400

5. PROPERTY, PLANT AND EQUIPMENT

     The components of property, plant and equipment are as follows (in thousands):

	2003	2002
Land	$6,347	$6,445
Building and leasehold improvements	46,599	39,412
Machinery and equipment	119,712	114,076

Total property, plant and equipment	172,658	159,933
Less — accumulated depreciation and amortization	77,847	64,033

Property, plant and equipment, net	$94,811	$95,900

6. INTANGIBLES

     The components of intangibles are as follows (in thousands):

		2003		2002
		Gross		Gross
	Original life	Carrying	Accumulated	Carrying	Accumulated
	in years	Value	Amortization	Value	Amortization
Acquired trade secrets	5	$4,790	$898	$4,790	$898
Acquired patents and trademarks	10-20	279	11	170	7
Acquired trade names	40	8,962	2,984	6,880	2,022

Total intangibles		$14,031	$3,893	$11,840	$2,927

     Estimated amortization expense:

December 31, 2004	$798
December 31, 2005	$697
December 31, 2006	$680
December 31, 2007	$580
December 31, 2008	$480

7. GOODWILL

     We adopted the transitional disclosures of SFAS 142 effective January 1, 2002 (see Note 2). The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2003 and 2002 were as follows (in thousands):

	Reservoir	Production	Reservoir
	Description	Enhancement	Management	Total
Balance at January 1, 2002	$75,500	$52,592	$15,604	$143,696
Goodwill acquired during the year	—	—	5,731	5,731
Reclassifications and Other	(8,100)	8,050	761	711
Impairment loss	—	(334)	(16,358)	(16,692)

Balance at December 31, 2002	67,400	60,308	5,738	133,446
Goodwill acquired during the year	399	4,074	2,226	6,699

Balance at December 31, 2003	$67,799	$64,382	$7,964	$140,145

     As a result of the adoption of SFAS 142 beginning on January 1, 2002 we test for impairment annually or more frequently if circumstances indicate a potential impairment. Under these requirements, in the first quarter of 2002, we reflected impairment of goodwill of approximately $16.7 million. This impairment is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle. The impairment was largely dictated by the fact that the fair value of the reporting unit was less than its book value. The fair value of the reporting unit was estimated using the present value of future cash flows.

     Pro forma information relating to goodwill amortization is presented in the following tables (in thousands, except per share data).

	2003	2002	2001
Income before cumulative effect of change in accounting principle	$18,700	$7,630	$20,632
Add back: Goodwill amortization, net of tax	—	—	4,174

Adjusted income before cumulative effect of change in accounting principle	$18,700	$7,630	$24,806

Basic earnings per share before cumulative effect of change in accounting principle:
As reported	$0.62	$0.23	$0.62
Add back: Goodwill amortization, net of tax	—	—	0.13

Adjusted	$0.62	$0.23	$0.75

Diluted earnings per share before cumulative effect of change in accounting principle:
As reported	$0.60	$0.23	$0.60
Add back: Goodwill amortization, net of tax	—	—	0.12

Adjusted	$0.60	$0.23	$0.72

8. DEBT AND CAPITAL LEASE OBLIGATIONS

     Debt is summarized in the following table (in thousands):

	2003	2002
$100,000 Credit Facility	$—	$13,000
$75,000 Credit Facility	49,000	—
Senior notes	75,000	75,000
Capital lease obligations	595	80
Other indebtedness	3,512	1,100

Total debt and capital leases obligations	128,107	89,180
Less - current maturities	3,423	1,145

Long-term debt and capital lease obligations, net of current maturities	$124,684	$88,035

     In June 2003, we amended our $100.0 million Credit Facility, which we entered into in July 1999. The June 2003 amendment reduced the capacity of the Credit Facility (“Credit Facility”) to $75.0 million from $100.0 million but added an option to increase the commitment to $125.0 million if certain conditions are met. At December 31, 2003, approximately $26.0 million (excluding the option to increase) was available for borrowing under the new revolving Credit Facility. The Credit Facility bears interest at variable rates from LIBOR plus 0.875% to a maximum of LIBOR plus 1.50% per annum. For the year ended 2003, the weighted average interest rate was 2.81% and the average interest rate in effect was 2.67%. For the year ended December 31, 2002, the weighted average interest rate was 3.18% and the average interest rate in effect was 2.95%. The revolving Credit Facility requires interest payments only, until maturity in June 2006.

     In July 1999, we issued $75.0 million in Senior Notes that bear an average fixed interest rate of 8.16% and require annual principal payments beginning in July 2009 and continuing through July 2011.

     The terms of the Credit Facility and Senior Notes require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both debt agreements.

     Other indebtedness includes approximately $2.6 million of debt incurred relating to the financing of our corporate insurance.

Scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):

2004	$3,423
2005	7,429
2006	56,105
2007	15,100
2008	15,050
Thereafter	31,000

Total long-term debt and capital lease obligations	$128,107

9. INCOME TAXES

     The components of operating income before income tax expense and cumulative effect of change in accounting principle for 2003, 2002 and 2001 are as follows (in thousands):

	2003	2002	2001
United States	$(2,888)	$(5,917)	$(2,717)
Other countries	28,505	19,072	31,373

Operating income before income tax expense	$25,617	$13,155	$28,656

     The components of income tax expense (benefit) for 2003, 2002, and 2001 are as follows (in thousands):

	2003	2002	2001
Current:
United States	$561	$(255)	$—
Other countries	7,368	6,976	7,279
State and provincial	641	562	762

Total current	8,570	7,283	8,041

Deferred:
United States	(425)	(1,900)	115
Other countries	(1,487)	310	(52)
State and provincial	259	(168)	(80)

Total deferred	(1,653)	(1,758)	(17)

Income tax expense	$6,917	$5,525	$8,024

     The difference between income tax expense computed using The Netherlands statutory income tax rate of 34.5% (35% for 2001) and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2003, 2002, and 2001 are as follows (in thousands):

	2003	2002	2001
Tax at The Netherlands income tax rate	$8,838	$4,538	$10,030
International earnings taxed at rates lower than The Netherlands statutory rate	(5,832)	(5,635)	(6,879)
Extraterritorial income exclusion benefit	—	(17)	(51)
Goodwill amortization and other non-deductible expenses	3,246	2,898	2,880
Change in valuation allowance	(235)	3,347	1,362
State and provincial taxes	900	394	682

Income tax expense	$6,917	$5,525	$8,024

     Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2003 and 2002 are summarized as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$16,000	$14,088
Tax credit carryforwards	4,981	4,981
Accounts receivable	2,266	1,796
Other	1,245	1,318

Total deferred tax assets	24,492	22,183
Valuation allowance	(9,956)	(10,191)

Net deferred tax asset	14,536	11,992

Deferred tax liabilities:
Intangibles	(1,372)	(1,408)
Inventories	—	(374)
Property, plant and equipment	(3,132)	(1,469)
Other	(10,848)	(11,210)

Total deferred tax liabilities	(15,352)	(14,461)

Net deferred income taxes.	$(816)	$(2,469)

     At December 31, 2003, we had net operating loss carryforwards for income tax purposes in various tax jurisdictions of approximately $51.2 million. Of those carryforwards that are subject to expiration, they will expire, if unused, over the years 2004 through 2023. We anticipate taxable income in future years will allow us to fully utilize the carryforwards that have not had a valuation allowance provided against them. We provide a valuation allowance due to the likelihood of not utilizing the net operating loss carryforwards in certain foreign tax jurisdictions. Other deferred tax liabilities are provided for revenues and expenses that may be recognized by the various tax jurisdictions in periods that differ from when recognized for financial reporting purposes.

10. OTHER INCOME (EXPENSE)

     The components of other income (expense), net, are as follows (in thousands):

	Year Ended
	2003	2002	2001
Minority interest	$(482)	$471	$(184)
Gain (loss) on sale of assets	(518)	(1,083)	153
Equity in earnings of affiliates	75	161	150
Foreign exchange gain (loss)	296	(2,678)	(637)
Interest income	198	206	480
Other	1,356	521	540

Total other income (expense), net	$925	$(2,402)	$502

Foreign Currency Risk

     We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.) Foreign exchange gains and losses are the result of fluctuations in the U.S. Dollar against foreign currencies and are included in other income in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	Year Ended
Gains (losses) by currency	2003	2002	2001
Canadian Dollar	$1,286	$265	$(227)
Euro	(161)	(260)	17
Mexican Peso	(864)	(409)	370
Venezuelan Bolivar	(148)	(1,826)	(282)
Other currencies	183	(448)	(515)

Total gains (losses)	$296	$(2,678)	$(637)

     As a result of the recent political and financial situation in Venezuela, in February 2003, the Venezuelan government mandated an exchange rate for their currency, the Bolivar (“VEB”), of 1,596 VEB per USD. At December 31, 2003, our net monetary assets denominated in VEB in Venezuela were $2.7 million. Effective February 9, 2004, the Venezuelan government devalued the VEB by 20% to 1,918 VEB per USD. If this devaluation had occurred on December 31, 2003, the impact would have resulted in a foreign exchange loss of approximately $0.5 million. Because of this devaluation, in the first quarter of 2004, we will incur foreign exchange losses on our net monetary assets denominated in VEB. A change of 100 VEB in the exchange rate could result in a change of approximately $0.2 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time.

11. STOCK -BASED COMPENSATION

     We have two main stock option plans: the 1995 Long-Term Incentive Plan (the “Plan”) and the 1995 Nonemployee Director Stock Option Plan (the “Nonemployee Director Plan”). We also have assumed stock options outstanding for some of our acquisitions.

     1995 Long-Term Incentive Plan

     The maximum number of shares under the Plan was initially limited to 1,300,000 common shares but was amended and restated effective as of May 1997 and May 2000 to authorize an additional 4,100,000 common shares for grant to eligible employees. Options granted pursuant to the Plan are exercisable for a period of 10 years and vest in equal installments over four years. The exercise price of options granted under the Plan is the market value at the date of grant. Accordingly, we have not recognized compensation cost for options granted under this Plan. Stock ownership by corporate and divisional management is encouraged through the use of this incentive plan that provides for the award of our common shares and options to buy our common shares. The Compensation Committee and management believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Common share option grants are considered annually based on competitive multiples of base salary. Senior executives typically have a higher multiple and, as a result, have a greater portion of their total compensation linked to our long-term success. In determining the appropriate grant multiples, we target the market median among publicly held oilfield service companies of similar size. At December 31, 2003, approximately 613,000 shares were available for future issuance under this Plan. The following two compensation plans fall under the 1995 Long-Term Incentive Plan:

     Performance Restricted Share Award

     In 2002 and 2003, certain members of our corporate and divisional management, including our executive officers, became participants in a plan that will award performance restricted shares if certain targets are attained. These performance restricted share awards represent the right to receive our common shares in the future. Assuming the employee’s continued employment (or death or disability while employed), the first tranche of these awards will vest on December 31, 2004 while the second tranche will vest on December 31, 2005. None of these awards will vest unless our common shares perform better than the common stock of 50% of the companies comprising the Oil Service Sector Index (“OSX”) during the applicable three-year period that began on January 1, 2002 in the case of the first tranche and January 1, 2003 in the case of the second tranche. If our common shares perform better than 75% of the companies comprising the OSX at the end of such periods, then all of the performance restricted shares will vest at the end of each respective period. If our common shares perform better than between 50% and 75% of the companies comprising the OSX, then an interpolated percentage of between 20% and 100% of the performance restricted shares will vest at the end of the applicable three-year period. Upon a change in control of our company, all of the performance restricted shares will vest.

     At December 31, 2003 we applied the formula described above to determine the contingently issuable shares at the end of the period as if December 31, 2003 were the measurement date. Based upon the performance of our common shares as of this date as compared to the common stock of the companies comprising the OSX, 174,800 common shares should be and are included in the denominator of the diluted earnings per share computation. If the measurement date had been prior to the end of the period we would have included approximately $2.9 million of compensation expense related to these shares in our results of operations. The compensation expense was determined using the end-of-period closing share price. We have not included compensation expense for these performance restricted shares as the measurement date has not occurred and we do not believe it is probable, as of December 31, 2003, that the requirements of this plan will be met.

     Executive Restricted Share Matching Program

     In 2002, we implemented an Executive Restricted Share Matching Program to encourage personal investment in our common shares by our executive officers. Under the program, certain of our executives were granted a number of restricted shares equal to the number of common shares such executive officer had purchased in open market transactions or held in his deferred compensation, 401(k) or other retirement account as of June 1, 2002. The number of shares that an executive officer was eligible to have matched was capped at 50,000 shares. Pursuant to the program, we matched 132,852 shares for our executives, which resulted in compensation expense of $0.8 million and $0.5 million in 2003 and 2002, respectively. The Executive Restricted Share Matching Program is a variable plan. Based on the share price at December 31, 2003, compensation expense of $1.1 million and $0.5 million remains to be recognized in 2004 and 2005, respectively. Such amounts may increase or decrease based on the share price in future periods. This expense is included in general and administrative expenses in our results of operations. The shares will vest three years from the date of grant assuming the executive’s continued employment with our company and continued ownership of the underlying common shares upon which the grant was based. These awards will also vest immediately upon the death or disability of the participant, involuntary termination without cause or a change in control of our company.

     The agreements governing the awards also provide that each executive officer is entitled to receive an additional restricted share award upon the vesting of the initial restricted shares in order to reimburse the executive for the amount of tax payable by the executive upon the vesting of the initial restricted shares (including any tax due as a result of the tax gross-up itself). If the initial restricted shares vest as a result of any of the events listed in the last sentence of the preceding paragraph, the executive will be granted a lump sum cash payment equal to the amount of tax due (including any tax due as a result of the tax gross-up itself) rather than a grant of restricted shares. The additional restricted shares will vest two years from the date of the grant assuming the executive’s continued employment with our company, continued ownership of the common shares upon which the initial grant was based and continued ownership of the vested initial restricted shares (less a number of restricted shares equal in value to the amount of tax the executive was required to pay upon the vesting of the initial restricted shares). These additional awards will also vest immediately upon death or disability, involuntary termination without cause or a change in control of our company.

     1995 Nonemployee Director Stock Option Plan

     The maximum number of shares under the Nonemployee Director Plan was initially limited to 100,000 common shares but was amended and restated effective as of May 1997 and May 2000 to authorize an additional 600,000 common shares for grant to eligible Supervisory Directors of Core Laboratories. Pursuant to the Nonemployee Director Plan, beginning in 1996, 10,000 options are granted to each eligible Supervisory Director and 20,000 are granted to the chairman on an annual basis. Only nonemployee Supervisory Directors are eligible for such option grants. The options are exercisable for a period of 10 years and vest on the day before the next annual shareholders meeting following the date of grant. The exercise price of options granted under the Plan is the market value at the date of grant. Accordingly, we have not recognized compensation cost for options granted under this plan. At December 31, 2003, approximately 297,500 shares remain available for future issuance under this Plan.

     Summary of Stock Options:

			Weighted
		Range of Exercise	Average
	Shares	Prices	Exercise Price
Balance as of December 31, 2000	2,814,960	$0.01-$61.19	$13.79

Options granted	1,735,000	10.26 - 25.56	13.34
Options exercised	(290,553)	0.96 - 20.88	10.20
Options canceled	(241,625)	11.25 - 35.99	15.70

Balance as of December 31, 2001	4,017,782	0.01 - 61.19	13.63

Options granted	69,980	9.50 - 12.00	11.39
Options exercised	(71,339)	6.00 - 13.06	8.78
Options canceled	(44,764)	9.50 - 19.38	14.71

Balance as of December 31, 2002	3,971,659	0.01-61.19	13.67

Options granted	646,000	8.84-11.15	8.85
Options exercised	(154,560)	0.96-14.00	9.93
Options canceled	(269,138)	9.50 - 19.38	15.26

Balance as of December 31, 2003	4,193,961	$0.01-$61.19	$12.97

     The following is a summary of the range of exercise prices for stock options that are outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
					Weighted
		Weighted			Average
		Average	Weighted		Remaining
		Remaining	Average		Life Exercise
	Shares	Life	Exercise Price	Shares	Price
Range of Exercise Prices:
$0.01 to $6.12	189,183	2.7	$4.25	189,183	$4.25
$6.13 to $12.24	1,921,341	7.2	9.41	993,782	9.38
$12.25 to $18.36	1,138,356	6.5	15.03	812,106	14.60
$18.37 to $24.48	923,280	5.2	19.17	799,530	19.13
$24.49 to $30.60	18,000	7.2	25.63	10,500	25.69
$55.07 to $61.19	3,801	4.0	61.19	3,801	61.19

	4,193,961	6.4	$12.97	2,808,902	$13.45

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these instruments. We believe that the carrying amount of long-term debt, excluding Senior Notes, approximates fair value, as the majority of these borrowings bear interest at variable market interest rates. The estimated fair value of the $75.0 million Senior Notes was approximately $84.0 million at December 31, 2003 and 2002, determined using long-term rates in effect on that date. These estimates are not necessarily indicative of the amounts that could be realized in a current market transaction.

13. CONCENTRATION OF CREDIT RISK

     Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We hold receivables from one customer totaling 16% of total net receivables. We have made further collections through March 9, 2004 from this client which, based on December 31, 2003 total net receivables, would have reduced this exposure to 8%. Management considers this credit risk to be limited due to the creditworthiness and financial resources of these financial institutions and companies.

14. RETIREMENT AND OTHER PLANS

     During 2003, we maintained four defined contribution plans (the “Plans”) for the benefit of eligible employees in the United States, Canada and the United Kingdom. In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Plans. For the years ended 2003, 2002 and 2001 we expensed approximately $1.8 million, $2.3 million and $2.9 million respectively, for our matching and discretionary contributions to the Plans.

     We provide a retirement benefit plan to substantially all of our Dutch employees equal to 1.75% of each employee’s annual pay for each year of service, with indexation of the amounts for inflation numbers, subject to a maximum of 70%. Funding for this benefit is in the form of premiums paid to an insurance company based upon each employee’s age and current salary. Salary increases require higher premiums, which are paid in the year of the salary increase. Employees are 100% vested at all times. The insurance company has assumed substantially all risk associated with the plan. For each of the years ended 2003 and 2002, we expensed premiums of approximately $1.3 million.

     We have entered into deferred compensation contracts for certain key officers and outside directors. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2003, 2002 and 2001 was approximately $1.4 million, $0.6 million and $0.5 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the officer deferred compensation contracts.

     We have adopted a deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary and bonus, as well as the amount of any reductions in their deferrals under the 401(k) Plan, due to certain limitations imposed by the

Internal Revenue Code of 1986, as amended. The plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. These employer contributions vest gradually over a period of five years. Discretionary employer contributions may also be made on behalf of participants in the plan and are subject to discretionary vesting schedules determined at the time of such contributions. Once an eligible employee elects to participate he/she chooses from a list of available investments within a corporate-owned life insurance policy. The Company, which will receive all death benefits from the insurance, is responsible for the insurance expense component of the policy. We expensed approximately $0.1 million for each of the years ended 2003, 2002 and 2001 related to this insurance policy.

     Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plan are forfeited upon a participant’s termination of employment to the extent they are not vested at that time.

15. COMMITMENTS AND CONTINGENCIES

     From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

     Since April 2003, several putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. We understand that the complainants generally allege that the defendants overstated the company’s revenues and net income within the first three quarters of 2002. The complaints seek unspecified monetary damages. In January 2004, the U.S. District Court appointed the lead plaintiff and its counsel and we anticipate an amended complaint will be filed by the lead plaintiff in the near future. We intend to vigorously defend this suit.

     Core Laboratories and its subsidiaries do not maintain any off-balance sheet debt or other similar financing arrangements nor has it formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

     As security for bids and performance on certain contracts, we were contingently liable at December 31, 2003, in the amount of approximately $11.6 million under standby letters of credit and bank guarantees.

     Scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2003, consist of the following (in thousands):

2004	$5,574
2005	4,246
2006	2,303
2007	1,900
2008	1,529
Thereafter	8,539

Total commitments	$24,091

     Operating lease commitments relate principally to equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $7.6 million, $6.9 million and $7.0 million for 2003, 2002 and 2001, respectively.

16. SEGMENT REPORTING

     We manage our business segments separately due to the different services and technologies each segment provides and requires (see Note 1). We believe we have three reportable segments: Reservoir Description, Production Enhancement and Reservoir Management. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheets and Statements of Operations. We evaluate performance based on income or loss from operations before income tax, interest and other non-operating income (expense). Summarized financial information concerning our segments is shown in the following tables (in thousands):

	Year Ended
	2003	2002	2001
REVENUES:
Reservoir Description	$302,891	$273,796	$258,991
Production Enhancement	119,661	92,514	107,785
Reservoir Management	60,915	65,293	65,667
Intersegment Eliminations	(77,830)	(66,855)	(55,871)

Consolidated	$405,637	$364,748	$376,572

	Year Ended
	2003	2002	2001
OPERATING INCOME (LOSS):
Reservoir Description[1]	$25,846	$24,952	$30,728
Production Enhancement[1]	12,241	3,252	12,181
Reservoir Management[1]	(4,204)	(2,660)	(4,530)
Corporate and other[1,2]	(564)	(4,786)	(1,802)

Consolidated	$33,319	$20,758	$36,577

	Year Ended
	2003	2002	2001
DEPRECIATION AND AMORTIZATION:
Reservoir Description	$11,757	$9,683	$10,289
Production Enhancement	4,453	3,918	2,908
Reservoir Management	3,852	3,480	2,812
Corporate and other[2]	3,473	3,016	2,352

Consolidated	$23,535	$20,097	$18,361

	Year Ended
	2003	2002	2001
GOODWILL AMORTIZATION:
Reservoir Description	$—	$—	$2,383
Production Enhancement	—	—	1,289
Reservoir Management	—	—	502

Consolidated	$—	$—	$4,174

	As of December 31,
	2003	2002
ASSETS:
Reservoir Description	$135,933	$130,885
Production Enhancement	94,050	85,026
Reservoir Management	49,587	51,330

Total Business Segments	279,570	267,241
Corporate and other[2]	141,826	154,360

Consolidated	$421,396	$421,601

	As of December 31,
	2003	2002
CAPITAL EXPENDITURES:
Reservoir Description	$9,305	$11,869
Production Enhancement	6,373	3,377
Reservoir Management	3,916	3,151

Total Business Segments	19,594	18,397
Corporate and other[2]	3,379	1,187

Consolidated	$22,973	$19,584

1)	The operating income (loss) before interest and taxes for each segment in 2001 has been reduced by restructuring, write-offs and other charges. The amounts were allocated as follows: Reservoir Description — $2,549; Production Enhancement — $2,133; Reservoir Management — $2,528 and Corporate and other — $1,515.

2)	“Corporate and other” represents those items that are not directly related to a particular segment.

     We are a Netherlands company and we derive our revenues from services and product sales to customers primarily in the oil and gas industry. No single client accounted for 10% or more of consolidated revenues in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for 2003, 2002 and 2001 (in thousands):

	Year Ended
	2003	2002	2001
Revenues:
United States	$156,177	$143,061	$152,768
Canada	47,768	37,424	28,649
Other countries	201,692	184,263	195,155

Total	$405,637	$364,748	$376,572

Operating income:
United States	$7,443	$1,004	$4,955
Canada	8,222	3,793	3,767
Other countries	17,654	15,961	27,855

Total	$33,319	$20,758	$36,577

Assets:
United States	$143,675	$115,034	$155,325
Canada	35,562	35,034	36,651
Other countries	242,159	271,533	247,524

Total	$421,396	$421,601	$439,500

     U.S. revenues derived from exports were approximately $22.4 million, $21.1 million and $27.2 million in 2003, 2002 and 2001, respectively.

17. WRITE-OFFS AND RESTRUCTURING CHARGES

     Write-offs and Other Charges

     During the fourth quarter of 2001, we recorded write-offs and other charges of $5.8 million. These charges were comprised of inventory write-downs of $3.9 million, charges of $0.4 million to write fixed assets down to their fair value, and other costs of $1.5 million to migrate data from legacy computer systems to a global information system database.

     Restructuring Charges

     During the fourth quarter of 2001, we also had several transactions that impacted certain operations that were not viewed as ongoing. We restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. This restructuring expense included write-offs of assets and leasehold improvements, and an accrual for facility restoration, severance benefits (for approximately 100 field employees) and lease termination costs. During 2002 we relocated a facility from Mexico City to Villahermosa, Mexico. We completed the relocation of one of our operations from Dallas to the Houston

Advanced Technology Center in early 2003. The remaining accruals will be utilized by May 2005. This charge of approximately $3.0 million affected each of our operating segments as follows: Reservoir Description — $0.8 million; Production Enhancement — $0.1 million; Reservoir Management — $2.1 million. Substantially all employee terminations were completed by the end of the first quarter of 2002. Total cash required for this restructuring charge was $2.1 million which will be funded from operating activities. Cash required for the costs incurred through December 31, 2003 was $1.9 million. This charge is summarized in the following table (in thousands):

	Lease			Asset
Restructuring Charges	Obligations	Severance	Restoration	Write-offs[1]	Other	Total
Total restructuring charges	$598	$951	$380	$862	$184	$2,975
Less: Costs incurred through December 31, 2001	38	394	—	862	40	1,334

Accrual remaining at December 31, 2001	560	557	380	—	144	1,641
Less: Costs incurred through December 31, 2002	155	557	285	—	99	1,096

Accrual remaining at December 31, 2002	405	—	95	—	45	545
Less: Costs incurred through December 31, 2003	178	—	80	—	45	303

Accrual remaining at December 31, 2003	$227	$—	$15	$—	$—	$242

1)	The fixed assets and leasehold improvements were disposed of by the end of December 2001. The write-off approximates the carrying amount as these assets were abandoned or sold for salvage value. Depreciation expense was reduced by approximately $20 in 2001, $82 in 2002 and $281 thereafter. The asset write-offs of $862 were attributable to the Reservoir Management segment.

18. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our quarterly financial data for the four quarters ended December 31, 2003 and 2002 (in thousands, except per share data).

	December 31,	September 30,	June 30,	March 31,
Three months ended	2003	2003	2003	2003
Services and sales revenues	$106,818	$105,648	$100,211	$92,960
Cost of services and sales	81,794	84,855	81,913	78,359
Other operating expenses	13,224	10,612	10,188	11,373

Operating income	11,800	10,181	8,110	3,228
Interest expense	2,191	2,107	1,761	1,643

Income before income tax expense	9,609	8,074	6,349	1,585
Income tax expense	2,595	2,180	1,714	428

Net income	$7,014	$5,894	$4,635	$1,157

Per share information:
Basic earnings per share [1]	$0.25	$0.20	$0.15	$0.04

Diluted earnings per share [1]	$0.24	$0.20	$0.15	$0.04

Weighted average common shares outstanding:
Basic	28,343	29,427	31,338	32,085

Diluted	29,509	30,019	31,690	32,520

	December 31,	September 30,	June 30,	March 31,
Three months ended	2002	2002	2002	2002
Services and sales revenues	$101,582	$92,432	$86,451	$84,283
Cost of services and sales	83,849	74,869	71,606	70,984
Other operating expenses	10,711	10,305	10,746	10,920

Operating income	7,022	7,258	4,099	2,379
Interest expense	1,843	1,857	1,927	1,976

Income before income tax expense	5,179	5,401	2,172	403
Income tax expense	2,175	2,269	912	169

Income before cumulative effect of change in accounting principle	3,004	3,132	1,260	234
Cumulative effect of change in accounting principle	—	—	—	(16,692)

Net income (loss)	$3,004	$3,132	$1,260	$(16,458)

Per share data:
Basic earnings (loss) per share [1]	$0.09	$0.09	$0.04	$(0.49)

Diluted earnings (loss) per share [1]	$0.09	$0.09	$0.04	$(0.49)

Weighted average common shares outstanding:
Basic	33,977	33,266	33,246	33,210

Diluted	33,125	33,465	33,866	33,210

1)	The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

Index to Exhibits

Incorporated by
Reference
from the Following
Exhibit No.		Exhibit Title	Documents
3.1	-	Articles of Association of the Company, as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)

4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 000-26710)

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.2	-	Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.3	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995 (File No. 33-96466)

10.4	-	Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997	Form S-3, October 31, 1997 (File No. 333-392655)

10.5		Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.6	-	Core Laboratories Supplemental Executive Retirement Plan for John D. Denson effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.9	-	Amendment to Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, Bank of America, N.A. and the Bank Group, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.10	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.11	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.12	-	Second Amendment to Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.13	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David Michael Demshur dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.14	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard Lucas Bergmark dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.15	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John David Denson dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.16	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty Lee Davis dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.17	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and David Demshur dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.18	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Richard Bergmark dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.19	-	Form of Executive Share Matching Restricted Share Agreement between	Form 10-K, April 4, 2003 (File No. 001-14273)
Core Laboratories N.V. and John Denson dated as of June 1, 2002[1]

10.20	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Monty Davis dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.21	-	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (As Amended and Restated Effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.22	-	Amendment to Core Laboratories Supplement Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.23	-	Amendment to Core Laboratories Supplement Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.24		Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and David Demshur[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.25	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.27	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.28	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and John D. Denson[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.29	-	Second Amendment to Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank One NA, Bank of America, N.A., Banc One Capital Markets, Inc. and Banc of America Securities LLC, dated as of June 27, 2003	Form 10-Q, August 8, 2003 (File No. 001-14273)

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

1) Management contracts or compensatory plans or arrangements.