Form 10-Q
period 2004-03-31
CORE LABORATORIES N V
filed 2004-05-07
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at May 6, 2004 was 27,243,757.

CORE LABORATORIES N.V.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2004

INDEX

		Page
Part I - Financial Information

Item 1	Financial Statements (Unaudited)

	Consolidated Balance Sheets at March 31, 2004 and December 31, 2003	1

	Consolidated Statements of Operations for the Three Months Ended
	March 31, 2004 and 2003	2

	Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2004 and 2003	3

	Notes to Consolidated Financial Statements	4

Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures of Market Risk	18

Item 4	Controls and Procedures	19

Part II - Other Information

Item 1	Legal Proceedings	20

Item 2	Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities	20

Item 3	Defaults Upon Senior Securities	20

Item 4	Submission of Matters to a Vote of Security Holders	20

Item 5	Other Information	21

Item 6	Exhibits and Reports on Form 8-K	21

	Signature	22

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 14,544	$ 16,225
Accounts receivable, less allowance for doubtful accounts of
$7,108 and $7,094 at 2004 and 2003, respectively	89,525	89,204
Inventories, net	33,382	31,314
Prepaid expenses and other current assets	10,135	10,345
Current assets held for sale	11,749	19,717
Total current assets	159,335	166,805

PROPERTY, PLANT AND EQUIPMENT, net	84,079	87,336
INTANGIBLES, net	6,066	6,098
GOODWILL	132,178	132,178
OTHER ASSETS	8,969	9,136
LONG TERM ASSETS HELD FOR SALE	12,433	19,695
Total assets	$ 403,060	$ 421,248

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,108	$ 3,417
Accounts payable	21,885	25,490
Accrued payroll and related cost	13,734	11,271
Current liabilities of assets held for sale	4,157	6,277
Other accrued expenses	13,723	15,271
Total current liabilities	55,607	61,726

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	125,562	124,684
DEFERRED COMPENSATION	7,923	6,722
DEFERRED TAX LIABILITY	783	816
OTHER LONG-TERM LIABILITIES	6,177	5,820
MINORITY INTEREST	1,122	1,068
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares
authorized, none issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
30,377,729 issued and 27,581,000 outstanding at 2004 and
30,099,578 issued and 27,883,020 outstanding at 2003	513	509
Additional paid-in capital	155,373	152,547
Retained earnings	91,410	97,947
Treasury shares (at cost) 2,796,558 and 2,216,558 at 2004
and 2003, respectively	(41,410)	(30,591)
Total shareholders' equity	205,886	220,412
Total liabilities and shareholders' equity	$ 403,060	$ 421,248

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003

REVENUES:
SERVICES	$ 77,657	$ 67,401
SALES	22,660	18,084
	100,317	85,485
OPERATING EXPENSES:
Cost of services	61,936	55,558
Cost of sales	17,996	16,127
General and administrative expenses	6,207	5,569
Depreciation and amortization	4,526	4,421
Other expense, net	194	193
	90,859	81,868

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	9,458	3,617

INTEREST EXPENSE	2,037	1,642

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	7,421	1,975
INCOME TAX EXPENSE	2,000	557
INCOME FROM CONTINUING OPERATIONS	5,421	1,418
DISCONTINUED OPERATIONS:
Loss from operations of discontinued business (net of tax benefit of $212 and $129 in 2004 and 2003, respectively)	(11,958)	(261)
NET (LOSS) INCOME	$ (6,537)	$ 1,157
EARNINGS PER SHARE INFORMATION:
Basic earnings from continuing operations	$ 0.20	$ 0.05
Loss from discontinued operations	(0.43)	(0.01)
BASIC (LOSS) EARNINGS PER SHARE	$ (0.23)	$ 0.04
	$ 0.19	$ 0.05
Diluted earnings from continuing operations
Loss from discontinued operations	(0.41)	(0.01)
DILUTED (LOSS) EARNINGS PER SHARE	$ (0.22)	$ 0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,671	32,085
Diluted	29,109	32,520

The accompanying notes are an integral part of these consolidated financial

CORE LABORATORIES N.V.
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (6,537)	$ 1,157
Loss from discontinued operations (including impairment charges of $9,091) net of tax	11,958	261
Income from continuing operations	5,421	1,418
Adjustments to reconcile income from continuing operations to net cash income to net cash provided by operating activities:
Provision for doubtful accounts	252	555
Inventory obsolescence	348	200
Equity in loss (earnings) of unconsolidated affiliates	246	(70)
Minority interest	54	40
Compensation plans plan	1,201	311
Depreciation and amortization	4,526	4,421
Debt issuance costs amortization	64	20
Loss on sale of assets	143	31
Deferred income taxes	(32)	910
Increase in value of life insurance policies	(68)	(76)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(573)	(1,012)
Inventories	(2,415)	307
Prepaid expenses and other current assets	210	(2,345)
Other assets	(63)	103
Accounts payable	(3,605)	(423)
Accrued expenses	1,634	642
Net cash provided by continuing operations	7,343	5,032
Net cash provided by discontinued operations	2,868	320
Net cash provided by operating activities	10,211	5,352

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,430)	(2,651)
Intangibles	(58)	(169)
Proceeds from sale of assets	107	29
Premiums on life insurance	(369)	(22)
Discontinued operations	(1,717)	(2,055)
Net cash used in investing activities	(3,467)	(4,868)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,305)	(1,000)
Proceeds from debt borrowings	2,000	5,029
Capital lease obligations	(132)	(19)
Stock options exercised	2,830	1
Repurchase of common shares	(10,818)	(8,853)
Net cash used in financing activities	(8,425)	(4,842)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,681)	(4,358)
CASH AND CASH EQUIVALENTS, beginning of period	16,225	14,415
CASH AND CASH EQUIVALENTS, end of period	$ 14,544	$ 10,057

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 3,330	$ 3,393
Cash payments for taxes	$ 2,197	$ 509

Noncash investing and financing activities:
Capital lease additions	$ 5	$ 18

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S.") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The equity method of accounting is used for all investments in which we have less than a majority interest and do not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Balance sheet information as of December 31, 2003 was derived from the 2003 annual audited consolidated financial statements restated for discontinued operations. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial model. We have adopted the disclosure-only provisions of SFAS 123. We apply Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), which does not require compensation costs to be recorded on options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock-based plans other than compensation expense recognized for restricted shares granted under the Executive Restricted Share Matching Program. We have, however, included option shares in the diluted shares outstanding calculation that is used to determine diluted earnings per share. If we had accounted for our stock-based compensation plans using the fair value recognition provision of SFAS 123, our net income and diluted earnings per share would have been reduced to the pro forma amounts as follows (in thousands except per share data):

Three Months Ended March 31,
	2004	2003
(Unaudited)
Net (loss) income:
As reported	$ (6,537)	$ 1,157
Add: stock-based compensation expense included in reported income, net of tax	705	148
Less: stock-based compensation expense
determined under fair value method, net of tax	(1,160)	(780)
Pro forma	$ (6,992)	$ 525
Basic (loss) earnings per share:
As reported	$ (0.24)	$ 0.04
Pro forma	$ (0.25)	$ 0.02
Diluted (loss) earnings per share:
As reported	$ (0.22)	$ 0.04
Pro forma	$ (0.24)	$ 0.02

Weighted average fair value of options granted	$ -	$ 8.85

The pro forma value of options at the date of grant in 2003 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	-	4%
Expected volatility	-	58%
Expected lives (in years)	-	7
Expected dividend yield	-	-

On March 31, 2004, the Financial Accounting Standards Board issued a proposed statement, "Share-based Payment". The proposed statement would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value-based method.  We will evaluate the provisions of that standard when issued and would expect to include a charge, if applicable, to our results of operations in each future reporting period after the new standard is required to be implemented.

Our performance restricted share program awards the right to receive common shares if certain targets are attained. None of these awards will vest unless our common shares perform better than the common stock of 50% of the companies comprising the Oil Service Sector Index ("OSX") during the applicable three-year period that began on January 1, 2002 in the case of the first tranche, January 1, 2003 in the case of the second tranche, and January 1, 2004 in the case of the third tranche. The first tranche will vest December 31, 2004, the second tranche will vest December 31, 2005.

For the first two tranches, if our common shares perform better than 75% of the companies comprising the OSX at the end of such periods, then all of the performance-restricted shares will vest at the end of each respective period. If our common shares perform better than between 50% and 75% of the companies comprising the OSX, then an interpolated percentage of between 20% and 100% of the performance restricted shares will vest at the end of the applicable three-year period. Upon a change in control of our company, all of the performance-restricted shares will vest.

In the first quarter of 2004 the Board of Supervisory Directors approved the third tranche under our performance restricted share program. Awards under this tranche are issuable based on a combination of (i) the performance of our common stock compared to the companies comprising the OSX determined in the same manner as the first two tranches and (ii) our return on equity versus the companies comprising the OSX. The terms of this program have not been finalized.

At March 31, 2004, we applied the formula described above to determine the number of contingently issuable shares applicable to the first two tranches as of March 31, 2004 as if this date were the measurement date. Based upon our performance versus the performance metrics required to be met by the plan, 230,000 common shares are included in the denominator of the diluted earnings per share computation.

If the actual measurement date had been on or before the end of the three-year period we would also have included approximately $7.4 million of compensation expense related to all three tranches in our results of operations. The compensation expense was determined using the March 31, 2004 closing share price. We have not included compensation expense for these performance restricted shares as the measurement date has not occurred and we do not believe it is probable, as of March 31, 2004, that the performance requirements of this plan have been met.

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
Finished goods	$ 30,008	$ 28,675
Parts and materials	3,808	4,297
Work in progress	2,335	941
Total inventories	36,151	33,913
Less - valuation reserves	2,769	2,599
Inventories, net	$ 33,382	$ 31,314

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is summarized in the following table (in thousands):

	March 31, 2004	December 31, 2003
	(Unaudited)
$75,000 Credit Facility	$ 50,000	$ 49,000
Senior notes	75,000	75,000
Capital lease obligations	464	589
Other indebtedness	2,206	3,512
Total debt and capital leases obligations	127,670	128,101
Less - current maturities	2,108	3,417
Long-term debt and capital lease obligations, net of
current maturities	$ 125,562	$ 124,684

At March 31, 2004, the weighted average interest rate was 2.71% and the average interest rate in effect was 2.62% for the Credit Facility. For the year ended December 31, 2003, the weighted average interest rate was 2.81% and the average interest rate in effect was 2.67%. The revolving Credit Facility requires interest payments only, until maturity in June 2006.

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

In March 2004, we decided to exit the specialized geophysical and seismic-related business that is included in the Reservoir Management segment (See Note 9). All summarized financial information has been restated to reflect this decision.

Segment Analysis

We manage our business segments separately due to the different services and technologies each segment provides and requires. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheets and Statements of Operations. We evaluate performance based on income or loss from operations before income tax, interest and other operating income (expense). In March 2004, we decided to exit the specialized geophysical and seismic-related business, which was included in the Reservoir Management segment (See Note 9). This resulted in a reclassification of the assets related to this segment to Assets Held for Sale on the consolidated balance sheet at March 31, 2004.

Summarized financial information concerning our segments excluding discontinued operations is shown in the following tables (in thousands):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenues
Reservoir Description	$ 76,161	$ 68,376
Production Enhancement	35,179	26,630
Reservoir Management	5,785	5,148
Intersegment Revenues	(16,808)	(14,669)
Consolidated	$ 100,317	$ 85,485

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Income (loss) before interest and taxes
Reservoir Description	$ 4,260	$ 2,969
Production Enhancement	4,970	1,451
Reservoir Management	336	(593)
Corporate and other [1]	(108)	(210)
Consolidated	$ 9,458	$ 3,617

	March 31,	December 31,
Assets	2004	2003
	(Unaudited)
Reservoir Description	$ 135,424	$ 135,933
Production Enhancement	94,021	94,050
Reservoir Management	9,613	10,175
Total business segments	239,058	240,158
Corporate and other [1]	139,820	141,678
Assets held for sale	24,182	39,412
Consolidated	$ 403,060	$ 421,248

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

	Three Months Ended March 31,
	2004	2003
	(Unaudited)

Weighted average basic common shares outstanding	27,671	32,085
Effect of dilutive stock options, performance shares and restricted shares[1]	1,438	435
Weighted average diluted common shares outstanding	29,109	32,520
  Options totaling 922 and 2,573 were not included in the computation of diluted EPS because they were antidilutive for the three months ended March 31, 2004, and 2003, respectively.

6. SHAREHOLDERS' EQUITY

During the quarter ended March 31, 2004, we repurchased 580,000 treasury shares for approximately $10.8 million and issued approximately 278,000 shares due to stock option exercises for proceeds of approximately $2.8 million.

At March 31, 2004, we had the authority to repurchase approximately 1,842,000 additional shares under our stock repurchase program.

7. GOODWILL

In March 2004, we decided to exit the specialized geophysical and seismic-related business, which was included in the Reservoir Management segment (See Note 9). This decision resulted in goodwill impairment of approximately $3.1 million and a reclassification of the remaining balance of $5.5 million to Assets Held for Sale on the consolidated balance sheet at March 31, 2004.

8. OTHER (EXPENSE) INCOME

The components of other (expense) income, net, are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)

Minority interest	$ (54)	$ (40)
Loss on sale of assets	(143)	(31)
Equity in earnings of affiliates	(246)	70
Foreign exchange gain (loss)	16	(874)
Interest income	56	40
Other	177	642
Total other expense, net	$ (194)	$ (193)

Foreign exchange gains and losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
British Pound	$ 193	$ (17)
Nigerian Naira	141	(28)
Mexican Peso	42	(410)
Canadian Dollar	(75)	220
Venezuelan Bolivar	(550)	(643)
Other currencies	265	4
Total gain (loss)	$ 16	$ (874)

  DISCONTINUED OPERATIONS

In March 2004, the Board of Supervisory Directors approved a plan to exit the specialized geophysical and seismic-related business that is included in our Reservoir Management segment. The approved plan allowed management latitude in the method of exiting, including sales to a third party. In April 2004, we completed the sale to a third party of substantially all of this business (See Note 10). The remaining assets not sold will be abandoned during the next twelve months. We expect to incur additional expenses in future periods related to exiting the business which cannot be estimated at this time. In connection with the sales agreement, we may be required to pay severance for the employees of the disposed operation under the agreement with the buyer. This agreement terminates sixty days after closing. The results of operations of the specialized geophysical and seismic-related business to be sold or abandoned are reported as Discontinued Operations on the Consolidated Statement of Operations and the assets and liabilities of this business are classified as Assets and Liabilities Held for Sale.

Based on the sales price we adjusted the related assets to their estimated fair value. As a result, we recognized losses for the impairment of goodwill, intangible assets and long-lived assets. In addition, we recorded a charge to increase the provision for doubtful accounts. These charges have been included in the loss from discontinued operations. The pre-tax charges, measured using the offer from a third-party to purchase the related assets (See Note 10), are summarized below:

Impairment of goodwill to fair-value	$ 3,144
Impairment of intangibles to fair-value	3,092
Impairment of long-lived assets to fair-value	1,655
Provision for doubtful account	1,200
Total	$ 9,091

The results of operations of the specialized geophysical and seismic-related business for the quarters ended March 31, 2004 and 2003 that have been reclassified are shown below (in thousands):

Three Months Ended March 31,
	2004	2003
Revenue	$ 2,851	$ 7,475
Pretax Loss	$ 12,170	$ 390
Loss After Tax Benefit	$ 11,958	$ 261

The summarized balance sheet lines of the specialized geophysical and seismic-related business as of March 31, 2004 and December 31, 2003 that have been reclassified are shown below (in thousands):

	March 31,	December 31,
	2004	2003
Accounts receivable, net	$ 11,061	$ 18,709
Other Current Assets	688	1,008
Current Assets Held for Sale	$ 11,749	$ 19,717

Property, Plant and Equipment, net	$ 5,829	$ 7,475
Goodwill and Other Intangibles, net	6,411	12,007
Other Assets	193	213
Long Term Assets Held for Sale	$ 12,433	$ 19,695

Accounts payable	$ (407)	$ (1,636)
Accrued payroll and related cost	(492)	(578)
Other accrued expenses	(3,258)	(4,063)
Current liabilities of assets held for sale	$ (4,157)	$ (6,277)

10. SUBSEQUENT EVENT

On April 22, 2004, we sold our specialized geophysical and seismic-related assets and business to Paradigm Geotechnology, a privately held company, for approximately $18.4 million in cash proceeds in addition to certain assumed liabilities. The amount of consideration paid was determined in arms-length negotiations between the parties. The transaction includes certain assets and liabilities in Calgary and Houston and two entities in Mexico, all of which were a part of our Reservoir Management segment. The final purchase price will be subject to certain working capital adjustments. We expect to incur additional expenses, including severance costs, in future periods related to exiting this business which cannot be estimated at this time. Proceeds from the sale of this business may be used to pay down debt, continue our stock repurchase program or fund potential future acquisitions.

11. LITIGATION

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. Since April 2003, several putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 21, 2004, lead plaintiffs filed their amended complaint, which generally alleges that the defendants overstated the company's revenues and net income during 2001 and 2002. The amended complaint seeks unspecified monetary damages. We intend to file a motion to dismiss the amended complaint under the Private Securities Litigation Reform Act of 1995 and to otherwise vigorously defend against this lawsuit.

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

Risk Factors

A list of our risk factors are included in our Form 10-K for the year ended December 31, 2003.

Results of Operations

Results of operations as a percentage of applicable revenue are as follows:

	Three Months Ended March 31,				% Change
	2004		2003		2004/2003
REVENUES:
Services	$77,657	77.4%	$67,401	78.8%	15.2%
Sales	22,660	22.6%	18,084	21.2%	25.3%
	100,317	100.0%	85,485	100.0%	17.4%
OPERATING EXPENSES:
Cost of services*	61,936	79.8%	55,558	82.4%	11.5%
Cost of sales*	17,996	79.4%	16,127	89.2%	11.6%
Total cost of services and sales	79,932	79.7%	71,685	83.9%	11.5%
General and administrative expenses	6,207	6.2%	5,569	6.5%	11.4%
Depreciation and amortization	4,526	4.5%	4,421	5.2%	2.4%
Other expense, net	194	0.2%	193	0.2%	0.5%
OPERATING INCOME FROM CONTINUING OPERATIONS	9,458	9.4%	3,617	4.2%	161.5%
Interest expense	2,037	2.0%	1,642	1.9%	24.1%
Income from continuing operations before income tax expense	7,421	7.4%	1,975	2.3%	275.7%
Income tax expense	2,000	2.0%	557	0.6%	259.1%
Income from continuing operations	5,421	5.4%	1,418	1.7%	282.3%
Loss from operations of discontinued business, net of tax	(11,958)	(11.9%)	(261)	(0.3%)	(4,481.6%)
NET INCOME (LOSS)	$ (6,537)	(6.5%)	$ 1,157	1.4%	(665.0%)

*Percentage based on applicable revenue rather than total revenue.

The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. The financial statements for prior periods have been restated to report separately the results of operations of our continuing operations and those of our discontinued.

Our revenues are derived from services and product sales. Service revenues in the first quarter of 2004 were $77.7 million as compared to $67.4 million for the same period last year, an increase of 15.2%. The increase was primarily due to increased North American oilfield activities driven by high commodity prices and increased international demand for our existing services, particularly in Europe, Africa, Asia and the former Soviet Union.

Cost of services expressed as a percentage of service revenue improved to 80% in the first quarter of 2004 as compared to 82% in the corresponding period in 2003.

Sales revenues increased to $22.7 million in the first quarter of 2004 from $18.1 million in the first quarter of 2003, a 25% increase. This increase was caused, in most part, to the increased drilling activity for natural gas in the North American markets. This increase in activity levels has caused higher demand for our well completion products.

Cost of sales in the first quarter of 2004 was 79% of sales revenue indicating an improvement as compared to 89% in the corresponding period in 2003 due primarily to cost reduction efforts we have made.

General and administrative expenses are comprised of corporate management and centralized administrative services that benefit our operating subsidiaries. General and administrative expenses were $6.2 million in the first quarter of 2004 as compared to $5.6 million for the same period last year, an increase of 11%. The increase was due primarily to compensation expense recognized for the Executive Restricted Share Matching Program. As a percentage of revenue, general and administrative expenses remained relative consistent in the first quarter of 2004 as compared to the corresponding period in 2003.

Depreciation and amortization expense in the first quarter of 2004 increased $0.1 million as compared to the corresponding period in 2003.

The components of other income (expense), net, are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Minority interest	$ (54)	$ (40)
Loss on sale of assets	(143)	(31)
Equity in earnings of affiliates	(246)	70
Foreign exchange gain (loss)	16	(874)
Interest income	56	40
Other	177	642
Total other expense, net	$ (194)	$ (193)

Foreign exchange gains and losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
British Pound	$ 193	$ (17)
Nigerian Naira	141	(28)
Mexican Peso	42	(410)
Canadian Dollar	(75)	220
Venezuelan Bolivar	(550)	(643)
Other currencies	265	4
Total gain (loss)	$ 16	$ (874)

As a result of the ongoing political and financial situation in Venezuela, on February 9, 2004, the Venezuelan government devalued their currency, the Bolivar ("VEB"), by 20% to 1,918 VEB per United States Dollar ("USD") versus the rate of 1,596 VEB per USD established in February 2003. In the first quarter of 2004, we incurred foreign exchange losses of approximately $0.6 million on our net monetary assets denominated in VEB. We could be negatively impacted by any additional government-mandated devaluation of the VEB vs. the USD. At March 31, 2004, our net monetary assets denominated in VEB in Venezuela were $2.8 million. A change of 100 VEB in the exchange rate could result in a change of approximately $0.1 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time. We will continue to monitor our operations and financial position in this region.

In the first quarter of 2004 our effective income tax rate for continuing operations was 27% compared to 28% in the corresponding period in 2003. The Netherlands statutory rate is 34.5%.

Segment Analysis
(in Thousands)

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.

In March 2004, we decided to exit the specialized geophysical and seismic-related business that was included in the Reservoir Management segment (See Note 9 to the Consolidated Financial Statements). Our segment information has been restated to reflect this decision. We expect to incur additional expenses in future periods related to exiting the business which cannot be estimated at this time. In connection with the sales agreement, we may be required to pay severance for the employees of the disposed operation under the agreement with the buyer. This agreement terminates sixty days after closing.

Segment Information

	Three Months Ended March 31,
	2004	2003
Revenues	(Unaudited)
Reservoir Description	$ 60,485	$ 54,541
Production Enhancement	34,401	26,529
Reservoir Management	5,431	4,415
Consolidated	$ 100,317	$ 85,485

	Three Months Ended March 31,
Income (loss) before interest and taxes	2004	2003
	(Unaudited)
Reservoir Description	$ 4,260	$ 2,969
Production Enhancement	4,970	1,451
Reservoir Management	336	(593)
Corporate and Other [1]	(108)	(210)
Consolidated	$ 9,458	$ 3,617

1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

Revenues from the Reservoir Description segment increased $5.9 million in the first quarter of 2004 an increase of 11% over the same period last year. The increase was a result of higher North American oilfield activity levels driven by high commodity prices and increased international demand for our existing services, particularly in Europe, Africa, Asia and the former Soviet Union. Operating income increased by $1.3 million as a result of operating margin improvements and increased revenues. Operating margins increased to 7% compared to 5% in the same period last year primarily as a result of incremental margins earned from increased sales over our fixed base costs.

Production Enhancement

Revenues from the Production Enhancement segment were $34.4 million in the first quarter of 2004 compared to $26.5 million in the same period in the prior year, an increase of 30%. The revenue increase was primarily a result of increased demand for our perforating gun systems primarily in North American markets as well as increased demand for our domestic tracing and imaging services which help our clients analyze their fields to enhance production. We continued to successfully introduce SpectraFloodTM, into new markets, including West Africa, where a project in Nigeria is now in progress. SpectraFloodTM is used to optimize sweep efficiency in field floods. Operating income increased $3.5 million to $5.0 million. Operating margins improved to 15% in the first quarter of 2004 compared to 6% in the same period in the prior year. The operating margin improvement was primarily a result of incremental margins earned from increased sales over our fixed base costs.

Reservoir Management

Revenues from the Reservoir Management segment in the first quarter of 2004 were $5.4 million, an increase of $1.0 million compared to the same period in the prior year, primarily as a result of revenues related to multi-client studies in the first quarter of 2004. Operating income was $0.3 million compared to an operating loss of $0.6 million in the prior year. Operating margins were 6% compared to a loss in the same period in the prior year. The operating margin improvement was primarily a result of incremental margins earned from increased sales over our fixed base costs. We will continue to focus on reservoir engineering services, studies, and products to optimize hydrocarbon production and maximize ultimate petroleum recovery rates on a field-wide to basin-wide scale.

Discontinued Operations

In the first quarter of 2004, Discontinued Operations incurred a pretax loss of $12.2 million as compared to a pretax loss of $0.4 million in the first quarter of 2003. Included in the 2004 loss were charges to reflect impairments goodwill and other intangibles and long-lived asset of $7.9 million as well as a $1.2 million charge to increase the provision for doubtful accounts. The 2004 loss related to operations was primarily a result of lower operating activities in Mexico.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

Cash Flows

During the first quarter of 2004, cash flows from operating activities of continuing operations were $7.3 million compared to $5.0 million in the corresponding period in 2003. At March 31, 2004, we had working capital of $103.7 million and a current ratio of 2.9 to 1.0, compared to working capital of $105.1 million and a current ratio of 2.7 to 1.0 at December 31, 2003. Cash from continuing operations in 2004 was positively impacted by higher earnings, partially offset by working capital requirements.

Our investing activities, which were comprised mainly of capital expenditures, used $3.5 million in the first quarter of 2004 compared to using $4.9 million in the same period in 2003. Capital expenditures from continuing operations in the first quarter of 2004 decreased to $1.4 million compared to the corresponding period in 2003.

Our financing activities for the first quarter of 2004 consisted of the repurchase of approximately 580,000 shares for an aggregate purchase price of approximately $10.8 million and the issuance of 278,000 shares due to stock option exercises resulting in proceeds of approximately $2.8 million. Our total borrowings were $2.0 million, while repayments were approximately $2.3 million. At March 31, 2004, $25.0 million was available under our $75.0 million Credit Facility.

In addition, we have Senior Notes, which bear interest at an average fixed interest rate of 8.16%. The Senior Notes require semi-annual interest payments, while interest payments on the Credit Facility are made based on the interest period selected. The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at March 31, 2004. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under both agreements.

Our ability to maintain and grow our operating income and cash flows is dependent upon continued investing activities. We are a Netherlands holding company and we conduct substantially all of our operations through subsidiaries. Consequently, our cash flow is dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital and future acquisitions. On April 22, 2004, we sold our specialized geophysical and seismic-related assets and business to Paradigm Geotechnology, a privately held company, for approximately $18.4 million in cash proceeds in addition to certain assumed liabilities. Proceeds may be used to pay down debt, continue our Stock Repurchase Program or fund potential future acquisitions.

At March 31, 2004, we had the authority to repurchase approximately 1,842,000 additional shares under our stock repurchase program. Our current authorization to repurchase stock is set to expire on April 25, 2005. At our annual meeting on June 2, 2004, our shareholders will be asked to approve a further extension of this authority for an additional 18-month period from the date of the annual meeting until December 1, 2005.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American spending by our clients in 2004 to increase slightly from 2003 levels in response to increasing oilfield activity. However, we believe that the activity levels outside of North America will remain constant in 2004 compared to 2003 levels. We expect to meet ongoing working capital and capital expenditure requirements from a combination of cash on hand, cash flow from operations and available borrowings under our revolving Credit Facility.

CORE LABORATORIES N.V.

QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2003 10-K.

CONTROLS AND PROCEDURES

A complete discussion of our controls and procedures is included in our Form 10-K for the year ended December 31, 2003.

Changes in Disclosure Controls and Internal Controls

As part of our effort to have a common system of Internal Controls applicable to our operations world-wide, in 2001, we began an implementation of an enterprise-wide general ledger software system that included an Enterprise Resource Planning ("ERP") System for our manufacturing operations and budget and planning modules, as well as new business processes and procedures to support the software designed to provide us with a common set of Internal Controls in those locations where the new system is implemented. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. At the end of 2002, approximately 62% of our business activity (as expressed in terms of consolidated revenues) was on this software system utilizing common business process and controls, primarily in the United States, Canada, the United Kingdom, and Mexico. In 2003, we installed this software and common set of Internal Controls for our operations in The Netherlands, Denmark, Venezuela, Australia and Thailand. We also upgraded our accounting software system to a more Internet capable version effective August 2003. At the end of the first quarter 2004, approximately 85% of our business activity was on this software system utilizing common business process and controls. We added our Nigerian business activity to our software system in the first quarter of 2004 and we anticipate adding Russian business activity in late 2004. In addition, we anticipate installing this same software system and common set of Internal Controls in Abu Dubai, Malaysia and Indonesia during the remainder of 2004.

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. They concluded that the controls and procedures were effective as of March 31, 2004 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended March 31, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. Since April 2003, several putative class action lawsuits have been filed against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 21, 2004, lead plaintiffs filed their amended complaint, which generally alleges that the defendants overstated the company's revenues and net income during 2001 and 2002. The amended complaint seeks unspecified monetary damages. We intend to file a motion to dismiss the amended complaint under the Private Securities Litigation Reform Act of 1995 and to otherwise vigorously defend against this lawsuit.

Item 2. Changes in Securities, Use of Proceeds and Issue Purchases of Equity Securities.

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2004:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE	TOTAL NUMBER OF SHARES PURCHASED AS PART OF PUBLICLY ANNOUNCED PROGRAM (1)	MAXIMUM NUMBER OF SHARES THAT MAY YET BE PURCHASED UNDER THE PLAN
January 1-31, 2004	200,600	$16.47	200,600	2,221,678
February 1-29, 2004	146,400	17.87	146,400	2,075,278
March 1-31, 2004	233,000	21.02	233,000	1,842,278
Total	580,000	$18.65	580,000	1,842,278
  Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual meeting subsequent to 1995, our shareholders have renewed that authorization. The Management Board's current authorization is set to expire on April 25, 2005. At our annual meeting on June 2, 2004, our shareholders will be asked to approve a further extension of this authority for an additional 18-month period from the date of the annual meeting until December 1, 2005.

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

(b) Reports on Form 8-K

During the quarter ended March 31, 2004, we filed a Form 8-K dated February 25, 2004, reporting under Item 12 "Disclosure of Results of Operations and Financial Condition". The report disclosed the press release announcing the results of operations for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
	By:	Core Laboratories International B.V.

Dated: May 7, 2004	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer