Form 10-Q
period 2004-06-30
CORE LABORATORIES N V
filed 2004-08-04
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at July 30, 2004 was 26,607,256.

CORE LABORATORIES N.V.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2004

INDEX

		Page
Part I - Financial Information

Item 1	Financial Statements (Unaudited)

	Consolidated Balance Sheets at June 30, 2004 and December 31, 2003	1

	Consolidated Statements of Operations for the Three Months Ended
	June 30, 2004 and 2003	2

	Consolidated Statements of Operations for the Six Months Ended
	June 30, 2004 and 2003	3

	Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2004 and 2003	4

	Notes to Consolidated Financial Statements	5

Item 2	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	14

Item 3	Quantitative and Qualitative Disclosures of Market Risk	21

Item 4	Controls and Procedures	22

Part II - Other Information

Item 1	Legal Proceedings	23

Item 2	Changes in Securities, Use of Proceeds and Issuers Purchases of Equity Securities	23

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 6	Exhibits and Reports on Form 8-K	25

	Signature	26

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	June 30, 2004	December 31,2003
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 19,661	$ 16,225
Accounts receivable, less allowance for doubtful accounts of
$6,555 and $7,094 at 2004 and 2003, respectively	90,743	89,204
Inventories, net	32,586	31,314
Prepaid expenses and other current assets	11,211	10,345
Current assets of discontinued/held for sale operations	1,081	19,717
Total current assets	155,282	166,805

PROPERTY, PLANT AND EQUIPMENT, net	81,892	87,336
INTANGIBLES, net	6,040	6,098
GOODWILL	132,178	132,178
OTHER ASSETS	8,919	9,136
LONG TERM ASSETS HELD FOR SALE	-	19,695
Total assets	$ 384,311	$ 421,248

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 1,058	$ 3,417
Accounts payable	24,123	25,490
Accrued payroll and related costs	17,060	11,271
Current liabilities of discontinued/held for sale operations	2,648	6,277
Other accrued expenses	14,202	15,271
Total current liabilities	59,091	61,726

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	119,370	124,684
DEFERRED COMPENSATION	8,677	6,722
DEFERRED TAX LIABILITY	775	816
OTHER LONG-TERM LIABILITIES	7,749	5,820
MINORITY INTEREST	1,185	1,068
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized,
none issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
27,785,423 issued and 26,697,782 outstanding at 2004 and
30,099,578 issued and 27,883,020 outstanding at 2003	515	509
Additional paid-in capital	157,661	152,547
Retained earnings	93,882	97,947
Treasury shares (at cost) 1,087,641 and 2,216,558 at 2004
and 2003, respectively	(64,594)	(30,591)
Total shareholders' equity	187,464	220,412
Total liabilities and shareholders' equity	$ 384,311	$ 421,248

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
		Three Months Ended June 30,
	2004	2003
		(Unaudited)
REVENUES:
SERVICES	$ 80,910	$ 73,244
SALES	21,321	17,435
	102,231	90,679
OPERATING EXPENSES:
Cost of services	61,870	58,725
Cost of sales	17,607	14,974
General and administrative expenses	9,218	4,991
Depreciation and amortization	4,278	4,561
Other expense (income), net	552	(665)
	93,525	82,586

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	8,706	8,093

INTEREST EXPENSE	2,003	1,761

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	6,703	6,332
INCOME TAX EXPENSE	1,877	1,663
INCOME FROM CONTINUING OPERATIONS	4,826	4,669
DISCONTINUED OPERATIONS:
Loss from operations of discontinued business (net of tax expense of $99 and $51 in 2004 and 2003, respectively)	(2,354)	(34)
NET INCOME	$ 2,472	$ 4,635
EARNINGS PER SHARE INFORMATION:
Basic earnings from continuing operations	$ 0.18	$ 0.15
Loss from discontinued operations	(0.09)	-
BASIC EARNINGS PER SHARE	$ 0.09	$ 0.15

Diluted earnings from continuing operations	$ 0.17	$ 0.15
Loss from discontinued operations	(0.08)	-
DILUTED EARNINGS PER SHARE	$ 0.09	$ 0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,115	31,338
Diluted	28,935	31,690

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Six Months Ended June 30,
	2004	2003
	(Unaudited)
REVENUES:
SERVICES	$ 158,567	$ 140,645
SALES	43,981	35,519
	202,548	176,164
OPERATING EXPENSES:
Cost of services	123,806	114,283
Cost of sales	35,603	31,101
General and administrative expenses	15,425	10,560
Depreciation and amortization	8,804	8,982
Other expense (income), net	746	(472)
	184,384	164,454

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	18,164	11,710

INTEREST EXPENSE	4,040	3,403

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	14,124	8,307
INCOME TAX EXPENSE	3,877	2,220
INCOME FROM CONTINUING OPERATIONS	10,247	6,087
DISCONTINUED OPERATIONS:
Loss from operations of discontinued business (net of tax benefit of $113 and $78 in 2004 and 2003, respectively)	(14,312)	(295)
NET (LOSS) INCOME	$ (4,065)	$ 5,792
EARNINGS PER SHARE INFORMATION:
Basic earnings from continuing operations	$ 0.37	$ 0.19
Loss from discontinued operations	(0.52)	(0.01)
BASIC (LOSS) EARNINGS PER SHARE	$ (0.15)	$ 0.18

Diluted earnings from continuing operations	$ 0.35	$ 0.19
Loss from discontinued operations	(0.49)	(0.01)
DILUTED (LOSS) EARNINGS PER SHARE	$ (0.14)	$ 0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,391	31,714
Diluted	29,020	32,113

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)
Net (loss) income	$ (4,065)	$ 5,792
Loss from discontinued operations net of tax	14,312	295
Income from continuing operations	10,247	6,087
Adjustments to reconcile income from continuing operations to net cash income to net cash provided by operating activities:
Provision (recovery) of doubtful accounts	(221)	2,574
Inventory obsolescence	691	311
Equity in loss (earnings) of unconsolidated affiliates	292	(135)
Minority interest	117	138
Deferred compensation plans	4,831	839
Depreciation and amortization	8,804	8,982
Debt issuance costs amortization	128	41
Loss on sale of assets	168	17
Deferred income taxes	(17)	705
Increase in value of life insurance policies	(67)	(167)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,318)	(2,235)
Inventories	(1,964)	2,866
Prepaid expenses and other current assets	(718)	(389)
Other long term assets	343	263
Accounts payable	(1,367)	(989)
Accrued expenses and other long term liabilities	3,600	5,959
Net cash provided by continuing operations	23,549	24,867
Net cash provided by discontinued operations	923	302
Net cash provided by operating activities	24,472	25,169
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,678)	(10,731)
Intangibles	(128)	(21)
Acquisitions	-	(10,733)
Proceeds from sale of assets	342	609
Premiums on life insurance	(479)	(462)
Discontinued operations	19,469	(2,051)
Net cash provided by (used in) investing activities	15,526	(23,389)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(20,466)	(7,000)
Proceeds from debt borrowings	13,000	19,053
Deferred financing costs	-	(462)
Capital lease obligations	(212)	(27)
Stock options exercised	5,120	131
Repurchase of common shares	(34,004)	(13,584)
Net cash used in financing activities	(36,562)	(1,889)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,436	(109)
CASH AND CASH EQUIVALENTS, beginning of period	16,225	14,415
CASH AND CASH EQUIVALENTS, end of period	$ 19,661	$ 14,306
Supplemental disclosures of cash flow information:
Cash payments for interest	$ 3,647	$ 3,450
Cash payments for taxes	$ 4,544	$ 1,504
Noncash investing and financing activities:
Additional consideration for acquisition of ADS	$ -	$ 2,237
Capital lease additions	$ 5	$ 18
The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S.") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The equity method of accounting is used for all investments in which we have less than a majority interest and do not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Balance sheet information as of December 31, 2003 was derived from the 2003 annual audited consolidated financial statements restated for discontinued operations. These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Form 10-K for the year ended December 31, 2003.

Stock-Based Compensation

Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial model. We have adopted the disclosure-only provisions of SFAS 123. We apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), which does not require compensation costs to be recorded on options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock-based plans other than compensation expense recognized for restricted shares granted under the Executive Restricted Share Matching Program and our performance share award program ("PSAP"). We have, however, included option shares in the diluted shares outstanding calculation that is used to determine diluted earnings per share. If we had accounted for our stock-based compensation plans using the fair value recognition provision of SFAS 123, our net income and diluted earnings per share would have been reduced to the pro forma amounts as follows (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Net income (loss):
As reported	$ 2,472	$ 4,635	$ (4,065)	$ 5,792
Add: stock-based compensation expense included in reported income, net of tax	2,379	239	3,117	386
Less: stock-based compensation expense determined under fair value method, net of tax	(2,645)	(768)	(3,842)	(1,547)
Pro forma	$ 2,206	$ 4,106	$ (4,790)	$ 4,631

Basic earnings (loss) per share:
As reported	$ 0.09	$ 0.15	$ (0.15)	$ 0.18
Pro forma	$ 0.08	$ 0.13	$ (0.17)	$ 0.15
Diluted earnings (loss) per share:
As reported	$ 0.09	$ 0.15	$ (0.14)	$ 0.18
Pro forma	$ 0.08	$ 0.13	$ (0.17)	$ 0.14

Weighted average fair value of options granted	-	$ 6.67	-	$ 5.30

The pro forma value of options at the date of grant in 2003 was estimated using the Black-Scholes option-pricing model with the following assumptions:

Risk free interest rate	-	4%	-	4%
Expected volatility	-	58%	-	58%
Expected lives (in years)	-	7	-	7
Expected dividend yield	-	0%	-	0%

We have not granted any stock options since June 2, 2003.

On March 31, 2004, the Financial Accounting Standards Board issued an exposure draft, "Share-Based Payment an amendment of FASB Statements No. 123 and 95". The proposed statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, and generally would require instead that such transactions be accounted for using a fair-value-based method.  We will evaluate the provisions of that standard when issued and would expect to include a charge, if applicable, to our results of operations in each future reporting period after the new standard is required to be implemented.

Our PSAP awards the right to receive common shares if certain targets are attained. Except as described below in the event of a change in control of our company, none of these awards will vest unless our common shares perform as well as or better than the common stock of the median of the companies comprising the Philadelphia Oil Service Sector Index ("OSX") during the applicable three-year period that began on January 1, 2002 in the case of the first tranche and January 1, 2003 in the case of the second tranche. The first tranche will vest December 31, 2004 and the second tranche will vest December 31, 2005.

For the first two tranches, if our common shares perform as well as or better than the 75th percentile of the companies comprising the OSX at the end of such periods, then all of the PSAP shares will vest at the end of each respective period. If our common shares perform as well as or better than the 50th percentile but below the 75th percentile of the companies comprising the OSX, then an interpolated percentage of between 20% and 100% of the PSAP shares will vest at the end of the applicable three-year period. Upon a change in control of our company, all of the PSAP shares will vest.

In the first quarter of 2004, the Options Subcommittee approved a third tranche under our PSAP. Awards under this tranche are issuable based on a combination of (i) the performance of our common stock compared to the companies comprising the OSX determined in the same manner as the first two tranches and (ii) our return on equity versus a pre-determined target return of 18%. The terms of this program have not been finalized.

At June 30, 2004, we applied the formula described above to determine the number of contingently issuable shares applicable to the first two tranches as of June 30, 2004 as if this date were the measurement date. Based upon our performance versus the performance metrics required to be met by the plan, 250,000 common shares are included in the denominator of the diluted earnings per share computation.

We have included $2.9 million of compensation expense for the first tranche of the PSAP as we believed it was probable, as of June 30, 2004, that the performance requirements of this plan will be met. The compensation expense was determined using the June 30, 2004 closing share price. Compensation expense for the PSAP shares in the second tranche has not been included as the measurement date has not occurred and we do not believe it is probable, as of June 30, 2004, that the performance requirements of this plan will be met. If the actual measurement date had been on or before the end of the three-year period we would also have included an additional $2.9 million of compensation expense related to the second tranche in our results of operations, determined using the June 30, 2004 closing share price.

In June 2004, the Board of Supervisory Directors approved a Restricted Stock Award Program ("RSAP") in order to help us continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. For the most part, employees are now granted stock awards instead of stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. The vesting period will begin in the third quarter of 2004 once all employee communications have been completed. The RSAP shares to be granted will vest seven years from the date of the grant but may vest earlier if one of two performance accelerators are satisfied. The first performance accelerator will be triggered if the average closing price of Core Laboratories stock reaches $25.00 or more for a twenty-day period of trading after the one-year anniversary of the date of grant and before the third-year anniversary of such date. The second performance accelerator will be triggered if Core Laboratories stock trades at or above an average closing price of $29.00 for a twenty-day period between the third anniversary of the date of grant and before the fifth anniversary of such date. A total of 128,500 shares are expected to be granted under this program in 2004.

2. INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
	(Unaudited)
Finished goods	$ 28,383	$ 28,675
Parts and materials	4,966	4,297
Work in progress	1,033	941
Total inventories	34,382	33,913
Less - valuation reserves	1,796	2,599
Inventories, net	$ 32,586	$ 31,314

3. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is summarized in the following table (in thousands):

	June 30,	December 31,
	2004	2003
	(Unaudited)
$75,000 Credit Facility	$ 44,000	$ 49,000
Senior Notes	75,000	75,000
Capital lease obligations	382	589
Other indebtedness	1,046	3,512
Total debt and capital leases obligations	120,428	128,101
Less - current maturities	1,058	3,417
Long-term debt and capital lease obligations, net of current maturities	$ 119,370	$ 124,684

At June 30, 2004, the weighted average interest rate for the Credit Facility was 2.88% and the average interest rate in effect was 2.82%. For the year ended December 31, 2003, the weighted average interest rate was 2.81% and the average interest rate in effect was 2.67%. The Senior Notes bear interest at a fixed interest rate of 8.16%.

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

In March 2004, we decided to exit the specialized geophysical and seismic-related business that is included in the Reservoir Management segment (See Note 9) and on April 22, 2004 the business line was sold. All summarized financial information has been restated to reflect this sale.

Segment Analysis

We manage our business segments separately due to the different services and technologies each segment provides and requires. Results of these segments are presented below using the same accounting policies as used to prepare the Consolidated Balance Sheets and Statements of Operations. We evaluate performance based on income or loss from operations before income tax and interest expense. In April 2004, we sold the specialized geophysical and seismic-related business, which was included in the Reservoir Management segment (See Note 9). The related assets and liabilities were reclassified as Assets Held for Sale on the consolidated balance sheet at December 31, 2003 and June 30, 2004.

Summarized financial information concerning our segments excluding discontinued operations is shown in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 79,358	$ 76,045	$ 155,519	$ 144,421
Production Enhancement	33,172	26,987	68,351	53,617
Reservoir Management	4,627	5,192	10,412	10,340
Intersegment Revenues	(14,926)	(17,545)	(31,734)	(32,214)
Consolidated	$ 102,231	$ 90,679	$ 202,548	$ 176,164

Income (loss) before interest and taxes:
Reservoir Description	$ 7,022	$ 5,652	$ 11,282	$ 8,097
Production Enhancement	3,609	2,237	8,579	3,506
Reservoir Management	763	129	1,099	(261)
Corporate and Other[1]	(2,688)	75	(2,796)	368
Consolidated	$ 8,706	$ 8,093	$ 18,164	$ 11,710

	June 30,	December 31,
	2004	2003
Assets:	(Unaudited)
Reservoir Description	$ 201,311	$ 200,047
Production Enhancement	147,338	147,871
Reservoir Management	12,989	13,020
Total business segments	361,638	360,938
Corporate and Other [1]	21,592	20,898
Assets of discontinued/held for sale operations	1,081	39,412
Consolidated	$ 384,311	$ 421,248

1."Corporate and Other" represents those items that are not directly related to a particular segment.

5. EARNINGS PER SHARE

Basic earnings per common share amounts were computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the net additional shares, based on the treasury stock method, which would be issued if all dilutive restricted shares were included and all dilutive stock options outstanding were exercised. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	27,115	31,338	27,391	31,714
Effect of dilutive stock options, performance shares and restricted shares[1]	1,820	352	1,629	399
Weighted average diluted common shares outstanding	28,935	31,690	29,020	32,113

1) Options totaling 27 and 2,452 equivalent common shares for the three months ended June 30, 2004 and 2003, and 70 and 2,452 for the six months ended June 30, 2004 and 2003, respectively, were not included in the computation of weighted average diluted common shares because the impact of these options were anti-dilutive.

6. SHAREHOLDERS' EQUITY

During the second quarter and six months ended June 30, 2004, we repurchased 1,049,200 and 1,629,200 treasury shares, respectively for approximately $23.2 million and $34.0 million, respectively and issued approximately 166,000 and 444,000 shares, respectively due to stock option exercises for proceeds of approximately $2.3 million and $5.1 million, respectively.

Our stockholders at the Annual Stockholders' Meeting on June 2, 2004 approved the cancellation of 2,758,117 of our common shares and approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until December 1, 2005.

At June 30, 2004, we had the authority to repurchase approximately 1,687,000 additional shares under our stock repurchase program.

7. GOODWILL

In April 2004, we exited the specialized geophysical and seismic-related business, which was included in the Reservoir Management segment (See Note 9). In 2004, we recorded a goodwill impairment charge of approximately $4.4 million related to the sale. Goodwill and intangible assets decreased approximately $5.2 million in connection with recording the sale.

8. OTHER (EXPENSE) INCOME

The components of other (expense) income, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Minority interest	$ (63)	$ (98)	$ (117)	$ (138)
Loss on sale of assets	(25)	14	(168)	(17)
Equity in earnings of affiliates	(46)	65	(292)	135
Foreign exchange gain (loss)	(593)	405	(577)	(469)
Interest income	47	25	103	65
Other	128	254	305	896
Total other (expense) income, net	$ (552)	$ 665	$ (746)	$ 472

Foreign exchange gains and losses by currency are summarized in the following table (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Indonesian Rupiah	$ (111)	$ (140)	$ (113)	$ (107)
Russian Ruble	(111)	31	125	56
British Pound	(63)	(17)	130	(34)
Mexican Peso	(45)	18	(3)	(392)
Canadian Dollar	(47)	492	(122)	712
Venezuelan Bolivar	(38)	(13)	(588)	(656)
Other currencies	(178)	34	(6)	(48)
Total (loss) gain	$ (593)	$ 405	$ (577)	$ (469)

9.  DISCONTINUED OPERATIONS

In March 2004, the Board of Supervisory Directors approved a plan to exit the specialized geophysical and seismic-related business that was included in our Reservoir Management segment.

On April 22, 2004, we sold our specialized geophysical and seismic-related assets and business to Paradigm Geotechnology, a privately held company, for approximately $18.4 million in cash proceeds in addition to certain assumed liabilities. The amount of consideration paid was determined in arms-length negotiations between the parties. The transaction includes certain assets and liabilities in Calgary and Houston and two entities in Mexico. The final purchase price will be subject to certain working capital adjustments. In connection with the sales agreement, we paid employee expenses for certain employees. Through June, we have recorded employee expense of approximately $0.4 million and expect to incur approximately $0.7 million of additional employee costs in the third quarter. Proceeds from the sale of this business were used to pay down debt and continue our stock repurchase program.

The remaining assets not sold will be abandoned during the next twelve months. The results of operations of the specialized geophysical and seismic-related business sold or abandoned are reported as Discontinued Operations on the Consolidated Statements of Operations and the assets and liabilities of this business are classified as Assets and Liabilities of Discontinued/Held for Sale Operations.

Based on the sales price and estimates of fair value, we adjusted the related assets to their estimated fair value in 2004. As a result, we recognized losses at that time for the impairment of goodwill, intangible assets and long-lived assets. In addition, we recorded a charge to increase the provision for doubtful accounts. These charges have been included in the loss from discontinued operations. The 2004 pre-tax charges are summarized below:

Impairment of goodwill to fair-value	$ 4,447
Impairment of intangibles to fair-value	3,092
Impairment of long-lived assets to fair-value	3,266
Provision for doubtful accounts	1,200
Total	$ 12,005

The results of operations of the specialized geophysical and seismic-related business for the periods ended June 30, 2004 and 2003 that have been reclassified are shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue	$ 797	$ 9,532	$ 3,648	$ 17,007
Pretax (loss)/income	$ (2,255)	$ 17	$(14,425)	$ (373)
(Loss)/income after tax benefit	$ (2,354)	$ (34)	$(14,312)	$ (295)

The summarized balance sheet lines of the specialized geophysical and seismic-related business as of June 30, 2004 and December 31, 2003 that have been reclassified are shown below (in thousands):

	June 30,	December 31,
	2004	2003
	(Unaudited)
Accounts receivable, net	$ 157	$ 18,709
Other current assets	924	1,008
Current assets of discontinued/held for sale operations	$ 1,081	$ 19,717

Property, plant and equipment, net	-	$ 7,475
Goodwill and other intangibles, net	-	12,007
Other assets	-	213
Long term assets of discontinued/held for sale operations	-	$ 19,695

Accounts payable	$ 924	$ 1,636
Accrued payroll and related cost	333	578
Other accrued expenses	1,391	4,063
Current liabilities of discontinued/held for sale operations	$ 2,648	$ 6,277

10. LITIGATION

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint seeks unspecified monetary damages. Under the Private Securities Litigation Reform Act of 1995, all discovery in the case is stayed until the defendants' motion to dismiss is resolved. Defendants filed their motion to dismiss on May 21, 2004; plaintiffs filed their opposition on July 20, 2004; and defendants are expected to file their reply in August 2004. We otherwise intend to vigorously defend against this lawsuit.

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

Risk Factors

A list of our risk factors are included in our Form 10-K for the year ended December 31, 2003.

Results of Operations

Results of operations as a percentage of applicable revenue are as follows:

	Three Months Ended June 30,				% Change
	2004		2003		2004/2003
REVENUES
Services	$ 80,910	79%	$ 73,244	81%	11%
Sales	21,321	21%	17,435	19%	22%
Total revenue	102,231	100%	90,679	100%	13%
OPERATING EXPENSES:
Cost of services*	61,870	76%	58,725	80%	5%
Cost of sales*	17,607	83%	14,974	86%	18%
Total cost of services and sales	79,477	78%	73,698	81%	8%
General and administrative expenses	9,218	9%	4,991	6%	85%
Depreciation and amortization	4,278	4%	4,561	5%	(6%)
Other expense (income), net	552	1%	(665)	(1%)	(183%)
OPERATING INCOME FROM CONTINUING OPERATIONS	8,706	9%	8,093	9%	8%
Interest expense	2,003	2%	1,761	2%	14%
Income from continuing operations before income tax expense	6,703	7%	6,332	7%	6%
Income tax expense	1,877	2%	1,663	2%	13%
Income from continuing operations	4,826	5%	4,669	5%	3%
Loss from operations of discontinued business, net of tax	(2,354)	(2%)	(34)	0%	n/a%
NET INCOME	$ 2,472	2%	$ 4,635	5%	(47%)

*Percentage based on applicable revenue rather than total revenue

	Six Months Ended June 30,				% Change
	2004		2003		2004/2003
REVENUES
Services	$158,567	78%	$140,645	80%	13%
Sales	43,981	22%	35,519	20%	24%
Total revenue	202,548	100%	176,164	100%	15%
OPERATING EXPENSES:
Cost of services*	123,806	78%	114,283	81%	8%
Cost of sales*	35,603	81%	31,101	88%	14%
Total cost of services and sales	159,409	79%	145,384	83%	10%
General and administrative expenses	15,425	8%	10,560	6%	46%
Depreciation and amortization	8,804	4%	8,982	5%	(2%)
Other expense (income), net	746	0%	(472)	0%	(258%)
OPERATING INCOME FROM CONTINUING OPERATIONS	18,164	9%	11,710	7%	55%
Interest expense	4,040	2%	3,403	2%	19%
Income from continuing operations before income tax expense	14,124	7%	8,307	5%	70%
Income tax expense	3,877	2%	2,220	1%	75%
Income from continuing operations	10,247	5%	6,087	3%	68%
Loss from operations of discontinued business, net of tax	(14,312)	(7%)	(295)	0%	n/a%
NET INCOME (LOSS)	$ (4,065)	(2%)	$ 5,792	3%	(170%)

*Percentage based on applicable revenue rather than total revenue

The discussion of operating results at the consolidated level is followed by a more detailed discussion of operating results by segment. The financial statements for prior periods have been restated to report separately the results of operations of our continuing operations and those of our discontinued operations.

Our revenues are derived from services and product sales. Service revenues in the second quarter of 2004 were $80.9 million as compared to $73.2 million for the same period last year, an increase of 11%. Service revenues for the six month period ending June 30, 2004 increased $18 million, a 13% increase from the same period last year. The quarterly and year-over-year increases were primarily due to increased North American oilfield activities and inspection services driven by high commodity prices and increased international demand for our existing services, particularly in the former Soviet Union, Europe and Asia.

Cost of services expressed as a percentage of service revenue improved to 76% in the second quarter of 2004 as compared to 80% in the corresponding period in 2003. A similar improvement was experienced for the six month period ending June 30, 2004 as cost of services expressed as a percentage of service revenue was 78% as compared to 81% for the same period last year. This improvement was primarily attributed to higher revenues earned on fixed costs.

Sales revenues increased to $21.3 million in the second quarter of 2004 from $17.4 million in the second quarter of 2003, a 22% increase. Sales revenues for the six-month period ended June 30, 2004 increased $8.5 million, a 24% increase from the same period last year. The increases were primarily a result of increased drilling activity for natural gas in the North American markets. This increase in activity levels resulted in higher demand for our well completion products.

Cost of sales in the second quarter of 2004 was 83% of sales revenue, an improvement from the 86% realized in the corresponding period of 2003. Cost of sales for the six months ended June 30, 2004 improved to 81% from 88% for the same period last year. These improvements were due primarily to cost reduction efforts we have made and manufacturing efficiencies attained.

General and administrative expenses are comprised of corporate management and centralized administrative services that benefit our operating subsidiaries. General and administrative expenses were $9.2 million for the second quarter of 2004. The second quarter 2004 amount included $2.9 million related to the Performance Share Award Program (PSAP). Excluding the PSAP charge, second quarter 2004 expense was $6.3 million as compared to $5.0 million in the same period in 2003, an increase of 25%. For the six month period ended June 30, 2004, general and administrative expenses were $15.4 million, an increase of $4.9 million as compared to the same period in the prior year. Higher general and administrative expenses, exclusive of the PSAP charge in 2004, were due primarily to compensation expenses recognized in 2004 relating to the Executive Restricted Share Matching Program and expenses incurred to implement the provisions of the Sarbanes-Oxley Act of 2002. As a percentage of revenue, general and administrative expenses, excluding the PSAP expense of $2.9 million, remained relative consistent in the second quarter and first six months of 2004 as compared to the corresponding period in 2003.

Depreciation and amortization expense of $4.3 million in the second quarter of 2004 decreased $0.3 million as compared to the corresponding period in 2003. For the six-month period ended June 30, 2004, depreciation and amortization expense was $8.8 million, a decrease of $0.2 million as compared to the same period in the prior year.

The components of other (expense) income, net, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Minority interest	$ (63)	$ (98)	$ (117)	$ (138)
Loss on sale of assets	(25)	14	(168)	(17)
Equity in earnings of affiliates	(46)	65	(292)	135
Foreign exchange gain (loss)	(593)	405	(577)	(469)
Interest income	47	25	103	65
Other	128	254	305	896
Total other (expense) income, net	$ (552)	$ 665	$ (746)	$ 472

Foreign exchange gains and losses by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Indonesian Rupiah	$ (111)	$ (140)	$ (113)	$ (107)
Russian Ruble	(111)	31	125	56
British Pound	(63)	(17)	130	(34)
Mexican Peso	(45)	18	(3)	(392)
Canadian Dollar	(47)	492	(122)	712
Venezuelan Bolivar	(38)	(13)	(588)	(656)
Other currencies	(178)	34	(6)	(48)
Total (loss) gain	$ (593)	$ 405	$ (577)	$ (469)

As a result of the ongoing political and financial situation in Venezuela, on February 9, 2004, the Venezuelan government devalued their currency, the Bolivar ("VEB"), by 20% to 1,918 VEB per United States Dollar ("USD") versus the rate of 1,596 VEB per USD established in February 2003. In the first quarter of 2004, we incurred foreign exchange losses of approximately $0.6 million on our net monetary assets denominated in VEB. We could be negatively impacted by any additional government-mandated devaluation of the VEB vs. the USD. At June 30, 2004, our net monetary assets denominated in VEB in Venezuela were $3.2 million. A change of 100 VEB in the exchange rate could result in a change of approximately $0.2 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time. We will continue to monitor our operations and financial position in this region.

The effective tax rate for the second quarter of 2004 of 28% increased from the rate calculated for the first quarter of 27% reflecting a shift in earnings taking place in higher tax rate jurisdictions. The year-to-date effective tax rate for the six months ending June 30, 2004 increased slightly from the effective tax rate of 27% for the same period in 2003 due to the increase in international earnings in higher tax rate jurisdictions.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.

In April 2004, we exited the specialized geophysical and seismic-related business that was included in the Reservoir Management segment (See Note 9 to the Consolidated Financial Statements). Our segment information has been restated to reflect this disposal. We expect to incur additional expenses in future periods related to exiting the business which cannot be estimated at this time. In connection with the sales agreement, we paid employee expenses for certain employees. Through June, we have recorded employee expense of approximately $0.4 million and expect to incur approximately $0.7 million of additional employee costs in the third quarter.

Segment Information
	Three Months Ended		Six Months Ended
	2004	2003	2004	2003
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 64,548	$ 59,834	$ 125,033	$ 114,375
Production Enhancement	33,036	26,784	67,437	53,313
Reservoir Management	4,647	4,061	10,078	8,476
Consolidated	$ 102,231	$ 90,679	$ 202,548	$ 176,164

Income (loss) before interest and taxes:
Reservoir Description	$ 7,022	$ 5,652	$ 11,282	$ 8,097
Production Enhancement	3,609	2,237	8,579	3,506
Reservoir Management	763	129	1,099	(261)
Corporate and Other[1]	(2,688)	75	(2,796)	368
Consolidated	$ 8,706	$ 8,093	$ 18,164	$ 11,710

1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

Revenues from the Reservoir Description segment increased $4.7 million in the second quarter of 2004 and $10.7 million for the six-month period ended June 30, 2004 as compared to the same periods in the prior year. The quarterly revenue increase was primarily due to higher oilfield activity in North America which led to an increase in demand for our petrophysical services as well as our inspection services. Revenues were also positively impacted by increased demand for our services in the Middle East and Asia. The increase in revenues for the six-month period ended June 30, 2004 was primarily due to higher oilfield activity in North America and increased demand for services in Europe, the former Soviet Union and the Far East.

Income before interest and tax expense in the second quarter of 2004 increased by 24% or $1.4 million to $7.0 million, creating operating margins of 11% compared to 9% in the same period last year. Income before interest and tax expense for the six-month period ended June 30, 2004 increased by 39% or $3.2 million to $11.3 million, creating operating margins of 9% compared to 7% in the same period in the prior year. The quarter to date and year to date margin increases were primarily due to incremental margins earned from higher sales over our fixed-cost base.

Production Enhancement

Revenues from the Production Enhancement segment were $33.0 million in the second quarter of 2004 compared to $26.8 million in the same period in the prior year, an increase of $6.2 million, or 23%. For the six-month period ended June 30, 2004, revenues increased $14.1 million to $67.4 million as compared to the same period in the prior year. The primary driver of the increases in revenue for both the quarter and six-month periods has been the increased North American natural gas drilling activity 2004. In addition, revenues from substantially all of our international locations increased in 2004 as compared to 2003. As drilling activities have continued to increase, the demand for our well perforating and completion products and diagnostic services have increased.

Income before interest and tax expense in the second quarter of 2004 increased by 61% or $1.4 million to $3.6 million, creating operating margins of 11% compared to 8% in the same period last year. Income before interest and tax expense for the six-month period ended June 30, 2004 increased by 145% or $5.1 million to $8.6 million as compared to the same period in the prior year. The quarter to date and year to date margin increases were primarily due to incremental margins earned from higher sales over our fixed-cost base.

Reservoir Management

Revenues from the Reservoir Management segment were $4.6 million in the second quarter of 2004 compared to $4.1 million in the same period in the prior year, an increase of $0.5 million, or 12%. For the six-month period ended June 30, 2004, revenues increased $1.6 million to $10.1 million as compared to the same period in the prior year. Operating income in the second quarter of 2004 increased by $0.6 million, creating operating margins of 16% compared to 3% from the same period last year. Operating income for the six-month period ended June 30, 2004 increased by $1.4 million as compared to the same period in the prior year. The 2004 improvements are reflective of this segment's focus, after the disposition of our specialized geophysical and seismic-related business, on multi-client reservoir studies designed to help our clients better understand reservoir characteristics to enable them to improve production from their reservoirs.

Discontinued Operations

In the second quarter of 2004, Discontinued Operations incurred a pretax loss of $2.3 million as compared to breakeven in the second quarter of 2003. For the six-month period ended June 30, 2004, Discontinued Operations incurred a pretax loss of $14.4 million as compared to a pretax loss of $0.4 million from the same period last year. Included in the 2004 loss were charges to reflect impairments to goodwill and other intangibles and long-lived asset of $10.8 million as well as a $1.2 million charge to increase the provision for doubtful accounts.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

Cash Flows

For the six month period ended June 30, 2004, cash flows from operating activities of continuing operations were $23.5 million as compared to $24.9 million in the same period in the prior year. Free cash flow (defined as cash from continuing operations less capital expenditures) was $19.9 million as compared to $14.1 million in the same period in the prior year. At June 30, 2004, we had working capital of $96.2 million and a current ratio of 2.6 to 1.0, compared to working capital of $105.1 million and a current ratio of 2.7 to 1.0 at December 31, 2003.

Our investing activities from continuing operations used $3.9 million in the six-month period ended June 30, 2004 as compared to using $21.3 million in the same period in the prior year. Capital expenditures for the six-month period ended June 30, 2004 decreased to $3.7 million from $10.7 million in the same period in the prior year. Included in the investing activities of discontinued operations was cash received for the settlement of a patent infringement lawsuit and $18.4 million of proceeds from the sale of the specialized geophysical and seismic business.

Our significant financing activities for the six-month period ended June 30, 2004 included repurchasing 1,629,200 of our common shares of our stock for an aggregate purchase price of $34.0 million and the issuance of approximately 444,000 shares due to stock option exercises, resulting in proceeds of approximately $5.1 million. Our total borrowings were $13.0 million, while repayments were approximately $20.5 million. At June 30, 2004, $31.0 million was available under our $75.0 million Credit Facility.

In addition, we have Senior Notes, which bear interest at an average fixed interest rate of 8.16%. The Senior Notes require semi-annual interest payments, while interest payments on the Credit Facility are made based on the interest period selected. The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at June 30, 2004. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under both agreements.

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

Our stockholders' meeting at the Annual Stockholders' Meeting on June 2, 2004 approved the cancellation of 2,758,117 of our common shares and approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until December 1, 2005.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American spending by our clients in the remainder of 2004 to increase slightly from 2003 levels in response to increasing oilfield activity. We also believe that the activity levels outside of North America will increase in 2004 compared to 2003 levels. We expect to meet ongoing working capital and capital expenditure requirements from a combination of cash on hand, cash flow from operations and available borrowings under our revolving Credit Facility.

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

Changes in Disclosure Controls and Internal Controls

As part of our effort to have a common system of Internal Controls applicable to our operations world-wide, in 2001, we began an implementation of an enterprise-wide general ledger software system that included an Enterprise Resource Planning ("ERP") System for our manufacturing operations and budget and planning modules, as well as new business processes and procedures to support the software designed to provide us with a common set of Internal Controls in those locations where the new system is implemented. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. At the end of 2002, approximately 62% of our business activity (as expressed in terms of consolidated revenues) was on this software system utilizing common business process and controls, primarily in the United States, Canada, the United Kingdom, and Mexico. In 2003, we installed this software and common set of Internal Controls for our operations in The Netherlands, Denmark, Venezuela, Australia and Thailand. We also upgraded our accounting software system to a more Internet capable version effective August 2003. At the end of the second quarter 2004, approximately 86% of our business activity was on this software system utilizing common business process and controls. We added our Nigerian business activity to our software system in the first quarter of 2004 and our Abu Dubai business activity in the second quarter of 2004. We anticipate installing this same software system and common set of Internal Controls in Malaysia and Indonesia during the third quarter of 2004. In addition, we anticipate adding Russian business activity in late 2004.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2004 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended June 30, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

We continue to devote significant resources and efforts towards compliance with Sarbanes-Oxley Section 404. Walkthroughs of our internal control documentation have been conducted by management at our larger locations and we have commenced testing of these documented controls. We expect to complete the testing in the third and fourth quarters.

CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint seeks unspecified monetary damages. Under the Private Securities Litigation Reform Act of 1995, all discovery in the case is stayed until the defendants' motion to dismiss is resolved. Defendants filed their motion to dismiss on May 21, 2004; plaintiffs filed their opposition on July 20, 2004; and defendants are expected to file their reply in August 2004. We otherwise intend to vigorously defend against this lawsuit.

Item 2. Changes in Securities, Use of Proceeds and Issue Purchases of Equity Securities.

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2004:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE
April 1-30, 2004	269,700	23.52
May 1-31, 2004	597,100	21.48
June 1-30, 2004	182,400	22.02
Total	1,049,200	$ 22.10
  Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual meeting subsequent to 1995, our shareholders have renewed that authorization. At our annual meeting on June 2, 2004, our shareholders approved a further extension of this authority for an additional 18-month period from the date of the annual meeting until December 1, 2005 and authorized the repurchase of an additional 2,774,440 shares. The number of shares that may yet be purchased under the announced program is 1,686,799.

Item 3. ; Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

Shareholders voting at the Annual Meeting on June 2, 2004 and by proxy, elected four members (each, a "Supervisory Director") to the Board of Supervisory Directors of the Company (the "Supervisory Board"), consisting of (i) D. John Ogren, (ii) Joseph R. Perna, and (iii) Jacobus Schouten, as Class II Supervisory Directors and Michael C. Kearney as Class I Supervisory Director, to serve until the annual meeting of shareholders in 2007 and until their successors shall have been duly elected and qualified.

The vote tabulation for the individual Supervisory Directors was as follows:

Director	Shares for	Shares against
D. John Ogren	27,396,435	218,628
Joseph R. Perna	27,396,435	218,628
Jacobus Schouten	27,396,435	218,628
Michael C. Kearney	27,396,435	218,628

Shareholders also confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 2003. The proposal was approved by 26,821,770 votes for, 768,071 votes against, with 25,222 abstentions.

Shareholders approved the cancellation of 2,758,117 of our common shares which represents 10% of the Company's issued share capital. The proposal was approved by 22,864,130 votes in favor, 474,519 votes against, with 11,112 abstentions.

Shareholders approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until December 1, 2005. The proposal was approved by 22,871,306 votes in favor, 468,364 votes against, with 10,091 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) of common and/or preferred shares of the Company until June 1, 2009. The proposal was approved by 22,455,469 votes in favor, 868,030 votes against, with 26,262 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of common shares of the Company until June 1, 2009. The proposal was approved by 21,801,170 votes in favor, 1,518,609 votes against, with 23,982 abstentions.

Shareholder ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ended December 31, 2004. The proposal was approved by 27,124,176 votes in favor, 470,156 votes against, with 20,731 abstentions.

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

(b) Reports on Form 8-K

On April 26, 2004 we filed a Form 8-K reporting under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits". The report disclosed the announcement of the sale of our specialized geophysical and seismic-related assets and business.

On April 29, 2004 we furnished a Form 8-K reporting under Item 12 "Disclosure of Results of Operations and Financial Condition". The report disclosed the press release announcing the results of operations for the first quarter ended March 31, 2004.

On May 7, 2004 we filed a Form 8-K/A reporting under Item 2 "Acquisition or Disposition of Assets" and Item 7 "Financial Statements, Pro Forma Financial Information and Exhibits". The report amends the Form 8-K filed on April 26, 2004 to include the pro forma financial information and exhibits related to the sale of our specialized geophysical and seismic-related assets and business.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V.

Dated:	August 4, 2004	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer