Form 10-Q
period 2004-09-30
CORE LABORATORIES N V
filed 2004-11-05
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at October 27, 2004 was 26,287,656.

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
	September 30,2004	December 31,2003
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 17,688	$ 16,225
Accounts receivable, net of allowance for doubtful accounts of
$6,734 and $7,094, respectively	93,462	89,204
Inventories, net	32,517	31,314
Prepaid expenses and other current assets	8,364	10,345
Current assets held for sale	88	19,865
Total current assets	152,119	166,953

PROPERTY, PLANT AND EQUIPMENT, net	81,236	87,336
INTANGIBLES, net	6,039	6,098
GOODWILL, net	132,178	132,178
OTHER ASSETS	8,807	9,136
LONG TERM ASSETS HELD FOR SALE	-	19,695
Total assets	$ 380,379	$ 421,396

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 400	$ 3,417
Accounts payable	25,585	25,490
Accrued payroll and related costs	16,321	11,271
Current liabilities of discontinued/held for sale operations	1,901	6,425
Other accrued expenses	14,852	15,271
Total current liabilities	59,059	61,874

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	117,331	124,684
DEFERRED COMPENSATION	9,243	6,722
DEFERRED TAX LIABILITY	886	816
OTHER LONG-TERM LIABILITIES	6,051	5,820
MINORITY INTEREST	1,245	1,068
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized,
none issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
27,828,522 issued and 26,333,581 outstanding at 2004 and
30,099,578 issued and 27,883,020 outstanding at 2003	482	509
Additional paid-in capital	120,561	152,547
Deferred compensation	(2,600)	-
Retained earnings	101,187	97,947
Treasury shares (at cost) 1,494,941 and 2,216,558 at 2004
and 2003, respectively	(33,066)	(30,591)
Total shareholders' equity	186,564	220,412
Total liabilities and shareholders' equity	$ 380,379	$ 421,396

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Three Months Ended September 30,
	2004	2003
	(Unaudited)
REVENUES:
Services	$ 82,959	$ 76,429
Product sales	25,820	21,362
	108,779	97,791
OPERATING EXPENSES:
Cost of services	64,182	58,211
Cost of sales	21,380	17,269
General and administrative expenses	6,285	5,576
Depreciation	3,876	4,633
Amortization	52	101
Other expense (income), net	(362)	(229)
	95,413	85,561

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	13,366	12,230

INTEREST EXPENSE	2,017	2,075

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	11,349	10,155
INCOME TAX EXPENSE	3,115	2,615
INCOME FROM CONTINUING OPERATIONS	8,234	7,540
DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of tax benefit of $67 and $435 in 2004 and 2003, respectively)	(929)	(1,645)
NET INCOME	$ 7,305	$ 5,895
EARNINGS PER SHARE INFORMATION:
Basic earnings from continuing operations	$ 0.31	$ 0.26
Loss from discontinued operations	(0.03)	(0.06)
BASIC EARNINGS PER SHARE	$ 0.28	$ 0.20

Diluted earnings from continuing operations	$ 0.29	$ 0.25
Loss from discontinued operations	(0.03)	(0.05)
DILUTED EARNINGS PER SHARE	$ 0.26	$ 0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,530	29,427
Diluted	28,506	30,019

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
REVENUES:
Services	$ 241,526	$ 217,074
Product sales	69,801	56,881
	311,327	273,955
OPERATING EXPENSES:
Cost of services	187,988	172,494
Cost of sales	56,983	48,370
General and administrative expenses	21,710	16,136
Depreciation	12,493	13,451
Amortization	239	265
Other expense (income), net	384	(701)
	279,797	250,015

INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	31,530	23,940

INTEREST EXPENSE	6,057	5,478

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	25,473	18,462
INCOME TAX EXPENSE	6,992	4,835
INCOME FROM CONTINUING OPERATIONS	18,481	13,627
DISCONTINUED OPERATIONS:
Loss from discontinued operations (net of tax benefit of $180 and $513 in 2004 and 2003, respectively)	(15,241)	(1,940)
NET INCOME	$ 3,240	$ 11,687
EARNINGS PER SHARE INFORMATION:
Basic earnings from continuing operations	$ 0.68	$ 0.44
Loss from discontinued operations	(0.56)	(0.06)
BASIC EARNINGS PER SHARE	$ 0.12	$ 0.38

Diluted earnings from continuing operations	$ 0.64	$ 0.43
Loss from discontinued operations	(0.53)	(0.06)
DILUTED EARNINGS PER SHARE	$ 0.11	$ 0.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	27,102	30,900
Diluted	28,920	31,391

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)
Net income	$ 3,240	$ 11,687
Loss from discontinued operations, net of tax	15,241	1,940
Income from continuing operations	18,481	13,627
Adjustments to reconcile income from continuing operations to cash provided by operating activities:
Provision for doubtful accounts	63	2,525
Inventory obsolescence	2,425	683
Equity in loss (earnings) of unconsolidated affiliates	272	(177)
Minority interest	177	284
Non-cash expense related to deferred compensation arrangements	5,907	1,485
Depreciation and amortization	12,732	13,716
Debt issuance costs amortization	192	105
Loss on sale of assets	263	86
Deferred income taxes	158	742
Decrease (increase) in value of life insurance policies	15	(253)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(4,064)	(897)
Inventories	(3,628)	2,758
Prepaid expenses and other current assets	1,981	2,250
Other long term assets	237	3,024
Accounts payable	95	709
Accrued expenses and other long term liabilities	1,700	5,596
Net cash provided by operating activities − continuing operations	37,006	46,263
Net cash provided by (used in ) operating activities − discontinued operations	241	(5,294)
Net cash provided by operating activities	37,247	40,969
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,215)	(13,636)
Intangibles	(180)	(163)
Acquisitions	-	(10,733)
Proceeds from sale of assets	574	535
Premiums on life insurance	(656)	(579)
Discontinued operations	19,469	(5,495)
Net cash provided by (used in) investing activities	11,992	(30,071)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(24,088)	(8,008)
Proceeds from debt borrowings	14,000	45,000
Deferred financing costs	-	(522)
Capital lease obligations	(288)	(38)
Stock options exercised	5,702	281
Repurchase of common shares	(43,102)	(45,777)
Discontinued operations	-	(800)
Net cash used in financing activities	(47,776)	(9,864)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,463	1,034
CASH AND CASH EQUIVALENTS, beginning of period	16,225	14,415
CASH AND CASH EQUIVALENTS, end of period	$ 17,688	$ 15,449
Supplemental disclosures of cash flow information:
Cash payments for interest	$ 7,054	$ 6,664
Cash payments for taxes	$ 5,337	$ 4,412
Non-cash investing and financing activities:
Additional consideration for acquisition of ADS	$ -	$ 2,237
Capital lease additions	$ 6	$ 553

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S.") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements.

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the nine months ended September 30, 2004 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2004.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2003 was derived from the 2003 audited consolidated financial statements restated for discontinued operations. Certain reclassifications have been made to year 2003 amounts in order to present these results on a comparable basis with amounts for year 2004.

References to "Core Lab," the "Company," "we," "our," and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2003.

2. STOCK-BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), encourages, but does not require, companies to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial model. As permitted under SFAS No. 123, we apply the intrinsic method to account for employee stock options, as defined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). The intrinsic method does not require the recognition of compensation cost for options granted with an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly, we do not recognize compensation cost associated with our stock option grants. However, we have recognized compensation expense related to other stock-based compensation arrangements, including the Executive Restricted Share Matching Program, the Performance Share Award Program ("PSAP") and the Restricted Share Award Program ("RSAP"). The following table summarizes the pro forma impact on net income and earnings per share of applying the fair value method prescribed by SFAS No. 123 to our stock-based compensation arrangements (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)

Net income as reported:	$ 7,305	$ 5,895	$ 3,240	$ 11,687
Add: stock-based compensation expense included in reported income, net of tax	665	148	3,762	443
Less: stock-based compensation expense determined under fair value method, net of tax	(954)	(664)	(4,624)	(2,120)
Pro forma income	$ 7,016	$ 5,379	$ 2,378	$ 10,010

Basic earnings per share:
As reported	$ 0.28	$ 0.20	$ 0.12	$ 0.38
Pro forma	$ 0.26	$ 0.18	$ 0.09	$ 0.32
Diluted earnings per share:
As reported	$ 0.26	$ 0.20	$ 0.11	$ 0.37
Pro forma	$ 0.25	$ 0.18	$ 0.08	$ 0.32

In March 2004, the Financial Accounting Standards Board ("FASB") issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95," which may eliminate the ability to account for share-based compensation transactions using APB No. 25. In October 2004, the FASB delayed the effective date of this proposed pronouncement until June 2005. See Note 11, Recent Accounting Pronouncements.

Executive Restricted Share Matching Program

The Executive Restricted Share Matching Program was implemented in June 2002 to encourage personal investment in our common stock by our executive officers. Under the program, we matched on a one-for-one basis each share that an executive purchased on the open market during a specified period, for an aggregate of 132,853 shares. The Executive Restricted Share Matching Program is a variable stock award plan under which we have recorded compensation expense totaling $0.4 million and $1.8 million for the three and nine months ended September 30, 2004, respectively and $0.2 million and $0.6 million for the three and nine months ended September 30, 2003, respectively.

Performance Share Award Program

Under this program, certain executives were awarded rights to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Rights relating to an aggregate of 125,000 shares, 125,000 shares and 120,000 shares were issued with respect to the performance period ending on December 31, 2004, 2005 and 2006, respectively.  Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods.

There are two difference performance targets for the 120,000 share awards whose performance period begins January 1, 2004 and ends on December 31, 2006.  The performance target for the rights with respect to a total of 60,000 shares is similar to those for previously issued awards.  Rights with respect to the other 60,000 shares are subject to a performance goal that is based on a calculated return on equity versus a pre-determined target return on equity of 18%.  Pursuant to the agreement, return on equity is calculated by dividing earnings before interest and income tax from continuing operations for the performance period by ending shareholders' equity for the performance period ("ROE").  Unless there is a change in control, none of these 60,000 shares will be issued if the ROE for Core Lab is less than 12% for the three-year performance period. If our ROE for the performance period equals 12%, then 20% of the shares will be issued, and if our ROE for the performance period equals or exceeds 18%, then 100% of the shares will be issued.  If our ROE for the performance period is greater than 12% but less than 18%, then the number of shares to be issued would be interpolated based on the terms of the agreement.

We included $3.1 million of compensation expense in our results of operations for the nine months ended September 30, 2004 related to the 125,000 shares whose performance period ends December 31, 2004, as management believes it is probable that the performance requirements relating to those awards will be met. No compensation expense has been recorded related to the remaining shares, as management cannot determine if it is probable that the performance requirements for these plans will be met. If it were probable that the performance criteria would be met under these arrangements, based on September 30, 2004 stock prices, we would have recorded an additional $5.9 million of compensation expense as of September 30, 2004.

For purposes of determining the diluted weighted average shares outstanding at September 30, 2004, we calculated 361,272 contingently issuable shares under the PSAP based on our common stock's performance relative to the performance targets, assuming the shares were fully vested as of that date. These contingent shares have been included in the calculation of diluted weighted average shares outstanding at September 30, 2004. See Note 5, Earnings Per Share.

Restricted Share Award Program

In 2004, the Board of Supervisory Directors of Core Lab approved the RSAP to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement, we granted to key employees contingent rights  to receive an aggregate of 128,500 shares of our common stock. This arrangement is a fixed award which will require us to recognize compensation expense totaling $2.9 million over a seven-year vesting period that began on January 1, 2004. However, we may be required to recognize this expense earlier if one of two performance accelerators is satisfied, or if certain other events occur as specified in the related agreements. We have recognized compensation expense totaling $312,000 under this award program for the quarter and nine months ended September 30, 2004.

3. INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
	(Unaudited)
Finished goods	$ 30,530	$ 28,675
Parts and materials	4,143	4,297
Work in progress	964	941
Total inventories	35,637	33,913
Less - valuation reserves	3,120	2,599
Inventories, net	$ 32,517	$ 31,314

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Statement of Operations.

4. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is summarized in the following table (in thousands):

	September 30,	December 31,
	2004	2003
	(Unaudited)
$75,000 Credit Facility	$ 42,000	$ 49,000
Senior Notes	75,000	75,000
Capital lease obligations	308	589
Other indebtedness	423	3,512
Total debt and capital leases obligations	117,731	128,101
Less - current maturities	400	3,417
Long-term debt and capital lease obligations, net of current maturities	$ 117,331	$ 124,684

At September 30, 2004, the weighted average interest rate of amounts outstanding under the $75.0 million credit facility ("Credit Facility") was 3.00%. The weighted average interest rate under this facility was 2.93% for the nine months ended September 30, 2004. This revolving credit facility matures on June 26, 2006 and requires interest payments based on the interest period selected.

In July 1999, we issued $75.0 million in Senior Notes that bear an average fixed interest rate of 8.16% and require annual principal payments of $7.0 million for Series A beginning on July 22, 2005 and continuing through July 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing through July 2011, in addition to semi-annual interest payments.

A principal payment of approximately $7.0 million is due under our Senior Notes within one year of September 30, 2004. We have classified this obligation as long-term as of September 30, 2004, as management expects to refinance with borrowings under our Credit Facility. Available capacity under the Credit Facility was $33.0 million as of September 30, 2004.

5. EARNINGS PER SHARE

Basic earnings per common share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share includes additional shares in the weighted average share calculations associated with the incremental effect of dilutive employee stock options, restricted stock awards and contingently issuable shares, as determined using the treasury stock method. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	26,530	29,427	27,102	30,900
Effect of dilutive securities:
Stock options (1)	1,524	342	1,390	241
Contingent shares	361	250	361	250
Restricted stock and other (1)	91	−	67	−
Weighted average diluted common and potential common shares outstanding	28,506	30,019	28,920	31,391

(1) The effect of anti-dilutive shares associated with these securities has been excluded from the weighted average share calculations at September 30, 2004. If these shares had been included, the impact would have been a decrease in weighted average shares outstanding of 6 shares and 44 shares for the quarter and nine months ended September 30, 2004, respectively, and 2,249 shares and 2,334 shares for the corresponding periods in 2003.

6. SEGMENT REPORTING

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

In March 2004, we decided to exit the specialized geophysical and seismic-related business, a component of our Reservoir Management segment, and on April 22, 2004 the business line was sold. See Note 10, Discontinued Operations. All summarized financial information has been restated to reflect this sale.

Segment Analysis

We manage each of our business segments separately to reflect the different services and technologies provided and required by each segment. We use the same accounting policies to account for our business segments as those used to prepare our Consolidated Balance Sheets and Statements of Operations. We evaluate the performance of our business segments on the basis of net income or loss from continuing operations before income tax and interest expense. In April 2004, we sold our specialized geophysical and seismic-related business, which was previously included in the Reservoir Management segment. The related assets and liabilities were reclassified as Assets Held for Sale as of September 30, 2004 and December 31, 2003.

Summarized financial information related to our business segments is shown in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 78,518	$ 76,978	$ 234,037	$ 221,399
Production Enhancement	40,367	33,289	108,718	86,906
Reservoir Management	5,686	4,541	16,098	14,881
Inter-segment Revenues	(15,792)	(17,017)	(47,526)	(49,231)
Consolidated	$ 108,779	$ 97,791	$ 311,327	$ 273,955

Income (loss) before interest and taxes:
Reservoir Description	$ 7,402	$ 6,953	$ 18,684	$ 15,050
Production Enhancement	5,053	3,318	13,632	6,824
Reservoir Management	900	1,545	1,999	1,284
Corporate and Other[1]	11	414	(2,785)	782
Consolidated	$ 13,366	$ 12,230	$ 31,530	$ 23,940

	September 30,	December 31,
	2004	2003
Assets:	(Unaudited)
Reservoir Description	$ 199,520	$ 200,047
Production Enhancement	148,577	147,871
Reservoir Management	12,889	13,020
Total business segments	360,986	360,938
Corporate and Other (1)	19,305	20,898
Assets of Discontinued/Held for Sale Operations	88	39,560
Consolidated	$ 380,379	$ 421,396

(1) "Corporate and Other" represents those items that are not directly related to a particular segment.

7. SHAREHOLDERS' EQUITY

During the quarter and nine months ended September 30, 2004, we repurchased 407,300 shares of our common stock for $9.1 million, and 2,036,500 shares for $43.1 million, respectively, at an average price of $22.34 and $21.16 per share, respectively. We issued approximately 43,000 shares and 487,000 shares of common stock, respectively, as a result of stock option exercises, for which we received proceeds of approximately $0.6 million and $5.7 million, respectively.

Our stockholders at the Annual Stockholders' Meeting on June 2, 2004 approved the cancellation of 2,758,117 of our common shares and approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until December 1, 2005. As of September 30, 2004, these 2,758,117 treasury shares were cancelled at historical cost, totaling $40.6 million, or $14.73 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock.

At September 30, 2004, we had the authority to repurchase approximately 1,279,500 additional shares under our stock repurchase program.

8. GOODWILL AND INTANGIBLES

During 2004, we recorded a goodwill impairment charge of approximately $4.9 million related to the sale of our specialized geophysical and seismic-related business in April 2004. Goodwill and intangible assets decreased approximately $4.7 million in connection with recording this sale. See Note 11, Discontinued Operations.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we evaluate goodwill for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired, except as discussed concerning our discontinued operations.

9. OTHER (EXPENSE) INCOME

The components of other (expense) income, net, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Minority interest	$ (60)	$ (146)	$ (177)	$ (284)
Loss on sale of assets	(95)	(69)	(263)	(86)
Equity in earnings (loss) of affiliates	20	42	(272)	177
Foreign exchange gain (loss)	185	36	(392)	(433)
Interest income	27	26	130	91
Other	285	340	590	1,236
Total other income (expense), net	$ 362	$ 229	$ (384)	$ 701

Foreign exchange gains and losses by currency are summarized in the following table (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Indonesian Rupiah	$ 38	$ (2)	$ (75)	$ (109)
Russian Ruble	(42)	15	83	71
British Pound	(43)	(76)	87	(110)
Mexican Peso	(16)	(140)	(19)	(532)
Canadian Dollar	232	(11)	110	701
Venezuelan Bolivar	77	31	(511)	(625)
Other currencies	(61)	219	(67)	171
Total gain (loss)	$ 185	$ 36	$ (392)	$ (433)

10. DISCONTINUED OPERATIONS

In March 2004, the Board of Supervisory Directors approved a plan to exit the specialized geophysical and seismic-related business that was included in our Reservoir Management segment.

On April 22, 2004, we sold our specialized geophysical and seismic-related assets and business to Paradigm Geotechnology ("Paradigm"), a privately held company, for approximately $18.2 million in cash proceeds in addition to certain assumed liabilities. The amount of consideration paid was determined in arms-length negotiations between the parties. The transaction includes certain assets and liabilities in Calgary and Houston and two entities in Mexico. In the third quarter of 2004, we recognized a net obligation of approximately $0.4 million related to the working capital adjustment provisions of the sales agreement. We have not yet finalized the working capital adjustment amount with Paradigm, and as such, the amount owed may change. In connection with the sales agreement, we paid employee costs of approximately $0.9 million through September 2004. Proceeds from the sale of this business were used to pay down debt and continue our stock repurchase program.

The assets related to this business which were not sold will be disposed of during the next twelve months. The results of operations of the specialized geophysical and seismic-related business sold or disposed of are reported as Discontinued Operations on the Consolidated Statements of Operations and the assets and liabilities associated with these discontinued operations are classified as Assets and Liabilities Held for Sale.

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

Impairment of goodwill to fair value	$ 4,887
Impairment of intangibles to fair value	3,092
Impairment of long-lived assets to fair value	3,266
Provision for doubtful accounts	1,200
Total	$ 12,445

Historical results for discontinued operations have been adjusted to eliminate corporate allocations and inter-company transactions. These results of operations, as adjusted, are presented in the following table for the quarters and nine-month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenue	$ 6	$ 7,857	$ 3,654	$ 24,863
Pretax loss	$ (996)	$ (2,080)	$(15,421)	$ (2,453)
Loss after tax (expense) benefit	$ (929)	$ (1,645)	$(15,241)	$ (1,940)

The summarized balance sheet lines of the specialized geophysical and seismic-related business as of September 30, 2004 and December 31, 2003 have been reclassified as shown below (in thousands):

	September 30,	December 31,
	2004	2003
	(Unaudited)
Accounts receivable, net	$ 49	$ 18,709
Other current assets	39	1,156
Current assets of discontinued/held for sale operations	$ 88	$ 19,865

Property, plant and equipment, net	$ -	$ 7,475
Goodwill and other intangibles, net	-	12,007
Other assets	-	213
Long term assets of discontinued/held for sale operations	$ -	$ 19,695

Accounts payable	$ 1,235	$ 1,636
Accrued payroll and related cost	20	578
Other accrued expenses	646	4,211
Current liabilities of discontinued/held for sale operations	$ 1,901	$ 6,425

11. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued an amendment of SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits". This amendment requires additional annual disclosures about pension or postretirement plan assets and liabilities, disclosure of investment policies and strategies for plan assets, basis for expected rate of return on assets and total accumulated benefit obligation under the plan. In addition, entities must disclose the benefits expected to be paid in each of the next five years under each pension or postretirement plan and the aggregate amount expected to be paid for the succeeding five-year period. Furthermore, this pronouncement requires interim disclosures of the components of net periodic benefit cost in tabular format and contributions paid or expected to be paid during the current fiscal year. This pronouncement becomes effective for foreign plans for years ending after June 15, 2004. We do not expect this pronouncement to have a material effect on our financial position or results of operations.

In March 2004, the FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95". This proposed statement would prohibit companies from using the intrinsic method of accounting for stock-based compensation currently permitted by APB No. 25, and would generally require the use of the fair-value method of accounting as prescribed in SFAS No. 123. If this exposure draft is approved, we would expect to record a charge to compensation expense associated with our employee stock options outstanding, and may incur additional compensation costs in future periods as outstanding employee stock options vest. On October 13, 2004, the FASB announced that it plans to issue a final standard related to this issue by December 31, 2004, and deferred the effective date of this proposed standard until after June 15, 2005.

12. LITIGATION

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint seeks unspecified monetary damages. Under the Private Securities Litigation Reform Act of 1995, all discovery in the case is stayed until the defendants' motion to dismiss is resolved. Defendants filed their motion to dismiss on May 21, 2004; plaintiffs filed their opposition on July 20, 2004; and defendants filed their reply in August 2004. We intend to vigorously defend against this lawsuit.

Return to Index

CORE LABORATORIES N.V.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Core Laboratories N.V. was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management products and services to the oil and gas industry. These products and services can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 4,500 people worldwide.

References to "Core Lab," the "Company," "we," "our," and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

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

Risk Factors

There are various risk factors which impact our business. A listing of the most significant risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2003. Risk factors related to our business have not changed materially during the nine months ended September 30, 2004.

Results of Operations

Results of operations as a percentage of applicable revenue were as follows:

	Three Months Ended September 30,				% Change
	2004		2003		2004/2003
REVENUES	(dollars, in thousands)
Services	$ 82,959	76%	$ 76,429	78%	9%
Product sales	25,820	24%	21,362	22%	21%
Total revenue	108,779	100%	97,791	100%	11%
OPERATING EXPENSES:
Cost of services*	64,182	77%	58,211	76%	10%
Cost of sales*	21,380	83%	17,269	81%	24%
Total cost of services and sales	85,562	79%	75,480	77%	13%
General and administrative expenses	6,285	6%	5,576	6%	13%
Depreciation and amortization	3,928	4%	4,734	5%	(17%)
Other expense (income), net	(362)	0%	(229)	0%	58%
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	13,366	12%	12,230	13%	9%
Interest expense	2,017	2%	2,075	2%	(3%)
Income from continuing operations before income tax expense	11,349	10%	10,155	10%	12%
Income tax expense	3,115	3%	2,615	3%	19%
Income from continuing operations	8,234	8%	7,540	8%	9%
Loss from operations of discontinued business, net of tax	(929)	(1%)	(1,645)	(2%)	(44)%
NET INCOME	$ 7,305	7%	$ 5,895	6%	24%

*Percentage based on applicable revenue rather than total revenue

	Nine Months Ended September 30,				% Change
	2004		2003		2004/2003
REVENUES	(dollars, in thousands)
Services	$ 241,526	78%	$217,074	79%	11%
Product sales	69,801	22%	56,881	21%	23%
Total revenue	311,327	100%	273,955	100%	14%
OPERATING EXPENSES:
Cost of services*	187,988	78%	172,494	79%	9%
Cost of sales*	56,983	82%	48,370	85%	18%
Total cost of services and sales	244,971	79%	220,864	81%	11%
General and administrative expenses	21,710	7%	16,136	6%	35%
Depreciation and amortization	12,732	4%	13,716	5%	(7%)
Other expense (income), net	384	0%	(701)	0%	(155%)
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	31,530	10%	23,940	9%	32%
Interest expense	6,057	2%	5,478	2%	11%
Income from continuing operations before income tax expense	25,473	8%	18,462	7%	38%
Income tax expense	6,992	2%	4,835	2%	45%
Income from continuing operations	18,481	6%	13,627	5%	36%
Loss from operations of discontinued business, net of tax	(15,241)	(5%)	(1,940)	(1%)	686%
NET INCOME	$ 3,240	1%	$ 11,687	4%	(72%)

*Percentage based on applicable revenue rather than total revenue

These results of operations have been restated for all periods presented for discontinued operations associated with our specialized geophysical and seismic-related business which was sold in April 2004.

Operating Results for the Quarter and Nine Months Ended September 30, 2004 Compared to the Quarter and Nine Months Ended September 30, 2003 (unaudited)

Service Revenues

Service revenues increased 9% from $76.4 million for the third quarter of 2003 to $83.0 million for the third quarter of 2004, and increased 11% from $217.1 million to $241.5 million for the nine-month periods ended September 30, 2003 and 2004, respectively. The quarterly and year-over-year increases in revenue were primarily due to increased North American oilfield activities, which created greater demand for our Reservoir Description and Production Enhancement services. The North American rig count increased from an average of 1,363 operating rigs for the nine months ended September 30, 2003 to an average of 1,516 operating rigs for the respective period in 2004, as reported by Baker Hughes Incorporated.

Product Sale Revenues

Revenues associated with product sales increased 21%, to $25.8 million for the third quarter of 2004 from $21.4 million for the third quarter of 2003, and increased 23%, to $69.8 million for the nine months ended September 30, 2004 from $56.9 million for the nine months ended September 30, 2003. The increases were primarily a result of increased drilling activity for natural gas in the North American markets, which resulted in higher demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of service revenue was 77% for the quarter ended September 30, 2004, compared to 76% for the corresponding quarter in 2003. An improvement was experienced for the year-over-year nine-month results, as cost of services expressed as a percentage of service revenue was 78% and 79% for the periods ended September 30, 2004 and 2003, respectively. The year-over-year decline in the cost of services relative to revenue was primarily attributed to higher revenues earned on relatively fixed costs.

Cost of Sales

Cost of sales as a percentage of product sale revenues increased to 83% from 81% for the quarters ended September 30, 2004 and 2003, respectively. The increase in the percentage was primarily due to additional costs associated with the continuing efforts of our inventory reduction initiative. Cost of sales as a percentage of product sale revenues for the nine-month periods ended September 30, 2004 and 2003 declined to 82% from 85%. The improvement was attributable to cost reduction efforts in 2004 to enhance our manufacturing efficiencies.

General and Administrative Expenses

General and administrative expenses increased 13%, to $6.3 million for the third quarter of 2004, compared to $5.6 million for the third quarter of 2003 and increased 35% to $21.7 million for the nine months ended September 30, 2004 compared to $16.1 million for the nine months ended September 30, 2003. The quarterly and year-over-year increases were primarily due to compensation expense associated with certain incentive benefit programs such as the PSAP and RSAP and costs incurred in 2004 to comply with the Sarbanes-Oxley Act of 2002. As a percentage of revenues, general and administrative expenses were relatively consistent for these periods.

Depreciation and Amortization Expense

Depreciation and amortization expense of $3.9 million in the third quarter of 2004 decreased $0.8 million, or 17%, from $4.7 million for the third quarter of 2003. For the nine months ended September 30, 2004, depreciation and amortization expense was $12.7 million, a decrease of $1.0 million as compared to the same period in the prior year. Amortization expense remained relatively consistent for the quarters and nine-month periods ended September 30, 2004 and 2003. The decrease in depreciation expense for the year-over-year quarters and nine-month periods is due to a decline in capital expenditures during 2004 over 2003 and a general run-off of depreciation expense associated with older assets.

Other (Expense) Income, Net

Other (expense) income, net consisted of the following at September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Minority interest	$ (60)	$ (146)	$ (177)	$ (284)
Loss on sale of assets	(95)	(69)	(263)	(86)
Equity in earnings (loss) of affiliates	20	42	(272)	177
Foreign exchange gain (loss)	185	36	(392)	(433)
Interest income	27	26	130	91
Other	285	340	590	1,236
Total other (expense) income, net	$ 362	$ 229	$ (384)	$ 701

Foreign exchange gains and losses by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Indonesian Rupiah	$ 38	$ (2)	$ (75)	$ (109)
Russian Ruble	(42)	15	83	71
British Pound	(43)	(76)	87	(110)
Mexican Peso	(16)	(140)	(19)	(532)
Canadian Dollar	232	(11)	110	701
Venezuelan Bolivar	77	31	(511)	(625)
Other currencies	(61)	219	(67)	171
Total (loss) gain	$ 185	$ 36	$ (392)	$ (433)

As a result of the ongoing political and financial situation in Venezuela, on February 9, 2004, the Venezuelan government devalued their currency, the Bolivar ("VEB"), by 20% to 1,918 VEB per United States Dollar ("USD") as compared to the rate of 1,596 VEB per USD established in February 2003. In the first quarter of 2004, we incurred foreign exchange losses of approximately $0.6 million on our net monetary assets denominated in VEB.

Interest Expense

Interest expense decreased 3% to $2.0 million for the third quarter of 2004 compared to $2.1 million for the third quarter of 2003. The year-over-year nine-month increase in interest expense was 11%, to $6.1 million for the nine months ended September 30, 2004 compared to $5.5 million for the nine months ended September 30, 2003.

Income Tax Expense

The effective tax rate for the third quarter of 2004 was 27.45% compared to 25.75% for the third quarter of 2003. The year-to-date effective tax rate for the nine months ending September 30, 2004 increased to an effective tax rate of 27.45% from 26.19% for the same period in 2003. These increases were due primarily to international earnings in higher tax rate jurisdictions.

Discontinued Operations

We recorded a loss of $0.9 million related to discontinued operations for the quarter ended September 30, 2004, as compared to a loss of $1.6 million for the quarter ended September 30, 2003. For the nine-month period ended September 30, 2004, we incurred a loss of $15.2 million related to our discontinued operations, compared to a loss of $1.9 million for the respective period in 2003. The third quarter 2004 results included an additional charge of $0.4 million to record the estimated working capital adjustments related to the sale to Paradigm Geotechnology. Included in the 2004 loss were charges related to impairment of goodwill, certain intangible assets and other long-lived assets totaling $11.2 million, and a charge of $1.2 million to the provision for doubtful accounts.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.

In April 2004, we exited the specialized geophysical and seismic-related business that was previously in the Reservoir Management segment. Our segment information has been restated to reflect the sale of these net assets. We expect to incur additional expenses related to exiting this business line which cannot be estimated at this time. In connection with the sales agreement, we paid employee expenses totaling approximately $0.9 million through September 30, 2004.

Segment Information
	Three Months Ended		Nine months Ended
	2004	2003	2004	2003
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 63,649	$ 62,277	$ 188,682	$ 176,652
Production Enhancement	39,409	31,769	106,846	85,082
Reservoir Management	5,721	3,745	15,799	12,221
Consolidated	$ 108,779	$ 97,791	$ 311,327	$ 273,955

Income (loss) before interest and taxes:
Reservoir Description	$ 7,402	$ 6,953	$ 18,684	$ 15,050
Production Enhancement	5,053	3,318	13,632	6,824
Reservoir Management	900	1,545	1,999	1,284
Corporate and Other (1)	11	414	(2,785)	782
Consolidated	$ 13,366	$ 12,230	$ 31,530	$ 23,940

(1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

Revenues from the Reservoir Description segment increased $1.4 million in the third quarter of 2004 and $12.0 million for the nine months ended September 30, 2004 as compared to the same periods in the prior year. The quarterly and nine-month revenue increases during the periods ended September 30, 2004 and 2003 were primarily due to increased North American oilfield activity which increased demand for our reservoir rock analysis and our fluid analysis and characterization. Revenues were also positively impacted by increased demand for our services in Europe and the Far East.

Income before interest and tax expense in the third quarter of 2004 increased by 6% or $0.4 million to $7.4 million compared to $7.0 million for the third quarter of 2003. Operating margins were 12% in 2004 compared to 11% in 2003. Income before interest and tax expense for the nine-month periods ended September 30, 2004 and 2003 increased by 24% or $3.6 million to $18.7 million from $15.1 million. Operating margins were 10% for the first nine months of 2004 compared to 9% for the same period in 2003. Increases in income before interest and tax expense were primarily due to incremental margins earned from higher sales over our relatively fixed-cost base.

Production Enhancement

Revenues from the Production Enhancement segment increased $7.6 million in the third quarter of 2004 and $21.8 million for the nine months ended September 30, 2004 as compared to the respective periods in 2003. The primary driver of the increases in revenue for both the quarter and nine-month periods has been the increase in North American natural gas drilling activity in 2004 relative to 2003. In addition, revenues from most of our international locations increased in 2004 over 2003. As drilling activities increased, demand for our well perforating and completion products and diagnostic services have increased.

Income before interest and tax expense in the third quarter of 2004 increased by 52% or $1.7 million to $5.1 million from $3.3 million for the third quarter of 2003. Operating margins increased to 13% in the third quarter of 2004 compared to 10% for the same period in 2003. Income before interest and tax expense for the nine-month periods ended September 30, 2004 and 2003 increased by 100% or $6.8 million year-over-year, to $13.6 million compared to $6.8 million. The quarter-to-date and year-to-date margin increases were primarily due to incremental margins earned from higher sales over our relatively fixed-cost base.

Reservoir Management

Revenues from the Reservoir Management segment increased $2.0 million, or 53%, in the third quarter of 2004 and $3.6 million for the nine months ended September 30, 2004, as compared to the respective periods in 2003. These quarterly and year-over-year improvements are a result of increased sales of our multi-client reservoir studies and increased international demand for our well monitoring services. These studies are designed to help our clients better understand reservoir characteristics to enable them to improve production from their reservoirs.

Income before interest and tax expense in the third quarter of 2004 decreased by 42% or $0.6 million to $0.9 million from $1.5 million for the third quarter of 2003, primarily due to studies in the Middle East during 2003. Results for the nine months ended September 30, 2004 increased by $0.7 million, or 56%, compared to the respective period in 2003. The nine-month increase in income before interest and tax expense was related to multi-client reservoir studies in Libya and the United States, as well as increased international demand for our well monitoring services.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt.

Cash Flows

The following table summarizes cash flows from continuing operations for the nine months ended September 30, 2004 and 2003:

	Nine Months Ended September 30,
	2004	2003
Continuing Operations	( unaudited, in thousands)
Cash provided by operating activities − continuing operations	$ 37,006	$ 46,263
Cash used by investing activities	7,477	24,576
Cash used by financing activities	47,776	9,864

The decrease in cash flows provided by operating activities from continuing operations was primarily attributable to an increase in receivables and inventory and a decrease in accrued expenses, partially offset by higher net income from continuing operations. At September 30, 2004 and December 31, 2003, we had working capital of $93.1 million and $105.1 million, respectively. Free cash flow (defined as net cash provided by operating activities from continuing operations less capital expenditures) was $29.8 million as compared to $32.6 million in the same period in the prior year.

	Nine Months Ended September 30,
	2004	2003
	( unaudited, in thousands)
Free cash flow calculation:
Net cash provided by operating activities − continuing operations	$ 37,006	$ 46,263
Less: capital expenditures	7,215	13,636
Free cash flow	$ 29,791	$ 32,627

The decrease in cash flows used for investing activities from continuing operations was primarily due to the use of $10.7 million for acquisitions in 2003 and capital expenditures of $13.6 million for the nine months ended September 30, 2003 compared to capital expenditures of $7.2 million for the respective period in 2004.

The increase in cash flows used for financing activities from continuing operations related primarily to the repurchase of our common shares through our stock repurchase program, under which we repurchased 2,036,500 shares during the nine months ended September 30, 2004 for an aggregate purchase price of $43.1 million. In addition, we had net repayments of $10.1 million under our long-term revolving credit facility during the nine months ended September 30, 2004, compared to net borrowings of $37.0 million for the respective period in 2003.

A net cash inflow of $19.7 million was recorded as a result of our discontinued operations which included $18.2 million of proceeds from the sale of the specialized geophysical and seismic business and cash received from the settlement of a patent infringement lawsuit.

In July 1999, we issued $75.0 million in Senior Notes that require annual principal payments of $7.0 million for Series A beginning on July 22, 2005 and continuing through July 2009 and $8.0 million for Series B beginning on July 22, 2007 and continuing through July 2011, in addition to semi-annual interest payments.

A principal payment of approximately $7.0 million is due under our Senior Notes facility within one year of September 30, 2004. We have classified this obligation as long-term as of September 30, 2004, as management expects to refinance with borrowings under the Credit Facility. Available capacity under the Credit Facility was $33.0 million as of September 30, 2004.

Our Senior Notes bear interest at an average fixed interest rate of 8.16% and require semi-annual interest payments, while interest payments on the Credit Facility are made based on the interest period selected.

The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at September 30, 2004. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under both agreements.

Our ability to maintain and grow our operating income and cash flows depends, to a large extent, on continued investing activities. We are a Netherlands holding company and substantially all of our operations are conducted through subsidiaries. Consequently, our cash flow depends upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital, and future acquisitions.

Our stockholders at the Annual Stockholders' Meeting on June 2, 2004 approved the cancellation of 2,758,117 of our common shares and approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until December 1, 2005. As of September 30, 2004, these 2,758,117 treasury shares were cancelled at historical cost, totaling $40.6 million, or $14.73 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock, in the accompanying balance sheet.

At September 30, 2004, we had the authority to repurchase approximately 1,279,500 additional shares under our stock repurchase program.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American spending by our clients during the fourth quarter of 2004 to remain higher than spending levels in 2003, as commodity prices continue to increase oilfield activity. We also believe that the activity levels outside of North America for 2004 continue to remain higher than activity levels for 2003. We expect to meet ongoing working capital and capital expenditure requirements from a combination of cash on hand, cash flow from operations and available borrowings under our Credit Facility.

Return to Index

CORE LABORATORIES N.V.
QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K as of December 31, 2003.

CONTROLS AND PROCEDURES

A complete discussion of our controls and procedures is included in our Form 10-K for the year ended December 31, 2003.

Changes in Disclosure Controls and Internal Controls

As part of our effort to have a common system of Internal Controls applicable to our operations world-wide, in 2001, we began an implementation of an enterprise-wide general ledger software system that included an Enterprise Resource Planning ("ERP") System for our manufacturing operations and budget and planning modules, as well as new business processes and procedures to support the software designed to provide us with a common set of Internal Controls in those locations where the new system is implemented. These changes are the result of our normal business process to evaluate and upgrade or replace our systems software and related business processes to support our evolving operational needs. At the end of 2002, approximately 62% of our business activity (as expressed in terms of consolidated revenues) was on this software system utilizing common business process and controls, primarily in the United States, Canada, the United Kingdom, and Mexico. In 2003, we installed this software and common set of Internal Controls for our operations in The Netherlands, Denmark, Venezuela, Australia and Thailand. We also upgraded our accounting software system to a more Internet capable version effective August 2003. At the end of the third quarter 2004, approximately 90% of our business activity was on this software system utilizing common business process and controls. We added our Nigerian business activity to our software system in the first quarter of 2004, our Abu Dubai business activity in the second quarter of 2004 and our Malaysia and Indonesia business activity in the third quarter of 2004.  We are adding our Russian business activity to the software, where upon approximately 92% of our business activity will be recorded in our Oracle-based accounting system.

 Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2004 to ensure that material information was accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the three months ended September 30, 2004, we have made no change in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting, except as discussed in the paragraph above.

We continue to devote significant resources and efforts towards compliance with Section 404 of the Sarbanes-Oxley Act of 2002. In recent months, our scheduled timelines have been revised with more work occurring later in fiscal year 2004 than originally contemplated.  Our remaining efforts include completion of testing and remediation of deficiencies identified to date.  Should we, during the course of our remaining effort, identify any internal control deficiencies that we would consider, individually or in the aggregate, to be material weaknesses, we would endeavor to correct the deficiencies and test the revised internal controls in order to be in a position to make a positive assertion as to the effectiveness of internal controls over financial reporting as quickly as possible; however, given our current timelines, there can be no assurance that all such corrections, if any, would be addressed in a time frame that would permit management to make a positive assertion related to the operating effectiveness of internal controls over financial reporting in our evaluation of such controls as of the end of this fiscal year.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint seeks unspecified monetary damages. Under the Private Securities Litigation Reform Act of 1995, all discoveries in the case are stayed until the defendants' motion to dismiss is resolved. Defendants filed their motion to dismiss on May 21, 2004; plaintiffs filed their opposition on July 20, 2004; and defendants filed their reply in August 2004. We otherwise intend to vigorously defend against this lawsuit.

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2004:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE
July 1-31, 2004	106,900	$ 23.00
August 1-31, 2004	180,200	$ 21.24
September 1-30, 2004	120,200	$ 23.38
Total	407,300	$ 22.34

Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual meeting subsequent to 1995, our shareholders have renewed that authorization. At our annual meeting on June 2, 2004, our shareholders approved a further extension of this authority for an additional 18-month period from the date of the annual meeting until December 1, 2005 and authorized the repurchase of an additional 2,774,440 shares. The number of shares that may yet be purchased under the announced program is 1,279,500.

Return to Index

Item 3. ; Defaults Upon Senior Securities

None

Return to Index

Item 4. Submission of Matters to a Vote of Security Holders

None

Return to Index

Item 5. Other Information

None

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
10.1	-	Form of Restricted Share Award Program Agreement	Form 8-K filed September 8, 2004
10.2	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Form 8-K filed September 8, 2004
10.3	-	Form of Performance Share Award Restricted Share Agreement (Restated)	Form 8-K filed September 8, 2004

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V.

Dated:	November 5, 2004	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Return to Index

Exhibit 31.1

I, David M. Demshur, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Core Laboratories N.V.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 5, 2004	By:	/s/ David M. Demshur
David M. Demshur
Chief Executive Officer

Return to Exhibit Listing

Exhibit 31.2

I, Richard L. Bergmark, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Core Laboratories N.V.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 5, 2004	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Return to Exhibit Listing

Exhibit 32.1

Certification By
David M. Demshur, Chief Executive Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended September 30, 2004, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 5, 2004	/s/ David M. Demshur
Name: David M. Demshur
Title: Chief Executive Officer

Return to Exhibit Listing

Exhibit 32.2

Certification By
Richard L. Bergmark, Chief Financial Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended September 30, 2004, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 5, 2004	/s/ Richard L. Bergmark
Name: Richard L. Bergmark
Title: Chief Financial Officer

Return to Exhibit Listing