Form 10-K
period 2004-12-31
CORE LABORATORIES N V
filed 2005-03-15
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K
(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission File Number 001-14273

CORE LABORATORIES N.V.

(Exact name of Registrant as specified in its charter)
The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Herengracht 424
1017 BZ Amsterdam
The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (31-20) 420-3191

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Shares, EUR 0.01 Par Value Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_  No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes _X_ No __

As of June 30, 2004, the number of common shares outstanding was 26,697,782. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $592,848,923.

As of February 28, 2005, the number of common shares outstanding was 26,035,150.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT		Part of 10-K
1.	Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2005 annual meeting of shareholders	PART III

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1. BUSINESS

General

Core Laboratories N.V. ("Core Laboratories", "we", "our" or "us") is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,500 employees.

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

Development of New Technologies, Services and Products

We conduct research and development to meet the needs of our clients who are continually seeking new services and technologies to lower their costs of finding, developing and producing oil and gas. While the aggregate number of wells being drilled per year has fluctuated relative to market conditions, oil and gas producers have, on a proportional basis, increased expenditures on technology services to improve their understanding of the reservoir and increase production of oil and gas from their producing fields. We intend to continue concentrating our efforts on services and technologies that improve reservoir performance and increase oil and gas recovery.

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

Acquisitions

We continually review potential acquisitions to add key services and technologies, enhance market presence or complement existing businesses. In November 2004, we acquired certain assets from Authentix, Inc. to expand our specialty tracer technology for our Production Enhancement business. The assets acquired consisted of licenses and intellectual property and certain analytical equipment. In addition, we entered into a four-year service agreement whereby Authentix, Inc. will continue to enhance the technology we have purchased and provide fluid sample analysis.

More information relating to our acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.

Operations

We derive our revenues from services and product sales to clients primarily in the oil and gas industry.

Our reservoir optimization services and technologies are interrelated and are organized into three complementary segments. Disclosure relating to the results of these business segments is included in Note 17 of the Notes to Consolidated Financial Statements.
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

We offer our services worldwide through our global network of offices. Services accounted for approximately 77%, 79% and 81% of our revenues from operations for the years ended December 31, 2004, 2003 and 2002, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales, generated principally in our Production Enhancement segment, accounted for approximately 23%, 21% and 19% of our revenues from operations for the years ended December 31, 2004, 2003 and 2002, respectively.

Our product sales backlog at December 31, 2004 was approximately $8.6 million compared to $7.6 million at December 31, 2003. Sources of raw material are readily available and our sales backlog should be completed in 2005.

Reservoir Description

Commercial oil and gas fields consist of porous and permeable reservoir rocks that contain natural gas, crude oil and water. Due to the density differences of the fluids, natural gas typically caps the field and overlies an oil layer, which overlies the water. We provide services that characterize the porous reservoir rock and all three reservoir fluids. Services relating to these fluids include determining quality and measuring quantity of the fluids and their derived products. This includes determining the value of different crude oil and natural gases by analyzing the individual components of complex hydrocarbons. These data sets are used by oil companies to determine the most efficient method by which to recover, process and refine these hydrocarbons to produce the maximum value added to crude oil and natural gas.

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

SpectraChemSM is another proprietary and patented technology developed for optimizing hydraulic fracture performance. SpectraChemSM is used to aid operators in determining the efficiency of the fracture fluids used. SpectraChemSM tracers allow operators to evaluate the quantity of fracture fluid that returns to the wellbore during the clean-up period after a hydraulic fracturing event. This technology also allows our clients to evaluate load recovery, gas breakthrough, fluid leakoff and breaker efficiency, all of which are important factors for optimizing natural gas production after the formation is hydraulically fractured. We have also introduced SpectraFlood™, which we developed and is used to optimize sweep efficiency in field floods.

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

Our unique completion monitoring system, Completion Profiler™, helps to determine flow rates from reservoir zones after they have been hydraulically fractured. This provides our clients with production information without additional well time.

Our PackScan™ patented technology, which is used as a tool to monitor the wellbore in an unconsolidated reservoir, has contributed to our revenue growth. PackScan™ measures the density changes in the area around the tool and is designed to observe the changes within the wellbore to verify the completeness of the gravel pack protection of the wellbore.

In addition to our many patented reservoir analysis technologies, we have established ourselves as a global leader in the manufacture and distribution of high-performance perforating products. Our unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the completion of oil and gas wells. Our "Systems" approach to the perforating of an oil or gas well has resulted in numerous patented products. Our HERO™ perforating system is quickly becoming an industry leader in enhancing reservoir performance.

We have an experienced Technical Services team to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site assistance. Our patented X-SPAN™ casing patch is supported by the Technical Services operating group.

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

These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us.

Marketing and Sales

We market and sell our services and products through a combination of print advertising, technical seminars, trade shows and sales representatives. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices.

Research and Development

The market for our products and services is characterized by changing technology and frequent product introduction. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. Many of our acquisitions have allowed us to obtain the benefits of the acquired company's research and development projects without the significant costs that would have been incurred if we had attempted to develop the products and services ourselves. Research and development expenditures are charged to expense as incurred. We intend to continue committing substantial financial resources and effort to the development and acquisition of new products and services. Over the years, we have made a number of technological advances, including the development of key technologies utilized in our operations. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies. While we have acquired many of our new technologies, we incur expenses relating to our ongoing research and development program.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 58%, 60% and 59% of our revenues from operations during the years ended December 31, 2004, 2003 and 2002, respectively. Some of our revenues in the U.S. are generated by projects located outside the U.S.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not able to always match our currency exposure. We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our revenues by geographic region for the years ended December 31, 2004, 2003 and 2002:

Geographic Breakdown of Revenues

Environmental Regulation

We are subject to stringent governmental laws and regulations pertaining to protection of the environment and the manner in which chemicals and gases used in our analytical and manufacturing processes are handled and disposed. Consistent with our quality assurance and control principles, we have established proactive environmental policies for the management of these chemicals and gases as well as the handling and disposal of wastes resulting from our operations. Compliance with these laws and regulations may require the acquisition of permits for regulated activities, capital expenditures to limit or prevent emissions and discharges, and special precautions for disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and even the issuance of injunctive relief. Changes in environmental laws and regulations occur frequently, and any changes that result in more stringent and costly waste handling, disposal or cleanup requirements have the potential to have a material adverse effect on our operations and financial position.

Our analytical and manufacturing processes involve the handling and use of numerous chemicals and gases as well as the generation of wastes. Spills or releases of these chemicals, gases, and wastes at our facilities or at offsite locations where they are transported for disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases. Under such laws, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that this trend will continue in the future.

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

Employees

As of December 31, 2004, we had approximately 4,500 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Web Site Access to Our Periodic SEC Reports

Our primary internet address is www.corelab.com. We file Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, as well as Current Reports on Form 8-K with the U.S. Securities and Exchange Commission ("SEC"). These reports are available free of charge through our web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules.

Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

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

International risks

We conduct our business in over 50 countries and are subject to political and economic instability and the laws and regulations in the countries in which we operate. These include:
-	global economic conditions;

-	political actions and requirements of national governments including trade restrictions, embargoes and expropriations of assets;

-	potential adjustments to tax liabilities in multiple jurisdictions;

-	civil unrest;

-	acts of terrorism;

-	fluctuations and changes in currency exchange rates;

-	the impact of inflation; and

-	current conditions in Venezuela and Iraq.

Historically, economic downturn and political events have resulted in lower demand for our products and services in certain markets. The ongoing conflict in Iraq and the potential for activity from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. Our global economy is highly influenced by public confidence in the geopolitical environment and the situation in the Middle East continues to be highly fluid; therefore, we expect to experience heightened international risks.

As a result of the political and financial instability in Venezuela, the Bolivar ("VEB") declined in value relative to other currencies. In February 2003, the Venezuelan government imposed an exchange rate of 1,596 VEB per U.S. dollar ("USD"). In February 2004, the government devalued the VEB by 20% to 1,915 VEB per USD. At December 31, 2004, our net monetary assets denominated in VEB in Venezuela were $3.0 million. Effective March 2, 2005, the Venezuelan government devalued the VEB by an additional 12% to 2,147 VEB per USD. If this devaluation had occurred on December 31, 2004, the impact would have resulted in a foreign exchange loss of approximately $0.3 million. Because of this devaluation, in the first quarter of 2005, we will incur foreign exchange losses on our net monetary assets denominated in VEB. A change of 100 VEB in the exchange rate could result in a change of approximately $0.1 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time. We will continue to monitor our operations and financial position in this region.

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

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 1.5 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.0 million square feet of space and own approximately 0.5 million square feet of space. We serve our worldwide clients through five Advanced Technology Centers ("ATCs") that are located in Houston, Texas; Calgary, Canada; Jakarta, Indonesia; Rotterdam, The Netherlands; and Aberdeen, Scotland. The ATCs provide support for our 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment. Our facilities are adequately utilized for current operations. However, expansion into new facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss on May 21, 2004. On March 8, 2005, the Court denied without prejudice defendants' motion to dismiss subject to Plaintiffs filing a Second Amended Complaint that sets forth with particularity allegations that meet the heightened pleading requirements of Federal Rule of Civil Procedure 9(b) and the Private Securities Litigation Reform Act of 1995. The order requires the Second Amended Complaint to be filed by May 9, 2005 and requires the defendants to answer or otherwise respond by July 8, 2005. If defendants file a motion to dismiss the Second Amended Complaint, plaintiffs must respond by August 22, 2005 and defendants shall reply by September 12, 2005. Discovery will remain stayed. We intend to continue to vigorously defend against this lawsuit.

We recently received a request from the SEC to provide a sworn statement and certain information regarding our participation in the United Nations Oil-for-Food Program. The SEC has issued a formal order of investigation that names more than a dozen companies involved in the Oil-for-Food Program, including Core Laboratories. We have informed the SEC that we do have a subsidiary that had contracts with the United Nations to monitor the quantity of oil sold by the Government of Iraq under the Oil-for-Food Program, but neither we nor our subsidiaries purchased oil under the Oil-for-Food Program or sold any goods destined for Iraq under the Oil-for-Food Program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE are set in the following table for the periods indicated.
2004	High	Low
First Quarter	$ 21.58	$ 15.86
Second Quarter	24.50	19.80
Third Quarter	24.59	19.83
Fourth Quarter	25.50	21.95
2003
First Quarter	$ 13.44	$ 8.70
Second Quarter	12.10	8.81
Third Quarter	14.72	10.74
Fourth Quarter	17.25	13.95

On February 28, 2005, the closing price, as quoted by the NYSE, was $26.89 per share and there were 26,035,150 common shares issued and outstanding held by approximately 193 record holders and approximately 9,200 beneficial holders. These amounts exclude shares held by us as treasury shares.

See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for discussion of equity compensation plans.

Dividend Policy

We have never paid dividends on our common shares and currently have no plans to pay dividends on the common shares. We expect that we will retain all available earnings generated by our operations for the development and growth of our business. Any future determination as to the payment of dividends will be made at the discretion of our Supervisory Board and will depend upon our operating results, financial condition, capital requirements, income tax treatment of payments, general business conditions and such other factors as they deem relevant. Because we are a holding company that conducts substantially all of our operations through subsidiaries, our ability to pay cash dividends on the common shares is also dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. See "Liquidity and Capital Resources" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Share Repurchases in the Fourth Quarter of 2004

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2004:
PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE
October 1-31, 2004	122,600	$ 24.89
November 1-30, 2004	106,900	$ 23.97
December 1-31, 2004	112,500	$ 23.03
Total	342,000	$ 23.99

Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual meeting subsequent to 1995, our shareholders have renewed that authorization. At our annual meeting on June 2, 2004, our shareholders approved a further extension of this authority for an additional 18-month period from the date of the annual meeting until December 1, 2005 and authorized the repurchase of an additional 2,774,440 shares. The number of shares that may yet be purchased under the announced program is 937,499 at December 31, 2004.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited consolidated financial statements.

The Consolidated Financial Statements for the fiscal years 2000 through 2001 were audited by Arthur Andersen LLP ("Andersen"), a firm that ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 has been included in earlier filings on Form 10-K. Such audit report has not been reissued by Andersen.
	Years Ended December 31,
	2004[1]	2003[1]	2002[1]	2001[2,3]	2000[3]
	(in thousands, except per share and other data)

Financial Statement Data:[4]
Revenues	$ 427,427	$ 373,167	$ 330,768	$ 337,170	$ 294,422
Income from continuing operations	28,022	20,792	9,594	23,442	18,175
Income before cumulative effect of change in
accounting principle	12,290	18,700	6,478	20,632	17,830
Net income (loss)	12,290	18,700	(9,062)	20,632	17,830
Working capital	84,233	105,079	125,589	139,342	121,330
Total assets	388,797	426,731	421,601	439,500	413,346
Long-term debt and capital lease obligations,
including current maturities	113,200	128,101	89,180	95,627	84,020
Shareholders' equity	190,296	220,412	258,146	275,606	251,065
Earnings Per Share Information:
Income from continuing operations:
Basic	$ 1.04	$ 0.69	$ 0.29	$ 0.71	$ 0.56
Diluted	$ 0.97	$ 0.67	$ 0.29	$ 0.68	$ 0.54
Net income (loss):
Basic	$ 0.46	$ 0.62	$ (0.27)	$ 0.62	$ 0.55
Diluted	$ 0.43	$ 0.60	$ (0.27)	$ 0.60	$ 0.53
Weighted average common shares outstanding:
Basic	26,896	30,209	33,174	33,075	32,388
Diluted	28,761	31,179	33,174	34,272	33,539
Other Data:
Current Ratio[5]	2.3:1	2.7:1	3.5:1	4.5:1	3.2:1
Debt to Capitalization Ratio[6]	35%	35%	25%	25%	24%

________________
1) See Note 3 of the Notes to Consolidated Financial Statements for a discussion of acquisitions made in 2004, 2003 and 2002.
2) In 2001, we recorded restructuring, write-offs and other charges of $8,725,000.
3) All periods have been restated to reflect the pooling-of-interests acquisition of PROMORE in 2001.
4) All periods have been restated to reflect discontinued operations sold in 2004.
5) Current ratio is calculated as follows: current assets divided by current liabilities.
6) Debt to capitalization ratio is calculated as follows: debt divided by the sum of cash, debt and shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Core Laboratories N.V. is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management products and services to the oil and gas industry, primarily through customer relationships with many of the world's major, national and independent oil companies.

Our business units have been aggregated into three complementary segments:

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

In April 2004, we sold our specialized geophysical and seismic-related business, which was previously included as a component of our Reservoir Management business. We recorded a loss of $15.7 million, net of tax, related to this discontinued operation during the year ended December 31, 2004. All comparative information presented for 2003 and 2002 has been restated to exclude this business line.

General Overview

We provide services and design and produce products which enable our clients to evaluate reservoir performance and increase oil and gas recovery from new and existing fields. These services and products are generally in higher demand when our clients are investing capital in exploration and development efforts to explore new fields or to increase productivity in existing fields. Our clients' investment in capital expenditure programs tends to correlate to oil and natural gas commodity prices. During periods of higher prices, our clients generally invest more in capital expenditures and, during periods of lower commodity prices, they tend to invest less. Accordingly, the level of capital expenditures by our clients impacts the demand for our services and products.

Commodity prices for natural gas and crude oil rose throughout 2004, as the price of a barrel of crude oil reached record highs. Consequently, activity levels in the oilfield service sector increased during the year. Rig count improved in the U.S. markets throughout the year, and, to a lesser extent, rig count improved outside the United States. The following table summarizes the average worldwide and U.S. rig counts for the years ended December 31, 2004, 2003 and 2002, as well as the spot price of a barrel of West Texas Intermediate crude and an mcf of natural gas at the dates then ended:

Rig Count/Oil and Gas Prices
	As of December 31,
	2004	2003	2002

Worldwide Rig Count[1]	2,555	2,334	1,957
U.S. Rig Count[1]	1,246	1,114	856
Crude Oil Price per Barrel (WTI Spot)[2]	$ 43.36	$ 32.58	$ 29.78
Natural Gas Price Spot Average per MCF[2]	$ 6.15	$ 6.14	$ 4.65

1) Baker Hughes Incorporated - World-wide averages

2) Obtained from Lehman Brothers - The Original Oil Service Monthly for 2003 and 2002; Cushing WTI crude spot at 12/30/04 per the U.S. Department of Energy and Henry Hub spot price at 12/31/04 per the New York Mercantile Exchange

The price of natural gas in 2004 was consistent with the price in 2003, but relatively high compared to 2002. These higher prices in 2004 and 2003 were attributable to various market factors including a general decline in natural gas production in recent years, evidenced by lower production rates from maturing fields and combined with steeper decline curves from newly discovered fields. General oil and gas market conditions in the United States improved and contributed to general price increases for oil and gas products in 2004. Oil prices per barrel of unrefined crude continued to climb to record levels due to increased demand and concerns over supply.

Our activity levels continue to increase as oilfield activities by our customers increase. These higher activity levels resulted in increased revenues for us in 2004, primarily for our Reservoir Description and Production Enhancement business segments.

Given these higher revenues, in conjunction with efforts to contain our cost structure, we were able to generate operating income that was 30% greater than the prior year. Our Reservoir Description segment showed improvement in almost all operations, primarily as a result of the spending levels of our clients aimed at characterizing and analyzing reservoirs, crude oil, and derivative products. Operating income from our Production Enhancement segment was up 75% over the prior year as more wells in North America were drilled and stimulated than in the prior year, which provides greater opportunity for our clients to use our products and services. In April 2004, we sold our seismic business, which had become less profitable in recent years, due to increased competition which contributed to lower margins. The results for our Reservoir Management group improved over prior year due primarily to a re-focus of our efforts on integrated solutions for clients.

Outlook

We continue our efforts to expand our market presence by opening strategic facilities and realizing synergies within our business lines. As companies in the oil and gas industry consolidate, some of our clients have used, and may continue to use, their global presence and market influence to seek economies of scale and pricing concessions. We believe our market presence provides us a unique opportunity to service these customers.

We have established internal earnings targets that are based on current market conditions. Based on discussions with our clients and our view of the industry, we anticipate that in 2005 North American spending by our clients will increase approximately 5%, up slightly from 2004. We believe that the activity levels outside of North America will increase slightly compared to 2004 levels as we expand our international revenue base through direct product sales and technical services. However, attaining our internal targets is dependent on sustained North American and international oilfield activity.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our share repurchase program from a combination of cash on hand, cash flow from operating activities and available borrowings under our revolving credit facility.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") in the U.S. and require us to make estimates and assumptions during their preparation which requires judgment. Our accounting policies and procedures are explained in Note 2 to the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2004:

Revenue Recognition

Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are performed or product title is transferred. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Training and consulting service revenues are recognized as the services are performed.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific customers and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2004 was $6.1 million compared to $8.5 million at December 31, 2003.

Long-Lived Assets, Intangibles and Goodwill

Property, plant and equipment are carried at cost. Major renewals and improvements are capitalized and depreciated over the respective asset's remaining useful life. Maintenance and repair costs are charged to expense as incurred. When long-lived assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income.

Property, plant and equipment held and used is reviewed for impairment whenever events or changes in circumstances indicate the carrying amounts may not be recoverable over the remaining service life. Indicators of possible impairment include extended periods of idle use or significant declines in activity levels in regions where specific assets or groups of assets are located.

Provisions for asset impairment are charged to income when the net book value of the assets, or carrying value, is determined to be unrecoverable and the carrying value exceeds the fair value of the assets, calculated as the present value of estimated future cash flows.  The calculation of fair value requires estimates of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.  We did not record impairment charges related to our long-lived assets held for use in continuing operations during the years ended December 31, 2004, 2003 or 2002.

We review impairment of our goodwill, the excess of the purchase price over the fair value of net assets acquired in business combinations, at least annually for impairment or more frequently if an event occurs which may indicate impairment during the year. We evaluated assets with indefinite lives, including goodwill and certain intangible assets, for impairment comparing the fair value of our reportable segments to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. Fair value is determined by projecting future cash flows on a discounted basis. If the carrying value of the reportable segment exceeds the fair value determined, an impairment may be indicated. If impairment is indicated, the fair value of the reportable segment would be determined. Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified. Upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, in the first quarter of 2002, we recorded a goodwill impairment charge of approximately $15.5 million, primarily related to our Reservoir Management segment, which is reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle for the year ended December 31, 2002. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations.

Inventory Valuation Allowances

Our valuation reserve for inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Should these assumptions and judgments not come to fruition, our valuation allowance would be adjusted to reflect actual results. The industry we operate in is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2004 was $1.8 million compared to $2.6 million at December 31, 2003. If we over or underestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated $14.2 million and $10.0 million at December 31, 2004 and 2003, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows.

Stock Options

We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", which does not require us to recognize compensation costs related to employee stock options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock options issued. We have, however, included option shares in the diluted shares outstanding calculation that is used to determine diluted earnings per share. We are not required to account for our stock-based compensation plans using the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accounting for our stock based compensation plans using the fair value recognition provisions of SFAS No. 123 would negatively impact our financial position and results of operations, as it requires that the fair value of stock options issued be estimated using pricing models that have an inherent degree of uncertainty, and that expense be recognized over the vesting period of the related options. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supercedes ABP Opinion No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. This statement becomes effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact that this statement will have on our financial position and results of operations.  We expect to incur expenses related to our stock options for each reporting period subsequent to our adoption of this standard in the third quarter of 2005.

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following table summarizes key estimates and assumptions used to prepare our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

Account	Nature of Estimates Required	Assumptions Used
Allowance for doubtful accounts	We evaluate whether client receivables are collectible.	See "Allowance for Doubtful Accounts."
Inventory reserves	We forecast client demand, considering changes in technology which could result in obsolescence.	See "Inventory Valuation Allowance."
Depreciation and amortization	We estimate the useful lives and salvage values of our assets.

Useful lives assigned reflect our best estimate based on historical data of the respective asset's useful life and salvage value. These assets could become impaired if our operating plans or business environment changes.

Income taxes	We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry forwards).

We examine our historical and projected operating results, review eligible carry forward period and tax planning opportunities and consider other relevant information. Changes in tax laws for the jurisdictions in which we operate could significantly impact our estimates.

Long-lived assets, intangibles and goodwill

We evaluate the recoverability of our assets periodically, but at least annually, by examining current and projected operating results to identify any triggering events, which may indicate impairment. We compare the carrying value of the assets to a projection of fair value, utilizing judgment as to the identification of reporting units, the allocation of corporate assets amongst reporting units and the determination of the appropriate discount rate.

See "Long-Lived Assets, Intangibles and Goodwill." Our impairment analysis is subjective and includes estimates based on assumptions regarding future growth rates and operating expenses.
Pensions and other postretirement benefits

We utilize an actuary to determine the value of the projected benefit obligation under a Dutch pension plan. This valuation requires various estimates and assumptions concerning mortality, future pay increases and discount rate used to value our obligations. In addition, we recognize net periodic benefit cost based upon these estimates.

The actuarial assumptions used are based upon professional judgment and historical experience, including trends in mortality rates, and credit market rates (discount rate).

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

Results of Operations

Results of operations as a percentage of applicable revenues are as follows (dollars in thousands):

	Year Ended						% Change
REVENUES:	2004		2003		2002		2004/2003	2003/2002
Services	$329,511	77.1%	$294,872	79.0%	$268,118	81.1%	11.7%	10.0%
Product Sales	97,916	22.9%	78,295	21.0%	62,650	18.9%	25.1%	25.0%
	427,427	100.0%	373,167	100.0%	330,768	100.0%	14.5%	12.8%
OPERATING EXPENSES:
Cost of services*	256,202	77.8%	230,149	78.1%	208,274	77.7%	11.3%	10.5%
Cost of sales*	80,190	81.9%	65,592	83.8%	60,461	96.5%	22.3%	8.5%
Total cost of services and sales	336,392	78.7%	295,741	79.3%	268,735	81.2%	13.7%	10.0%
General and administrative expenses	28,140	6.6%	22,787	6.1%	20,183	6.1%	23.5%	12.9%
Depreciation and amortization	17,142	4.0%	20,072	5.4%	17,297	5.2%	(14.6)%	16.0%
Other (income) expense, net	(761)	(0.2)%	(1,351)	(0.4)%	1,574	0.5%	(43.7)%	(185.8%)
OPERATING INCOME	46,514	10.9%	35,918	9.6%	22,979	6.9%	29.5%	56.3%
Interest expense	8,275	1.9%	7,669	2.1%	7,603	2.3%	7.9%	0.9%
Income before income tax expense	38,239	8.9%	28,249	7.6%	15,376	4.6%	35.4%	83.7%
Income tax expense	10,217	2.4%	7,457	2.0%	5,782	1.7%	37.0%	29.0%
Income from continuing operations	28,022	6.6%	20,792	5.6%	9,594	2.9%	34.8%	116.7%
Discontinued operations	(15,732)	(3.7)%	(2,092)	(0.6)%	(3,116)	(0.9)%	NM	NM
Cumulative effect of change in accounting principle	-	-	-	-	(15,540)	(4.7)%	-	NM
NET INCOME (LOSS)	$ 12,290	2.9%	$ 18,700	5.0%	$ (9,062)	(2.7)%	(34.3)%	306.4%

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.

Operating Results for the Year Ended December 31, 2004 Compared to the Years Ended December 31, 2003 and 2002

We evaluate our operating results by analyzing revenues, operating income margin (defined as operating income divided by total revenue) and income margin (defined as income from continuing operations divided by total revenue). Since we have a relatively fixed cost structure, increases in revenues generally translate into higher operating income margin and income margin percentages. Results for the years ended December 31, 2004, 2003 and 2002 are summarized in the following chart:

Service Revenues

Service revenues increased to $329.5 million for 2004 from $294.9 million for 2003 and $268.1 million for 2002. These year-over-year increases in service revenues were largely attributable to an overall increase in worldwide oilfield activities and increasing oil and gas commodity prices. The average North American operating rig count increased to 1,555 for 2004 from 1,403 for 2003 and 1,093 for 2002, derived from published reports from Baker Hughes Incorporated. This overall increase in drilling-related activity and in commodity prices created greater demand for our services. Our revenues increased in 2004 primarily related to our operations in the United States and Canada, largely attributable to sales of diagnostic services and fluid characterization, and increased revenues in Europe and South America. For 2003 compared to 2002, our service revenue increases were largely related to our North American operations.

Product Sale Revenues

Product sale revenues increased to $97.9 million for 2004 from $78.3 million for 2003 and $62.7 million for 2002. These incremental improvements in revenue were consistent with the higher revenues we experienced for our services, and represent a 25% year-over-year increase over the three-year period ended December 31, 2004, and was largely attributable to the overall increase in North American oilfield activities, particularly an increase in drilling activity for natural gas. As a result, we experienced higher demand for our well completion products.

Cost of Services

Cost of services increased to $256.2 million for 2004 from $230.1 million for 2003 and $208.3 million for 2002. Year-over-year percentage increases in cost of services were consistent with the percentage increases in service revenues for the respective periods.

Cost of Sales

Cost of sales increased to $80.2 million for 2004 from $65.6 million for 2003 and $60.5 million for 2002. As a percentage of product sale revenues, cost of sales declined to 81.9 % for 2004 compared to 83.8% for 2003 and 96.5% for 2002. The improvement in margin for 2004 compared to 2003 was largely attributable to efforts in 2004 to enhance our manufacturing efficiencies. The improvement in margin for 2003 compared to 2002 was primarily due to a favorable change in sales mix which included an increase in demand for our higher-margin perforating products. In addition, margins were negatively impacted in 2002 by significant currency devaluation in Venezuela.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operating subsidiaries. Our general and administrative expenses increased $5.4 million in 2004 compared to 2003. This increase was primarily associated with stock-based compensation plans and increased outside services and consulting costs incurred to assist us with documentation and assessment of the adequacy of our internal controls over financial reporting, as required by the Sarbanes-Oxley Act of 2002. General and administrative expenses increased $2.6 million in 2003 compared to 2002, primarily related to costs incurred under our executive retirement plans, legal fees related to class action lawsuits and costs attributable to the implementation of our company-wide information system.

As of December 31, 2004, we had not recognized expense of $5.2 million associated with certain stock-based compensation arrangements, as we cannot determine whether the underlying performance measures will be met, and cannot assert that it is probable that these measures will be met during the performance period as defined in the agreements. Therefore, in accordance with SFAS No. 5, "Accounting for Contingencies," we have not accrued this cost at December 31, 2004. For further discussion of our stock-based compensation plans, see Note 13 of the accompanying Notes to Consolidated Financial Statements.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $2.9 million in 2004 compared to 2003. This decline in depreciation and amortization expense was primarily associated with a decline in capital expenditures in 2004 compared to 2003, and a general run-off of depreciation expense associated with older assets. Depreciation and amortization expense increased $2.8 million in 2003 compared to 2002. This increase was primarily associated with increased capital expenditures in 2003.

Other Income (Expense), Net

The components of other income (expense), net, were as follows (in thousands):

	Year Ended
	2004	2003	2002

Minority interest	$ (1)	$ (482)	$ 471
Loss on sale of assets	(550)	(357)	(1,299)
Equity in (loss) earnings of affiliates	(265)	52	161
Foreign exchange gain (loss)	788	410	(2,534)
Interest income	189	186	188
Other	600	1,542	1,439
Total other income (expense), net	$ 761	$ 1,351	$ (1,574)

Interest Expense

Interest expense increased $0.6 million in 2004 compared to 2003, due to higher borrowing rates under our long-term revolving credit facility, which increased to an average of 2.95% for 2004 compared to an average of 2.81% for 2003. Interest expense for 2003 was consistent with the amount for 2002.

Income Tax Expense

Income tax expense increased $2.8 million in 2004 compared to 2003. This increase was primarily due to an increase in net income before income taxes of $10.0 million. The effective tax rate was 26.7% for 2004, 26.4 % for 2003 and 37.6% for 2002. For 2003, income tax expense increased $1.7 million compared to 2002. This increase was primarily due to an increase in net income before income taxes of $12.9 million, partially offset by a decrease in tax expense associated with certain non-recurring nondeductible expenses that were incurred in 2002 as well as higher 2003 international earnings taxed at rates lower than The Netherlands statutory rate.

Cumulative Effect of Change in Accounting Principle

We recorded the cumulative effect of change in accounting principle totaling $15.5 million, net of tax, in 2002. Upon adoption of SFAS No. 142 on January 1, 2002, we ceased amortization of goodwill and recorded an impairment charge associated with goodwill primarily associated with our Reservoir Management business segment. This impairment was reflected in the consolidated statement of operations as a cumulative effect of change in accounting principle, as prescribed by SFAS No. 142.

Discontinued Operations

As a result of the sale of our seismic business in April 2004, we recorded a loss for discontinued operations totaling $15.7 million, net of tax. This loss included charges related to the impairment of goodwill, certain intangible assets and other long-lived assets totaling $11.2 million and a charge of $1.2 million to the provision for doubtful accounts, as well as other working capital adjustments. In 2003 and 2002, results related to the discontinued operations resulted in a loss of $2.1 million and $3.1 million, respectively.

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.

Segment Revenues
	For the Years Ended December 31,
(dollars in thousands)	2004	% Change	2003	% Change	2002

Reservoir Description	$ 258,864	8.0%	$ 239,646	8.7%	$ 220,418
Production Enhancement	147,119	25.6%	117,153	27.6%	91,822
Reservoir Management	21,444	31.0%	16,368	(11.7)%	18,528
Total Revenues	$ 427,427	14.5%	$ 373,167	12.8%	$ 330,768

Segment Operating Income (Loss)
	For the Years Ended December 31,
(dollars in thousands)	2004	% Change	2003	% Change	2002

Reservoir Description	$ 27,877	24.5%	$ 22,400	(12.5%)	$ 25,603
Production Enhancement	19,472	75.1%	11,122	542.5%	1,731
Reservoir Management	2,588	44.5%	1,791	456.1%	(503)
Corporate and other1 2	(3,423)	NM2	605	NM2	(3,852)
Operating Income	$ 46,514	29.5%	$ 35,918	56.3%	$ 22,979

1. "Corporate and other" represents those items that are not directly related to a particular segment.
2. "NM" means not meaningful

Segment Operating Income (Loss) Margins1
	For the Years Ended December 31,
	2004	2003	2002
	Margin	Margin	Margin
Reservoir Description	10.8%	9.3%	11.6%
Production Enhancement	13.2%	9.5%	1.9%
Reservoir Management	12.1%	10.9%	(2.7)%
Total Company	10.9%	9.6%	6.9%

1. Calculated by dividing "Operating Income (Loss)" by "Revenue".

Reservoir Description

Revenues for our Reservoir Description segment increased by 8.0% in 2004 compared to 2003, and grew 8.7% in 2003 compared to 2002. These revenue increases resulted from increased oilfield activity during recent years. A significant portion of the revenues earned by this business segment are derived from core samples tested and inspection services performed for oil and gas industry clients. We experienced higher revenues in North America, Europe and the Far East, partially offset by a revenue decline in Mexico, where several contracts expired. Revenue growth in North America was primarily attributable to increased demand for our inspection and analysis services by our clients as well as demand for core analysis throughout North America. Revenue increases in Europe and the Far East were primarily due to improved economic conditions in the sectors where our clients operate, which resulted in increased demand for our inspection and analysis services. For 2003 compared to 2002, our revenues increased in the former Soviet Union, Europe and Africa and as a result of new business in the Asia Pacific region. In Africa, revenue gains were attributable to increased activity in Nigeria, combined with the introduction of new technology. In Canada, our revenues grew due to several large oil sand projects. These increases were partially offset by a poor political climate in Venezuela.

Operating income and operating income margin for the Reservoir Description segment increased primarily as a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Increases in North America and Europe more than offset operating income declines in Mexico and certain regions of the former Soviet Union, where we continued to experience margin erosion due to increased competition. For 2003 compared to 2002, operating income declined primarily due to margin erosion in the former Soviet Union, Europe and Africa as a result of competitive pricing, as the market for oil and gas services continued to develop.

Production Enhancement

Revenues for our Production Enhancement business segment grew 25.6% in 2004 compared to 2003, primarily due to the introduction of new technology and as a result of increased oilfield activities in North America, resulting in higher demand for our perforating gun systems and hydraulic fracture diagnostic services, the primary products and services offered by this segment. Revenues increased by 27.6% in 2003 when compared to 2002 primarily due to increased oilfield activity in North America and Mexico.

Operating income for this segment increased in 2004 compared to 2003. Higher operating income for 2004 was due primarily to manufacturing efficiencies which contributed to incremental margins earned on revenues over our relatively fixed cost structure and a more favorable product mix. These factors resulted in an increase in operating income margins to 13.2% in 2004 compared to 9.5% in 2003. The product mix in 2004 was impacted by increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraFlood™, and our HERO™ perforating charge and gun systems. Operating income and margin for 2003 were favorable compared to 2002 primarily due to the improvements in the North American markets in 2003.

Reservoir Management

Revenues for our Reservoir Management segment increased 31.0% in 2004 compared to 2003, but declined 11.7% in 2003 compared to 2002. These results reflect the cyclical nature of our integrated multi-disciplinary reservoir studies business, as sales can vary depending upon the number of studies in process and the level of participation by our clients. Significant studies in 2004 included A Regional Study of the Reservoir Lithologies from Fields and Basins in Libya, as well as Reservoir Quality, Reservoir Quality Prediction and Seal Rock Evaluation Deep Shelf Gulf of Mexico and several other proprietary studies. In 2003, fewer studies were in progress compared to 2002.

Operating income for this segment increased in 2004 compared to 2003 primarily due to an increase in revenues from our integrated multi-disciplinary studies, and participation of our clients in those projects. Operating income increased in 2003 compared to 2002 primarily due to the transition to higher-margin projects in 2003.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flow from operating activities provides the primary source of funds to finance operating needs, capital expenditures and our share repurchase program. If necessary, we supplement this cash flow with borrowings under bank credit facilities to finance some capital expenditures and business acquisitions. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash flow is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities from continuing operations less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Free Cash Flow Calculation	(unaudited, in thousands)
Net cash provided by operating activities-
continuing operations	$ 54,499	$ 58,928	$ 44,400
Capital expenditures	(10,888)	(18,377)	(16,663)
Free cash flow	$ 43,611	$ 40,551	$ 27,737

The increase in free cash flow in 2004 compared to 2003 and 2002 was due to increased net income and a decrease in capital expenditures partially offset by a decrease in cash provided by operating activities, as discussed below. Working capital was $84.2 million and $105.1 million at December 31, 2004 and 2003, respectively. Excluding assets and liabilities related to discontinued operations at December 31, 2004 and 2003, working capital would have been $84.5 million and $91.6 million, respectively.

Cash Flows

The following table summarizes cash flows from continuing operations for the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Continuing Operations	(unaudited, in thousands)
Cash provided by/(used in):
Operating activities	$ 54,499	$ 58,928	$ 44,400
Investing activities	(12,008)	(29,158)	(15,823)
Financing activities	(60,327)	(21,100)	(15,670)
Net change in cash and cash equivalents	$ (17,836)	$ 8,670	$ 12,907

The decrease in cash flow from operating activities in 2004 compared to 2003 was primarily due to the timing of payments related to accrued expenses, which contributed a larger net cash in-flow in 2003, and the impact of inventory, which required the use of cash in 2004 of $0.9 million compared to a source of operating cash flow in 2003 of $3.4 million, partially offset by an increase in net income from continuing operations. Management monitors inventory levels as well as inventory turnover using the number of days of sales in inventory, which has improved approximately 28% during 2004. For 2003 compared to 2002, our cash from operating activities increased due to higher net income and improved overall working capital management.

Cash flow used for investing activities declined to $12.0 million for 2004 compared to $29.2 million for 2003. This overall decline was due to the use of only $1.8 million for acquisitions in 2004 compared to $10.7 million in 2003, and a $7.5 million decline in capital expenditures. Significant capital expenditures in 2003 included $2.1 million related to an upgrade of our company-wide information system, and new facilities located in Godley, Texas and Amsterdam totaling $4.8 million. Purchase acquisitions in 2003 included the assets of GOEX for approximately $10.7 million. Capital expenditures increased in 2003 compared to 2002, during which we incurred capital expenditures of $16.7 million. Significant capital expenditures in 2002 included a lab and office facility in Russia for approximately $3.0 million.

Cash flow used by financing activities increased in 2004 compared to 2003, as our net borrowings declined in 2004. In 2004, our financing activities reflected a net repayment of $17.1 million of debt, while 2003 financing activities reflected net borrowings of $36.0 million. In 2004, we used $51.3 million to repurchase 2,378,500 shares of our common stock, while in 2003 we used $58.0 million to repurchase 4,687,050 shares of our common stock. This share repurchase program was approved by our shareholders at our annual meeting in May 2002 and began on October 10, 2002. Under the program, we were authorized to repurchase up to 10% of our outstanding common shares. This authorization was extended by our shareholders at our annual meetings in May 2003, a special meeting in October 2003 and again in June 2004. Cash flow used by financing activities in 2002 reflected the repurchase of 860,400 shares of our common stock, or an aggregate purchase price of approximately $9.0 million.

At our June 2004 annual meeting of shareholders, we were authorized to continue our share repurchase program up to 10% of our outstanding common shares through December 1, 2005. In addition, we were authorized to cancel 2,758,117 of these repurchased shares, with a cost of $40.6 million. Pursuant to this authorization, these shares were cancelled during the third quarter of 2004. During the year ended December 31, 2004, we repurchased 2,378,500 shares of our common stock for an aggregate amount of $51.3 million, or an average price of $21.57 per share. As of February 28, 2005 we had authority to repurchase 672,599 additional shares. The repurchase of shares in the open market is at the discretion of management. We regard these treasury shares as a temporary investment which may be used to finance future acquisitions. However, under the Dutch Commercial Code ("DCC"), we can only hold a maximum of 10% of our outstanding shares in treasury. Therefore, it may be necessary to cancel some or all of these shares to remain in compliance with the DCC. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $8.05 per share when the program was announced in 2002 to $23.35 per share on December 31, 2004, an increase of approximately 190%.

We recorded a net cash inflow of $17.6 million as a result of our discontinued operations which included $18.2 million of proceeds from the sale of the specialized geophysical and seismic business and cash received from the settlement of a patent infringement lawsuit, partially offset by a use of operating cash flows.

Credit Facilities and Available Future Liquidity

We maintain a $75.0 million revolving credit facility (the "Credit Facility"), which we entered into in July 1999. In June 2003, we amended this facility to reduce our borrowing capacity to $75.0 million from $100.0 million but added an option to increase our borrowing capacity to $125.0 million if certain conditions are met.

The Credit Facility bears interest at variable rates from LIBOR plus 0.875% to a maximum of LIBOR plus 1.50%. At December 31, 2004, the weighted average interest rate of amounts outstanding under the Credit Facility was 3.64%. The weighted average interest rate under this facility was 2.95% for the year ended December 31, 2004. The Credit Facility matures in June 2006 and requires interest payments only until maturity. These interest payments are based on the interest period selected. Our available borrowing capacity under the Credit Facility at December 31, 2004 was $37.3 million. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $2.7 million at December 31, 2004 related to certain projects in progress.

In July 1999, we issued $75.0 million in senior notes, $35.0 million Series A and $40.0 million Series B ("Senior Notes"), that bear an average fixed rate of 8.16% and require annual principal payments of $7.0 million for Series A beginning on July 22, 2005, continuing annually through July 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing annually through July 2011, in addition to semi-annual interest payments.

The principal payment of approximately $7.0 million which is due under our Senior Notes facility on July 22, 2005 (which falls within one year of December 31, 2004), has been classified as long-term as of December 31, 2004, as management expects to refinance this obligation with borrowings under the Credit Facility.

The terms of the Credit Facility and Senior Notes require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both debt agreements.

We have unsecured letters of credit, performance guarantees and bonds totaling $1.6 million at December 31, 2004.

In addition to our repayment commitments under our credit facilities, we have capital lease obligations related to the purchase of equipment, and non-cancelable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements:
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited, in thousands)
Contractual Obligations:
Long-term debt	$ 112,966	$ 9,766	$ 57,200	$ 30,000	$ 16,000
Interest on long-term debt	27,000	7,155	11,574	6,301	1,970
Capital leases	234	210	24	-	-
Operating leases	28,257	7,412	7,798	4,295	8,752
Pension and other (a)	2,800	2,050	500	250	-
Total contractual obligations	$ 171,257	$ 26,593	$ 77,096	$ 40,846	$ 26,722

(a) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2004.

We had tax net operating loss carry-forwards in various tax jurisdictions of approximately $62.9 million at December 31, 2004. If unused, those carry-forwards which are subject to expiration may expire during the years 2005 through 2023. For 2004, $0.1 million of operating loss carry-forwards expired unused. Although we cannot assure that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2004.

We expect our investment in capital expenditures to be approximately $19.0 million in 2005. In addition, we plan to continue to repurchase our common shares on the open market through our stock repurchase program. Our ability to continue this repurchase program depends on, among other things, market conditions and our ability to generate free cash flow.

Our ability to maintain and increase our operating income and cash flows is largely dependent upon continued investing activities. We believe our future cash flows from operating activities, supplemented by our borrowing capacity under existing facilities and our ability to issue additional equity should be sufficient to meet our contractual obligations, capital expenditures, working capital needs and to finance future acquisitions.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supercedes APB No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. This statement becomes effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact that this statement will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This pronouncement amends previous guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, shipping and handling costs and spoilage, and generally requires that those items be recognized as current period charges. In addition, this pronouncement requires that fixed production overhead allocations to conversion costs be based on the normal capacity of the production facilities. This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and will be applied prospectively. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In December 2003, the FASB issued an amendment of SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This amendment requires additional annual disclosures about pension or postretirement plan assets and liabilities, disclosure of investment policies and strategies for plan assets, basis for expected rate of return on assets and total accumulated benefit obligation under the plan. In addition, entities must disclose the benefits expected to be paid in each of the next five years under each pension or postretirement plan and the aggregate amount expected to be paid for the succeeding five-year period. Furthermore, this pronouncement requires interim disclosures of the components of net periodic benefit cost in tabular format and contributions paid or expected to be paid during the current fiscal year. This pronouncement becomes effective for foreign plans for years ending after June 15, 2004. See Note 10, Pensions and Other Postretirement Benefits, in the accompanying Notes to Consolidated Financial Statements for these disclosures.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue 00-21 became effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted EITF Issue 00-21 on January 1, 2004 with no impact on our financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The application of the recognition and measurement provisions was insignificant.

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

Interest Rate Risk

We are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2004, our variable rate debt outstanding of $35.0 million approximated its fair value. A one percent change in the interest rate would result in a change of approximately $0.4 million in interest expense on an annual basis.

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

	Year Ended
Gains (Losses) by Currency	2004	2003	2002

Canadian Dollar	$ 457	$ 1,065	$ 233
Euro	(96)	(161)	(260)
Mexican Peso	25	(559)	(427)
Venezuelan Bolivar	(580)	(148)	(1,826)
Russian Ruble	370	187	(114)
Nigerian Naira	126	(215)	(78)
Other currencies	486	241	(62)
Total gains (losses)	$ 788	$ 410	$ (2,534)

As a result of the political and financial instability in Venezuela, the VEB declined in value relative to other currencies. In February 2003, the Venezuelan government imposed an exchange rate of 1,596 VEB per USD. In February 2004, the government devalued the VEB by 20% to 1,915 VEB per USD. At December 31, 2004, our net monetary assets denominated in VEB in Venezuela were $3.0 million. Effective March 2, 2005, the Venezuelan government devalued the VEB by an additional 12% to 2,147 VEB per USD. If this devaluation had occurred on December 31, 2004, the impact would have resulted in a foreign exchange loss of approximately $0.3 million. Because of this devaluation, in the first quarter of 2005, we will incur foreign exchange losses on our net monetary assets denominated in VEB. A change of 100 VEB in the exchange rate could result in a change of approximately $0.1 million in foreign exchange gain or loss subject to the amount of the net monetary assets at that time. We will continue to monitor our operations and financial position in this region.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Status of Management's Reports on Internal Control over Financial Reporting

Pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provides up to 45 additional days beyond the due date of this Form 10-K for the filing of management's annual report on internal controls over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K, management's report on internal controls over financial reporting and the associated auditor's report on management's assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004, are not filed herein and are expected to be filed no later than April 30, 2005.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we are in the process of conducting an evaluation of our internal control over financial reporting based on the framework in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our evaluation of our internal control over financial reporting has not yet been completed. In connection with this process, we have identified certain deficiencies and significant deficiencies that have been or are being remediated. There can be no assurance that as a result of the ongoing evaluation or internal controls over financial reporting, additional deficiencies will not be identified or that any such items, either alone or in combination with others known to date, will not be considered a material weakness, thereby resulting in ineffective internal controls over financial reporting.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies of procedures may deteriorate.

Further, the design of disclosure controls and internal controls over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

None.

PART III

Part III (Items 10 through 14) will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following reports, financial statements and schedules are filed herewith on the pages indicated:

Financial Statement Schedules

All schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the consolidated financial statements or related notes hereto.

(c) Exhibits

The following exhibits are incorporated by reference to the filing indicated or are filed herewith.
Exhibit No.		Exhibit Title	Incorporated by Reference from the Following Documents

3.1	-	Articles of Association of the Company, as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)

4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 000-26710)

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.2	-	Core Laboratories N.V. 1995 Non-employee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.3	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995 (File No. 33-96466)

10.4	-

Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997

Form S-3, October 31, 1997 (File No. 333-392655)

10.5	-	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.6	-	Core Laboratories Supplemental Executive Retirement Plan for John D. Denson effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.9	-

Amendment to Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, Bank of America, N.A. and the Bank Group, dated as of July 22, 1999

Form 10-Q, August 16, 1999 (File No. 001-14273)

10.10	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.11	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.12	-	Second Amendment to Core Laboratories N.V. 1995 Non-employee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.13	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David Michael Demshur dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.14	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard Lucas Bergmark dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.15	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John David Denson dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.16	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty Lee Davis dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.17	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and David Demshur dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.18	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Richard Bergmark dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.19	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and John Denson dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.20	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Monty Davis dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.21	-	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (As Amended and Restated Effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.22	-	Amendment to Core Laboratories Supplement Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.23	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and David Demshur[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.24	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.25	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.26	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and John D. Denson[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.27	-

Second Amendment to Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank One NA, Bank of America, N.A., Banc One Capital Markets, Inc. and Banc of America Securities LLC, dated as of June 27, 2003

Form 10-Q, August 8, 2003 (File No. 001-14273)

10.28	-	Summary of Director Compensation	Filed Herewith

10.29	-	Form of Restricted Share Award Program Agreement	Form 8-K, September 9, 2004 (File No. 001-14273)

10.30	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Form 8-K, September 9, 2004 (File No. 001-14273)

10.31	-	Form of Performance Share Award Restricted Share Agreement (Restated)	Form 8-K, September 9, 2004 (File No. 001-14273)

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORE LABORATORIES N.V.
By: Core Laboratories International B.V.

Date: March 15, 2005	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Supervisory Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 15th day of March 2005.
Signature	Title

/s/ DAVID M. DEMSHUR	President, Chief Executive Officer,
David M. Demshur	Chairman and Supervisory Director

/s/ RICHARD L. BERGMARK	Executive Vice President, Chief
Richard L. Bergmark	Financial Officer, Treasurer and
Supervisory Director

/s/ C. BRIG MILLER	Chief Accounting Officer
C. Brig Miller

/s/ JOSEPH R. PERNA	Supervisory Director
Joseph R. Perna

/s/ JACOBUS SCHOUTEN	Supervisory Director
Jacobus Schouten

/s/ RENE R. JOYCE	Supervisory Director
Rene R. Joyce

/s/ MICHAEL C. KEARNEY	Supervisory Director
Michael C. Kearney

/s/ D. JOHN OGREN	Supervisory Director
D. John Ogren

/s/ ALEXANDER VRIESENDORP	Supervisory Director
Alexander Vriesendorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income (loss), of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries (the Company) as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for goodwill effective January 1, 2002, in accordance with SFAS 142.

PricewaterhouseCoopers LLP

Houston, Texas
March 15, 2005

Financial Statements Index

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(In thousands, except share and per share data)
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 16,030	$ 16,225
Accounts receivable, net of allowance for doubtful accounts of $6,064 and
$8,523 at 2004 and 2003, respectively	95,449	89,204
Inventories, net	29,426	31,314
Prepaid expenses and other current assets	10,739	10,345
Current assets of discontinued operations	-	19,865
TOTAL CURRENT ASSETS	151,644	166,953

PROPERTY, PLANT AND EQUIPMENT, net	79,622	87,336
INTANGIBLES, net	7,057	6,098
GOODWILL, net	132,615	132,178
DEFERRED TAX ASSET	7,650	5,335
OTHER ASSETS	10,209	9,136
LONG TERM ASSETS OF DISCONTINUED OPERATIONS	-	19,695
TOTAL ASSETS	$ 388,797	$ 426,731

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,976	$ 3,417
Accounts payable	28,632	25,490
Accrued payroll and related costs	20,085	11,271
Taxes other than payroll and income	4,111	4,581
Unearned revenues	2,632	2,085
Accrued interest	2,835	2,810
Current liabilities of discontinued operations	297	6,425
Other accrued expenses	5,843	5,795
TOTAL CURRENT LIABILITIES	67,411	61,874

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	110,224	124,684
DEFERRED COMPENSATION	6,268	6,722
OTHER LONG-TERM LIABILITIES	13,529	11,971
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,069	1,068
SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, none
issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
28,038,787 issued and 26,201,846 outstanding at 2004 and 30,099,578
issued and 27,883,020 outstanding at 2003	484	509
Additional paid-in capital	123,332	152,547
Deferred compensation	(2,486)	-
Retained earnings	110,237	97,947
Treasury shares (at cost), 1,836,941 at 2004 and 2,216,558 at 2003	(41,271)	(30,591)
TOTAL SHAREHOLDERS' EQUITY	190,296	220,412
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 388,797	$ 426,731

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except per share data)
	2004	2003	2002

REVENUES:
Services	$ 329,511	$ 294,872	$ 268,118
Sales	97,916	78,295	62,650
	427,427	373,167	330,768
OPERATING EXPENSES:
Cost of services	256,202	230,149	208,274
Cost of sales	80,190	65,592	60,461
General and administrative expenses	28,140	22,787	20,183
Depreciation	16,800	19,796	17,082
Amortization	342	276	215
Other (income) expense, net	(761)	(1,351)	1,574
OPERATING INCOME	46,514	35,918	22,979
Interest expense	8,275	7,669	7,603
Income before income tax expense	38,239	28,249	15,376
Income tax expense	10,217	7,457	5,782
Income from continuing operations	28,022	20,792	9,594
Loss from discontinued operations (net of tax benefit of $111, $538 and $257 in 2004,
2003 and 2002, respectively)	(15,732)	(2,092)	(3,116)
Income before cumulative effect of change in accounting principle	12,290	18,700	6,478
Cumulative effect of change in accounting principle	-	-	(15,540)
NET INCOME (LOSS)	$ 12,290	$ 18,700	$ (9,062)
EARNINGS PER SHARE INFORMATION:

Basic earnings per share before cumulative effect of change in accounting principle	$ 1.04	$ 0.69	$ 0.29
Loss from discontinued operations	(0.58)	(0.07)	(0.09)
Cumulative effect of change in accounting principle	-	-	(0.47)
Basic earnings (loss) per share	$ 0.46	$ 0.62	$ (0.27)

Diluted earnings per share before cumulative effect of change in accounting principle	$ 0.97	$ 0.67	$ 0.29
Loss from discontinued operations	(0.54)	(0.07)	(0.09)
Cumulative effect of change in accounting principle	-	-	(0.47)
Diluted earnings (loss) per share	$ 0.43	$ 0.60	$ (0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,896	30,209	33,174
Diluted	28,761	31,179	33,174

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share data)

	Common Shares		Additional			Treasury Stock		Total
	Number of	Par	Paid-In	Deferred	Retained	Number of		Shareholders'
	Shares	Value	Capital	Compensation	Earnings	Shares	Amount	Equity
BALANCE, January 1, 2002	33,204,571	$ 546	$ 186,751	$ -	$ 88,309	-	$ -	$ 275,606
Stock options exercised	71,339	-	613	-	-	-	-	613
Repurchases of common shares	-	-	-	-	-	860,400	(9,011)	(9,011)
Net loss	-	-	-	-	(9,062)	-	-	(9,062)
BALANCE, December 31, 2002	33,275,910	546	187,364	-	79,247	860,400	(9,011)	258,146
Stock options exercised	154,560	2	1,532	-	-	-	-	1,534
Repurchases of common shares	-	-	-	-	-	4,687,050	(57,968)	(57,968)
Cancellation of common shares	(3,330,892)	(39)	(36,349)	-	-	(3,330,892)	36,388	-
Net income	-	-	-	-	18,700	-	-	18,700
BALANCE, December 31, 2003	30,099,578	509	152,547	-	97,947	2,216,558	(30,591)	220,412
Stock options exercised	697,326	9	8,478	-	-	-	-	8,487
Deferred compensation	-	-	2,900	(2,900)	-	-	-	-
Amortization of deferred compensation	-	-	-	414	-	-	-	414
Repurchases of common shares	-	-	-	-	-	2,378,500	(51,307)	(51,307)
Cancellation of common shares	(2,758,117)	(34)	(40,593)	-	-	(2,758,117)	40,627	-
Net income	-	-	-	-	12,290	-	-	12,290
BALANCE, December 31, 2004	28,038,787	$ 484	$ 123,332	$ (2,486)	$ 110,237	1,836,941	$ (41,271)	$ 190,296

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004, 2003 and 2002
(In thousands)
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 12,290	$ 18,700	$ (9,062)
Loss from discontinued operations, net of tax	15,732	2,092	3,116
Income from continuing operations	28,022	20,792	(5,946)
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting principle	-	-	15,540
Net provision for (recoveries of) doubtful accounts	(441)	1,355	2,644
Inventory obsolescence	2,887	2,263	1,359
Equity in loss (earnings) of affiliates	265	(52)	(161)
Minority interest	1	482	(471)
Deferred compensation	5,535	3,178	472
Depreciation and amortization	17,142	20,072	17,297
Debt issuance costs amortization	255	168	247
Loss on sale of fixed assets	550	357	1,299
Gain on the sale of investment held at cost	(82)	-	-
(Increase) decrease in value of life insurance policies	(301)	(611)	477
Deferred income taxes	(2,739)	(860)	(1,459)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,804)	(5,034)	1,539
Inventories	(904)	3,428	5,037
Prepaid expenses and other current assets	2,709	3,710	(4,669)
Other assets	(687)	(29)	(128)
Accounts payable	3,142	4,314	3,971
Accrued expenses	3,844	6,870	4,150
Other long-term liabilities	1,105	(1,475)	3,202
Net cash provided by operating activities - continuing operations	54,499	58,928	44,400
Net cash (used in) provided by operating activities - discontinued operations	(303)	923	(1,235)
Net cash provided by operating activities	54,196	59,851	43,165
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,888)	(18,377)	(16,663)
Patents and other intangibles	(209)	(199)	(54)
Acquisitions, net of cash acquired	(1,782)	(10,733)	-
Proceeds from sale of investment held at cost	328	-	-
Proceeds from sale of assets	1,342	607	1,354
Premiums on life insurance	(799)	(456)	(460)
Discontinued operations	17,944	(6,968)	(11,093)
Net cash provided by (used in) investing activities	5,936	(36,126)	(26,916)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(32,108)	(8,996)	(23,141)
Proceeds from debt borrowings	14,962	45,000	15,903
Capital lease obligations	(361)	(148)	(34)
Stock options exercised	8,487	1,534	613
Debt refinancing costs	-	(522)	-
Repurchase of common shares	(51,307)	(57,968)	(9,011)
Discontinued operations	-	(815)	421
Net cash used in financing activities	(60,327)	(21,915)	(15,249)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(195)	1,810	1,000
CASH AND CASH EQUIVALENTS, beginning of year	16,225	14,415	13,415
CASH AND CASH EQUIVALENTS, end of year	$ 16,030	$ 16,225	$ 14,415

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 7,576	$ 7,210	$ 7,420
Cash payments for income taxes	$ 11,540	$ 8,903	$ 9,813

Non-cash investing and financing activities:
Capital lease additions	$ 5	$ 678	$ 30
Insurance premium financed	$ 2,601	$ 2,588	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Financial Statements Index

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

1. DESCRIPTION OF BUSINESS

Core Laboratories N.V. ("Core Laboratories", "we", "our" or "us") is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,500 employees.

Our business units have been aggregated into three complementary segments which provide products and services for improving reservoir performance and increasing oil and gas recovery from new and existing fields: (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management. For a description of product types and services offered by these business segments, see Note 17, Segment Reporting.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Core Laboratories and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S."). All inter-company transactions and balances have been eliminated in consolidation. The equity method of accounting is used to record our interest in investments in which we have less than a majority interest and do not exercise significant control. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise significant control. We record minority interest associated with consolidated subsidiaries that are less than 100% owned. In addition, we consolidate an entity over which we have significant influence, but we have no stock ownership. We are considered the primary beneficiary of this entity, but our exposure is limited to our investment, which was insignificant at December 31, 2004.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and utilize our historical experience, as well as various other assumptions that we believe are reasonable in a given circumstance, in order to make these estimates. Actual results could differ from our estimates, as assumptions and conditions change.

The following accounts, among others, require us to use critical estimates and assumptions:

-	allowance for doubtful accounts;

-	inventory reserves;

-	depreciation and amortization;

-	income taxes;

-	long-lived assets, intangibles and goodwill; and

-	pensions and other postretirement benefits.

Accounting policies related to these accounts and the nature of these estimates are further discussed under the applicable caption. For each of these critical estimates it is at least reasonably possible that changes in these estimates will occur in the short term which may impact our financial position or results of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2004, 2003 and 2002, there were no items of other comprehensive income (loss) except net income. See the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less. These items are carried at cost, which approximates market value. For the years ended December 31, 2004, 2003 and 2002, cash equivalents included time deposits and money market investment accounts.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenues for the years ended December 31, 2004, 2003 or 2002. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific customers and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $6.1 million and $8.5 million at December 31, 2004 and 2003, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:
Buildings and leasehold improvements	3 - 40 years
Machinery and equipment	3 - 10 years

Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in operations. We incurred and expensed approximately $3.4 million, $3.3 million and $2.7 million in repair and maintenance costs for the years ended December 31, 2004, 2003 and 2002, respectively.

We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. We evaluate our property, plant and equipment for impairment if a triggering event occurs which may indicate that an impairment is probable. Under these circumstances, we compare the sum of the estimated future cash flows related to the asset group, on an undiscounted basis, and an estimate of realizable value to the carrying value of the assets. If impairment is still indicated, we compare the fair value of the assets, determined using discounted cash flows over the remaining useful life of the asset, to the carrying amount, and recognize an impairment loss for the amount by which the fair value exceeds the carrying value. The determination of fair value requires the estimation of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.  We recorded no impairment charges related to property, plant and equipment held for use in continuing operations during the years ended December 31, 2004, 2003 and 2002.

Intangibles and Goodwill

Intangibles include patents, trademarks, and trade names. Intangibles with determinable lives are amortized using the straight-line method based on the estimated useful life of the intangible. Intangibles with indeterminable lives, which consisted primarily of corporate trade names, are evaluated for impairment annually.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we test goodwill for impairment annually, or more frequently if circumstances indicate that a potential impairment has occurred. See Note 7, Goodwill.

Other Assets

Other assets consisted of the following (in thousands):
	2004	2003

Cash surrender value of life insurance	$ 4,005	$ 3,186
Pension asset	1,202	-
Investments	1,107	1,626
Debt issuance costs	720	975
Other	3,175	3,349
Total other assets	$ 10,209	$ 9,136

Cash surrender value of life insurance and the pension asset relate to postretirement benefit plans. See Note 10, Pensions and Other Postretirement Benefits. Investments include our investments in unconsolidated affiliates, accounted for under the equity method, and investments held at cost. The operations of these entities are in-line with those of our core businesses. These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities.

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

Revenue Recognition

Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are provided or product title is transferred. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Training and consulting service revenues are recognized as the services are performed. We apply the provisions of the Emerging Issues Task Force ("EITF") 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" to account for certain contracts with identifiable units of accounting.

We recognize sales of perpetual software licenses, net of deferred maintenance fees, as revenue once the criteria of Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions" are successfully met. We primarily license our software products under perpetual licenses. Client support agreements are recorded as unearned revenues and recognized as revenue ratably over the contract period, generally one year.

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Additionally, certain significant operations transact contractual business denominated in the USD. Accordingly, foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation and amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2004 and 2003 we incurred a net remeasurement gain of approximately $0.8 million and $0.4 million, respectively and losses of approximately $2.5 million for the year ended December 31, 2002. These amounts were included in other (income) expense in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

Pensions and Other Postretirement Benefits

We maintain a defined benefit pension plan for substantially all of our Dutch employees. We account for this plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 87, "Employers' Accounting for Pensions" and SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefit - An Amendment to FASB Statements No. 87, 88 and 106." As required by these pronouncements, we recognize net periodic pension costs associated with this plan in income from current operations and recognize a prepaid pension asset or liability if our projected benefit obligation is less than or greater than the fair value of the related plan assets. The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates. Actual results could differ from those estimates. See Note 10, Pensions and Other Postretirement Benefits. Furthermore, we sponsor several defined contribution plans for the benefit of our employees. We expense these contributions in the period the contribution is made.

Stock-Based Compensation

We apply the intrinsic method to account for employee stock options, as defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The intrinsic method does not require the recognition of compensation cost for options granted with an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly, we do not recognize compensation cost associated with our stock option grants. However, we have recognized compensation expense related to other stock-based compensation arrangements, including the Executive Restricted Share Matching Program, the Performance Share Award Program and the Restricted Share Award Program. See Note 13, Stock-Based Compensation.

The Financial Accounting Standard Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," and later, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," in order to encourage entities to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial model. These standards permit the use of APB No. 25 to account for stock options, but require pro forma disclosures of the impact on net income and earnings per share of applying the fair value provisions described in SFAS No. 123.

The following table provides these pro forma disclosures as if we had accounted for our stock-based compensation plans using the fair value recognition provision of SFAS 123 (in thousands, except per share data.):
Year Ended December 31,
	2004	2003	2002

Net income (loss):
As reported	$ 12,290	$ 18,700	$ (9,062)
Add: stock-based compensation expense included in reported income, net of tax	4,056	595	294
Less: stock-based compensation expense determined under fair value method	5,239	3,133	3,268
Pro forma	$ 11,107	$ 16,162	$ (12,036)
Basic earnings (loss) per share:
As reported	$ 0.46	$ 0.62	$ (0.27)
Pro forma	$ 0.41	$ 0.54	$ (0.36)
Diluted earnings (loss) per share:
As reported	$ 0.43	$ 0.60	$ (0.27)
Pro forma	$ 0.39	$ 0.52	$ (0.36)

Weighted average fair value of options granted	$ 15.56	$ 8.85	$ 11.39

The determination of the fair value of stock options was estimated using a Black-Scholes option-pricing model and required the use of highly subjective assumptions related to the volatility of our common stock, the expected term that the options would be outstanding and a risk-free rate. We do not include an estimated dividend yield in our calculations, since we have not paid dividends on our common stock historically and do not foresee paying dividends in the future. The following assumptions were used to calculate compensation expense for purposes of these pro forma results:
		New Option Grants
	Overall Range	2004	2003	2002

Risk free interest rate	3.7% - 6.7%	4.0%	3.7%	4.0%
Expected volatility	35.0% - 61.0%	56.6%	58.0%	59.0%
Expected lives (in years)	5.12 - 10.00	9.12	6.60	6.50

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supercedes APB No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. This statement becomes effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact that this statement will have on our financial position and results of operations.

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

Earnings Per Share

We compute basic earnings per common share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share include additional shares in the weighted average share calculations associated with the incremental effect of dilutive employee stock options, restricted stock awards and contingently issuable shares, as determined using the treasury stock method. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share (in thousands):

	For the Year Ended December 31,
	2004	2003	2002
Weighted average basic common shares outstanding	26,896	30,209	33,174
Effect of dilutive securities:
Stock options	1,438	795	-
Contingent shares	348	175	-
Restricted stock and other	79	-	-
Weighted average diluted common and potential common shares outstanding	28,761	31,179	33,174

We exclude the effect of anti-dilutive shares associated with these securities from the calculation of the diluted weighted average shares. If these shares had been included, the impact would have been a decrease in diluted weighted average shares outstanding of 33,693 shares, 1.7 million shares and 2.5 million shares for the years ended December 31, 2004, 2003 and 2002, respectively.

Discontinued Operations

We account for discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In April 2004, we sold our specialized geophysical and seismic-related assets and business. Based on the sale price and estimates of fair value, we adjusted the related assets to their estimated fair value in 2004 and recognized impairment charges related to the sale. Historical results for discontinued operations were adjusted to eliminate corporate allocations and inter-company transactions. Our financial statements for 2003 and 2002 represent the audited financial statements restated for these discontinued operations.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income for the years ended December 31, 2004, 2003 or 2002.

3. ACQUISITIONS

2004 Acquisitions

On November 5, 2004, we acquired certain assets from Authentix, Inc., a product authentification company located in Texas for $1.8 million in cash. The assets acquired consisted of licenses and intellectual property and certain analytical equipment. The purchase price was allocated to inventory of $0.1 million, other assets of $0.1 million, property, plant and equipment of $0.1 million and licenses and intellectual property which constituted intangible assets of $1.1 million. The excess of the purchase price over the fair value of the assets acquired of approximately $0.4 million was recorded as goodwill. In addition, we entered into a service agreement with Authentix Inc., to continue to enhance the technology we purchased and to provide fluid sample analysis for a four-year term. Under the terms of this service agreement, we are required to pay Authentix, Inc. a total of $1.0 million in quarterly installments over the four-year term. Results related to this acquisition have been included in our Production Enhancement business segment since the date of acquisition.

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

The allocation of the purchase price and a reconciliation of the cash used in 2003 for purchases are as follows (in thousands):
Fair Value of Assets and Liabilities:	GOEX	Other	Total
Accounts receivable	$ 4,596	$ -	$ 4,596
Inventory	1,328	7	1,335
PP&E	192	57	249
Intangible Assets	638	238	876
Goodwill	4,074	388	4,462
Accrued liabilities	(145)	(20)	(165)
Debt	-	(620)	(620)
Net purchase price	$ 10,683	$ 50	$ 10,733

We recorded a goodwill adjustment of $2.2 million related to Advanced Data Solutions ("ADS") in 2003 in our Reservoir Management business segment. The ADS assets were included in the sale of our seismic-related business in 2004. See Note 16, Discontinued Operations. The remaining assets have been included in the Production Enhancement business segment since the date of the acquisition. Goodwill associated with these assets is tested for impairment at least annually, in accordance with SFAS No. 142.

2002 Acquisitions

On July 1, 2002, we acquired certain assets of ADS for approximately $8.0 million in cash. The addition of the ADS assets was previously included in the Reservoir Management segment, prior to the sale of our seismic business in April 2004, and provided additional depth-imaging and velocity modeling services. The transaction resulted in an increase in goodwill of approximately $5.7 million. ADS attained certain contingent goals for the year ended December 2002 which resulted in additional consideration in the amount of $2.2 million. This additional consideration was reflected as an adjustment to goodwill in the second quarter of 2003.

4. INVENTORIES

Inventories consisted of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Finished goods	$ 25,534	$ 28,673
Parts and materials	4,529	4,297
Work in progress	1,181	943
Total inventories	31,244	33,913
Less - valuation reserves	1,818	2,599
Inventories, net	$ 29,426	$ 31,314

We include freight costs incurred for shipping inventory to our clients in the Cost of Sales caption in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

5. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows at December 31, 2004 and 2003 (in thousands):
	2004	2003

Land	$ 6,002	$ 6,347
Building and leasehold improvements	54,511	44,895
Machinery and equipment	109,296	106,516
Total property, plant and equipment	169,809	157,758
Less - accumulated depreciation and amortization	90,187	70,422
Property, plant and equipment, net	$ 79,622	$ 87,336

Our property, plant and equipment amounts include assets held under capital lease arrangements which totaled $0.3 million and $0.5 million at December 31, 2004 and 2003, respectively. Amortization of these capital lease amounts was $0.2 million for each of the years ended December 31, 2004 and 2003, and has been included in depreciation expense on the accompanying Statements of Operations and Other Comprehensive Income (Loss). Amortization related to assets held under capital lease arrangements was insignificant for the year ended December 31, 2002.

6. INTANGIBLES

The components of intangibles are as follows (in thousands):

		2004		2003
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	3-20	$ 1,562	$ 372	$ 1,562	$ 233
Acquired patents and trademarks	10	2,310	1,391	1,699	1,273
Agreements not to compete	3-7	810	119	233	50
Acquired trade names	30	392	27	279	11
Acquired trade names	Indefinite	3,892	-	3,892	-
Total intangibles		$ 8,966	$ 1,909	$ 7,665	$ 1,567

The increase in intangible asset in 2004 relates primarily to intellectual property obtained from the acquisition of certain assets from Authentix, Inc. in November 2004. See Note 3, Acquisitions.

Our estimated amortization expense related to these intangibles for the next five years is summarized in the following table (in thousands):
December 31, 2005	$ 433
December 31, 2006	$ 409
December 31, 2007	$ 383
December 31, 2008	$ 324
December 31, 2009	$ 296

Certain intangibles, primarily related to trade names, are deemed to have an indefinite life and are not amortized. These intangibles are included in an impairment analysis performed at least annually.

7. GOODWILL

We adopted the transitional disclosures of SFAS 142 effective January 1, 2002. The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2004 and 2003 were as follows (in thousands):
	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2001	$ 72,662	$ 52,593	$ 18,051	$ 143,306
Reclassifications and Other	(8,100)	8,050	-	(50)
Impairment loss	-	(334)	(15,206)	(15,540)
Balance at December 31, 2002	64,562	60,309	2,845	127,716
Goodwill acquired during the year	388	4,074	-	4,462
Balance at December 31, 2003	64,950	64,383	2,845	132,178
Goodwill acquired during the year	-	437	-	437
Balance at December 31, 2004	$ 64,950	$ 64,820	$ 2,845	$ 132,615

We test goodwill for impairment at least annually or more frequently if circumstances indicate a potential impairment. For purposes of this test, we compare the fair value of our reportable segments to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. Fair value is determined by determining the present value of projecting future cash flows discounted at our cost of capital rate. If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated. If impairment is indicated, the fair value of the reportable segment would be determined, much like a purchase price allocation under the purchase accounting method prescribed in SFAS No. 141, "Business Combinations." Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified. We performed this impairment testing at December 31, 2004. No impairment was indicated, and therefore, no impairment loss has been recorded in 2004 related to continuing operations. See Note 16, Discontinued Operations.

In the first quarter of 2002, upon adoption of SFAS No. 142, we recorded an impairment charge of approximately $15.5 million related to goodwill, which is reflected as a cumulative effect of a change in accounting principle in the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss).

The increase in goodwill for the year ended December 31, 2004 was related to the acquisition of certain assets of Authentix, Inc., as discussed at Note 3, Acquisitions.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	2004	2003

$75,000 Credit Facility	$ 35,000	$ 49,000
Senior notes	75,000	75,000
Capital lease obligations	234	589
Other indebtedness	2,966	3,512
Total debt and capital leases obligations	113,200	128,101
Less - short-term debt included in other indebtedness	2,601	2,588
Less - current maturities of long-term debt	375	829
Long-term debt and capital lease obligations, net	$ 110,224	$ 124,684

In June 2003, we amended our $100.0 million Credit Facility, which we entered into in July 1999. The June 2003 amendment reduced the capacity of the Credit Facility ("Credit Facility") to $75.0 million from $100.0 million but added an option to increase the commitment to $125.0 million if certain conditions are met.

The Credit Facility bears interest at variable rates from LIBOR plus 0.875% to a maximum of LIBOR plus 1.50%. At December 31, 2004, the weighted average interest rate of amounts outstanding under the Credit Facility was 3.64%. The weighted average interest rate under this facility was 2.95% for the year ended December 31, 2004. The Credit Facility matures in June 2006 and requires interest payments only until maturity. These interest payments are based on the interest period selected. Our available borrowing capacity under the Credit Facility at December 31, 2004 was $37.3 million. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $2.7 million at December 31, 2004 related to certain projects in progress.

In July 1999, we issued $75.0 million in senior notes, $35.0 million Series A and $40.0 million Series B ("Senior Notes"), that bear an average fixed rate of 8.16% and require annual principal payments of $7.0 million for Series A beginning on July 22, 2005, continuing annually through July 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing annually through July 2011, in addition to semi-annual interest payments.

The principal payment of approximately $7.0 million which is due under our Senior Notes facility on July 22, 2005 (which falls within one year of December 31, 2004), has been classified as long-term as of December 31, 2004, as management expects to refinance this obligation with borrowings under the Credit Facility.

The terms of the Credit Facility and Senior Notes require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. All of our material wholly owned subsidiaries are guarantors or co-borrowers under both debt agreements.

We have unsecured letters of credit, performance guarantees and bonds totaling $1.6 million at December 31, 2004.

Other indebtedness includes approximately $2.6 million of debt incurred relating to the financing of our corporate insurance.

Scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):
2005	$ 9,976
2006	42,124
2007	15,100
2008	15,000
2009	15,000
Thereafter	16,000
Total long-term debt and capital lease obligations	$ 113,200

We believe that the carrying amount of our long-term debt, excluding the Senior Notes, approximates fair value, as the majority of these borrowings bear interest at variable market interest rates. The estimated fair value of the $75.0 million Senior Notes was approximately $82.3 million at December 31, 2004 and $84.0 million at December 31, 2003, and was determined based on the difference between the contractual principal and interest repayment terms and the estimated market interest rates in effect at each period end. These estimates are not necessarily indicative of the amounts that could be realized in a current market transaction.

9. INCOME TAXES

The components of operating income before income tax expense and cumulative effect of change in accounting principle for 2004, 2003 and 2002 are as follows (in thousands):
	2004	2003	2002

United States	$ 5,258	$ (661)	$ (6,284)
Other countries	32,981	28,910	21,660
Operating income before income tax expense	$ 38,239	$ 28,249	$ 15,376

The components of income tax expense (benefit) for 2004, 2003, and 2002 are as follows (in thousands):
	2004	2003	2002
Current:
United States	$ (183)	$ 561	$ (255)
Other countries	11,248	7,214	7,030
State and provincial	1,891	542	466
Total current	12,956	8,317	7,241
Deferred:
United States	204	324	(2,033)
Other countries	(2,998)	(1,487)	758
State and provincial	55	303	(184)
Total deferred	(2,739)	(860)	(1,459)
Income tax expense from continuing operations	$ 10,217	$ 7,457	$ 5,782

The difference between income tax expense computed using The Netherlands statutory income tax rate of 34.5% and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2004, 2003, and 2002 are as follows (in thousands):
	2004	2003	2002

Tax at The Netherlands income tax rate	$ 13,193	$ 9,746	$ 5,305
International earnings taxed at rates lower than The Netherlands statutory rate	(7,056)	(6,145)	(5,910)
Extraterritorial income exclusion benefit	(197)	-	(17)
Non-deductible expenses	2,562	3,246	2,775
Change in valuation allowance	(231)	(235)	3,347
State and provincial taxes	1,946	845	282
Income tax expense from continuing operations	$ 10,217	$ 7,457	$ 5,782

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2004 and 2003 are summarized as follows (in thousands):
	2004	2003

Deferred tax assets:
Net operating loss carry forwards	$ 21,317	$ 16,000
Tax credit carry forwards	5,988	4,981
Accounts receivable	424	2,266
Other	1,875	1,245
Total deferred tax assets	29,604	24,492
Valuation allowance	(14,220)	(9,956)
Net deferred tax asset	15,384	14,536
Deferred tax liabilities:
Intangibles	(1,334)	(1,372)
Property, plant and equipment	(2,485)	(3,132)
Other	(3,491)	(4,697)
Total deferred tax liabilities	(7,310)	(9,201)
Net deferred income taxes	$ 8,074	$ 5,335

Current deferred tax assets	$ 424	$ -
Long-term deferred tax assets	7,650	5,335
Total deferred tax assets	$ 8,074	$ 5,335

At December 31, 2004, we had net operating loss carry forwards for income tax purposes in various tax jurisdictions of approximately $62.9 million. Of those carry forwards that are subject to expiration, they will expire, if unused, over the years 2005 through 2024. During 2004, $0.1 million of the operating loss carry forwards expired without being utilized. We anticipate that taxable income in future years will allow us to fully utilize the carry forwards that have not had a valuation allowance provided against them. We provide a valuation allowance due to the likelihood of not utilizing the net operating loss carry forwards in certain foreign tax jurisdictions. Other deferred tax liabilities are provided for revenues and expenses that may be recognized by the various tax jurisdictions in periods that differ from when recognized for financial reporting purposes. The 2004 accounts receivable deferred tax asset balance is classified as other current assets in the accompanying Consolidated Balance Sheet. The 2004 change in valuation allowance includes $4.5 million related to the operating loss from discontinued operations.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned. The Company funded the future obligations of the Dutch Plan by purchasing investment contracts from a large multi-national insurance company. We make annual premium payments, based upon each employee's age and current salary, to the insurance company.

Prior to January 1, 2004 we estimated that the projected benefit obligation of this plan approximated the value of the investment contracts purchased from the insurance company. Effective January 1, 2004, an actuary began estimating the projected benefit obligation. Since the Company's contributions exceeded the actuarially determined net periodic pension cost, we recognized a prepaid pension asset as of December 31, 2004.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2004 (in thousands):
2004
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$ 16,893
Service cost	603
Interest cost	734
Benefits paid	(259)
Actuarial loss, net	117
Unrealized loss on foreign exchange	1,368
Projected benefit obligation at end of year	19,456

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	16,893
Actual gain on plan assets	580
Employer contributions	1,539
Benefits paid	(259)
Unrealized gain on foreign exchange	1,442
Fair value of plan assets at end of year	20,195

Pension Asset Recognized:
Funded status of the plan - over funded	739
Unrecognized net actuarial loss	463
Long-term pension asset	$ 1,202

Accumulated Benefit Obligation	$ 17,189

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2004:
Weighted average assumed discount rate	4.50%
Weighted average rate of compensation increase	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2004 was decreased from 4.75% to 4.50%. The decrease in the discount rate was consistent with a general decline in long-term interest rates in The Netherlands during 2004. This change in discount rates resulted in an unrecognized actuarial loss as of December 31, 2004.

The components of net periodic pension cost under this plan for the year ended December 31, 2004 included:

Service cost	$ 603
Interest cost	734
Expected return on plan assets	(814)
Unrecognized pension asset	(81)
Net periodic pension cost	$ 442

This net periodic pension cost was calculated using the following assumptions:

Weighted average assumed discount rate	4.75%
Expected long-term rate of return on plan assets	4.75%
Weighted average rate of compensation increase	3.00%

Plan assets at December 31, 2004 consisted of insurance contracts with returns comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the expected returns on these contracts. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2005 minimum funding requirements are expected to be approximately $1.8 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan. Expected benefit payments under this plan for the next five years are as follows (in thousands):
Year Ended December 31,	Amount
2005	$ 355
2006	$ 422
2007	$ 461
2008	$ 525
2009	$ 561
Succeeding five years	$ 4,212

Expected benefit payments were actuarially determined by year through 2011, and we used these amounts as a basis to estimate benefit payments through 2014.

Defined Contribution Plans

We maintain four defined contribution plans (the "Plans") for the benefit of eligible employees in the United States, Canada and the United Kingdom. In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Plans. For the years ended 2004, 2003 and 2002, we expensed approximately $2.4 million, $1.8 million and $2.3 million respectively, for our matching and discretionary contributions to the Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key officers and outside directors. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2004, 2003 and 2002 was approximately $0.5 million, $1.4 million and $0.6 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the officer deferred compensation contracts.

We have adopted a deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary and bonus, as well as the amount of any reductions in their deferrals under the 401(k) Plan, due to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. These employer contributions vest ratably over a period of five years.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plan are forfeited upon a participant's termination of employment to the extent they are not vested at that time.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss on May 21, 2004. On March 8, 2005, the Court denied without prejudice defendants' motion to dismiss subject to Plaintiffs filing a Second Amended Compliant that sets forth with particularity allegations that meet the heightened pleading requirements of Federal Rule of Civil Procedure 9(b) and the Private Securities Litigation Reform Act of 1995. The order requires the Second Amended Complaint to be filed by May 9, 2005 and requires the defendants to answer or otherwise respond by July 8, 2005. If defendants file a motion to dismiss the Second Amended Compliant, plaintiffs must respond by August 22, 2005 and defendants shall reply by September 12, 2005. Discovery will remain stayed. We intend to continue to vigorously defend against this lawsuit.

We recently received a request from the SEC to provide a sworn statement and certain information regarding our participation in the United Nations Oil-for-Food Program. The SEC has issued a formal order of investigation that names more than a dozen companies involved in the Oil-for-Food Program, including Core Laboratories. We have informed the SEC that we do have a subsidiary that had contracts with the United Nations to monitor the quantity of oil sold by the Government of Iraq under the Oil-for-Food Program, but neither we nor our subsidiaries purchased oil under the Oil-for-Food Program or sold any goods destined for Iraq under the Oil-for-Food Program.

Core Lab does not maintain any off-balance sheet debt or other similar financing arrangements nor has it formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2004, consist of the following (in thousands):
2005	$ 7,412
2006	4,468
2007	3,330
2008	2,476
2009	1,819
Thereafter	8,752
Total commitments	$ 28,257

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $7.8 million, $7.6 million and $6.9 million for 2004, 2003 and 2002, respectively.

12. CAPITAL STOCK

Treasury Shares

On October 10, 2002, we activated a share repurchase program approved by shareholders at our annual meeting in May 2002. The program has continued to be extended at our annual meeting authorizing the purchase of up to 10% of our outstanding shares and is extended through December 1, 2005. The cancellation of shares has also been approved by shareholders at prior shareholder meetings. The repurchase of shares in the open market is at the discretion of management. From the activation of the share repurchase program through December 31, 2004, we have repurchased 7,925,950 shares for an aggregate purchase price of approximately $118.3 million, or an average price of $14.93 per share and have cancelled 6,089,009 shares at a cost of $77.0 million. We are incorporated in The Netherlands and under the Dutch Commercial Code, a corporation can hold a maximum of 10% of their outstanding shares in treasury. At December 31, 2004, we had the authority to repurchase 937,499 additional shares under our stock repurchase program. Subsequent to year end through February 28, 2005, we have repurchased approximately 264,900 shares at a total cost of approximately $6.2 million.

13. STOCK -BASED COMPENSATION

We have granted stock options and awards under two stock option plans: the 1995 Long-term Incentive Plan (the "Plan") and the 1995 Non-employee Director Stock Option Plan (the "Non-employee Director Plan"). In addition, we have assumed certain outstanding stock options related to our acquisitions.

1995 Long-term Incentive Plan

The 1995 Long-term Incentive Plan provided for a maximum of 1,300,000 common shares to be granted, but was amended and restated in May 1997 and May 2002 to authorize an additional 4,100,000 common shares for grant to eligible employees. Awards under this plan are provided to encourage stock ownership by corporate and divisional management, as we believe that widespread common share ownership by key employees is an important means of encouraging superior performance and retaining employees. Stock options are granted under this plan at market value on the date of grant, are exercisable for a period of 10 years and vest in equal installments over four years. Common share option and award grants are considered annually based on competitive multiples of base salary. Senior executives typically have a higher multiple and, as such, have a greater portion of their total compensation linked to our long-term success. In determining the appropriate grant multiples, we target the market median among publicly held oilfield service companies of similar size. At December 31, 2004, approximately 150,000 shares were available for future issuance under this Plan.

The following three compensation programs have been granted pursuant to the 1995 Long-term Incentive Plan: (1) the Executive Restricted Share Matching Program (2) the Performance Share Award Program ("PSAP") and (3) the Restricted Share Award Program ("RSAP").

Executive Restricted Share Matching Program

In 2002, we implemented an Executive Restricted Share Matching Program to encourage personal investment in our common shares by our executive officers. Under the program, certain of our executives were granted a number of restricted shares equal to the number of common shares such executive officer had purchased in open market transactions or held in his deferred compensation, 401(k) or other retirement account as of June 1, 2002. The Executive Restricted Share Matching Program is a variable plan. The number of shares that an executive officer was eligible to have matched was capped at 50,000 shares. Pursuant to the program, we matched 132,852 shares for our executives, resulting in compensation expense of $2.2 million, $0.8 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively. Based on the share price at December 31, 2004, compensation expense of $0.6 million remains to be recognized in 2005. Such amounts may increase or decrease based on the share price in future periods. This expense is included in general and administrative expenses in our results of operations. The shares will vest in June 2005, three years from the date of grant, assuming the executive's continued employment with us and continued ownership of the underlying common shares upon which the grant was based. These awards will also vest immediately upon the death or disability of the participant, involuntary termination without cause or a change in control.

The agreements governing the awards also provide that each executive officer is entitled to receive an additional restricted share award upon the vesting of the initial restricted shares in order to reimburse the executive for the amount of tax payable by the executive upon the vesting of the initial restricted shares (including any tax due as a result of the tax gross-up itself). If the initial restricted shares vest as a result of any of the events listed in the last sentence of the preceding paragraph, the executive will be granted a lump sum cash payment equal to the amount of tax due (including any tax due as a result of the tax gross-up itself) rather than a grant of restricted shares. The additional restricted shares will vest two years from the date of the grant assuming the executive's continued employment with us, continued ownership of the common shares upon which the initial grant was based and continued ownership of the vested initial restricted shares (less a number of restricted shares equal in value to the amount of tax the executive was required to pay upon the vesting of the initial shares). These additional awards will also vest immediately upon death or disability, involuntary termination without cause or a change in control.

Performance Share Award Program

Under this program, certain executives were awarded the right to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Rights related to an aggregate of 125,000 shares ("Tranche 1"), 125,000 shares ("Tranche 2") and 120,000 shares ("Tranche 3") were issued with respect to the performance periods ending on December 31, 2004, 2005 and 2006, respectively. Unless there is a change in control, as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods.

To meet the performance targets under Tranche 1 and Tranche 2, our common stock must perform as well as or better than the 50th percentile of the return earned by the common stock of the companies comprising the Philadelphia Oil Services Sector Index ("OSX") for the applicable performance period. If our common shares perform as well as or better than the 50th percentile but below the 75th percentile of the companies comprising the OSX, then the number of rights eligible to vest would be interpolated between 20% and 100% of the shares granted. If our common shares perform as well as or better than the 75th percentile of the companies comprising the OSX, then 100% of the rights would be eligible to vest.

The performance targets for Tranche 3 are similar to those for Tranches 1 and 2 for rights relating to 60,000 shares. Rights related to an additional 60,000 shares granted under Tranche 3 will be eligible to vest if our calculated return on equity, as defined in the PSAP, exceeds a pre-determined target return on equity of 18%. Pursuant to the agreement, return on equity is calculated by dividing earnings before interest and income tax from continuing operations for the performance period by ending shareholders' equity for the performance period. Unless there is a change in control, none of these 60,000 shares will be issued if our return on equity does not exceed 12% for the three-year performance period ending December 31, 2006. If our return on equity for the performance period equals 12%, then 20% of the shares will be issued, and if our return on equity equals or exceeds 18%, then 100% of the shares will be issued. If our return on equity for the performance period is greater than 12% but less than 18%, then the number of shares to be issued would be interpolated based on the terms of the agreement. If a change in control occurs prior to the last day of the performance period and while the executive officer is employed by us, then all of the executive officer's performance shares will vest as of the date of the change in control.

We included $2.9 million of compensation expense as general and administrative expenses in our results of operations for the year ended December 31, 2004 related to Tranche 1 of the PSAP, as management believes it is probable that the performance requirements related to these shares will be met. No compensation expense has been recorded related to Tranche 2 or Tranche 3, as management cannot determine whether the performance criteria will be met. If it were probable that the performance criteria would be met under these arrangements, based on December 31, 2004 stock prices, we would have recorded an additional $2.9 million and $2.3 million of compensation expense related to Tranche 2 and Tranche 3, respectively, as of December 31, 2004.

For diluted weighted average shares outstanding at December 31, 2004, we calculated 348,484 contingently issuable shares under the PSAP based on our common stock's performance relative to the OSX, assuming the shares were fully vested as of that date. These contingently issuable shares include 125,000 shares related to Tranche 1, for which the performance period has ended as of December 31, 2004, but shares were not yet issued. According to the terms of the PSAP, these shares are not considered vested until a committee of our Board of Supervisory Directors verifies in writing that the performance targets were met. Therefore, these shares are not considered issued for purposes of calculating basic earnings per share at December 31, 2004.

Restricted Share Award Program

Earlier in 2004, our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement, we granted 128,500 shares of restricted stock to key employees. This arrangement is a fixed award which will require us to recognize compensation expense totaling $2.9 million over a seven year vesting period on a straight-line basis, which approximates $0.4 million per year. However, we may be required to recognize this expense earlier if one of two performance accelerators is satisfied, as defined in the related agreement. At December 31, 2004, 128,000 shares were outstanding under the RSAP. We have recognized compensation expense totaling $0.4 million under this award program for the year ended December 31, 2004.

1995 Non-employee Director Stock Option Plan

The 1995 Non-employee Director Stock Option Plan provides common shares for grant to our eligible Supervisory Directors. The Maximum number of shares initially available for award under this plan was limited to 100,000 common shares. The plan was amended and restated effective May 1997 and May 2000 to authorize an additional 600,000 common shares for grant. Under this plan, beginning in 1996, options to purchase 10,000 shares of common stock are granted to each eligible Supervisory Director and options to purchase 20,000 shares of common stock are granted to the Chairman of the Board of Supervisory Directors, annually. Only non-employee Supervisory Directors are eligible for these options grants, under which options are exercisable for a period of 10 years and vest on the day before the next annual shareholders meeting following the date of grant. Options under this plan are granted at market value on the date of grant.

The following table presents the change in outstanding stock options issued under the 1995 Long-term Incentive Plan and the 1995 Non-employee Director Stock Option Plan for the years ended December 31, 2004, 2003 and 2002.

Summary of Stock Options:
	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance as of December 31, 2001	4,017,782	$ 0.01 - 61.19	$ 13.63
Options granted	69,980	9.50 - 12.00	11.39
Options exercised	(71,339)	6.00 - 13.06	8.78
Options canceled	(44,764)	9.50 - 19.38	14.71
Balance as of December 31, 2002	3,971,659	0.01 - 61.19	13.67
Options granted	646,000	8.84 - 11.15	8.85
Options exercised	(154,560)	0.96 - 14.00	9.93
Options canceled	(269,138)	9.50 - 19.38	15.26
Balance as of December 31, 2003	4,193,961	0.01 - 61.19	12.97
Options granted	71,000	23.00	23.00
Options exercised	(697,326)	0.01 - 22.56	12.22
Options canceled	(58,155)	7.09 - 61.19	13.92
Balance as of December 31, 2004	3,509,480	$ 0.01 - 61.19	$ 12.94

The following table summarizes stock options outstanding and exercisable as of December 31, 2004 by exercise price range:
	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of Exercise Prices:
$0.01 to $6.00	147,124	2.0	$ 4.02	147,124	$ 4.02
$7.09 to $12.13	1,523,039	6.4	9.46	927,983	9.58
$13.06 to $17.57	1,211,035	5.1	14.68	1,057,160	14.47
$18.38 to $23.00	608,646	5.6	19.82	531,396	19.39
$25.56 to $26.00	18,000	6.2	25.63	14,250	25.65
$61.19	1,636	2.3	61.19	1,636	61.19
	3,509,480	5.6	$ 12.94	2,679,549	$ 13.27

As of December 31, 2004, approximately 297,500 shares were available for issuance under the 1995 Non-employee Director Stock Option Plan.

14. OTHER (INCOME) EXPENSE

The components of other (income) expense, net, are as follows (in thousands):
	Year Ended
	2004	2003	2002

Minority interest	$ 1	$ 482	$ (471)
Loss on sale of assets	550	357	1,299
Equity in loss (earnings) of affiliates	265	(52)	(161)
Foreign exchange (gain) loss	(788)	(410)	2,534
Interest income	(189)	(186)	(188)
Other	(600)	(1,542)	(1,439)
Total other (income) expense, net	$ (761)	$ (1,351)	$ 1,574

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.) Foreign exchange gains and losses are the result of fluctuations in the U.S. Dollar against foreign currencies and are included in other income in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency; as well as countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	Year Ended
(Gains) losses by currency	2004	2003	2002

Canadian Dollar	$ (457)	$ (1,065)	$ (233)
Euro	96	161	260
Mexican Peso	(25)	559	427
Venezuelan Bolivar	580	148	1,826
Russian Ruble	(370)	(187)	114
Nigerian Naira	(126)	215	78
Other currencies	(486)	(241)	62
Total (gains) losses	$ (788)	$ (410)	$ 2,534

In February 2003, the Venezuelan government imposed an exchange rate of 1,596 Bolivar ("VEB") per USD. In February 2004, the government devalued the VEB by 20% to 1,915 VEB per USD. At December 31, 2004, our net monetary assets denominated in VEB in Venezuela were $3.0 million. Effective March 2, 2005, the Venezuelan government devalued the VEB by an additional 12% to 2,147 VEB per USD. If this devaluation had occurred on December 31, 2004, the impact would have resulted in a foreign exchange loss of approximately $0.3 million. Because of this devaluation, in the first quarter of 2005, we will incur foreign exchange losses on our net monetary assets denominated in VEB. Future currency devaluation in Venezuela or in other countries in which we operate, could negatively impact our financial position and results of operations.

15. WRITE-OFFS AND RESTRUCTURING CHARGES

During late 2001, we restructured certain operations in Mexico, the United Kingdom, the U.S. and other countries to improve operating efficiencies. We recorded restructuring expense which included write-offs of assets and leasehold improvements, and an accrual for facility restoration, severance benefits (for approximately 100 field employees) and lease termination costs. During 2002 we relocated a facility from Mexico City to Villahermosa, Mexico. In early 2003, we completed the relocation of one of our operations from Dallas to the Houston Advanced Technology Center. These restructuring activities impacted each of our operating segments as follows: Reservoir Description - $0.8 million; Production Enhancement - $0.1 million; and Reservoir Management - $2.1 million. We completed substantially all employee terminations by the end of the first quarter of 2002. We used cash from operations totaling $2.9 million to pay costs related to these restructuring activities since late 2001. As of December 31, 2002, the outstanding restructuring accrual totaled $0.5 million, of which $0.4 million related to lease obligations and the remainder related to restoration and other accruals. As of December 31, 2003, the remaining accrual was $0.2 million, which related primarily to our lease obligations. As of December 31, 2004, our remaining accrual was $0.1 million related to these lease obligations. We expect to utilize this accrual in 2005.

16. DISCONTINUED OPERATIONS

In March 2004, the Board of Supervisory Directors approved a plan to exit the specialized geophysical and seismic-related business that was included in our Reservoir Management segment.

On April 22, 2004, we sold our specialized geophysical and seismic-related assets and business to Paradigm Geotechnology ("Paradigm"), a privately held company, for approximately $18.2 million in cash proceeds in addition to certain assumed liabilities. The amount of consideration paid was determined in arms-length negotiations between the parties. The transaction includes certain assets and liabilities in Calgary and Houston and two entities in Mexico. In late 2004, we paid $1.5 million to Paradigm related to the working capital adjustment provision of the sales agreement. Furthermore, in connection with the sales agreement, we paid employee costs of approximately $1.0 million in 2004, and accrued an additional $0.1 million as of December 31, 2004. Proceeds from the sale of this business were used to pay down debt and continue our stock repurchase program.

The results of operations of the specialized geophysical and seismic-related business sold or disposed of are reported as Discontinued Operations on the Consolidated Statements of Operations and the assets and liabilities associated with these discontinued operations are classified as Assets and Liabilities Held for Sale.

Based on the sales price and estimates of fair value, we adjusted the related assets to their estimated fair value in 2004. As a result, we recognized losses at that time for the impairment of goodwill, intangible assets and long-lived assets. In addition, we recorded a charge to increase the allowance for doubtful accounts. These charges have been included in the loss from discontinued operations. The 2004 pre-tax charges are summarized below (in thousands):
Impairment of goodwill to fair value	$ 4,887
Impairment of intangibles to fair value	3,092
Impairment of long-lived assets to fair value	3,266
Provision for doubtful accounts	1,200
Total	$ 12,445

Historical results for discontinued operations have been adjusted to eliminate corporate allocations and inter-company transactions. These results of operations, as adjusted, are presented in the following table for the years ended December 31, 2004, 2003 and 2002 (in thousands):
Year Ended December 31,
	2004	2003	2002
Revenue	$ 3,639	$ 32,470	$ 33,980
Pretax loss	$ 15,843	$ 2,630	$ 3,373
Loss after tax benefit	$ 15,732	$ 2,092	$ 3,116

The summarized balance sheet lines of the specialized geophysical and seismic-related business as of December 31, 2004 and December 31, 2003 have been reclassified as shown below (in thousands):
	December 31,	December 31,
	2004	2003
Accounts receivable, net	$ -	$ 18,709
Other current assets	-	1,156
Current assets of discontinued operations	$ -	$ 19,865

Property, plant and equipment, net	$ -	$ 7,475
Goodwill and other intangibles, net	-	12,007
Other assets	-	213
Long term assets of discontinued operations	$ -	$ 19,695

Accounts payable	$ 59	$ 1,636
Accrued payroll and related cost	-	578
Other accrued expenses	238	4,211
Current liabilities of discontinued operations	$ 297	$ 6,425

17. SEGMENT REPORTING

We operate our business in three reportable segments: (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management. These business segments provide different services and utilize different technologies.

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

Results for these business segments are presented below. We use the same accounting policies to prepare our business segment results as are used to prepare our consolidated financial statements. We evaluate performance based on income or loss from continuing operations before income tax, interest and other non-operating income (expense). Summarized financial information concerning our segments is shown in the following table (in thousands):
	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
DECEMBER 31, 2004
Revenues from unaffiliated customers	258,864	147,119	21,444	-	427,427
Inter-segment revenues	1,161	778	180	(2,119)	-
Segment income (loss)	27,877	19,472	2,588	(3,423)	46,514
Total assets	201,960	150,386	12,918	23,533	388,797
Capital expenditures	8,010	2,210	135	533	10,888
Depreciation and amortization	9,036	3,769	497	3,840	17,142

DECEMBER 31, 2003
Revenues from unaffiliated customers	239,646	117,153	16,368	-	373,167
Inter-segment revenues	655	419	594	(1,668)	-
Segment income	22,400	11,122	1,791	605	35,918
Total assets	200,047	147,871	13,020	65,793	426,731
Capital expenditures	8,668	6,342	12	3,355	18,377
Depreciation and amortization	11,451	4,453	802	3,366	20,072

DECEMBER 31, 2002
Revenues from unaffiliated customers	220,418	91,822	18,528	-	330,768
Inter-segment revenues	1,548	106	171	(1,825)	-
Segment income (loss)	25,603	1,731	(503)	(3,852)	22,979
Total assets	194,896	138,820	15,748	72,137	421,601
Capital expenditures	11,869	3,377	230	1,187	16,663
Depreciation and amortization	9,680	3,915	688	3,014	17,297

1) "Corporate and other" represents those items that are not directly related to a particular segment, eliminations and the assets and liabilities of discontinued operations.

We are a  Netherlands company and we derive our revenues from services and product sales to customers primarily in the oil and gas industry. No single client accounted for 10% or more of consolidated revenues in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for 2004, 2003 and 2002 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries	Consolidated
DECEMBER 31, 2004
Revenues	177,918	56,553	192,956	427,427
Operating income	25,082	10,299	11,133	46,514
Total assets	159,890	36,527	192,380	388,797

DECEMBER 31, 2003
Revenues	151,042	42,311	179,814	373,167
Operating income	15,369	3,897	16,652	35,918
Total assets	179,249	35,348	212,134	426,731

DECEMBER 31, 2002
Revenues	136,526	32,186	162,056	330,768
Operating income	2,257	1,637	19,085	22,979
Total assets	174,585	34,982	212,034	421,601

U.S. revenues derived from exports were approximately $30.6 million, $22.4 million and $21.1 million in 2004, 2003 and 2002, respectively. Operating income (loss) and total assets associated with our corporate operations have been included in the results for the United States.

18. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our quarterly financial data for the four quarters ended December 31, 2004 and 2003 (in thousands, except per share data).

Quarter ended 2004	December 31	September 30	June 30	March 31

Services and sales revenues	$ 116,100	$ 108,779	$ 102,231	$ 100,317
Cost of services and sales	91,421	85,562	79,477	79,932
Other operating expenses	9,695	9,851	14,048	10,927
Operating income	14,984	13,366	8,706	9,458
Interest expense	2,218	2,017	2,003	2,037
Income before income tax expense	12,766	11,349	6,703	7,421
Income tax expense	3,225	3,115	1,877	2,000
Income from continuing operations	9,541	8,234	4,826	5,421
Discontinued operations	(491)	(929)	(2,354)	(11,958)
Net income (loss)	$ 9,050	$ 7,305	$ 2,472	$ (6,537)

Per share information:
Basic earnings per share [1]	$ 0.34	$ 0.28	$ 0.09	$ (0.24)
Diluted earnings per share [1]	$ 0.32	$ 0.26	$ 0.09	$ (0.22)

Weighted average common shares outstanding:
Basic	26,284	26,530	27,115	27,671
Diluted	28,322	28,506	28,935	29,109

Quarter ended 2003	December 31	September 30	June 30	March 31

Services and sales revenues	$ 99,212	$ 97,791	$ 90,679	$ 85,485
Cost of services and sales	74,877	75,480	73,699	71,685
Other operating expenses	12,357	10,081	8,887	10,183
Operating income	11,978	12,230	8,093	3,617
Interest expense	2,191	2,075	1,761	1,642
Income before income tax expense	9,787	10,155	6,332	1,975
Income tax expense	2,622	2,615	1,663	557
Income from continuing operations	7,165	7,540	4,669	1,418
Discontinued operations	(152)	(1,645)	(34)	(261)
Net income	$ 7,013	$ 5,895	$ 4,635	$ 1,157

Per share data:
Basic earnings (loss) per share [1]	$ 0.25	$ 0.20	$ 0.15	$ 0.04
Diluted earnings (loss) per share [1]	$ 0.24	$ 0.20	$ 0.15	$ 0.04

Weighted average common shares outstanding:
Basic	28,343	29,427	31,338	32,085
Diluted	29,509	30,019	31,690	32,520

1) The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

19. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supercedes APB No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. This statement becomes effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the impact that this statement will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This pronouncement amends previous guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, shipping and handling costs and spoilage, and generally requires that those items be recognized as current period charges. In addition, this pronouncement requires that fixed production overhead allocations to conversion costs be based on the normal capacity of the production facilities. This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and will be applied prospectively. We are currently evaluating the impact of this pronouncement on our financial position and results of operations.

In December 2003, the FASB issued an amendment of SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This amendment requires additional annual disclosures about pension or postretirement plan assets and liabilities, disclosure of investment policies and strategies for plan assets, basis for expected rate of return on assets and total accumulated benefit obligation under the plan. In addition, entities must disclose the benefits expected to be paid in each of the next five years under each pension or postretirement plan and the aggregate amount expected to be paid for the succeeding five-year period. Furthermore, this pronouncement requires interim disclosures of the components of net periodic benefit cost in tabular format and contributions paid or expected to be paid during the current fiscal year. This pronouncement becomes effective for foreign plans for years ending after June 15, 2004. See Note 10, Pensions and Other Postretirement Benefits for these disclosures.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends "SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This consensus addresses certain aspects of accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities, specifically, how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003, or entities may elect to report the change in accounting as a cumulative-effect adjustment in accordance with APB Opinion 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements, with early application of this consensus permitted. The adoption of this standard had no material impact on our financial position, results of operations or cash flows.

In November 2002 the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements, Including Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of certain types of guarantees, a guarantor recognize and account for the fair value of the guarantee as a liability. FIN 45 contains exclusions to this requirement, including the exclusion of a parent's guarantee of its subsidiaries' debt to a third party. The initial recognition and measurement provisions of FIN 45 should be applied on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of both interim and annual periods ending after December 31, 2002. The adoption of FIN 45 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Financial Statements Index

Exhibit 10.28

NON-EMPLOYEE DIRECTOR COMPENSATION SUMMARY

Each Supervisory Director of Core Laboratories who is not our full-time employee is reimbursed for all out-of-pocket expenses incurred in attending any Supervisory Board or committee meeting. Effective January 1, 2005, each Supervisory Director who is not our full-time employee is paid: (1) an annual retainer of $30,000, payable semiannually in arrears; or if the Audit Committee Chair, an annual retainer of $45,000, or if the chair of either the Compensation Committee or Nominating and Governance Committee, an annual retainer of $35,000; (2) $1,500 per meeting of the Supervisory Board at which the individual is present in person; and (3) $1,500 per meeting for each committee meeting at which the individual is present in person. Supervisory Directors who are our full-time employees receive no compensation for serving as Supervisory Directors.

Our 1995 Non-employee Director Stock Option Plan, as amended, which we refer to as the "Nonemployee Director Plan," provides for the issuance of up to 700,000 of our common shares to eligible Supervisory Directors. Under the Non-employee Director Plan, each non-employee director is generally granted an option to acquire 1,000 common shares on the date such individual first becomes an eligible director. In addition, an option to acquire 10,000 common shares will be granted to each non-employee Supervisory Director (20,000 common shares if such non-employee Supervisory Director is the Chairman) each year generally on the first date in the calendar year set by the Supervisory Board for the issuance of stock options to more than ten employees under our 1995 Long-term Incentive Plan, as amended. Supervisory Directors who are also our employees receive no grants under the Nonemployee Director Plan. Options granted will be exercisable for a period of up to ten years and will vest one year following the date of grant. The exercise price of options granted under the Nonemployee Director Plan will be equal to the market price of our common shares on the date of grant.

Exhibit 21.1

Investment in Subsidiaries Listing
Co. No.	Name	Legal Seat	Ownership %
21	Core Laboratories Resources, N.V.	Curacao, Netherlands Antilles	100%
23	Core Laboratories International Licensing N.V.	Curacao, Netherlands Antilles	100%
25	Core Laboratories International Trading N.V.	Curacao, Netherlands Antilles	100%
27	Core Laboratories I.P. Inc.	Curacao, Netherlands Antilles	100%
35	Core Laboratories Holding Inc.	Curacao, Netherlands Antilles	100%
48	Core Laboratories Middle East Services B.V.	Curacao, Netherlands Antilles	100%
49	Core Export Sales, Inc.	Bridgetown, Barbados	100%
50	Core Laboratories L.P.	Delaware, United States	100%
52	Core Laboratories Canada Limited	Alberta, Canada	100%
53	PT Corelab Indonesia	Jakarta, Indonesia	70%
55	Core Laboratories SDN BHD	Kuala Lumpur, Malaysia	100%
56	Core Laboratories Australia PTY LTD	Perth, Australia	100%
62	Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
63	Core Laboratories Sales N.V.	Curacao, Netherlands Antilles	100%
64	Core Laboratories (U.K.) Limited	London, United Kingdom	100%
65	Core Laboratories Netherlands B.V.	Amsterdam, The Netherlands	100%
66	Corelab Nigeria Limited	Lagos, Nigeria	100%
70	Core Laboratories Venezuela S.A.	Caracas, Venezuela	100%
73	Core Laboratories Mexico Holding B.V.	The Netherlands	100%
74	Corelab Brasil Ltda	Brasil	100%
75	Core Laboratories (Barbados) Ltd.	Curacao, Netherlands Antilles	100%
100	Saybolt International B.V.	Vlaardingen, The Netherlands	100%
101	Saybolt Holding B.V.	Vlaardingen, The Netherlands	100%
102	Saybolt Denmark A/S	Copenhagen, Denmark	100%
103	Saybolt van Duyn GmbH	Essen, Germany	100%
104	Saybolt Espana S.A.	Madrid, Spain	100%
105	Saybolt Estonia Ltd.	Tallin, Estonia	90%
106	Saybolt Finland Oy	Hamina, Finland	100%
107	Saybolt France S.A.	Port-Le_Bouc, France	99.5%
108	Saybolt Italia S.R.L.	Siracusa, Italy	100%
109	Saybolt Malta Ltd.	Kalafran, Malta	100%
111	Saybolt Greece, Ltd.	Athens, Greece	100%
112	Saybolt (Portugal) Inspeccao de Productos Petroliferos, Lda.	Lisbon, Portugal	100%
115	Saybolt South Africa PTY LTD	Cape Town, South Africa	100%
116	Saybolt Sverige AB	Gothenburg, Sweden	100%
117	Saybolt Thailand Ltd.	Bangkok, Thailand	100%
118	Saybolt United Kingdom Ltd.	Purfleet, United Kingdom	100%
119	Saybolt Meteorology & Instrumentation B.V.	Vlaardingen, The Netherlands	100%
120	Saybolt Nederland B.V.	Vlaardingen, The Netherlands	97.5%
122	Saybolt North American Holding B.V.	Vlaardingen, The Netherlands	100%
123	Saybolt de Mexico S.A. de C.V.	Coatzacoalcos, Mexico	100%
130	Saybolt L.P.	New Jersey, United States	100%
132	Core Laboratories Panama, S.A.	Panama City, Panama	100%
134	Saybolt Analyt Holding B.V.	Vlaardingen, The Netherlands	90%
137	Saybolt Evrasia ZAO	Moscow, Russia Federation	90.1%
138	Saybolt−Ukraine	Odessa, Ukraine	100%
139	Saybolt Bulgaria Ltd.	Bulgaria	90%
141	Saybolt Baltija, Ltd.	Klaipeda, Lithuania	88.2%
142	Saybolt Latvia	Ventspils, Latvia	88.2%
145	Saybolt de Ecuador S.A.	Quito, Ecuador	100%
148	Saybolt Bahamas Ltd.	Freeport, Bahamas	100%
151	Saybolt de Costa Rica, S.A.	San Jose, Costa Rica	100%
152	Saybolt West Indies N.V.	Kingston, Jamaica	100%
153	Saybolt Colombia Ltda.	Barranquilla, Colombia	95%
155	Saybolt Aruba N.V.	Aruba, Netherlands Antilles	100%
156	Saybolt Bonaire N.V.	Bonaire, Netherlands Antilles	100%
158	Saybolt Curacao N.V.	Curacao, Netherlands Antilles	100%
159	Saybolt Trinidad & Tobago Ltd.	Marabella, Trinidad	100%
160	Saybolt Eastern Hemisphere B.V.	Blaardingen, The Netherlands	100%
162	Saybolt Bahrein	Klaipeda, Lithuania	100%
165	Saybolt (M) SDN BHD	Kuala Lumpur, Malaysia	100%
166	PT Saybolt Indonesia	Jakarta, Indonesia	65%
167	Saybolt Saudi Arabia	London, United Kingdom	45%
168	Saybolt Baltic OU	Klaipeda, Lithuania	100%
170	Saybolt Azerbaijan, Ltd.	Azerbaijan	100%
171	Saybolt Azerbaijan B.V.	Azerbaijan	100%
175	Core Laboratories El Salvador S.A. de C.V.	El Salvador	100%
176	Saybolt Iran B.V.	Vlaardingen, The Netherlands	100%
177	Saybolt Belgium	Belgium	100%
178	Saybolt Kazakhstan B.V.	Rotterdam, The Netherlands	100%
179	Saybolt (Tianjin) Meteorology & Instrumentation Company	China	100%
181	Saybolt Latin America Holding B.V.	Vlaardingen, The Netherlands	100%
182	Saybolt Qatar	London, United Kingdom	100%
183	Core Laboratories Angola Ltd.	Angola	100%
188	Saybolt (Singapore) PTE LTD	Singapore	100%
190	Core Laboratories (H.K.) Limited	Hong Kong	100%
195	E.W. Saybolt & Co. S.A.	Panama City, Panama	100%
200	Owen Oil Tools L.P.	Texas, United States	100%
204	Jaex de Mexico, S.A. de C.V.	Tabasco, Mexico	100%
205	Owen Oil Tools de Venezuela, C.A.	Anaco, Anzoategui, Venezuela	100%
206	Beukenwoude, B.V.	Amsterdam, The Netherlands	100%
210	Owen Compliance Services, Inc.	Texas, United States	100%
212	Owen de Mexico S.A. de C.V.	Mexico	100%
213	Owen Oil Tools (U.K.) Ltd.	Croydon, United States	100%
220	The Petrak Group S.A.	Zug, Switzerland	100%
226	Core Laboratories LLP (Kazakhstan)	Delaware, United States	100%
231	DP Saybolt Turkmenistan (formerly Petrak Turkemistan Ltd.)	Turkenbashi, Turkmenistan	100%
251	AGI Mexicana, S.A. de C.V.	Mexico City, Mexico	100%
260	Petroleum Analysts ZAO	Moscow, Russia Federation	98%
261	Lab Technics	Texas, United States	100%
262	IP Saybolt (Belorussia)	Vlaardingen, The Netherlands	100%
270	Saybolt Test OOO	Bashkortostan, Russian Federation	54%
273	Saybolt Armenia	Yerevan, Armenia	90%
276	FSaybolt Bashkortostan	Bashdortostan, Russian Federation	54%
277	SP TOO Saybolt Kazakhstan	Kazakhstan	81%
278	Saybolt Mongol JLC	Vlaardingen, The Netherlands	100%
290	Core Lab de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
292	Core Lab Operations S.A. de C.V.	Mexico	100%
293	Pro Technics de Mexico, S.A. de C.V.	Mexico	100%
294	Core Lab Services S.A. de C.V.	Mexico	100%
296	Core Laboratories Management	Villahermosa, Mexico	100%
297	Core Lab Petroleum Services S.A. de C.V.	Mexico	99%
298	Core Lab Executives S.A. de C.V.	Mexico	99%
310	TomoSeis Corporation	United States	100%
320	Core Petrophysics, Inc.	United States	100%
325	Stim Lab, Inc.	Oklahoma, United States	100%
350	Core Laboratories Global N.V.	Curacao, Netherlands Antilles	100%
370	Coherence Technology Company, Inc.	Denver, Colorado	100%
375	CTC Pulsonic Nigeria Limited	Lagos, Nigeria	80%
381	Production Enhancement Corporation	United States	100%
388	PENCOR de Venezuela, C.A.	Venezuela	100%
389	PENCOR Ltd.	United Kingdom	100%
391	PENCOR International Ltd.	Jersey Channel Islands	100%
400	Scott Pickford Limited	Croydon, United Kingdom	100%
402	Scott Pickford Group Limited	Croydon, United Kingdom	100%
411	FE & FEFH Holding, Inc.	Calgary, Canada	100%

Exhibit 23.1

CONSENT OF REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-73772, 333-73774, 333-80473 and 333-43859) for Core Laboratories N.V. of our report dated March 15, 2005 relating to the financial statements, which appear in this Form 10-K.

PricewaterhouseCoopers LLP

Houston, Texas
March 15, 2005

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF CORE LABORATORIES N.V.
PURSUANT TO 15 U.S.C. SECTION 7241, AS ADOPTED
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, David M. Demshur, certify that:

1. I have reviewed this Annual Report on Form 10-K of Core Laboratories N.V. (the "Registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) (Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986);

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 15, 2005	/s/ David M. Demshur
David M. Demshur
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF CORE LABORATORIES N.V.
PURSUANT TO 15 U.S.C. SECTION 7241, AS ADOPTED
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard L. Bergmark, certify that:

1. I have reviewed this Annual Report on Form 10-K of Core Laboratories N.V. (the "Registrant");

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) (Paragraph omitted pursuant to SEC Release Nos. 33-8238 and 34-47986);

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 15, 2005	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Exhibit 32.1

Certification By
David M. Demshur, Chief Executive Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying Annual Report on Form 10-K for the year ended December 31, 2004, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 15, 2005	/s/ David M. Demshur
Name: David M. Demshur
Title: Chief Executive Officer

Exhibit 32.2

Certification By
Richard L. Bergmark, Chief Financial Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying Annual Report on Form 10-K for the year ended December 31, 2004, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 15, 2005	/s/ Richard L. Bergmark
Name: Richard L. Bergmark
Title: Chief Financial Officer