Form 10-K/A
period 2004-12-31
CORE LABORATORIES N V
filed 2005-04-29
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K/A

(Amendment No. 1)

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act. Yes _X_ No __

As of June 30, 2004, the number of common shares outstanding was 26,697,782. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $592,848,923.

As of February 28, 2005, the number of common shares outstanding was 26,035,150.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT		Part of 10-K
1.	Proxy statement filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2005 annual meeting of shareholders	PART III

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends Core Laboratories N.V.'s Annual Report on Form 10-K as of December 31, 2004, as filed by us on March 15, 2005, and is being filed to update the following information:

*	Part II, Item 9A. "Controls and Procedures," to provide management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K, and the related attestation report of the independent registered public accounting firm, as required by Item 308(b) of Regulation S-K. These items were omitted from our Annual Report on Form 10-K as of December 31, 2004 pursuant to Securities and Exchange Commission Release No. 34-50754, which, subject to certain conditions, provided up to an additional 45 days beyond the due date of the Annual Report on Form 10-K to file this information.

*	Part IV, Item 15, "Exhibits, Financial Statement Schedules" to provide updated certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

This amendment has no impact on our previously reported audited financial statements and notes thereto as of December 31, 2004. Furthermore, this Form 10-K/A does not reflect events occurring after the filing date of the original Form 10-K and does not modify or update the disclosures in that form in any way other than as explained above.

TABLE OF CONTENTS
		Page
PART II
Item 9A.	Controls and Procedures	1

PART IV
Item 15.	Exhibits and Financial Statement Schedules	2

PART II

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Core Laboratories N.V. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2004.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

In our opinion, management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Core Laboratories N.V. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control − Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements of Core Laboratories N.V. at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and in our report dated March 15, 2005, we expressed an unqualified opinion thereon.

PricewaterhouseCoopers LLP

Houston, Texas
April 27, 2005

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following reports, financial statements and schedules were filed with our Annual Report on Form 10-K filed on March 15, 2005 on the pages indicated:
Page

Report of Independent Registered Public Accounting Firm on Financial Statements	F-1

Consolidated Balance Sheets as of December 31, 2004 and 2003	F-2

Consolidated Statements of Operations and Comprehensive Income (Loss)
for the Years Ended December 31, 2004, 2003 and 2002	F-3

Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2004, 2003 and 2002	F-4

Consolidated Statements of Cash Flows
for the Years Ended December 31, 2004, 2003 and 2002	F-5

Notes to Consolidated Financial Statements	F-6

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

Form 10-Q, August 8, 2003 (File No. 001-14273)

10.28	-	Summary of Director Compensation	Form 10-K, March 15, 2005 (File No. 001-14273)

10.29	-	Form of Restricted Share Award Program Agreement	Form 8-K, September 9, 2004 (File No. 001-14273)

10.30	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Form 8-K, September 9, 2004 (File No. 001-14273)

10.31	-	Form of Performance Share Award Restricted Share Agreement (Restated)	Form 8-K, September 9, 2004 (File No. 001-14273)

21.1	-	Subsidiaries of the Registrant	Form 10-K, March 15, 2005 (File No. 001-14273)

23.1	-	Consent of PricewaterhouseCoopers LLP	Form 10-K, March 15, 2005 (File No. 001-14273)

23.2	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with Form 10-K, March 15, 2005 (File No. 001-14273)

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished with Form 10-K, March 15, 2005 (File No. 001-14273)

1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORE LABORATORIES N.V.
By: Core Laboratories International B.V.

Date: April 28, 2005	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Supervisory Director

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (File Nos. 333-73772, 333-73774, 333-80473 and 333-43859) of Core Laboratories N.V. of our report dated April 27, 2005 relating to management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K/A.

PricewaterhouseCoopers LLP

Houston, Texas
April 27, 2005

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
OF CORE LABORATORIES N.V.
PURSUANT TO 15 U.S.C. SECTION 7241, AS ADOPTED
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, David M. Demshur, certify that:

1. I have reviewed this Annual Report on Form 10-K/A of Core Laboratories N.V. (the "Registrant");

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 28, 2005	/s/ David M. Demshur
David M. Demshur
Chief Executive Officer

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
OF CORE LABORATORIES N.V.
PURSUANT TO 15 U.S.C. SECTION 7241, AS ADOPTED
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Richard L. Bergmark, certify that:

1. I have reviewed this Annual Report on Form 10-K/A of Core Laboratories N.V. (the "Registrant");

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

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

4. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: April 28, 2005	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer