Form 10-Q
period 2005-03-31
CORE LABORATORIES N V
filed 2005-05-04
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at April 29, 2005 was 26,069,275.

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	March 31,	December 31,
	2005	2004
ASSETS	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 17,814	$ 16,030
Accounts receivable, net of allowance for doubtful accounts of $6,660 and
$6,064 at 2005 and 2004, respectively	98,159	95,449
Inventories, net	29,341	29,426
Prepaid expenses and other current assets	12,065	10,739
TOTAL CURRENT ASSETS	157,379	151,644

PROPERTY, PLANT AND EQUIPMENT, net	79,105	79,622
INTANGIBLES, net	6,979	7,057
GOODWILL, net	132,618	132,615
DEFERRED TAX ASSET	6,949	7,650
OTHER ASSETS	12,118	10,209
TOTAL ASSETS	$ 395,148	$ 388,797

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 1,927	$ 2,976
Accounts payable	28,997	28,632
Accrued payroll and related costs	19,939	20,085
Taxes other than payroll and income	3,497	4,111
Unearned revenues	2,982	2,632
Accrued interest	1,368	2,835
Other accrued expenses	6,353	5,843
Current liabilities of discontinued operations	-	297
TOTAL CURRENT LIABILITIES	65,063	67,411

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	112,216	110,224
DEFERRED COMPENSATION	6,600	6,268
OTHER LONG-TERM LIABILITIES	14,775	13,529
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,222	1,069

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, none
issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
28,357,566 issued and 26,109,625 outstanding at 2005 and 28,038,787
issued and 26,201,846 outstanding at 2004	489	484
Additional paid-in capital	133,196	123,332
Deferred compensation	(6,096)	(2,486)
Retained earnings	118,960	110,237
Treasury shares (at cost), 2,247,941 at 2005 and 1,836,941 at 2004	(51,277)	(41,271)
TOTAL SHAREHOLDERS' EQUITY	195,272	190,296
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 395,148	$ 388,797

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
	Three Months Ended March 31,
	2005	2004
	(unaudited)
REVENUES:
Services	$ 90,083	$ 77,657
Sales	25,872	22,660
	115,955	100,317
OPERATING EXPENSES:
Cost of services	69,544	61,936
Cost of sales	20,517	17,996
General and administrative expenses	7,660	6,207
Depreciation	3,593	4,361
Amortization	121	165
Other (income) expense, net	492	194
OPERATING INCOME	14,028	9,458
Interest expense	2,036	2,037
Income before income tax expense	11,992	7,421
Income tax expense	3,269	2,000
Income from continuing operations	8,723	5,421
Loss from discontinued operations (net of tax benefit of $212 in 2004)	-	(11,958)
NET INCOME (LOSS)	$ 8,723	$ (6,537)
EARNINGS (LOSS) PER SHARE INFORMATION:

Basic earnings per share from continuing operations	$ 0.33	$ 0.20
Loss from discontinued operations	-	(0.44)
Basic earnings (loss) per share	$ 0.33	$ (0.24)

Diluted earnings per share from continuing operations	$ 0.31	$ 0.19
Loss from discontinued operations	-	(0.41)
Diluted earnings (loss) per share	$ 0.31	$ (0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,089	27,671
Diluted	28,014	29,109

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Three Months Ended March 31,
	2005	2004
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 8,723	$ (6,537)
Loss from discontinued operations, net of tax	-	11,958
Income from continuing operations	8,723	5,421
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	786	252
Inventory obsolescence	1,204	348
Equity in loss of affiliates	16	246
Minority interest	100	54
Deferred compensation	985	1,201
Depreciation and amortization	3,714	4,526
Debt issuance costs amortization	64	64
Loss on sale of fixed assets	63	143
Decrease (increase) in value of life insurance policies	107	(68)
Deferred income taxes	822	(32)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,443)	(573)
Inventories	(1,119)	(2,415)
Prepaid expenses and other current assets	(1,452)	203
Other assets	(1,635)	(63)
Accounts payable	365	(3,605)
Accrued expenses	792	1,278
Other long-term liabilities	1,576	356
Net cash provided by operating activities - continuing operations	11,668	7,336
Net cash provided by operating activities - discontinued operations	-	2,868
Net cash provided by operating activities	11,668	10,204
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,236)	(1,422)
Patents and other intangibles	(46)	(58)
Proceeds from sale of assets	112	107
Premiums on life insurance	(143)	(370)
Discontinued operations	-	(1,717)
Net cash used in investing activities	(3,313)	(3,460)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(993)	(2,305)
Proceeds from debt borrowings	2,000	2,000
Capital lease obligations	(79)	(132)
Stock options exercised	2,820	2,830
Debt issuance costs	(313)	-
Repurchase of common shares	(10,006)	(10,818)
Net cash used in financing activities	(6,571)	(8,425)
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,784	(1,681)
CASH AND CASH EQUIVALENTS, beginning of period	16,030	16,225
CASH AND CASH EQUIVALENTS, end of period	$ 17,814	$ 14,544

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 3,368	$ 3,330
Cash payments for income taxes	$ 4,578	$ 2,197

Non-cash investing and financing activities:
Capital lease additions	$ 15	$ 5
Common stock issued under the Performance Share Award Program	$ 3,227	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Back to Index

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2004 was derived from the 2004 audited consolidated financial statements. Certain reclassifications have been made to year 2004 amounts in order to present these results on a comparable basis with amounts for year 2005.

References to "Core Lab", the "Company", "we", "our", and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004.

2. STOCK-BASED COMPENSATION

We apply the intrinsic method to account for employee stock options, as defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The intrinsic method does not require us to recognize compensation cost for options granted with an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly, we do not recognize compensation cost associated with our stock option grants. However, we have recognized compensation expense related to other stock-based compensation arrangements, including the Executive Restricted Share Matching Program, the Performance Share Award Program ("PSAP") and the Restricted Share Award Program ("RSAP"), as discussed below.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," and later SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," in order to encourage entities to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial Model. These standards permit the use of APB Opinion No. 25 to account for stock options, but require pro forma disclosures of the impact on net income and earnings per share of applying the fair value provisions described in SFAS No. 123.

We calculated these pro forma disclosures as if we had accounted for our stock-based compensation plans using the fair value recognition provisions of SFAS No. 123, and by applying a Black-Scholes option-pricing model, which required the use of highly subjective assumptions related to the volatility of our common stock, the expected term that the options would be outstanding and a risk-free rate. No dividend yield was estimated since we have not historically paid dividends on our common stock. The following table summarizes these results (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Net income (loss) as reported:	$ 8,723	$ (6,537)
Add: stock-based compensation expense included in reported income, net of tax	717	705
Less: stock-based compensation expense determined under fair value method, net of tax	(980)	(1,160)
Pro forma income (loss)	$ 8,460	$ (6,992)
Basic earnings (loss) per share:
As reported	$ 0.33	$ (0.24)
Pro forma	$ 0.32	$ (0.25)
Diluted earnings (loss) per share:
As reported	$ 0.31	$ (0.22)
Pro forma	$ 0.30	$ (0.24)

SFAS No. 123R, "Share-Based Payment," revises SFAS No. 123 and supercedes APB Opinion No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. This statement was to become effective as of the beginning of the first interim or annual period that begins after June 15, 2005. However, in April 2005, the U.S. Securities and Exchange Commission ("SEC") issued an extension which allows public companies to defer adoption of SFAS No. 123R until the first quarter of the fiscal year beginning after December 31, 2005. We are currently evaluating the impact that this statement will have on our financial position and results of operations.

Executive Restricted Share Matching Program:

The Executive Restricted Share Matching Program was implemented in June 2002 to encourage personal investment in our common stock by our executive officers. Under the program, we matched on a one-for-one basis each share that an executive purchased on the open market during a specified period, for an aggregate of 132,853 shares. The Executive Restricted Share Matching Program is a variable stock award plan under which we have recorded compensation expense totaling $0.5 million for the three months ended March 31, 2005 and $1.0 million for the three months ended March 31, 2004. Shares under this program vest on June 1, 2005.

Performance Share Award Program:

Under this program, certain executives were awarded rights to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Rights relating to an aggregate of 120,000 shares ("Tranche 1"), 125,000 shares ("Tranche 2"), 120,000 shares ("Tranche 3") and 120,000 shares ("Tranche 4") were issued with respect to the performance period ending on December 31, 2004, 2005, 2006 and 2007, respectively. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods.

To meet the performance targets for Tranche 1, Tranche 2 and with respect to 60,000 shares awarded under Tranche 3, our common stock must perform as well as or better than the 50th percentile of the return earned by the common stock of the companies comprising the Philadelphia Oil Service Sector Index ("OSX") for the applicable performance period. If our common shares perform as well as or better than the 50th percentile but below the 75th percentile of the companies comprising the OSX, then the number of rights eligible to vest would be interpolated between 20% and 100% of the shares granted. If our common shares perform as well as or better than the 75th percentile of the companies comprising the OSX, then 100% of the rights would be eligible to vest.

Rights related to an additional 60,000 shares granted under Tranche 3 will be eligible to vest if our calculated return on equity ("ROE"), as defined in the PSAP, exceeds a pre-determined target return of 18%. None of these 60,000 shares will be issued if our ROE does not exceed 12% for the three-year period ending December 31, 2006. If our ROE for the performance period equals 12%, then 20% of the shares will be issued, and if our ROE equals or exceeds 18%, then 100% of the shares will be issued. If our ROE for the performance period is greater than 12% but less than 18%, then the number of shares to be issued would be interpolated based on the terms of the agreement.

The performance target for Tranche 4, for which the performance period began on January 1, 2005 and ends on December 31, 2007, is based on a calculated ROE similar to the terms for Tranche 3 discussed above, except that the pre-determined target ROE is 24%. None of these 120,000 shares will be issued if the ROE for Core Lab is less than 20% for the three-year performance period. If our ROE for the performance period equals 20%, then 50% of the shares will be issued, and if our ROE for the performance period equals or exceeds 24%, then 100% of the shares will be issued. If our ROE for the performance period is greater than 20% but less than 24%, then the number of shares to be issued would be interpolated based on the terms of the agreement.

In February 2005, our Board of Supervisory Directors determined that the performance target criteria had been met related to an aggregate of 120,000 shares under Tranche 1. We issued these 120,000 common shares on February 28, 2005, and recorded common stock and additional paid in capital totaling $3.2 million, of which $2.9 million was recognized as compensation expense in 2004 and $0.3 million was recognized in 2005 related to the change in the fair value of the shares between December 31, 2004 and the date of issuance. Simultaneously, we repurchased 46,000 of these common shares from the participants at the closing market price on that day to settle personal tax liabilities which may result from the issuance of these shares, as permitted by the agreement. We recorded these repurchased shares as treasury stock with an aggregate cost of $1.2 million, at $26.89 per share.

Our results of operations for the three months ended March 31, 2005 do not include any compensation expense relating to any of the outstanding PSAP tranches, as management cannot determine whether the performance criteria will be met. If management believes that it was probable that the performance criteria for all three outstanding tranches would be met under these arrangements,  we would have recorded an additional $8.1 million of compensation expense as of March 31, 2005.

For purposes of determining the diluted weighted average shares outstanding at March 31, 2005, we calculated 196,520 contingently issuable shares under the PSAP based on our common stock's performance relative to the performance targets, assuming the shares were issuable as of that date. See Note 3, Earnings Per Share.

Restricted Share Award Program:

In 2004, the Board of Supervisory Directors of Core Lab approved the RSAP to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement, in 2004, we granted to key employees contingent rights to receive an aggregate of 128,000 shares of our common stock. This arrangement is a fixed award which will require us to recognize compensation expense totaling $2.9 million over a seven-year vesting period that began on January 1, 2004. However, we may be required to recognize this expense earlier if one of two performance accelerators is satisfied, or if certain other events occur as specified in the related agreements. The measurement period for the first performance accelerator begins on September 2, 2005 and ends on September 2, 2008. If our share price remains above $25.00 on average for a 20-day period during this measurement period, then all of the shares would vest and we would record stock-based compensation expense equal to the unamortized balance of this fixed award. We have recognized compensation expense totaling $104,000 under this arrangement for the three-month periods ended March 31, 2005 and 2004.

In 2005, our Supervisory Board of Directors approved awards of contingent rights to receive an aggregate of 142,600 shares of our common stock under the RSAP. Similar to the grant discussed previously, this arrangement is a fixed award which will require us to recognize compensation expense totaling $3.8 million over a seven-year vesting period that began on January 1, 2005. This award also contains two performance accelerators, either of which, if satisfied, may require earlier recognition of this expense. We have recorded compensation expense totaling $109,000 under this arrangement for the three months ended March 31, 2005.

3. EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Weighted average basic common shares outstanding	26,089	27,671
Effect of dilutive securities:
Stock options (1)	1,501	1,188
Contingent shares	274	250
Restricted stock and other (1)	150	-
Weighted average diluted common and potential common shares outstanding	28,014	29,109

(1) The effect of anti-dilutive shares associated with these securities has been excluded from the diluted weighted average share calculations at March 31, 2005 and 2004. If these shares had been included, the impact would have been a decrease in weighted average shares outstanding of 14 shares for the three months ended March 31, 2005, and 117 shares for the three months ended March 31, 2004.

4. INVENTORIES

Inventories consist of the following (in thousands):
	March 31,	December 31,
	2005	2004
	(Unaudited)
Finished goods	$ 27,371	$ 25,534
Parts and materials	4,282	4,529
Work in progress	849	1,181
Total inventories	32,502	31,244
Less - valuation reserves	3,161	1,818
Inventories, net	$ 29,341	$ 29,426

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations and Comprehensive Income (Loss).

5. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the three months ended March 31, 2005. The increase in goodwill for the three months ended March 31, 2005 related to the finalization of our purchase price for Authentix Inc., acquired in November 2004. The composition of goodwill by business segment at March 31, 2005 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2004.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is summarized in the following table (in thousands):
	March 31,	December 31,
	2005	2004
	(Unaudited)
$75,000 Credit Facility	$ 37,000	$ 35,000
Senior Notes	75,000	75,000
Capital lease obligations	170	234
Other indebtedness	1,973	2,966
Total debt and capital leases obligations	114,143	113,200
Less - short-term debt included in other indebtedness	1,631	2,601
Less - current maturities of long-term debt	296	375
Long-term debt and capital lease obligations, net of current maturities	$ 112,216	$ 110,224

In March 2005, our lenders approved an amendment to our $75.0 million revolving credit facility ("Credit Facility"). This amendment extended the maturity date of the facility from June 26, 2006 to March 24, 2010. It also provides for lower borrowing costs and commitment fees and modified certain debt covenant terms, as defined in the amended agreement. In addition, this amended agreement provides an option to increase the commitment under this Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility requires interest payments to be made based on the interest period selected. At March 31, 2005, the weighted average interest rate of amounts outstanding under the Credit Facility was 4.05%, and the weighted average interest rate for the three months ended March 31, 2005 under this facility was 3.87%.

In July 1999, we issued $75.0 million in Senior Notes that require annual principal payments of $7.0 million for Series A beginning on July 22, 2005 and continuing through July 22, 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing through July 22, 2011. Our Senior Notes bear interest at an average fixed interest rate of 8.16% and require semi-annual interest payments.

We have classified the principal payment of approximately $7.0 million due on July 22, 2005 as a long-term obligation at March 31, 2005, as management expects to refinance with borrowings under our Credit Facility. Available capacity under the Credit Facility was $35.2 million as of March 31, 2005. Our available borrowing capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $2.8 million at March 31, 2005 related to certain projects in progress.

We have unsecured letters of credit, performance guarantees and bonds totaling $0.9 million at March 31, 2005.

7. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned. We fund the future obligations of this plan by purchasing investment contracts from a large-national insurance company. We make annual premium payments, based upon each employee's age and current salary, to the insurance company.

Prior to the fourth quarter of 2004, we expensed our insurance premiums under this plan during the first quarter of each year. As of December 31, 2004, we recognized a pension asset associated with this plan and reduced the expense to the net periodic pension cost.

The following table summarizes the components of net periodic pension cost under this plan for the three months ended March 31, 2005 and 2004, if the net periodic pension cost had been calculated each quarter of 2004 consistent with year end presentation (in thousands):
	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Service cost	$ 181	$ 151
Interest cost	212	184
Expected return on plan assets	(240)	(204)
Unrecognized pension asset	(25)	(20)
Net periodic pension cost	$ 128	$ 111

During the three months ended March 31, 2005, we contributed approximately $1.3 million, as determined by the insurance company, to fund the estimated 2005 premiums on investment contracts held by the plan.

8. SEGMENT REPORTING

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

In April 2004, we sold our specialized geophysical and seismic-related business, which was previously included as a component of our Reservoir Management business. See Note 11, Discontinued Operations.

Segment Analysis

We manage each of our business segments separately to reflect the different services and technologies provided and required by each segment. We use the same accounting policies to account for our business segments as those used to prepare our Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss). We evaluate the performance of our business segments on the basis of income or loss from continuing operations before income tax, interest and other non-operating income (expense).

Summarized financial information related to our business segments is shown in the following tables (in thousands of dollars):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
Three Months Ended March 31, 2005
Revenues from unaffiliated customers	67,432	42,407	6,116	-	115,955
Inter-segment revenues	139	82	43	(264)	-
Segment income	6,451	6,506	907	164	14,028
Total assets	207,821	149,827	11,543	25,957	395,148
Capital expenditures	1,548	1,109	200	379	3,236
Depreciation and amortization	2,159	893	121	541	3,714

Three Months Ended March 31, 2004
Revenues from unaffiliated customers	60,485	34,401	5,431	-	100,317
Inter-segment revenues	426	395	108	(929)	-
Segment income (loss)	4,260	4,970	336	(108)	9,458
Total assets (2)	199,538	147,841	12,458	43,223	403,060
Capital expenditures	943	168	25	286	1,422
Depreciation and amortization	2,456	978	146	946	4,526

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

(2) "Corporate & Other" total assets for 2004 include discontinued operations/assets held for sale of $24.2 million.

9. SHAREHOLDERS' EQUITY

During the three months ended March 31, 2005, we repurchased 365,000 shares of our common stock for $8.8 million at an average price of $24.10 per share. In addition, we repurchased 46,000 shares for $1.2 million, or $26.89 per share, related to the PSAP. See also Note 2, Stock-Based Compensation.

We issued approximately 199,000 shares of our common stock associated with stock option exercises during the quarter ended March 31, 2005, for which we received proceeds of approximately $2.8 million.

At March 31, 2005, we had the authority to repurchase approximately 526,499 additional shares under our stock repurchase program. This authority was extended at our Annual Meeting of Shareholders in April 2005. See Note 14, Subsequent Events.

We have recorded deferred compensation totaling $6.1 million as of March 31, 2005 in the equity section of the accompanying Balance Sheet. This amount represents the unamortized expense associated with awards granted under the RSAP, of which $2.4 relates to an award in 2004 and $3.7 million relates to an award in 2005. See Note 2, Stock-Based Compensation.

10. OTHER (INCOME) EXPENSE

The components of other (income) expense, net, are as follows (in thousands):
	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Minority interest	$ 100	$ 54
Loss on sale of assets	63	143
Equity in loss of affiliates	16	246
Foreign exchange loss (gain)	580	(16)
Interest income	(47)	(56)
Other	(220)	(177)
Total other (income) expense, net	$ 492	$ 194

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):
	Three Months Ended March 31,
	2005	2004
	(Unaudited)
British Pound	$ 36	$ (193)
Canadian Dollar	(2)	75
Russian Ruble	12	(236)
Venezuelan Bolivar	342	550
Other currencies	192	(212)
Total (gain) loss	$ 580	$ (16)

As a result of the ongoing political and financial situation in Venezuela, in February 2004, the Venezuelan government devalued their currency, the Bolivar ("VEB") by 20% to 1,915 VEB per United States Dollar ("USD"). On March 2, 2005, the VEB was further devalued by 12% to 2,147 VEB per USD.

11. DISCONTINUED OPERATIONS

In March 2004, the Board of Supervisory Directors approved a plan to exit the specialized geophysical and seismic-related business that was included in our Reservoir Management segment.

On April 22, 2004, we sold our specialized geophysical and seismic-related assets and business to a privately held company, for approximately $18.2 million in cash proceeds in addition to certain assumed liabilities.

Based on the sales price and estimates of fair value, we adjusted the related assets to their estimated fair value in 2004. As a result, we recognized losses at that time for the impairment of goodwill, intangible assets and long-lived assets of approximately $7.9 million in the first quarter of 2004. In addition, we recorded a charge to increase the allowance for doubtful accounts of $1.2 million in the same period of 2004. These charges have been included in the loss from discontinued operations in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2004.

12. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R, "Share-Based Payment," revises SFAS No. 123 and supercedes APB No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. This statement was to become effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, the SEC issued an extension which allows public companies to defer adoption of SFAS No. 123R until the first quarter of the fiscal year beginning after December 31, 2005. We are currently evaluating the impact that this statement will have on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This pronouncement amends previous guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, shipping and handling costs and spoilage, and generally requires that those items be recognized as current period charges. In addition, this pronouncement requires that fixed production overhead allocations to conversion costs be based on the normal capacity of the production facilities. This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and will be applied prospectively. We do not expect the adoption of this pronouncement to have a material impact on our financial position and results of operations.

13. LITIGATION

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss on May 21, 2004. On March 8, 2005, the Court denied without prejudice defendants' motion to dismiss subject to Plaintiffs filing a Second Amended Compliant that sets forth with particularity allegations that meet the heightened pleading requirements of Federal Rule of Civil Procedure 9(b) and the Private Securities Litigation Reform Act of 1995. The order requires the Second Amended Complaint to be filed by May 9, 2005 and requires the defendants to answer or otherwise respond by July 8, 2005. If defendants file a motion to dismiss the Second Amended Compliant, plaintiffs shall have until August 22, 2005 to respond and defendants shall have until  September 12, 2005 to file a reply. Discovery will remain stayed. We intend to continue to vigorously defend against this lawsuit.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

14. SUBSEQUENT EVENTS

Our stockholders at the Annual Shareholders' Meeting on April 15, 2005 approved the cancellation of 2,282,441 of our common shares and approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until October 15, 2006. These 2,282,441 treasury shares will be cancelled during the second quarter of 2005 at historical cost, totaling $52.2 million, or $22.85 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock.

Back to Index

CORE LABORATORIES N.V.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Core Laboratories N.V. is a Netherlands limited liability company. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management products and services to the oil and gas industry. These products and services can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 4,500 people worldwide.

References to "Core Lab", the "Company", "we", "our", and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

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

Risk Factors

There are various risk factors which impact our business. A listing of the most significant risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2004. Risk factors related to our business have not changed materially during the three months ended March 31, 2005.

Results of Operations

Results of operations as a percentage of applicable revenue were as follows:
	Three Months Ended March 31,				% Change
	2005		2004		2005/2004
REVENUES	(dollars, in thousands)
Services	$ 90,083	78%	$ 77,657	77%	16%
Product sales	25,872	22%	22,660	23%	14%
Total revenue	115,955	100%	100,317	100%	16%
OPERATING EXPENSES:
Cost of services*	69,544	77%	61,936	80%	12%
Cost of sales*	20,517	79%	17,996	79%	14%
Total cost of services and sales	90,061	78%	79,932	80%	13%
General and administrative expenses	7,660	7%	6,207	6%	23%
Depreciation and amortization	3,714	3%	4,526	5%	(18%)
Other expense (income), net	492	0%	194	0%	154%
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	14,028	12%	9,458	9%	48%
Interest expense	2,036	2%	2,037	2%	0%
Income from continuing operations before income tax expense	11,992	10%	7,421	7%	62%
Income tax expense	3,269	3%	2,000	2%	63%
Income from continuing operations	8,723	8%	5,421	5%	61%
Loss from operations of discontinued business, net of tax	-	0%	(11,958)	(12%)	(100%)
NET INCOME	$ 8,723	8%	$ (6,537)	(7%)	233%

*Percentage based on applicable revenue rather than total revenue

Operating results for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 (unaudited).

Service Revenues

Service revenues increased to $90.1 million for the first quarter of 2005, up 16% when compared to $77.7 million for the first quarter of 2004. The increase in revenue was primarily due to increased North American, West African, Middle East and Far East oilfield activities, which created greater demand for our Reservoir Description and Production Enhancement services.

Product Sale Revenues

Revenues associated with product sales increased to $25.9 million for the first quarter of 2005, up 14% from $22.7 million for the first quarter of 2004. The increase was primarily a result of increased drilling activity on a global basis, but more particularly for natural gas in the North American markets, all of which resulted in higher demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of service revenue was 77% for the quarter ended March 31, 2005, compared to 80% for the corresponding quarter in 2004. The decline in the cost of services relative to revenue was primarily as a result of incremental margins earned on higher revenues over our relatively fixed cost structure.

Cost of Sales

Cost of sales as a percentage of product sale revenues was comparable for the quarters ended March 31, 2005 and 2004.

General and Administrative Expenses

General and administrative expenses increased 23%, to $7.7 million for the first quarter of 2005, compared to $6.2 million for the first quarter of 2004. The increases were primarily due to costs incurred to comply with the Sarbanes-Oxley Act of 2002 and higher incentive compensation relating to our improved performance in 2005. As a percentage of revenues, general and administrative expenses were relatively consistent for these periods.

Depreciation and Amortization Expense

Depreciation and amortization expense of $3.7 million in the first quarter of 2005 decreased $0.8 million, or 18%, from $4.5 million for the first quarter of 2004. The decrease in depreciation expense was due to a decline in capital expenditures during 2004 and a general run-off of depreciation expense associated with older assets. Amortization expense remained relatively consistent for the periods ended March 31, 2005 and 2004.

Other (Income) Expense, Net

Other (income) expense, net consisted of the following at March 31, 2005 and 2004 (in thousands):
	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Minority interest	$ 100	$ 54
Loss on sale of assets	63	143
Equity in loss of affiliates	16	246
Foreign exchange (gain) loss	580	(16)
Interest income	(47)	(56)
Other	(220)	(177)
Total other (income) expense, net	$ 492	$ 194

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):
	Three Months Ended March 31,
	2005	2004
	(Unaudited)
British Pound	$ 36	$ (193)
Canadian Dollar	(2)	75
Russian Ruble	12	(236)
Venezuelan Bolivar	342	550
Other currencies	192	(212)
Total loss (gain)	$ 580	$ (16)

As a result of the ongoing political and financial situation in Venezuela, in February 2004, the Venezuelan government devalued their currency, the Bolivar ("VEB") by 20% to 1,915 VEB per United States Dollar ("USD"). On March 2, 2005, the VEB was further devalued by 12% to 2,147 VEB per USD.

Income Tax Expense

The effective tax rate for the first quarter of 2005 was 27.3% compared to 27.0% for the first quarter of 2004. This increase was due primarily to earnings in higher tax rate jurisdictions.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the quarters ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended
	2005	2004
Revenues:	(Unaudited)
Reservoir Description	$ 67,432	$ 60,485
Production Enhancement	42,407	34,401
Reservoir Management	6,116	5,431
Consolidated	$ 115,955	$ 100,317

Income (loss) before interest and taxes:
Reservoir Description	$ 6,451	$ 4,260
Production Enhancement	6,506	4,970
Reservoir Management	907	336
Corporate and Other (1)	164	(108)
Consolidated	$ 14,028	$ 9,458

(1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description:

Revenues from the Reservoir Description segment increased $6.9 million, to $67.4 million in the first quarter of 2005, compared to $60.5 million in the first quarter of 2004, as a result of higher activity levels world-wide. Increased oilfield activity in North America, West Africa, Middle East and the Far East resulted in greater demand for our reservoir rock analysis as well as our fluid analysis services. Revenues were also positively impacted by increased demand for our fluid characterization services in Europe.

Income before interest and tax expense in the first quarter of 2005 increased by 51% or $2.2 million to $6.5 million compared to $4.3 million for the first quarter of 2004. Operating margins were 10% in 2005 compared to 7% in 2004, driven by incremental margins of 32% on higher revenues during the period. Increases in income before interest and tax expense were primarily due to incremental margins earned from higher sales over our relatively fixed cost structure.

Production Enhancement:

Revenues from the Production Enhancement segment increased $8.0 million to $42.4 million in the first quarter of 2005 as compared to $34.4 million in the first quarter in 2004. The primary driver of the increases in revenue has been, principally, the increase in North American natural gas drilling activity in 2005 relative to 2004. As drilling activities increased, demand for our well perforating and completion products and diagnostic services has also increased.

Income before interest and tax expense in the first quarter of 2005 increased by 31% or $1.5 million to $6.5 million from $5.0 million for the first quarter of 2004. Operating margins increased to 15% in the first quarter of 2005 compared to 14% for the same period in 2004. This margin improvement was primarily due to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraChem™ and our HERO™ perforating charges and gun systems. Costs associated with the continuing efforts of our inventory reduction initiative as well as the government-mandated devaluation of the Venezuelan Bolivar reduced the margin improvement.

Reservoir Management:

Revenues from the Reservoir Management segment increased $0.7 million, or 13%, in the first quarter of 2005 as compared to the first quarter of 2004. The improvement is a result of increased international demand for our reservoir monitoring systems, partially offset by lower revenue from multi-client reservoir studies in the first quarter of 2005.

Income before interest and tax expense in the first quarter of 2005 increased by 170% or $0.6 million to $0.9 million from $0.3 million for the first quarter of 2004, primarily due to sales of reservoir monitoring systems. Operating margins increased to 15% in the first quarter of 2005 compared to 6% for the same period in 2004. The margin increase was primarily due to incremental margins earned from higher sales over our relatively fixed cost structure.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, the issuance of debt and equity financing.

Cash Flows

The following table summarizes cash flows from continuing operations for the three months ended March 31, 2005 and 2004 (in thousands):
	Three Months Ended March 31,
Continuing Operations	2005	2004
Cash provided by/(used in):	(Unaudited)
Operating activities	$ 11,668	$ 7,336
Investing activities	(3,313)	(1,743)
Financing activities	(6,571)	(8,425)
Net change in cash and cash equivalents	$ 1,784	$ (2,832)

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income partially offset by a greater amount of cash used for working capital in 2005.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities from continuing operations less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the three-month periods ended March 31, 2005 and 2004 (in thousands):
	Three Months Ended March 31,
	2005	2004
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities--continuing operations	$ 11,668	$ 7,336
Less: capital expenditures	3,236	1,422
Free cash flow	$ 8,432	$ 5,914

The increase in free cash flow in 2005 compared to 2004 was due to an increase in cash provided by operating activities, primarily as a result of higher net income, partially offset by an increase in capital expenditures. At March 31, 2005 and December 31, 2004, we had working capital of $92.3 million and $84.2 million, respectively.

The increase in cash flows used for investing activities from continuing operations was primarily due an incremental increase in capital expenditures in 2005 of $1.8 million.

The decrease in cash flows used for financing activities related primarily to net borrowings under our long-term revolving credit facility of $2.0 million during the three months ended March 31, 2005, compared to a net repayment of $0.3 million for the respective period in 2004. In the first quarter of 2005, we repurchased 365,000 shares for an aggregate purchase price of $8.8 million, as well as 46,000 shares for an aggregate price of $1.2 million related to the PSAP, compared to repurchases of 580,000 shares for an aggregate price of $10.8 million in the first quarter of 2004.

In March 2005, our lenders approved an amendment to our $75.0 million revolving credit facility ("Credit Facility"). This amendment extended the maturity date of the facility from June 26, 2006 to March 24, 2010. It also provides for lower borrowing costs and commitment fees and modified certain debt covenant terms, as defined in the amended agreement. In addition, this amended agreement provides an option to increase the commitment under this Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility requires interest payments to be made based on the interest period selected. At March 31, 2005, the weighted average interest rate of amounts outstanding under the Credit Facility was 4.05%, and the weighted average interest rate for the three months ended March 31, 2005 under this facility was 3.87%.

In July 1999, we issued $75.0 million in Senior Notes that require annual principal payments of $7.0 million for Series A beginning on July 22, 2005 and continuing through July 22, 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing through July 22, 2011. Our Senior Notes bear interest at an average fixed interest rate of 8.16% and require semi-annual interest payments.

We have classified the principal payment of approximately $7.0 million due on July 22, 2005 as a long-term obligation at March 31, 2005, as management expects to refinance with borrowings under our Credit Facility. Available capacity under the Credit Facility was $35.2 million as of March 31, 2005. Our available borrowing capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $2.8 million at March 31, 2005 related to certain projects in progress.

We have unsecured letters of credit, performance guarantees and bonds totaling $0.9 million at March 31, 2005.

The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at March 31, 2005. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under both agreements.

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

Our stockholders at the Annual Stockholders' Meeting on April 15, 2005 approved the cancellation of 2,282,441 of our common shares and approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of the Company until October 15, 2006. During the second quarter of 2005, these 2,282,441 treasury shares will be cancelled at historical cost, totaling $52.2 million, or $22.85 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock.

At March 31, 2005, we had the authority to repurchase approximately 526,499 additional shares under our stock repurchase program. After shareholder approval was received on April 15, 2005, we now have the authority to repurchase approximately 2,617,435 shares under our stock repurchase program.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American spending by our clients during 2005 to remain somewhat higher than spending levels in 2004. We also believe that the activity levels outside of North America for 2005 will continue to remain higher than activity levels for 2004.

Back to Index

CORE LABORATORIES N.V.
QUANTITATIVE AND QUALITATIVE DISCLOSURES OF MARKET RISK

Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K as of December 31, 2004.

CONTROLS AND PROCEDURES

A complete discussion of our controls and procedures is included in our Form 10-K/A for the year ended December 31, 2004.

DISCLOSURE CONTROLS AND PROCEDURES

Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a - 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that all material information relating to us required to be included in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during our fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Back to Index

CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint seeks unspecified monetary damages. Defendants filed a motion to dismiss on May 21, 2004. On March 8, 2005, the Court denied without prejudice defendants' motion to dismiss subject to Plaintiffs filing a Second Amended Compliant that sets forth with particularity allegations that meet the heightened pleading requirements of Federal Rule of Civil Procedure 9(b) and the Private Securities Litigation Reform Act of 1995. The order requires the Second Amended Complaint to be filed by May 9, 2005 and requires the defendants to answer or otherwise respond by July 8, 2005. If defendants file a motion to dismiss the Second Amended Compliant, plaintiffs shall have until August 22, 2005 to respond and defendants shall have until  September 12, 2005 to file a reply. Discovery will remain stayed. We intend to continue to vigorously defend against this lawsuit.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Back to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2005:
PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE
January 1-31, 2005	156,000	$ 22.47
February 1-28, 2005 (1)	154,900	$ 25.43
March 1-31, 2005	100,100	$ 25.59
Total	411,000	$ 24.35

(1) Contains 46,000 shares valued at $1.2 million, or $26.89 per share, acquired pursuant to the terms of an executive compensation plan, in settlement of personal tax burdens that may result from the issuance of common shares under this arrangement in February 2005.

Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual meeting subsequent to 1995, our shareholders have renewed that authorization. At our annual meeting on April 15, 2005, our shareholders approved a further extension of this authority for an additional 18-month period from the date of the annual meeting until October 15, 2006 and authorized the repurchase of 2,617,435 shares.

Back to Index

Item 3. Defaults Upon Senior Securities

None

Back to Index

Item 4. Submission of Matters to a Vote of Security Holders

None

Back to Index

Item 5. Other Information

None

Back to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.32	-

Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, L.P., The Lenders, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc., and Banc of America Securities LLC, dated as of March 24, 2005

Filed herewith
10.33	-	Form of Restricted Share Award Program Agreement	Filed herewith
10.34	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Filed herewith
21.1	-	Subsidiaries of the Registrant	Filed herewith
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Back to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V.

Dated:	May 4, 2005	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Back to Index

Exhibit 21.1

Investment in Subsidiaries Listing

Name	Legal Seat	Ownership %
Core Laboratories Resources, N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories International Licensing N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories International Trading N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories I.P. Inc.	Delaware, United States	100%
Core Laboratories Holding Inc.	Delaware, United States	100%
Core Laboratories Middle East Services B.V.	Amsterdam, The Netherlands	100%
Core Export Sales, Inc.	Bridgetown, Barbados	100%
Core Laboratories L.P.	Delaware, United States	100%
Core Laboratories Canada Limited	Alberta, Canada	100%
PT Corelab Indonesia	Jakarta, Indonesia	70%
Core Laboratories SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories Sales N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Core Laboratories Netherlands B.V.	Amsterdam, The Netherlands	100%
Corelab Nigeria Limited	Lagos, Nigeria	100%
Core Laboratories Venezuela S.A.	Caracas, Venezuela	100%
Core Laboratories Mexico Holding B.V.	Amsterdam, The Netherlands	100%
Corelab Brasil Ltda	Rio de Janerio, Brazil	100%
Core Laboratories (Barbados) Ltd.	Bridgetown, Barbados	100%
Saybolt International B.V.	Vlaardingen, The Netherlands	100%
Saybolt Holding B.V.	Vlaardingen, The Netherlands	100%
Saybolt Denmark A/S	Copenhagen, Denmark	100%
Saybolt van Duyn GmbH	Essen, Germany	100%
Saybolt Espana S.A.	Madrid, Spain	100%
Saybolt Estonia Ltd.	Tallin, Estonia	90%
Saybolt Finland Oy	Hamina, Finland	100%
2FC	Port-Le_Bouc, France	99.5%
Saybolt Italia S.R.L.	Syracuse, Italy	100%
Saybolt Malta Ltd.	Kalafran, Malta	100%
Saybolt Greece, Ltd.	Athens, Greece	100%
Saybolt (Portugal) Inspeccao de Productos Petroliferos, Lda.	Lisbon, Portugal	100%
Saybolt South Africa PTY LTD	Cape Town, South Africa	100%
Saybolt Sverige AB	Gothenburg, Sweden	100%
Saybolt Thailand Ltd.	Bangkok, Thailand	100%
Saybolt United Kingdom Ltd.	Purfleet, United Kingdom	100%
Saybolt Meteorology & Instrumentation B.V.	Vlaardingen, The Netherlands	100%
Saybolt Nederland B.V.	Vlaardingen, The Netherlands	100%
Saybolt North American Holding B.V.	Vlaardingen, The Netherlands	100%
Saybolt de Mexico S.A. de C.V.	Coatzacoalcos, Mexico	100%
Saybolt L.P.	Delaware, United States	100%
Core Laboratories Panama, S.A.	Panama City, Panama	100%
Saybolt Analyt Holding B.V.	Vlaardingen, The Netherlands	90%
Saybolt Evrasia ZAO	Moscow, Russia Federation	90.1%
Saybolt−Ukraine	Odessa, Ukraine	100%
Saybolt Bulgaria Ltd.	Burgas, Bulgaria	90%
Saybolt Baltija, Ltd.	Klaipeda, Lithuania	88.2%
Saybolt Latvia	Ventspils, Latvia	88.2%
Saybolt de Ecuador S.A.	Quito, Ecuador	100%
Saybolt Bahamas Ltd.	Freeport, Bahamas	100%
Saybolt de Costa Rica, S.A.	San Jose, Costa Rica	100%
Saybolt West Indies N.V.	Kingston, Jamaica	100%
Saybolt Colombia Ltda.	Barranquilla, Colombia	95%
Saybolt Aruba N.V.	Aruba, The Netherlands	100%
Saybolt Bonaire N.V.	Bonaire, Netherlands Antilles	100%
Saybolt Curacao N.V.	Curacao, Netherlands Antilles	100%
Saybolt Trinidad & Tobago Ltd.	Marabella, Trinidad	100%
Saybolt Eastern Hemisphere B.V.	Vlaardingen, The Netherlands	100%
Saybolt (M) SDN BHD	Kuala Lumpur, Malaysia	100%
PT Saybolt Indonesia	Jakarta, Indonesia	65%
Saybolt Saudi Arabia	London, United Kingdom	45%
Saybolt Baltic OU	Tallin, Estonia	100%
Saybolt Azerbaijan, Ltd.	Baku, Azerbaijan	100%
Saybolt Azerbaijan B.V.	Vlaardingen, The Netherlands	100%
Core Laboratories El Salvador S.A. de C.V.	Sonsonate, El Salvador	100%
Saybolt Shelf International B.V.	Vlaardingen, The Netherlands	100%
Saybolt Belgium	Antwerp, Belgium	100%
Saybolt Kazakhstan B.V.	Rotterdam, The Netherlands	100%
Saybolt (Tianjin) Meteorology & Instrumentation Company	Tianjin, China	100%
Saybolt Latin America Holding B.V.	Vlaardingen, The Netherlands	100%
Core Laboratories Angola Ltd.	Luanda, Angola	100%
Saybolt (Singapore) PTE LTD	Singapore	100%
Core Laboratories (H.K.) Limited	Hong Kong	100%
E.W. Saybolt & Co. S.A.	Panama City, Panama	100%
Owen Oil Tools L.P.	Delaware, United States	100%
Jaex de Mexico, S.A. de C.V.	Villahermosa, Mexico	100%
Owen Oil Tools de Venezuela, C.A.	Anaco, Venezuela	100%
Beukenwoude, B.V.	Amsterdam, The Netherlands	100%
Owen Compliance Services, Inc.	Texas, United States	100%
Owen de Mexico S.A. de C.V.	Villahermosa, Mexico	100%
Owen Oil Tools (U.K.) Ltd.	Croydon, United Kingdom	100%
The Petrak Group S.A.	Zug, Switzerland	100%
Core Laboratories LLP (Kazakhstan)	Ataryum, Kazakhstan	100%
DP Saybolt Turkmenistan (formerly Petrak Turkmenistan Ltd.)	Turkmenbashi, Turkmenistan	100%
Petroleum Analysts ZAO	Moscow, Russia Federation	98%
Lab Technics	Moscow, Russia Federation	100%
IP Saybolt (Belorussia)	Minsk, Belarus	100%
Saybolt Test OOO	Moscow, Russia Federation	54%
Saybolt Armenia	Yerevan, Armenia	90%
Saybolt Bashkortostan	Bashkortostan, Russia Federation	54%
SP TOO Saybolt Kazakhstan	Atyrau, Kazakhstan	81%
Saybolt Mongol JLC	Ulaan Baatar, Mongolia	100%
Core Lab de Mexico, S.A. de C.V.	Villahermosa, Mexico	100%
Core Lab Operations S.A. de C.V.	Villahermosa, Mexico	100%
Pro Technics de Mexico, S.A. de C.V.	Villahermosa, Mexico	100%
Core Lab Services S.A. de C.V.	Villahermosa, Mexico	100%
Core Lab Petroleum Services S.A. de C.V.	Villahermosa, Mexico	99%
Core Lab Executives S.A. de C.V.	Villahermosa, Mexico	99%
TomoSeis Corporation	California, United States	100%
Core Petrophysics, Inc.	Texas, United States	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
Core Laboratories Global N.V.	Curacao, Netherlands Antilles	100%
Coherence Technology Company, Inc.	Colorado, United States	100%
CTC Pulsonic Nigeria Limited	Lagos, Nigeria	80%
Production Enhancement Corporation	Louisiana, United States	100%
PENCOR de Venezuela, C.A.	Maraciabo, Venezuela	100%
PENCOR Ltd.	Aberdeen, United Kingdom	100%
PENCOR International Ltd.	Jersey, Channel Islands	100%
Scott Pickford Limited	Croydon, United Kingdom	100%
Scott Pickford Group Limited	Croydon, United Kingdom	100%
FE & FEFH Holding, Inc.	Alberta, Canada	100%

Back to Index

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

Date: May 4, 2005	By:	/s/ David M. Demshur
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

Date: May 4, 2005	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Back to Index

Exhibit 32.1

Certification By
David M. Demshur, Chief Executive Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended March 31, 2005, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 4, 2005	/s/ David M. Demshur
Name: David M. Demshur
Title: Chief Executive Officer

Back to Index

Exhibit 32.2

Certification By
Richard L. Bergmark, Chief Financial Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended March 31, 2005, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 4, 2005	/s/ Richard L. Bergmark
Name: Richard L. Bergmark
Title: Chief Financial Officer

Back to Index