Form 10-Q
period 2005-06-30
CORE LABORATORIES N V
filed 2005-08-03
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at July 29, 2005 was 26,075,403.

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	June 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 18,932	$ 16,030
Accounts receivable, net of allowance for doubtful accounts of $5,384 and
$6,064 at 2005 and 2004, respectively	96,733	95,449
Inventories, net	29,993	29,426
Prepaid expenses and other current assets	10,637	10,739
TOTAL CURRENT ASSETS	156,295	151,644

PROPERTY, PLANT AND EQUIPMENT, net	79,709	79,622
INTANGIBLES, net	6,881	7,057
GOODWILL	132,618	132,615
DEFERRED TAX ASSET	6,803	7,650
OTHER ASSETS	11,081	10,209
TOTAL ASSETS	$ 393,387	$ 388,797

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 881	$ 2,976
Accounts payable	27,848	28,632
Accrued payroll and related costs	18,390	20,085
Taxes other than payroll and income	3,741	4,111
Unearned revenues	2,965	2,632
Accrued interest	2,889	2,835
Other accrued expenses	6,886	5,843
Current liabilities of discontinued operations	-	297
TOTAL CURRENT LIABILITIES	63,600	67,411

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	102,109	110,224
DEFERRED COMPENSATION	6,827	6,268
OTHER LONG-TERM LIABILITIES	14,610	13,529
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,226	1,069

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, none
issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
26,289,828 issued and 26,094,603 outstanding at 2005 and 28,038,787
issued and 26,201,846 outstanding at 2004	468	484
Additional paid-in capital	87,261	123,332
Deferred compensation	(6,987)	(2,486)
Retained earnings	129,210	110,237
Treasury shares (at cost), 195,225 at 2005 and 1,836,941 at 2004	(4,937)	(41,271)
TOTAL SHAREHOLDERS' EQUITY	205,015	190,296
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 393,387	$ 388,797

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
	Three Months Ended June 30,
	2005	2004
	(Unaudited)
REVENUES:
Services	$ 91,898	$ 80,910
Sales	26,483	21,321
	118,381	102,231
OPERATING EXPENSES:
Cost of services	68,499	61,870
Cost of sales	22,024	17,607
General and administrative expenses	7,647	9,218
Depreciation	4,461	4,257
Amortization	119	21
Other (income) expense, net	(534)	552
OPERATING INCOME	16,165	8,706
Interest expense	2,075	2,003
Income before income tax expense	14,090	6,703
Income tax expense	3,841	1,877
Income from continuing operations	10,249	4,826
Loss from discontinued operations (net of tax expense of $99 in 2004)	-	(2,354)
NET INCOME	$ 10,249	$ 2,472

EARNINGS (LOSS) PER SHARE INFORMATION:

Basic earnings per share from continuing operations	$ 0.39	$ 0.18
Loss from discontinued operations	-	(0.09)
Basic earnings per share	$ 0.39	$ 0.09

Diluted earnings per share from continuing operations	$ 0.37	$ 0.17
Loss from discontinued operations	-	(0.08)
Diluted earnings per share	$ 0.37	$ 0.09

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,082	27,115
Diluted	27,796	28,935

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
	Six Months Ended June 30,
	2005	2004
	(Unaudited)
REVENUES:
Services	$ 181,981	$ 158,567
Sales	52,355	43,981
	234,336	202,548
OPERATING EXPENSES:
Cost of services	138,043	123,806
Cost of sales	42,541	35,603
General and administrative expenses	15,307	15,425
Depreciation	8,054	8,618
Amortization	240	186
Other (income) expense, net	(42)	746
OPERATING INCOME	30,193	18,164
Interest expense	4,111	4,040
Income before income tax expense	26,082	14,124
Income tax expense	7,110	3,877
Income from continuing operations	18,972	10,247
Loss from discontinued operations (net of tax benefit of $113 in 2004)	-	(14,312)
NET INCOME (LOSS)	$ 18,972	$ (4,065)

EARNINGS (LOSS) PER SHARE INFORMATION:

Basic earnings per share from continuing operations	$ 0.73	$ 0.37
Loss from discontinued operations	-	(0.52)
Basic earnings (loss) per share	$ 0.73	$ (0.15)

Diluted earnings per share from continuing operations	$ 0.68	$ 0.35
Loss from discontinued operations	-	(0.49)
Diluted earnings (loss) per share	$ 0.68	$ (0.14)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,086	27,391
Diluted	27,893	29,020

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 18,972	$ (4,065)
Loss from discontinued operations, net of tax	-	14,312
Income from continuing operations	18,972	10,247
Adjustments to reconcile income to net cash provided by operating activities:
Net provision (recovery) for doubtful accounts	899	(221)
Inventory obsolescence	1,604	691
Equity in (income) loss of affiliates	(19)	292
Minority interest	104	117
Deferred compensation	1,371	4,831
Depreciation and amortization	8,294	8,804
Debt issuance costs amortization	149	128
Loss on sale of fixed assets	96	168
Gain on involuntary sale of fixed asset	(875)	-
Gain on insurance recovery	(534)	-
Decrease (increase) in value of life insurance policies	77	(17)
Deferred income taxes	753	(67)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(2,140)	(1,318)
Inventories	(2,396)	(1,964)
Prepaid expenses and other current assets	(4)	(718)
Other assets	(445)	343
Accounts payable	(920)	(1,367)
Accrued expenses	2,997	1,696
Other long-term liabilities	1,648	1,904
Net cash provided by operating activities - continuing operations	29,631	23,549
Net cash provided by operating activities - discontinued operations	-	923
Net cash provided by operating activities	29,631	24,472
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,600)	(3,678)
Patents and other intangibles	(67)	(128)
Proceeds from sale of assets	2,159	342
Premiums on life insurance	(315)	(479)
Discontinued operations	-	19,469
Net cash (used in) provided by investing activities	(6,823)	15,526
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(12,092)	(20,466)
Proceeds from debt borrowings	2,000	13,000
Capital lease obligations	(136)	(212)
Stock options exercised	3,989	5,120
Debt issuance costs	(314)	-
Repurchase of common shares	(13,353)	(34,004)
Net cash used in financing activities	(19,906)	(36,562)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,902	3,436
CASH AND CASH EQUIVALENTS, beginning of period	16,030	16,225
CASH AND CASH EQUIVALENTS, end of period	$ 18,932	$ 19,661

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 3,747	$ 3,647
Cash payments for income taxes	$ 7,526	$ 4,544

Non-cash investing and financing activities:
Capital lease additions	$ 18	$ 5
Common stock issued pursuant to share-based compensation arrangements	$ 6,620	$ -

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the six months ended June 30, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005.

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

2. STOCK-BASED COMPENSATION

We apply the intrinsic method to account for employee stock options, as defined in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The intrinsic method does not require us to recognize compensation cost for options granted with an exercise price equal to the market value of the underlying stock on the date of grant. Accordingly, we do not recognize compensation cost associated with our stock option grants. However, we have recognized compensation expense related to other stock-based compensation arrangements, including the Executive Restricted Share Matching Program ("ESMP"), the Performance Share Award Program ("PSAP") and the Restricted Share Award Program ("RSAP"), as discussed below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net income (loss) as reported:	$ 10,249	$ 2,472	$ 18,972	$ (4,065)
Add: stock-based compensation expense included in reported income, net of tax	281	2,379	997	3,117
Less: stock-based compensation expense determined under fair value method, net of tax	(768)	(2,645)	(1,748)	(3,842)
Pro forma income (loss)	$ 9,762	$ 2,206	$ 18,221	$ (4,790)
Basic earnings (loss) per share:
As reported	$ 0.39	$ 0.09	$ 0.73	$ (0.15)
Pro forma	$ 0.37	$ 0.08	$ 0.70	$ (0.17)
Diluted earnings (loss) per share:
As reported	$ 0.37	$ 0.09	$ 0.68	$ (0.14)
Pro forma	$ 0.35	$ 0.08	$ 0.65	$ (0.17)

SFAS No. 123R, "Share-Based Payment," revises SFAS No. 123 and supercedes APB Opinion No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. This statement was to become effective as of the beginning of the first interim or annual period that begins after June 15, 2005. However, in April 2005, the U.S. Securities and Exchange Commission ("SEC") issued an extension which allows public companies to defer adoption of SFAS No. 123R until the beginning of their fiscal year that begins after June 15, 2005. We have not adopted SFAS No. 123R as a result of the extension and are currently evaluating the impact that this statement will have on our financial position and results of operations.

Executive Restricted Share Matching Program

The Executive Restricted Share Matching Program was implemented in June 2002 to encourage personal investment in our common stock by our executive officers. Under the program, we matched on a one-for-one basis each share that an executive purchased on the open market during a specified period, up to a maximum of 50,000 shares per participant. The ESMP is a variable stock award plan under which we have recorded compensation expense totaling $0.1 million and $0.5 million for the three and six months ended June 30, 2005, respectively, and $0.4 million and $1.4 million for the three and six months ended June 30, 2004, respectively. The shares awarded under this program vested on June 1, 2005.

In accordance with the program, we issued 132,853 shares to the participants that vested on June 1, 2005 and recorded common stock and additional paid-in-capital totaling $3.4 million. In addition, on June 1, 2005, 48,425 shares of common stock were surrendered by the participants in order to settle any personal tax liabilities which may result from the award. These shares were valued at $1.2 million, or $25.54 per share, and were surrendered by the participants, and have been included as treasury shares in the accompanying Balance Sheet as of June 30, 2005 at cost. Pursuant to the ESMP, additional restricted shares (the "Restricted Gross-Up Shares") will be granted on June 1, 2007 in the aggregate of approximately 71,765 shares to the participants to reimburse them for tax liabilities resulting from the vesting of the original grant of 132,853 restricted shares under the ESMP and their eventual vesting in the Restricted Gross-Up Shares. In order to vest in the Restricted Gross-Up Shares, a participant generally must remain in our employment until June 1, 2007, and maintain continuous ownership until such date of (a) the equivalent number of shares the participant initially purchased in order to receive the original restricted matching share award plus (b) a number of the shares received in the restricted matching share award (which number of shares is generally equal to all of the shares included in the restricted matching share award less a percentage of such shares surrendered by the participant to pay applicable taxes upon their vesting). A participant may become vested in some or all of the Restricted Gross-Up Shares prior to June 1, 2007, in the event of a change in control or the termination of the participant's employment by reason of death, disability, an involuntary termination without cause, or after attainting the age of 60 and completing 10 years of employment with us.

We account for the Restricted Gross-Up Shares as a fixed award and will recognize compensation expense of $1.2 million ratably through June 1, 2007. We have recorded compensation expense of $0.1 million related to these restricted shares as of June 30, 2005.

Performance Share Award Program

Under the Performance Share Award Program, certain executives were awarded rights to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Rights relating to an aggregate of 120,000 shares ("Tranche 1"), 125,000 shares ("Tranche 2"), 120,000 shares ("Tranche 3") and 120,000 shares ("Tranche 4") were issued with respect to the performance period ending on December 31, 2004, 2005, 2006 and 2007, respectively. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods.

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

Rights related to an additional 60,000 shares granted under Tranche 3 will be eligible to vest if our calculated return on equity ("ROE"), as defined in the PSAP, equals or exceeds a pre-determined target return of 18%. None of these 60,000 shares will be issued if our ROE does not equal or exceed 12% for the three-year period ending December 31, 2006. If our ROE for the performance period equals 12%, then 20% of the shares will be issued, and if our ROE equals or exceeds 18%, then 100% of the shares will be issued. If our ROE for the performance period is greater than 12% but less than 18%, then the number of shares to be issued would be interpolated based on the terms of the agreement.

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

In February 2005, the Options Subcommittee of our Board of Supervisory Directors determined that the performance target criteria had been met related to an aggregate of 120,000 shares under Tranche 1. We issued these 120,000 common shares on February 28, 2005, and recorded common stock and additional paid in capital totaling $3.2 million, of which $2.9 million was recognized as compensation expense in 2004 and $0.3 million was recognized in 2005 related to the change in the fair value of the shares between December 31, 2004 and the date of issuance. Simultaneously, we repurchased 46,000 of these common shares from the participants at the closing market price on that day to settle personal tax liabilities which may result from the issuance of these shares, as permitted by the agreement. We recorded these repurchased shares as treasury stock with an aggregate cost of $1.2 million, at $26.89 per share.

Our results of operations for the three and six months ended June 30, 2005 do not include any compensation expense relating to PSAP tranches 2, 3 and 4, as management cannot determine whether the performance criteria will be met. If management believed that it was probable that the performance criteria for all three outstanding tranches would be met under these arrangements, we would have recorded an additional $8.2 million of compensation expense as of June 30, 2005, of which $3.4 million would relate to Tranche 2, $1.6 million would relate to Tranche 3 and $3.2 million would relate to Tranche 4.

For purposes of determining the diluted weighted average shares outstanding at June 30, 2005, we calculated 185,000 contingently issuable shares under the PSAP based on our common stock's performance relative to the performance targets, assuming the shares were issuable as of that date. See Note 3, Earnings Per Share.

Restricted Share Award Program

In 2004, the Options Subcommittee of our Board of Supervisory Directors of Core Lab approved the RSAP to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement, in 2004, we granted to key employees contingent rights to receive an aggregate of 130,500 shares of our common stock, of which 128,400 were outstanding at June 30, 2005. This arrangement is a fixed award which will require us to recognize compensation expense totaling $2.9 million over a seven-year vesting period that began on January 1, 2004. However, we may be required to recognize this expense earlier if one of two performance accelerators is satisfied, or if certain other events occur as specified in the related agreements. The measurement period for the first performance accelerator begins on September 22, 2005 and ends on September 1, 2007. If our share price remains above $25.00 on average for a period of 20 consecutive trading days ending within this measurement period, then all of the shares would vest and we would record stock-based compensation expense equal to the unamortized balance of this fixed award. We have recognized compensation expense totaling $0.1 million and $0.2 million under this arrangement for the three and six months ended June 30, 2005, respectively.

In 2005, the Options Subcommittee of our Board of Supervisory Directors approved awards of contingent rights to receive an aggregate of 142,600 shares of our common stock under the RSAP, of which 140,400 were outstanding at June 30, 2005. Similar to the grant discussed previously, this arrangement is a fixed award which will require us to recognize compensation expense totaling $3.8 million over a seven-year vesting period that began on January 1, 2005. This award also contains two performance accelerators, either of which, if satisfied, or if certain other events occur as specified in the related agreements, may require earlier recognition of this expense. We have recorded compensation expense totaling $0.2 million and $0.3 million under this arrangement for the three and six months ended June 30, 2005, respectively.

3. EARNINGS PER SHARE

We compute basic earnings per common share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common shares include additional shares in the weighted average share calculations associated with the incremental effect of dilutive employee stock options, restricted stock awards and contingently issuable shares, as determined using the treasury stock method. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Weighted average basic common shares outstanding	26,082	27,115	26,086	27,391
Effect of dilutive securities:
Stock options (1)	1,459	1,570	1,479	1,379
Contingent shares	185	250	223	250
Restricted stock and other (1)	70	-	105	-
Weighted average diluted common and potential common shares outstanding	27,796	28,935	27,893	29,020

(1) The effect of anti-dilutive shares associated with these securities has been excluded from the diluted weighted average share calculations at June 30, 2005 and 2004. If these shares had been included, the impact would have been a decrease in weighted average shares outstanding of 3 and 8 shares for the three and six months ended June 30, 2005, respectively and 9 and 63 shares for the three and six months ended June 30, 2004, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2005	2004
	(Unaudited)
Finished goods	$ 27,552	$ 25,534
Parts and materials	3,708	4,529
Work in progress	520	1,181
Total inventories	31,780	31,244
Less - valuation reserves	1,787	1,818
Inventories, net	$ 29,993	$ 29,426

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations and Comprehensive Income (Loss).

5. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the six months ended June 30, 2005. The increase in goodwill for the six months ended June 30, 2005 related to the finalization of our purchase price for Authentix Inc., acquired in November 2004. The composition of goodwill by business segment at June 30, 2005 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2004.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is summarized in the following table (in thousands):
	June 30,	December 31,
	2005	2004
	(Unaudited)
$75,000 Credit Facility	$ 27,000	$ 35,000
Senior Notes	75,000	75,000
Capital lease obligations	116	234
Other indebtedness	874	2,966
Total debt and capital leases obligations	102,990	113,200
Less - short-term debt included in other indebtedness	655	2,601
Less - current maturities of long-term obligations	226	375
Long-term debt and capital lease obligations, net of current maturities	$ 102,109	$ 110,224

In March 2005, our lenders approved an amendment to our $75.0 million revolving credit facility ("Credit Facility"). This amendment extended the maturity date of the facility from June 26, 2006 to March 24, 2010. It also provides for lower borrowing costs and commitment fees and modified certain debt covenant terms, as defined in the amended agreement. In addition, this amended agreement provides an option to increase the commitment under this Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility requires interest payments to be made based on the interest period selected. At June 30, 2005, the weighted average interest rate of amounts outstanding under the Credit Facility was 4.37%, and the weighted average interest rate for the six months ended June 30, 2005 under this facility was 4.02%.

In July 1999, we issued $75.0 million in Senior Notes that require annual principal payments of $7.0 million for Series A beginning on July 22, 2005 and continuing through July 22, 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing through July 22, 2011. Our Senior Notes bear interest at an average fixed interest rate of 8.16% and require semi-annual interest payments. We paid the initial $7.0 million principal payment under our Series A Senior Notes commitment on July 22, 2005.

We have classified the principal payment of approximately $7.0 million due on July 22, 2005 as a long-term obligation at June 30, 2005, as management expected to refinance with borrowings under our Credit Facility. Available capacity under the Credit Facility was $43.2 million as of June 30, 2005. Our available borrowing capacity was reduced by outstanding letters of credit and performance guarantees and bonds totaling $4.8 million at June 30, 2005 related to certain projects in progress.

We have unsecured letters of credit, performance guarantees and bonds totaling $1.4 million at June 30, 2005.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and six months ended June 30, 2005 and 2004, as if the net periodic pension cost had been calculated for each quarter of 2004 consistent with year end presentation (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Service cost	$ 176	$ 151	$ 357	$ 302
Interest cost	206	184	418	368
Expected return on plan assets	(234)	(204)	(474)	(408)
Unrecognized pension asset	(25)	(20)	(50)	(40)
Net periodic pension cost	$ 123	$ 111	$ 251	$ 222

During the six months ended June 30, 2005, we contributed approximately $1.3 million, as determined by the insurance company, to fund the estimated 2005 premiums on investment contracts held by the plan.

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

Summarized financial information related to our business segments is shown in the following tables (in thousands of dollars):
(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2005
Revenues from unaffiliated customers	$ 71,686	$ 40,791	$ 5,904	$ -	$ 118,381
Inter-segment revenues	99	193	39	(331)	-
Segment income (loss)	8,660	6,781	904	(180)	16,165
Total assets	206,091	149,390	12,633	25,273	393,387
Capital expenditures	1,929	2,917	77	441	5,364
Depreciation and amortization	2,918	1,009	123	530	4,580

Three Months Ended June 30, 2004
Revenues from unaffiliated customers	64,548	33,036	4,647	-	102,231
Inter-segment revenues	312	134	47	(493)	-
Segment income (loss)	7,022	3,609	763	(2,688)	8,706
Total assets[2]	201,311	147,338	12,989	22,673	384,311
Capital expenditures	1,480	719	-	57	2,256
Depreciation and amortization	2,384	979	63	852	4,278

Six Months Ended June 30, 2005
Revenues from unaffiliated customers	139,118	83,198	12,020	-	234,336
Inter-segment revenues	238	275	82	(595)	-
Segment income (loss)	15,111	13,287	1,811	(16)	30,193
Total assets	206,091	149,390	12,633	25,273	393,387
Capital expenditures	3,477	4,026	277	820	8,600
Depreciation and amortization	5,077	1,902	244	1,071	8,294

Six Months Ended June 30, 2004
Revenues from unaffiliated customers	125,033	67,437	10,078	-	202,548
Inter-segment revenues	738	529	155	(1,422)	-
Segment income (loss)	11,282	8,579	1,099	(2,796)	18,164
Total assets[2]	201,311	147,338	12,989	22,673	384,311
Capital expenditures	2,423	887	25	343	3,678
Depreciation and amortization	4,840	1,957	209	1,798	8,804

1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.
2) "Corporate & Other" total assets for 2004 include discontinued operations/assets held for sale of $1.1 million.

9. SHAREHOLDERS' EQUITY

During the three and six months ended June 30, 2005, we repurchased 181,300 shares of our common stock for $4.6 million, or an average price of $25.28 per share, and 546,300 shares of our common stock for $13.4 million, or an average price of $24.44 per share. In February 2005, we repurchased 46,000 shares for $1.2 million, or $26.89 per share, related to the PSAP. In June 2005, we repurchased 48,425 shares for $1.2 million, or $25.54 per share, related to the ESMP. See Note 2, Stock-Based Compensation.

For the three and six months ended June 30, 2005, we issued approximately 82,000 shares and 281,000 shares of our common stock, respectively, associated with stock option exercises and received proceeds of approximately $1.2 million and $4.0 million, respectively.

Our shareholders at the Annual Shareholders' Meeting on April 15, 2005 approved the cancellation of 2,282,441 of our common shares and approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of Core Lab until October 15, 2006. These 2,282,441 treasury shares were cancelled in April 2005 at historical cost, totaling $52.2 million, or $22.85 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock. At June 30, 2005, we had the authority to repurchase 2,422,210 additional shares under our stock repurchase program.

We have recorded deferred compensation totaling $7.0 million as of June 30, 2005 in the equity section of the accompanying Balance Sheet. This amount represents the unamortized expense associated with awards granted under the RSAP, of which $2.3 million relates to an award in 2004 and $3.5 million relates to an award in 2005, as well as an award granted under the ESMP totaling $1.2 million. See Note 2, Stock-Based Compensation.

10. OTHER (INCOME) EXPENSE

The components of other (income) expense, net, were as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Minority interest	$ 4	$ 63	$ 104	$ 117
Loss on sale of assets	33	25	96	168
Equity in (income) loss of affiliates	(35)	46	(19)	292
Foreign exchange loss	990	593	1,570	577
Interest income	(86)	(47)	(133)	(103)
Gain on involuntary sale of asset	(875)	-	(875)	-
Gain on insurance recovery	(634)	-	(534)	-
Other	69	(128)	(251)	(305)
Total other (income) expense, net	$ (534)	$ 552	$ (42)	$ 746

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
British Pound	$ 114	$ 63	$ 151	$ (130)
Canadian Dollar	211	47	209	122
European Euro	335	18	320	35
Russian Ruble	198	111	210	(125)
Venezuelan Bolivar	25	38	367	588
Other currencies	107	316	313	87
Total loss	$ 990	$ 593	$ 1,570	$ 577

As a result of the ongoing political and financial situation in Venezuela, in February 2004, the Venezuelan government devalued their currency, the Bolivar ("VEB") by 20% to 1,915 VEB per United States Dollar ("USD"). On March 2, 2005, the VEB was further devalued by 12% to 2,147 VEB per USD.

In 2003, the British government notified us that it would exercise its right of eminent domain thereby involuntarily acquiring the property of one of our operating facilities. Prior to December 31, 2003, we received an initial payment from the British government for $0.6 million as compensation for this property. In June 2005, we negotiated and received an additional settlement of $2.0 million, and recorded a net receivable of $0.1 million. Total proceeds associated with this transaction were $2.7 million, of which $0.6 million represented reimbursement of the net book value of the retired assets, $1.2 million represented expenses associated with the displacement of this operation including temporary housing and relocation, and $0.9 million represented a gain on this transaction as of June 30, 2005. We expect to collect the remaining net receivable in 2005.

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs. Upon acknowledgment of the claims by our insurance company, we recorded a receivable of $1.1 million, net of insurance deductible paid, which includes amounts for reimbursement of the sales value of the inventory lost at a cost of $0.2 million, replacement cost of the building with a net book value of $0.2 million, and non-capitalized equipment and supply costs totaling $0.2 million, resulting in a net gain of $0.5 million. We intend to file a claim for business interruption costs associated with this fire later in 2005. No impact from the claim for the business interruption has been recorded in the results of operations as of June 30, 2005.

11. DISCONTINUED OPERATIONS

In March 2004, the Board of Supervisory Directors approved a plan to exit the specialized geophysical and seismic-related business that was included in our Reservoir Management segment.

On April 22, 2004, we sold our specialized geophysical and seismic-related assets and business to a privately held company for approximately $18.2 million in cash proceeds in addition to certain assumed liabilities.

Based on the sales price and estimates of fair value, we adjusted the related assets to their estimated fair value in 2004. As a result, we recognized losses at that time for the impairment of goodwill, intangible assets and long-lived assets of approximately $2.9 million and $10.8 million for the three and six months ended June 30, 2004, respectively. In addition, we recorded a charge to increase the allowance for doubtful accounts of $1.2 million in the first quarter of 2004. These charges have been included in the loss from discontinued operations in the Consolidated Statement of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2004.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement requires retrospective application of changes in accounting principle to prior periods' financial statements, rather than the use of the cumulative effect of a change in accounting principle, unless impracticable. If impracticable to determine the impact on prior periods, then the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment to equity, unless impracticable for all periods presented, in which case prospective treatment should be applied. This statement applies to all voluntary changes in accounting principle, as well as those required by the issuance of new accounting pronouncements if no specific transition guidance is provided. This statement does not change the previously-issued guidance for reporting a change in accounting estimate or correction of an error. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect this pronouncement to have a material impact on our financial position and results of operations.

SFAS No. 123R, "Share-Based Payment," revises SFAS No. 123 and supercedes APB No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. This statement was to become effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, the SEC issued an extension which allows public companies to defer adoption of SFAS No. 123R until the beginning of their fiscal year that begins after June 15, 2005. We have not adopted SFAS No. 123R as a result of the extension and are currently evaluating the impact that this statement will have on our financial position and results of operations.

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

In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint sought unspecified monetary damages. Defendants filed a motion to dismiss on May 21, 2004. The lead plaintiff advised the Company that it intended to voluntarily dismiss the amended complaint and accordingly, on May 13, 2005, the parties filed an agreed motion to dismiss the amended complaint with prejudice. The Court granted the motion and dismissed the case with prejudice on May 16, 2005. In connection with the dismissal, no monies will be paid to the plaintiff, but the parties agreed to be responsible for their own costs and legal fees.

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

Risk Factors

The following discussion contains statements that are not limited to historical facts but reflect our current beliefs, expectations or intentions regarding future events. These future events may be affected by various risks that impact our business. A listing of the most significant risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2004. Risk factors related to our business have not changed materially during the six months ended June 30, 2005.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows:
	Three Months Ended June 30,				% Change
	2005		2004		2005/2004
REVENUES:	(dollars, in thousands)
Services	$ 91,898	78%	$ 80,910	79%	14%
Product sales	26,483	22%	21,321	21%	24%
Total revenue	118,381	100%	102,231	100%	16%
OPERATING EXPENSES:
Cost of services*	68,499	75%	61,870	76%	11%
Cost of sales*	22,024	83%	17,607	82%	25%
Total cost of services and sales	90,523	76%	79,477	78%	14%
General and administrative expenses	7,647	6%	9,218	9%	(17%)
Depreciation and amortization	4,580	4%	4,278	4%	7%
Other (income) expense, net	(534)	0%	552	1%	(197%)
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	16,165	14%	8,706	9%	86%
Interest expense	2,075	2%	2,003	2%	4%
Income from continuing operations before income tax expense	14,090	12%	6,703	7%	110%
Income tax expense	3,841	3%	1,877	2%	105%
Income from continuing operations	10,249	9%	4,826	5%	112%
Loss from operations of discontinued business, net of tax	-	0%	(2,354)	(2%)	(100%)
NET INCOME	$ 10,249	9%	$ 2,472	2%	315%

*Percentage based on applicable revenue rather than total revenue

	Six Months Ended June 30,				% Change
	2005		2004		2005/2004
REVENUES:	(dollars, in thousands)
Services	$181,981	78%	$ 158,567	78%	15%
Product sales	52,355	22%	43,981	22%	19%
Total revenue	234,336	100%	202,548	100%	16%
OPERATING EXPENSES:
Cost of services*	138,043	76%	123,806	78%	11%
Cost of sales*	42,541	81%	35,603	81%	19%
Total cost of services and sales	180,584	77%	159,409	79%	13%
General and administrative expenses	15,307	7%	15,425	8%	(1%)
Depreciation and amortization	8,294	4%	8,804	4%	(6%)
Other (income) expense, net	(42)	0%	746	0%	(106%)
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	30,193	13%	18,164	9%	66%
Interest expense	4,111	2%	4,040	2%	2%
Income from continuing operations before income tax expense	26,082	11%	14,124	7%	85%
Income tax expense	7,110	3%	3,877	2%	83%
Income from continuing operations	18,972	8%	10,247	5%	85%
Loss from operations of discontinued business, net of tax	-	0%	(14,312)	(7%)	(100%)
NET INCOME (LOSS)	$ 18,972	8%	$ (4,065)	(2%)	567%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Quarter and Six Months Ended June 30, 2005 Compared to the Quarter and Six Months Ended June 30, 2004 (unaudited)

Service Revenues

Service revenues increased to $91.9 million for the second quarter of 2005, up 14% when compared to $80.9 million for the second quarter of 2004. For the six months ended June 30, 2005, service revenues increased 15% to $182.0 million compared to $158.6 million for the respective period in 2004. These second quarter and year over year increases in revenue were primarily due to increased North American, European, West African and Far Eastern oilfield activities, which created greater demand for the services of all three segments

Product Sale Revenues

Revenues associated with product sales increased to $26.5 million for the second quarter of 2005, up 24% from $21.3 million for the second quarter of 2004. For the six months ended June 30, 2005, product sale revenues increased 19% to $52.4 million compared to $44.0 for the same period in 2004. These increases were primarily the result of increased drilling activity on a global basis, but more particularly for natural gas in the North American markets, all of which resulted in higher demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of service revenue was 75% for the quarter ended June 30, 2005, compared to 76% for the corresponding quarter in 2004. For the six-month period ending June 30, 2005, cost of services expressed as a percentage of service revenue was 76% as compared to 78% for the same period for 2004. The decline in the cost of services relative to service revenue was primarily as a result of incremental margins earned on higher revenues over our relatively fixed cost structure.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 83% for the quarter ended June 30, 2005 and 82% for the same period in 2004. This slight increase in cost of sales as a percentage of product sale revenues for 2005 was primarily associated with manufacturing variances. For the six month period ending June 30, 2005, cost of product sales expressed as a percentage of sales revenue was 81% which was comparable to 2004.

General and Administrative Expenses

General and administrative expenses decreased 17% to $7.6 million for the second quarter of 2005 compared to $9.2 million for the second quarter of 2004. This decrease was primarily due to a stock-based compensation charge of $2.9 million in the second quarter of 2004 related to the Performance Share Award Program. No expense was recorded under this program for the second quarter of 2005. This decrease was partially offset by higher costs associated with our Sarbanes-Oxley compliance and internal control audit. For the six-month periods ended June 30, 2005 and 2004, general and administrative expenses remained relatively the same. Importantly, as a percentage of revenues, general and administrative expenses were down in the first half of 2005 to 7% as compared to the same period in 2004 when it was 8%.

Depreciation and Amortization Expense

Depreciation and amortization expense of $4.6 million for the second quarter of 2005 increased $0.3 million, or 7%, from $4.3 million for the second quarter of 2004. For the six-month period ended June 30, 2005, depreciation and amortization expense was $8.3 million, a decrease of $0.5 million compared to the same period in the prior year. The decrease in depreciation expense was due to the general run-off of depreciation expense associated with older assets. Amortization expense remained relatively consistent for the periods ended June 30, 2005 and 2004.

Other (Income) Expense, Net

Other (income) expense, net consisted of the following at June 30, 2005 and 2004 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Minority interest	$ 4	$ 63	$ 104	$ 117
Loss on sale of assets	33	25	96	168
Equity in loss of affiliates	(35)	46	(19)	292
Foreign exchange loss	990	593	1,570	577
Interest income	(86)	(47)	(133)	(103)
Gain on involuntary sale of asset	(875)	-	(875)	-
Gain on insurance recovery	(634)	-	(534)	-
Other	69	(128)	(251)	(305)
Total other (income) expense, net	$ (534)	$ 552	$ (42)	$ 746

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
British Pound	$ 114	$ 63	$ 151	$ (130)
Canadian Dollar	211	47	209	122
European Euro	335	18	320	35
Russian Ruble	198	111	210	(125)
Venezuelan Bolivar	25	38	367	588
Other currencies	107	316	313	87
Total loss	$ 990	$ 593	$ 1,570	$ 577

As a result of the ongoing political and financial situation in Venezuela, in February 2004, the Venezuelan government devalued their currency, the Bolivar ("VEB") by 20% to 1,915 VEB per United States Dollar ("USD"). On March 2, 2005, the VEB was further devalued by 12% to 2,147 VEB per USD.

In 2003, the British government notified us that it would exercise its right of eminent domain thereby involuntarily acquiring the property of one of our operating facilities. Prior to December 31, 2003, we received an initial payment from the British government for $0.6 million as compensation for this property. In June 2005, we negotiated and received an additional settlement of $2.0 million, and recorded a net receivable of $0.1 million. Total proceeds associated with this transaction were $2.7 million, of which $0.6 million represented reimbursement of the net book value of the retired assets, $1.2 million represented expenses associated with the displacement of this operation including temporary housing and relocation, and $0.9 million represented a gain on this transaction as of June 30, 2005. We expect to collect the remaining net receivable in 2005.

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs. Upon acknowledgment of the claims by our insurance company, we recorded a receivable of $1.1 million, net of insurance deductible paid, which includes amounts for reimbursement of the sales value of the inventory lost at a cost of $0.2 million, replacement cost of the building with a net book value of $0.2 million, and non-capitalized equipment and supply costs totaling $0.2 million, resulting in a net gain of $0.5 million. We intend to file a claim for business interruption costs associated with this fire later in 2005. No impact from the claim for the business interruption has been recorded in the results of operations as of June 30, 2005.

Income Tax Expense

The effective tax rate for the second quarter of 2005 was 27.3% compared to 28.0% for the second quarter of 2004. The year-to-date effective tax rate for the period ended June 30, 2005 was 27.3% compared to 27.4% for the same period in 2004.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results from continuing operations by operating segment for the quarters and six-month periods ended June 30, 2005 and 2004 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 71,686	$ 64,548	$ 139,118	$ 125,033
Production Enhancement	40,791	33,036	83,198	67,437
Reservoir Management	5,904	4,647	12,020	10,078
Consolidated	$ 118,381	$ 102,231	$ 234,336	$ 202,548

Income (loss) before interest and taxes:
Reservoir Description	$ 8,660	$ 7,022	$ 15,111	$ 11,282
Production Enhancement	6,781	3,609	13,287	8,579
Reservoir Management	904	763	1,811	1,099
Corporate and Other[1]	(180)	(2,688)	(16)	(2,796)
Consolidated	$ 16,165	$ 8,706	$ 30,193	$ 18,164

1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description:

Revenues from the Reservoir Description segment increased $7.2 million, to $71.7 million in the second quarter of 2005, compared to $64.5 million in the second quarter of 2004, as a result of higher activity levels world-wide. For the six months ended June 30, 2005 revenues increased $14.1 million, to $139.1 million from $125.0 million for the six months ended June 30, 2004. Increased oilfield activity in North America, West Africa, Middle East and the Far East resulted in greater demand for our reservoir rock analysis as well as our fluid analysis services. Revenues were also positively impacted by increased demand for our fluid characterization services in Europe.

Income before interest and tax expense in the second quarter of 2005 increased by 23% or $1.6 million to $8.7 million compared to $7.0 million for the second quarter of 2004. Income before interest and tax expense for the six-month period ended June 30, 2005 increased by 34% or $3.8 million to $15.1 million. Operating margins for the quarter and six months ended June 30, 2005 were 12% and 11%, respectively compared to 11% and 9% for the same periods in 2004, respectively, driven by incremental margins of 23% on higher revenues during the period. Increases in income before interest and tax expense were primarily due to incremental margins earned from higher sales over our relatively fixed cost structure. Operating margins benefited from the $0.9 million gain associated with the settlement of a land transaction with the British government, partially offset by net foreign exchange losses of $0.7 million in the second quarter of 2005.

Production Enhancement:

Revenues from the Production Enhancement segment increased $7.8 million to $40.8 million in the second quarter of 2005 as compared to $33.0 million in the second quarter in 2004, while revenues increased $15.8 million to $83.2 million for the six months ended June 30, 2005 as compared to $67.4 million for the same period in 2004. The primary driver of the increases in revenue has been the increase in North American natural gas drilling activity in 2005 relative to 2004. As drilling activities increased, demand for our well perforating and completion products and diagnostic services has also increased.

Income before interest and tax expense in the second quarter of 2005 increased by 88% or $3.2 million to $6.8 million from $3.6 million for the second quarter of 2004. Operating margins increased to 17% in the second quarter of 2005 compared to 11% for the same period in 2004. For the six months ended June 30, 2005, income before interest and tax expense increased to $13.3 million, an increase of 55% over same period in 2004. Included in these results is a gain of $0.5 million associated with insurance recoveries for a fire loss at our manufacturing plant in Godley, Texas. Excluding this gain, income before interest and tax expense would have increased $2.5 million and $4.2 million for the quarter and six-month period ended June 30, 2005 compared to the same periods in 2004, respectively. These margin improvements were primarily due to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraChem™ and our HERO™ perforating charges and gun systems, as well as improved manufacturing efficiencies. In addition, costs associated with the continuing efforts of our inventory reduction initiative as well as the government-mandated devaluation of the Venezuelan Bolivar reduced the margin improvement.

Reservoir Management:

Revenues from the Reservoir Management segment increased $1.3 million, or 27%, in the second quarter of 2005 as compared to the second quarter of 2004. Revenues for the six-month period ended June 30, 2005 were $12.0 million, an increase of 19% from over $10.1 million from the same period in 2004. The improvement was a result of higher revenue for multi-client reservoir studies in the first six months of 2005, especially studies pertaining to unconventional gas reservoirs, and increased international demand for our reservoir monitoring systems.

Income before interest and tax expense in the second quarter of 2005 increased by 18% or $0.1 million to $0.9 million from $0.8 million for the second quarter of 2004 primarily due to sales of multi-client reservoir studies. Operating margins decreased to 15% in the second quarter of 2005 compared to 16% for the same period in 2004. For the six-month period ended June 30, 2005, income before interest and tax expense was $1.8 million with operating margins of 15%, as compared to income before interest and tax expense of $1.1 million and 11% operating margins from the same period in 2004. The margin increase was primarily due to incremental margins earned from higher sales of reservoir monitoring systems in the first quarter of 2005 and higher multi-client reservoir study sales for the second quarter of 2005, relative to the respective periods in 2004.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, the issuance of debt and equity financing.

Cash Flows

The following table summarizes cash flows from continuing operations for the six months ended June 30, 2005 and 2004 (in thousands):
	Six Months Ended June 30,
Continuing Operations	2005	2004
Cash provided by/(used in):	(unaudited)
Operating activities	$ 29,631	$ 23,549
Investing activities	(6,823)	(3,943)
Financing activities	(19,906)	(36,562)
Net change in cash and cash equivalents	$ 2,902	$ (16,956)

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income partially offset by a greater amount of cash used for working capital in 2005.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities from continuing operations less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the six-month periods ended June 30, 2005 and 2004 (in thousands):
	Six Months Ended June 30,
	2005	2004
	(unaudited)
Free cash flow calculation:
Net cash provided by operating activities-- continuing operations	$ 29,631	$ 23,549
Less: capital expenditures	8,600	3,678
Free cash flow	$ 21,031	$ 19,871

The increase in free cash flow in 2005 compared to 2004 was due to an increase in cash provided by operating activities, primarily as a result of higher net income, partially offset by an increase in capital expenditures. At June 30, 2005 and December 31, 2004, we had working capital of $92.7 million and $84.2 million, respectively.

The increase in cash flows used for investing activities from continuing operations was primarily due an incremental increase in capital expenditures in 2005 of $4.9 million, partially offset by proceeds from the sale of fixed assets of $2.2 million, of which $2.0 million related to an involuntary sale in the United Kingdom.

The decrease in cash flows used for financing activities related primarily to the number of shares purchased under our common stock repurchase program. In the first six months of 2005, we repurchased 640,725 shares for an aggregate price of $15.8 million, of which 546,300 shares at an aggregate purchase price of $13.4 million related to open market purchases, 46,000 shares at an aggregate price of $1.2 million related to the PSAP and 48,425 shares at an aggregate price of $1.2 million related to the ESMP. For the six months ended June 30, 2004, we repurchased 1,629,200 shares for an aggregate price of $34.0 million. In addition, we received $1.1 million less in proceeds from the exercise of employee stock options for the six months ended June 30, 2005 compared to the respective period in 2004. These decreases in cash flows used for financing activities were partially offset by an incremental increase of $2.6 million in debt repayments under our long-term revolving credit facility for 2005.

In March 2005, our lenders approved an amendment to our $75.0 million revolving credit facility ("Credit Facility"). This amendment extended the maturity date of the facility from June 26, 2006 to March 24, 2010. It also provides for lower borrowing costs and commitment fees and modified certain debt covenant terms, as defined in the amended agreement. In addition, this amended agreement provides an option to increase the commitment under this Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility requires interest payments to be made based on the interest period selected. At June 30, 2005, the weighted average interest rate of amounts outstanding under the Credit Facility was 4.37%, and the weighted average interest rate for the six months ended June 30, 2005 under this facility was 4.02%.

In July 1999, we issued $75.0 million in Senior Notes that require annual principal payments of $7.0 million for Series A beginning on July 22, 2005 and continuing through July 22, 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing through July 22, 2011. Our Senior Notes bear interest at an average fixed interest rate of 8.16% and require semi-annual interest payments. We paid the initial $7.0 million principal payment under our Series A Senior Notes commitment on July 22, 2005.

We have classified the principal payment of approximately $7.0 million due on July 22, 2005 as a long-term obligation at June 30, 2005, as management expected to refinance with borrowings under our Credit Facility. Available capacity under the Credit Facility was $43.2 million as of June 30, 2005. Our available borrowing capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $4.8 million at June 30, 2005 related to certain projects in progress.

We have unsecured letters of credit, performance guarantees and bonds totaling $1.4 million at June 30, 2005.

The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at June 30, 2005. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under both agreements.

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

Our stockholders at the Annual Stockholders' Meeting on April 15, 2005 approved the cancellation of 2,282,441 of our common shares and approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of Core Lab until October 15, 2006. These 2,282,441 treasury shares were cancelled in April 2005 at historical cost, totaling $52.2 million, or $22.85 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock.

At June 30, 2005, we had the authority to repurchase approximately 2,422,210 additional shares under our stock repurchase program.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

In April 2003, four putative class action lawsuits were filed against us and certain of our officers in the United States District Court for the Southern District of New York; these cases have since been consolidated and transferred to the United States District Court for the Southern District of Texas. On March 22, 2004, lead plaintiffs filed their consolidated amended complaint, which generally alleges, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002 and by employing inadequate internal controls. The amended complaint sought unspecified monetary damages. Defendants filed a motion to dismiss on May 21, 2004. The lead plaintiff advised the Company that it intended to voluntarily dismiss the amended complaint and accordingly, on May 13, 2005, the parties filed an agreed motion to dismiss the amended complaint with prejudice. The Court granted the motion and dismissed the case with prejudice on May 16, 2005. In connection with the dismissal, no monies will be paid to the plaintiff, but the parties agreed to be responsible for their own costs and legal fees.

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2005:
PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE
April 1-30, 2005	63,200	$ 25.11
May 1-31, 2005	54,600	$ 24.06
June 1-30, 2005 (1)	111,925	$ 26.08
Total	229,725	$ 25.33

(1) Contains 48,425 shares valued at $1.2 million, or $25.54 per share, acquired pursuant to the terms of an executive compensation plan, in settlement of personal tax burdens that may result from the issuance of common shares under this arrangement in June 2005.

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

Return to Index

Item 3. Defaults Upon Senior Securities

None

Return to Index

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders on April 15, 2005, our shareholders elected three members (each, a "Supervisory Director") to the Board of Supervisory Directors of Core Lab (the "Supervisory Board"), consisting of (i) David M. Demshur, (ii) Rene R. Joyce, and (iii) Michael C. Kearney, as Class I Supervisory Directors, to serve until the annual meeting of shareholders in 2008 and until their successors shall have been duly elected and qualified.

The vote tabulation for the individual Supervisory Directors was as follows:

Director	Shares for	Shares abstained
David M. Demshur	24,472,514	105,317
Rene R. Joyce	24,478,960	98,871
Michael C. Kearney	24,468,835	108,996

Shareholders also confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 2004. The proposal was approved by 24,271,379 votes in favor, 16,876 votes against, with 289,576 abstentions.

Shareholders approved the cancellation of 2,282,441 of our common shares. The proposal was approved by 24,473,249 votes in favor, 23,216 votes against, with 81,366 abstentions.

Shareholders approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of Core Lab until October 15, 2006. The proposal was approved by 24,272,803 votes in favor, 19,511 votes against, with 285,517 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) of common and/or preferred shares of Core Lab until April 15, 2010. The proposal was approved by 22,981,869 votes in favor, 1,576,800 votes against, with 19,162 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of common shares of Core Lab until April 15, 2010. The proposal was approved by 18,774,650 votes in favor, 2,184,091 votes against, with 18,680 abstentions.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the year ended December 31, 2005. The proposal was approved by 24,531,894 votes in favor, 36,551 votes against, with 9,386 abstentions.

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Dated:	August 3, 2005	By:	/s/ Richard L. Bergmark
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

Date: August 3, 2005	By:	/s/ David M. Demshur
David M. Demshur
Chief Executive Officer

Return to Index

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

Date: August 3, 2005	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Return to Index

Exhibit 32.1

Certification By
David M. Demshur, Chief Executive Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended June 30, 2005, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 3, 2005	/s/ David M. Demshur
Name: David M. Demshur
Title: Chief Executive Officer

Return to Index

Exhibit 32.2

Certification By
Richard L. Bergmark, Chief Financial Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended June 30, 2005, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 3, 2005	/s/ Richard L. Bergmark
Name: Richard L. Bergmark
Title: Chief Financial Officer

Return to Index