Form 10-Q
period 2005-09-30
CORE LABORATORIES N V
filed 2005-10-31
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at October 27, 2005 was 25,843,445.

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)
	September 30,	December 31,
	2005	2004
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 19,108	$ 16,030
Accounts receivable, net of allowance for doubtful accounts of $5,013 and
$6,064 at 2005 and 2004, respectively	97,660	95,449
Inventories, net	30,025	29,426
Prepaid expenses and other current assets	8,568	10,739
TOTAL CURRENT ASSETS	155,361	151,644

PROPERTY, PLANT AND EQUIPMENT, net	79,045	79,622
INTANGIBLES, net	6,793	7,057
GOODWILL	132,618	132,615
DEFERRED TAX ASSET	11,341	7,650
OTHER ASSETS	10,882	10,209
TOTAL ASSETS	$ 396,040	$ 388,797

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 169	$ 2,976
Accounts payable	26,809	28,632
Accrued payroll and related costs	19,373	20,085
Taxes other than payroll and income	5,775	4,111
Unearned revenues	3,464	2,632
Accrued interest	1,251	2,835
Other accrued expenses	9,453	5,843
Current liabilities of discontinued operations	-	297
TOTAL CURRENT LIABILITIES	66,294	67,411

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	90,105	110,224
DEFERRED COMPENSATION	7,294	6,268
OTHER LONG-TERM LIABILITIES	16,154	13,529
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	963	1,069

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, none
issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
26,681,879 issued and 26,125,954 outstanding at 2005 and 28,038,787
issued and 26,201,846 outstanding at 2004	473	484
Additional paid-in capital	98,355	123,332
Deferred compensation	(4,372)	(2,486)
Retained earnings	136,699	110,237
Treasury shares (at cost), 555,925 at 2005 and 1,836,941 at 2004	(15,925)	(41,271)
TOTAL SHAREHOLDERS' EQUITY	215,230	190,296
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 396,040	$ 388,797

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended September 30,
	2005	2004
	(Unaudited)
REVENUES:
Services	$ 90,328	$ 82,959
Sales	29,856	25,820
	120,184	108,779
OPERATING EXPENSES:
Cost of services	69,737	64,182
Cost of sales	23,027	21,380
General and administrative expenses	10,873	6,285
Depreciation	3,922	3,876
Amortization	124	52
Other (income) expense, net	(1,636)	(362)
OPERATING INCOME	14,137	13,366
Interest expense	1,923	2,017
Income before income tax expense	12,214	11,349
Income tax expense	4,724	3,115
Income from continuing operations	7,490	8,234
Loss from discontinued operations (net of tax expense of $67 in 2004)	-	(929)
NET INCOME	$ 7,490	$ 7,305
EARNINGS (LOSS) PER SHARE INFORMATION:

Basic earnings per share from continuing operations	$ 0.29	$ 0.31
Loss from discontinued operations	-	(0.03)
Basic earnings per share	$ 0.29	$ 0.28

Diluted earnings per share from continuing operations	$ 0.27	$ 0.29
Loss from discontinued operations	-	(0.03)
Diluted earnings per share	$ 0.27	$ 0.26

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,103	26,530
Diluted	27,931	28,506

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
REVENUES:
Services	$ 272,309	$ 241,526
Sales	82,211	69,801
	354,520	311,327
OPERATING EXPENSES:
Cost of services	207,780	187,988
Cost of sales	65,568	56,983
General and administrative expenses	26,180	21,710
Depreciation	11,976	12,493
Amortization	364	239
Other (income) expense, net	(1,678)	384
OPERATING INCOME	44,330	31,530
Interest expense	6,034	6,057
Income before income tax expense	38,296	25,473
Income tax expense	11,834	6,992
Income from continuing operations	26,462	18,481
Loss from discontinued operations (net of tax benefit of $180 in 2004)	-	(15,241)
NET INCOME	$ 26,462	$ 3,240
EARNINGS (LOSS) PER SHARE INFORMATION:

Basic earnings per share from continuing operations	$ 1.01	$ 0.68
Loss from discontinued operations	-	(0.56)
Basic earnings per share	$ 1.01	$ 0.12

Diluted earnings per share from continuing operations	$ 0.95	$ 0.64
Loss from discontinued operations	-	(0.53)
Diluted earnings per share	$ 0.95	$ 0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,092	27,102
Diluted	27,946	28,920

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 26,462	$ 3,240
Loss from discontinued operations, net of tax	-	15,241
Income from continuing operations	26,462	18,481
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	891	63
Inventory obsolescence	2,276	2,425
Equity in (income) loss of affiliates	(44)	272
Minority interest	(159)	177
Non-cash expense related to deferred compensation arrangements	12,135	5,907
Depreciation and amortization	12,340	12,732
Debt issuance costs amortization	228	192
(Gain) loss on sale of fixed assets	(518)	263
Gain on involuntary sale of fixed asset	(875)	-
Gain on insurance recovery	(534)	-
(Increase) decrease in value of life insurance policies	(91)	15
Deferred income taxes	651	158
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,411)	(4,064)
Inventories	(3,099)	(3,628)
Prepaid expenses and other current assets	2,064	1,981
Other assets	26	237
Accounts payable	(1,625)	95
Accrued expenses	3,514	1,557
Other long-term liabilities	5,552	143
Net cash provided by operating activities - continuing operations	55,783	37,006
Net cash provided by operating activities - discontinued operations	-	241
Net cash provided by operating activities	55,783	37,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,291)	(7,215)
Patents and other intangibles	(103)	(180)
Proceeds from sale of assets	3,422	574
Premiums on life insurance	(475)	(656)
Discontinued operations	-	19,469
Net cash (used in) provided by investing activities	(9,447)	11,992
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(31,762)	(24,088)
Proceeds from debt borrowings	9,000	14,000
Capital lease obligations	(182)	(288)
Stock options exercised	7,012	5,702
Debt issuance costs	(314)	-
Repurchase of common shares	(27,012)	(43,102)
Net cash used in financing activities	(43,258)	(47,776)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,078	1,463
CASH AND CASH EQUIVALENTS, beginning of period	16,030	16,225
CASH AND CASH EQUIVALENTS, end of period	$ 19,108	$ 17,688

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 10,527	$ 7,054
Cash payments for income taxes	$ 10,757	$ 5,337

Non-cash investing and financing activities:
Capital lease additions	$ 18	$ 6
Common stock issued pursuant to share-based compensation arrangements	$ 9,104	$ -

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the nine months ended September 30, 2005 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2005.

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

The Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation," and later SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," to encourage entities to record compensation cost for employee stock-based compensation plans at fair value as determined by generally recognized option pricing models such as the Black-Scholes or the Binomial Model. These standards permit the use of APB Opinion No. 25 to account for stock options, but require pro forma disclosures of the impact on net income and earnings per share of applying the fair value provisions described in SFAS No. 123.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Net income as reported:	$ 7,490	$ 7,305	$ 26,462	$ 3,240
Add: stock-based compensation expense included in reported income, net of tax	3,841	665	5,270	3,762
Less: stock-based compensation expense determined under fair value method, net of tax	(4,250)	(954)	(6,443)	(4,624)
Pro forma net income	$ 7,081	$ 7,016	$ 25,289	$ 2,378
Basic earnings per share:
As reported	$ 0.29	$ 0.28	$ 1.01	$ 0.12
Pro forma	$ 0.27	$ 0.26	$ 0.97	$ 0.09
Diluted earnings per share:
As reported	$ 0.27	$ 0.26	$ 0.95	$ 0.11
Pro forma	$ 0.25	$ 0.25	$ 0.90	$ 0.08

SFAS No. 123R, "Share-Based Payment," revises SFAS No. 123 and supersedes APB Opinion No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. This statement was to become effective as of the beginning of the first interim or annual period that begins after June 15, 2005. However, in April 2005, the U.S. Securities and Exchange Commission ("SEC") issued an extension which allows public companies to defer adoption of SFAS No. 123R until the beginning of their fiscal year that begins after June 15, 2005. We have not adopted SFAS No. 123R as a result of the extension and are currently evaluating the impact that this statement will have on our financial position and results of operations.

Executive Restricted Share Matching Program

The Executive Restricted Share Matching Program (the "ESMP") was implemented in June 2002 to encourage personal investment in our common stock by our executive officers. Under the program, we matched on a one-for-one basis each share that an executive purchased on the open market during a specified period, up to a maximum of 50,000 shares per participant. The ESMP is a variable stock award plan under which we have recorded compensation expense totaling $0.4 million and $1.8 million for the three and nine months ended September 30, 2004, respectively. We issued 132,853 shares awarded under this program which vested on June 1, 2005.

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

We account for the Restricted Gross-Up Shares as a fixed award and will recognize compensation expense of $1.2 million ratably through June 1, 2007. We have recorded compensation expense of $0.2 million related to these restricted shares as of September 30, 2005.

Performance Share Award Program

Under the Performance Share Award Program (the "PSAP"), certain executives were awarded rights to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Rights relating to an aggregate of 120,000 shares ("Tranche 1"), 125,000 shares ("Tranche 2"), 120,000 shares ("Tranche 3") and 120,000 shares ("Tranche 4") were issued with respect to the performance period ending on December 31, 2004, 2005, 2006 and 2007, respectively. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods.

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

Our results of operations for the three and nine months ended September 30, 2005 include compensation expense of $3.7 million relating to PSAP Tranche 2 as management believes it is probable that the performance targets will be attained at year-end. Management does not believe it is probable, at this time, that the performance criteria will be met for Tranche 3 and 4. If management believed that it was probable that the performance criteria for all three outstanding Tranches would be met under these arrangements, we would have recorded an additional $3.2 million of compensation expense as of September 30, 2005, of which $2.2 million would relate to Tranche 3 and $1.0 million would relate to Tranche 4.

For purposes of determining the diluted weighted average shares outstanding at September 30, 2005, we calculated 245,000 contingently issuable shares under the PSAP based on our common stock's performance relative to the performance targets, assuming the shares were issuable as of that date. See Note 3, Earnings Per Share.

Restricted Share Award Program

In 2004, the Options Subcommittee of our Board of Supervisory Directors of Core Lab approved the Restricted Share Award Program (the "RSAP") to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement, in 2004, we granted to key employees contingent rights to receive an aggregate of 130,500 shares of our common stock, of which 127,900 were outstanding at September 30, 2005. This arrangement is a fixed award which will require us to recognize compensation expense over a seven-year vesting period that began on January 1, 2004. However, we may be required to recognize this expense earlier if one of two performance accelerators is satisfied, or if certain other events occur as specified in the related agreements. The measurement period for the first performance accelerator begins on September 1, 2005 and ends on September 1, 2007. If our share price remains above $25.00 on average for a period of 20 consecutive trading days ending within this measurement period, then all of the shares would vest and we would record stock-based compensation expense equal to the unamortized balance of this fixed award. Because our stock price has remained above $25 per share during that 20 day measurement period, all 127,900 shares vested causing us to recognize compensation expense totaling $2.3 million and $2.5 million under this arrangement for the three and nine months ended September 30, 2005, respectively.

In 2005, the Options Subcommittee of our Board of Supervisory Directors approved awards of contingent rights to receive an aggregate of 142,600 shares of our common stock under the RSAP, of which 140,400 were outstanding at September 30, 2005. Similar to the grant discussed previously, this arrangement is a fixed award which will require us to recognize compensation expense totaling $3.8 million over a seven-year vesting period that began on January 1, 2005. This award also contains two performance accelerators, either of which, if satisfied, or if certain other events occur as specified in the related agreements, may require earlier recognition of this expense. We have recorded compensation expense totaling $0.1 million and $0.4 million under this arrangement for the three and nine months ended September 30, 2005, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)

Weighted average basic common shares outstanding	26,103	26,530	26,092	27,102
Effect of dilutive securities:
Stock options (1)	1,540	1,524	1,515	1,390
Contingent shares	245	361	256	361
Restricted stock and other (1)	43	91	83	67
Weighted average diluted common and potential common shares outstanding	27,931	28,506	27,946	28,920

(1) The effect of anti-dilutive shares associated with these securities has been excluded from the diluted weighted average share calculations at September 30, 2005 and 2004. If these shares had been included, the impact would have been a decrease in weighted average shares outstanding of 1 and 6 shares for the three and nine months ended September 30, 2005, respectively and 6 and 44 shares for the three and nine months ended September 30, 2004, respectively.

4. INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
	(Unaudited)
Finished goods	$ 27,759	$ 25,534
Parts and materials	3,444	4,529
Work in progress	909	1,181
Total inventories	32,112	31,244
Less - valuation reserves	2,087	1,818
Inventories, net	$ 30,025	$ 29,426

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations.

5. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the nine months ended September 30, 2005. The composition of goodwill by business segment at September 30, 2005 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2004.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt is summarized in the following table (in thousands):

	September 30,	December 31,
	2005	2004
	(Unaudited)
$75,000 Credit Facility	$ 22,000	$ 35,000
Senior Notes	68,000	75,000
Capital lease obligations	70	234
Other indebtedness	204	2,966
Total debt and capital leases obligations	90,274	113,200
Less - short-term debt included in other indebtedness	4	2,601
Less - current maturities of long-term obligations	165	375
Long-term debt and capital lease obligations, net of current maturities	$ 90,105	$ 110,224

In March 2005, our lenders approved an amendment to our $75.0 million revolving credit facility ("Credit Facility"). This amendment extended the maturity date of the facility from June 26, 2006 to March 24, 2010. It also provides for lower borrowing costs and commitment fees and modified certain debt covenant terms, as defined in the amended agreement. In addition, this amended agreement provides an option to increase the commitment under this Credit Facility to $150.0 million, if certain conditions are met. Available capacity under the Credit Facility was $47.0 million as of September 30, 2005. Our available borrowing capacity was reduced by outstanding letters of credit and performance guarantees and bonds totaling $6.0 million at September 30, 2005 related to certain projects in progress. The Credit Facility requires interest payments to be made based on the interest period selected. At September 30, 2005, the weighted average interest rate of amounts outstanding under the Credit Facility was 4.61%, and the weighted average interest rate for the nine months ended September 30, 2005 under this facility was 4.18%.

In July 1999, we issued $75.0 million in Senior Notes that require annual principal payments of $7.0 million for Series A beginning on July 22, 2005 and continuing through July 22, 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing through July 22, 2011. We have classified the principal payment of approximately $7.0 million due on July 22, 2006 as a long-term obligation at September 30, 2005, as management expects to refinance with borrowings under our Credit Facility. Our Senior Notes bear interest at an average fixed interest rate of 8.16% and require semi-annual interest payments. We paid the initial $7.0 million principal payment under our Series A Senior Notes commitment on July 22, 2005.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and nine months ended September 30, 2005 and 2004, as if the net periodic pension cost had been calculated for each quarter of 2004 consistent with year end presentation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Service cost	$ 166	$ 151	$ 523	$ 453
Interest cost	195	184	613	552
Expected return on plan assets	(221)	(204)	(695)	(612)
Unrecognized pension asset	(21)	(20)	(71)	(60)
Net periodic pension cost	$ 119	$ 111	$ 370	$ 333

During the nine months ended September 30, 2005, we contributed approximately $1.3 million, as determined by the insurance company, to fund the estimated 2005 premiums on investment contracts held by the plan.

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

Segment Analysis

We manage each of our business segments separately to reflect the different services and technologies provided and required by each segment. We use the same accounting policies to account for our business segments as those used to prepare our Consolidated Balance Sheets and Consolidated Statements of Operations. We evaluate the performance of our business segments on the basis of income or loss from continuing operations before income tax, interest and other non-operating income (expense).

Summarized financial information related to our business segments is shown in the following tables (in thousands of dollars):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2005
Revenues from unaffiliated customers	$ 69,189	$ 44,611	$ 6,384	$ -	$ 120,184
Inter-segment revenues	190	(178)	-	(12)	-
Segment income (loss)	9,495	7,642	953	(3,953)	14,137
Total assets	201,128	150,555	15,044	29,313	396,040
Capital expenditures	1,892	1,413	155	231	3,691
Depreciation and amortization	2,294	1,051	120	581	4,046

Three Months Ended September 30, 2004
Revenues from unaffiliated customers	63,649	39,409	5,721	-	108,779
Inter-segment revenues	102	71	25	(198)	-
Segment income (loss)	7,402	5,053	900	11	13,366
Total assets[2]	199,520	148,577	12,889	19,393	380,379
Capital expenditures	2,644	676	25	192	3,537
Depreciation and amortization	2,031	973	158	766	3,928

Nine Months Ended September 30, 2005
Revenues from unaffiliated customers	208,307	127,809	18,404	-	354,520
Inter-segment revenues	428	97	82	(607)	-
Segment income (loss)	24,606	20,929	2,764	(3,969)	44,330
Total assets	201,128	150,555	15,044	29,313	396,040
Capital expenditures	5,369	5,439	432	1,051	12,291
Depreciation and amortization	7,371	2,953	364	1,652	12,340

Nine Months Ended September 30, 2004
Revenues from unaffiliated customers	188,682	106,846	15,799	-	311,327
Inter-segment revenues	840	600	180	(1,620)	-
Segment income (loss)	18,684	13,632	1,999	(2,785)	31,530
Total assets[2]	199,520	148,577	12,889	19,393	380,379
Capital expenditures	5,067	1,563	50	535	7,215
Depreciation and amortization	6,871	2,930	367	2,564	12,732

1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.
2) "Corporate & Other" total assets for 2004 include discontinued operations/assets held for sale of $0.1 million.

9. SHAREHOLDERS' EQUITY

During the three and nine months ended September 30, 2005, we repurchased 360,700 shares of our common stock for $11.2 million, or an average price of $31.01 per share, and 1,001,425 shares of our common stock for $27.0 million, or an average price of $26.97 per share. Included in treasury shares is 12,300 shares valued at $0.4 million, or $32.25 per share and 106,725 shares valued at $2.9 million, or $26.89 per share for the three and nine months ended September 30, 2005, respectively. These shares were acquired pursuant to the terms of an executive compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this arrangement.

For the three and nine months ended September 30, 2005, we issued approximately 264,151 shares and 544,780 shares of our common stock, respectively, associated with stock option exercises and received proceeds of approximately $3.0 million and $7.0 million, respectively.

Our shareholders at the Annual Shareholders' Meeting on April 15, 2005 approved the cancellation of 2,282,441 of our common shares and approved the extension of the authority of the Management Board of the Company to repurchase up to 10% of the outstanding share capital of Core Lab until October 15, 2006. These 2,282,441 treasury shares were cancelled in April 2005 at historical cost, totaling $52.2 million, or $22.85 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock. At September 30, 2005, we had the authority to repurchase 2,061,510 additional shares under our stock repurchase program.

We have recorded deferred compensation totaling $4.4 million as of September 30, 2005 in the equity section of the accompanying Balance Sheet. This amount represents the unamortized expense associated with awards granted under the RSAP, of which $3.4 million relates to an award in 2005, as well as an award granted under the ESMP totaling $1.0 million. See Note 2, Stock-Based Compensation.

During the third quarter, in conformity with FAS 109, we recognized the tax benefit attributable to the additional deductions allowed on our tax returns that exceed those expenses recorded on our books for awards under our stock compensation plans. This tax benefit in the amount of $4.4 million is recorded as a decrease in taxes payable and in increase in Additional Paid in Capital.

10. OTHER (INCOME) EXPENSE

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Minority interest	$ (263)	$ 60	$ (159)	$ 177
(Gain) loss on sale of assets	(614)	95	(518)	263
Equity in (income) loss of affiliates	(25)	(20)	(44)	272
Foreign exchange (gain) loss	(142)	(185)	1,428	392
Interest income	(238)	(27)	(371)	(130)
Gain on involuntary sale of asset	-	-	(875)	-
Gain on insurance recovery	-	-	(534)	-
Other income	(354)	(285)	(605)	(590)
Total other (income) expense, net	$ (1,636)	$ (362)	$(1,678)	$ 384

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
British Pound	$ 53	$ 43	$ 204	$ (87)
Canadian Dollar	(288)	(232)	(79)	(110)
Euro	(38)	(156)	282	(121)
Russian Ruble	(29)	42	181	(83)
Venezuelan Bolivar	32	(77)	399	511
Other currencies	128	195	441	282
Total (gain) loss	$ (142)	$ (185)	$ 1,428	$ 392

In 2003, the British government notified us that it would exercise its right of eminent domain thereby involuntarily acquiring the property of one of our operating facilities. Prior to December 31, 2003, we received an initial payment from the British government for $0.6 million as compensation for this property. In the second quarter of 2005, we negotiated and received an additional settlement which resulted in a $0.9 million gain.

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs resulting in a net gain of $0.5 million. We filed a claim for business interruption costs associated with this fire during the third quarter and expect to settle these claims during the fourth quarter 2005. No impact from the claim for the business interruption has been recorded in the results of operations as of September 30, 2005.

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

Based on the sales price and estimates of fair value, we adjusted the related assets to their estimated fair value in 2004. As a result, we recognized losses at that time for the impairment of goodwill, intangible assets and long-lived assets of approximately $0.4 million and $11.2 million for the three and nine months ended September 30, 2004, respectively. In addition, we recorded a charge to increase the allowance for doubtful accounts of $1.2 million in the first quarter of 2004. These charges have been included in the loss from discontinued operations in the Consolidated Statement of Operations for the three and nine months ended September 30, 2004.

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

SFAS No. 123R, "Share-Based Payment," revises SFAS No. 123 and supersedes APB No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. We have not adopted SFAS No. 123R as a result of the extension and are currently evaluating the impact that this statement will have on our financial position and results of operations.

In September 2005, the FASB also issued Proposed FSP FAS 123R-c which provides a simplified, more practical transition election relating to the calculation of the "APIC pool." The APIC pool is defined as the pool of excess tax benefits available to absorb tax deficiencies occurring after the adoption of SFAS 123R. Under this Proposed FSP, companies can elect to perform simpler computations to derive the beginning balance of the APIC pool as well as the impact on the APIC pool of fully vested and outstanding awards as of the SFAS 123R adoption date. The beginning balance can be computed by taking the sum of all tax benefits incurred prior to the adoption of SFAS 123R from stock-based compensation plans less the tax effected (using a blended statutory rate) pro forma stock-based compensation cost. In addition, increases to the APIC pool for fully vested awards can be calculated by multiplying the tax rate times the tax benefit of the deduction. The calculation of any awards that are partially vested or granted after the SFAS 123R adoption date will not be affected by this Proposed FSP and will be calculated in accordance with SFAS 123R which entails that only the excess tax benefit or deficiency of the tax deduction over the compensation cost recognized should be considered for the APIC pool. Also under the Proposed FSP, all tax benefits recognized on fully vested awards and the excess tax benefits for partially vested and new awards will be reported on the Statement of Cash Flows as a component of financing activities. Companies will have up to one year after adopting SFAS 123R to decide to elect and disclose whether they plan to use the alternative method or the original method prescribed in SFAS 123R. If finalized, the Company will adopt this Proposed Staff Position in conjunction with the adoption of SFAS 123R.

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-2, "Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123R." This FSP provides guidance on the definition and practical application of "grant date" as described in SFAS No. 123R. The grant date is described as the date that the employee and employer have met a mutual understanding of the key terms and conditions of an award. The other elements of the definition of grant date are: 1) the award must be authorized, 2) the employer must be obligated to transfer assets or distribute equity instruments so long as the employee has provided the necessary service and 3) the employee is affected by changes in the company's stock price. To determine the grant date, the Company is allowed to use the date the award is approved in accordance with its corporate governance requirements so long as the three elements described above are met. Furthermore, the recipient cannot negotiate the award's terms and conditions with the employer and the key terms and conditions of the award are communicated to all recipients within a reasonably short time period from the approval date. The Company will adopt this Staff Position in conjunction with the adoption of SFAS 123R.

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

13. COMMITMENTS AND CONTINGENCIES

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. Core Laboratories believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, Core Laboratories cannot provide assurance that the resolution of any particular claim or proceeding to which it or any of its subsidiaries is a party will not have a material adverse effect on its consolidated results of operations or liquidity for the period in which that resolution occurs.

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

Risk Factors

The following discussion contains statements that are not limited to historical facts but reflect our current beliefs, expectations or intentions regarding future events. These future events may be affected by various risks that impact our business. A listing of the most significant risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2004. Risk factors related to our business have not changed materially during the nine months ended September 30, 2005.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows:

	Three Months Ended September 30,				% Change
	2005		2004		2005/2004
REVENUES:	(dollars, in thousands)
Services	$ 90,328	75%	$ 82,959	76%	9%
Product sales	29,856	25%	25,820	24%	16%
Total revenue	120,184	100%	108,779	100%	10%
OPERATING EXPENSES:
Cost of services*	69,737	77%	64,182	77%	9%
Cost of sales*	23,027	77%	21,380	83%	8%
Total cost of services and sales	92,764	77%	85,562	79%	8%
General and administrative expenses	10,873	9%	6,285	6%	73%
Depreciation and amortization	4,046	3%	3,928	4%	3%
Other (income) expense, net	(1,636)	(1%)	(362)	0%	352%
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	14,137	12%	13,366	12%	6%
Interest expense	1,923	2%	2,017	2%	(5%)
Income from continuing operations before income tax expense	12,214	10%	11,349	10%	8%
Income tax expense	4,724	4%	3,115	3%	52%
Income from continuing operations	7,490	6%	8,234	8%	(9%)
Loss from operations of discontinued business, net of tax	-	0%	(929)	(1%)	(100%)
NET INCOME	$ 7,490	6%	$ 7,305	7%	3%

*Percentage based on applicable revenue rather than total revenue

	Nine Months Ended September 30,				% Change
	2005		2004		2005/2004
REVENUES:	(dollars, in thousands)
Services	$272,309	77%	$ 241,526	78%	13%
Product sales	82,211	23%	69,801	22%	18%
Total revenue	354,520	100%	311,327	100%	14%
OPERATING EXPENSES:
Cost of services*	207,780	76%	187,988	78%	11%
Cost of sales*	65,568	80%	56,983	82%	15%
Total cost of services and sales	273,348	77%	244,971	79%	12%
General and administrative expenses	26,180	7%	21,710	7%	21%
Depreciation and amortization	12,340	3%	12,732	4%	(3%)
Other (income) expense, net	(1,678)	0%	384	0%	(537%)
INCOME FROM CONTINUING OPERATIONS BEFORE INTEREST EXPENSE AND INCOME TAX	44,330	13%	31,530	10%	41%
Interest expense	6,034	2%	6,057	2%	0%
Income from continuing operations before income tax expense	38,296	11%	25,473	8%	50%
Income tax expense	11,834	3%	6,992	2%	69%
Income from continuing operations	26,462	7%	18,481	6%	43%
Loss from operations of discontinued business, net of tax	-	0%	(15,241)	(5%)	(100%)
NET INCOME	$ 26,462	7%	$ 3,240	1%	717%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Quarter and Nine Months Ended September 30, 2005 Compared to the Quarter and Nine Months Ended September 30, 2004 (unaudited)

Service Revenues

Service revenues increased to $90.3 million for the third quarter of 2005, up 9% when compared to $83.0 million for the third quarter of 2004. For the nine months ended September 30, 2005, service revenues increased 13% to $272.3 million compared to $241.5 million for the respective period in 2004. These third quarter and year over year increases in revenue were primarily due to increased North American, European, West African and Far Eastern oilfield activities, which created greater demand for the services of all three segments.

Product Sale Revenues

Revenues associated with product sales increased to $29.9 million for the third quarter of 2005, up 16% from $25.8 million for the third quarter of 2004. For the nine months ended September 30, 2005, product sale revenues increased 18% to $82.2 million compared to $69.8 million for the same period in 2004. These increases were primarily the result of increased drilling activity on a global basis, but more particularly for natural gas in the North American markets, all of which resulted in higher demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of service revenue was 77% for the quarter ended September 30, 2005, comparable with the corresponding quarter in 2004. For the nine-month period ending September 30, 2005, cost of services expressed as a percentage of service revenue was 76%, an improvement, as compared to 78% for the same period for 2004. The decline in the cost of services relative to service revenue was primarily as a result of incremental margins earned on higher revenues over our relatively fixed cost structure.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 77% for the quarter ended September 30, 2005 an improvement from the 83% for the same period in 2004. For the nine month period ending September 30, 2005, cost of product sales expressed as a percentage of sales revenue was 80% which was a decrease from 2004 which was 82%. This decrease in cost of sales as a percentage of product sale revenues for 2005 was primarily associated with improved manufacturing efficiencies.

General and Administrative Expenses

General and administrative expenses were $10.9 million for the third quarter of 2005 compared to $6.3 million for the third quarter of 2004. This increase was primarily due to a stock-based compensation charge of $4.5 million in the third quarter of 2005, $3.0 million related to the Performance Share Award Program and $1.5 million related to the Restricted Share Award Program compared to $0.3 million recorded under these programs for the third quarter of 2004. For the nine-month periods ended September 30, 2005 and 2004, general and administrative expenses increased 21% to $26.2 million from $21.7 million primarily from equity-based compensation and higher fees for accounting services. Importantly, as a percentage of revenues, general and administrative expenses remained flat for the nine months ended 2005 and 2004 at 7%.

Depreciation and Amortization Expense

Depreciation and amortization expense of $4.0 million for the third quarter of 2005 increased $0.1 million, or 3%, from $3.9 million for the third quarter of 2004. For the nine-month period ended September 30, 2005, depreciation and amortization expense was $12.3 million, a decrease of $0.4 million compared to the same period in the prior year. The decrease in depreciation expense was due to the general run-off of depreciation expense associated with older assets.

Other (Income) Expense, Net

Other (income) expense, net consisted of the following at September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Minority interest	$ (263)	$ 60	$ (159)	$ 177
(Gain) loss on sale of assets	(614)	95	(518)	263
Equity in (income) loss of affiliates	(25)	(20)	(44)	272
Foreign exchange (gain) loss	(142)	(185)	1,428	392
Interest income	(238)	(27)	(371)	(130)
Gain on involuntary sale of asset	-	-	(875)	-
Gain on insurance recovery	-	-	(534)	-
Other income	(354)	(285)	(605)	(590)
Total other (income) expense, net	$ (1,636)	$ (362)	$(1,678)	$ 384

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
British Pound	$ 53	$ 43	$ 204	$ (87)
Canadian Dollar	(288)	(232)	(79)	(110)
Euro	(38)	(156)	282	(121)
Russian Ruble	(29)	42	181	(83)
Venezuelan Bolivar	32	(77)	399	511
Other currencies	128	195	441	282
Total (gain) loss	$ (142)	$ (185)	$ 1,428	$ 392

In 2003, the British government notified us that it would exercise its right of eminent domain thereby involuntarily acquiring the property of one of our operating facilities. Prior to December 31, 2003, we received an initial payment from the British government for $0.6 million as compensation for this property. In the second quarter of 2005, we negotiated and received an additional settlement which resulted in a $0.9 million gain.

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs resulting in a net gain of $0.5 million. We filed a claim for business interruption costs associated with this fire during the third quarter and expect to settle these claims during the fourth quarter 2005. No impact from the claim for the business interruption has been recorded in the results of operations as of September 30, 2005.

Income Tax Expense

The effective tax rate for the third quarter of 2005 was 38.7% compared to 27.4% for the third quarter of 2004. The year-to-date effective tax rate for the period ended September 30, 2005 was 30.9% compared to 27.4% for the same period in 2004. The change in tax rate this quarter is primarily a result of relatively more earnings in higher tax rate jurisdictions.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results from continuing operations by operating segment for the quarters and nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 69,189	$ 63,649	$ 208,307	$ 188,682
Production Enhancement	44,611	39,409	127,809	106,846
Reservoir Management	6,384	5,721	18,404	15,799
Consolidated	$ 120,184	$ 108,779	$ 354,520	$ 311,327

Income (loss) before interest and taxes:
Reservoir Description	$ 9,495	$ 7,402	$ 24,606	$ 18,684
Production Enhancement	7,642	5,053	20,929	13,632
Reservoir Management	953	900	2,764	1,999
Corporate and Other1	(3,953)	11	(3,969)	(2,785)
Consolidated	$ 14,137	$ 13,366	$ 44,330	$ 31,530

1) "Corporate and Other" represents those items that are not directly related to a particular segment and is primarily composed of $4.5 million and $5.1 million for equity-based compensation for the three and nine months ended September 30, 2005, respectively.

Reservoir Description:

Revenues from the Reservoir Description segment increased $5.6 million, to $69.2 million in the third quarter of 2005, compared to $63.6 million in the third quarter of 2004, as a result of higher activity levels world-wide. For the nine months ended September 30, 2005 revenues increased $19.6 million, to $208.3 million from $188.7 million for the nine months ended September 30, 2004. Increased oilfield activity in North America, West Africa, Middle East and the Far East resulted in greater demand for our reservoir rock analysis as well as our fluid analysis services. Revenues were also positively impacted by increased demand for our fluid characterization services in Europe.

Income before interest and tax expense in the third quarter of 2005 increased by 28% or $2.1 million to $9.5 million compared to $7.4 million for the third quarter of 2004. Income before interest and tax expense for the nine-month period ended September 30, 2005 increased by 32% or $5.9 million to $24.6 million. Operating margins for the quarter and nine months ended September 30, 2005 were 14% and 12%, respectively compared to 12% and 10% for the same periods in 2004, respectively, driven by incremental margins of 38% on higher revenues during the third quarter. Increases in income before interest and tax expense were primarily due to incremental margins earned from higher sales over our relatively fixed cost structure.

Production Enhancement:

Revenues from the Production Enhancement segment increased $5.2 million to $44.6 million in the third quarter of 2005 as compared to $39.4 million in the third quarter in 2004, while revenues increased $21.0 million to $127.8 million for the nine months ended September 30, 2005 as compared to $106.8 million for the same period in 2004. The primary driver of the increases in revenue has been the increase in North American natural gas drilling activity in 2005 relative to 2004. With the increase in drilling activities, demand for our well perforating and completion products and diagnostic services has also increased.

Income before interest and tax expense in the third quarter of 2005 increased by 51% or $2.5 million to $7.6 million from $5.1 million for the third quarter of 2004. Operating margins increased to 17% in the third quarter of 2005 compared to 13% for the same period in 2004. For the nine months ended September 30, 2005, income before interest and tax expense increased to $20.9 million, an increase of 54% over same period in 2004. Included in these results is a gain of $0.5 million associated with insurance recoveries for a fire loss at our manufacturing plant in Godley, Texas. Excluding this gain, income before interest and tax expense would have increased $6.8 million, or 50%, for the nine-month period ended September 30, 2005 compared to the same period in 2004. These margin improvements were primarily due to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraChem™ and our HERO™ perforating charges and gun systems, as well as improved manufacturing efficiencies. Additionally, the demand for the Company's technology in fracture diagnostics continues to increase as drilling activity increases in unconventional reservoirs.

Reservoir Management:

Revenues from the Reservoir Management segment increased $0.7 million, or 12%, in the third quarter of 2005 as compared to the third quarter of 2004. Revenues for the nine-month period ended September 30, 2005 were $18.4 million, an increase of 16% from over $15.8 million from the same period in 2004. The improvement was a result of higher revenue for multi-client reservoir studies in the first nine months of 2005, especially studies pertaining to unconventional gas reservoirs, and increased international demand for our reservoir monitoring systems.

Income before interest and tax expense in the third quarter of 2005 increased slightly to $1.0 million from $0.9 million for the third quarter of 2004. Operating margins decreased to 15% in the third quarter of 2005 compared to 16% for the same period in 2004. For the nine-month period ended September 30, 2005, income before interest and tax expense was $2.8 million with operating margins of 15%, as compared to income before interest and tax expense of $2.0 million and 13% operating margins from the same period in 2004. The increase was primarily due to incremental margins earned from the continued expansion of the multi-client reservoir study sales in the U.S. and expansion of studies being performed off the coast of Africa.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

Cash Flows

The following table summarizes cash flows from continuing operations for the nine months ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,
Continuing Operations	2005	2004
Cash provided by/(used in):	(unaudited)
Operating activities	$ 55,783	$ 37,006
Investing activities	(9,447)	(7,477)
Financing activities	(43,258)	(47,776)
Net change in cash and cash equivalents	$ 3,078	$ (18,247)

The increase in cash flows provided by operating activities was primarily attributable to an increase in  net income and changes in working capital..

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities from continuing operations less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. You should also not consider free cash flow as a measure of liquidity. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the nine-month periods ended September 30, 2005 and 2004 (in thousands):

	Nine Months Ended September 30,
	2005	2004
Free cash flow calculation:	(unaudited)
Net cash provided by operating activities-- continuing operations	$ 55,783	$ 37,006
Less: capital expenditures	12,291	7,215
Free cash flow	$ 43,492	$ 29,791

The increase in free cash flow in 2005 compared to 2004 was due to an increase in cash provided by operating activities, primarily as a result of higher net income, partially offset by an increase in capital expenditures. At September 30, 2005 and December 31, 2004, we had working capital of $89.1 million and $84.2 million, respectively.

The increase in cash flows used in investing activities from continuing operations was primarily due to an incremental increase in capital expenditures in 2005 of $5.1 million, partially offset by proceeds from the sale of fixed assets of $2.8 million, of which $2.0 million related to an involuntary disposal of property due to the exercise of imminent domain rights in the United Kingdom.

The decrease in cash flows used in financing activities related primarily to the number of shares purchased under our common stock repurchase program. In the first nine months of 2005, we repurchased approximately 1.0 million shares for an aggregate price of $27.0 million. For the nine months ended September 30, 2004, we repurchased approximately 2.0 million shares for an aggregate price of $43.1 million. In addition, we received $1.3 million more in proceeds from the exercise of employee stock options for the nine months ended September 30, 2005 compared to the respective period in 2004. These decreases in cash flows used for financing activities were partially offset by an incremental increase of $12.7 million in debt repayments under our long-term revolving credit facility for 2005.

In March 2005, our lenders approved an amendment to our $75.0 million revolving credit facility ("Credit Facility"). This amendment extended the maturity date of the facility from June 26, 2006 to March 24, 2010. It also provides for lower borrowing costs and commitment fees and modified certain debt covenant terms, as defined in the amended agreement. In addition, this amended agreement provides an option to increase the commitment under this Credit Facility to $150.0 million, if certain conditions are met. Available capacity under the Credit Facility was $47.0 million as of September 30, 2005. Our available borrowing capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $6.0 million at September 30, 2005 related to certain projects in progress. The Credit Facility requires interest payments to be made based on the interest period selected. At September 30, 2005, the weighted average interest rate of amounts outstanding under the Credit Facility was 4.61%, and the weighted average interest rate for the nine months ended September 30, 2005 under this facility was 4.18%.

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

The terms of the Credit Facility and Senior Notes require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at September 30, 2005. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under both agreements.

Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We are a Netherlands holding company and substantially all of our operations are conducted through subsidiaries. Consequently, our cash flow depends upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund debt requirements, capital expenditures, working capital, and future acquisitions.

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

At September 30, 2005, we had the authority to repurchase approximately 2,061,510 additional shares under our stock repurchase program.

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

SFAS No. 123R, "Share-Based Payment," revises SFAS No. 123 and supersedes APB No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. The fair value of the award will be remeasured at each reporting date through the settlement date, with changes in fair value recognized as compensation expense of the period. Entities should continue to use an option-pricing model to determine fair value as of the grant date of the stock options. We have not adopted SFAS No. 123R as a result of the extension and are currently evaluating the impact that this statement will have on our financial position and results of operations.

In September 2005, the FASB also issued Proposed FSP FAS 123R-c which provides a simplified, more practical transition election relating to the calculation of the "APIC pool." The APIC pool is defined as the pool of excess tax benefits available to absorb tax deficiencies occurring after the adoption of SFAS 123R. Under this Proposed FSP, companies can elect to perform simpler computations to derive the beginning balance of the APIC pool as well as the impact on the APIC pool of fully vested and outstanding awards as of the SFAS 123R adoption date. The beginning balance can be computed by taking the sum of all tax benefits incurred prior to the adoption of SFAS 123R from stock-based compensation plans less the tax effected (using a blended statutory rate) pro forma stock-based compensation cost. In addition, increases to the APIC pool for fully vested awards can be calculated by multiplying the tax rate times the tax benefit of the deduction. The calculation of any awards that are partially vested or granted after the SFAS 123R adoption date will not be affected by this Proposed FSP and will be calculated in accordance with SFAS 123R which entails that only the excess tax benefit or deficiency of the tax deduction over the compensation cost recognized should be considered for the APIC pool. Also under the Proposed FSP, all tax benefits recognized on fully vested awards and the excess tax benefits for partially vested and new awards will be reported on the Statement of Cash Flows as a component of financing activities. Companies will have up to one year after adopting SFAS 123R to decide to elect and disclose whether they plan to use the alternative method or the original method prescribed in SFAS 123R. If finalized, the Company will adopt this Proposed Staff Position in conjunction with the adoption of SFAS 123R.

In October 2005, the FASB issued FASB Staff Position (FSP) FAS 123R-2, "Practical Accommodation to the Application of Grant Date as defined in FASB Statement No. 123R." This FSP provides guidance on the definition and practical application of "grant date" as described in SFAS No. 123R. The grant date is described as the date that the employee and employer have met a mutual understanding of the key terms and conditions of an award. The other elements of the definition of grant date are: 1) the award must be authorized, 2) the employer must be obligated to transfer assets or distribute equity instruments so long as the employee has provided the necessary service and 3) the employee is affected by changes in the company's stock price. To determine the grant date, the Company is allowed to use the date the award is approved in accordance with its corporate governance requirements so long as the three elements described above are met. Furthermore, the recipient cannot negotiate the award's terms and conditions with the employer and the key terms and conditions of the award are communicated to all recipients within a reasonably short time period from the approval date. The Company will adopt this Staff Position in conjunction with the adoption of SFAS 123R.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. Core Laboratories believes that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, Core Laboratories cannot provide assurance that the resolution of any particular claim or proceeding to which it or any of its subsidiaries is a party will not have a material adverse effect on its consolidated results of operations or liquidity for the period in which that resolution occurs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2005:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE
July 1-31, 2005	72,000	$ 28.64
August 1-31, 2005 (1)	111,300	$ 31.00
September 1-30, 2005	177,400	$ 31.98
Total	360,700	$ 31.01

(1) Contains 12,300 shares valued at $0.4 million, or $32.25 per share, acquired pursuant to the terms of an executive compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this arrangement in August 2005.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Dated:	October 28, 2005	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

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

Date: October 28, 2005	By:	/s/ David M. Demshur
David M. Demshur
Chief Executive Officer

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

Date: October 28, 2005	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Exhibit 32.1

Certification By
David M. Demshur, Chief Executive Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended September 30, 2005, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 28, 2005	/s/ David M. Demshur
Name: David M. Demshur
Title: Chief Executive Officer

Exhibit 32.2

Certification By
Richard L. Bergmark, Chief Financial Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended September 30, 2005, filed by the Company with the Securities and Exchange Commission on the date hereof pursuant to Section 13(a) of the Securities Exchange Act of 1934 (the "Report") fully complies with the requirements of that section.

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 28, 2005	/s/ Richard L. Bergmark
Name: Richard L. Bergmark
Title: Chief Financial Officer