Form 10-K
period 2005-12-31
CORE LABORATORIES N V
filed 2006-02-23
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _X_ No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes __ No _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer _X_ Accelerated filer ___ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

As of June 30, 2005, the number of common shares outstanding was 26,097,353. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $670,082,171.

As of February 22, 2006, the number of common shares outstanding was 25,833,963.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT		Part of 10-K
1.	Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2006 annual meeting of shareholders	PART III

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

International Expansion of Services and Products

Another component of our business strategy is to broaden the spectrum of services and products offered to our clients on a global basis. We intend to continue using our worldwide network of offices to offer many of our new services and products that have been developed internally or obtained through acquisitions. This allows us to enhance our revenues through efficient utilization of our worldwide network.

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 76%, 77% and 79% of our revenues from operations for the years ended December 31, 2005, 2004 and 2003, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales, generated principally in our Production Enhancement segment, accounted for approximately 24%, 23% and 21% of our revenues from operations for the years ended December 31, 2005, 2004 and 2003, respectively.

Our product sales backlog at December 31, 2005 was approximately $8.8 million compared to $8.6 million at December 31, 2004. Sources of raw material are readily available and our sales backlog should be completed in 2006.

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

We analyze samples of reservoir rocks for their porosity, which determines reservoir storage capacity, and for their permeability, which defines the ability of the fluids to flow through the rock. These measurements are used to determine how much oil and gas are present in a reservoir and the rates at which the oil and gas can be produced. We also use our proprietary services and technologies to correlate the reservoir description data to wireline logs and seismic data by determining the different acoustic velocities of reservoir rocks containing water, oil and natural gas. These measurements are used in conjunction with our reservoir management services to develop programs to produce more oil and gas from the reservoir.

Production Enhancement

We produce data to describe a reservoir system that is used to enhance oil and gas production so that it will exceed the average oilfield recovery factor, which is approximately 40%. Two production enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding a reservoir with water, carbon dioxide, nitrogen or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and flooded to maximize oil and gas recovery. Our services and technologies play a key role in the success of both methods.

The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a gel slurry into the reservoir zone at extremely high pressures. This forces fractures to open in the rock and "props" or holds the fractures open so that reservoir fluids can flow to the production wellbore. Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the gel slurry is compatible with the reservoir fluids so that damage does not occur to the porous rock network. Our proprietary and patented ZeroWash™ tracer technology is used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

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

We conduct dynamic flow tests of the reservoir fluids through the reservoir rock, at actual reservoir pressure and temperature, to realistically simulate the actual flooding of a producing zone. We use patented technologies, such as our Saturation Monitoring by the Attenuation of X-rays (SMAX™), to help design the enhanced recovery project. After a field flood is initiated, we are often involved in monitoring the progress of the flood to ensure the maximum amount of incremental production is being achieved through the use of our SpectraFloodTM technology which we developed to optimize sweep efficiency during field floods.

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

We have an experienced Technical Services team to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site assistance. Our patented X-SPAN™ casing patch is supported by the Technical Services operating group and used to seal certain reservoir zones from the producing wellbore.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 56%, 58% and 60% of our revenues from operations during the years ended December 31, 2005, 2004 and 2003, respectively. Some of our revenues in the U.S. are generated by projects on oilfields which are located outside the U.S.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not able to always match our currency exposure. We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our revenues by geographic region for the years ended December 31, 2005, 2004 and 2003:

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

Employees

As of December 31, 2005, we had approximately 4,500 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Web Site Access to Our Periodic SEC Reports

Our primary internet address is http://www.corelab.com. We file or furnish Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K, as well as Current Reports on Form 8-K with the U.S. Securities and Exchange Commission ("SEC"). These reports are available free of charge through our web site as soon as reasonably practicable after they are filed or furnished electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules.

Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

ITEM 1A. RISK FACTORS

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

Future downturns in the oil and gas industry, or in the oilfield services business, may have a material adverse effect on our financial condition or results of operations.

The oil and gas industry is highly cyclical and demand for the majority of our oilfield products and services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our products and services, which include:
-	market prices of oil and gas and expectations about future prices;

-	cost of producing oil and natural gas;

-	the level of drilling and production activity;

-	mergers, consolidations and downsizing among our clients;

-	coordination by OPEC;

-	the impact of commodity prices on the expenditure levels of our clients;

-	financial condition of our client base and their ability to fund capital expenditures;

-	adverse weather conditions;

-	civil unrest in oil producing countries;

-	level of consumption of oil, gas and petrochemicals by consumers; and

-	availability of services and materials for our clients to grow their capital expenditures.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our oilfield products and services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could harm our operating results.

We depend on the results of our international operations, which expose us to risks inherent in doing business abroad.

We conduct our business in over 50 countries; business outside of the United States accounts for approximately 56%, 58% and 60% of our consolidated revenues during the years ended December 31, 2005, 2004 and 2003, respectively. Our operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include:
-	global economic conditions;

-	political actions and requirements of national governments including trade restrictions, embargoes and expropriations of assets;

-	potential adjustments to tax liabilities in multiple jurisdictions;

-	civil unrest;

-	acts of terrorism;

-	fluctuations and changes in currency exchange rates;

-	the impact of inflation; and

-	current conditions in Venezuela, Nigeria, Iran and Iraq.

Historically, economic downturn and political events have resulted in lower demand for our products and services in certain markets. The ongoing conflict in Iraq and the potential for activity from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. The global economy is highly influenced by public confidence in the geopolitical environment and the situation in the Middle East continues to be highly fluid; therefore, we expect to experience heightened international risks.

As a result of the political and financial instability in Venezuela, the Bolivar ("VEB") declined in value relative to other currencies. In February 2003, the Venezuelan government imposed an exchange rate of 1,596 VEB per U.S. dollar ("USD"). In February 2004, the government devalued the VEB by 20% to 1,915 VEB per USD. Effective March 2, 2005, the Venezuelan government devalued the VEB by an additional 12% to 2,147 VEB per USD resulting in a foreign exchange loss of approximately $0.3 million in the first quarter of 2005. At December 31, 2005, our net monetary assets denominated in VEB in Venezuela were $2.1 million. We continue to monitor our operations and financial position in this region.

If we are not able to develop or acquire new products or our products become technologically obsolete, our results of operations may be adversely affected.

The market for our products and services is characterized by changing technology and frequent product introduction. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. While we intend to continue committing substantial financial resources and effort to the development of new products and services, we may not be able to successfully differentiate our products and services from those of our competitors. Our clients may not consider our proposed products and services to be of value to them; or if the proposed products and services are of a competitive nature, our clients may not view them as superior to our competitors' products and services. In addition, we may not be able to adapt to evolving markets and technologies, develop new products, or achieve and maintain technological advantages.

If we are unable to continue developing competitive products in a timely manner in response to changes in technology, our businesses and operating results may be materially and adversely affected. In addition, continuing development of new products inherently carries the risk of inventory obsolescence with respect to our older products.

If we are unable to obtain patents, licenses and other intellectual property rights covering our products and services, our operating results may be adversely affected.

Our success depends in part on our ability to obtain patents, licenses and other intellectual property rights covering our products and services. To that end, we have obtained certain patents and intend to continue to seek patents on some of our inventions and services. While we have patented some of our key technologies, we do not patent all of our proprietary technology, even when regarded as patentable. The process of seeking patent protection can be long and expensive. There can be no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries. Litigation, which could demand financial and management resources, may be necessary to enforce our patents or other intellectual property rights. Also, there can be no assurance that we can obtain licenses or other rights to necessary intellectual property on acceptable terms.

There are risks related to our acquisition strategy. If we are unable to successfully integrate and manage businesses that we have acquired and any businesses acquired in the future, our results of operations and financial condition could be adversely affected.

One of our key business strategies is to acquire technologies, operations and assets that are complementary to our existing businesses. There are financial, operational and legal risks inherent in any acquisition strategy, including:
-	increased financial leverage;

-	increased interest expense; and

-	difficulties involved in combining disparate company cultures and facilities.

The success of any completed acquisition will depend on our ability to integrate effectively the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for recent and pending acquisitions. No assurance can be given that we will be able to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operation.

We are subject to a variety of environmental laws and regulations, which may result in increased costs to our business.

We are subject to a variety of governmental regulations relating to the use, storage, discharge and disposal of chemicals and gases used in our analytical and manufacturing processes. Environmental claims or the failure to comply with present or future environmental laws and regulations could result in the assessment of damages or imposition of fines against us or the suspension or cessation of operations. New regulations could require us to acquire costly equipment or to incur other significant expenses. If we fail to control the use, or adequately restrict the discharge of, hazardous substances, we could be subject to future material liabilities. In addition, public interest in the protection of the environment has increased dramatically in recent years. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

Because we are a Netherlands company, it may be difficult for you to sue our supervisory directors or us and it may not be possible to obtain or enforce judgments against us.

Although we are a Netherlands company, our assets are located in a variety of countries. In addition, not all members of our supervisory board of directors are residents of the same countries as other supervisory directors. As a result, it may not be possible for you to effect service of process within certain countries upon our supervisory directors, or to enforce against our supervisory directors or us judgments of courts of certain countries predicated upon civil liabilities under a country's federal securities laws. Because there is no treaty between certain countries and The Netherlands providing for the reciprocal recognition and enforcement of judgments, some countries' judgments are not automatically enforceable in The Netherlands or in the United States, where the principal market for our shares is located. In addition, there is doubt as to whether a court in one country would impose civil liability on us or on the members of our supervisory board of directors in an original action brought against us or our supervisory directors in a court of competent jurisdiction in another country and predicated solely upon the federal securities laws of that other country.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 1.8 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.3 million square feet of space and own approximately 0.5 million square feet of space. We serve our worldwide clients through five Advanced Technology Centers ("ATCs") that are located in Houston, Texas; Calgary, Canada; Jakarta, Indonesia; Rotterdam, The Netherlands; and Aberdeen, Scotland. The ATCs provide support for our 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment. Our facilities are adequately utilized for current operations. However, expansion into new facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

In May 2005, the United States District Court for the Southern District of Texas dismissed with prejudice the class action lawsuit that had been filed in April 2003 against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002  In connection with the dismissal, no monies were paid to the plaintiff, but the parties agreed to be responsible for their own costs and legal fees.

During the second quarter of 2005, we received a request from the SEC to provide a sworn statement and certain information regarding our participation in the United Nations Oil-for-Food Program. The SEC has issued a formal order of investigation that names more than a dozen companies involved in the Oil-for-Food Program, including Core Laboratories. We have informed the SEC that we do have a subsidiary that had contracts with the United Nations to monitor the quantity of oil sold by the Government of Iraq under the Oil-for-Food Program, but neither we nor our subsidiaries purchased oil under the Oil-for-Food Program or sold any goods destined for Iraq under the Oil-for-Food Program.

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
	High	Low
2005
First Quarter	$ 27.34	$ 21.59
Second Quarter	27.15	23.12
Third Quarter	33.06	26.91
Fourth Quarter	39.25	27.94
2004
First Quarter	$ 21.58	$ 15.86
Second Quarter	24.50	19.80
Third Quarter	24.59	19.83
Fourth Quarter	25.50	21.95

On February 22, 2006, the closing price, as quoted by the NYSE, was $45.60 per share and there were 25,833,963 common shares issued and outstanding held by approximately 220 record holders and approximately 8,200 beneficial holders. These amounts exclude shares held by us as treasury shares.

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

Share Repurchases in the Fourth Quarter of 2005

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2005:
PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE
October 1-31, 2005	341,000	$ 29.86
November 1-30, 2005 (1)	84,590	$ 34.09
December 1-31, 2005 (2)	39,500	$ 33.28
Total	465,090	$ 30.92

(1)   Contains 12,190 shares valued at $0.4 million, or $32.26 per share, acquired pursuant to the terms of a compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of the common shares under this arrangement in November 2005.

(2) Contains 30,000 shares valued at $1.0 million, or $32.26 per share, acquired pursuant to the terms of a compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of the common shares under this arrangement in December 2005.

Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual meeting subsequent to 1995, our shareholders have renewed that authorization. At our annual meeting on April 15, 2005, our shareholders approved a further extension of this authority for an additional 18-month period from the date of the annual meeting until October 15, 2006 and authorized the repurchase of an additional 2,617,435 shares. The number of shares that may yet be purchased under the announced program is 1,594,420 at December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements.

The Consolidated Financial Statements for the fiscal year 2001 were audited by Arthur Andersen LLP ("Andersen"), a firm that ceased operations. A copy of the report previously issued by Andersen on our financial statements as of December 31, 2001 and for each of the three years in the period ended December 31, 2001 has been included in earlier filings on Form 10-K. Such audit report has not been reissued by Andersen.
	Years Ended December 31,
	2005	2004[1]	2003[1]	2002	2001[2]
	(in thousands, except per share and other data)

Financial Statement Data:[3]
Revenues	$ 483,467	$ 427,427	$ 373,167	$ 330,768	$ 337,170
Income from continuing operations	31,717	28,022	20,792	9,594	23,442
Income before cumulative effect of change in
accounting principle	31,211	12,290	18,700	6,478	20,632
Net income (loss)	31,211	12,290	18,700	(9,062)	20,632
Working capital	83,689	84,233	105,079	125,589	139,342
Total assets	394,601	388,797	426,731	421,601	439,500
Long-term debt and capital lease obligations,
including current maturities	88,648	113,200	128,101	89,180	95,627
Shareholders' equity	214,257	190,296	220,412	258,146	275,606
Earnings Per Share Information:
Income from continuing operations:
Basic	$ 1.22	$ 1.04	$ 0.69	$ 0.29	$ 0.71
Diluted	$ 1.13	$ 0.97	$ 0.67	$ 0.29	$ 0.68
Net income (loss):
Basic	$ 1.20	$ 0.46	$ 0.62	$ (0.27)	$ 0.62
Diluted	$ 1.11	$ 0.43	$ 0.60	$ (0.27)	$ 0.60
Weighted average common shares outstanding:
Basic	26,038	26,896	30,209	33,174	33,075
Diluted	28,008	28,761	31,179	33,174	34,272
Other Data:
Current Ratio[4]	2.2:1	2.3:1	2.7:1	3.5:1	4.5:1
Debt to Capitalization Ratio[5]	28%	35%	35%	25%	25%

1) See Note 3 of the Notes to Consolidated Financial Statements for a discussion of acquisitions made in 2004 and 2003.
2) In 2001, we recorded restructuring, write-offs and other charges of $8,725,000.
3 All periods have been restated to reflect discontinued operations sold in 2004. See Note 2 of the Notes to the Consolidated Financial Statements.
4) Current ratio is calculated as follows: current assets divided by current liabilities.
5) Debt to capitalization ratio is calculated as follows: debt divided by the sum of cash, debt and shareholders' equity.

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

In April 2004, we sold our specialized geophysical and seismic-related business, which was previously included as a component of our Reservoir Management business. We recorded a loss of $15.7 million, net of tax, related to this discontinued operation during the year ended December 31, 2004. All comparative information presented for 2003 has been restated to exclude this business line.

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

Commodity prices for natural gas and crude oil rose throughout 2005, as the price of a barrel of crude oil reached record highs. Consequently, activity levels in the oilfield service sector increased during the year. Rig count improved in the U.S. markets throughout the year, and, to a lesser extent, rig count improved outside the United States. The following table summarizes the average worldwide and U.S. rig counts for the years ended December 31, 2005, 2004 and 2003, as well as the spot price of a barrel of West Texas Intermediate crude and an mcf of natural gas at the dates then ended:

Rig Count/Oil and Gas Prices
	As of December 31,
	2005	2004	2003

Worldwide Rig Count[1]	2,993	2,555	2,334
U.S. Rig Count[1]	1,470	1,246	1,114
Crude Oil Price per Barrel (WTI Spot)[2]	$ 59.82	$ 43.36	$ 32.58
Natural Gas Price Spot Average per MCF[2]	$ 9.52	$ 6.15	$ 6.14

1) Baker Hughes Incorporated - World-wide averages
2) Obtained from Lehman Brothers - The Original Oil Service Monthly for 2003 and the U.S. Department of Energy Henry Hub spot price at 12/30/05 & 12/30/04 per the New York Mercantile Exchange

The price of natural gas in 2005 continued to increase throughout the year when compared with the price in 2004 and 2003. These higher prices were attributable to various market factors including a general decline in natural gas production in recent years, evidenced by lower production rates from maturing fields and combined with steeper decline curves from newly discovered fields. General oil and gas market conditions in the United States improved and contributed to general price increases for oil and gas products in 2005. Oil prices per barrel of unrefined crude continued to climb to record levels due to increased demand and concerns over global supply.

Our activity levels continue to increase as oilfield activities by our customers increase. These higher activity levels resulted in increased revenues for us in 2005, primarily for our Reservoir Description and Production Enhancement business segments.

Given these higher revenues, in conjunction with efforts to contain our cost structure, we were able to generate operating income that was 31% greater than the prior year. Our Reservoir Description segment showed improvement in almost all operations, primarily as a result of the spending levels of our clients aimed at characterizing and analyzing reservoirs, crude oil, and derivative products. Operating income from our Production Enhancement segment was up 56% over the prior year as more wells in North America were drilled and stimulated than in the prior year, which provides greater opportunity for our clients to use our products and services. In April 2004, we sold our seismic business, which had become less profitable in recent years, due to increased competition which contributed to lower margins. The results for our Reservoir Management group improved over prior year due primarily to a re-focus of our efforts on integrated solutions for clients.

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

We have established internal earnings targets that are based on current market conditions. Based on discussions with our clients and our view of the industry, we anticipate that in 2006 North American spending by our clients will increase approximately 10%, in line with increases in 2005. We believe that the activity levels outside of North America will increase compared to 2005 levels as we expand our international revenue base through direct product sales and technical services. However, attaining our internal targets is dependent on sustained North American and international oilfield activity.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our share repurchase program from a combination of cash on hand, cash flow from operating activities and available borrowings under our revolving credit facility.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles ("GAAP") in the U.S. and require us to make estimates and assumptions during their preparation which requires judgment. Our accounting policies and procedures are explained in Note 2 to the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2005:

Revenue Recognition

Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are performed or product title is transferred. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Training and consulting service revenues are recognized as the services are performed. We apply the provisions of the Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables" to account for certain contracts with identifiable units of accounting.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific customers and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2005 was $4.5 million compared to $6.1 million at December 31, 2004.

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

Provisions for asset impairment are charged to income when the net book value of the assets, or carrying value, is determined to be unrecoverable and the carrying value exceeds the fair value of the assets, calculated as the present value of estimated future cash flows. The calculation of fair value requires estimates of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.  We did not record impairment charges related to our long-lived assets held for use in continuing operations during the years ended December 31, 2005, 2004 or 2003.

We review our goodwill, the excess of the purchase price over the fair value of net assets acquired in business combinations, at least annually for impairment or more frequently if an event occurs which may indicate impairment during the year. We evaluated assets with indefinite lives, including goodwill and certain intangible assets, for impairment comparing the fair value of our reportable segments to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. Fair value is determined by projecting future cash flows on a discounted basis. If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated. If impairment is indicated, the fair value of the reportable segment would be determined. Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations.

Inventory Valuation Allowances

Our valuation reserve for inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Should these assumptions and judgments not occur, our valuation allowance would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2005 was $2.4 million compared to $1.8 million at December 31, 2004. If we over or underestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated $13.8 million and $14.2 million at December 31, 2005 and 2004, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows.

Stock Options

We apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", which does not require us to recognize compensation costs related to employee stock options which have exercise prices at least equal to the market value of the stock on the date of grant. Accordingly, we have not recognized compensation cost for our stock options issued. We have, however, included option shares in the diluted shares outstanding calculation that is used to determine diluted earnings per share. We are not required to account for our stock-based compensation plans using the fair value recognition provision of SFAS No. 123, "Accounting for Stock-Based Compensation." Accounting for our stock based compensation plans using the fair value recognition provisions of SFAS No. 123 could negatively impact our financial position and results of operations, as it requires that the fair value of stock options issued be estimated using pricing models that have an inherent degree of uncertainty, and that expense be recognized over the vesting period of the related options. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supersedes ABP Opinion No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. We have adopted this statement as of January 1, 2006. As of December 31, 2005, we have no unvested stock options. Accordingly, the adoption of SFAS No. 123R had minimal impact on our financial statements.

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following table summarizes key estimates and assumptions used to prepare our Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003.

Account	Nature of Estimates Required	Assumptions Used
Allowance for doubtful accounts	We evaluate whether client receivables are collectible.	See "Allowance for Doubtful Accounts."
Inventory reserves	We forecast client demand, considering changes in technology which could result in obsolescence.	See "Inventory Valuation Allowances."
Depreciation and amortization	We estimate the useful lives and salvage values of our assets.

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
Stock-based compensation	We evaluate the probability that certain of our stock-based plans will meet targets established within the respective agreements and result in the vesting of such awards.	See "Stock-Based Compensation." Comparisons to either our stock price, a return on our stock price compared to certain stock indices or a return on equity calculation.
Income taxes	We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards).

See "Income Taxes." We examine our historical and projected operating results, review the eligible carry-forward period and tax planning opportunities and consider other relevant information. Changes in tax laws for the jurisdictions in which we operate could significantly impact our estimates.

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

Results of Operations

Results of operations as a percentage of applicable revenues are as follows (dollars in thousands):
	Year Ended						% Change
REVENUES:	2005		2004		2003		2005/2004	2004/2003
Services	$ 367,401	76.0%	$ 329,511	77.1%	$ 294,872	79.0%	11.5%	11.7%
Product Sales	116,066	24.0%	97,916	22.9%	78,295	21.0%	18.5%	25.1%
	483,467	100.0%	427,427	100.0%	373,167	100.0%	13.1%	14.5%
OPERATING EXPENSES:
Cost of services*	277,423	75.5%	256,202	77.8%	230,149	78.1%	8.3%	11.3%
Cost of sales*	90,700	78.1%	80,190	81.9%	65,592	83.8%	13.1%	22.3%
Total cost of services and sales	368,123	76.1%	336,392	78.7%	295,741	79.3%	9.4%	13.7%
General and administrative expenses	37,846	7.8%	28,140	6.6%	22,787	6.1%	34.5%	23.5%
Depreciation and amortization	16,376	3.4%	17,142	4.0%	20,072	5.4%	(4.5)%	(14.6)%
Other expense (income), net	191	-%	(761)	(0.2)%	(1,351)	(0.4)%	(125.1)%	(43.7)%
OPERATING INCOME	60,931	12.6%	46,514	10.9%	35,918	9.6%	31.0%	29.5%
Debt prepayment charge	6,012	1.2%	-	-%	-	-%	100.0%	-%
Interest expense	8,277	1.7%	8,275	1.9%	7,669	2.1%	-%	7.9%
Income before income tax expense	46,642	9.6%	38,239	8.9%	28,249	7.6%	22.0%	35.4%
Income tax expense	14,925	3.1%	10,217	2.4%	7,457	2.0%	46.1%	37.0%
Income from continuing operations	31,717	6.6%	28,022	6.6%	20,792	5.6%	13.2%	34.8%
Discontinued operations	(506)	(0.1)%	(15,732)	(3.7)%	(2,092)	(0.6)%	NM	NM
NET INCOME	$ 31,211	6.5%	$ 12,290	2.9%	$ 18,700	5.0%	154.0%	(34.3)%

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.

Operating Results for the Year Ended December 31, 2005 Compared to the Years Ended December 31, 2004 and 2003

We evaluate our operating results by analyzing revenues, operating income margin (defined as operating income divided by total revenue) and income margin (defined as income from continuing operations divided by total revenue). Since we have a relatively fixed cost structure, increases in revenues generally translate into higher operating income margin and income margin percentages. Results for the years ended December 31, 2005, 2004 and 2003 are summarized in the following chart:

Service Revenues

Service revenues increased to $367.4 million for 2005 from $329.5 million for 2004 and $294.9 million for 2003. These year-over-year increases in service revenues were largely attributable to an overall increase in worldwide oilfield activities and increasing oil and gas commodity prices. The average North American operating rig count increased to 1,838 for 2005 from 1,555 for 2004 and 1,403 for 2003, as derived from published reports from Baker Hughes Incorporated. This overall increase in drilling-related activity and in commodity prices created greater demand for our services. Our revenues increased in 2005 primarily as a result of greater demand across all three business segments from increased oilfield activities in North America, Europe, West Africa and the Far East. For 2004 compared to 2003, our service revenue increases were primarily related to our operations in the United States and Canada, largely attributable to sales of diagnostic services and fluid characterization, in those countries and increased revenues in Europe and South America.

Product Sale Revenues

Product sale revenues increased to $116.1 million for 2005 from $97.9 million for 2004 and $78.3 million for 2003. These incremental improvements in revenue were consistent with the higher revenues we experienced for our services, represent a 19% year-over-year increase for the period ended December 31, 2005, and were largely attributable to the overall increase in North American oilfield activities, principally as a result of an increase in drilling activity for natural gas. As a result, we experienced higher demand for our well completion products.

Cost of Services

Cost of services increased to $277.4 million for 2005 from $256.2 million for 2004 and $230.1 million for 2003. When 2005 is compared to 2004 as a percentage of service revenue, cost of services decreased by two percentage points. This decrease was primarily a result of incremental margins earned on higher revenues over our relatively fixed cost structure. For 2004 compared to 2003, the percentage increases in cost of services were consistent with the percentage increases in service revenues for the respective periods.

Cost of Sales

Cost of sales increased to $90.7 million for 2005 from $80.2 million for 2004 and $65.6 million for 2003. As a percentage of product sale revenues, cost of sales decreased to 78.1% for 2005 compared to 81.9% for 2004 and 83.8% for 2003. The improvement in margin for 2005 compared to 2004 and for 2004 compared to 2003 was largely attributable to efforts in 2004 and 2005 to enhance our manufacturing efficiencies from an increase in sales and improved inventory management.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operating subsidiaries. Our general and administrative expenses increased $9.7 million in 2005 compared to 2004. This increase was primarily associated with stock-based compensation plans relating to our improved performance in 2005, which attributed $5.7 million to the increase, as well as higher accounting fees of $1.0 million related to the implementation of Rule 404 of the Sarbanes-Oxley Act of 2002 and various other elements. General and administrative expenses increased $5.4 million in 2004 compared to 2003, primarily associated with stock-based compensation plans and increased outside services and consulting costs incurred to assist us with documentation and assessment of the adequacy of our internal controls over financial reporting, as required by the Sarbanes-Oxley Act of 2002.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased $0.8 million in 2005 compared to 2004. This decrease in depreciation and amortization expense was primarily due to a general run-off of depreciation expense associated with older assets offset by an increase in capital expenditures in 2005. Depreciation and amortization expense decreased $2.9 million in 2004 compared to 2003. This decline in depreciation and amortization expense was primarily associated with reduced capital expenditures in 2004 compared to 2003, and a general run-off of depreciation expense associated with older assets.

Other Expense (Income), Net

The components of other expense (income), net, were as follows (in thousands):
	Year Ended
	2005	2004	2003

Minority interest	$ (57)	$ 1	$ 482
(Gain) loss on sale of assets	(293)	550	357
Equity in (income) loss of affiliates	(36)	265	(52)
Foreign exchange loss (gain)	1,619	(788)	(410)
Interest income	(402)	(189)	(186)
Gain on involuntary sale of asset	(875)	-	-
Gain on insurance recovery	(334)	-	-
Other	569	(600)	(1,542)
Total other expense (income), net	$ 191	$ (761)	$ (1,351)

In 2003, the British government notified us that it would exercise its right of eminent domain thereby involuntarily acquiring the property of one of our operating facilities. Prior to December 31, 2003, we received an initial payment from the British government for $0.6 million as compensation for this property. In the second quarter of 2005, we negotiated and received a final settlement which resulted in a $0.9 million gain.

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs resulting in a net gain of $0.3 million. We filed a claim for business interruption costs associated with this fire during the third quarter and expect to settle these claims during 2006. No impact from the claim for the business interruption has been recorded in the results of operations as of December 31, 2005.

Debt Prepayment Charge

In December 2005, we repaid our Senior Notes. In connection with the early prepayment, we incurred a prepayment penalty of $6.0 million. See "Credit Facilities and Available Future Liquidity".

Interest Expense

Interest expense remained basically unchanged in 2005 compared to 2004, due to higher borrowing rates under our long-term revolving credit facility, which increased to an average of 4.4% for 2005 compared to an average of 2.95% for 2004, which was offset by a lower outstanding balance. Interest expense increased $0.6 million in 2004 compared to 2003, due to higher borrowing rates under our long-term revolving credit facility, which increased to an average of 2.95% for 2004 compared to an average of 2.81% for 2003.

Income Tax Expense

Income tax expense increased $4.7 million in 2005 compared to 2004. This increase was due to an increase in income before income taxes of $8.5 million coupled with an increase in the effective tax rate for the year. The effective tax rate was 32.0% for 2005, 26.7% for 2004 and 26.4 % for 2003. The change in the tax rate is primarily a result of more earnings in relatively higher tax rate jurisdictions. For 2004, income tax expense increased $2.8 million compared to 2003. This increase was primarily due to an increase in net income before income taxes of $10.0 million.

Discontinued Operations

As a result of the sale of our seismic business in April 2004, we recorded a loss for discontinued operations totaling $15.7 million, net of tax. This loss included charges related to the impairment of goodwill, certain intangible assets and other long-lived assets totaling $11.2 million and a charge of $1.2 million to the provision for doubtful accounts, as well as other working capital adjustments. In 2003, results related to the discontinued operations resulted in a loss of $2.1 million. In 2005, we finalized the terms under the contract for sale of the business through a negotiated payment of $0.5 million, net of taxes.

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.

Segment Revenues
	For the Years Ended December 31,
(dollars in thousands)	2005	% Change	2004	% Change	2003

Reservoir Description	$ 280,979	8.5%	$ 258,864	8.0%	$ 239,646
Production Enhancement	175,894	19.6%	147,119	25.6%	117,153
Reservoir Management	26,594	24.0%	21,444	31.0%	16,368
Total Revenues	$ 483,467	13.1%	$ 427,427	14.5%	$ 373,167

Segment Operating Income (Loss)
	For the Years Ended December 31,
(dollars in thousands)	2005	% Change	2004	% Change	2003

Reservoir Description	$ 37,341	33.9%	$ 27,877	24.5%	$ 22,400
Production Enhancement	30,413	56.2%	19,472	75.1%	11,122
Reservoir Management	4,035	55.9%	2,588	44.5%	1,791
Corporate and other1 2	(10,858)	NM2	(3,423)	NM2	605
Operating Income	$ 60,931	31.0%	$ 46,514	29.5%	$ 35,918

1. "Corporate and other" represents those items that are not directly related to a particular segment. 2. "NM" means not meaningful

Segment Operating Income (Loss) Margins1
	For the Years Ended December 31,
	2005	2004	2003
	Margin	Margin	Margin
Reservoir Description	13.3%	10.8%	9.3%
Production Enhancement	17.3%	13.2%	9.5%
Reservoir Management	15.2%	12.1%	10.9%
Total Company	12.6%	10.9%	9.6%

1. Calculated by dividing "Operating Income (Loss)" by "Revenue".

Reservoir Description

Revenues for our Reservoir Description segment increased by 8.5% in 2005 compared to 2004, and grew 8.0% in 2004 compared to 2003. These revenue increases resulted from increased oilfield activity during recent years. A significant portion of the revenues earned by this business segment are derived from core samples tested and inspection services performed for oil and gas industry clients. We experienced an increase in demand for our reservoir rock analysis as well as our fluid analysis services in North America, West Africa, Middle East and the Far East. Revenues were also positively impacted by increased demand for out fluid characterization services in Europe. For 2004 compared to 2003, we experienced higher revenues in North America, Europe and the Far East, partially offset by a revenue decline in Mexico, where several contracts expired. Revenue growth in North America was primarily attributable to increased demand for our inspection and analysis services by our clients as well as demand for core analysis throughout North America. Revenue increases in Europe and the Far East were primarily due to improved economic conditions in the sectors where our clients operate, which resulted in increased demand for our inspection and analysis services.

Operating income and operating income margin for the Reservoir Description segment increased due to continued growth of higher value-added and higher margin products which resulted in increases in margins throughout the majority of the regions with significant increases in Europe and improvements in operating results in Mexico. For 2004 compared to 2003, operating income increased primarily as a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Increases in North America and Europe more than offset operating income declines in Mexico and certain regions of the former Soviet Union, where we continued to experience margin erosion due to increased competition.

Production Enhancement

Revenues for our Production Enhancement business segment grew 19.6% in 2005 compared to 2004, primarily due to the introduction of new technology and to the increase in North America natural gas drilling activity in 2005 relative to 2004. With the increase in drilling activities, the demand for our well perforating and completion products and diagnostic services has also increased, the primary products and services offered by this segment. Revenues increased by 25.6% in 2004 compared to 2003, primarily due to the introduction of new technology and as a result of increased oilfield activities in North America, resulting in higher demand for our perforating gun systems and hydraulic fracture diagnostic services.

Operating income for this segment increased to $30.4 million in 2005 from $19.5 million in 2004, an increase of 56.2%. The increase in 2005 was due to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraChem™ and our HERO™ perforating charges and gun systems, as well as improved manufacturing efficiencies. Additionally, the demand for the Company's technology in fracture diagnostics continued to increase as drilling activity increased in unconventional reservoirs. The increase in operating income margin to 13.2% in 2004 compared to 9.5% in 2003 was due primarily to manufacturing efficiencies which contributed to incremental margins earned on revenues over our relatively fixed cost structure and a more favorable product mix. The product mix in 2004 was impacted by increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraFlood™, and our HERO™ perforating charge and gun systems.

Reservoir Management

Revenues for our Reservoir Management segment increased by 24.0% in 2005 compared to 2004 and 31.0% in 2004 compared to 2003. The continued increase was due to higher revenue for multi-client reservoir studies, especially studies pertaining to unconventional gas reservoirs, and increased international demand for our reservoir monitoring systems. Significant studies in 2005 were Reservoir Characterization and Production Properties of Gas Shales and Geological, Petrophysical, and Geomechanical Properties of Tight Gas Sands and in 2004 they included A Regional Study of the Reservoir Lithologies from Fields and Basins in Libya, as well as Reservoir Quality, Reservoir Quality Prediction and Seal Rock Evaluation Deep Shelf Gulf of Mexico and several other proprietary studies.

Operating income for this segment increased 55.9% in 2005 compared to 2004 primarily due to incremental margins earned from the continued expansion of the multi-client reservoir study sales in the U.S. and expansion of studies being performed off the coast of Africa. Operating income for this segment increased in 2004 compared to 2003 primarily due to an increase in revenues from our integrated multi-disciplinary studies, and participation of our clients in those projects.

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

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities from continuing operations before the impact of the debt prepayment charge, less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Free Cash Flow Calculation	(unaudited, in thousands)
Net cash provided by operating activities-
continuing operations	$ 74,778	$ 54,499	$ 58,928
Add: debt prepayment charge	6,012	-	-
Less: capital expenditures	(19,095)	(10,888)	(18,377)
Free cash flow	$ 61,695	$ 43,611	$ 40,551

The increase in free cash flow in 2005 compared to 2004 and 2003 was due to an increase in net income adjusted for stock-based compensation, as discussed below. Working capital was $83.7 million and $84.2 million at December 31, 2005 and 2004, respectively.

Cash Flows

The following table summarizes cash flows from continuing operations for the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Continuing Operations	(unaudited, in thousands)
Cash provided by/(used in):
Operating activities	$ 74,778	$ 54,499	$ 58,928
Investing activities	(16,364)	(12,008)	(29,158)
Financing activities	(60,701)	(60,327)	(21,100)
Net change in cash and cash equivalents	$ (2,287)	$ (17,836)	$ 8,670

The increase in cash flow from operating activities in 2005 compared to 2004 was primarily due to an increase in net income adjusted for stock-based compensation, debt refinancing charges, and the increase in long term deferred revenue from the sale of analysis studies. For 2004 compared to 2003, the decrease in cash flows from operations was primarily due to the timing of payments related to accrued expenses, which contributed a larger net cash in-flow in 2003, and the impact of inventory, which required the use of cash in 2004 of $0.9 million compared to a source of operating cash flow in 2003 of $3.4 million, partially offset by an increase in net income from continuing operations.

Cash flow used for investing activities increased $4.4 million in 2005 over 2004 due to an increase in capital expenditures for 2005 offset by no acquisitions being made and a higher level of proceeds received from disposal of property, principally as a result of a settlement we reached with the British government after they exercised their right of eminent domain over one of our locations. Capital expenditures made in 2005 were for replacement of in-place equipment and for additional equipment and instrumentation in growing markets. For 2004, investing activities declined to $12.0 million for 2004 compared to $29.2 million for 2003. This overall decline was due to the use of only $1.8 million for acquisitions in 2004 compared to $10.7 million in 2003, and a $7.5 million decline in capital expenditures. Significant capital expenditures in 2003 included $2.1 million related to an upgrade of our company-wide information system, and new facilities located in Godley, Texas and Amsterdam totaling $4.8 million. Purchase acquisitions in 2003 included the assets of GOEX for approximately $10.7 million.

Cash flow used by financing activities increased in 2005 compared to 2004 and to 2003, as we continued to pay down debt in 2005. Our financing activities reflected a net repayment of debt of $26.8 million in 2005 and $17.1 million in 2004, while 2003 financing activities reflected net borrowings of $36.0 million. In 2005, we used $41.4 million to repurchase 1,468,515 shares of our common stock, while in 2004 we used $51.3 million to repurchase 2,378,500 shares of our common stock and in 2003 we used $58.0 million to repurchase 4,687,050 shares of our common stock. This share repurchase program was approved by our shareholders at our annual meeting in May 2002 and repurchases began on October 10, 2002. Under the program, we were authorized to repurchase up to 10% of our outstanding common shares. This authorization was extended by our shareholders at our annual meetings in May 2003, a special meeting in October 2003, and again in annual meetings in June 2004 and April 2005.

At our April 2005 annual meeting of shareholders, we were authorized to continue our share repurchase program of up to 10% of our outstanding common shares through October 15, 2006. In addition, we were authorized to cancel 2,282,441 of these repurchased shares, with a cost of $52.2 million. Pursuant to this authorization, these shares were cancelled during the second quarter of 2005. During the year ended December 31, 2005, we repurchased 1,468,515 shares of our common stock for an aggregate amount of $41.4 million, or an average price of $28.22 per share. As of February 22, 2006, we had authority to repurchase 1,445,905 additional shares. The repurchase of shares in the open market is at the discretion of management. We regard these treasury shares as a temporary investment which may be used to finance future acquisitions. However, under the Dutch Commercial Code ("DCC"), we can only hold a maximum of 10% of our outstanding shares in treasury. Therefore, it may be necessary to cancel some or all of these shares to remain in compliance with the DCC. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $8.05 per share when the program was announced in 2002 to $37.36 per share on December 31, 2005, an increase of approximately 364%.

In 2004, we recorded a net cash inflow of $17.6 million as a result of our discontinued operations which included $18.2 million of proceeds from the sale of the specialized geophysical and seismic business and cash received from the settlement of a patent infringement lawsuit, partially offset by a use of operating cash flows.

Credit Facilities and Available Future Liquidity

We maintain a revolving credit facility (the "Credit Facility"). In March 2005, we amended this facility extending the maturity date of the facility from June 26, 2006 to March 24, 2010. The amendment also provided for lower borrowing costs and commitment fees and modified certain debt covenant terms, as defined in the amended agreement. In December 2005, we amended this facility to increase the aggregate borrowing commitment under the original credit facility from $75.0 million to $125.0 million, extended the maturity dated from March 24, 2010 to December 20, 2010, and added an option to increase the commitment under the credit facility to $175.0 million, if certain conditions are met.

The Credit Facility bears interest at variable rates from LIBOR plus 0.625% to a maximum of LIBOR plus 1.50%. At December 31, 2005, the weighted average interest rate of amounts outstanding under the Credit Facility was 5.38%. The weighted average interest rate under this facility was 4.40% for the year ended December 31, 2005. The Credit Facility matures in December 2010 and requires interest payments only until maturity. These interest payments are based on the interest period selected. Our outstanding balance under the Credit Facility at December 31, 2005 was $86.0 million and our available borrowing capacity under the Credit Facility at December 31, 2005 was $31.5 million. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $7.5 million at December 31, 2005 related to certain projects in progress.

In July 1999, we issued $75.0 million in senior notes, $35.0 million Series A and $40.0 million Series B ("Senior Notes"), that bear interest at an average fixed rate of 8.16% and require annual principal payments of $7.0 million for Series A that began on July 22, 2005, continuing annually through July 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing annually through July 2011, in addition to semi-annual interest payments. On December 29, 2005, we repurchased all of our outstanding Senior Notes. The Senior Notes were redeemed, in accordance with the Note and Guarantee Agreement dated July 22, 1999, for face value plus accrued and unpaid interest and a make-whole premium as prescribed in the Senior Note agreement. Such redemption was completed on December 29, 2005 and was funded utilizing a combination of excess cash and borrowings under the Credit Facility. The total cash paid in connection with the repurchase was $76.4 million of which $68.0 million related to the principal amount of the Senior Notes, $2.4 million related to the accrued interest and $6.0 million for a make-whole premium which is included in "Debt Prepayment Charge" in the accompanying Consolidated Statements of Operations.

The terms of the Credit Facility require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreement. All of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

We have unsecured letters of credit, performance guarantees and bonds totaling $1.5 million at December 31, 2005.

In addition to our repayment commitments under our credit facilities, we have capital lease obligations related to the purchase of equipment, and non-cancelable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements:
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
	(unaudited, in thousands)
Contractual Obligations:
Long-term debt	$ 88,612	$ 2,512	$ 100	$ 86,000	$ -
Capital leases	36	32	4	-	-
Operating leases	28,419	5,562	7,308	4,608	10,941
Pension and other (a)	2,250	1,750	500	-	-
Total contractual obligations	$ 119,317	$ 9,856	$ 7,912	$ 90,608	$ 10,941

(a) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2005.

We had tax net operating loss carry-forwards in various tax jurisdictions of approximately $63.1 million at December 31, 2005. If unused, those carry-forwards which are subject to expiration may expire during the years 2006 through 2025. For 2005, $3.7 million of operating loss carry-forwards which carried a full valuation allowance, expired unused. Although we cannot assure that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2005.

We expect our investment in capital expenditures to be approximately $18.0 million in 2006. In addition, we plan to continue to repurchase our common shares on the open market through our stock repurchase program. Our ability to continue this repurchase program depends on, among other things, market conditions and our ability to generate free cash flow.

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supersedes ABP Opinion No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. We have adopted this new standard effective January 1, 2006 using the modified-prospective transition method. As of December 31, 2005, all outstanding stock options have been fully vested. Upon adoption, this statement had minimal impact on our financial position and results of operations. Results from prior periods have not been restated.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This pronouncement amends previous guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, shipping and handling costs and spoilage, and generally requires that those items be recognized as current period charges. In addition, this pronouncement requires that fixed production overhead allocations to conversion costs be based on the normal capacity of the production facilities. This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and will be applied prospectively. Upon adoption on January 1, 2006, this statement had minimal impact on our financial position and results of operations.

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

Interest Rate Risk

We are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2005, our variable rate debt outstanding of $86.0 million approximated its fair value. A one percent change in the interest rate would result in a change of approximately $0.9 million in interest expense on an annual basis.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.) Foreign exchange gains and losses are the result of fluctuations in the U.S. Dollar against foreign currencies and are included in other expense (income) in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	Year Ended
Losses (gains) by currency	2005	2004	2003

British Pound	$ 269	$ (88)	$ 57
Canadian Dollar	(147)	(457)	(1,065)
Euro	279	96	161
Russian Ruble	236	(370)	(187)
Venezuelan Bolivar	399	580	148
Other currencies	583	(549)	476
Total losses (gains)	$ 1,619	$ (788)	$ (410)

As a result of the political and financial instability in Venezuela, the Bolivar ("VEB") declined in value relative to other currencies. In February 2003, the Venezuelan government imposed an exchange rate of 1,596 VEB per U.S. dollar ("USD"). In February 2004, the government devalued the VEB by 20% to 1,915 VEB per USD. Effective March 2, 2005, the Venezuelan government devalued the VEB by an additional 12% to 2,147 VEB per USD resulting in a foreign exchange loss of approximately $0.3 million in the first quarter of 2005. At December 31, 2005, our net monetary assets denominated in VEB in Venezuela were $2.1 million. We continue to monitor our operations and financial position in this region.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective to provide reasonable assurance that the information required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our management conducted an evaluation of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Part III (Items 10 through 14) will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2005.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. The following reports, financial statements and schedules are filed herewith on the pages indicated:

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Account

(b) Exhibits

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

Form S-3, October 31, 1997 (File No. 333-392655)

10.5	-	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.6	-	Core Laboratories Supplemental Executive Retirement Plan for John D. Denson effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.9	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.10	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.11	-	Second Amendment to Core Laboratories N.V. 1995 Non-employee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.12	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David Michael Demshur dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.13	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard Lucas Bergmark dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.14	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John David Denson dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.15	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty Lee Davis dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.16	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and David Demshur dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.17	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Richard Bergmark dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.18	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and John Denson dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.19	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Monty Davis dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.20	-	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as Amended and Restated Effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.21	-	Amendment to Core Laboratories Supplement Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.22	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and David Demshur[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.23	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.24	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.25	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and John D. Denson[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.26	-	Summary of Director Compensation	Filed Herewith

10.27	-	Form of Restricted Share Award Program Agreement	Form 8-K, September 9, 2004 (File No. 001-14273)

10.28	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Form 8-K, September 9, 2004 (File No. 001-14273)

10.29	-	Form of Performance Share Award Restricted Share Agreement (Restated)	Form 8-K, September 9, 2004 (File No. 001-14273)

10.30	-

Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of March 24, 2005

Form 10-Q, May 4, 2005 (File No. 001-14273)

10.31	-	Form of Restricted Share Award Program Agreement	Form 10-Q, May 4, 2005 (File No. 001-14273)

10.32	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Form 10-Q, May 4, 2005 (File No. 001-14273)

10.33	-

First Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of December 20, 2005

Form 8-K, December 23, 2005 (File No. 001-14273)

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
CORE LABORATORIES N.V.
By: Core Laboratories International B.V.

Date: February 23, 2006	By:	/s/ JAN WILLEM SODDERLAND
Jan Willem Sodderland
Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 23rd day of February 2006.
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
Alexander Vriesendorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

We have completed integrated audits of Core Laboratories N.V.'s 2005 and 2004 Consolidated Financial Statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 Consolidated Financial Statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries (the "Company") at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Houston, Texas

February 22, 2006

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(In thousands, except share and per share data)
	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13,743	$ 16,030
Accounts receivable, net of allowance for doubtful accounts of $4,526 and
$6,064 at 2005 and 2004, respectively	99,129	95,449
Inventories, net	29,104	29,426
Prepaid expenses and other current assets	11,269	10,739
TOTAL CURRENT ASSETS	153,245	151,644

PROPERTY, PLANT AND EQUIPMENT, net	81,342	79,622
INTANGIBLES, net	6,720	7,057
GOODWILL	132,618	132,615
DEFERRED TAX ASSET	11,452	7,650
OTHER ASSETS	9,224	10,209
TOTAL ASSETS	$ 394,601	$ 388,797

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,544	$ 2,976
Accounts payable	32,557	28,632
Accrued payroll and related costs	17,371	20,085
Taxes other than payroll and income	5,660	4,111
Unearned revenues	3,233	2,632
Accrued interest	186	2,835
Current liabilities of discontinued operations	800	297
Other accrued expenses	7,205	5,843
TOTAL CURRENT LIABILITIES	69,556	67,411

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	86,104	110,224
DEFERRED COMPENSATION	7,585	6,268
OTHER LONG-TERM LIABILITIES	16,034	13,529
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,065	1,069
SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized, 26,797,354 issued and
25,774,339 outstanding at 2005 and 28,038,787 issued and 26,201,846 outstanding at 2004	474	484
Additional paid-in capital	103,832	123,332
Deferred compensation	(940)	(2,486)
Retained earnings	141,448	110,237
Treasury shares (at cost), 1,023,015 at 2005 and 1,836,941 at 2004	(30,557)	(41,271)
TOTAL SHAREHOLDERS' EQUITY	214,257	190,296
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 394,601	$ 388,797

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except per share data)
	2005	2004	2003
REVENUES:
Services	$ 367,401	$ 329,511	$ 294,872
Sales	116,066	97,916	78,295
	483,467	427,427	373,167
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	277,423	256,202	230,149
Cost of sales, exclusive of depreciation shown below	90,700	80,190	65,592
General and administrative expenses	37,846	28,140	22,787
Depreciation	15,938	16,800	19,796
Amortization	438	342	276
Other expense (income), net	191	(761)	(1,351)
OPERATING INCOME	60,931	46,514	35,918
Debt prepayment charge	6,012	-	-
Interest expense	8,277	8,275	7,669
Income before income tax expense	46,642	38,239	28,249
Income tax expense	14,925	10,217	7,457
Income from continuing operations	31,717	28,022	20,792
Loss from discontinued operations (net of tax benefit of $285, $111 and $538
in 2005, 2004 and 2003, respectively)	(506)	(15,732)	(2,092)
NET INCOME	$ 31,211	$ 12,290	$ 18,700
EARNINGS PER SHARE INFORMATION:

Basic earnings per share before loss from discontinued operations	$ 1.22	$ 1.04	$ 0.69
Loss from discontinued operations	(0.02)	(0.58)	(0.07)
Basic earnings per share	$ 1.20	$ 0.46	$ 0.62

Diluted earnings per share before loss from discontinued operations	$ 1.13	$ 0.97	$ 0.67
Loss from discontinued operations	(0.02)	(0.54)	(0.07)
Diluted earnings per share	$ 1.11	$ 0.43	$ 0.60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	26,038	26,896	30,209
Diluted	28,008	28,761	31,179

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share data)

	Common Shares		Additional			Treasury Stock		Total
	Number of	Par	Paid-In	Deferred	Retained	Number of		Shareholders'
	Shares	Value	Capital	Compensation	Earnings	Shares	Amount	Equity
BALANCE, January 1, 2003	33,275,910	$ 546	$ 187,364	$ -	$ 79,247	860,400	$ (9,011)	$ 258,146
Stock options exercised	154,560	2	1,532	-	-	-	-	1,534
Repurchases of common shares	-	-	-	-	-	4,687,050	(57,968)	(57,968)
Cancellation of common shares	(3,330,892)	(39)	(36,349)	-	-	(3,330,892)	36,388	-
Net income	-	-	-	-	18,700	-	-	18,700
BALANCE, December 31, 2003	30,099,578	509	152,547	-	97,947	2,216,558	(30,591)	220,412
Stock options exercised, net of capital taxes	697,326	9	8,478	-	-	-	-	8,487
Stock-based compensation	-	-	2,900	(2,900)	-	-	-	-
Amortization of deferred compensation	-	-	-	414	-	-	-	414
Repurchases of common shares	-	-	-	-	-	2,378,500	(51,307)	(51,307)
Cancellation of common shares	(2,758,117)	(34)	(40,593)	-	-	(2,758,117)	40,627	-
Net income	-	-	-	-	12,290	-	-	12,290
BALANCE, December 31, 2004	28,038,787	484	123,332	(2,486)	110,237	1,836,941	(41,271)	190,296
Stock options exercised, net of capital taxes	655,255	8	8,207	-	-	-	-	8,215
Stock-based awards issued	385,753	5	9,235	-	-	-	-	9,240
Stock-based compensation	-	-	11,300	(3,740)	-	-	-	7,560
Amortization of deferred compensation	-	-	-	5,286	-	-	-	5,286
Tax benefit of stock options exercised	-	-	3,895	-	-	-	-	3,895
Repurchases of common shares	-	-	-	-	-	1,468,515	(41,446)	(41,446)
Cancellation of common shares	(2,282,441)	(23)	(52,137)	-	-	(2,282,441)	52,160	-
Net income	-	-	-	-	31,211	-	-	31,211
BALANCE, December 31, 2005	26,797,354	$ 474	$ 103,832	$ (940)	$ 141,448	1,023,015	$ (30,557)	$ 214,257

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 31,211	$ 12,290	$ 18,700
Loss from discontinued operations, net of tax	506	15,732	2,092
Income from continuing operations	31,717	28,022	20,792
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	789	(441)	1,355
Provision for inventory obsolescence	3,255	2,887	2,263
Equity in (earnings) loss of affiliates	(36)	265	(52)
Minority interest	(57)	1	482
Stock-based compensation	15,683	5,535	3,178
Depreciation and amortization	16,376	17,142	20,072
Debt issuance costs amortization and finance charges	685	255	168
(Gain) loss on sale of fixed assets	(293)	550	357
Gain on the sale of investment held at cost	-	(82)	-
Gain on the involuntary sale of fixed assets	(875)	-	-
Gain on insurance recovery	(334)	-	-
Increase in value of life insurance policies	(282)	(301)	(611)
Deferred income taxes	81	(2,739)	(860)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,331)	(5,804)	(5,034)
Inventories	(2,988)	(904)	3,428
Prepaid expenses and other current assets	1,889	2,709	3,710
Other assets	2,199	(687)	(29)
Accounts payable	3,926	3,142	4,314
Accrued expenses	4,550	3,844	6,870
Other long-term liabilities	3,824	1,105	(1,475)
Net cash provided by operating activities - continuing operations	74,778	54,499	58,928
Net cash (used in) provided by operating activities - discontinued operations	-	(303)	923
Net cash provided by operating activities	74,778	54,196	59,851
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,095)	(10,888)	(18,377)
Patents and other intangibles	(103)	(209)	(199)
Acquisitions, net of cash acquired	-	(1,782)	(10,733)
Proceeds from sale of investment held at cost	-	328	-
Proceeds from sale of assets	3,930	1,342	607
Premiums on life insurance	(1,096)	(799)	(456)
Discontinued operations	-	17,944	(6,968)
Net cash (used in) provided by investing activities	(16,364)	5,936	(36,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(108,766)	(32,108)	(8,996)
Proceeds from debt borrowings	82,000	14,962	45,000
Capital lease obligations	(216)	(361)	(148)
Stock options exercised	8,215	8,487	1,534
Debt refinancing costs	(488)	-	(522)
Repurchase of common shares	(41,446)	(51,307)	(57,968)
Discontinued operations	-	-	(815)
Net cash used in financing activities	(60,701)	(60,327)	(21,915)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,287)	(195)	1,810
CASH AND CASH EQUIVALENTS, beginning of year	16,030	16,225	14,415
CASH AND CASH EQUIVALENTS, end of year	$ 13,743	$ 16,030	$ 16,225

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 9,927	$ 7,576	$ 7,210
Cash payments for income taxes	$ 15,898	$ 11,540	$ 8,903

Non-cash investing and financing activities:
Capital lease additions	$ 18	$ 5	$ 678
Insurance premium financed	$ 2,412	$ 2,601	$ 2,588
Common stock issued related to compensation plans	$ 9,240	$ -	$ -

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Our business units have been aggregated into three complementary segments which provide products and services for improving reservoir performance and increasing oil and gas recovery from new and existing fields: (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management. For a description of product types and services offered by these business segments, see Note 15, Segment Reporting.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Core Laboratories and its subsidiaries and have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America ("U.S."). All inter-company transactions and balances have been eliminated in consolidation. The equity method of accounting is used to record our interest in investments in which we have less than a majority interest and do not exercise significant control. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise significant control. We record minority interest associated with consolidated subsidiaries that are less than 100% owned. In addition, we consolidate an entity over which we have significant influence, but we have no stock ownership. We are considered the primary beneficiary of this entity, but our exposure is limited to our investment, which was insignificant at December 31, 2005.

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

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2005, 2004 and 2003, there were no items of other comprehensive income except net income.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less. These items are carried at cost, which approximates market value. For the years ended December 31, 2005, 2004 and 2003, cash equivalents included time deposits and money market investment accounts.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenues for the years ended December 31, 2005, 2004 and 2003. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific customers and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $4.5 million and $6.1 million at December 31, 2005 and 2004, respectively.

Inventories

Inventories consist of manufactured goods, materials and supplies used for sales or services to clients. Inventories are stated at the lower of average cost or estimated net realizable value, and are reflected net of valuation reserves. Inventory costs are recorded at standard cost which approximates the first-in, first-out method.

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

Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in operations. We incurred and expensed approximately $3.6 million, $3.4 million and $3.3 million in repair and maintenance costs for the years ended December 31, 2005, 2004 and 2003, respectively.

We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. We evaluate our property, plant and equipment for impairment if a triggering event occurs which may indicate that an impairment is probable. Under these circumstances, we compare the sum of the estimated future cash flows related to the asset group, on an undiscounted basis, and an estimate of realizable value to the carrying value of the assets. If impairment is still indicated, we compare the fair value of the assets, determined using discounted cash flows over the remaining useful life of the asset, to the carrying amount, and recognize an impairment loss for the amount by which the fair value exceeds the carrying value. The determination of fair value requires the estimation of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.  We recorded no impairment charges related to property, plant and equipment held for use in continuing operations during the years ended December 31, 2005, 2004 and 2003.

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

Other Assets

Other assets consisted of the following (in thousands):
	2005	2004

Cash surrender value of life insurance	$ 4,773	$ 4,005
Pension asset	1,928	1,202
Investments	1,141	1,107
Debt issuance costs	524	720
Other	858	3,175
Total other assets	$ 9,224	$ 10,209

Cash surrender value of life insurance and the pension asset relate to postretirement benefit plans. See Note 10, Pensions and Other Postretirement Benefit Plans. Investments include our investments in unconsolidated affiliates, accounted for under the equity method, and investments held at cost. The operations of these entities are in-line with those of our core businesses. These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities.

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

Revenue Recognition

Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are provided or product title is transferred. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Training and consulting service revenues are recognized as the services are performed. We apply the provisions of the Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables" to account for certain contracts with identifiable units of accounting.

We recognize sales of perpetual software licenses, net of deferred maintenance fees, as revenue once the criteria of Statement of Position 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" are successfully met. We primarily license our software products under perpetual licenses. Client support agreements are recorded as unearned revenues and recognized as revenue ratably over the contract period, generally one year.

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Additionally, certain significant operations transact contractual business denominated in the USD. Accordingly, foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation and amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2005, we incurred a net remeasurement loss of approximately $1.6 million, while for the years ended December 31, 2004 and 2003 we incurred a net remeasurement gain of approximately $0.8 million and $0.4 million, respectively. These amounts were included in Other Expense (Income), net in the accompanying Consolidated Statements of Operations.

Pensions and Other Postretirement Benefits

We maintain a defined benefit pension plan for substantially all of our Dutch employees. We account for this plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions" and SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment to FASB Statements No. 87, 88, and 106." As required by these pronouncements, we recognize net periodic pension costs associated with this plan in income from current operations and recognize a prepaid pension asset or liability if our projected benefit obligation is less than or greater than the fair value of the related plan assets. The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates. Actual results could differ from those estimates. See Note 10, Pensions and Other Postretirement Benefit Plans. Furthermore, we sponsor several defined contribution plans for the benefit of our employees. We expense these contributions in the period the contribution is made.

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

The following table provides these pro forma disclosures as if we had accounted for our stock-based compensation plans using the fair value recognition provision of SFAS 123 (in thousands, except per share data.):
Year Ended December 31,
	2005	2004	2003
Net income:
As reported	$ 31,211	$ 12,290	$ 18,700
Add: stock-based compensation expense included in reported income, net of tax	10,665	4,056	595
Less: stock-based compensation expense determined under fair value method, net of tax	12,404	5,239	3,133
Pro forma	$ 29,472	$ 11,107	$ 16,162
Basic earnings per share:
As reported	$ 1.20	$ 0.46	$ 0.62
Pro forma	$ 1.13	$ 0.41	$ 0.54
Diluted earnings per share:
As reported	$ 1.11	$ 0.43	$ 0.60
Pro forma	$ 1.05	$ 0.39	$ 0.52

Weighted average fair value of options granted	$ 16.96	$ 15.56	$ 8.85

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
	New Option Grants
	2005	2004	2003

Risk free interest rate	4.6%	4.0%	3.7%
Expected volatility	55.2%	56.6%	58.0%
Expected lives (in years)	9.18	9.12	6.60

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supersedes APB No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. We have adopted this statement as of January 1, 2006. See Note 17, Recent Accounting Pronouncements.

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

	For the Year Ended December 31,
	2005	2004	2003
Weighted average basic common shares outstanding	26,038	26,896	30,209
Effect of dilutive securities:
Stock options	1,573	1,438	795
Contingent shares	353	348	175
Restricted stock and other	44	79	-
Weighted average diluted common and potential common shares outstanding	28,008	28,761	31,179

We exclude the effect of anti-dilutive shares associated with these securities from the calculation of the diluted weighted average shares. If these shares had been included, the impact would have been a decrease in diluted weighted average shares outstanding of 4,315 shares, 33,693 shares and 1.7 million shares for the years ended December 31, 2005, 2004 and 2003, respectively.

Discontinued Operations

We account for discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In April 2004, we sold our specialized geophysical and seismic-related assets and business. Based on the sale price and estimates of fair value, we adjusted the related assets to their estimated fair value in 2004 and recognized impairment charges related to the sale. Historical results for discontinued operations were adjusted to eliminate corporate allocations and inter-company transactions. Our results of operations for 2003 represent the audited financial statements restated for these discontinued operations. See Note 16, Discontinued Operations.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income for the years ended December 31, 2005, 2004 and 2003.

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

2003 Acquisitions

On April 30, 2003, we acquired substantially all of the assets of GOEX, a privately held perforating charge manufacturer located in Texas, from Ensign-Bickford Company for approximately $10.7 million in cash consideration. The assets acquired consisted of certain machinery, inventory and receivables and exclusive oilfield rights to market and sell detonation cord manufactured by the parent company of GOEX and have been included in the Production Enhancement business segment since the date of the acquisition. The transaction resulted in an increase in goodwill of approximately $4.1 million.

The allocation of the purchase price and a reconciliation of the cash used in 2003 for purchases are as follows (in thousands):
Fair Value of Assets and Liabilities:	GOEX	Other	Total
Accounts receivable	$ 4,596	$ -	$ 4,596
Inventory	1,328	7	1,335
PP&E	192	57	249
Intangible Assets	638	238	876
Goodwill	4,074	388	4,462
Accrued liabilities	(145)	(20)	(165)
Debt	-	(620)	(620)
Net purchase price	$ 10,683	$ 50	$ 10,733

4. INVENTORIES

Inventories consisted of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Finished goods	$ 22,896	$ 21,699
Parts and materials	7,381	8,364
Work in progress	1,183	1,181
Total inventories	31,460	31,244
Less - valuation reserves	2,356	1,818
Inventories, net	$ 29,104	$ 29,426

We include freight costs incurred for shipping inventory to our clients in the Cost of Sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows at December 31, 2005 and 2004 (in thousands):
	2005	2004

Land	$ 5,905	$ 6,002
Building and leasehold improvements	56,537	54,511
Machinery and equipment	118,062	109,296
Total property, plant and equipment	180,504	169,809
Less - accumulated depreciation and amortization	99,162	90,187
Property, plant and equipment, net	$ 81,342	$ 79,622

Our property, plant and equipment amounts include assets held under capital lease arrangements which totaled $0.1 million and $0.3 million at December 31, 2005 and 2004, respectively. Amortization of these capital lease amounts was $0.2 million, $0.2 million and $0.2 million for each of the years ended December 31, 2005, 2004 and 2003, respectively, and has been included in depreciation expense on the accompanying Statements of Operations.

6. INTANGIBLES

The components of intangibles as of December 31, 2005 and 2004 are as follows (in thousands):

		2005		2004
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	3-20	$ 1,514	$ 427	$ 1,562	$ 372
Acquired patents and trademarks	10	2,337	1,508	2,310	1,391
Agreements not to compete	3-7	810	257	810	119
Acquired trade names	30	392	33	392	27
Acquired trade names	Indefinite	3,892	-	3,892	-
Total intangibles		$ 8,945	$ 2,225	$ 8,966	$ 1,909

Our estimated amortization expense related to these intangibles for the next five years is summarized in the following table (in thousands):

December 31, 2006	$ 397
December 31, 2007	$ 353
December 31, 2008	$ 315
December 31, 2009	$ 302
December 31, 2010	$ 302

Certain intangibles, primarily related to trade names, are deemed to have an indefinite life and are not amortized. These intangibles are included in an impairment analysis performed at least annually.

7. GOODWILL

The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2005, 2004 and 2003 were as follows (in thousands):
	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2002	$ 64,562	$ 60,309	$ 2,845	$ 127,716
Goodwill acquired during the year	388	4,074	-	4,462
Balance at December 31, 2003	64,950	64,383	2,845	132,178
Goodwill acquired during the year	-	437	-	437
Balance at December 31, 2004	64,950	64,820	2,845	132,615
Other	-	3	-	3
Balance at December 31, 2005	$ 64,950	$ 64,823	$ 2,845	$ 132,618

We test goodwill for impairment at least annually or more frequently if circumstances indicate a potential impairment. For purposes of this test, we compare the fair value of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. Fair value is determined by determining the present value of projecting future cash flows discounted at our cost of capital rate. If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated. If impairment is indicated, the fair value of the reportable segment would be determined, much like a purchase price allocation under the purchase accounting method prescribed in SFAS No. 141, "Business Combinations." Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified. We performed this impairment testing at December 31, 2005. No impairment was indicated, and therefore, no impairment has been recorded in 2005 related to continuing operations. See Note 16, Discontinued Operations.

The increase in goodwill for the years ended December 31, 2005 and 2004 was related to the acquisition of certain assets of Authentix, Inc., as discussed at Note 3, Acquisitions.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at December 31, 2005 and 2004 is summarized in the following table (in thousands):

	2005	2004

Credit Facility	$ 86,000	$ 35,000
Senior notes	-	75,000
Capital lease obligations	36	234
Other indebtedness	2,612	2,966
Total debt and capital lease obligations	88,648	113,200
Less - short-term debt included in other indebtedness	2,412	2,601
Less - current maturities of long-term debt and capital lease obligations	132	375
Long-term debt and capital lease obligations, net	$ 86,104	$ 110,224

We maintain a revolving credit facility (the "Credit Facility"). In March 2005, we amended this facility extending the maturity date of the facility from June 26, 2006 to March 24, 2010. The amendment also provided for lower borrowing costs and commitment fees and modified certain debt covenant terms, as defined in the amended agreement. In December 2005 we amended this facility increasing the aggregate borrowing commitment under the original credit facility from $75.0 million to $125.0 million, extended the maturity dated from March 24, 2010 to December 20, 2010, and added an option to increase the commitment under the credit facility to $175.0 million, if certain conditions are met.

The Credit Facility bears interest at variable rates from LIBOR plus 0.625% to a maximum of LIBOR plus 1.50%. At December 31, 2005, the weighted average interest rate of amounts outstanding under the Credit Facility was 5.38%. The weighted average interest rate under this facility was 4.40% for the year ended December 31, 2005. The Credit Facility matures in December 2010 and requires interest payments only until maturity. These interest payments are based on the interest period selected. Our available borrowing capacity under the Credit Facility at December 31, 2005 was approximately $31.5 million. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $7.5 million at December 31, 2005 related to certain projects in progress.

In July 1999, we issued $75.0 million in senior notes, $35.0 million Series A and $40.0 million Series B ("Senior Notes"), that bear an average fixed rate of 8.16% and require annual principal payments of $7.0 million for Series A that began on July 22, 2005, continuing annually through July 2009, and $8.0 million for Series B beginning on July 22, 2007 and continuing annually through July 2011, in addition to semi-annual interest payments. On December 29, 2005, we repurchased all of our outstanding Senior Notes. The Senior Notes were redeemed, in accordance with the Note and Guarantee Agreement dated July 22, 1999, for face value plus accrued and unpaid interest and a make-whole premium as prescribed in the Senior Note agreement. Such redemption was completed on December 29, 2005 and was funded utilizing a combination of excess cash and borrowings under the Credit Facility. The total cash paid in connection with the repurchase was $76.4 million of which $68.0 million related to the principal amount of the Senior Notes, $2.4 million related to the accrued interest and $6.0 million for a make-whole premium which is included in "Debt Prepayment Charge" in the accompanying Consolidated Statements of Operations.

The terms of the Credit Facility require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. All of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

We have unsecured letters of credit, performance guarantees and bonds totaling $1.5 million at December 31, 2005.

Other indebtedness includes approximately $2.4 million of debt incurred relating to the financing of our corporate insurance.

Scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):
2006	$ 2,544
2007	104
2008	-
2009	-
2010	86,000
Thereafter	-
Total long-term debt and capital lease obligations	$ 88,648

9. INCOME TAXES

The components of income before income tax expense for 2005, 2004 and 2003 are as follows (in thousands):
	2005	2004	2003

United States	$ 9,802	$ 5,258	$ (661)
Other countries	36,840	32,981	28,910
Operating income before income tax expense	$ 46,642	$ 38,239	$ 28,249

The components of income tax expense for 2005, 2004 and 2003 are as follows (in thousands):
	2005	2004	2003
Current:
United States	$ (100)	$ (183)	$ 561
Other countries	12,717	11,248	7,214
State and provincial	2,227	1,891	542
Total current	14,844	12,956	8,317
Deferred:
United States	4,486	204	324
Other countries	(4,259)	(2,998)	(1,487)
State and provincial	(146)	55	303
Total deferred	81	(2,739)	(860)
Income tax expense from continuing operations	$ 14,925	$ 10,217	$ 7,457

The difference between income tax expense computed using The Netherlands statutory income tax rate of 31.5% in 2005 and 34.5% in 2004 and 2003 and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2005, 2004 and 2003 are as follows (in thousands):
	2005	2004	2003

Tax at The Netherlands income tax rate	$ 14,692	$ 13,193	$ 9,746
International earnings taxed at rates lower than The Netherlands statutory rate	(5,598)	(7,056)	(6,145)
Extraterritorial income exclusion benefit	(193)	(197)	-
Non-deductible expenses	2,787	2,562	3,246
Change in valuation allowance	1,156	(231)	(235)
State and provincial taxes	2,081	1,946	845
Income tax expense from continuing operations	$ 14,925	$ 10,217	$ 7,457

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2005 and 2004 are summarized as follows (in thousands):
	2005	2004
Deferred tax assets:
Net operating loss carry-forwards	$ 22,578	$ 21,317
Tax credit carry-forwards	5,988	5,988
Accounts receivable	436	424
Other	1,896	1,875
Total deferred tax assets	30,898	29,604
Valuation allowance	(13,806)	(14,220)
Net deferred tax asset	17,092	15,384
Deferred tax liabilities:
Intangibles	(1,440)	(1,334)
Property, plant and equipment	(1,733)	(2,485)
Other	(2,031)	(3,491)
Total deferred tax liabilities	(5,204)	(7,310)
Net deferred income taxes	$ 11,888	$ 8,074

Current deferred tax assets	$ 436	$ 424
Long-term deferred tax assets	11,452	7,650
Total deferred tax assets	$ 11,888	$ 8,074

At December 31, 2005, we had net operating loss carry-forwards for income tax purposes in various tax jurisdictions of approximately $60.2 million. Of those carry-forwards that are subject to expiration, they will expire, if unused, over the years 2006 through 2025. During 2005, $3.7 million of the operating loss carry-forwards which carried a full valuation allowance, expired. We anticipate that taxable income in future years will allow us to fully utilize the carry-forwards that have not had a valuation allowance provided against them. We provide a valuation allowance due to the likelihood of not utilizing the net operating loss carry-forwards in certain tax jurisdictions. The change in valuation allowance from 2004 to 2005 is attributable to an increase in current year losses in those tax jurisdictions of $1.1 million and a decrease of $1.5 million related to the losses that expired. Other deferred tax asset and liabilities are provided for revenues and expenses that may be recognized by the various tax jurisdictions in periods that differ from when recognized for financial reporting purposes. The 2005 and 2004 accounts receivable deferred tax asset balance is classified as other current assets in the accompanying Consolidated Balance Sheets. During 2005, the deferred tax asset was increased by $3.9 million, with an offset to additional paid-in capital, relating to the tax benefit received on the exercise and sale of certain employee stock options.

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

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the year ended December 31, 2005 and 2004 (in thousands):
	2005	2004
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$ 19,456	$ 16,893
Service cost	684	603
Interest cost	803	734
Benefits paid	(444)	(259)
Actuarial loss, net	3,283	117
Unrealized (gain) loss on foreign exchange	(2,597)	1,368
Projected benefit obligation at end of year	$ 21,185	$ 19,456

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$ 20,195	$ 16,893
Actual gain on plan assets	660	580
Employer contributions	1,506	1,539
Benefits paid	(444)	(259)
Unrealized (loss) gain on foreign exchange	(2,734)	1,442
Fair value of plan assets at end of year	$ 19,183	$ 20,195

Pension Asset Recognized:
Funded status of the plan - (under) over funded	$ (2,002)	$ 739
Unrecognized net actuarial loss	3,930	463
Long-term pension asset	$ 1,928	$ 1,202

Accumulated Benefit Obligation	$ 18,010	$ 17,189

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2005 and 2004:
	2005	2004
Weighted average assumed discount rate	4.00%	4.50%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2005 was decreased from 4.50% to 4.00%. The decrease in the discount rate was consistent with a general decline in long-term interest rates in The Netherlands during 2005. This change in discount rates resulted in an unrecognized actuarial loss as of December 31, 2005 and 2004.

The components of net periodic pension cost under this plan for the years ended December 31, 2005 and 2004 included:

	2005	2004
Service cost	$ 684	$ 603
Interest cost	803	734
Expected return on plan assets	(909)	(814)
Unrecognized pension asset	(82)	(81)
Net periodic pension cost	$ 496	$ 442

This net periodic pension cost was calculated using the following assumptions:
	2005	2004
Weighted average assumed discount rate	4.50%	4.75%
Expected long-term rate of return on plan assets	4.50%	4.75%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2005 and 2004 consisted of insurance contracts with returns comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the expected returns on these contracts. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2006 minimum funding requirements are expected to be approximately $1.5 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan. Expected benefit payments under this plan for the next five years are as follows (in thousands):
Year Ended December 31,	Amount
2006	$ 306
2007	$ 362
2008	$ 404
2009	$ 447
2010	$ 484
Succeeding five years	$ 4,244

Defined Contribution Plans

We maintain four defined contribution plans (the "Plans") for the benefit of eligible employees in the United States, Canada and the United Kingdom. In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Plans. For the years ended December 31, 2005, 2004 and 2003, we expensed approximately $2.5 million, $2.4 million and $1.8 million respectively, for our matching and discretionary contributions to the Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key officers and an outside director. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2005, 2004 and 2003 was approximately $0.6 million, $0.5 million and $1.4 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the 401(k) Plan, due to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the deferred compensation plan were $0.1 million, $0.1 million and $0.1 million of the years ended December 31, 2005, 2004 and 2003, respectively. These employer contributions vest ratably over a period of five years.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant's termination of employment to the extent they are not vested at that time.

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

In May 2005, the United States District Court for the Southern District of Texas dismissed with prejudice the class action lawsuit that had been filed in April 2003 against us and certain of our officers in the United States District Court for the Southern District of New York, alleging, among other things, that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making false and misleading statements about the Company's financial results for 2001 and 2002  In connection with the dismissal, no monies were paid to the plaintiff, but the parties agreed to be responsible for their own costs and legal fees.

During the second quarter of 2005, we received a request from the SEC to provide a sworn statement and certain information regarding our participation in the United Nations Oil-for-Food Program. The SEC has issued a formal order of investigation that names more than a dozen companies involved in the Oil-for-Food Program, including Core Laboratories. We have informed the SEC that we do have a subsidiary that had contracts with the United Nations to monitor the quantity of oil sold by the Government of Iraq under the Oil-for-Food Program, but neither we nor our subsidiaries purchased oil under the Oil-for-Food Program or sold any goods destined for Iraq under the Oil-for-Food Program.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2005, consist of the following (in thousands):
2006	$ 5,562
2007	4,100
2008	3,208
2009	2,593
2010	2,015
Thereafter	10,941
Total commitments	$ 28,419

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $7.6 million, $7.8 million and $7.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

12. CAPITAL STOCK

Treasury Shares

On October 10, 2002, we activated a share repurchase program approved by shareholders at our annual meeting in May 2002. The program has continued to be extended at our annual meeting authorizing the purchase of up to 10% of our outstanding shares and is extended through October 15, 2006. The cancellation of shares has also been approved by shareholders at prior shareholder meetings. The repurchase of shares in the open market is at the discretion of management. From the activation of the share repurchase program through December 31, 2005, we have repurchased 9,394,465 shares for an aggregate purchase price of approximately $159.7 million, or an average price of $17.00 per share and have cancelled 8,371,450 shares at a cost of $129.2 million. We are incorporated in The Netherlands and under the Dutch Commercial Code, a corporation can hold a maximum of 10% of their outstanding shares in treasury. At December 31, 2005, we had the authority to repurchase 1,594,420 additional shares under our stock repurchase program. Subsequent to year end through February 22, 2006, we have repurchased approximately 148,515 shares at a total cost of approximately $6.6 million, of which 42,015 shares at a total cost of approximately $1.8 million related to the issuance of shares related to Tranche 2 of the Performance Share Award Program.

13. STOCK-BASED COMPENSATION

We have granted stock options and restricted stock awards under two stock option plans: the 1995 Long-term Incentive Plan (the "Plan") and the 1995 Non-employee Director Stock Option Plan (the "Non-employee Director Plan").

1995 Long-term Incentive Plan

The Plan, as amended, provided for a maximum of 5,400,000 common shares to be granted to eligible employees. Awards under this plan are provided to encourage stock ownership by corporate and divisional management, as we believe that widespread common share ownership by key employees is an important means of encouraging superior performance and retaining employees. Stock options which have been granted under this plan have historically been granted at market value on the date of grant, are exercisable for a period of 10 years and vest in equal installments over four years. Common share options were, and restricted stock award grants are, considered annually based on competitive multiples of base salary. Senior executives typically have a higher multiple and, as such, have a greater portion of their total compensation linked to our long-term success. In determining the appropriate grant multiples, we target the market median among publicly held oilfield service companies of similar size. At December 31, 2005, approximately 100,000 shares were available for future issuance under the Plan.

In addition to stock options, the Plan also provides for the following three compensation programs: (1) the Executive Restricted Share Matching Program ("ESMP"), (2) the Performance Share Award Program ("PSAP") and (3) the Restricted Share Award Program ("RSAP").

Executive Restricted Share Matching Program:

The ESMP was implemented in June 2002 to encourage personal investment in our common stock by our executive officers. Under the program, we matched on a one-for-one basis each share that an executive purchased on the open market or held in his deferred compensation, 401(k) or other retirement account as of June 1, 2002, up to a maximum of 50,000 shares per participant. The ESMP is a variable stock award plan under which we have recorded compensation expense totaling $(0.1) million, $2.2 million and $0.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

In accordance with the program, the 132,853 shares previously issued to the participants became vested on June 1, 2005 and we recorded common stock and additional paid-in-capital totaling $3.4 million. In addition, on June 1, 2005, 48,425 shares of common stock were surrendered by the participants in order to settle any personal tax liabilities which may result from the award. These shares were valued at $1.2 million, or $25.54 per share, and were surrendered by the participants, and have been included as treasury shares at cost. Pursuant to the ESMP, on June 1, 2005, we issued an additional 76,200 restricted shares (the "Restricted Gross-Up Shares") in the aggregate to the participants to reimburse them for tax liabilities resulting from the vesting of the original grant of 132,853 restricted shares under the ESMP and their eventual vesting in the Restricted Gross-Up Shares. In order to vest in the Restricted Gross-Up Shares, a participant generally must remain in our employment until June 1, 2007, and maintain continuous ownership until such date of (a) the equivalent number of shares the participant initially purchased in order to receive the original restricted matching share award plus (b) a number of the shares received in the restricted matching share award (which number of shares is generally equal to all of the shares included in the restricted matching share award less a percentage of such shares surrendered by the participant to pay applicable taxes upon their vesting). A participant may become vested in some or all of the Restricted Gross-Up Shares prior to June 1, 2007, in the event of a change in control or the termination of the participant's employment by reason of death, disability, an involuntary termination without cause, or after attainting the age of 60 and completing 10 years of employment with us. We account for the Restricted Gross-Up Shares as a variable award and have recorded compensation expense of $0.8 million related to these restricted shares as of December 31, 2005.

For diluted weighted average shares outstanding at December 31, 2005, we calculated 44,459 contingently issuable shares under the Restricted Gross-Up Shares, assuming the shares were fully vested as of the date of issuance.

Performance Share Award Program:

Under the Performance Share Award Program, certain executives were awarded rights to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Rights relating to an aggregate of 125,000 shares ("Tranche 1"), 125,000 shares ("Tranche 2"), 120,000 shares ("Tranche 3") and 120,000 shares ("Tranche 4") were issued with respect to the performance periods ending on December 31, 2004, 2005, 2006 and 2007, respectively. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods.

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

The performance targets for Tranche 3 are similar to those for Tranches 1 and 2 for rights relating to 60,000 shares. Rights related to an additional 60,000 shares granted under Tranche 3 will be eligible to vest if our calculated return on equity ("ROE), as defined in the PSAP, equals or exceeds a pre-determined target return on equity of 18%. Pursuant to the agreement, return on equity is calculated by dividing earnings before interest and income tax from continuing operations for the performance period by ending shareholders' equity for the performance period. Unless there is a change in control, none of these 60,000 shares will be issued if our return on equity does not equal or exceed 12% for the three-year performance period ending December 31, 2006. If our return on equity for the performance period equals 12%, then 20% of the shares will be issued, and if our return on equity equals or exceeds 18%, then 100% of the shares will be issued. If our return on equity for the performance period is greater than 12% but less than 18%, then the number of shares to be issued would be interpolated based on the terms of the agreement. If a change in control occurs prior to the last day of the performance period and while the executive officer is employed by us, then all of the executive officer's performance shares will vest as of the date of the change in control.

The performance target for Tranche 4, for which the performance period began on January 1, 2005 and ends on December 31, 2007, is based on a calculated ROE similar to the terms for Tranche 3 discussed above, except that the pre-determined target ROE is 24%. Unless there is a change in control, none of these 120,000 shares will be issued if the ROE for Core Laboratories is less than 20% for the three-year performance period. If our ROE for the performance period equals 20%, then 50% of the shares will be issued, and if our ROE for the performance period equals or exceeds 24%, then 100% of the shares will be issued. If our ROE for the performance period is greater than 20% but less than 24%, then the number of shares to be issued would be interpolated based on the terms of the agreement.

In February 2005, the Options Subcommittee of our Board of Supervisory Directors determined that the performance target criteria had been met related to an aggregate of 125,000 shares under Tranche 1. We issued these 125,000 common shares on February 28, 2005, and recorded common stock and additional paid in capital totaling $3.3 million, of which $2.9 million was recognized as compensation expense in 2004 and $0.4 million was recognized in 2005 related to the change in the fair value of the shares between December 31, 2004 and the date of issuance. Simultaneously, we repurchased 48,000 of these common shares from the participants at the closing market price on that day to settle personal tax liabilities which may result from the issuance of these shares, as permitted by the agreement. We recorded these repurchased shares as treasury stock with an aggregate cost of $1.3 million, at $26.89 per share.

In January 2006, the Options Subcommittee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to an aggregate of 125,000 shares under Tranche 2. We issued these 125,000 common shares on January 17, 2006, and recorded common stock and additional paid in capital totaling $5.4 million, of which $4.7 million was recognized as compensation expense in 2005 and $0.7 million was recognized in 2006 relating to the change in the fair value of the shares between December 31, 2005 and the date of issuance. Simultaneously, we repurchased 42,015 of these common shares from the participants at the closing market price on that day to settle personal tax liabilities which may result from the issuance of these shares, as permitted by the agreement. We recorded these repurchased shares as treasury stock with an aggregate cost of $1.8 million, at $42.98 per share.

We included $3.0 million and $1.5 million of compensation expense in our results of operations based on our December 31, 2005 stock price for the year ended December 31, 2005 related to Tranche 3 and Tranche 4 of the PSAP, respectively, as management believes it is probable that the performance requirements related to these shares will be met.

For diluted weighted average shares outstanding at December 31, 2005, we calculated 259,561 contingently issuable shares under the PSAP based on our common stock's performance relative to the OSX and our ROE, assuming the shares were fully vested as of that date. These contingently issuable shares include 125,000 shares related to Tranche 2, for which the performance period has ended as of December 31, 2005, but shares were not yet issued. According to the terms of the PSAP, these shares are not considered vested until the Options Subcommittee of our Board of Supervisory Directors verifies in writing that the performance targets were met. Therefore, these shares are not considered issued for purposes of calculating basic earnings per share at December 31, 2005.

Restricted Share Award Program:

In 2004, the Options Subcommittee of our Board of Supervisory Directors approved the Restricted Share Award Program (the "RSAP") to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement, in 2004, we granted to key employees contingent rights to receive an aggregate of 130,500 shares of our common stock. This arrangement was a fixed award which required us to recognize compensation expense over a seven-year vesting period that began on January 1, 2004. The award contained a performance accelerator, whereby, if our average closing stock price was equal to or above $25 per share over a period of 20 consecutive trading days which ended within the measurement period, which began on the 21st trading day after September 1, 2005 and was to end on September 1, 2007, then all of the shares would vest and we would record stock-based compensation expense equal to the unamortized balance of this fixed award. Because our average closing stock price attained the $25 per share level and triggered the acceleration event within the measurement period, all 127,900 shares that were outstanding on that date vested causing us to recognize compensation expense totaling $2.5 million under this arrangement for the year ended December 31, 2005.

In 2005, the Options Subcommittee of our Board of Supervisory Directors approved awards of 142,600 restricted shares of our common stock under the RSAP at a grant date fair value of $26.80, of which 139,400 were outstanding at December 31, 2005. Similar to the grant discussed previously, this arrangement is a fixed award which will require us to recognize compensation expense totaling $3.8 million over a seven-year vesting period that began on January 1, 2005. This award also contains two performance accelerators either of which, if satisfied, or if certain other events occur as specified in the related agreements, may require earlier recognition of this expense. The first performance accelerator requires that our average closing stock price attain a level equal to or above $28 per share over a period of 20 consecutive trading days ending within the period beginning on the 21st trading day after April 1, 2006 and ending on April 1, 2008. The second performance accelerator requires the average closing stock price to attain a level equal to or above $32 per share over a period of 20 consecutive trading days ending within the period beginning on the last trading day after April 1, 2008 and ending April 1, 2010. We have recorded compensation expense totaling $2.8 million under this arrangement for the year ended December 31, 2005 as management believes it is probable that the first performance accelerator related to these shares will be met.

1995 Non-employee Director Stock Option Plan

The 1995 Non-employee Director Stock Option Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares initially available for award under this plan was limited to 100,000 common shares. The plan was amended and restated effective May 1997 and May 2000 to authorize an additional 600,000 common shares for grant. Under this plan, each non-employee director is generally granted an option to acquire 1,000 common shares on the date such individual first becomes an eligible director. In addition, an option to acquire 10,000 common shares will be granted to each non-employee Supervisory Director (20,000 common shares if such non-employee Supervisory Director is the Chairman) each year generally on the first date in the calendar year set by the Supervisory Board for the issuance of stock options to more than 10 employees under our 1995 Long-Term Incentive Plan, as amended. Only non-employee Supervisory Directors are eligible for these options grants, under which options are exercisable for a period of up to 10 years and vest on the first anniversary of the date of grant. Options under this plan are granted at market value on the date of grant.

As of December 31, 2005, approximately 168,000 shares were available for issuance under the 1995 Non-employee Director Stock Option Plan.

The following table presents the change in outstanding stock options issued under the 1995 Long-term Incentive Plan and the 1995 Non-employee Director Stock Option Plan for the years ended December 31, 2005, 2004 and 2003.
	Shares	Range of Exercise Prices	Weighted Average Exercise Price
Balance as of December 31, 2002	3,853,925	$ 0.01 - 61.19	$ 13.67
Options granted	646,000	8.84 - 11.15	8.85
Options exercised	(154,560)	0.96 - 14.00	9.93
Options canceled	(255,449)	9.50 - 19.38	15.26
Balance as of December 31, 2003	4,089,916	0.01 - 61.19	12.97
Options granted	71,000	23.00	23.00
Options exercised	(697,326)	0.01 - 22.56	12.22
Options canceled	(110,426)	7.09 - 61.19	13.92
Balance as of December 31, 2004	3,353,164	0.01 - 61.19	12.94
Options granted	71,000	25.00	25.00
Options exercised	(655,255)	1.50 - 19.52	12.83
Options canceled	(5,750)	8.84 - 23.00	15.63
Balance as of December 31, 2005	2,763,159	$ 0.01 - 61.19	$ 13.41

The following table summarizes stock options outstanding and exercisable as of December 31, 2005 by exercise price range:
	Options Outstanding			Options Exercisable
	Shares	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Range of Exercise Prices:
$0.01	41,465	3.3	$ 0.01	41,465	$ 0.01
$7.09 to $12.13	1,306,755	5.3	9.36	1,306,755	9.36
$13.06 to $17.57	724,038	4.5	15.01	724,038	15.01
$18.38 to $23.00	606,624	4.0	19.53	606,624	19.53
$25.00 to $26.00	84,000	8.6	25.10	84,000	25.10
$61.19	277	1.9	61.19	277	61.19
	2,763,159	4.9	$ 13.41	2,763,159	$ 13.41

In November 2005, the Options Subcommittee of our Board of Supervisory Directors approved, effective December 31, 2005, a modification of all unvested options, whereby, all unvested options then outstanding became fully vested. Prior to the modification, there were 322,072 stock options that were unvested, which represented less than 12% of the total stock options that were outstanding. The options were vested in anticipation of the adoption of SFAS No. 123R as the Option Subcommittee determined that the administrative costs of applying the provisions of SFAS No. 123R to the few remaining unvested options far exceeded the benefit of allowing these options to vest as originally scheduled under the plans. As a result of the modification, we determined that the increase in the intrinsic value of the unvested options over the original grant price was approximately $7.9 million. We have recorded, at December 31, 2005, an amount approximating $0.1 million, which represents management's estimate of those employees that would receive a benefit by leaving the Company with fully vested options prior to the original vesting date of the option grant. Should the actual rate of employees leaving the Company with such a benefit differ from management's initial estimate at December 31, 2005, an adjustment to expense will be recorded as the difference between the actual benefit rate and the initial benefit estimate.

14. OTHER EXPENSE (INCOME)

The components of other expense (income), net, are as follows (in thousands):
	Year Ended
	2005	2004	2003

Minority interest	$ (57)	$ 1	$ 482
(Gain) loss on sale of assets	(293)	550	357
Equity in (income) loss of affiliates	(36)	265	(52)
Foreign exchange loss (gain)	1,619	(788)	(410)
Interest income	(402)	(189)	(186)
Gain on involuntary sale of asset	(875)	-	-
Gain on insurance recovery	(334)	-	-
Other	569	(600)	(1,542)
Total other expense (income), net	$ 191	$ (761)	$ (1,351)

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

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs resulting in a net gain of $0.3 million. We filed a claim for business interruption costs associated with this fire during the third quarter and expect to settle these claims during 2006. No impact from the claim for the business interruption has been recorded in the results of operations as of December 31, 2005.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.) Foreign exchange gains and losses are the result of fluctuations in the U.S. Dollar against foreign currencies and are included in other expense (income) in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency; as well as countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	Year Ended
Losses (gains) by currency	2005	2004	2003

British Pound	$ 269	$ (88)	$ 57
Canadian Dollar	(147)	(457)	(1,065)
Euro	279	96	161
Russian Ruble	236	(370)	(187)
Venezuelan Bolivar	399	580	148
Other currencies	583	(549)	476
Total losses (gains)	$ 1,619	$ (788)	$ (410)

In February 2003, the Venezuelan government imposed an exchange rate of 1,596 Bolivar ("VEB") per USD. In February 2004, the government devalued the VEB by 20% to 1,915 VEB per USD. Effective March 2, 2005, the Venezuelan government devalued the VEB by an additional 12% to 2,147 VEB per USD. At December 31, 2005, our net monetary assets denominated in VEB in Venezuela were $2.1 million.

15. SEGMENT REPORTING

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
	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
DECEMBER 31, 2005
Revenues from unaffiliated customers	$ 280,979	$ 175,894	$ 26,594	$ -	$ 483,467
Inter-segment revenues	1,946	308	95	(2,349)	-
Segment income (loss)	37,341	30,413	4,035	(10,858)	60,931
Total assets	202,447	151,015	13,145	27,994	394,601
Capital expenditures	9,649	7,559	472	1,415	19,095
Depreciation and amortization	9,606	4,195	474	2,101	16,376

DECEMBER 31, 2004
Revenues from unaffiliated customers	$ 258,864	$ 147,119	$ 21,444	$ -	$ 427,427
Inter-segment revenues	1,161	778	180	(2,119)	-
Segment income (loss)	27,877	19,472	2,588	(3,423)	46,514
Total assets	201,960	150,386	12,918	23,533	388,797
Capital expenditures	8,010	2,210	135	533	10,888
Depreciation and amortization	9,036	3,769	497	3,840	17,142

DECEMBER 31, 2003
Revenues from unaffiliated customers	$ 239,646	$ 117,153	$ 16,368	$ -	$ 373,167
Inter-segment revenues	655	419	594	(1,668)	-
Segment income	22,400	11,122	1,791	605	35,918
Total assets	200,047	147,871	13,020	65,793	426,731
Capital expenditures	8,668	6,342	12	3,355	18,377
Depreciation and amortization	11,451	4,453	802	3,366	20,072

1) "Corporate and other" represents those items that are not directly related to a particular segment, eliminations and the assets and liabilities of discontinued operations.

We are a Netherlands company and we derive our revenues from services and product sales to customers primarily in the oil and gas industry. No single client accounted for 10% or more of consolidated revenues in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for 2005, 2004 and 2003 (in thousands):
GEOGRAPHIC INFORMATION	United States	Canada	Other Countries	Consolidated
DECEMBER 31, 2005
Revenues	$ 214,843	$ 64,607	$ 204,017	$ 483,467
Operating income	30,693	15,624	14,614	60,931
Total assets	168,470	38,921	187,210	394,601

DECEMBER 31, 2004
Revenues	$ 177,918	$ 56,553	$ 192,956	$ 427,427
Operating income	25,082	10,299	11,133	46,514
Total assets	159,890	36,527	192,380	388,797

DECEMBER 31, 2003
Revenues	$ 151,042	$ 42,311	$ 179,814	$ 373,167
Operating income	15,369	3,897	16,652	35,918
Total assets	179,249	35,348	212,134	426,731

U.S. revenues derived from exports were approximately $35.5 million, $30.6 million and $22.4 million in 2005, 2004 and 2003, respectively. Operating income and total assets associated with our corporate operations have been included in the results for the United States.

16. DISCONTINUED OPERATIONS

In March 2004, the Board of Supervisory Directors approved a plan to exit the specialized geophysical and seismic-related business that was included in our Reservoir Management segment.

On April 22, 2004, we sold our specialized geophysical and seismic-related assets and business to Paradigm Geotechnology ("Paradigm"), a privately held company, for approximately $18.2 million in cash proceeds in addition to certain assumed liabilities. The amount of consideration paid was determined in arms-length negotiations between the parties. The transaction includes certain assets and liabilities in Calgary and Houston and two entities in Mexico. In late 2004, we paid $1.5 million to Paradigm related to the working capital adjustment provision of the sales agreement. Furthermore, in connection with the sales agreement, we paid employee costs of approximately $0.1 million in 2005 and $1.0 million in 2004. Proceeds from the sale of this business were used to pay down debt and continue our stock repurchase program. As part of the sales agreement an indemnification provision provided for valuation losses incurred by Paradigm for a period of five years after the sales date. During December 2005, we finalized the terms under the contract for sale of the business through a negotiated payment of $0.5 million, net of taxes.

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

Historical results for discontinued operations have been adjusted to eliminate corporate allocations and inter-company transactions. These results of operations, as adjusted, are presented in the following table for the years ended December 31, 2005, 2004 and 2003 (in thousands):
Year Ended December 31,
	2005	2004	2003
Revenue	$ -	$ 3,639	$ 32,470
Pretax loss	$ 791	$ 15,843	$ 2,630
Loss after tax benefit	$ 506	$ 15,732	$ 2,092

The summarized balance sheet lines of the specialized geophysical and seismic-related business as of December 31, 2005 and December 31, 2004 have been reclassified as shown below (in thousands):
	2005	2004
Accounts payable	$ 800	$ 59
Other accrued expenses	-	238
Current liabilities of discontinued operations	$ 800	$ 297

17. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123 and supersedes ABP Opinion No. 25. This statement will require us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. We have adopted this new standard effective January 1, 2006 using the modified-prospective transition method. As of December 31, 2005, all outstanding stock options have been fully vested. Upon adoption, this statement had minimal impact on our financial position and results of operations. Results from prior periods have not been restated.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This pronouncement amends previous guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, shipping and handling costs and spoilage, and generally requires that those items be recognized as current period charges. In addition, this pronouncement requires that fixed production overhead allocations to conversion costs be based on the normal capacity of the production facilities. This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and will be applied prospectively. We expect the adoption of this statement to have minimal impact on our financial position and results of operations.

18. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our quarterly financial data for the four quarters ended December 31, 2005 and 2004 (in thousands, except per share data).
Quarter ended 2005	December 31	September 30	June 30	March 31

Services and sales revenues	$ 128,947	$ 120,184	$ 118,381	$ 115,955
Cost of services and sales	94,775	92,764	90,523	90,061
Other operating expenses	17,571	13,283	11,693	11,866
Operating income	16,601	14,137	16,165	14,028
Debt prepayment charge	6,012	-	-	-
Interest expense	2,243	1,923	2,075	2,036
Income before income tax expense	8,346	12,214	14,090	11,992
Income tax expense	3,091	4,724	3,841	3,269
Income from continuing operations	5,255	7,490	10,249	8,723
Loss from discontinued operations	(506)	-	-	-
Net income	$ 4,749	$ 7,490	$ 10,249	$ 8,723

Per share information:
Basic earnings per share	$ 0.18	$ 0.29	$ 0.39	$ 0.33
Diluted earnings per share [1]	$ 0.17	$ 0.27	$ 0.37	$ 0.31

Weighted average common shares outstanding:
Basic	25,867	26,108	26,086	26,092
Diluted [2]	28,044	28,121	27,870	27,996

Quarter ended 2004	December 31	September 30	June 30	March 31

Services and sales revenues	$ 116,100	$ 108,779	$ 102,231	$ 100,317
Cost of services and sales	91,421	85,562	79,477	79,932
Other operating expenses	9,695	9,851	14,048	10,927
Operating income	14,984	13,366	8,706	9,458
Interest expense	2,218	2,017	2,003	2,037
Income before income tax expense	12,766	11,349	6,703	7,421
Income tax expense	3,225	3,115	1,877	2,000
Income from continuing operations	9,541	8,234	4,826	5,421
Loss from discontinued operations	(491)	(929)	(2,354)	(11,958)
Net income (loss)	$ 9,050	$ 7,305	$ 2,472	$ (6,537)

Per share data:
Basic earnings (loss) per share	$ 0.34	$ 0.28	$ 0.09	$ (0.24)
Diluted earnings (loss) per share [1]	$ 0.32	$ 0.26	$ 0.09	$ (0.22)

Weighted average common shares outstanding:
Basic	26,284	26,530	27,115	27,671
Diluted [2]	28,322	28,506	28,935	29,109

1.   The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

2. Weighted average common shares outstanding - diluted have been adjusted in prior periods. There was no impact on the previously reported diluted earnings per share.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at	Additions			Balance at
	Beginning	Charged to			End of
	of Period	Expense	Write-offs	Other [1]	Period
Year ended December 31, 2005
Reserve for doubtful accounts	$ 6,064	$ 789	$ (2,546)	$ 219	$ 4,526

Year ended December 31, 2004 [2]
Reserve for doubtful accounts	7,094	(441)	(1,607)	1,018	6,064

Year ended December 31, 2003 [2]
Reserve for doubtful accounts	8,124	1,355	(3,167)	782	7,094

1)	Comprised primarily of differences due to changes in exchange rate.
2)	Adjusted for Discontinued Operations.

Exhibit 10.26

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

Exhibit 21.1

Investment in Subsidiaries Listing

Co. No.	Name	Legal Seat	Ownership %
21	Core Laboratories Resources, N.V.	Curacao, Netherlands Antilles	100%
23	Core Laboratories International Licensing N.V.	Curacao, Netherlands Antilles	100%
25	Core Laboratories International Trading N.V.	Curacao, Netherlands Antilles	100%
27	Core Laboratories I.P. Inc.	Curacao, Netherlands Antilles	100%
35	Core Laboratories Holding Inc.	Curacao, Netherlands Antilles	100%
48	Core Laboratories Middle East Services B.V.	Curacao, Netherlands Antilles	100%
49	Core Export Sales, Inc.	Bridgetown, Barbados	100%
50	Core Laboratories L.P.	Delaware, United States	100%
52	Core Laboratories Canada Limited	Alberta, Canada	100%
53	PT Corelab Indonesia	Jakarta, Indonesia	70%
55	Core Laboratories SDN BHD	Kuala Lumpur, Malaysia	100%
56	Core Laboratories Australia PTY LTD	Perth, Australia	100%
62	Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
63	Core Laboratories Sales N.V.	Curacao, Netherlands Antilles	100%
64	Core Laboratories (U.K.) Limited	London, United Kingdom	100%
65	Core Laboratories Netherlands B.V.	Amsterdam, The Netherlands	100%
66	Corelab Nigeria Limited	Lagos, Nigeria	100%
70	Core Laboratories Venezuela S.A.	Caracas, Venezuela	100%
73	Core Laboratories Corporate Holding B.V.	The Netherlands	100%
74	Corelab Brasil Ltda	Brasil	100%
75	Core Laboratories (Barbados) Ltd.	Curacao, Netherlands Antilles	100%
100	Saybolt International B.V.	Vlaardingen, The Netherlands	100%
101	Saybolt Holding B.V.	Vlaardingen, The Netherlands	100%
102	Saybolt Denmark A/S	Copenhagen, Denmark	100%
103	Saybolt van Duyn GmbH	Essen, Germany	100%
104	Saybolt Espana S.A.	Madrid, Spain	100%
105	Saybolt Estonia Ltd.	Tallinn, Estonia	100%
106	Saybolt Finland Oy	Hamina, Finland	100%
107	Saybolt France S.A.	Port-Le_Bouc, France	99.5%
108	Saybolt Italia S.R.L.	Siracusa, Italy	100%
109	Saybolt Malta Ltd.	Kalafran, Malta	100%
111	Saybolt Greece, Ltd.	Athens, Greece	100%
112	Saybolt (Portugal) Inspeccao de Productos Petroliferos, Lda.	Lisbon, Portugal	100%
115	Saybolt South Africa PTY LTD	Cape Town, South Africa	100%
116	Saybolt Sweden AB	Gothenburg, Sweden	100%
117	Saybolt Thailand Ltd.	Bangkok, Thailand	100%
118	Saybolt United Kingdom Ltd.	Purfleet, United Kingdom	100%
119	Saybolt Meteorology & Instrumentation B.V.	Vlaardingen, The Netherlands	100%
120	Saybolt Nederland B.V.	Vlaardingen, The Netherlands	100%
122	Saybolt North American Holding B.V.	Vlaardingen, The Netherlands	100%
123	Saybolt de Mexico S.A. de C.V.	Coatzacoalcos, Mexico	100%
130	Saybolt L.P.	New Jersey, United States	100%
132	Core Laboratories Panama, S.A.	Panama City, Panama	100%
133	E.W. Saybolt & Co. (Cayman) Ltd.	Cayman	100%
134	Saybolt Analyt Holding B.V.	Vlaardingen, The Netherlands	100%
137	Saybolt Evrasia ZAO	Moscow, Russia Federation	100%
138	Saybolt−Ukraine	Odessa, Ukraine	100%
139	Saybolt Bulgaria Ltd.	Bulgaria	100%
141	Saybolt Baltija, Ltd.	Klaipeda, Lithuania	100%
142	Saybolt Latvia	Ventspils, Latvia	100%
145	Saybolt de Ecuador S.A.	Quito, Ecuador	100%
148	Saybolt Bahamas Ltd.	Freeport, Bahamas	100%
151	Saybolt de Costa Rica, S.A.	San Jose, Costa Rica	100%
152	Saybolt West Indies N.V.	Kingston, Jamaica	100%
153	Saybolt Colombia Ltda.	Barranquilla, Colombia	95%
155	Saybolt Aruba N.V.	Aruba, Netherlands Antilles	100%
156	Saybolt Bonaire N.V.	Bonaire, Netherlands Antilles	100%
157	Saybolt Caribbean N.V.	Aruba	100%
158	Saybolt Curacao N.V.	Curacao, Netherlands Antilles	100%
159	Saybolt Trinidad & Tobago Ltd.	Marabella, Trinidad	100%
160	Saybolt Eastern Hemisphere B.V.	Vlaardingen, The Netherlands	100%
162	Saybolt Bahrain	Klaipeda, Lithuania	100%
165	Saybolt (M) SDN BHD	Kuala Lumpur, Malaysia	40%
166	PT Saybolt Indonesia	Jakarta, Indonesia	65%
170	Saybolt Azerbaijan, Ltd.	Azerbaijan	100%
171	Saybolt Azerbaijan B.V.	Azerbaijan	50%
175	Core Laboratories El Salvador S.A. de C.V.	El Salvador	100%
176	Saybolt Shelf I BV	Vlaardingen, The Netherlands	100%
177	Saybolt Belgium	Belgium	100%
179	Saybolt (Tianjin) Meteorology & Instrumentation Company	China	100%
181	Saybolt Latin America Holding B.V.	Vlaardingen, The Netherlands	100%
182	Saybolt Qatar	London, United Kingdom	100%
183	Core Laboratories Angola Ltd.	Angola	100%
188	Saybolt (Singapore) PTE LTD	Singapore	100%
190	Core Laboratories (H.K.) Limited	Hong Kong	100%
192	Quantoil Ltd.	United Kingdom	100%
195	E.W. Saybolt & Co. S.A.	Panama City, Panama	100%
200	Owen Oil Tools L.P.	Texas, United States	100%
204	Owen Oil Tools de Mexico, S.A. de C.V.	Tabasco, Mexico	100%
205	Owen Oil Tools de Venezuela, C.A.	Anaco, Anzoategui, Venezuela	100%
209	Owen Oil Tools Argentina, S.A.	Argentina	100%
210	Owen Compliance Services, Inc.	Texas, United States	100%
212	Owen de Mexico S.A. de C.V.	Mexico	100%
213	Owen Oil Tools (U.K.) Ltd.	Croydon, United Kingdom	100%
220	The Petrak Group S.A.	Zug, Switzerland	100%
222	Saybolt Services Ltd.	United Kingdom	100%
226	Core Laboratories LLP (Kazakhstan)	Delaware, United States	100%
231	DP Saybolt Turkmenistan (formerly Petrak Turkmenistan Ltd.)	Turkenbashi, Turkmenistan	100%
260	Petroleum Analysts ZAO	Moscow, Russia Federation	100%
261	OOO Lab Technics	Texas, United States	100%
262	Saybolt Belarus (formerly IP Saybolt (Belorussia))	Vlaardingen, The Netherlands	100%
270	Saybolt Test OOO	Bashkortostan, Russian Federation	100%
273	Saybolt Armenia	Yerevan, Armenia	100%
276	Saybolt Bashkortostan	Bashkortostan, Russian Federation	60%
277	SP TOO Saybolt Kazakhstan	Kazakhstan	90%
278	Saybolt Mongol HHK	Vlaardingen, The Netherlands	100%
290	Core Lab de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
292	Core Lab Operations S.A. de C.V.	Mexico	100%
293	Pro Technics de Mexico, S.A. de C.V.	Mexico	100%
294	Core Lab Services S.A. de C.V.	Mexico	100%
297	Core Lab Petroleum Services S.A. de C.V.	Mexico	99%
298	Core Lab Executives S.A. de C.V.	Mexico	99%
310	TomoSeis Corporation	United States	100%
320	Core Petrophysics, Inc.	United States	100%
325	Stim-Lab, Inc.	Oklahoma, United States	100%
350	Core Laboratories Global N.V.	Curacao, Netherlands Antilles	100%
370	Coherence Technology Company, Inc.	Denver, Colorado	100%
375	CTC Pulsonic Nigeria Limited	Lagos, Nigeria	80%
381	Production Enhancement Corporation	United States	100%
388	PENCOR de Venezuela, C.A.	Venezuela	100%
391	PENCOR International Ltd.	Jersey Channel Islands	100%
400	Coreton Limited	Croydon, United Kingdom	100%
402	Labton Limited	Croydon, United Kingdom	100%
411	FE & FEFH Holding, Inc.	Calgary, Canada	100%

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-73772, 333-73774, 333-80473 and 333-43859) of Core Laboratories N.V. of our report dated February 22, 2006 relating to the consolidated financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Houston, Texas

February 23, 2006

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

Date: February 23, 2006	/s/ David M. Demshur
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

Date: February 23, 2006	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Exhibit 32.1

Certification By
David M. Demshur, Chief Executive Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying Annual Report on Form 10-K for the year ended December 31, 2005, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 23, 2006	/s/ David M. Demshur
David M. Demshur
Chief Executive Officer

Exhibit 32.2

Certification By
Richard L. Bergmark, Chief Financial Officer
of Core Laboratories N.V.
Pursuant to 18 U.S.C. Section 1350

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying Annual Report on Form 10-K for the year ended December 31, 2005, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 23, 2006	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer