Form 10-K/A
period 2005-12-31
CORE LABORATORIES N V
filed 2006-05-01
CIK 1000229

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends Core Laboratories N.V.'s Annual Report on Form 10-K as of December 31, 2005, as filed by us on May 1, 2006, and is being filed to update the following information:

*	Part III, Items 10-14, included due to Core Laboratories N.V.'s definitive proxy statement being filed greater than 120 days after December 31, 2005.

*	Part IV, Item 15, "Exhibits, Financial Statement Schedules" to provide updated certifications of the Chief Executive Officer and the Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

This amendment has no impact on our previously reported audited financial statements and notes thereto as of December 31, 2005. Furthermore, this Form 10-K/A does not reflect events occurring after the filing date of the original Form 10-K and does not modify or update the disclosures in that form in any way other than as explained above.

TABLE OF CONTENTS

PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board Structure

The Company has a two-tier board structure consisting of a Management Board and a Supervisory Board, each of which must consist of at least one member under the Company's articles of association. Under Dutch law, the Supervisory Board's duties include supervising and advising the Management Board in performing their management tasks. The Supervisory Board currently consists of eight Supervisory Directors. The Supervisory Directors are expected to exercise oversight of management with the Company's interests in mind. The Supervisory Board is divided into three classes, with each class subject to re-election every third year by the shareholders at the annual meeting.

The Management Board's sole member is Core Laboratories International B.V. As a Managing Director, Core Laboratories International B.V.'s duties include overseeing the management of the Company, consulting with the Supervisory Board on important matters and submitting certain important decisions to the Supervisory Board for its prior approval.

Board of Supervisory Directors

Set forth below as of April 15, 2006 are the names, ages and biographical information for our Supervisory Directors, including individuals who have been nominated for reelection at our 2006 Annual Shareholder meeting as a Supervisory Director.

Nominees for Class III Supervisory Directors (Term to Expire 2006)

Richard L. Bergmark, 52

Mr. Bergmark joined Western Atlas International, Inc. as Treasurer in 1987. From 1987 to 1994, our Company was operated as a division of Western Atlas. In 1991, Mr. Bergmark became the Area Manager for Finance and Administration for Europe, Africa and the Middle East operations of Western Geophysical, a division of Western Atlas. From our separation with Western Atlas in 1994 until 1999, he served as our Chief Financial Officer and Treasurer and in 1999 he was appointed Executive Vice President. Mr. Bergmark presently serves as our Executive Vice President, Chief Financial Officer and Treasurer and as a Supervisory Director. Mr. Bergmark has served as a Supervisory Director since our initial public offering in 1995.

Alexander Vriesendorp, 53

Mr. Vriesendorp has been a partner since 1996 of Shamrock Partners B.V. which serves as the manager for the Vreedenlust venture capital funds. From 1998 until 2001, Mr. Vriesendorp served as chief executive officer of RMI Holland B.V., a valve manufacturer, in The Netherlands. From 1991 until 1995, he served as chief executive officer of the Nienhuis Group, a manufacturer and distributor of Montessori materials in The Netherlands. Mr. Vriesendorp serves on the supervisory boards of various privately-held European companies. Mr. Vriesendorp has served as a Supervisory Director since 2000.

Continuing Class I Supervisory Directors (Term to Expire 2008)

David M. Demshur, 50

Mr. Demshur joined our Company in 1979 and presently serves as our President and Chief Executive Officer and as Chairman of our Supervisory Board. Since joining our Company, Mr. Demshur has held various operating positions, including Manager of Geological Sciences from 1983 to 1987, Vice President of Europe, Africa and the Middle East from 1989 to 1991, Senior Vice President of Petroleum Services from 1991 to 1994 and Chief Executive Officer and President from 1994 to the present time. Mr. Demshur is a member of the Society of Petroleum Engineers, the American Association of Petroleum Geologists, Petroleum Exploration Society of Great Britain and the Society of Core Analysts Section of the Society of Professional Well Loggers Association. Mr. Demshur has served as a Supervisory Director since our initial public offering in 1995 and as Chairman of our Supervisory Board since May 2001.

Rene R. Joyce, 58

Mr. Joyce serves as the chief executive officer of Targa Resources, Inc. and as a member of its board of directors since April 2004. Mr. Joyce served as an independent consultant in the energy industry from 2000 through April 2004. Mr. Joyce served as president of Energy Services of Coral Energy, LLC from its acquisition by Shell Oil Company in 1998 until the end of 1999. From 1980 until 1998, Mr. Joyce served as president of the operating companies of Tejas Gas Corporation, Coral's predecessor and a listed company on the NYSE. Mr. Joyce is a member of the Louisiana State Bar Association. Mr. Joyce has served as a Supervisory Director since 2000.

Michael C. Kearney, 57

Mr. Kearney serves as executive vice president and chief financial officer of Tesco Corporation, a Canadian-based oil service company. From August 1998 until March 2004, Mr. Kearney served as the chief financial officer and vice president - administration of Hydril Company, a manufacturer of products for petroleum drilling and production. Mr. Kearney has served as a Supervisory Director since 2004.

Continuing Class II Supervisory Directors (Term To Expire 2007)

D. John Ogren, 62

Mr. Ogren, served as the president of Production Operators, Inc. from 1994 until 1999. Production Operators was listed on the Nasdaq Stock Market prior to its acquisition by Camco International in 1997 and Schlumberger's acquisition of Camco International in 1998. From 1989 until 1991, Mr. Ogren served as senior vice president of Conoco Inc. and from 1992 until 1994, as senior vice president of E.I. duPont. Mr. Ogren is currently the non-executive chairman of WellDynamics, a Halliburton/Shell joint venture company, an advisory director of Intrepid Energy (U.K.) Ltd. and a director of John Wood Group PLC. He is a member of the Society of Petroleum Engineers. Mr. Ogren has served as a Supervisory Director since 2000.

Joseph R. Perna, 62

Mr. Perna joined our Company as General Manager in 1985. In 1991, he was promoted to Senior Vice President, with responsibility for certain laboratory services operations and the Technology Products Division, a position he held until his retirement on March 31, 1998. Mr. Perna has served as a Supervisory Director since our initial public offering in 1995.

Jacobus Schouten, 51

Mr. Schouten serves on the board of directors of various privately-held European companies. He has been a managing director of International Mezzanine Capital B.V., a private equity fund, since 1990. Mr. Schouten has served as a Supervisory Director since our initial public offering in 1995.

Executive Officers

Currently, our executive officers consist of David M. Demshur, Monty L. Davis, Richard L. Bergmark, and John D. Denson. Biographical information regarding Messrs. Demshur and Bergmark is set forth above. The following biographies describe the business experience of Messrs. Davis and Denson. Our executive officers are not Managing Directors of our Company for purposes of Dutch law.

Monty L. Davis, who is 51 years of age, joined Western Atlas International in 1977, holding various management positions including Atlas Wireline Division Financial Controller for Europe, Africa and the Middle East from 1983 to 1987, Core Laboratories Division Vice President of Finance from 1987 to 1991, and Atlas Wireline Division vice president of finance and administration from 1991 to 1993. In 1993, Mr. Davis left our Company and joined Bovar Inc. of Calgary, Canada, an environmental waste disposal company, as chief financial officer. From 1994 to 1995 he served as chief operating officer and from 1995 to 1998 he served as president and chief executive officer of Bovar Inc. Mr. Davis rejoined our Company as Senior Vice President in 1998, and in 1999 was promoted to Chief Operating Officer, the position he currently holds.

John D. Denson, who is 48 years of age, joined our Company in 1992 and has served as our Vice President, General Counsel and Secretary since 1994. Mr. Denson is a member of the State Bar of Texas.

Audit Committee

The current members of the Audit Committee of our Supervisory Board are Messrs. Kearney (Chairman), Joyce and Perna. The Audit Committee's principal functions include making recommendations concerning the engagement of the independent accountants, reviewing with the independent accountants the plan and results of the auditing engagement, approving professional services provided by the independent accountants and reviewing the adequacy of our internal accounting controls. Each member of the Audit Committee is independent, as defined by Section 10A of the Exchange Act and by the corporate governance standards set forth by the NYSE and, to the extent consistent therewith, the Dutch Code. Each member of the Audit Committee is financially literate and Mr. Kearney qualifies as an audit committee financial expert under the rules promulgated pursuant to the Exchange Act.

Website Access to Our Corporate Documents

Our Internet address is www.corelab.com. Our Corporate Governance Guidelines, our Code of Ethics, our Code of Business Conduct and the charters of our Supervisory Board committees are available on our website. We will also furnish copies of such information free of charge upon written request to our Investor Relations department.

We file Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the SEC. These reports are available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules. Materials we file with the SEC may also be read and copied at the SEC's Public Reference Room at 100 F Street, N.W., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding our Company that we file electronically with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Supervisory Directors, executive officers and persons who own more than ten percent of our common shares to file initial reports of ownership and reports of changes in ownership (Forms 3, 4 and 5) of our common shares with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange ("NYSE"). Supervisory Directors, executive officers and greater than ten percent shareholders are required by SEC regulations to furnish us with copies of all such forms that they file.

To our knowledge, based solely upon our review of the Section 16(a) filings that have been received by us, we believe that during the fiscal year ending December 31, 2005, our Supervisory Directors, executive officers and ten percent shareholders complied with the applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes, with respect to our Chief Executive Officer and each of our other executive officers, information relating to the compensation earned for services rendered in all capacities during fiscal years 2003 through 2005.

				Long-Term Compensation
		Annual Compensation(1)		Awards		Payouts
Name and Principal Position	Fiscal Year	Salary	Bonus	Restricted Share Awards (2)	Securities Underlying Options (Number)	LTIP Payouts	All Other Compensation (6)

David M. Demshur	2005	$ 500,000	$710,000	$1,230,254 (3)	-	$1,494,400 (5)	$ 49,260
President and Chief	2004	490,639	330,000	793,100 (4)	-	934,000	32,825
Executive Officer	2003	454,423	-	-	140,000	-	18,177

Richard L. Bergmark	2005	$ 293,000	$281,000	$1,123,582 (3)	-	$747,200 (5)	$ 24,183
Executive Vice President,	2004	291,469	130,000	453,200 (4)	-	467,000	16,859
Chief Financial Officer	2003	269,654	-	-	80,000	-	10,525
and Treasurer

Monty L. Davis	2005	$ 280,000	$265,000	$643,583 (3)	-	$747,200 (5)	$ 22,107
Chief Operating Officer	2004	275,039	100,000	113,300 (4)	-	467,000	15,001
and Senior Vice President	2003	259,692	-	-	80,000	-	10,388

John D. Denson	2005	$ 235,000	$150,000	$422,704 (3)	-	$373,600 (5)	$ 16,162
Vice President, General	2004	238,446	90,000	339,900 (4)	-	233,500	13,138
Counsel and Secretary	2003	216,731	-	-	60,000	-	8,668

(1) During the years ending December 31, 2005, 2004 and 2003, perquisites for each individual named in the table above did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for such individual. Accordingly, no such amounts are included in the table.

(2) Amounts set forth in the restricted share awards column represent the grant-date value of restricted share awards. The aggregate number and year-end value of the restricted shares, if they had been issued, for Messrs. Demshur, Bergmark, Davis and Denson were 100,000 shares ($3,736,000), 55,000 shares ($2,054,800), 55,000 shares ($2,054,800) and 25,000 shares ($934,000), respectively, based on the closing price of our shares on December 31, 2005 of $37.36. These share totals include, with respect to Messrs. Demshur, Bergmark, Davis and Denson, 80,000, 40,000, 40,000 and 20,000 performance shares, respectively. Holders of restricted shares would receive the same cash dividends as other shareholders owning common shares.

(3) The amounts in this column for 2005 include a restricted share award on April 1, 2005 based on a $26.80 per share price (the "April Restricted Shares") and a restricted share award on June 1, 2005 based on a $25.54 per share price (the "June Restricted Shares"). The April Restricted Shares will generally vest upon the occurrence of any of the following: (i) the average closing stock price per common share attains a level equal to or above $28.00 per share over a period of 20 consecutive trading days ending within a period beginning on the twenty-first trading day after April 1, 2006 and ending on April 1, 2008, (ii) the average closing price per common share attains a level equal to or greater than $32.00 per share over a period of 20 consecutive trading days ending within the period beginning on the last trading day after April 1, 2008 and ending April 1, 2010, (iii) a change in control of the Company, (iv) the executive officer remains continuously employed by the Company until January 1, 2012, or (v) the executive officer's employment by the Company is terminated for any reason other than by the Company for cause. The June Restricted Shares will generally vest if the named executive officer remains in our employment until June 1, 2007, and maintain continuous ownership until such date of (i) the equivalent number of shares the participant initially purchased in order to receive the original restricted matching share award plus (ii) a number of the shares received in the restricted matching share award (which number of shares is generally equal to all of the shares included in the restricted matching share award less a percentage of such shares surrendered by the participant to pay applicable taxes upon their vesting). Some or all of the restricted shares may vest prior to June 1, 2007 in the event of a change in control or the termination of the participant's employment by reason of death, disability, an involuntary termination without cause, or after attainting the age of 60 and completing 10 years of employment with us.

The table excludes the value of performance-based restricted share awards that are subject to performance-based criteria, in addition to lapse of time and/or continued service. If such performance-based restricted shares vest, then the dollar value of such vested shares will be disclosed in the table as a payout of long-term incentive compensation. Please see "Long-Term Incentive Plan Table - Awards in 2005."

(4) The amounts in this column for 2004 include a restricted share award on September 1, 2004 based on a $22.66 per share price. Such restricted shares vested in September 2005 upon the determination that the average closing price per common share was equal to or greater than $25.00 over 20 consecutive trading days beginning on the twenty-first trading day after the first anniversary of the date of grant.

(5) Consists of vested performance share awards previously granted to Messrs. Demshur, Bergmark, Davis and Denson for 40,000, 20,000, 20,000 and 10,000 performance shares, respectively.

(6) Consists of matching contributions and contributions by the Company through our retirement plans and amounts paid under certain insurance plans.

2005 Option Exercises and Year-End Value Table

The following table sets forth for our executive officers information regarding options held by them at December 31, 2005.

	Number of Securities Underlying Options	Value	Securities Underlying Unexercised Options Held at December 31, 2005		Value of Securities Underlying Unexercised Options Held at December 31, 2005 (2)
Name	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
David M. Demshur	30,000	$ 787,500(1)	610,000	-	$ 15,456,300	-
Richard L. Bergmark	20,000	$ 525,000(1)	366,000	-	$ 9,563,390	-
Monty L. Davis	-	-	337,000	-	$ 8,088,610	-
John D. Denson	52,000	$ 1,254,240	173,538	-	$ 4,256,441	-

(1) None of the common shares received upon exercise of these options were sold in the open market.

(2) Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of our common shares on December 30, 2005, the last trading day of 2005 was based on $37.64, the average of the high and low sales prices on the NYSE on such date.

No stock options were granted to our named executive officers during 2005.

Long-Term Incentive Plans - Awards in 2005

The following table sets forth performance restricted share awards granted in 2005 to our executive officers:

Name	Number of Shares, Units or Other Rights (1)	Performance or Other Period Until Maturation or Payout

David M. Demshur	40,000	(1)
Richard L. Bergmark	20,000	(1)
Monty L. Davis	20,000	(1)
John D. Denson	10,000	(1)

(1) Includes contingent rights to acquire common shares awarded to Messrs. Demshur (40,000), Bergmark (20,000), Davis (20,000) and Denson (10,000) that are subject to a performance goal that is based on a calculated return on equity versus a pre-determined target return on equity of 20%. The return on equity is calculated by dividing earnings before interest and income tax from continuing operations over the performance period by ending shareholders' equity over the performance period ("ROE"). Unless there is a change in control, none of these shares will be issued if our ROE is less than 20% for the three-year performance period. If our ROE for the performance period equals 20%, then 50% of the shares will be issued, and if our ROE for the performance period equals or exceeds 24%, then 100% of the shares will be issued. If our ROE for the performance period is greater than 20% but less than 24%, then the number of shares to be issued would be interpolated based on the terms of the agreement. If we undergo a change in control prior to the last day of the performance period and while the executive officer is employed by us, then all of the executive officer's performance shares will vest as of the date of the change in control.

Employment and Change of Control Agreements

David M. Demshur Employment Agreement

Mr. Demshur serves as our President and Chief Executive Officer pursuant to an employment agreement that is currently set to expire in 2006. Unless either party gives notice to terminate the agreement, the agreement will automatically renew each year on the anniversary of the effective date for a successive three-year term. Mr. Demshur's employment agreement entitles him to a base salary of $420,000, subject to increase at the discretion of the Compensation Committee, and the opportunity to earn a yearly bonus of up to 150% of his then current annual base salary dependent upon his reaching certain performance objectives established by the Compensation Committee and described below under "Executive Compensation Program - Annual Incentive Compensation." The employment agreement provides that Mr. Demshur is entitled to participate in all of our Company's benefit plans and programs and also contains non-compete provisions in the event Mr. Demshur's employment with our Company is terminated.

Mr. Demshur's employment agreement also includes provisions governing the payment of severance benefits if his employment is terminated by him for any reason or by the Company for any reason other than upon his death or disability, for "cause" or upon a material breach of a material provision of his employment agreement. Any severance benefits shall be made as follows:

-	the payment of a lump sum amount equal to the sum of:
	-	200% of his base salary as in effect immediately prior to the termination; and
	-	two times 45% of the maximum annual incentive bonus he could have earned pursuant to his employment contract;

-	the provision of a benefits package for Mr. Demshur and his dependants which includes medical, hospital, dental, disability and life insurance plans and coverage at least as favorable as those provided immediately prior to the termination for as long as Mr. Demshur and his dependents are living;

-	the payment of a lump sum amount equal to the non-vested employer contributions allocated to his account under our 401(k) Plan that are forfeited as a result of the termination;

-	the full and immediate vesting of all of his outstanding stock options which options shall remain exercisable for a period of three months following such termination; and

-	the provision of outplacement services at a cost not to exceed 100% of the his annual base salary as in effect immediately prior to the termination.

If Mr. Demshur's employment is terminated as a result of his death or disability, Mr. Demshur (if living) and his dependents will be entitled to the benefits described under the second and forth bullet points above.

If Mr. Demshur's employment is terminated for any reason within three years following a "change in control," as defined in his employment agreement, he will be entitled to the same benefits described above except that (A) the options vested pursuant to the fourth bullet point above shall remain exercisable for a period of one year and (B) the lump sum payment described in the first bullet point above shall be equal to the sum of:

-	300% of his base salary as in effect immediately prior to the change in control; and

-	three times the higher of (A) 45% of the maximum annual incentive bonus he could have earned pursuant to his employment contract or (B) the highest annual bonus he received in the three years prior to the change of control.

Additionally, if any of the payments or benefits described above would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended, then Mr. Demshur will be entitled to receive a gross-up payment equal the amount of excise tax imposed plus all taxes imposed on the gross-up payment.

Richard L. Bergmark Employment Agreement

Mr. Bergmark serves as our Chief Financial Officer and Treasurer pursuant to an employment agreement that is currently set to expire in 2006. Mr. Bergmark's employment agreement entitles him to a base salary of $236,250, subject to increase at the discretion of the Compensation Committee, and the opportunity to earn a yearly bonus of up to 100% of his then current annual base salary dependent upon his reaching certain performance objectives established by the Compensation Committee. The other terms of Mr. Bergmark's amended and revised employment agreement are substantially identical to those contained in Mr. Demshur's employment agreement described above.

Monty L. Davis Employment Agreement

Mr. Davis serves as our Chief Operating Officer pursuant to an employment agreement that is currently set to expire in 2006. Mr. Davis' employment agreement entitles him to a base salary of $231,000, subject to increase at the discretion of the Compensation Committee, and the opportunity to earn a yearly bonus of up to 100% of his then current annual base salary dependent upon his reaching certain performance objectives established by the Compensation Committee. The other terms of Mr. Davis' amended and revised employment agreement are substantially identical to those contained in Mr. Demshur's employment agreement described above.

John D. Denson Employment Agreement

Mr. Denson serves as our General Counsel, Vice President and Secretary pursuant to an employment agreement that is currently set to expire in 2006. Mr. Denson's employment agreement entitles him to a base salary of $199,500, subject to increase at the discretion of the Compensation Committee, and the opportunity to earn a yearly bonus of up to 75% of his then current annual base salary dependent upon his reaching certain performance objectives established by the Compensation Committee. The other terms of Mr. Denson's amended and revised employment agreement are substantially identical to those contained in Mr. Demshur's employment agreement described above.

Supplemental Executive Retirement Plans

In 1998, we adopted the Core Laboratories Supplemental Executive Retirement Plan, which we refer to as the "Group SERP," for the benefit of certain key employees and outside directors. The Group SERP was established to provide additional retirement income to the participants and death benefits to the participants' designated beneficiaries as a reward for the participants' contributions to our success and growth. Richard L. Bergmark, David M. Demshur and Joseph R. Perna participate in the Group SERP. Each participant is entitled to receive a retirement benefit of $250,000 per year, which begins on the later of participant's retirement date or attaining the age of 65 years and is paid in annual installments until the participant's death. If a participant dies on or after his retirement date and prior to receiving 15 annual installments of his retirement benefit, then the participant's designated beneficiary is entitled to receive $250,000 each year until such payments have been made for an aggregate of 15 years to both the participant and such designated beneficiary. If the participant dies before his retirement date, the designated beneficiary of the deceased participant is entitled to receive $225,000 each year for 15 years. Each participant's benefit under the Group SERP is fully vested and fully accrued. Additionally, the participant may make a prior election to receive a lump sum payment upon a "change of control" of our Company equal to the discounted present value of the retirement benefits that would have been paid upon the participant's retirement. Benefits under the Group SERP may be forfeited only in the event of a participant's termination for cause.

In 1999, we adopted the Core Laboratories Supplemental Executive Retirement Plans for Monty L. Davis and John D. Denson, which we refer to as the "Individual SERPs." The terms of the Individual SERPs are similar to that of the Group SERP except that the amount of the retirement benefit is determined using a formula that takes into consideration the participant's compensation, years of employment, and a five year vesting schedule. The following table represents the total estimated annual benefits payable to Messrs. Davis and Denson in fixed annual payments for life, subject to a minimum of 15 annual payments, under the Individual SERPs.

Individual Supplemental Executive Retirement Plan Table

Years of Service
Final Average Compensation	10	15	20	25	30	35

$200,000	$ 40,000	$ 60,000	$ 80,000	$ 100,000	$ 120,000	$ 140,000
$225,000	$ 45,000	$ 67,500	$ 90,000	$ 112,500	$ 135,000	$ 157,000
$250,000	$ 50,000	$ 75,000	$ 100,000	$ 125,000	$ 150,000	$ 175,000
$275,000	$ 55,000	$ 82,500	$ 110,000	$ 137,500	$ 165,000	$ 192,500
$300,000	$ 60,000	$ 90,000	$ 120,000	$ 150,000	$ 180,000	$ 210,000
$325,000	$ 65,000	$ 97,500	$ 130,000	$ 162,500	$ 195,000	$ 227,000
$350,000	$ 70,000	$ 105,000	$ 140,000	$ 175,000	$ 210,000	$ 245,000
$375,000	$ 75,000	$ 112,000	$ 150,000	$ 187,500	$225,000	$ 262,500

Amounts shown as "Final Average Compensation" in this table represent the average annual covered compensation paid for five consecutive calendar years immediately preceding the year in which the individual's employment terminates. For 2005, covered compensation for Messrs. Davis and Denson in the Summary Compensation Table on page 9 is the same as the total of their salary amounts shown in that table. As of March 1, 2006, Messrs. Davis and Denson had 25 years and 14.5 years of credited service with the Company, respectively. The benefits listed in the table are not subject to any deduction for Social Security.

We have purchased insurance coverage on the lives of Messrs. Demshur, Bergmark, Perna, Davis and Denson to assist us in providing benefits under the Group and Individual SERPs. We are the owner and beneficiary of the insurance coverage for which all of the Group SERP and the Individual SERP premiums are fully paid. Based on actuarial calculations (including a 12% earnings rate assumption), we expect that the death benefits paid to us under the insurance policies will be sufficient to cover the costs of the Group and Individual SERPs' benefits for these individuals. However, to the extent the death benefits under the policies are insufficient to cover those costs, we are obligated to pay the remainder out of our other general assets to absorb any shortfall.

Director Compensation

Each Supervisory Director who is not our full-time employee is paid:

-	an annual retainer of $30,000, payable semiannually in arrears; or if the Audit Committee chair, an annual retainer of $45,000, or if the chair of either the Compensation Committee or Nominating and Governance Committee, an annual retainer of $35,000;

-	$1,500 per meeting of the Supervisory Board at which the individual is present in person;

-	$1,500 per meeting for each committee meeting at which the individual is present in person; and

-	reimbursement for all out-of-pocket expenses incurred in attending any Supervisory Board or committee meeting.

Supervisory Directors who are our full-time employees receive no compensation for serving as Supervisory Directors.

Our 1995 Nonemployee Director Stock Option Plan, as amended, which we refer to as the "Director Plan," provides for the issuance of up to 700,000 of our common shares to eligible Supervisory Directors. Under the Director Plan, each nonemployee director is generally granted an option to acquire 1,000 common shares on the date such individual first becomes an eligible director. In addition, an option to acquire 10,000 common shares will be granted to each nonemployee Supervisory Director (20,000 common shares if such nonemployee Supervisory Director is the Chairman) each year generally on the first date in the calendar year set by the Supervisory Board for the issuance of stock options to more than ten employees under our 1995 Long-Term Incentive Plan, as amended, which we refer to as the "Incentive Plan." Supervisory Directors who are also our employees receive no grants under the Director Plan. Options granted will be exercisable for a period of up to ten years and will vest one year following the date of grant. The exercise price of options granted under the Nonemployee Director Plan will be equal to the market price of our common shares on the date of grant. The Board of Supervisory Directors has approved the amendment and restatement of the Director Plan, which is described below as Item 7 for your approval.

Compensation Committee Interlocks and Insider Participation

During 2005, no executive officer served as:

-	a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee;

-	a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as one of our Supervisory Directors; or

-	a director of another entity, one of whose executive officers served on our Compensation Committee or the board of directors of one of our subsidiaries.

Joseph R. Perna, a member of our Compensation Committee, was an officer of our Company until his retirement on March 1, 1998, more than eight years ago.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership by Certain Beneficial Owners and Management

The table below sets forth certain information, as of April 1, 2006, with respect to the common shares beneficially owned by:

-	each person known to us to own beneficially five percent or more of our outstanding common shares;

-	each Supervisory Director;

-	each nominee for election as Supervisory Director;

-	each of our executive officers; and

-	all Supervisory Directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Common Shares Beneficially Owned	Percentage of Common Shares Outstanding (2)

CAM North America, LLC (3)	4,820,858	18.90%
FMR Corp. (4)	2,584,344	9.41%
David M. Demshur**	970,227	3.72%
Richard L. Bergmark**	561,413	2.17%
Monty L. Davis**	392,430	1.52%
John D. Denson**	269,358	1.05%
Joseph R. Perna**	131,644	*
D. John Ogren**	101,100	*
Rene R. Joyce**	71,000	*
Alexander Vriesendorp**	51,000	*
Michael C. Kearney**	22,000	*
Jacobus Schouten**	20,000	*
All Supervisory Directors and executive officers as a group**	2,590,172	9.50%

  * Represents less than 1%.

** Includes the following common shares which may be acquired within 60 days of the date of this proxy statement through the exercise of stock options: Mr. Demshur, 610,000; Mr. Bergmark, 366,000; Mr. Davis, 337,000; Mr. Denson, 173,536; Mr. Perna, 80,000; Mr. Ogren, 51,000; Mr. Joyce, 51,000; Mr. Vriesendorp, 51,000; Mr. Kearney, 21,000; Mr. Schouten, 20,000; Total, 1,760,536.

(1) Unless otherwise indicated, each person has sole voting power and investment power with respect to the common shares listed.

(2) Based on 25,504,095 common shares outstanding as of April 1, 2006.

(3) As reported on the Schedule 13G/A dated January 10, 2006, the common shares reported by Cam North America, LLC, Smith Barney Fund Management LLC and Salomon Brothers Asset Management Inc. have shared voting and dispositive power over 4,820,858 common shares. The business address of these reporting persons is 399 Park Avenue, New York, NY 10043.

(4) As reported on the Schedule 13G dated March 10, 2006, FMR Corp. has the sole power to vote or direct the vote as to 138,700 common shares and sole power to dispose or to direct the disposition of 2,550,044 common shares. Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 2,550,044 common shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity Management & Research Company, and the funds each has the sole power to dispose of the 2,550,044 common shares owned by the funds, but none have the sole power to vote or direct the voting of such shares, which power resides with the funds. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 34,300 common shares as a result of its serving as investment manager of the institutional account(s). Mr. Johnson and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 34,300 common shares and sole power to vote or direct the voting of such shares owned by the institutional accounts. Mr. Johnson is the Chairman of FMR Corp and he along with other members of his family may be deemed to form a controlling group with respect to FMR Corp. The business address of these reporting persons is 82 Devonshire Street, Boston, Massachusetts 02109.

Equity Compensation Plan Information

We have two main incentive plans, our Incentive Plan and our Director Plan, both of which have been approved by our shareholders. The table below provides information regarding our equity compensation plans as of December 31, 2005.

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by our shareholders	3,267,559	$11.34	772,400
Equity compensation plans not approved by our shareholders (1)	-	-	-
Total	3,267,559	$11.34	772,400

(1) We have assumed outstanding stock options in connection with certain of our acquisitions. The aggregate number of our common shares to be issued upon exercise of such options on December 31, 2005 was 57,409 shares and the weighted average exercise price of such outstanding options was $2.23. These shares were granted under plans administered by the companies acquired by us but we did not assume the stock option plans of these acquired companies, and since the closing of the acquisitions, no additional stock options under these plans have been granted, nor are any authorized to be granted under such plans. Because the assumption of these options did not require shareholder approval, we did not obtain such approval.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions, or series of transactions, since the beginning of 2005 with our directors, executive officers, five percent beneficial owners or their immediate family members requiring disclosure.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee Summary

Set forth below is a summary of the total fees paid to our registered independent public accounting firm, PricewaterhouseCoopers, for fiscal years 2005 and 2004. These fees consisted of:

	2005	2004(1)

Audit Fees	$ 3,140,353	$ 4,543,741
Audit Related Fees	367,615	135,062
Tax Fees	123,933	86,977
Total	$ 3,631,901	$ 4,765,780

(1) Prior year fees have been restated to reflect actual fees paid.

Audit Fees

Audit fees consist primarily of the audit and quarterly reviews of the consolidated financial statements, assistance with and review of documents filed with the SEC, work performed by tax professionals in connection with the audit and quarterly reviews, and the audit of internal controls in order to comply with the Sarbanes-Oxley Act of 2002.

Audit-Related Fees

Audit-related fees consist primarily of statutory audits of subsidiaries required by governmental or regulatory bodies and attestation services required by statute or regulation; audit of a benefit plan; and certain agreed-upon procedures including accounting and research work necessary to comply with generally accepted auditing standards.

Tax Fees

Tax fees include professional services provided for preparation of federal and state tax returns, review of tax returns prepared by the Company, assistance in assembling data to respond to governmental reviews of past tax filings, and tax advice, exclusive of tax services rendered in connection with the audit.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. The following reports, financial statements and schedules were previously filed with our Annual Report on Form 10-K filed on February 23, 2006 on the pages indicated:
Page

Report of Independent Registered Public Accounting Firm-PricewaterhouseCoopers LLP	F-1
Consolidated Balance Sheets as of December 31, 2005 and 2004	F-2
Consolidated Statements of Operations
for the Years Ended December 31, 2005, 2004 and 2003	F-3
Consolidated Statements of Changes in Shareholders' Equity
for the Years Ended December 31, 2005, 2004 and 2003	F-4
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2005, 2004 and 2003	F-5
Notes to Consolidated Financial Statements	F-6

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

Form 8-K, December 23, 2005 (File No. 001-14273)

21.1	-	Subsidiaries of the Registrant	Form 10-K, February 23, 2006 (File No. 001-14273)

23.1	-	Consent of PricewaterhouseCoopers LLP	Form 10-K, February 23, 2006 (File No. 001-14273)

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K, February 23, 2006 (File No. 001-14273)

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K, February 23, 2006 (File No. 001-14273)

1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V.
By: Core Laboratories International B.V.

Date: May 1, 2006	By:	/s/ JAN WILLEM SODDERLAND
Jan Willem Sodderland
Supervisory Director

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

Date: May 1, 2006	/s/ David M. Demshur
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

Date: May 1, 2006	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer