Form 10-Q
period 2006-03-31
CORE LABORATORIES N V
filed 2006-05-01
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(31-20) 420-3191
Registrant's telephone number, including area code

None
Former name, former address and former fiscal year, if changed since last report

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

Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of common shares of the Registrant, par value EUR 0.01 per share, outstanding at April 28, 2006 was 25,349,829.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 16,030	$ 13,743
Accounts receivable, net of allowance for doubtful accounts of $4,421 and
$4,526 at 2006 and 2005, respectively	108,880	99,129
Inventories, net	27,326	29,104
Prepaid expenses and other current assets	14,777	11,269
TOTAL CURRENT ASSETS	167,013	153,245

PROPERTY, PLANT AND EQUIPMENT, net	81,434	81,342
INTANGIBLES, net	6,660	6,720
GOODWILL	132,618	132,618
DEFERRED TAX ASSET	9,093	11,452
OTHER ASSETS	9,836	9,224
TOTAL ASSETS	$ 406,654	$ 394,601

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 1,660	$ 2,544
Accounts payable	30,150	32,557
Accrued payroll and related costs	19,786	17,371
Taxes other than payroll and income	5,441	5,660
Unearned revenues	7,370	3,233
Other accrued expenses	9,250	7,391
Current liabilities of discontinued operations	-	800
TOTAL CURRENT LIABILITIES	73,657	69,556

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	91,103	86,104
DEFERRED COMPENSATION	8,282	7,585
OTHER LONG-TERM LIABILITIES	24,704	16,034
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,072	1,065

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.01 par value; 3,000,000 shares authorized, none
issued or outstanding	-	-
Common shares, EUR 0.01 par value; 100,000,000 shares authorized,
27,133,125 issued and 25,504,095 outstanding at 2006 and 26,797,354
issued and 25,774,339 outstanding at 2005	478	474
Additional paid-in capital	107,610	103,832
Deferred compensation	-	(940)
Retained earnings	157,593	141,448
Treasury shares (at cost), 1,629,030 at 2006 and 1,023,015 at 2005	(57,845)	(30,557)
TOTAL SHAREHOLDERS' EQUITY	207,836	214,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 406,654	$ 394,601

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Three Months Ended March 31,
	2006	2005
	(Unaudited)
REVENUES:
Services	$ 99,135	$ 90,083
Sales	38,200	25,872
	137,335	115,955
OPERATING EXPENSES:
Cost of services	72,183	69,544
Cost of sales	27,965	20,517
General and administrative expenses	10,545	7,660
Depreciation	4,064	3,593
Amortization	60	121
Other (income) expense, net	(1,870)	492
OPERATING INCOME	24,388	14,028
Interest expense	1,324	2,036
Income before income tax expense	23,064	11,992
Income tax expense	6,919	3,269
NET INCOME	$ 16,145	$ 8,723

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share	$ 0.63	$ 0.33

Diluted earnings per share	$ 0.58	$ 0.31

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,794	26,092

Diluted	27,767	27,996

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three Months Ended March 31,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 16,145	$ 8,723
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	8	786
Inventory obsolescence	1,513	1,204
Equity in (income) loss of affiliates	(15)	16
Minority interest	7	100
Stock-based compensation	1,399	985
Depreciation and amortization	4,124	3,714
Debt issuance costs amortization	29	64
(Gain) loss on sale of assets	(564)	63
Gain on insurance recovery	(492)	-
(Increase) decrease in value of life insurance policies	(282)	107
Deferred income taxes	138	822
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,013)	(3,443)
Inventories	(1,283)	(1,119)
Prepaid expenses and other current assets	(1,453)	(1,452)
Other assets	75	(1,635)
Accounts payable	(1,857)	365
Accrued expenses	8,976	792
Other long-term liabilities	9,366	1,576
Net cash provided by operating activities	24,821	11,668
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,285)	(3,236)
Patents and other intangibles	-	(46)
Proceeds from sale of assets	2,010	112
Premiums on life insurance	(409)	(143)
Net cash used in investing activities	(2,684)	(3,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(5,869)	(993)
Proceeds from debt borrowings	10,000	2,000
Capital lease obligations	(15)	(79)
Stock options exercised	3,077	2,820
Excess tax benefit on restricted stock and stock options	246	-
Debt issuance costs	-	(313)
Repurchase of common shares	(27,289)	(10,006)
Net cash used in financing activities	(19,850)	(6,571)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,287	1,784
CASH AND CASH EQUIVALENTS, beginning of period	13,743	16,030
CASH AND CASH EQUIVALENTS, end of period	$ 16,030	$ 17,814

Non-cash investing and financing activities:
Capital lease additions	$ -	$ 15
Common stock issued pursuant to share-based compensation arrangements	$ -	$ 3,227

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2006 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2006.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2005 was derived from the 2005 audited consolidated financial statements but does not include all disclosures in accordance with GAAP. Certain reclassifications have been made to year 2005 amounts in order to present these results on a comparable basis with amounts for year 2006.

References to "Core Lab," the "Company," "we," "our," and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Finished goods	$ 22,600	$ 22,896
Parts and materials	2,698	7,381
Work in progress	5,730	1,183
Total inventories	31,028	31,460
Less - valuation reserves	3,702	2,356
Inventories, net	$ 27,326	$ 29,104

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the three months ended March 31, 2006. The composition of goodwill by business segment at March 31, 2006 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2005.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Credit Facility	$ 91,000	$ 86,000
Capital lease obligations	20	36
Other indebtedness	1,743	2,612
Total debt and capital leases obligations	92,763	88,648
Less - short-term debt included in other indebtedness	1,543	2,412
Less - current maturities of long-term debt and capital lease obligations	117	132
Long-term debt and capital lease obligations, net	$ 91,103	$ 86,104

We maintain a revolving credit facility ("Credit Facility") allowing for an aggregate borrowing capacity of $125.0 million. The maturity date of the Credit Facility is December 20, 2010. As amended, this agreement provides an option to increase the commitment under the Credit Facility to $175.0 million, if certain conditions are met. Available capacity under the Credit Facility was $27.3 million as of March 31, 2006. Our available borrowing capacity was reduced by outstanding letters of credit and performance guarantees and bonds totaling $6.7 million at March 31, 2006 related to certain projects in progress. The Credit Facility requires interest payments to be made based on the interest period selected. At March 31, 2006, the weighted average interest rate of amounts outstanding under the Credit Facility was 5.51%, and the weighted average interest rate for the three months ended March 31, 2006 under this facility was 5.56%.

5. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

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

The following table summarizes the components of net periodic pension cost under this plan for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Service cost	$ 288	$ 181
Interest cost	215	212
Expected return on plan assets	(209)	(240)
Unrecognized pension asset	(20)	(25)
Unrecognized pension loss	53	-
Net periodic pension cost	$ 327	$ 128

During the three months ended March 31, 2006, we contributed approximately $1.2 million, as determined by the insurance company, to fund the estimated 2006 premiums on investment contracts held by the plan.

6. COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

In 1998, the Company entered into employment agreements with four of its senior executive officers which provided for severance benefits.  The present value of the long-term liability for the benefits due upon severing these employees from the Company is approximately $2.1 million at March 31, 2006.

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

7. SHAREHOLDERS' EQUITY

During the three months ended March 31, 2006, we repurchased 606,015 of our common shares for $27.3 million, at an average price of $45.03 per share. Of those 606,015 shares, 42,015 shares were valued at $1.8 million, or $42.98 per share were acquired pursuant to the terms of a stock-based compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this arrangement.

For the three months ended March 31, 2006, we issued 210,771 of our common shares, associated with stock option exercises for which we received proceeds of approximately $3.1 million.

At March 31, 2006, we had the authority to repurchase 988,405 additional shares under our stock repurchase program.

8. EARNINGS PER SHARE

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

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Weighted average basic common shares outstanding	25,794	26,092
Effect of dilutive securities:
Stock options (1)	1,675	1,501
Contingent shares	156	274
Restricted stock and other	142	129
Weighted average diluted common and potential common shares outstanding	27,767	27,996

(1) The effect of anti-dilutive shares associated with these securities has been excluded from the diluted weighted average share calculations at March 31, 2006 and 2005. If these shares had been included, the impact would have been a decrease in weighted average shares outstanding of 1 share for the three months ended March 31, 2006, and 14 shares for the three months ended March 31, 2005.

9. STOCK-BASED COMPENSATION

We have granted stock options and restricted stock awards under two stock option plans: the 1995 Long-Term Incentive Plan (the "Plan") and the 1995 Non-employee Director Stock Option Plan (the "Non-employee Director Plan"). Restricted shares issued under the Plan include the Executive Restricted Share Matching Program ("ESMP"), the Performance Share Award Program ("PSAP") and the Restricted Share Award Program ("RSAP").

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three months ended March 31, 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation," and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results from prior periods have not been restated. This statement requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. The Company previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under the Company's employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options are disclosed below per SFAS Statement No. 123, "Accounting for Stock-Based Compensation."

As a result of adopting SFAS 123R, the Company included approximately $1.4 million of stock-based compensation expense in the Consolidated Statements of Operations for the three month period ended March 31, 2006. The effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation in the prior year comparable period is as follows (in thousands):

Three Months Ended
March 31, 2005
(Unaudited)
Net income as reported:	$ 8,723
Add: stock-based compensation expense included in reported income, net of tax	717
Less: stock-based compensation expense determined under fair value method, net of tax	(980)
Pro forma income	$ 8,460
Basic earnings per share:
As reported	$ 0.33
Pro forma	$ 0.32
Diluted earnings per share:
As reported	$ 0.31
Pro forma	$ 0.30

Prior to the adoption of SFAS 123R, we presented deferred compensation as a separate component of shareholders' equity. In accordance with provisions of SFAS 123R, on January 1, 2006 we reclassified the balance in deferred compensation to Additional Paid-In Capital on our Consolidated Balance Sheet.

Prior to the adoption of SFAS 123R, we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows.

For the three months ended March 31, 2006, stock-based compensation expense recognized in the income statement is as follows (in thousands):

Three Months Ended
March 31, 2006

Cost of sales and services	$ 692
General and administrative	707
Total stock-based compensation expense	$ 1,399

Stock Options

The Plan, as amended, provided for a maximum of 5,400,000 common shares to be granted to eligible employees. Awards under this plan are provided to encourage stock ownership by corporate and divisional management, as we believe that widespread common share ownership by key employees is an important means of encouraging superior performance and retaining employees. Stock options that have been granted under this plan have historically been granted at market value on the date of grant, are exercisable for a period of 10 years and vest in equal installments over four years. Common share options were, and restricted stock award grants are, considered annually based on competitive multiples of base salary. Senior executives typically have a higher multiple and, as such, have a greater portion of their total compensation linked to our long-term success. In determining the appropriate grant multiples, we target the market median among publicly held oilfield service companies of similar size. At March 31, 2006, approximately 150,000 shares were available for future issuance under the Plan.

The Non-employee Director Stock Option Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares initially available for award under this plan was limited to 100,000 common shares. The Non-employee Director Stock Option Plan was amended and restated effective May 1997 and May 2000 to authorize an additional 600,000 common shares for grant. Under this plan, each non-employee director is generally granted an option to acquire 1,000 common shares on the date such individual first becomes an eligible director. In addition, an option to acquire 10,000 common shares will be granted to each non-employee Supervisory Director (20,000 common shares if such non-employee Supervisory Director is the Chairman) each year generally on the first date in the calendar year set by the Supervisory Board for the issuance of stock options to more than 10 employees under our Plan, as amended. Only non-employee Supervisory Directors are eligible for these options grants, under which options are exercisable for a period of up to 10 years and vest on the first anniversary of the date of grant. Options under this plan are granted at market value on the date of grant.

As of March 31, 2006, approximately 168,000 shares were available for issuance under the Non-employee Director Stock Option Plan.

In December 2005, the Company accelerated the vesting of all outstanding unvested options. Prior to the modification, there were 322,072 stock options that were unvested, which represented less than 12% of the total stock options that were outstanding. The options were vested in anticipation of the adoption of SFAS No. 123R as the Option Subcommittee determined that the administrative costs of applying the provisions of SFAS No. 123R to the few remaining unvested options far exceeded the benefit of allowing these options to vest as originally scheduled under the plans. As a result of the modification, we determined that the increase in the intrinsic value of the unvested options over the original grant price was approximately $7.9 million. Due to the accelerated vesting, the Company recorded $0.1 million in non-cash compensation charge which is related to the excess of the intrinsic value over the fair market value of the Company's stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated.  In determining the forfeiture rates of the stock options, the Company reviewed the unvested options' original life, time remaining to vest and whether these options were held by officers and directors of the Company.  The compensation charge is adjusted in future period financial results as actual forfeitures are realized.  For the three months ended March 31, 2006, there were no material changes in actual forfeitures from estimates.

The following table presents the change in outstanding stock options issued under the 1995 Long-term Incentive Plan and the 1995 Non-employee Director Stock Option Plan for the three months ended March 31, 2006.

	Options Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2005	2,733,159	$ 0.01 - 61.19	$ 13.48	$ 34.09
Options granted	-	-	-	-
Options exercised	(210,771)	8.38 - 25.56	14.65	32.90
Options canceled	-	-	-	-
Balance as of March 31, 2006	2,522,388	$ 0.01 - 61.19	$ 13.38	$ 34.19

Exercisable	2,522,388	$ 0.01 - 61.19	$ 13.38	$ 34.19

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006.

For the three months ended March 31, 2006, cash received from the exercise of stock options was $3.1 million.

The following table summarizes stock options outstanding and exercisable as of March 31, 2006 by exercise price range:

	Options Outstanding/ Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price
Range of Exercise Prices:
$0.01	41,465	3.3	$ 0.01
$7.09 to $12.13	1,186,484	5.5	9.39
$13.06 to $17.57	680,538	4.5	15.01
$18.38 to $23.00	544,124	4.1	19.55
$25.00 to $26.00	69,500	9.0	25.04
$61.19	277	1.9	61.19
	2,522,388	5.0	$ 13.38

Executive Restricted Share Matching Program

The ESMP was implemented in June 2002 to encourage personal investment in our common stock by our executive officers. Under the program, we matched on a one-for-one basis each share that an executive purchased on the open market or held in his deferred compensation, 401(k) or other retirement account as of June 1, 2002, up to a maximum of 50,000 shares per participant.

Pursuant to the ESMP, on June 1, 2005, we issued an additional 76,200 restricted shares (the "Restricted Gross-Up Shares") in the aggregate to the participants to reimburse them for tax liabilities resulting from the vesting of the original grant in June 2005 of 132,853 restricted shares under the ESMP and their eventual vesting in the Restricted Gross-Up Shares. In order to vest in the Restricted Gross-Up Shares, a participant generally must remain in our employment until June 1, 2007, and maintain continuous ownership until such date of (a) the equivalent number of shares the participant initially purchased in order to receive the original restricted matching share award plus (b) a number of the shares received in the restricted matching share award (which number of shares is generally equal to all of the shares included in the restricted matching share award less a percentage of such shares surrendered by the participant to pay applicable taxes upon their vesting). A participant may become vested in some or all of the Restricted Gross-Up Shares prior to June 1, 2007, in the event of a change in control or the termination of the participant's employment by reason of death, disability, an involuntary termination without cause, or after attainting the age of 60 and completing 10 years of employment with us.

Upon adoption of SFAS 123R, the Restricted Gross-Up Shares were classified as an equity award as a result of the service condition. Historically, the Company had accounted for the Restricted Gross Up Shares under APB 25 as a variable award and remeasured it at each balance sheet date.  Effective January 1, 2006, the fair value of the Restricted Gross Up Shares is fixed at the original grant-date fair value with compensation recorded over the vesting period based on the estimated number of awards that management ultimately believes will vest. During the three months ended March 31, 2006, the Company recorded approximately $0.2 million of compensation expense for the Restricted Gross-Up Shares. As of March 31, 2006, approximately 58% of the Restricted Gross-Up Shares remain unvested, assuming that all the awards will ultimately vest, resulting in approximately $1.1 million of compensation expense to be recognized through the ultimate vesting date of June 1, 2007.

Performance Share Award Program

Under the PSAP, certain executives were awarded rights to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Rights relating to an aggregate of 125,000 shares ("Tranche 2"), 120,000 shares ("Tranche 3") and 120,000 shares ("Tranche 4") were issued with respect to the performance periods ending on December 31, 2005, 2006 and 2007, respectively. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods.

To meet the performance targets under Tranche 2, our common shares must perform as well as or better than the 50th percentile of the return earned by the common stock of the companies comprising the Philadelphia Oil Services Sector Index ("OSX") for the applicable performance period. If our common shares perform as well as or better than the 50th percentile but below the 75th percentile of the companies comprising the OSX, then the number of rights eligible to vest would be interpolated between 20% and 100% of the shares granted. If our common shares perform as well as or better than the 75th percentile of the companies comprising the OSX, then 100% of the rights would be eligible to vest.

The performance targets for Tranche 3 are similar to those for Tranche 2 for rights relating to 60,000 shares. Rights related to the other 60,000 shares granted under Tranche 3 will be eligible to vest if our calculated return on equity ("ROE), as defined in the PSAP, equals or exceeds a pre-determined target return on equity of 18%. Pursuant to the agreement, return on equity is calculated by dividing earnings before interest and income tax for the performance period by ending shareholders' equity for the performance period. Unless there is a change in control, none of these 60,000 shares will be issued if our return on equity does not equal or exceed 12% for the three-year performance period ending December 31, 2006. If our return on equity for the performance period equals 12%, then 20% of the shares will be issued, and if our return on equity equals or exceeds 18%, then 100% of the shares will be issued. If our return on equity for the performance period is greater than 12% but less than 18%, then the number of shares to be issued would be interpolated based on the terms of the agreement. If a change in control occurs prior to the last day of the performance period and while the executive officer is employed by us, then all of the executive officer's performance shares will vest as of the date of the change in control.

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

Upon adoption of FAS 123R, all of the PSAP shares were classified as equity awards.  The performance targets for Tranche 2 and half of Tranche 3 associated with the OSX are considered to be a market condition, while the performance targets for the other half of Tranche 3 and all of Tranche 4 are considered to be a performance condition.  Historically, the Company had accounted for these instruments under APB 25 as variable awards and remeasured them at each balance sheet date.  Effective January 1, 2006, the fair value of the awards are fixed at the original grant-date fair value with compensation recorded over the vesting period based on the estimated number of awards that management ultimately believes will vest.

In January 2006, the Options Subcommittee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to an aggregate of 125,000 shares under Tranche 2 and we issued these 125,000 common shares on January 17, 2006. The intrinsic value of the award was approximately $5.4 million, which had been recorded as stock-based compensation through December 31, 2005. Simultaneously, we repurchased 42,015 of these common shares from the participants at the closing market price on that day to settle personal tax liabilities which may result from the issuance of these shares, as permitted by the agreement. We recorded these repurchased shares as treasury stock with an aggregate cost of $1.8 million, at $42.98 per share. Accordingly, at March 31, 2006, there remains outstanding rights with respect to 120,000 shares under Tranche 3 and rights with respect to 118,000 shares under Tranche 4 which may vest at December 31, 2006 and 2007, respectively. The total compensation related to the nonvested portion of Tranche 3 and Tranche 4 is approximately $0.7 million and $1.6 million, respectively.  The weighted average period over which this compensation will be recognized is 17.4 months. We included $0.2 million of compensation expense for each of Tranche 3 and Tranche 4 in our results of operations based on our March 31, 2006 stock price for the period ended March 31, 2006.

For diluted weighted average shares outstanding at March 31, 2006, we calculated 155,808 contingently issuable PSAP shares using the treasury stock method, based on our common stock's performance relative to the OSX and our ROE. See Note 8, Earnings Per Share.

Restricted Share Award Program

The Options Subcommittee of our Board of Supervisory Directors has previously approved the Restricted Share Award Program (the "RSAP") to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement, in 2005, we granted to key employees an aggregate of 142,600 restricted shares of our common stock under the RSAP at a grant date fair value of $26.80, of which 139,400 were outstanding at March 31, 2006. This arrangement is a fixed award which will require us to recognize compensation expense totaling $3.8 million over a seven-year vesting period that began on January 1, 2005. This award also contains two performance accelerators either of which, if satisfied, or if certain other events occur as specified in the related agreements, may require earlier recognition of this expense. The first performance accelerator requires that our average closing stock price attain a level equal to or above $28 per share over a period of 20 consecutive trading days ending within the period beginning on the 21st trading day after April 1, 2006 and ending on April 1, 2008. The second performance accelerator requires the average closing stock price to attain a level equal to or above $32 per share over a period of 20 consecutive trading days ending within the period beginning on the first trading day after April 1, 2008 and ending April 1, 2010. Upon adoption of FAS 123R, the RSAP was classified as an equity award. The RSAP was originally recorded at the grant-date fair value and has been amortized over the expected life of the award.  Based on management's estimate that the first performance accelerator will be met in May 2006, the Company has continued to amortize this award as if the vesting restrictions will lapse in May 2006.  In the quarter ended March 31, 2006, approximately $0.7 million of compensation expense was recorded leaving approximately $0.2 million left to be recorded as compensation expense in April 2006.  Due to the short remaining estimated life of the award, no estimate of forfeitures has been assumed.

Nonvested restricted stock awards as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	502,400	$ 21.08
Granted	-	-
Vested	125,000	11.53
Forfeited	-	-
Nonvested at March 31, 2006	377,400	$ 24.24

We have not issued shares upon the exercise of options or lapsing of vesting restrictions on restricted stock out of treasury stock.

10. OTHER (INCOME) EXPENSE

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Minority interest	$ 7	$ 100
(Gain) loss on sale of assets	(564)	63
Equity in (income) loss of affiliates	(15)	16
Foreign exchange (gain) loss	(360)	580
Interest income	(52)	(47)
Gain on insurance recovery	(492)	-
Other income	(394)	(220)
Total other (income) expense, net	$ (1,870)	$ 492

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs and for business interruption costs associated with this fire. The final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million in excess of the $0.3 million gain recorded in 2005.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
British Pound	$ 8	$ 36
Canadian Dollar	54	(2)
Euro	(67)	(15)
Russian Ruble	(181)	12
Venezuelan Bolivar	3	342
Other currencies	(177)	207
Total (gain) loss	$ (360)	$ 580

11. SEGMENT REPORTING

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

Segment Analysis

We manage each of our business segments separately to reflect the different services and technologies provided and required by each segment. We use the same accounting policies to account for our business segments as those used to prepare our Consolidated Balance Sheets and Consolidated Statements of Operations. We evaluate the performance of our business segments on the basis of operating income.

Summarized financial information related to our business segments is shown in the following tables (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2006
Revenues from unaffiliated customers	$ 71,204	$ 56,080	$ 10,051	$ -	$ 137,335
Inter-segment revenues	29	156	9	(194)	-
Segment operating income (loss)	9,191	12,920	2,940	(663)	24,388
Total assets	204,366	155,741	15,936	30,611	406,654
Capital expenditures	2,916	1,136	140	93	4,285
Depreciation and amortization	2,250	1,216	109	549	4,124

Three Months Ended March 31, 2005
Revenues from unaffiliated customers	67,432	42,407	6,116	-	115,955
Inter-segment revenues	139	82	43	(264)	-
Segment operating income	6,451	6,506	907	164	14,028
Total assets	207,821	149,827	11,543	25,957	395,148
Capital expenditures	1,548	1,109	200	379	3,236
Depreciation and amortization	2,159	893	121	541	3,714

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement requires retrospective application of changes in accounting principle to prior periods' financial statements, rather than the use of the cumulative effect of a change in accounting principle, unless impracticable. If impracticable to determine the impact on prior periods, then the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment to equity, unless impracticable for all periods presented, in which case prospective treatment should be applied. This statement applies to all voluntary changes in accounting principle, as well as those required by the issuance of new accounting pronouncements if no specific transition guidance is provided. This statement does not change the previously-issued guidance for reporting a change in accounting estimate or correction of an error. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material impact on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This pronouncement amends previous guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, shipping and handling costs and spoilage, and generally requires that those items be recognized as current period charges. In addition, this pronouncement requires that fixed production overhead allocations to conversion costs be based on the normal capacity of the production facilities. This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and will be applied prospectively. The adoption of this pronouncement did not have a material impact on our financial position and results of operations.

13. SUBSEQUENT EVENT

On April 20, 2006, the Company announced that the Board of Supervisory Directors approved a two-for-one stock split, which is subject to shareholder approval. Each shareholder of record at the close of business on June 30, 2006 will receive one additional share for every outstanding share held on the record date with a payment date on or about July 7, 2006. The total number of authorized common shares will be increased by the amount of shares that were previously authorized. Additionally, our income retained for use in the business will not be affected. The stock split will require retroactive restatement of all historical per share data in the quarter ending June 30, 2006. All references to the number of shares outstanding in these Consolidated Financial Statements are presented on a pre-split basis.

The Company's historical earnings per share on a pro forma basis, assuming the stock split had occurred as of January 1, 2005, would be as follows:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)

Basic earnings per share	$ 0.31	$ 0.17

Diluted earnings per share	$ 0.29	$ 0.16

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

Effective the beginning of the first quarter of fiscal year 2006, the Company adopted the provisions of SFAS 123R using the modified prospective transition method. Under that method, prior periods are not restated. Stock-based compensation expense recognized during the three months ended March 31, 2006 totaled approximately $1.4 million for various restricted stock plans. Of this total, approximately $0.7 million was included in "General and Administrative Expenses" in the Consolidated Statements of Operations.

Risk Factors

The following discussion contains statements that are not limited to historical facts but reflect our current beliefs, expectations or intentions regarding future events. These future events may be affected by various risks that impact our business. A listing of the most significant risk factors is contained in our Annual Report on Form 10-K for the year ended December 31, 2005. Risk factors related to our business have not changed materially during the three months ended March 31, 2006.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended March 31,				% Change
	2006		2005		2006/2005
REVENUES:
Services	$ 99,135	72%	$ 90,083	78%	10%
Product sales	38,200	28%	25,872	22%	48%
Total revenue	137,335	100%	115,955	100%	18%
OPERATING EXPENSES:
Cost of services*	72,183	73%	69,544	77%	4%
Cost of sales*	27,965	73%	20,517	79%	36%
Total cost of services and sales	100,148	73%	90,061	78%	11%
General and administrative expenses	10,545	8%	7,660	7%	38%
Depreciation and amortization	4,124	3%	3,714	3%	11%
Other (income) expense, net	(1,870)	(1%)	492	0%	(480%)
Income before interest expense and income tax	24,388	18%	14,028	12%	74%
Interest expense	1,324	1%	2,036	2%	(35%)
Income before income tax expense	23,064	17%	11,992	10%	92%
Income tax expense	6,919	5%	3,269	3%	112%
NET INCOME	$ 16,145	12%	$ 8,723	8%	85%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Quarter Ended March 31, 2006 Compared to the Quarter Ended March 31, 2005 (unaudited)

Service Revenues

Service revenues increased to $99.1 million for the first quarter of 2006, up 10% when compared to $90.1 million for the first quarter of 2005. This first quarter increase in revenue was primarily due to the continued increase in the price of oil which is driving increased demand for oilfield activities globally. This increased activity in turn continued to create increased demand for the services we provide.

Product Sale Revenues

Revenues associated with product sales increased to $38.2 million for the first quarter of 2006, up 48% from $25.9 million for the first quarter of 2005. This increase was primarily the result of increased drilling activity on a global basis, but more specifically for natural gas in the North American markets and the development of the heavy oil sands in Canada, all of which resulted in higher demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of service revenue was 73% for the quarter ended March 31, 2006, down from 77% for the corresponding quarter in 2005. The decline in the cost of services relative to service revenue was primarily as a result of incremental margins earned on higher revenues over our relatively fixed cost structure.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 73% for the quarter ended March 31, 2006, which was an improvement from the 79% for the same period in 2005. This decrease in cost of sales as a percentage of product sale revenues for 2006 was primarily due to efforts in past years to improve our manufacturing efficiencies and a growing demand for new higher margin products.

General and Administrative Expenses

General and administrative expenses were $10.5 million for the first quarter of 2006 compared to $7.7 million for the first quarter of 2005. This increase was primarily due to an increase in salaries, incentive compensation relating to the Company's improved performance and expenses relating to compensation benefits for certain members of management.

Depreciation and Amortization Expense

Depreciation and amortization expense of $4.1 million for the first quarter of 2006 increased $0.4 million, or 11%, from $3.7 million for the first quarter of 2005. The increase in depreciation expense was due to higher levels of capital expenditures in 2005 and 2006.

Other (Income) Expense, Net

Other (income) expense, net consisted of the following at March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Minority interest	$ 7	$ 100
(Gain) loss on sale of assets	(564)	63
Equity in (income) loss of affiliates	(15)	16
Foreign exchange (gain) loss	(360)	580
Interest income	(52)	(47)
Gain on insurance recovery	(492)	-
Other income	(394)	(220)
Total other (income) expense, net	$ (1,870)	$ 492

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs and for business interruption costs associated with this fire. The final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million in excess of the $0.3 million gain recorded in 2005.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
British Pound	$ 8	$ 36
Canadian Dollar	54	(2)
Euro	(67)	(15)
Russian Ruble	(181)	12
Venezuelan Bolivar	3	342
Other currencies	(177)	207
Total (gain) loss	$ (360)	$ 580

Income Tax Expense

The effective tax rate for the first quarter of 2006 was 30.0% compared to 27.3% for the first quarter of 2005. The change in tax rate this quarter was primarily a result of relatively higher earnings in higher tax rate jurisdictions.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the three-month period ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Revenues:	(Unaudited)
Reservoir Description	$ 71,204	$ 67,432
Production Enhancement	56,080	42,407
Reservoir Management	10,051	6,116
Consolidated	$ 137,335	$ 115,955

Operating income (loss):
Reservoir Description	$ 9,191	$ 6,451
Production Enhancement	12,920	6,506
Reservoir Management	2,940	907
Corporate and Other[1]	(663)	164
Consolidated	$ 24,388	$ 14,028

1) "Corporate and Other" represents those items that are not directly related to a particular segment

Reservoir Description:

Revenues from the Reservoir Description segment increased $3.8 million, to $71.2 million in the first quarter of 2006, compared to $67.4 million in the first quarter of 2005, as a result of higher oilfield activities world-wide. Increased oilfield activity in North America, West Africa, the Middle East and the Far East resulted in greater demand for our reservoir rock analysis as well as our fluid analysis services. Revenues were also positively impacted by increased demand for our fluid characterization services in Europe and the U.S.

Operating income in the first quarter of 2006 increased by 42% or $2.7 million to $9.1 million compared to $6.5 million for the first quarter of 2005 primarily due to incremental margins earned from higher sales over our relatively fixed cost structure. Operating margins for the quarter ended March 31, 2006 were 13% compared to 10% for the same period in 2005, driven by incremental margins of 73% on higher revenues during the first quarter.

Production Enhancement:

Revenues from the Production Enhancement segment increased $13.7 million to $56.1 million in the first quarter of 2006 as compared to $42.4 million in the first quarter in 2005. The primary driver of the increases in revenue has been the increase in North American natural gas drilling activity in 2006 relative to 2005. With the increase in drilling activities, demand for our well perforating and completion products and diagnostic services has also increased.

Operating income in the first quarter of 2006 increased by 99% or $6.4 million to $12.9 million from $6.5 million for the first quarter of 2005. Operating margins increased to 23% in the first quarter of 2006 compared to 15% for the same period in 2005. Included in these results is a gain of $0.5 million associated with insurance recoveries for a fire loss at our manufacturing plant in Godley, Texas. These margin improvements were primarily due to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraChem™ and our HERO™ perforating charges and gun systems, as well as improved manufacturing efficiencies. Additionally, the demand for the Company's technology in fracture diagnostics continues to increase as drilling activity increases in unconventional reservoirs.

Reservoir Management:

Revenues from the Reservoir Management segment increased $3.9 million, or 64%, in the first quarter of 2006 as compared to the first quarter of 2005. The improvement was a result of higher revenue for multi-client reservoir studies in the first three months of 2006, especially studies pertaining to unconventional gas reservoirs, and increased international demand for our reservoir monitoring systems.

Operating income in the first quarter of 2006 increased 224% to $2.9 million from $0.9 million for the first quarter of 2005. Operating margins increased to 29% in the first quarter of 2006 compared to 15% for the same period in 2005. The increase was primarily due to incremental margins earned from the continued expansion of the multi-client reservoir study sales in the U.S. and expansion of studies being performed off the coast of Africa, along with product sales in the heavy oil projects in Canada.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. You should also not consider free cash flow as a measure of liquidity. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the three month period ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Free cash flow calculation:	(unaudited)
Net cash provided by operating activities	$ 24,821	$ 11,668
Less: capital expenditures	4,285	3,236
Free cash flow	$ 20,536	$ 8,432

The increase in free cash flow in 2006 compared to 2005 was due to an increase in cash provided by operating activities, primarily as a result of higher net income, partially offset by an increase in capital expenditures. At March 31, 2006 and December 31, 2005, we had working capital of $93.4 million and $83.7 million, respectively.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Cash provided by/(used in):	(unaudited)
Operating activities	$ 24,821	$ 11,668
Investing activities	(2,684)	(3,313)
Financing activities	(19,850)	(6,571)
Net change in cash and cash equivalents	$ 2,287	$ 1,784

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income coupled with increases in current and long-term liabilities due to timing of payments offset by increases in accounts receivable attributable to higher sales.

The increase in cash flows used in investing activities was primarily due to an incremental increase in capital expenditures in 2006 of $1.0 million.

The increase in cash flows used in financing activities related primarily to the number of shares purchased under our common share repurchase program. In the first three months of 2006, we repurchased approximately 0.6 million shares for an aggregate price of $27.3 million compared to approximately 0.4 million shares for an aggregate price of $10.0 million during the three months ended March 31, 2005. The increase in cash flows used in financing activities were partially offset by an incremental increase of $3.1 million in debt borrowings to fund such purchases under our long-term revolving credit facility for 2006.

We maintain a revolving credit facility ("Credit Facility") allowing for an aggregate borrowing capacity of $125.0 million. The maturity date of the Credit Facility is December 20, 2010. As amended, this agreement provides an option to increase the commitment under the Credit Facility to $175.0 million, if certain conditions are met. Available capacity under the Credit Facility was $27.3 million as of March 31, 2006. Our available borrowing capacity was reduced by outstanding letters of credit and performance guarantees and bonds totaling $6.7 million at March 31, 2006 related to certain projects in progress. The Credit Facility requires interest payments to be made based on the interest period selected. At March 31, 2006, the weighted average interest rate of amounts outstanding under the Credit Facility was 5.51%, and the weighted average interest rate for the three months ended March 31, 2006 under this facility was 5.56%.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at March 31, 2006. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Based on the improved profitability of the US operations, we believe that the existing US tax net operating loss carryforward will be fully utilized, and accordingly, have reversed the valuation reserve previously established on the deferred tax asset in the amount of $4.5 million.

At March 31, 2006, we had the authority to repurchase 988,405 additional shares under our share repurchase program.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This statement requires retrospective application of changes in accounting principle to prior periods' financial statements, rather than the use of the cumulative effect of a change in accounting principle, unless impracticable. If impracticable to determine the impact on prior periods, then the new accounting principle should be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable, with a corresponding adjustment to equity, unless impracticable for all periods presented, in which case prospective treatment should be applied. This statement applies to all voluntary changes in accounting principle, as well as those required by the issuance of new accounting pronouncements if no specific transition guidance is provided. This statement does not change the previously-issued guidance for reporting a change in accounting estimate or correction of an error. SFAS No. 154 becomes effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material impact on our financial position and results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." This pronouncement amends previous guidance to clarify the accounting for abnormal amounts of idle facility expense, freight, shipping and handling costs and spoilage, and generally requires that those items be recognized as current period charges. In addition, this pronouncement requires that fixed production overhead allocations to conversion costs be based on the normal capacity of the production facilities. This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005, and will be applied prospectively. The adoption of this pronouncement did not have a material impact on our financial position and results of operations.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American spending by our clients during 2006 to remain somewhat higher than spending levels in 2005. We also believe that the activity levels outside of North America for 2006 will continue to remain higher than activity levels for 2005.

Forward Looking Statements

Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources," and in other parts of this 10-Q, are forward looking. In addition, from time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "continue," or other similar words, including statements as to the intent, belief, or current expectations of the Company and its directors, officers, and management with respect to the Company's future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. While the Company believes that these statements are and will be accurate, a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's statements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K as of December 31, 2005.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Form 10-K for the year ended December 31, 2005.

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

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in our risk factors from the information provided in Item 1A. "Risk Factors" in our Annual Report on Form 10-K as of December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2006:

PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE
January 1-31, 2006 (1)	42,015	$ 42.98
February 1-28, 2006	221,200	$ 45.37
March 1-31, 2006	342,800	$ 45.06
Total	606,015	$ 45.03

(1) Contains 42,015 shares valued at $1.8 million, or $42.98 per share, acquired pursuant to the terms of a compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this arrangement in January 2006.

Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in March 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual meeting subsequent to 1995, our shareholders have renewed that authorization. At our annual meeting on April 15, 2005, our shareholders approved a further extension of this authority for an additional 18-month period from the date of the annual meeting until October 15, 2006 and authorized the repurchase of 2,617,435 shares.

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Dated:	May 1, 2006	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Exhibit 31.1

I, David M. Demshur, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Core Laboratories N.V. (the "Registrant");

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

Date: May 1, 2006	By:	/s/ David M. Demshur
David M. Demshur
Chief Executive Officer

Exhibit 31.2

I, Richard L. Bergmark, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Core Laboratories N.V. (the "Registrant");

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

Date: May 1, 2006	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Exhibit 32.1

Certification By

David M. Demshur, Chief Executive Officer

of Core Laboratories N.V.

Pursuant to 18 U.S.C. Section 1350

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended March 31, 2006, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 1, 2006	/s/ David M. Demshur
Name: David M. Demshur
Title: Chief Executive Officer

Exhibit 32.2

Certification By

Richard L. Bergmark, Chief Financial Officer

of Core Laboratories N.V.

Pursuant to 18 U.S.C. Section 1350

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended March 31, 2006, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 1, 2006	/s/ Richard L. Bergmark
Name: Richard L. Bergmark
Title: Chief Financial Officer