Form 10-Q
period 2006-06-30
CORE LABORATORIES N V
filed 2006-07-27
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File Number: 001-14273

CORE LABORATORIES N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Herengracht 424
1017 BZ Amsterdam
The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)

(31-20) 420-3191
(Registrant's telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

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

The number of common shares of the Registrant, par value EUR 0.04 per share, outstanding at July 27, 2006 was 25,314,440.

CORE LABORATORIES N.V.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at June 30, 2006 (Unaudited) and December 31, 2005	1

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended
	June 30, 2006 and 2005	2

	Consolidated Statements of Operations (Unaudited) for the Six Months Ended
	June 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended
	June 30, 2006 and 2005	4

	Notes to (Unaudited) Consolidated Interim Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures of Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 4.	Submission of Matter to a Vote of Security Holders	23

Item 6.	Exhibits	25

	Signature	26

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 12,149	$ 13,743
Accounts receivable, net of allowance for doubtful accounts of $4,473 and
$4,526 at 2006 and 2005, respectively	106,518	99,129
Inventories, net	31,262	29,104
Prepaid expenses and other current assets	14,700	11,269
TOTAL CURRENT ASSETS	164,629	153,245

PROPERTY, PLANT AND EQUIPMENT, net	83,036	81,342
INTANGIBLES, net	6,591	6,720
GOODWILL	132,618	132,618
DEFERRED TAX ASSET	14,330	11,452
OTHER ASSETS	9,859	9,224
TOTAL ASSETS	$ 411,063	$ 394,601

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 777	$ 2,544
Accounts payable	33,699	32,557
Accrued payroll and related costs	22,126	17,371
Taxes other than payroll and income	6,091	5,660
Income taxes payable	4,213	-
Unearned revenues	5,896	3,233
Other accrued expenses	8,203	7,391
Current liabilities of discontinued operations	-	800
TOTAL CURRENT LIABILITIES	81,005	69,556

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	103,003	86,104
DEFERRED COMPENSATION	9,127	7,585
OTHER LONG-TERM LIABILITIES	24,694	16,034
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,139	1,065

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value in 2006 and EUR 0.01 par value in 2005;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value in 2006 and EUR 0.01 par value in 2005;
100,000,000 shares authorized, 25,427,259 issued and 25,404,159 outstanding at 2006
and 26,797,354 issued and 25,774,339 outstanding at 2005	1,441	474
Additional paid-in capital	15,467	103,832
Deferred compensation	-	(940)
Retained earnings	176,553	141,448
Treasury shares (at cost), 23,100 at 2006 and 1,023,015 at 2005	(1,366)	(30,557)
TOTAL SHAREHOLDERS' EQUITY	192,095	214,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 411,063	$ 394,601

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Three Months Ended June 30,
	2006	2005
	(Unaudited)
REVENUES:
Services	$ 106,338	$ 91,898
Product Sales	33,679	26,483
	140,017	118,381
OPERATING EXPENSES:
Cost of services	75,345	68,499
Cost of sales	24,850	22,024
General and administrative expenses	8,663	7,647
Depreciation	3,986	4,461
Amortization	102	119
Other (income), net	(1,546)	(534)
OPERATING INCOME	28,617	16,165
Interest expense	1,531	2,075
Income before income tax expense	27,086	14,090
Income tax expense	8,126	3,841
NET INCOME	$ 18,960	$ 10,249

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 0.74	$ 0.39

Diluted earnings per share	$ 0.70	$ 0.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,560	26,086

Diluted	27,191	27,870

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Six Months Ended June 30,
	2006	2005
	(Unaudited)
REVENUES:
Services	$ 205,473	$ 181,981
Product Sales	71,879	52,355
	277,352	234,336
OPERATING EXPENSES:
Cost of services	147,528	138,043
Cost of sales	52,815	42,541
General and administrative expenses	19,208	15,307
Depreciation	8,050	8,054
Amortization	162	240
Other (income), net	(3,416)	(42)
OPERATING INCOME	53,005	30,193
Interest expense	2,855	4,111
Income before income tax expense	50,150	26,082
Income tax expense	15,045	7,110
NET INCOME	$ 35,105	$ 18,972

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 1.37	$ 0.73

Diluted earnings per share	$ 1.28	$ 0.68

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,676	26,089

Diluted	27,478	27,933

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Six Months Ended June 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 35,105	$ 18,972
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	243	899
Inventory obsolescence	1,536	1,604
Equity in loss (income) of affiliates	56	(19)
Minority interest	74	104
Stock-based compensation	2,559	1,371
Depreciation and amortization	8,212	8,294
Debt issuance costs amortization	57	149
(Gain) loss on sale of assets	(706)	96
Gain on involuntary sale of fixed asset	-	(875)
Gain on insurance recovery	(492)	(534)
(Increase) decrease in value of life insurance policies	(109)	77
Deferred income taxes	(4,357)	753
Changes in assets and liabilities, net of effect of dispositions:
Accounts receivable	(8,887)	(2,140)
Inventories	(5,242)	(2,396)
Prepaid expenses and other current assets	(2,118)	(4)
Other assets	(35)	(445)
Accounts payable	1,693	(920)
Accrued expenses	13,659	2,997
Other long-term liabilities	10,202	1,648
Net cash provided by operating activities	51,450	29,631
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,858)	(8,600)
Patents and other intangibles	(33)	(67)
Proceeds from sale of assets	2,116	2,159
Premiums on life insurance	(575)	(315)
Net cash used in investing activities	(8,350)	(6,823)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(6,847)	(12,092)
Proceeds from debt borrowings	22,000	2,000
Capital lease obligations	(21)	(136)
Stock options exercised	12,313	3,989
Excess tax benefits from stock-based payments	5,482	-
Debt issuance costs	-	(314)
Repurchase of common shares	(77,621)	(13,353)
Net cash used in financing activities	(44,694)	(19,906)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,594)	2,902
CASH AND CASH EQUIVALENTS, beginning of period	13,743	16,030
CASH AND CASH EQUIVALENTS, end of period	$ 12,149	$ 18,932

Non-cash investing and financing activities:
Change in par value of common stock	$ 977	$ -
Capital lease additions	$ -	$ 18
Common stock issued pursuant to share-based compensation arrangements	$ -	$ 6,620

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the six months ended June 30, 2006 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2006.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2005 was derived from the 2005 audited consolidated financial statements but does not include all disclosures in accordance with GAAP. Certain reclassifications have been made to year 2005 amounts in order to present these results on a comparable basis with amounts for year 2006.

References to "Core Lab", "we", "our", and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005.

2. INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(Unaudited)
Finished goods	$ 25,514	$ 22,896
Parts and materials	7,865	7,381
Work in progress	964	1,183
Total inventories	34,343	31,460
Less - valuation reserves	3,081	2,356
Inventories, net	$ 31,262	$ 29,104

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the six months ended June 30, 2006. The composition of goodwill by business segment at June 30, 2006 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2005.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	June 30,	December 31,
	2006	2005
	(Unaudited)
Credit Facility	$ 103,000	$ 86,000
Capital lease obligations	15	36
Other indebtedness	765	2,612
Total debt and capital leases obligations	103,780	88,648
Less - short-term debt included in other indebtedness	665	2,412
Less - current maturities of long-term debt and capital lease obligations	112	132
Long-term debt and capital lease obligations, net	$ 103,003	$ 86,104

We maintain a revolving credit facility ("Credit Facility") allowing for an aggregate borrowing capacity of $125.0 million. The maturity date of the Credit Facility is December 20, 2010. As amended, this agreement provides an option to increase the commitment under the Credit Facility to $175.0 million, if certain conditions are met. Available capacity under the Credit Facility was $14.9 million as of June 30, 2006. Our available borrowing capacity was reduced by outstanding letters of credit and performance guarantees and bonds totaling $7.1 million at June 30, 2006 related to certain projects in progress. The Credit Facility requires interest payments to be made based on the interest period selected. At June 30, 2006, the weighted average interest rate of amounts outstanding under the Credit Facility was 6.00%, and the weighted average interest rate for the six months ended June 30, 2006 under this facility was 5.74%.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and six months ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$ 322	$ 176	$ 610	$ 357
Interest cost	242	206	457	418
Expected return on plan assets	(234)	(234)	(443)	(474)
Unrecognized pension asset	(22)	(25)	(42)	(50)
Unrecognized pension obligation	60	-	113	-
Net periodic pension cost	$ 368	$ 123	$ 695	$ 251

During the six months ended June 30, 2006, we contributed approximately $1.2 million, as determined by the insurance company, to fund the estimated 2006 premiums on investment contracts held by the plan.

6. COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

In 1998, we entered into employment agreements with our four senior executive officers that provided for severance benefits.  The present value of the long-term liability for the benefits due upon severing these employees is approximately $2.2 million at June 30, 2006.

Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of all litigation currently pending or threatened against it or any of its subsidiaries should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which it or any of its subsidiaries is a party will not have a material adverse effect on its consolidated results of operations or liquidity for the period in which that resolution occurs.

7. SHAREHOLDERS' EQUITY

During the three and six months ended June 30, 2006, we repurchased 871,067 of our common shares for $50.3 million, at an average price of $57.78 per share, and 1,477,082 of our common shares for $77.6 million, at an average price of $52.55 per share. In January 2006, 42,015 shares valued at $1.8 million, or $42.98 per share, and in May 2006, 195,467 shares valued at $12.4 million, or $63.60 per share were acquired pursuant to the terms of a stock-based compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this arrangement.

For the three and six months ended June 30, 2006, we issued 631,731 and 842,502 of our common shares, associated with stock option exercises for which we received proceeds of approximately $9.2 million and $12.3 million.

On April 20, 2006, we announced a 2-for-1 stock split with effect from July 1, 2006 subject to shareholder approval at our Annual Shareholders' Meeting (the "Meeting") on June 28, 2006 and the completion of certain administrative filings on July 1, 2006. At the Meeting, a majority of votes was received to approve the stock split. However, based on interpretive guidance of Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") that was made available to us after the Meeting, which indicated that adjustments, including reorganizations, such as stock splits, to equity-based compensation awards require the recognition of compensation expense in certain circumstances, our Board of Supervisory Directors determined that the stock split was no longer in the best interest of our shareholders, and accordingly, the stock split was cancelled prior to its completion.

Our shareholders at the Meeting approved the cancellation of all of the treasury shares we had repurchased up to the date of the Meeting, which on that date was 2,476,997. They also approved the extension of the authority of our Management Board to repurchase up to 10% of the Company's outstanding share capital of until December 28, 2007. These 2,476,997 treasury shares were cancelled in June 2006 at historical cost, totaling $106.8 million, or $43.12 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock. At June 30, 2006, we had the authority to repurchase 2,519,026 additional shares under our stock repurchase program.

Further, the shareholders at the Meeting approved a change in the par value of our common stock from 3 Dutch Guilders (or 1 Euro cent) to 4 Euro cents. The par value of our stock has been adjusted at June 30, 2006 to reflect the increase in the par value.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	25,560	26,086	25,676	26,089
Effect of dilutive securities:
Stock options (1)	1,400	1,459	1,538	1,479
Contingent shares	151	185	140	225
Restricted stock and other	80	140	124	140
Weighted average diluted common and potential common shares outstanding	27,191	27,870	27,478	27,933

(1) The effect of anti-dilutive shares associated with these securities has been excluded from the diluted weighted average share calculations at June 30, 2006 and 2005. If these shares had been included, the impact would have been a decrease in weighted average shares outstanding of 0 shares for the three and six months ended June 30, 2006, respectively and 3 and 8 shares for the three and six months ended June 30, 2005, respectively.

9. STOCK-BASED COMPENSATION

We have granted stock options and restricted stock awards under two stock option plans: the 1995 Long-Term Incentive Plan (the "Plan") and the 2006 Nonemployee Director Stock Incentive Plan (the "Director Plan"). Restricted shares issued under the Plan include the Executive Restricted Share Matching Program ("ESMP"), the Performance Share Award Program ("PSAP") and the Restricted Share Award Program ("RSAP").

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and six months ended June 30, 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123R, "Accounting for Stock-Based Compensation," and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results from prior periods have not been restated. This statement requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. We previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under our employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options are disclosed below per SFAS Statement No. 123, "Accounting for Stock-Based Compensation."

As a result of adopting SFAS 123R, we included approximately $1.2 million and $2.6 million of stock-based compensation expense in the Consolidated Statements of Operations for the three and six month period ended June 30, 2006, respectively. The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation in the prior year comparable period is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
(Unaudited)
Net income (loss) as reported:	$ 10,249	$ 18,972
Add: stock-based compensation expense included in reported income, net of tax	281	997
Less: stock-based compensation expense determined under fair value method, net of tax	(768)	(1,748)
Pro forma income (loss)	$ 9,762	$ 18,221
Basic earnings (loss) per share:
As reported	$ 0.39	$ 0.73
Pro forma	$ 0.37	$ 0.70
Diluted earnings (loss) per share:
As reported	$ 0.37	$ 0.68
Pro forma	$ 0.35	$ 0.65

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

For the three and six months ended June 30, 2006, stock-based compensation expense recognized in the income statement is as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2006

Cost of sales and services	$ 360	$ 809
General and administrative	799	1,750
Total stock-based compensation expense	$ 1,159	$ 2,559

Stock Options

The Plan, as amended, provided for a maximum of 5,400,000 common shares to be granted to eligible employees. Awards under this plan are provided to encourage stock ownership by corporate and divisional management, as we believe that widespread common share ownership by key employees is an important means of encouraging superior performance and retaining employees. Stock options that have been granted under this plan have historically been granted at market value on the date of grant, are exercisable for a period of 10 years and vest in equal installments over four years. Common share options were, and restricted stock award grants are, considered annually based on competitive multiples of base salary. Senior executives typically have a higher multiple and, as such, have a greater portion of their total compensation linked to our long-term success. In determining the appropriate grant multiples, we target the market median among publicly held oilfield service companies of similar size. At June 30, 2006, approximately 57,000 shares were available for future issuance under the Plan. No stock options have been granted during 2006 under the Plan.

On June 28, 2006, the 1995 Nonemployee Director Stock Option Plan, which provides common shares for grant to our eligible Supervisory Directors, was amended, restated and renamed to the 2006 Nonemployee Director Stock Incentive Plan(the "Director Plan"). The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the Director Plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Under the Director Plan, each nonemployee Supervisory Director is generally granted 2,400 performance restricted shares that will vest at the end of a three-year measurement period subject to our performance as measured against certain predetermined metrics (4,800 common shares if such nonemployee Supervisory Director is the Chairman) each year generally on the first date in the calendar year set by the Supervisory Board for the issuance of equity-based awards to more than 10 employees under our Plan, as amended. Only nonemployee Supervisory Directors are eligible for these equity-based awards. No stock options have been granted during 2006 under the Director Plan. As of June 30, 2006, approximately 92,000 shares were available for issuance under the Director Plan.

In December 2005, we accelerated the vesting of all outstanding unvested options. Prior to the modification, there were 322,072 stock options that were unvested, which represented less than 12% of the total stock options that were outstanding. The options were vested in anticipation of the adoption of SFAS No. 123R as the Option Subcommittee determined that the administrative costs of applying the provisions of SFAS No. 123R to the few remaining unvested options far exceeded the benefit of allowing these options to vest as originally scheduled under the plans. As a result of the modification, we determined that the increase in the intrinsic value of the unvested options over the original grant price was approximately $7.9 million. Due to the accelerated vesting, we recorded $0.1 million in non-cash compensation charge which is related to the excess of the intrinsic value over the fair market value of the our stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated.  In determining the forfeiture rates of the stock options, we reviewed the unvested options' original life, time remaining to vest and whether these options were held by our officers and directors.  The compensation charge is adjusted in future period financial results as actual forfeitures are realized.  For the six months ended June 30, 2006, there were no material changes in actual forfeitures from estimates.

The following table presents the change in outstanding stock options issued under the Plan and the Director Plan for the six months ended June 30, 2006.

	Options Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2005	2,735,159	$ 0.01 - 61.19	$ 13.48	$ 47.57
Options granted	-	-	-	-
Options exercised	(685,783)	8.38 - 26.00	14.40	46.64
Options canceled	(219,466)	8.38 - 26.00	15.73	45.31
Balance as of June 30, 2006	1,829,910	$ 0.01 - 61.19	$ 12.87	$ 48.18

Exercisable	1,829,910	$ 0.01 - 61.19	$ 12.87	$ 48.18

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006.

For the three and six months ended June 30, 2006, cash received from the exercise of stock options was $9.2 million and $12.3 million, respectively.

The following table summarizes stock options outstanding and exercisable as of June 30, 2006 by exercise price range:

	Options Outstanding/ Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price
Range of Exercise Prices:
$0.01	41,465	3.3	$ 0.01
$7.09 to $12.13	866,286	6.2	9.50
$13.06 to $17.57	559,738	4.5	14.92
$18.38 to $23.00	356,744	3.4	19.09
$25.00 to $26.00	5,400	9.2	25.00
$61.19	277	1.9	61.19
	1,829,910	5.0	$ 12.87

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

Upon adoption of SFAS 123R, the Restricted Gross-Up Shares were classified as an equity award as a result of the service condition. Historically, we had accounted for the Restricted Gross Up Shares under APB 25 as a variable award and remeasured it at each balance sheet date.  Effective January 1, 2006, the fair value of the Restricted Gross Up Shares is fixed at the original grant-date fair value with compensation recorded over the vesting period based on the estimated number of shares that management ultimately believes will vest. During the six months ended June 30, 2006, we recorded approximately $0.5 million of compensation expense for the Restricted Gross-Up Shares. As of June 30, 2006, approximately 46% of the Restricted Gross-Up Shares remain unvested, assuming that all the awards will ultimately vest, resulting in approximately $0.9 million of compensation expense to be recognized through the ultimate vesting date of June 1, 2007.

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

To meet the performance targets under Tranche 2, our common shares had to perform as well as or better than the 50th percentile of the return earned by the common stock of the companies comprising the Philadelphia Oil Services Sector Index ("OSX") for the applicable performance period. If our common shares performed as well as or better than the 50th percentile but below the 75th percentile of the companies comprising the OSX, then the number of rights eligible to vest would have been interpolated between 20% and 100% of the shares granted. If our common shares performed as well as or better than the 75th percentile of the companies comprising the OSX, then 100% of the rights would have been eligible to vest.

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

The performance target for Tranche 4, for which the performance period began on January 1, 2005 and ends on December 31, 2007, is based on a calculated ROE similar to the terms for Tranche 3 discussed above, except that the pre-determined target ROE is 24%. Unless there is a change in control, none of these 120,000 shares will be issued if our ROE is less than 20% for the three-year performance period. If our ROE for the performance period equals 20%, then 50% of the shares will be issued, and if our ROE for the performance period equals or exceeds 24%, then 100% of the shares will be issued. If our ROE for the performance period is greater than 20% but less than 24%, then the number of shares to be issued would be interpolated based on the terms of the agreement.

Upon adoption of SFAS 123R, all of the PSAP shares were classified as equity awards.  The performance targets for Tranche 2 and half of Tranche 3 associated with the OSX are considered to be a market condition, while the performance targets for the other half of Tranche 3 and all of Tranche 4 are considered to be a performance condition.  Historically, we had accounted for these instruments under APB 25 as variable awards and remeasured them at each balance sheet date.  Effective January 1, 2006, the fair value of the awards are fixed at the original grant-date fair value with compensation recorded over the vesting period based on the estimated number of awards that management ultimately believes will vest.

In January 2006, the Options Subcommittee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to an aggregate of 125,000 shares under Tranche 2 and we issued these 125,000 common shares on January 17, 2006. The intrinsic value of the award was approximately $5.4 million, which had been recorded as stock-based compensation through December 31, 2005. Simultaneously, we repurchased 42,015 of these common shares from the participants at the closing market price on that day to settle personal tax liabilities which may result from the issuance of these shares, as permitted by the agreement. We recorded these repurchased shares as treasury stock with an aggregate cost of $1.8 million, at $42.98 per share. Accordingly, at June 30, 2006, there remains outstanding rights with respect to 120,000 shares under Tranche 3 and rights with respect to 118,000 shares under Tranche 4 which may vest at December 31, 2006 and 2007, respectively. The total compensation related to the nonvested portion of Tranche 3 and Tranche 4 is approximately $0.5 million and $1.3 million, respectively. The weighted average period over which this compensation will be recognized is 15 months. We included $0.2 million of compensation expense for each of Tranche 3 and Tranche 4 in our results of operations for the three months ended June 30, 2006.

For diluted weighted average shares outstanding, based on our common stock's performance relative to the OSX and our ROE, using the treasury stock method, we calculated 150,664 and 140,066 contingently issuable PSAP shares for the three and six month period ending June 30, 2006, respectively. See Note 8, Earnings Per Share.

Restricted Share Award Program

The Options Subcommittee of our Board of Supervisory Directors has previously approved the Restricted Share Award Program (the "RSAP") to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement, in 2005, we granted to key employees an aggregate of 142,600 restricted shares of our common stock under the RSAP at a grant date fair value of $26.80. This arrangement is a fixed award which will require us to recognize compensation expense totaling $3.8 million over a seven-year vesting period that began on January 1, 2005. This award also contains two performance accelerators either of which, if satisfied, or if certain other events occur as specified in the related agreements, may require earlier recognition of this expense. The first performance accelerator requires that our average closing stock price attain a level equal to or above $28 per share over a period of 20 consecutive trading days ending within the period beginning on the 21st trading day after April 1, 2006 and ending on April 1, 2008. The second performance accelerator requires the average closing stock price to attain a level equal to or above $32 per share over a period of 20 consecutive trading days ending within the period beginning on the first trading day after April 1, 2008 and ending April 1, 2010. Upon adoption of SFAS 123R, the RSAP was classified as an equity award. The RSAP was originally recorded at the grant-date fair value and has been amortized over the expected life of the award.  On May 1, 2006 the first performance accelerator was met and 139,400 shares vested with approximately $0.2 million and $0.9 million of compensation expense being recorded for the three and six months ended June 30, 2006, respectively. Simultaneously, we repurchased 38,748 of these common shares from the participants at the closing market price on that day to settle personal tax liabilities which may result from the vesting of these shares, as permitted by the agreement. We recorded these repurchased shares as treasury stock with an aggregate cost of $2.4 million, or $63.20 per share.

In May 2006, the Options Subcommittee of the Board of Supervisory Directors approved a grant of 163,500 restricted shares to key employees under the RSAP program. These shares vest in the amount of 1/6th of each grant on each of the six annual anniversaries following the date of grant; provided, however, that full vesting will occur if an employee's employment is terminated by reason of death or disability or if an employee continues in our employment until the date upon which a change of control occurs. Similar to the grant discussed previously, this arrangement is an equity award under SFAS 123R that will require us to recognize compensation expense totaling $8.3 million over a six-year vesting period that began on May 15, 2006. We recorded compensation expense totaling $0.2 million under this arrangement for the three and six months ended June 30, 2006. The estimate of future compensation expense includes a 2% forfeiture rate which was derived from historical actual forfeitures by employees that have typically been granted such awards adjusted for management's expectations of future forfeitures.

Nonvested restricted stock awards as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	502,400	$ 21.08
Granted	163,500	57.36
Vested	264,400	19.58
Forfeited	-	-
Nonvested at June 30, 2006	401,500	$ 36.84

We have not issued shares out of treasury stock upon the exercise of options or lapsing of vesting restrictions on restricted stock.

10. OTHER (INCOME)

The components of other (income), net, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Minority interest	$ 67	$ 4	$ 74	$ 104
Loss (gain) on sale of assets	(142)	33	(706)	96
Foreign exchange (gain) loss	(1,102)	990	(1,462)	1,570
Interest income	(55)	(86)	(107)	(133)
Gain on involuntary sale of asset	-	(875)	-	(875)
Gain on insurance recovery	-	(634)	(492)	(534)
Other	(314)	34	(723)	(270)
Total other (income), net	$ (1,546)	$ (534)	$(3,416)	$ (42)

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. The final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million in excess of the gain recorded in 2005.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
British Pound	$ (61)	$ 114	$ (53)	$ 151
Canadian Dollar	(434)	211	(380)	209
Euro	(187)	335	(254)	320
Russian Ruble	(281)	198	(462)	210
Venezuelan Bolivar	12	25	15	367
Other currencies	(151)	107	(328)	313
Total (gain) loss	$ (1,102)	$ 990	$ (1,462)	$ 1,570

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

Summarized financial information related to our business segments is shown in the following tables (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2006
Revenues from unaffiliated customers	$ 80,142	$ 51,633	$ 8,242	$ -	$ 140,017
Inter-segment revenues	210	176	(3)	(383)	-
Segment operating income	14,261	12,673	1,632	51	28,617
Total assets	213,386	160,098	14,384	23,195	411,063
Capital expenditures	3,474	1,782	187	130	5,573
Depreciation and amortization	2,229	1,184	113	562	4,088

Three Months Ended June 30, 2005
Revenues from unaffiliated customers	71,686	40,791	5,904	-	118,381
Inter-segment revenues	99	193	39	(331)	-
Segment operating income (loss)	8,660	6,781	904	(180)	16,165
Total assets	206,091	149,390	12,633	25,273	393,387
Capital expenditures	1,929	2,917	77	441	5,364
Depreciation and amortization	2,918	1,009	123	530	4,580

Six Months Ended June 30, 2006
Revenues from unaffiliated customers	151,346	107,713	18,293	-	277,352
Inter-segment revenues	239	332	6	(577)	-
Segment operating income (loss)	23,452	25,593	4,572	(612)	53,005
Total assets	213,386	160,098	14,384	23,195	411,063
Capital expenditures	6,390	2,918	327	223	9,858
Depreciation and amortization	4,479	2,400	222	1,111	8,212

Six Months Ended June 30, 2005
Revenues from unaffiliated customers	139,118	83,198	12,020	-	234,336
Inter-segment revenues	238	275	82	(595)	-
Segment operating income (loss)	15,111	13,287	1,811	(16)	30,193
Total assets	206,091	149,390	12,633	25,273	393,387
Capital expenditures	3,477	4,026	277	820	8,600
Depreciation and amortization	5,077	1,902	244	1,071	8,294

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2006 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

General

Core Laboratories N.V. is a Netherlands limited liability company. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management products and services to the oil and gas industry. These products and services can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 4,600 people worldwide.

References to "Core Lab", "we", "our", and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

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

Cautionary Statement Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources," and in other parts of this 10-Q, are forward looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "continue," or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

-	general and economic business conditions;

-	prices of oil and natural gas and industry expectations about future prices;

-	foreign exchange controls and currency fluctuations;

-	political stability in the countries in which we operate;

-	the business opportunities (or lack thereof) that may be presented to and pursued by us;

-	changes in laws or regulations;

-	the validity of the assumptions used in the design of our disclosure controls and procedures; and

-	the factors discussed in our Form 10-K for the fiscal year ended December 31, 2005 in the section titled "Risk Factors".

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise and forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as well as the other reports and registration statements filed by us with the SEC.

Recent Developments

Effective the beginning of the first quarter of fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under that method, prior periods are not restated. Stock-based compensation expense recognized totaled approximately $1.2 million and $2.6 million (on a pre-tax basis) during the three and six months ended June 30, 2006, respectively, for various equity-based incentive plans.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American activity levels of our clients during 2006 to remain somewhat higher than their activity levels in 2005. We also believe that the activity levels outside of North America for 2006 will continue to remain higher than activity levels for 2005.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended June 30,				% Change
	2006		2005		2006/2005
REVENUES:
Service	$106,338	76%	$ 91,898	78%	16%
Product sale	33,679	24%	26,483	22%	27%
Total revenue	140,017	100%	118,381	100%	18%
OPERATING EXPENSES:
Cost of services*	75,345	71%	68,499	75%	10%
Cost of sales*	24,850	74%	22,024	83%	13%
Total cost of services and sales	100,195	72%	90,523	76%	11%
General and administrative expenses	8,663	6%	7,647	6%	13%
Depreciation and amortization	4,088	3%	4,580	4%	(11%)
Other (income), net	(1,546)	(1%)	(534)	0%	190%
Operating income	28,617	20%	16,165	14%	77%
Interest expense	1,531	1%	2,075	2%	(26%)
Income before income tax expense	27,086	19%	14,090	12%	92%
Income tax expense	8,126	6%	3,841	3%	112%
NET INCOME	$ 18,960	14%	$ 10,249	9%	85%

*Percentage based on applicable revenue rather than total revenue

	Six Months Ended June 30,				% Change
	2006		2005		2006/2005
REVENUES:	(dollars, in thousands)
Service	$205,473	74%	$ 181,981	78%	13%
Product sale	71,879	26%	52,355	22%	37%
Total revenue	277,352	100%	234,336	100%	18%
OPERATING EXPENSES:
Cost of services*	147,528	72%	138,043	76%	7%
Cost of sales*	52,815	73%	42,541	81%	24%
Total cost of services and sales	200,343	72%	180,584	77%	11%
General and administrative expenses	19,208	7%	15,307	7%	25%
Depreciation and amortization	8,212	3%	8,294	4%	(1%)
Other (income), net	(3,416)	(1%)	(42)	0%	8,033%
Operating income	53,005	19%	30,193	13%	76%
Interest expense	2,855	1%	4,111	2%	(31%)
Income before income tax expense	50,150	18%	26,082	11%	92%
Income tax expense	15,045	5%	7,110	3%	112%
NET INCOME	$ 35,105	13%	$ 18,972	8%	85%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005 (unaudited)

Service Revenues

Service revenues increased to $106.4 million for the second quarter of 2006, up 16% when compared to $91.9 million for the second quarter of 2005. For the six months ended June 30, 2006, service revenues increased 13% to $205.5 million compared to $182.0 million for the respective period in 2005. This increase in revenue was primarily due to the continued increase in the price of oil which is driving increased demand for oilfield activities globally. This increased activity in turn continued to create increased demand for the services we provide.

Product Sale Revenues

Revenues associated with product sales increased to $33.7 million for the second quarter of 2006, up 27% from $26.5 million for the second quarter of 2005. For the six months ended June 30, 2006, product sale revenues increased 37% to $71.9 million compared to $52.4 million for the same period in 2005. This increase was primarily the result of increased drilling activity on a global basis, but more specifically for natural gas in the North American markets and the development of the heavy oil sands in Canada, all of which resulted in higher demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of service revenue was 71% for the quarter ended June 30, 2006, down from 75% for the corresponding quarter in 2005. For the six-month period ending June 30, 2006, cost of services expressed as a percentage of service revenue was 72% as compared to 76% for the same period for 2005. The decline in the cost of services relative to service revenue was primarily as a result of incremental margins, which are calculated as the change in operating income divided by the change in revenues, earned on higher revenues over our relatively fixed cost structure.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 74% for the quarter ended June 30, 2006, which was an improvement from the 83% for the same period in 2005. For the six month period ending June 30, 2006, cost of product sales expressed as a percentage of sales revenue was 73% which was an improvement from the 81% for the same period in 2005. The decrease in cost of sales as a percentage of product sale revenues for 2006 was primarily due to efforts in past years to improve our manufacturing efficiencies and a growing demand for new higher margin products.

General and Administrative Expenses

General and administrative expenses were $8.7 million for the second quarter of 2006 compared to $7.6 million for the second quarter of 2005. This increase was primarily due to an increase in salaries and incentive compensation relating to our improved performance. For the six-month periods ended June 30, 2006 and 2005, general and administrative expenses increased $3.9 million to $19.2 million from $15.3 million due primarily to an increase in salaries, incentive compensation relating to our improved performance and expenses relating to compensation benefits for certain members of management. As a percentage of revenue, general and administrative expenses were 7% of sales in 2006, comparable to the same period in 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense of $4.1 million for the second quarter of 2006 decreased $0.5 million, from $4.6 million for the second quarter of 2005. For the six-month period ended June 30, 2006, depreciation and amortization expense was $8.2 million, comparable to the same period in the prior year.

Other (Income), Net

Other (income), net consisted of the following at June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Minority interest	$ 67	$ 4	$ 74	$ 104
Loss (gain) on sale of assets	(142)	33	(706)	96
Foreign exchange (gain) loss	(1,102)	990	(1,462)	1,570
Interest income	(55)	(86)	(107)	(133)
Gain on involuntary sale of asset	-	(875)	-	(875)
Gain on insurance recovery	-	(634)	(492)	(534)
Other	(314)	34	(723)	(270)
Total other (income), net	$ (1,546)	$ (534)	$(3,416)	$ (42)

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. The final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million in excess of the gain recorded in 2005.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
British Pound	$ (61)	$ 114	$ (53)	$ 151
Canadian Dollar	(434)	211	(380)	209
Euro	(187)	335	(254)	320
Russian Ruble	(281)	198	(462)	210
Venezuelan Bolivar	12	25	15	367
Other currencies	(151)	107	(328)	313
Total (gain) loss	$ (1,102)	$ 990	$ (1,462)	$ 1,570

Income Tax Expense

The effective tax rate for the second quarter of 2006 was 30.0% compared to 27.3% for the second quarter of 2005. The change in tax rate this quarter was primarily a result of relatively higher earnings in higher tax rate jurisdictions.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results from continuing operations by operating segment for the quarters and six-month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 80,142	$ 71,686	$ 151,346	$ 139,118
Production Enhancement	51,633	40,791	107,713	83,198
Reservoir Management	8,242	5,904	18,293	12,020
Consolidated	$ 140,017	$ 118,381	$ 277,352	$ 234,336

Operating income:
Reservoir Description	$ 14,261	$ 8,660	$ 23,452	$ 15,111
Production Enhancement	12,673	6,781	25,593	13,287
Reservoir Management	1,632	904	4,572	1,811
Corporate and Other[1]	51	(180)	(612)	(16)
Consolidated	$ 28,617	$ 16,165	$ 53,005	$ 30,193

1) "Corporate and Other" represents those items that are not directly related to a particular segment

Reservoir Description

Revenues from the Reservoir Description segment increased $8.5 million, to $80.1 million in the second quarter of 2006, compared to $71.7 million in the second quarter of 2005, as a result of higher oilfield activities world-wide and with the expansion of higher margin projects in India, Algeria, Libya, and Qatar. For the six months ended June 30, 2006 revenues increased $12.2 million, to $151.3 million from $139.1 million for the six months ended June 30, 2005. Revenues were also positively impacted by increased demand for our fluid characterization services in Europe and the U.S.

Operating income in the second quarter of 2006 increased by 65% or $5.6 million to $14.3 million compared to $8.7 million for the second quarter of 2005. Operating income for the six-month period ended June 30, 2006 increased by 55% or $8.3 million to $23.5 million. Increases in operating income were primarily due to incremental margins earned from higher sales over our relatively fixed cost structure. Operating margins for the quarter and six months ended June 30, 2006 were 18% and 15%, respectively compared to 12% and 11% for the same periods in 2005, respectively, driven by incremental margins, which is calculated as the change in operating income divided by the change in revenues, of 68% for the six-months, on higher revenues during the period due to shifting from lower margin projects to those projects having a higher content of Core's newer services and technologies.

Production Enhancement

Revenues from the Production Enhancement segment increased $10.8 million to $51.6 million in the second quarter of 2006 as compared to $40.8 million in the second quarter in 2005, while revenues increased $24.5 million to $107.7 million for the six months ended June 30, 2006 as compared to $83.2 million for the same period in 2005. The primary driver of the increases in revenue has been the increase in North American natural gas drilling activity in 2006 relative to 2005 in addition to the overall expansion in global drilling activities. With the increase in drilling activities, demand for our well perforating and completion products and diagnostic services has also increased facilitated by the continued improvements in our technologies such as the Completion Profiler™.

Operating income in the second quarter of 2006 increased by 87% or $5.9 million to $12.7 million from $6.8 million for the second quarter of 2005. Operating margins increased to 25% in the second quarter of 2006 compared to 17% for the same period in 2005. For the six months ended June 30, 2006, income before interest and tax expense increased to $25.6 million, an increase of 93% over same period in 2005. Included in these results is a gain of $0.5 million associated with insurance recoveries for a fire loss at our manufacturing plant in Godley, Texas. These margin improvements were primarily due to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraStim™, Completion Profiler™ and our HERO™ perforating charges and gun systems, as well as improved manufacturing efficiencies. Additionally, the demand for our technology in fracture diagnostics continues to increase as drilling activity increases in unconventional reservoirs.

Reservoir Management

Revenues from the Reservoir Management segment increased $2.3 million, or 40%, in the second quarter of 2006 as compared to the second quarter of 2005. Revenues for the six-month period ended June 30, 2006 were $18.3 million, an increase of 52% from $12.0 million from the same period in 2005. The improvement was a result of higher revenue for multi-client reservoir studies in the first six months of 2006, especially studies pertaining to unconventional gas reservoirs, and increased international demand for our reservoir monitoring systems.

Operating income in the second quarter of 2006 increased 81% to $1.6 million from $0.9 million for the second quarter of 2005. Operating margins increased to 20% in the second quarter of 2006 compared to 15% for the same period in 2005. For the six-month period ended June 30, 2006, operating income was $4.6 million with operating margins of 25%, as compared to operating income of $1.8 million and operating margins of 15% from the same period in 2005. The increase was primarily due to incremental margins earned from the continued expansion of the multi-client reservoir study sales in the U.S. and expansion of studies being performed off the coast of Africa, along with product sales in the heavy oil projects in Canada.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. You should also not consider free cash flow as a measure of liquidity. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the six month period ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$ 51,450	$ 29,631
Less: capital expenditures	9,858	8,600
Free cash flow	$ 41,592	$ 21,031

The increase in free cash flow in 2006 compared to 2005 was due to an increase in cash provided by operating activities, primarily as a result of higher net income, partially offset by an increase in capital expenditures. At June 30, 2006 and December 31, 2005, we had working capital of $83.6 million and $83.7 million, respectively.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2006 and 2005 (in thousands):

	Six Months Ended June 30,
	2006	2005
Cash provided by/(used in):	(Unaudited)
Operating activities	$ 51,450	$ 29,631
Investing activities	(8,350)	(6,823)
Financing activities	(44,694)	(19,906)
Net change in cash and cash equivalents	$ (1,594)	$ 2,902

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income coupled with increases in current and long-term liabilities due to timing of payments offset by increases in accounts receivable attributable to higher sales.

The increase in cash flows used in investing activities was primarily due to an incremental increase in capital expenditures in 2006 of $1.2 million.

The increase in cash flows used in financing activities related primarily to the number of shares repurchased under our common share repurchase program. In the first six months of 2006, we repurchased approximately 1.5 million shares for an aggregate price of $77.6 million compared to approximately 0.6 million shares for an aggregate price of $15.8 million during the six months ended June 30, 2005. The increase in cash flows used in financing activities were partially offset by a net increase of $25.2 million in debt borrowings to fund such purchases under our long-term revolving credit facility for 2006 and an increase in stock options exercised of $8.3 million.

We maintain a revolving credit facility ("Credit Facility") allowing for an aggregate borrowing capacity of $125.0 million. The maturity date of the Credit Facility is December 20, 2010. As amended, this agreement provides an option to increase the commitment under the Credit Facility to $175.0 million, if certain conditions are met. Available capacity under the Credit Facility was $14.9 million as of June 30, 2006. Our available borrowing capacity was reduced by outstanding letters of credit and performance guarantees and bonds totaling $7.1 million at June 30, 2006 related to certain projects in progress. The Credit Facility requires interest payments to be made based on the interest period selected. At June 30, 2006, the weighted average interest rate of amounts outstanding under the Credit Facility was 6.00%, and the weighted average interest rate for the six months ended June 30, 2006 under this facility was 5.74%.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at June 30, 2006. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

On April 20, 2006, we announced a 2-for-1 stock split with effect from July 1, 2006 subject to shareholder approval at our Annual Shareholders' Meeting (the "Meeting") on June 28, 2006 and the completion of certain administrative filings on July 1, 2006. At the Meeting, a majority of votes was received to approve the stock split. However, based on interpretive guidance of Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") that was made available to us after the Meeting, which indicated that adjustments, including reorganizations, such as stock splits, to equity-based compensation awards require the recognition of compensation expense in certain circumstances, our Board of Supervisory Directors determined that the stock split was no longer in the best interest of our shareholders, and accordingly, the stock split was cancelled prior to its completion.

Our shareholders at the Meeting approved the cancellation of all of the treasury shares we had repurchased up to the date of the Meeting, which on that date was 2,476,997. They also approved the extension of the authority of our Management Board to repurchase up to 10% of our outstanding share capital of until December 28, 2007. These 2,476,997 treasury shares were cancelled in June 2006 at historical cost, totaling $106.8 million, or $43.12 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock. At June 30, 2006, we had the authority to repurchase 2,519,026 additional shares under our stock repurchase program.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures of Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K as of December 31, 2005.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Form 10-K for the year ended December 31, 2005.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2006 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of on Consolidated Interim Financial Statements in Part I, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
April 1-30, 2006	208,200	$ 55.53	208,200	780,205
May 1-31, 2006 (1)	398,567	$ 61.14	398,567	381,638
June 1-30, 2006	264,300	$ 54.49	264,300	2,519,026
Total	871,067	$ 57.78	871,067

(1) Contains 195,467 shares valued at $12.4 million, or $63.60 per share, acquired pursuant to the terms of a compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this arrangement in May 2006.

Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in March 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual meeting subsequent to 1995, our shareholders have renewed that authorization. At our annual meeting on June 28, 2006, our shareholders approved a further extension of this authority for an additional 18-month period from the date of the annual meeting until December 28, 2007 and authorized the repurchase of 2,542,126 shares.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders on June 28, 2006, our shareholders elected two Class III Supervisory Directors consisting of Richard L. Bergmark and Alexander Vriesendorp, to serve until our annual meeting in 2009 and until their successors have been duly elected and qualified.

The vote tabulation for the individual Supervisory Directors was as follows:

Director	Shares for	Shares abstained
Richard L. Bergmark	17,474,522	567,389
Alexander Vriesendorp	17,474,522	567,389

The following Directors terms continue beyond 2006:

Director	Year Term Expires
D. John Ogren	2007
Joseph R. Perna	2007
Jacobus Schouten	2007
David M. Demshur	2008
Rene R. Joyce	2008
Michael C. Kearney	2008

Shareholders also confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 2005. The proposal was approved by 17,943,656 votes in favor, 57,567 votes against, with 40,717 abstentions.

Shareholders approved the cancellation of all of the treasury shares we had repurchased up to the date of the meeting, which on that date was 2,476,997. The proposal was approved by 17,987,524 votes in favor, 15,084 votes against, with 39,333 abstentions.

Shareholders approved the extension of the authority of our Management Board to repurchase up to 10% of the outstanding share capital until December 28, 2007. The proposal was approved by 17,793,972 votes in favor, 20,031 votes against, with 227,938 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) of the Company's common and/or preferred shares until June 28, 2011. The proposal was approved by 16,391,673 votes in favor, 1,411,792 votes against, with 238,475 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of the Company's common shares until June 28, 2011. The proposal was approved by 11,187,826 votes in favor, 1,566,015 votes against, with 52,743 abstentions.

Shareholders approved the amendment and restatement of the Core Laboratories N.V. 1995 Nonemployee Director Stock Option Plan, which among other things, changed the name of the plan to the Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan. The proposal was approved by 11,437,979 votes in favor, 1,285,309 votes against, with 83,296 abstentions.

Shareholders approved amendments of the Core Laboratories N.V. articles of association in order to make mandatory revisions to comply with recent changes in Dutch law, including a capital increase as the result of the conversion of the par value of each share from guilders (NLG 0.03) to euros (EUR 0.04). The proposal was approved by 17,952,421 votes in favor, 43,875 votes against, with 45,645 abstentions.

Shareholders approved an amendment of the Core Laboratories N.V. articles of association to amend certain provisions relating to indemnification of directors. The proposal was approved by 17,889,696 votes in favor, 75,068 votes against, with 77,177 abstentions.

Shareholders approved a two-for-one stock split authorized by the Supervisory Board and thereby reduce the par value of each share from EUR 0.04 to EUR 0.02. The proposal was approved by 17,979,589 votes in favor, 29,506 votes against, with 32,851 abstentions. This was subsequently annulled.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the year ended December 31, 2006. The proposal was approved by 17,946,789 votes in favor, 63,065 votes against, with 32,087 abstentions.

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)
3.2	-	Amendments to the Articles of Association of Core Laboratories N.V.	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders
4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 000-26710)
10.2	-	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Dated:	July 27, 2006	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
Duly Authorized Officer and
Principal Financial Officer

Certification

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

Date: July 27, 2006	By:	/s/ David M. Demshur
David M. Demshur
Chief Executive Officer

Certification

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

Date: July 27, 2006	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Exhibit 32.1

Certification of

Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended June 30, 2006, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 27, 2006	/s/ David M. Demshur
Name: David M. Demshur
Title: Chief Executive Officer

Exhibit 32.2

Certification of

Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended June 30, 2006, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 27, 2006	/s/ Richard L. Bergmark
Name: Richard L. Bergmark
Title: Chief Financial Officer