Form 10-Q
period 2006-09-30
CORE LABORATORIES N V
filed 2006-10-26
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of common shares of the Registrant, par value EUR 0.04 per share, outstanding at October 25, 2006 was 25,089,386.

CORE LABORATORIES N.V.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2006 (Unaudited) and December 31, 2005	1

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended
	September 30, 2006 and 2005	2

	Consolidated Statements of Operations (Unaudited) for the Nine Months Ended
	September 30, 2006 and 2005	3

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended
	September 30, 2006 and 2005	4

	Notes to (Unaudited) Consolidated Interim Financial Statements	5

Item 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures of Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

	Signature	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 12,456	$ 13,743
Accounts receivable, net of allowance for doubtful accounts of $4,760 and
$4,526 at 2006 and 2005, respectively	111,062	99,129
Inventories, net	31,772	29,104
Prepaid expenses and other current assets	14,266	11,269
TOTAL CURRENT ASSETS	169,556	153,245

PROPERTY, PLANT AND EQUIPMENT, net	87,482	81,342
INTANGIBLES, net	6,566	6,720
GOODWILL	132,618	132,618
DEFERRED TAX ASSET	14,665	11,452
OTHER ASSETS	9,983	9,224
TOTAL ASSETS	$ 420,870	$ 394,601

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 181	$ 2,544
Accounts payable	30,769	32,557
Accrued payroll and related costs	25,401	17,371
Taxes other than payroll and income	6,919	5,660
Income taxes payable	8,485	-
Unearned revenues	5,567	3,233
Other accrued expenses	9,189	7,391
Current liabilities of discontinued operations	-	800
TOTAL CURRENT LIABILITIES	86,511	69,556

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	107,002	86,104
DEFERRED COMPENSATION	9,586	7,585
OTHER LONG-TERM LIABILITIES	25,859	16,034
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,477	1,065

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value in 2006 and EUR 0.01 par value in 2005;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value in 2006 and EUR 0.01 par value in 2005;
100,000,000 shares authorized, 25,527,327 issued and 25,089,385 outstanding at 2006
and 26,797,354 issued and 25,774,339 outstanding at 2005	1,446	474
Additional paid-in capital	18,249	103,832
Deferred compensation	-	(940)
Retained earnings	198,937	141,448
Treasury shares (at cost), 437,942 at 2006 and 1,023,015 at 2005	(28,197)	(30,557)
TOTAL SHAREHOLDERS' EQUITY	190,435	214,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 420,870	$ 394,601

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended September 30,
	2006	2005
	(Unaudited)
REVENUES:
Services	$ 109,950	$ 90,328
Product Sales	35,576	29,856
	145,526	120,184
OPERATING EXPENSES:
Cost of services	74,240	69,737
Cost of sales	26,282	23,027
General and administrative expenses	6,250	10,873
Depreciation	4,423	3,922
Amortization	94	124
Other (income), net	447	(1,636)
OPERATING INCOME	33,790	14,137
Interest expense	1,930	1,923
Income before income tax expense	31,860	12,214
Income tax expense	9,476	4,724
NET INCOME	$ 22,384	$ 7,490

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 0.88	$ 0.29

Diluted earnings per share	$ 0.83	$ 0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,304	26,108

Diluted	26,951	28,121

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
REVENUES:
Services	$ 315,423	$ 272,309
Product Sales	107,455	82,211
	422,878	354,520
OPERATING EXPENSES:
Cost of services	221,768	207,780
Cost of sales	79,097	65,568
General and administrative expenses	25,458	26,180
Depreciation	12,473	11,976
Amortization	256	364
Other (income), net	(2,969)	(1,678)
OPERATING INCOME	86,795	44,330
Interest expense	4,785	6,034
Income before income tax expense	82,010	38,296
Income tax expense	24,521	11,834
NET INCOME	$ 57,489	$ 26,462

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 2.25	$ 1.01

Diluted earnings per share	$ 2.11	$ 0.95

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,551	26,095

Diluted	27,304	27,996

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 57,489	$ 26,462
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	577	891
Inventory obsolescence	1,553	2,276
Equity in loss (income) of affiliates	53	(44)
Minority interest	151	(159)
Stock-based compensation	3,611	12,135
Depreciation and amortization	12,729	12,340
Debt issuance costs amortization	86	228
Gain on sale of assets	(782)	(518)
Gain on involuntary sale of fixed asset	-	(875)
Gain on insurance recovery	(492)	(534)
Increase in value of life insurance policies	(132)	(91)
Deferred income taxes	(5,792)	651
Changes in assets and liabilities, net of effect of dispositions:
Accounts receivable	(13,765)	(3,411)
Inventories	(5,770)	(3,099)
Prepaid expenses and other current assets	(584)	2,064
Other assets	(42)	26
Accounts payable	(1,237)	(1,625)
Accrued expenses	21,514	3,514
Other long-term liabilities	10,911	5,552
Net cash provided by operating activities	80,078	55,783
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,347)	(12,291)
Patents and other intangibles	(103)	(103)
Proceeds from sale of assets	2,222	3,422
Premiums on life insurance	(753)	(475)
Net cash used in investing activities	(14,981)	(9,447)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(23,439)	(31,762)
Proceeds from debt borrowings	42,000	9,000
Capital lease obligations	(24)	(182)
Stock options exercised	13,859	7,012
Excess tax benefits from stock-based payments	5,671	-
Debt issuance costs	-	(314)
Repurchase of common shares	(104,451)	(27,012)
Net cash used in financing activities	(66,384)	(43,258)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,287)	3,078
CASH AND CASH EQUIVALENTS, beginning of period	13,743	16,030
CASH AND CASH EQUIVALENTS, end of period	$ 12,456	$ 19,108

Non-cash investing and financing activities:
Change in par value of common stock	$ 977	$ -
Financial capital expenditures	$ 2,350	$ 18
Common stock issued pursuant to share-based compensation arrangements	$ -	$ 9,104

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the nine months ended September 30, 2006 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2006.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)
Finished goods	$ 25,914	$ 22,896
Parts and materials	7,812	7,381
Work in progress	1,019	1,183
Total inventories	34,745	31,460
Less - valuation reserves	2,973	2,356
Inventories, net	$ 31,772	$ 29,104

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the nine months ended September 30, 2006. The composition of goodwill by business segment at September 30, 2006 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2005.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)
Credit Facility	$ 107,000	$ 86,000
Capital lease obligations	11	36
Other indebtedness	172	2,612
Total debt and capital leases obligations	107,183	88,648
Less - short-term debt included in other indebtedness	72	2,412
Less - current maturities of long-term debt and capital lease obligations	109	132
Long-term debt and capital lease obligations	$ 107,002	$ 86,104

We maintain a revolving credit facility ("Credit Facility") allowing for an aggregate borrowing capacity of $125.0 million. The maturity date of the Credit Facility is December 20, 2010. As amended, this agreement provides an option to increase the commitment under the Credit Facility to $175.0 million, if certain conditions are met. Our available borrowing capacity was reduced by outstanding letters of credit and performance guarantees and bonds totaling $6.3 million at September 30, 2006 related to certain projects in progress. Available capacity under the Credit Facility was $11.7 million as of September 30, 2006. The Credit Facility requires interest payments to be made based on the interest period selected. At September 30, 2006, the weighted average interest rate of amounts outstanding under the Credit Facility was 6.08%, and the weighted average interest rate for the nine months ended September 30, 2006 under this facility was 5.93%.

5. PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned. We fund the future obligations of this plan by purchasing investment contracts from a large national insurance company. We make annual premium payments, based upon each employee's age and current salary, to the insurance company.

The following table summarizes the components of net periodic pension cost under this plan for the three and nine months ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Service cost	$ 295	$ 166	$ 905	$ 523
Interest cost	221	195	678	613
Expected return on plan assets	(214)	(221)	(657)	(695)
Unrecognized pension asset	(20)	(21)	(62)	(71)
Unrecognized pension obligation	54	-	167	-
Net periodic pension cost	$ 336	$ 119	$ 1,031	$ 370

During the nine months ended September 30, 2006, we contributed approximately $1.2 million, as determined by the insurance company, to fund the estimated 2006 premiums on investment contracts held by the plan.

6. COMMITMENTS AND CONTINGENCIES

Executive Employment Agreements

In 1998, we entered into employment agreements with our four senior executive officers that provided for severance benefits.  The present value of the long-term liability for the benefits due upon severing the employment of these employees is approximately $2.2 million at September 30, 2006.

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

7. SHAREHOLDERS' EQUITY

During the three and nine months ended September 30, 2006, we repurchased 414,842 of our common shares for $26.8 million, at an average price of $64.68 per share, and 1,891,924 of our common shares for $104.5 million, at an average price of $55.21 per share. In January 2006, 42,015 shares valued at $1.8 million, or $42.98 per share, and in May 2006, 195,467 shares valued at $12.4 million, or $63.60 per share, were acquired pursuant to the terms of a stock-based compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this arrangement.

For the three and nine months ended September 30, 2006, we issued 100,068 and 942,570 of our common shares, associated with stock option exercises for which we received proceeds of approximately $1.6 million and $13.9 million.

At our Annual Shareholders' Meeting on June 28, 2006 (the "Meeting"), our shareholders approved the cancellation of all of the 2,476,997 treasury shares we had repurchased up to the date of the Meeting. These 2,476,997 treasury shares were cancelled in June 2006 at historical cost, totaling $106.8 million, or $43.12 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock. Our shareholders also approved the extension of the authority of our Management Board to repurchase up to 10% of the Company's outstanding share capital up through December 28, 2007. At September 30, 2006, we had the authority to repurchase up to 2,104,184 additional shares under our stock repurchase program.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	25,304	26,108	25,551	26,095
Effect of dilutive securities:
Stock options (1)	1,421	1,540	1,498	1,515
Contingent shares	159	245	146	256
Restricted stock and other	67	228	109	130
Weighted average diluted common and potential common shares outstanding	26,951	28,121	27,304	27,996

______________________

(1) The effect of anti-dilutive shares associated with these securities has been excluded from the diluted weighted average share calculations at September 30, 2006 and 2005. If these shares had been included, the impact would have been a decrease in weighted average shares outstanding of 0 shares for the three and nine months ended September 30, 2006, respectively and 1 and 6 shares for the three and nine months ended September 30, 2005, respectively.

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

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the three and nine months ended September 30, 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation", and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results from prior periods have not been restated. This statement requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. We previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25"). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under our employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options are disclosed below per SFAS Statement No. 123, "Accounting for Stock-Based Compensation."

As a result of adopting SFAS 123R, we included approximately $1.0 million and $3.6 million of stock-based compensation expense in the Consolidated Statements of Operations for the three and nine month period ended September 30, 2006, respectively. The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation in the prior year comparable period is as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
(Unaudited)
Net income (loss) as reported:	$ 7,490	$ 26,462
Add: stock-based compensation expense included in reported income, net of tax	3,841	5,270
Less: stock-based compensation expense determined under fair value method, net of tax	(4,250)	(6,443)
Pro forma income (loss)	$ 7,081	$ 25,289
Basic earnings (loss) per share:
As reported	$ 0.29	$ 1.01
Pro forma	$ 0.27	$ 0.97
Diluted earnings (loss) per share:
As reported	$ 0.27	$ 0.95
Pro forma	$ 0.25	$ 0.90

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

For the three and nine months ended September 30, 2006, stock-based compensation expense recognized in the income statement is as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006
	(Unaudited)
Cost of sales and services	$ 331	$ 1,140
General and administrative	710	2,460
Total stock-based compensation expense	$ 1,041	$ 3,600

Stock Options

The Plan, as amended, provided for a maximum of 5,400,000 common shares to be granted to eligible employees. Awards under this plan are provided to encourage stock ownership by corporate and divisional management, as we believe that widespread common share ownership by key employees is an important means of encouraging superior performance and retaining employees. Stock options that have been granted under this plan have historically been granted at market value on the date of grant, are exercisable for a period of 10 years and vest in equal installments over four years. Common share options were, and restricted stock award grants are, considered annually based on competitive multiples of base salary. Senior executives typically have a higher multiple and, as such, have a greater portion of their total compensation linked to our long-term success. In determining the appropriate grant multiples, we target the market median among publicly held oilfield service companies of similar size. At September 30, 2006, approximately 77,700 shares were available for future issuance under the Plan. No stock options have been granted during 2006 under the Plan.

On June 28, 2006, the 1995 Nonemployee Director Stock Option Plan, which provides common shares for grant to our eligible Supervisory Directors, was amended, restated and renamed as the 2006 Nonemployee Director Stock Incentive Plan. The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the Director Plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Under the Director Plan, each nonemployee Supervisory Director is generally granted 2,000 performance restricted shares (4,000 shares if such nonemployee Supervisory Director is the Chairman) that will vest at the end of a three-year measurement period subject to our performance as measured against certain predetermined metrics each year generally on the first date in the calendar year set by the Supervisory Board for the issuance of equity-based awards to more than 10 employees under our Plan. Only nonemployee Supervisory Directors are eligible for these equity-based awards. As of September 30, 2006, approximately 80,000 shares were available for issuance under the Director Plan. Although restricted shares have been granted in 2006 in accordance with the above, no stock options have been granted during 2006 under the Director Plan.

In December 2005, we accelerated the vesting of all outstanding unvested options. Prior to the modification, there were 322,072 stock options that were unvested, which represented less than 12% of the total stock options that were outstanding. The options were vested in anticipation of the adoption of SFAS No. 123R as the Option Subcommittee determined that the administrative costs of applying the provisions of SFAS No. 123R to the few remaining unvested options far exceeded the benefit of allowing these options to vest as originally scheduled under the plans. As a result of the modification, we determined that the increase in the intrinsic value of the unvested options over the original grant price was approximately $7.9 million. Due to the accelerated vesting, we recorded $0.1 million in non-cash compensation charge which is related to the excess of the intrinsic value over the fair market value of the our stock on the acceleration date of those options that would have been forfeited or expired unexercised had the vesting not been accelerated.  In determining the forfeiture rates of the stock options, we reviewed the unvested options' original life, time remaining to vest and whether these options were held by our officers and directors.  The compensation charge is adjusted in future period financial results as actual forfeitures are realized.  For the nine months ended September 30, 2006, there were no material changes in actual forfeitures from estimates.

The following table presents the change in outstanding stock options issued under the Plan and the Director Plan for the nine months ended September 30, 2006:

	Options Outstanding	Range of Exercise Prices	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance as of December 31, 2005	2,735,159	$ 0.01 - 61.19	$ 13.48	$ 50.32
Options granted	-	-	-	-
Options exercised	(942,570)	8.38 - 61.19	14.70	49.10
Options canceled	(62,746)	8.40 - 23.00	16.10	47.70
Balance as of September 30, 2006	1,729,843	$ 0.01 - 25.00	$ 12.72	$ 51.08

Exercisable	1,729,843	$ 0.01 - 25.00	$ 12.72	$ 51.08

The aggregate intrinsic value in the table represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the quarter and the exercise price) that would have been received by the option holders had all option holders exercised their options on September 30, 2006.

For the three and nine months ended September 30, 2006, cash received from the exercise of stock options was $1.6 million and $13.9 million, respectively.

The following table summarizes stock options outstanding and exercisable as of September 30, 2006 by exercise price range:

	Options Outstanding/ Exercisable	Weighted Average Remaining Life	Weighted Average Exercise Price
Range of Exercise Prices:
$0.01	41,465	3.3	$ 0.01
$7.09 to $11.15	838,896	6.2	9.48
$13.06 to $16.10	521,238	4.5	14.89
$18.38 to $23.00	324,244	3.5	19.05
$25.00	4,000	9.2	25.00
	1,729,843	5.1	$ 12.72

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

Pursuant to the ESMP, on June 1, 2005, we issued an additional 76,200 restricted shares (the "Restricted Gross-Up Shares") in the aggregate to the participants to reimburse them for tax liabilities resulting from the vesting of the original grant in June 2005 of 132,853 restricted shares under the ESMP and their eventual vesting in the Restricted Gross-Up Shares. In order to vest in the Restricted Gross-Up Shares, a participant generally must remain in our employment until June 1, 2007, and maintain continuous ownership until such date of (a) the equivalent number of shares the participant initially purchased in order to receive the original restricted matching share award plus (b) a number of the shares received in the restricted matching share award (which number of shares is generally equal to all of the shares included in the restricted matching share award less a percentage of such shares surrendered by the participant to pay applicable taxes upon their vesting). A participant may become vested in some or all of the Restricted Gross-Up Shares prior to June 1, 2007, in the event of a change in control or the termination of the participant's employment by reason of death, disability, an involuntary termination without cause, or after attaining the age of 60 and completing 10 years of employment with us.

Upon adoption of SFAS 123R, the Restricted Gross-Up Shares were classified as an equity award as a result of the service condition. Historically, we had accounted for the Restricted Gross Up Shares under APB 25 as a variable award and remeasured it at each balance sheet date.  Effective January 1, 2006, the fair value of the Restricted Gross Up Shares is fixed at the original grant-date fair value with compensation recorded over the vesting period based on the estimated number of shares that management believes will ultimately vest. During the nine months ended September 30, 2006, we recorded approximately $0.7 million of compensation expense for the Restricted Gross-Up Shares. As of September 30, 2006, approximately 33% of the Restricted Gross-Up Shares remain unvested, assuming that all the awards will ultimately vest, resulting in approximately $0.7 million of compensation expense to be recognized through the ultimate vesting date of June 1, 2007.

Performance Share Award Program

Awards Under the Plan

Under the PSAP, certain executives were awarded rights to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Rights relating to an aggregate of 125,000 shares ("Tranche 2"), 120,000 shares ("Tranche 3"), and 120,000 shares ("Tranche 4") were issued with respect to the performance periods ending on December 31, 2005, 2006, and 2007, respectively. Unless there is a change in control, as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods.

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

Awards Under the Director Plan

On September 15, 2006, we issued rights relating to an aggregate of 12,000 shares under the Director Plan to our non employee Supervisory Directors for which the performance period began on September 15, 2006 and ends on September 15, 2009, ("Director Tranche 1"). The performance target for Director Tranche 1 is based on a calculated ROE, as defined in the Director Tranche 1 agreement, that equals or exceeds the pre-determined target ROE of 35%. Unless there is a change in control, none of these 12,000 shares will be issued if our ROE is less than 28% for the three-year performance period. If our ROE for the performance period equals 28%, then 20% of the shares will be issued, and if our ROE for the performance period equals or exceeds 35%, then 100% of the shares will be issued. If our ROE for the performance period is greater than 28% but less than 35%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is an equity award under SFAS 123R that will require us to recognize compensation expense totaling $0.8 million over a three-year period that began on September 15, 2006.

Upon adoption of SFAS 123R, all of the PSAP shares were classified as equity awards.  The performance targets for Tranche 2 and half of Tranche 3 associated with the OSX are considered to be a market condition, while the performance targets for the other half of Tranche 3 and all of Tranche 4 are considered to be a performance condition.  Historically, we had accounted for these instruments under APB 25 as variable awards and remeasured them at each balance sheet date.  Effective January 1, 2006, the fair value of the awards are fixed at the original grant-date fair value with compensation recorded over the vesting period based on the estimated number of awards that management believes will ultimately vest.

In January 2006, the Options Subcommittee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to an aggregate of 125,000 shares under Tranche 2 and we issued these 125,000 common shares on January 17, 2006. The intrinsic value of the award was approximately $5.4 million, which had been recorded as stock-based compensation through December 31, 2005. Simultaneously, we repurchased 42,015 of these common shares from the participants at the closing market price on that day to settle personal tax liabilities which may result from the issuance of these shares, as permitted by the agreement. We recorded these repurchased shares as treasury stock with an aggregate cost of $1.8 million, at $42.98 per share. Accordingly, at September 30, 2006, there remains outstanding rights with respect to 120,000 shares under Tranche 3, rights with respect to 118,000 shares under Tranche 4, and rights with respect to 12,000 shares under Director Tranche 1, which may vest at December 31, 2006, December 31, 2007, and September 15, 2009, respectively. The total compensation related to the nonvested portion of Tranche 3, Tranche 4 and Director Tranche 1 is approximately $0.2 million, $1.1 million and $0.8 million, respectively. The weighted average period over which this compensation will be recognized is 15 months. We included $0.2 million of compensation expense for each of Tranche 3 and Tranche 4 and $11,000 of compensation expense for Director Tranche 1 in our results of operations for the three months ended September 30, 2006.

For diluted weighted average shares outstanding, based on our common stock's performance relative to the OSX and our ROE, using the treasury stock method, we calculated 159,129 and 146,114 contingently issuable PSAP shares for the three and nine month period ending September 30, 2006, respectively. See Note 8, Earnings Per Share.

Restricted Share Award Program

The Options Subcommittee of our Board of Supervisory Directors has previously approved the RSAP to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement, in 2005, we granted to key employees an aggregate of 142,600 restricted shares of our common stock under the RSAP at a grant date fair value of $26.80. This arrangement is a fixed award which would have required us to recognize compensation expense totaling $3.8 million over a seven-year vesting period that began on January 1, 2005. This award also contained two performance accelerators either of which, if satisfied, or if certain other events occured as specified in the related agreements, may have required earlier recognition of this expense. The first performance accelerator required that our average closing stock price attain a level equal to or above $28 per share over a period of 20 consecutive trading days ending within the period beginning on the 21st trading day after April 1, 2006 and ending on April 1, 2008. The second performance accelerator required the average closing stock price to attain a level equal to or above $32 per share over a period of 20 consecutive trading days ending within the period beginning on the first trading day after April 1, 2008 and ending April 1, 2010. Upon adoption of SFAS 123R, the RSAP was classified as an equity award. The RSAP was originally recorded at the grant-date fair value and was being amortized over the expected life of the award.  On May 1, 2006 the first performance accelerator was met and 139,400 shares vested with approximately $0.2 million and $0.9 million of compensation expense being recorded for the three and nine months ended September 30, 2006, respectively. Simultaneously, we repurchased 38,748 of these common shares from the participants at the closing market price on that day to settle personal tax liabilities which may result from the vesting of these shares, as permitted by the agreement. We recorded these repurchased shares as treasury stock with an aggregate cost of $2.4 million, or $63.20 per share.

In May 2006, the Options Subcommittee of the Board of Supervisory Directors approved a grant of 163,500 restricted shares to key employees under the RSAP program. These shares vest in the amount of 1/6th of each grant on each of the six annual anniversaries following the date of grant; provided, however, that full vesting will occur if an employee's employment is terminated by reason of death or disability or if an employee continues in our employment until the date upon which a change of control occurs. Similar to the grant discussed previously, this arrangement is an equity award under SFAS 123R that will require us to recognize compensation expense totaling $8.3 million over a six-year vesting period that began on May 15, 2006. We recorded compensation expense totaling $0.4 million and $0.6 million under this arrangement for the three and nine months ended September 30, 2006. The estimate of future compensation expense includes a 2% forfeiture rate which was derived from historical actual forfeitures by employees that have typically been granted such awards adjusted for management's expectations of future forfeitures.

Nonvested restricted stock awards as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	502,400	$ 21.08
Granted	175,500	57.83
Vested	264,400	19.58
Forfeited	4,800	57.36
Nonvested at September 30, 2006	408,700	$ 37.41

We have not issued shares out of treasury stock upon the exercise of options or lapsing of vesting restrictions on restricted stock.

10. OTHER (INCOME)

The components of other (income), net, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Minority interest	$ 77	$ (263)	$ 151	$ (159)
Loss (gain) on sale of assets	(76)	(614)	(782)	(518)
Foreign exchange (gain) loss	430	(142)	(1,032)	1,428
Interest income	(54)	(238)	(161)	(371)
Gain on involuntary sale of asset	-	-	-	(875)
Gain on insurance recovery	-	-	(492)	(534)
Other	70	(379)	(653)	(649)
Total other (income), net	$ 447	$ (1,636)	$(2,969)	$(1,678)

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. The final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million in excess of the gain recorded in 2005.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
British Pound	$ 5	$ 53	$ (48)	$ 204
Canadian Dollar	44	(288)	(336)	(79)
Euro	(16)	(38)	(270)	282
Russian Ruble	172	(29)	(290)	181
Venezuelan Bolivar	6	32	21	399
Other currencies	219	128	(109)	441
Total (gain) loss	$ 430	$ (142)	$ (1,032)	$ 1,428

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

Summarized financial information related to our business segments is shown in the following tables (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2006
Revenues from unaffiliated customers	$ 81,090	$ 55,113	$ 9,323	$ -	$ 145,526
Inter-segment revenues	24	194	21	(239)	-
Segment operating income	17,646	13,841	2,086	217	33,790
Total assets	210,604	159,276	16,387	34,603	420,870
Capital expenditures	3,929	1,247	81	3,582	8,839
Depreciation and amortization	2,306	1,231	119	861	4,517

Three Months Ended September 30, 2005
Revenues from unaffiliated customers	69,189	44,611	6,384	-	120,184
Inter-segment revenues	190	(178)	-	(12)	-
Segment operating income (loss)	9,495	7,642	953	(3,953)	14,137
Total assets	201,128	150,555	15,044	29,313	396,040
Capital expenditures	1,892	1,413	155	231	3,691
Depreciation and amortization	2,294	1,051	120	581	4,046

Nine Months Ended September 30, 2006
Revenues from unaffiliated customers	232,436	162,826	27,616	-	422,878
Inter-segment revenues	263	526	27	(816)	-
Segment operating income (loss)	41,098	39,434	6,658	(395)	86,795
Total assets	210,604	159,276	16,387	34,603	420,870
Capital expenditures	10,319	4,165	408	3,805	18,697
Depreciation and amortization	6,785	3,631	341	1,972	12,729

Nine Months Ended September 30, 2005
Revenues from unaffiliated customers	208,307	127,809	18,404	-	354,520
Inter-segment revenues	428	97	82	(607)	-
Segment operating income (loss)	24,606	20,929	2,764	(3,969)	44,330
Total assets	201,128	150,555	15,044	29,313	396,040
Capital expenditures	5,369	5,439	432	1,051	12,291
Depreciation and amortization	7,371	2,953	364	1,652	12,340

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 158 ("FAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R), which addresses the funding status of our defined benefit postretirement plans and may require us to recognize a net liability or asset on our balance sheet starting as of December 31, 2006. FAS 158 will become effective for financial statements issued for fiscal years ending after December 15, 2006. We will adopt this standard as of December 31, 2006. We are currently evaluating the impact of adopting FAS 158 on our financial statements however we do not expect this pronouncement to have a material impact on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to our 2007 fiscal year opening retained earnings. We will adopt this standard the first quarter of 2007. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2006 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Cautionary Statement Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this 10-Q, are forward looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

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

Recent Developments

Effective the beginning of the first quarter of fiscal year 2006, we adopted the provisions of Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under that method, prior periods are not restated. Stock-based compensation expense recognized totaled approximately $1.0 million and $3.6 million (on a pre-tax basis) during the three and nine months ended September 30, 2006, respectively, for various equity-based incentive plans.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American activity levels of our clients during 2006 to remain somewhat higher than their activity levels in 2005. We also believe that the activity levels outside of North America for 2006 will continue to remain higher than activity levels for 2005.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended September 30,				% Change
	2006		2005		2006/2005
REVENUES:
Service	$109,950	76%	$ 90,328	75%	22%
Product sale	35,576	24%	29,856	25%	19%
Total revenue	145,526	100%	120,184	100%	21%
OPERATING EXPENSES:
Cost of services*	74,240	68%	69,737	77%	6%
Cost of sales*	26,282	74%	23,027	77%	14%
Total cost of services and sales	100,523	69%	92,764	77%	8%
General and administrative expenses	6,250	4%	10,873	9%	(43%)
Depreciation and amortization	4,517	3%	4,046	3%	12%
Other (income), net	447	-	(1,636)	(1%)	(127%)
Operating income	33,790	23%	14,137	12%	139%
Interest expense	1,930	1%	1,923	2%	-
Income before income tax expense	31,860	22%	12,214	10%	161%
Income tax expense	9,476	7%	4,724	4%	101%
NET INCOME	$ 22,384	15%	$ 7,490	6%	199%

*Percentage based on applicable revenue rather than total revenue

	Nine Months Ended September 30,				% Change
	2006		2005		2006/2005
REVENUES:	(dollars, in thousands)
Service	$315,423	75%	$272,309	77%	16%
Product sale	107,455	25%	82,211	23%	31%
Total revenue	422,878	100%	354,520	100%	19%
OPERATING EXPENSES:
Cost of services*	221,768	70%	207,780	76%	7%
Cost of sales*	79,097	74%	65,568	80%	21%
Total cost of services and sales	300,866	71%	273,348	77%	10%
General and administrative expenses	25,458	6%	26,180	7%	(3%)
Depreciation and amortization	12,729	3%	12,340	3%	3%
Other (income), net	(2,969)	(1%)	(1,678)	-	77%
Operating income	86,795	21%	44,330	13%	96%
Interest expense	4,785	1%	6,034	2%	(21%)
Income before income tax expense	82,010	19%	38,296	11%	114%
Income tax expense	24,521	6%	11,834	3%	107%
NET INCOME	$ 57,489	14%	$ 26,462	7%	117%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005 (unaudited)

Service Revenues

Service revenues increased to $110.0 million for the third quarter of 2006, up 22% when compared to $90.3 million for the third quarter of 2005. For the nine months ended September 30, 2006, service revenues increased 16% to $315.4 million compared to $272.3 million for the respective period in 2005. This increase in revenue was primarily due to the continued strong commodity price of oil which is driving increased demand for oilfield activities globally. This increased activity in turn continued to create increased demand for the services we provide.

Product Sale Revenues

Revenues associated with product sales increased to $35.6 million for the third quarter of 2006, up 19% from $29.9 million for the third quarter of 2005. For the nine months ended September 30, 2006, product sale revenues increased 31% to $107.5 million compared to $82.2 million for the same period in 2005. This increase was primarily the result of increased drilling activity on a global basis, but more specifically for natural gas in the North American markets which resulted in higher demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of service revenue was 68% for the quarter ended September 30, 2006, down from 77% for the corresponding quarter in 2005. For the nine-month period ending September 30, 2006, cost of services expressed as a percentage of service revenue was 70% as compared to 76% for the same period for 2005. The decline in the cost of services relative to service revenue was primarily as a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 74% for the quarter ended September 30, 2006, which was an improvement from the 77% for the same period in 2005. For the nine-month period ending September 30, 2006, cost of product sales expressed as a percentage of sales revenue was 74% which was an improvement from the 80% for the same period in 2005. The decrease in cost of sales as a percentage of product sale revenues for 2006 was primarily due to growing demand for new higher margin products and efforts in prior years to improve our manufacturing efficiencies.

General and Administrative Expenses

General and administrative expenses were $6.3 million for the third quarter of 2006 compared to $10.9 million for the third quarter of 2005. In the third quarter of 2005 we recorded stock-based compensation expense of $4.3 million when it was incurred, as compared to the current year in which the expense is recognized equally across all periods under SFAS 123R. For the nine-month periods ended September 30, 2006 and 2005, general and administrative expenses decreased $0.7 million to $25.5 million from $26.2 million.

Depreciation and Amortization Expense

Depreciation and amortization expense of $4.5 million for the third quarter of 2006 increased $0.5 million, from $4.0 million for the third quarter of 2005. For the nine-month period ended September 30, 2006, depreciation and amortization expense was $12.7 million, comparable to $12.3 million for the same period in the prior year.

Other (Income), Net

Other (income), net consisted of the following at September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Minority interest	$ 77	$ (263)	$ 151	$ (159)
Loss (gain) on sale of assets	(76)	(614)	(782)	(518)
Foreign exchange (gain) loss	430	(142)	(1,032)	1,428
Interest income	(54)	(238)	(161)	(371)
Gain on involuntary sale of asset	-	-	-	(875)
Gain on insurance recovery	-	-	(492)	(534)
Other	70	(379)	(653)	(649)
Total other (income), net	$ 447	$ (1,636)	$(2,969)	$(1,678)

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. The final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million in excess of the gain recorded in 2005.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
British Pound	$ 5	$ 53	$ (48)	$ 204
Canadian Dollar	44	(288)	(336)	(79)
Euro	(16)	(38)	(270)	282
Russian Ruble	172	(29)	(290)	181
Venezuelan Bolivar	6	32	21	399
Other currencies	219	128	(109)	441
Total (gain) loss	$ 430	$ (142)	$ (1,032)	$ 1,428

Income Tax Expense

The effective tax rate for the third quarter of 2006 was 29.7% compared to 38.7% for the third quarter of 2005. The year-to-date effective tax rate for the period ended September 30, 2006 was 29.9% compared to 30.9% for the same period in 2005. The decrease in tax rate was primarily a result of a shift in earnings between jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results from continuing operations by operating segment for the quarters and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 81,090	$ 69,189	$ 232,436	$ 208,307
Production Enhancement	55,113	44,611	162,826	127,809
Reservoir Management	9,323	6,384	27,616	18,404
Consolidated	$ 145,526	$ 120,184	$ 422,878	$ 354,520

Operating income:
Reservoir Description	$ 17,646	$ 9,495	$ 41,098	$ 24,606
Production Enhancement	13,841	7,642	39,434	20,929
Reservoir Management	2,086	953	6,658	2,764
Corporate and Other[1]	217	(3,953)	(395)	(3,969)
Consolidated	$ 33,790	$ 14,137	$ 86,795	$ 44,330

1) "Corporate and Other" represents those items that are not directly related to a particular segment

Reservoir Description

Revenues from the Reservoir Description segment increased $11.9 million, to $81.1 million in the third quarter of 2006, compared to $69.2 million in the third quarter of 2005, as a result of continued expansion of oilfield activities world-wide and North American projects related to shale reservoirs. For the nine months ended September 30, 2006 revenues increased $24.1 million, to $232.4 million from $208.3 million for the nine months ended September 30, 2005. Revenues were also positively impacted by increased demand for our fluid characterization services in Europe and the U.S.

Operating income in the third quarter of 2006 increased by 86% or $8.2 million to $17.6 million compared to $9.5 million for the third quarter of 2005. Operating income for the nine-month period ended September 30, 2006 increased by 67% or $16.5 million to $41.1 million. Increases in operating income were primarily due to incremental margins earned from higher sales over our relatively fixed cost structure. Operating margins for the quarter and nine months ended September 30, 2006 were 22% and 18%, respectively compared to 14% and 12% for the same periods in 2005, respectively. These increases were driven by incremental margins of 68% for the nine-months ended September 30, 2006, which is calculated as the change in operating income divided by the change in revenues. These higher revenues realized during the period were due to shifting away from lower margin projects to those projects having a higher content of Core's newer services and technologies.

Production Enhancement

Revenues from the Production Enhancement segment increased $10.5 million to $55.1 million in the third quarter of 2006 as compared to $44.6 million in the third quarter in 2005, while revenues increased $35.0 million to $162.8 million for the nine months ended September 30, 2006 as compared to $127.8 million for the same period in 2005. The primary driver of the increases in revenue has been the increase in North American natural gas drilling activity in 2006 relative to 2005 in addition to the overall expansion in global drilling activities. With the increase in drilling activities, demand for our well perforating and completion products and diagnostic services has also increased, facilitated by the continued improvements in our technologies such as the Completion Profiler™.

Operating income in the third quarter of 2006 increased by 81% or $6.2 million to $13.8 million from $7.6 million for the third quarter of 2005. Operating margins increased to 25% in the third quarter of 2006 compared to 17% for the same period in 2005. For the nine months ended September 30, 2006,operating income increased to $39.4 million, an increase of 88% over same period in 2005. These margin improvements were primarily due to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraStim™, Completion Profiler™ and our HERO™ perforating charges and gun systems, as well as improved manufacturing efficiencies. Additionally, the demand for our technology in fracture diagnostics continues to increase as drilling activity increases in unconventional reservoirs.

Reservoir Management

Revenues from the Reservoir Management segment increased $2.9 million, or 46%, in the third quarter of 2006 as compared to the third quarter of 2005. Revenues for the nine-month period ended September 30, 2006 were $27.6 million, an increase of 50% from $18.4 million from the same period in 2005. The improvement was a result of higher revenue for multi-client reservoir studies in the first nine months of 2006, especially studies pertaining to unconventional gas reservoirs, and increased international demand for our reservoir monitoring systems.

Operating income in the third quarter of 2006 increased 119% to $2.1 million from $1.0 million for the third quarter of 2005. Operating margins increased to 22% in the third quarter of 2006 compared to 15% for the same period in 2005. For the nine-month period ended September 30, 2006, operating income was $6.7 million with operating margins of 24%, as compared to operating income of $2.8 million and operating margins of 15% from the same period in 2005. The increase was primarily due to incremental margins earned from the continued expansion of the multi-client reservoir study sales in the U.S. and expansion of studies being performed off the coast of Africa, along with product sales to the heavy oil projects in Canada.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the nine month period ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Free cash flow calculation:	(unaudited)
Net cash provided by operating activities	$ 80,078	$ 55,783
Less: capital expenditures	16,347	12,291
Free cash flow	$ 63,731	$ 43,492

The increase in free cash flow in 2006 compared to 2005 was due to an increase in cash provided by operating activities, primarily as a result of higher net income, partially offset by an increase in capital expenditures. At September 30, 2006 and December 31, 2005, we had working capital of $83.0 million and $83.7 million, respectively.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2006 and 2005 (in thousands):

	Nine Months Ended September 30,
	2006	2005
Cash provided by/(used in):	(unaudited)
Operating activities	$ 80,078	$ 55,783
Investing activities	(14,981)	(9,447)
Financing activities	(66,384)	(43,258)
Net change in cash and cash equivalents	$ (1,287)	$ 3,078

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income coupled with increases in current and long-term liabilities due to timing of payments offset by increases in accounts receivable attributable to higher sales.

The increase in cash flows used in investing activities was primarily due to an incremental increase in capital expenditures in support of our growth objectives for 2006 of $4.1 million.

The increase in cash flows used in financing activities related primarily to the number of shares repurchased under our common share repurchase program. In the first nine months of 2006, we repurchased approximately 1.9 million shares for an aggregate price of $104.5 million compared to approximately 1.0 million shares for an aggregate price of $27.0 million during the nine months ended September 30, 2005. The increase in cash flows used in financing activities were partially offset by a net increase of $41.3 million in debt borrowings to fund such purchases under our long-term revolving credit facility for 2006 and an increase in stock options exercised of $6.8 million and tax benefits from stock-based payments of $5.7 million.

We maintain a revolving credit facility ("Credit Facility") allowing for an aggregate borrowing capacity of $125.0 million. The maturity date of the Credit Facility is December 20, 2010. As amended, this agreement provides an option to increase the commitment under the Credit Facility to $175.0 million, if certain conditions are met. Available capacity under the Credit Facility was $11.7 million as of September 30, 2006. Our available borrowing capacity was reduced by outstanding letters of credit and performance guarantees and bonds totaling $6.3 million at September 30, 2006 related to certain projects in progress. The Credit Facility requires interest payments to be made based on the interest period selected. At September 30, 2006, the weighted average interest rate of amounts outstanding under the Credit Facility was 6.08%, and the weighted average interest rate for the nine months ended September 30, 2006 under this facility was 5.93%.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at September 30, 2006. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Based on the improved results from our US operations, we believe that the existing US tax net operating loss carryforward will be fully utilized, and accordingly, have reversed the valuation reserve previously established on the deferred tax asset in the amount of $4.5 million.

At our Annual Shareholders' Meeting on June 28, 2006 (the "Meeting"), our shareholders approved the cancellation of all of the 2,476,997 treasury shares we had repurchased up to the date of the Meeting. These 2,476,997 treasury shares were cancelled in June 2006 at historical cost, totaling $106.8 million, or $43.12 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital and common stock. Our shareholders also approved the extension of the authority of our Management Board to repurchase up to 10% of the Company's outstanding share capital up through December 28, 2007. At September 30, 2006, we had the authority to repurchase up to 2,104,184 additional shares under our stock repurchase program.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 158 ("FAS 158"), Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R), which addresses the funding status of our defined benefit postretirement plans and may require us to recognize a net liability or asset on our balance sheet starting as of December 31, 2006. FAS 158 will become effective for financial statements issued for fiscal years ending after December 15, 2006. We will adopt this standard as of December 31, 2006. We are currently evaluating the impact of adopting FAS 158 on our financial statements however we do not expect this pronouncement to have a material impact on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not to be sustainable on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to our 2007 fiscal year opening retained earnings. We will adopt this standard the first quarter of 2007. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of on Consolidated Interim Financial Statements in Part I, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
July 1-31, 2006	127,242	$ 63.03	127,242	2,391,784
September 1-30, 2006	287,600	$ 65.40	287,600	2,104,184
Total	414,842	$ 64.68	414,842

Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in March 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual shareholders' meeting subsequent to 1995, our shareholders have renewed that authorization. At our annual shareholders' meeting on June 28, 2006, our shareholders approved a further extension of this authority for an additional 18-month period from the date of the annual meeting until December 28, 2007 and authorized the repurchase of up to 2,542,126 shares.

Item 5. Other Information

On September 15, 2006, we issued 2,000 restricted performance shares ("Director Tranche 1") to each of our non employee Supervisory Directors for which the performance period began on September 15, 2006 and ends on September 15, 2009. The Director Tranche 1 shares were granted pursuant to a Performance Share Award Restricted Share Agreement (ROE Based), dated September 15, 2006, between the Company and each of the non employee directors. Pursuant to this agreement, we will award performance restricted shares if certain targets are obtained. These performance restricted share awards represent the right to receive our common shares in the future. The performance target for Director Tranche 1 is based on a calculated ROE, as defined in the Director Tranche 1 agreement, that equals or exceeds the pre-determined target ROE of 35%. Unless there is a change in control, none of these Director Tranche 1 shares will be issued if our ROE is less than 28% for the three-year performance period. If our ROE for the performance period equals 28%, then 20% of the Director Performance Shares will be issued, and if our ROE for the performance period equals or exceeds 35%, then 100% of the Director Performance Shares will be issued. If our ROE for the performance period is greater than 28% but less than 35%, then the number of Director Performance Shares to be issued would be interpolated based on the terms of the agreement. If a change in control of the Company occurs prior to the last day of the three-year performance period, then all of the Director Tranche 1 shares will vest as of the date of the change in control.

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.1*		Form of Director Performance Share Award Restricted Share Agreement (ROE Based)	Filed herewith
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

	*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Dated:	October 26, 2006	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
Duly Authorized Officer and
Principal Financial Officer