Form 10-K
period 2006-12-31
CORE LABORATORIES N V
filed 2007-02-20
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission File Number 001-14273

CORE LABORATORIES N.V.

(Exact name of Registrant as specified in its charter)
The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Herengracht 424
1017 BZ Amsterdam
The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (31-20) 420-3191

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Shares, EUR 0.04 Par Value Per Share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes _X_ No __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes __ No _X_

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer _X_ Accelerated filer ___ Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

As of June 30, 2006, the number of common shares outstanding was 25,404,159. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $1,462,007,068.

As of February 16, 2007, the number of common shares outstanding was 23,132,097.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT		Part of 10-K
1.	Proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 with respect to the 2006 annual meeting of shareholders	PART III

CORE LABORATORIES N.V.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1. BUSINESS

General

Core Laboratories N.V. is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These products and services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,600 employees.

References to "Core Lab", the "Company", "we", "our", and similar phrases are used throughout this Annual Report on Form 10-K and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

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

More information relating to our acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K ("Notes to Consolidated Financial Statements").

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 75%, 76% and 77% of our revenues from operations for the years ended December 31, 2006, 2005 and 2004, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales, generated principally in our Production Enhancement segment, accounted for approximately 25%, 24% and 23% of our revenues from operations for the years ended December 31, 2006, 2005 and 2004, respectively.

Our product sales backlog at December 31, 2006 was approximately $23.6 million compared to $8.8 million at December 31, 2005. Sources of raw material are readily available and our sales backlog should be completed in 2007.

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

Our unique completion monitoring system, Completion Profiler™, helps to determine flow rates from reservoir zones after they have been hydraulically fractured. This provides our clients with a baseline of early production information and can be compared to subsequent production logs later in the life of the well to see if and where hydrocarbon production varies.

Our PackScan™ patented technology, which is used as a tool to evaluate gravel pack effectiveness in an unconsolidated reservoir, has contributed to our revenue growth. PackScan™ measures the density changes in the area around the tool and is designed to observe the changes within the wellbore to verify the completeness of the gravel pack protection of the wellbore without any additional rig time.

In addition to our many patented reservoir analysis technologies, we have established ourselves as a global leader in the manufacture and distribution of high-performance perforating products. Our unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the completion of oil and gas wells. Our "systems" approach to the perforating of an oil or gas well has resulted in numerous patented products. Our HERO™ perforating system has quickly become an industry leader in enhancing reservoir performance. Our manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

We have an experienced Technical Services team to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site service in the completion of oil and gas wells. Our patented X-SPAN™ and GTX-SPAN™ casing patches are supported by our Technical Services operating group. These systems are capable of performing in high pressure gas environments and are used to seal non-productive reservoir zones from the producing wellbore.

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

These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us. We also develop and provide industry consortium studies to provide critical reservoir information to a broad spectrum of clients in a cost effective manner.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 53%, 56% and 58% of our revenues from operations during the years ended December 31, 2006, 2005 and 2004, respectively. Significant levels of our revenues in the U.S. are generated by projects on oilfields which are located outside the U.S.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not able to always match our currency exposure. We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our revenues by geographic region for the years ended December 31, 2006, 2005 and 2004:

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

Employees

As of December 31, 2006, we had approximately 4,600 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

NYSE Corporate Governance Matters

As a listed company with the New York Stock Exchange, our Chief Executive Officer, as required under Section 303A.12(a) of the NYSE Listed Company Manual, must certify to the NYSE each year whether or not he is aware of any violation by the company of NYSE Corporate Governance listing standards as of the date of the certification. On July 27, 2006, Core's Chief Executive Officer submitted such a certification to the NYSE which stated that he was not aware of any violation by Core of the NYSE Corporate Governance listing standards. On February 22, 2006, Core filed its 2005 Form 10-K with the SEC, which included as Exhibits 31.1 and 31.2 the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our oilfield products and services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our operating results.

We depend on the results of our international operations, which expose us to risks inherent in doing business abroad.

We conduct our business in over 50 countries; business outside of the United States accounts for approximately 53%, 56% and 58% of our revenues during the years ended December 31, 2006, 2005 and 2004, respectively. Our operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include:
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

In February 2004, the Venezuelan government devalued the VEB by 20% to 1,915 VEB per USD. Effective March 2, 2005, the Venezuelan government devalued the VEB by an additional 12% to 2,147 VEB per USD. At December 31, 2006, our net monetary assets denominated in VEB in Venezuela were $3.3 million. We continue to monitor our operations and financial position in this region.

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

The success of any completed acquisition will depend on our ability to integrate effectively the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. No assurance can be given that we will be able to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operation.

We are subject to a variety of environmental laws and regulations, which may result in increased costs to our business.

We are subject to a variety of governmental laws and regulations both in the United States and abroad relating to protection of the environment and the use, storage, discharge and disposal of chemicals and gases used in our analytical and manufacturing processes. These laws and regulations may impose joint and several, strict liability and failure to comply with such laws and regulations could result in the assessment of damages or imposition of fines against us or the suspension or cessation of operations. New laws and regulations could require us to acquire costly equipment or to incur other significant expenses. If we fail to control the use, or adequately restrict the discharge of, hazardous substances, we could be subject to future material liabilities including remedial obligations. In addition, public interest in the protection of the environment has increased dramatically in recent years. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 1.8 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.3 million square feet of space and own approximately 0.5 million square feet of space. We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Houston, Texas; Calgary, Canada; Kuala Lumpur, Malaysia; Rotterdam, The Netherlands; Abu Dhabi, UAE; and Aberdeen, Scotland. The ATCs provide support for our 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment. Our facilities are adequately utilized for current operations. However, expansion into new facilities may be required to accommodate future growth.

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
	High	Low
2006
First Quarter	$ 48.31	$ 38.60
Second Quarter	68.05	48.14
Third Quarter	79.97	55.25
Fourth Quarter	91.92	58.36
2005
First Quarter	$ 27.34	$ 21.59
Second Quarter	27.15	23.12
Third Quarter	33.06	26.91
Fourth Quarter	39.25	27.94

On February 16, 2007, the closing price, as quoted by the NYSE, was $79.98 per share and there were 23,132,097 common shares issued and outstanding held by approximately 710 record holders and approximately 11,200 beneficial holders. These amounts exclude shares held by us as treasury shares.

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

Share Repurchases in the Fourth Quarter of 2006

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2006:
PERIOD	TOTAL NUMBER OF SHARES PURCHASED	AVERAGE PRICE PAID PER SHARE
October 1-31, 2006	-	-
November 1-30, 2006	1,925,269	$ 75.30
December 1-31, 2006 (1)	20,179	$ 82.50
Total	1,945,448	$ 75.37

(1)  20,179 shares valued at $1.7 million, or $82.50 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our outstanding share capital in open market purchases. In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual meeting subsequent to 1995, our shareholders have renewed that authorization. At our Annual Shareholders' Meeting on June 28, 2006, our shareholders approved a further extension of this authority for an additional 18-month period from the date of the annual meeting until December 28, 2007 and authorized the repurchase of an additional 2,542,126 shares. The number of shares that may yet be purchased under the announced program was 158,736 at December 31, 2006.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements.
	Years Ended December 31,
	2006	2005	2004[1]	2003	2002
	(in thousands, except per share and other data)

Financial Statement Data:[2]
Revenues	$ 575,689	$ 483,467	$ 427,427	$ 373,167	$ 330,768
Income from continuing operations	82,662	31,717	28,022	20,792	9,594
Income before cumulative effect of change in
accounting principle[3]	82,662	31,211	12,290	18,700	6,478
Net income (loss)	82,662	31,211	12,290	18,700	(9,062)
Working capital	136,632	83,689	84,233	105,079	125,589
Total assets	501,215	394,601	388,797	426,731	421,601
Long-term debt and capital lease obligations,
including current maturities	302,764	88,648	113,200	128,101	89,180
Shareholders' equity	71,836	214,257	190,296	220,412	258,146
Earnings Per Share Information:
Income from continuing operations:
Basic	$ 3.29	$ 1.22	$ 1.04	$ 0.69	$ 0.29
Diluted	$ 3.07	$ 1.13	$ 0.97	$ 0.67	$ 0.29
Net income (loss):
Basic	$ 3.29	$ 1.20	$ 0.46	$ 0.62	$ (0.27)
Diluted	$ 3.07	$ 1.11	$ 0.43	$ 0.60	$ (0.27)
Weighted average common shares outstanding:
Basic	25,157	26,038	26,896	30,209	33,174
Diluted	26,888	28,008	28,761	31,179	33,174
Other Data:
Current Ratio[4]	2.5:1	2.2:1	2.3:1	2.7:1	3.5:1
Debt to Capitalization Ratio[5]	71%	28%	35%	35%	25%

1) See Note 3 of the Notes to Consolidated Financial Statements for a discussion of acquisitions made in 2004.
2) All periods have been restated to reflect discontinued operations sold in 2004. See Note 2 of the Notes to the Consolidated Financial Statements.
3) In 2002, impairment charge recorded upon adoption of SFAS 142.
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

Commodity prices for crude oil fluctuated throughout 2006 ending the year down from levels attained earlier in the year. However, activity levels in the oilfield service sector increased during the year. The following table summarizes the average worldwide and U.S. rig counts for the years ended December 31, 2006, 2005 and 2004, as well as the spot price of a barrel of West Texas Intermediate crude and an mcf of natural gas at the dates then ended:

Rig Count/Oil and Gas Prices
	As of December 31,
	2006	2005	2004

Worldwide Rig Count[1]	3,125	2,993	2,555
U.S. Rig Count[1]	1,718	1,470	1,246
Crude Oil Price per Barrel (WTI Spot)	$ 60.85	$ 59.82	$ 43.36
Natural Gas Price Spot Average per MCF[2]	$ 5.51	$ 9.52	$ 6.15

1) Baker Hughes Incorporated - World-wide Rig Count
2) Obtained from Lehman Brothers - U.S. Department of Energy Henry Hub spot price at 12/29/06, 12/30/05 & 12/30/04 per the New York Mercantile Exchange

The price of natural gas in 2006 declined throughout the year when compared with the price in 2005 and 2004. These lower prices were attributable to various market factors including a general decline in natural gas consumption. General oil market conditions in the United States improved and contributed to maintaining the price for derivative crude-oil products and petrochemical products in 2006.

Our activity levels continue to increase as oilfield activities by our customers increase. These higher activity levels resulted in increased revenues for us in 2006, primarily for our Reservoir Description and Production Enhancement business segments.

Given these higher revenues, in conjunction with efforts to contain our cost structure, we were able to generate operating income that was 102% greater than the prior year. Our Reservoir Description segment showed improvement in almost all operations, primarily as a result of the spending levels of our clients aimed at characterizing and analyzing reservoirs, crude oil, and derivative products. Operating income from our Production Enhancement segment was up 89% over the prior year as more wells in North America were drilled and stimulated than in the prior year, which provides greater opportunity for our clients to use our products and services. In April 2004, we sold our seismic-related business, which had become less profitable in recent years, due to increased competition which contributed to lower margins. The results for our Reservoir Management group improved over the prior year due primarily to a re-focus of our efforts on integrated solutions for clients.

Outlook

We continue our efforts to expand our market presence by opening facilities in strategic areas and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on current market conditions. Based on discussions with our clients and our view of the industry, we anticipate that in 2007 spending by our clients will increase approximately 10%. Attaining our internal targets is dependent on sustained oilfield activity.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our share repurchase program from a combination of cash on hand, cash flow from operating activities and available borrowings under our revolving credit facility.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP") and require us to make estimates and assumptions during their preparation which requires judgment. Our accounting policies and procedures are explained in Note 2 to the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2006:

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific customers and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2006 was $4.3 million compared to $4.5 million at December 31, 2005.

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

Provisions for asset impairment are charged to income when the net book value of the assets, or carrying value, is determined to be unrecoverable and the carrying value exceeds the fair value of the assets, calculated as the present value of estimated future cash flows. The calculation of fair value requires estimates of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.  We did not record impairment charges related to our long-lived assets held for use in continuing operations during the years ended December 31, 2006, 2005 or 2004.

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

Inventory Valuation Allowances

Our valuation reserve for inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Should these assumptions and judgments not occur, our valuation allowance would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2006 was $2.5 million compared to $2.4 million at December 31, 2005. If we over or underestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated $7.7 million and $13.8 million at December 31, 2006 and 2005, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows.

Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the year ended December 31, 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation", and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results from prior periods have not been restated. This statement requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. We previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25"). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under our employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options are disclosed below per SFAS Statement No. 123, "Accounting for Stock-Based Compensation."

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following table summarizes key estimates and assumptions used to prepare our Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004.

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
Stock-based compensation

We evaluate the probability that certain of our stock-based plans will meet targets established within the respective agreements and result in the vesting of such awards. In addition, we derive a forfeiture rate that is used in calculating the expense for these awards.

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

Off-Balance Sheet Arrangements

Other than normal operating leases, we do not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Results of Operations

Results of operations as a percentage of applicable revenues are as follows (dollars in thousands):

	Year Ended						% Change
REVENUES:	2006		2005		2004		2006/2005	2005/2004
Services	$ 430,118	74.7%	$ 367,401	76.0%	$ 329,511	77.1%	17.1%	11.5%
Product Sales	145,571	25.3%	116,066	24.0%	97,916	22.9%	25.4%	18.5%
	575,689	100.0%	483,467	100.0%	427,427	100.0%	19.1%	13.1%
OPERATING EXPENSES:
Cost of services*	300,663	69.9%	277,423	75.5%	256,202	77.8%	8.4%	8.3%
Cost of sales*	106,436	73.1%	90,700	78.1%	80,190	81.9%	17.3%	13.1%
Total cost of services and sales	407,099	70.7%	368,123	76.1%	336,392	78.7%	10.6%	9.4%
General and administrative expenses	33,082	5.7%	37,846	7.8%	28,140	6.6%	(12.6)%	34.5%
Depreciation and amortization	17,275	3.0%	16,376	3.4%	17,142	4.0%	5.5%	(4.5)%
Other expense (income), net	(5,324)	(0.9)%	191	-%	(761)	(0.2)%	NM	(125.1)%
OPERATING INCOME	123,557	21.5%	60,931	12.6%	46,514	10.9%	102.8%	31.0%
Debt prepayment charge	-	-%	6,012	1.2%	-	-%	(100.0)%	100.0%
Interest expense	5,805	1.0%	8,277	1.7%	8,275	1.9%	(29.9)%	-%
Income before income tax expense	117,752	20.5%	46,642	9.6%	38,239	8.9%	152.5%	22.0%
Income tax expense	35,090	6.1%	14,925	3.1%	10,217	2.4%	135.1%	46.1%
Income from continuing operations	82,662	14.4%	31,717	6.6%	28,022	6.6%	160.7%	13.2%
Discontinued operations	-	-%	(506)	(0.1)%	(15,732)	(3.7)%	(100.0)%	NM
NET INCOME	$ 82,662	14.4%	$ 31,211	6.5%	$ 12,290	2.9%	164.9%	154.0%

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.

Operating Results for the Year Ended December 31, 2006 Compared to the Years Ended December 31, 2005 and 2004

We evaluate our operating results by analyzing revenues, operating income margin (defined as operating income divided by total revenue) and income margin (defined as income from continuing operations divided by total revenue). Since we have a relatively fixed cost structure, increases in revenues generally translate into higher operating income margin and income margin percentages. Results for the years ended December 31, 2006, 2005 and 2004 are summarized in the following chart:

Service Revenues

Service revenues increased to $430.1 million for 2006 from $367.4 million for 2005 and $329.5 million for 2004. These year-over-year increases in service revenues were largely attributable to an overall increase in worldwide oilfield activities and acceptance of recently introduced services by our customers. The worldwide operating rig count increased to 3,125 at December 31, 2006 from 2,993 and 2,555 at December 31, 2005 and 2004, respectively, as derived from published reports from Baker Hughes Incorporated. This overall increase in drilling-related activity created greater demand for our services. As in 2005, our revenues increased in 2006 primarily as a result of greater demand across all three business segments from increased oilfield activities in North America, Europe, West Africa and the Far East.

Product Sale Revenues

Product sale revenues increased to $145.6 million for 2006 from $116.1 million for 2005 and $97.9 million for 2004. These incremental improvements in revenue were consistent with the higher revenues we experienced for our services, a 25% year-over-year increase for the period ended December 31, 2006. The continuing increases we have realized were primarily the result of increased drilling activity on a global basis, but more specifically for natural gas in the North American markets which resulted in higher demand for our well completion products along with the acceptance of new products and technologies we have recently introduced to the market.

Cost of Services

Cost of services increased to $300.7 million for 2006 from $277.4 million for 2005 and $256.2 million for 2004. When 2006 is compared to 2005 as a percentage of service revenue, cost of services decreased from 75.5% to 69.9%. The decline in the cost of services relative to service revenue was primarily a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues. For 2005 compared to 2004, as a percentage of service revenue, cost of services decreased by two percentage points. This decrease was primarily a result of incremental margins earned on higher revenues over our relatively fixed cost structure.

Cost of Sales

Cost of sales increased to $106.4 million for 2006 from $90.7 million for 2005 and $80.2 million for 2004. As a percentage of product sale revenues, cost of sales decreased to 73.1% for 2006 compared to 78.1% for 2005 and 81.9% for 2004. The improvement in margin for 2006 compared to 2005 and 2004 was largely attributable to the growing demand for our new technologies which are our higher margin products, from an overall increase in sales, continued efforts to enhance our manufacturing efficiencies and improved inventory management.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operating subsidiaries. Our general and administrative expenses decreased $4.8 million in 2006 compared to 2005 due primarily to an additional charge related to our stock-based compensation plans in 2005. This additional charge contributed to the $9.7 million increase in general and administrative expenses in 2005 compared to 2004 as well as higher accounting fees of $1.0 million relating to the implementation of Rule 404 of the Sarbanes-Oxley Act of 2002 and various other elements.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $0.9 million in 2006 compared to 2005. This increase in depreciation and amortization expense was primarily due to an increase in capital expenditures as we continue to grow the company. Depreciation and amortization expense decreased $0.8 million in 2005 compared to 2004. This decrease in depreciation and amortization expense was primarily due to a general run-off of depreciation expense associated with older assets offset by an increase in capital expenditures in 2005.

Other Expense (Income), Net

The components of other expense (income), net, were as follows (in thousands):
	Year Ended
	2006	2005	2004

Minority interest	$ 120	$ (57)	$ 1
(Gain) loss on sale of assets	(755)	(293)	550
Equity in loss (income) of affiliates	123	(36)	265
Foreign exchange (gain) loss	(1,443)	1,619	(788)
Interest income	(457)	(402)	(189)
Gain on involuntary sale of asset	(375)	(875)	-
Gain on insurance recovery	(492)	(334)	-
Other	(2,045)	569	(600)
Total other expense (income), net	$ (5,324)	$ 191	$ (761)

In 2003, the British government notified us that it would exercise its right of eminent domain thereby involuntarily acquiring the property of one of our operating facilities. Prior to December 31, 2003, we received an initial payment from the British government for $0.6 million as compensation for this property. In the second quarter of 2005, we negotiated and received a settlement which resulted in a $0.9 million gain. In the fourth quarter of 2006, we received a final settlement which resulted in a $0.4 million gain in excess of the gain recorded in 2005.

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs resulting in a gain of $0.3 million. In addition, we filed a claim for business interruption costs and the final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million in excess of the gain recorded in 2005.

Debt Prepayment Charge

In December 2005, we repaid our Senior Notes. In connection with the early prepayment, we incurred a prepayment penalty of $6.0 million. See "Credit Facilities and Available Future Liquidity".

Interest Expense

Interest expense decreased $2.5 million in 2006 compared to 2005, due to the refinancing of our debt positions over the past year in which we utilized our revolving credit facility to extinguish our senior notes which bore an average interest rate of 8.16% at the end of 2005. In the fourth quarter of 2006 we issued senior exchangeable debt securities at 0.25% which the proceeds were used to pay off our credit facility at which time bore an average interest rate of 6.00% for the period outstanding in 2006. Interest expense remained basically unchanged in 2005 compared to 2004, due to higher borrowing rates under our long-term revolving credit facility, which increased to an average of 4.40% for 2005 compared to an average of 2.95% for 2004, which was offset by a lower outstanding balance.

Income Tax Expense

Income tax expense increased $20.2 million in 2006 compared to 2005. This change was due to an increase in income before income taxes of $71.1 million off-set by a decrease in the effective tax rate for the year. Income tax expense increased $4.7 million in 2005 compared to 2004. This increase was due to an increase in income before income taxes of $8.5 million coupled with an increase in the effective tax rate for the year. The effective tax rate was 29.8% for 2006, 32.0% for 2005 and 26.7 % for 2004. In 2006, we released approximately $6.1 million of the valuation allowance due to an increase in tax profits which was primarily offset by an increase in our provision for tax controversies in various jurisdictions. The change in the 2005 tax rate from 2004 is primarily a result in a change in activity levels between jurisdictions with different tax rates.

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

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.

Segment Revenue
	For the Years Ended December 31,
(dollars in thousands)	2006	% Change	2005	% Change	2004

Reservoir Description	$ 315,068	12.1%	$ 280,979	8.5%	$ 258,864
Production Enhancement	223,056	26.8%	175,894	19.6%	147,119
Reservoir Management	37,565	41.3%	26,594	24.0%	21,444
Total Revenues	$ 575,689	19.1%	$ 483,467	13.1%	$ 427,427

Segment Operating Income
	For the Years Ended December 31,
(dollars in thousands)	2006	% Change	2005	% Change	2004

Reservoir Description	$ 58,049	55.5%	$ 37,341	33.9%	$ 27,877
Production Enhancement	57,494	89.0%	30,413	56.2%	19,472
Reservoir Management	8,381	107.7%	4,035	55.9%	2,588
Corporate and other1 2	(367)	NM2	(10,858)	NM2	(3,423)
Operating Income	$ 123,557	102.8%	$ 60,931	31.0%	$ 46,514

1. "Corporate and other" represents those items that are not directly related to a particular segment. 2. "NM" means not meaningful

Segment Operating Income Margins1
	For the Years Ended December 31,
	2006	2005	2004
	Margin	Margin	Margin
Reservoir Description	18.4%	13.3%	10.8%
Production Enhancement	25.8%	17.3%	13.2%
Reservoir Management	22.3%	15.2%	12.1%
Total Company	21.5%	12.6%	10.9%

1. Calculated by dividing "Operating Income" by "Revenue".

Reservoir Description

Revenues for our Reservoir Description segment increased by 12.1% in 2006 compared to 2005, and grew 8.5% in 2005 compared to 2004. These revenue increases resulted from continued expansion of oilfield activities world-wide and North American projects related to unconventional gas reservoirs. As in 2005, revenues for 2006 were also positively impacted by increased demand for our fluid characterization services in Europe and the U.S. For 2005 compared to 2004, we experienced an increase in demand for our reservoir rock analysis as well as our fluid analysis services in North America, West Africa, Middle East and the Far East.

Operating income and operating income margin for the Reservoir Description segment increased due to continued growth of higher value-added and consequently higher margin products which resulted in increases in margins throughout the majority of the regions with significant increases in Asia Pacific and the U.S. For 2005 compared to 2004, operating income increased primarily as a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Increases in North America and Europe more than offset operating income declines in Mexico and certain regions of the former Soviet Union, where we continued to experience margin erosion due to increased competition.

Production Enhancement

Revenues for our Production Enhancement business segment grew 26.8% in 2006 compared to 2005, primarily due to the acceptance of recently introduced products and services coupled with a continued expansion in global drilling activities in 2006. With the increase in drilling activities, demand for our well perforating and completion products and diagnostic services has also increased, facilitated by the continued improvements in our technologies such as the Completion Profiler™, GTX-SPAN™ and HERO™. Revenues grew 19.6% in 2005 compared to 2004, primarily due to the introduction of new technology and to the increase in North America natural gas drilling activity in 2005 relative to 2004. With the increase in drilling activities, the demand for our well perforating and completion products and diagnostic services has also increased, the primary products and services offered by this segment.

Operating income for this segment increased to $57.5 million in 2006 from $30.4 million in 2005, an increase of 89.0%. Operating income increased 56.2% to $30.4 million in 2005, up from $19.5 million in 2004. These continued improvements were due primarily to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraStim™, and Completion Profiler™. Also, higher-margin GTX-SPAN™ casing patches and HERO™ perforating charges and gun systems increased with global demand, while improvements in manufacturing efficiencies resulted in higher productivity per employee and lower overall costs per unit. Additionally, the demand for our technology in fracture diagnostics continued to increase as drilling activity increased in unconventional gas reservoirs.

Reservoir Management

Revenues for our Reservoir Management segment increased by 41.3% in 2006 compared to 2005 and 24.0% in 2005 compared to 2004. The continued increase was due to higher revenue for multi-client reservoir studies, especially studies pertaining to unconventional gas reservoirs, and increased international demand for our reservoir monitoring systems. Significant studies in 2006 and 2005 were Reservoir Characterization and Production Properties of Gas Shales and Geological, Petrophysical, and Geomechanical Properties of Tight Gas Sands and in 2004 they included A Regional Study of the Reservoir Lithologies from Fields and Basins in Libya, as well as Reservoir Quality, Reservoir Quality Prediction and Seal Rock Evaluation Deep Shelf Gulf of Mexico and several other proprietary studies.

Operating income for this segment increased 107.7% in 2006 compared to 2005 and 55.9% in 2005 compared to 2004 primarily due to incremental margins earned from the continued expansion of the multi-client reservoir study sales in the U.S. and expansion of studies being performed both onshore and offshore Libya.

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

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities from continuing operations before the impact of the debt prepayment charge, less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Free Cash Flow Calculation	(unaudited, in thousands)
Net cash provided by operating activities-
continuing operations	$ 120,305	$ 74,778	$ 54,196
Add: debt prepayment charge	-	6,012	-
Less: capital expenditures	(24,415)	(19,095)	(10,888)
Free cash flow	$ 95,890	$ 61,695	$ 43,308

The increase in free cash flow in 2006 compared to 2005 and 2004 was due to an increase in cash provided by operating activities primarily as a result of higher net income. Working capital was $136.6 million and $83.7 million at December 31, 2006 and 2005, respectively.

Cash Flows

The following table summarizes cash flows from continuing operations for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
Continuing Operations	2006	2005	2004
Cash provided by/(used in):
Operating activities	$ 120,305	$ 74,778	$ 54,196
Investing activities	(23,595)	(16,364)	(12,008)
Financing activities	(56,230)	(60,701)	(60,327)
Net change in cash and cash equivalents	$ 40,480	$ (2,287)	$ (18,139)

The increase in cash flow from operating activities in 2006 compared to 2005 was primarily due to an increase in net income, accounts receivable and current liabilities offset by a decrease in stock compensation. The increase in cash flow from operating activities in 2005 compared to 2004 was primarily due to an increase in net income adjusted for stock-based compensation, debt refinancing charges, and the increase in long term deferred revenue from the sale of analysis studies.

Cash flow used in investing activities increased $7.2 million in 2006 over 2005 due to an increase in capital expenditures for 2006 and a lower level of proceeds received from disposal of property. Capital expenditures made in 2006 were for replacement of in-place equipment and for growth through additional equipment and instrumentation in growing markets. Cash flow used for investing activities increased $4.4 million in 2005 over 2004 due to an increase in capital expenditures for 2005 offset by no acquisitions being made and a higher level of proceeds received from disposal of property, principally as a result of a settlement we reached with the British government after they exercised their right of eminent domain over one of our locations. Capital expenditures made in 2005 were for replacement of in-place equipment and for additional equipment and instrumentation in growing markets.

Cash flow used in financing activities in 2006 was comparable to 2005 but decreased slightly overall.  There were several significant financing activities conducted in 2006.  In November 2006, we issued $300 million of exchangeable notes, and in connection with this transaction we purchased a call option hedge on the notes and issued a warrant on our stock.  These transactions net of the debt financing costs generated cash flow of approximately $263 million.  The net proceeds received from these transactions were primarily used on other financing activities, such as paying off the $100 million outstanding balance of our existing credit facility and common stock repurchases under our share repurchase program.  In 2006, we repurchased 3,837,372 of our common shares at a cost of $251.1 million which was $209.6 million more than 2005.  Additionally, cash received from exercised stock options and the tax benefit received from stock-based payments was $12.9 million greater in 2006 as compared to 2005.  Cash flow used in financing activities increased in 2005 compared to 2004, as we paid down debt in 2005. Our financing activities reflected a net repayment of debt of $26.8 million in 2005 and $17.1 million in 2004. In 2005, we used $41.4 million to repurchase 1,468,515 shares of our common stock, while in 2004 we used $51.3 million to repurchase 2,378,500 shares of our common stock. This share repurchase program was approved by our shareholders in connection with our initial public offering in September 1995 and repurchases began on October 10, 2002. Under the program, we were authorized to repurchase up to 10% of our issued common shares. This authorization was extended by our shareholders at each of our annual meetings beginning in April 1996.

At our June 2006 annual meeting of shareholders, we were authorized to cancel 2,476,997 of our repurchased shares, with a cost of $106.8 million. Pursuant to this authorization, these shares were cancelled during the second quarter of 2006. In addition, we were authorized to continue our share repurchase program of up to 10% of our issued common shares through December 28, 2007. During the year ended December 31, 2006, we repurchased 3,837,372 shares of our common stock for an aggregate amount of $251.1 million, or an average price of $65.43 per share. Subsequent to year end, we have repurchased the remaining authorized shares. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to finance future acquisitions. However, under the Dutch Commercial Code ("DCC"), we can only hold a maximum of 10% of our issued shares in treasury. Therefore, it may be necessary to cancel some or all of these shares to remain in compliance with the DCC. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $8.05 per share in 2002, when we began to repurchase shares, to $81.00 per share on December 31, 2006, an increase of over 906%.

In 2004, we recorded a net cash inflow of $17.6 million as a result of our discontinued operations which included $18.2 million of proceeds from the sale of the specialized geophysical and seismic business and cash received from the settlement of a patent infringement lawsuit, partially offset by a use of operating cash flows.

Credit Facilities and Available Future Liquidity

On November 6, 2006 Core Laboratories LP, a wholly owned subsidiary, issued $250 million aggregate principal amount of Senior Exchangeable Notes due 2011 ("Notes") to qualified institutional buyers. The Notes bear interest at a rate of 0.25% per year and are guaranteed by Core Laboratories N.V. These notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at an initial conversion rate of 10.5533 per $1,000 principal amount of notes, which is equal to a conversion price of approximately $94.76 per share. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. On November 17, 2006, the initial purchasers exercised their option to purchase an additional $50 million of the 0.25% senior exchangeable notes due 2011, increasing the aggregate issuance of such notes to $300 million. We sold the Notes to the initial purchasers in reliance on Rule 144A of the Securities Act and subsequently filed a registration statement on Form S-3, which became effective immediately, pursuant to the Securities Act with respect to resale of the notes and shares received in exchange for the notes on December 22, 2006. The Notes bear interest at a rate of 0.25% per year payable semiannually on May 6 and November 6 of each year, beginning on May 6, 2007.

Core Laboratories LP used proceeds of the offering to enter into exchangeable note hedge transactions with a financial institution which is an affiliate of one of the initial purchasers. The exchangeable note hedge transactions are designed to cover, subject to customary anti-dilution adjustments, the net number of our common shares that would be deliverable to exchanging note holders in the event of an exchange of the notes. We paid an aggregate amount of approximately $86.3 million of the proceeds from the sale of the Notes to acquire the call options.

Core Laboratories N.V. also entered into separate warrant transactions at the time of the sale of the Notes whereby we sold warrants which give the holders the right to acquire approximately 3.2 million of our common shares at a strike price of $127.56 per share. Upon exercise of the warrants, we have the option to deliver cash or our common shares equal to the difference between the then market price and strike price. All of the warrants will expire on January 25, 2012. We received aggregate proceeds of $56.5 million from the sale of the warrants which was used to repay our outstanding debt.

The purchased call options and sold warrants are separate contracts entered into by us with two financial institutions, and are not part of the terms of the notes and will not affect the holders' rights under the notes. The purchased call options are expected to offset the potential dilution upon exchange of the notes in the event that the market value per share of our common shares at the time of exercise is greater than the strike price of the purchased call options, which corresponds to the initial exchange price of the Notes and is simultaneously subject to certain customary adjustments. The warrants will effectively increase the exchange price of the notes to $127.56 per share of our common shares, from our perspective, representing a 75% premium based on the last reported bid price of $72.89 per share on October 31, 2006. In accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we recorded the exchangeable note hedge and warrants in capital in excess of par value as of the transaction date, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $31.9 million in the fourth quarter of 2006 for the effect of the future tax benefits related to the exchangeable note hedge.

We maintain a revolving credit facility (the "Credit Facility"). In November, 2006, we amended this facility to decrease the aggregate borrowing commitment from $125.0 million to $100.0 million, and added an option to increase the commitment under the credit facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. The Credit Facility matures in December 2010 and requires interest payments only until maturity. These interest payments are based on the interest period selected. Our available borrowing capacity under the Credit Facility at December 31, 2006 was $93.1 million. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $6.9 million at December 31, 2006 related to certain projects in progress.

The terms of the Credit Facility require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreement. All of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

In July 1999, we issued $75.0 million in senior notes ("Senior Notes"), which bore interest at an average fixed rate of 8.16%. On December 29, 2005, we repurchased all of our outstanding Senior Notes, in accordance with the Note and Guarantee Agreement, for face value plus accrued and unpaid interest and a make-whole premium as prescribed in the Senior Note agreement. Such redemption was completed on December 29, 2005 and was funded utilizing a combination of excess cash and borrowings under the Credit Facility. The total cash paid in connection with the repurchase was $76.4 million of which $68.0 million related to the principal amount of the Senior Notes, $2.4 million related to the accrued interest and $6.0 million for a make-whole premium which is included in "Debt Prepayment Charge" in the accompanying Consolidated Statements of Operations.

In addition to our repayment commitments under our credit facilities and the Notes, we have capital lease obligations related to the purchase of equipment, and non-cancelable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements:
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations (in thousands):

Long-term debt [1]	$ 302,754	$ 2,754	$ -	$ 300,000	$ -
Capital leases	10	8	2	-	-
Operating leases	38,010	8,240	11,311	6,328	12,131
Pension and other [2]	1,957	1,707	250	-	-
Total contractual obligations	$ 342,731	$ 12,709	$ 11,563	$ 306,328	$ 12,131

1 We anticipate cash payments for interest of $0.8 million a year for 2007-2011 for a total of $3.8 million
2 Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2006.

We had tax net operating loss carry-forwards in various tax jurisdictions of approximately $39.4 million at December 31, 2006. If unused, those carry-forwards which are subject to expiration may expire during the years 2006 through 2025. For 2006, $0.7 million of operating loss carry-forwards which carried a full valuation allowance expired unused. Although we cannot assure that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2006.

We expect our investment in capital expenditures to be approximately $25.0 million in 2007. In addition, we plan to continue to repurchase our common shares on the open market through our stock repurchase program. Our ability to continue this repurchase program depends on, among other things, market conditions and our ability to generate free cash flow.

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

Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007 as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other long term liabilities by the end of the first quarter 2007 as provided for in FIN 48. We expect that the adoption of FIN 48 will not have a significant impact on our financial position and results of operations and our effective income tax rate to vary from period to period as a result of this new guidance.

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated in this Annual Report on Form 10-K by reference contain forward-looking statements. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate," "believe," "expect," "intend," "estimate," "project," "will," "should," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. You are cautioned that actual results could differ materially from those anticipated in forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or current expectations of us or our management, are not guarantees of future performance and involve risks, uncertainties and assumptions about us and the industry in which we and Core Lab operate, including, among other things:
-	our ability to continue to develop or acquire new and useful technology;

-	the realization of anticipated synergies from acquired businesses and future acquisitions;

-	our dependence on one industry, oil and gas, and the impact of commodity prices on the expenditure levels of our customers;

-	competition in the markets we serve;

-	the risks and uncertainties attendant to adverse industry, political, economic and financial market conditions, including stock prices, government regulations, interest rates and credit availability;

-	unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;

-	changes in the price of oil and natural gas;

-	integration of acquired businesses; and

-	the effects of industry consolidation.

Our businesses depend, to a large degree, on the level of spending by oil and gas companies for exploration, development and production activities. Therefore, a sustained increase or decrease in the price of natural gas or oil, which could have a material impact on exploration, development and production activities, could also materially affect our financial position, results of operations and cash flows.

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see Item 1A. Risk Factors above and similar discussions in our SEC filings.

All forward-looking statements in this Annual Report on Form 10-K are based on information available to us on the date of this Annual Report on Form 10-K. We do not intend to update or revise any forward-looking statements that we may make in this Annual Report on Form 10-K or other documents, reports, filings or press releases, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk

We are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2006, we had no variable rate debt outstanding.

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

	Year Ended
Losses (gains) by currency	2006	2005	2004

British Pound	$ (107)	$ 269	$ (88)
Canadian Dollar	(211)	(147)	(457)
Euro	(389)	279	96
Russian Ruble	(295)	236	(370)
Venezuelan Bolivar	17	399	580
Other currencies	(458)	583	(549)
Total losses (gains)	$ (1,443)	$ 1,619	$ (788)

In February 2004, the Venezuelan government devalued the VEB by 20% to 1,915 VEB per USD. Effective March 2, 2005, the Venezuelan government devalued the VEB by an additional 12% to 2,147 VEB per USD. At December 31, 2006, our net monetary assets denominated in VEB in Venezuela were $3.3 million. We continue to monitor our operations and financial position in this region.

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

Our management conducted an evaluation of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2006.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Part III (Items 10 through 14) will be incorporated by reference pursuant to Regulation 14A under the Securities Exchange Act of 1934. The Registrant expects to file a definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2006.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. The following reports, financial statements and schedules are filed herewith on the pages indicated:

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Account

(b) Exhibits

The following exhibits are incorporated by reference to the filing indicated or are filed herewith.
Exhibit No.		Exhibit Title	Incorporated by Reference from the Following Documents

3.1	-	Articles of Association of the Company, as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)

3.2	-	Amendments to the Articles of Association of Core Laboratories N.V.	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders

4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 000-26710)

4.2	-	Purchase Agreement, dated October 31, 2006 among Core Laboratories LP, Core Laboratories N.V, Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.3	-

Indenture, dated November 6, 2006, among Core Laboratories LP, as Issuer, Core Laboratories N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 0.25% Senior Exchangeable Notes due 2011

Form 8-K, November 6, 2006 (File No. 001-14273)

4.4	-	Registration Rights Agreement, dated as of November 6, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.5	-	Note Hedge Confirmation, dated October 31, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.6	-	Warrant Confirmation, dated October 31, 2006 among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.7	-	Amendment to Note Hedge Confirmation, dated November 15, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

4.8	-	Amendment to Warrant Confirmation, dated November 15, 2006 among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated May 2, 1997 for Annual Meeting of Shareholders

10.2	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995 (File No. 33-96466)

10.3	-

Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997

Form S-3, October 31, 1997 (File No. 333-392655)

10.4	-	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.5	-	Core Laboratories Supplemental Executive Retirement Plan for John D. Denson effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.6	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.9	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.10	-	Second Amendment to Core Laboratories N.V. 1995 Non-employee Director Stock Option Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.11	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David Michael Demshur dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.12	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard Lucas Bergmark dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.13	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John David Denson dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.14	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty Lee Davis dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.15	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and David Demshur dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.16	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Richard Bergmark dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.17	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and John Denson dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.18	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Monty Davis dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.19	-	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as Amended and Restated Effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.20	-	Amendment to Core Laboratories Supplement Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.21	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and David Demshur[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.22	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.23	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.24	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and John D. Denson[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.25	-	Summary of Director Compensation	Filed Herewith

10.26	-	Form of Restricted Share Award Program Agreement	Form 8-K, September 9, 2004 (File No. 001-14273)

10.27	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Form 8-K, September 9, 2004 (File No. 001-14273)

10.28	-	Form of Performance Share Award Restricted Share Agreement (Restated)	Form 8-K, September 9, 2004 (File No. 001-14273)

10.29	-

Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of March 24, 2005

Form 10-Q, May 4, 2005 (File No. 001-14273)

10.30	-	Form of Restricted Share Award Program Agreement	Form 10-Q, May 4, 2005 (File No. 001-14273)

10.31	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Form 10-Q, May 4, 2005 (File No. 001-14273)

10.32	-

First Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of December 20, 2005

Form 8-K, December 23, 2005 (File No. 001-14273)

10.33	-	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders

10.34	-

Second Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of July 7, 2006

Form 8-K, November 7, 2006 (File No. 001-14273)

10.35	-

Third Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of November 6, 2006

Form 8-K, November 7, 2006 (File No. 001-14273)

10.36	-	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) [1]	Filed Herewith

10.37	-	Form of Restricted Share Award Program Agreement[1]	Filed Herewith

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORE LABORATORIES N.V.
By: Core Laboratories International B.V.

Date: February 16, 2007	By:	/s/ JAN WILLEM SODDERLAND
Jan Willem Sodderland
Managing Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 16th day of February 2007.
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
Alexander Vriesendorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

We have completed integrated audits of Core Laboratories N.V.'s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for share based payments effective January 1, 2006, in accordance with SFAS 123(R). Additionally, as discussed in Note 10 to the consolidated financial statements, the Company has changed its method of accounting for defined benefit pension plans effective December 31, 2006, in accordance with SFAS 158.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of this Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 16, 2007

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(In thousands, except share and per share data)
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 54,223	$ 13,743
Accounts receivable, net of allowance for doubtful accounts of $4,340 and
$4,526 at 2006 and 2005, respectively	112,055	99,129
Inventories, net	30,199	29,104
Prepaid expenses and other current assets	29,075	11,269
TOTAL CURRENT ASSETS	225,552	153,245

PROPERTY, PLANT AND EQUIPMENT, net	87,734	81,342
INTANGIBLES, net	6,602	6,720
GOODWILL	132,618	132,618
DEFERRED TAX ASSET	33,032	11,452
OTHER ASSETS	15,677	9,224
TOTAL ASSETS	$ 501,215	$ 394,601

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,762	$ 2,544
Accounts payable	37,460	32,557
Accrued payroll and related costs	24,707	17,371
Taxes other than payroll and income	8,714	5,660
Unearned revenues	6,853	3,233
Other accrued expenses	8,424	8,191
TOTAL CURRENT LIABILITIES	88,920	69,556

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	300,002	86,104
DEFERRED COMPENSATION	10,413	7,585
OTHER LONG-TERM LIABILITIES	28,598	16,034
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,446	1,065
SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value in 2006 and EUR 0.01 par value in 2005;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value in 2006 and EUR 0.01 par value in 2005;
100,000,000 shares authorized, 25,608,511 issued and 23,225,121 outstanding
at 2006 and 26,797,354 issued and 25,774,339 outstanding at 2005	1,450	474
Additional paid-in capital	23,182	103,832
Deferred compensation	-	(940)
Retained earnings	224,110	141,448
Accumulated other comprehensive income (loss)	(2,072)	-
Treasury shares (at cost), 2,383,390 at 2006 and 1,023,015 at 2005	(174,834)	(30,557)
TOTAL SHAREHOLDERS' EQUITY	71,836	214,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 501,215	$ 394,601

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)
	2006	2005	2004

REVENUES:
Services	$ 430,118	$ 367,401	$ 329,511
Sales	145,571	116,066	97,916
	575,689	483,467	427,427
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	300,663	277,423	256,202
Cost of sales, exclusive of depreciation shown below	106,436	90,700	80,190
General and administrative expenses	33,082	37,846	28,140
Depreciation	16,891	15,938	16,800
Amortization	384	438	342
Other expense (income), net	(5,324)	191	(761)
OPERATING INCOME	123,557	60,931	46,514
Debt prepayment charge	-	6,012	-
Interest expense	5,805	8,277	8,275
Income before income tax expense	117,752	46,642	38,239
Income tax expense	35,090	14,925	10,217
Income from continuing operations	82,662	31,717	28,022
Loss from discontinued operations (net of tax benefit of $285 and $111 in 2005 and 2004, respectively)	-	(506)	(15,732)
NET INCOME	$ 82,662	$ 31,211	$ 12,290
EARNINGS PER SHARE INFORMATION:

Basic earnings per share before loss from discontinued operations	$ 3.29	$ 1.22	$ 1.04
Loss from discontinued operations	-	(0.02)	(0.58)
Basic earnings per share	$ 3.29	$ 1.20	$ 0.46

Diluted earnings per share before loss from discontinued operations	$ 3.07	$ 1.13	$ 0.97
Loss from discontinued operations	-	(0.02)	(0.54)
Diluted earnings per share	$ 3.07	$ 1.11	$ 0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	25,157	26,038	26,896
Diluted	26,888	28,008	28,761

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except share data)

						Accumulated
	Common Shares		Additional			Other	Treasury Stock		Total
	Number of	Par	Paid-In	Deferred	Retained	Comprehensive	Number of		Shareholders'
	Shares	Value	Capital	Compensation	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, December 31, 2003	30,099,578	$ 509	$ 152,547	$ -	$ 97,947	$ -	2,216,558	$ (30,591)	$ 220,412
Stock options exercised, net of capital taxes	697,326	9	8,478	-	-	-	-	-	8,487
Stock-based compensation	-	-	2,900	(2,900)	-	-	-	-	-
Amortization of deferred compensation	-	-	-	414	-	-	-	-	414
Repurchases of common shares	-	-	-	-	-	-	2,378,500	(51,307)	(51,307)
Cancellation of common shares	(2,758,117)	(34)	(40,593)	-	-	-	(2,758,117)	40,627	-
Net income	-	-	-	-	12,290	-	-	-	12,290
BALANCE, December 31, 2004	28,038,787	484	123,332	(2,486)	110,237	-	1,836,941	(41,271)	190,296
Stock options exercised, net of capital taxes	655,255	8	8,207	-	-	-	-	-	8,215
Stock-based awards issued	385,753	5	9,235	-	-	-	-	-	9,240
Stock-based compensation	-	-	11,300	(3,740)	-	-	-	-	7,560
Amortization of deferred compensation	-	-	-	5,286	-	-	-	-	5,286
Tax benefit of stock options exercised	-	-	3,895	-	-	-	-	-	3,895
Repurchases of common shares	-	-	-	-	-	-	1,468,515	(41,446)	(41,446)
Cancellation of common shares	(2,282,441)	(23)	(52,137)	-	-	-	(2,282,441)	52,160	-
Net income	-	-	-	-	31,211	-	-	-	31,211
BALANCE, December 31, 2005	26,797,354	474	103,832	(940)	141,448	-	1,023,015	(30,557)	214,257
Stock options exercised, net of capital taxes	1,023,754	20	14,833	-	-	-	-	-	14,853
Stock-based awards issued	264,400	3	4,803	-	-	-	-	-	4,806
Reclassification in connection with adoption of SFAS 123R	-	-	(940)	940	-	-	-	-	-
Tax benefit of stock options exercised	-	-	6,255	-	-	-	-	-	6,255
Repurchases of common shares	-	-	-	-	-	-	3,837,372	(251,088)	(251,088)
Change in par value effective	-	977	(977)	-	-	-	-	-	-
Purchase of call options	-	-	(86,250)	-	-	-	-	-	(86,250)
Sale of warrants	-	-	56,500	-	-	-	-	-	56,500
Tax benefit from purchase of call options	-	-	31,913	-	-	-	-	-	31,913
Cancellation of common shares	(2,476,997)	(24)	(106,787)	-	-	-	(2,476,997)	106,811	-
Adjustment to initially adopt SFAS 158, net of tax	-	-	-	-	-	(2,072)	-	-	(2,072)
Net income	-	-	-	-	82,662	-	-	-	82,662
BALANCE, December 31, 2006	25,608,511	$ 1,450	$ 23,182	$ -	$ 224,110	$ (2,072)	2,383,390	$(174,834)	$ 71,836

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 82,662	$ 31,211	$ 12,290
Loss from discontinued operations, net of tax	-	506	15,732
Income from continuing operations	82,662	31,717	28,022
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	623	789	(441)
Provision for inventory obsolescence	1,495	3,255	2,887
Equity in (earnings) loss of affiliates	123	(36)	265
Minority interest	120	(57)	1
Stock-based compensation	4,806	15,683	5,535
Depreciation and amortization	17,275	16,376	17,142
Debt issuance costs amortization and finance charges	418	685	255
(Gain) loss on sale of assets	(755)	(293)	468
Gain on the involuntary sale of fixed assets	(375)	(875)	-
Gain on insurance recovery	(492)	(334)	-
Increase in value of life insurance policies	(484)	(282)	(301)
Deferred income taxes	8,063	81	(2,739)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(14,803)	(5,331)	(5,804)
Inventories	(4,138)	(2,988)	(904)
Prepaid expenses and other current assets	(2,216)	1,889	2,709
Other assets	(59)	2,199	(687)
Accounts payable	6,254	3,926	3,142
Accrued expenses	13,852	4,550	3,844
Other long-term liabilities	7,936	3,824	802
Net cash provided by operating activities	120,305	74,778	54,196
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,415)	(19,095)	(10,888)
Patents and other intangibles	(266)	(103)	(209)
Acquisitions, net of cash acquired	-	-	(1,782)
Proceeds from sale of assets	2,714	3,930	1,670
Premiums on life insurance	(1,628)	(1,096)	(799)
Discontinued operations	-	-	17,944
Net cash (used in) provided by investing activities	(23,595)	(16,364)	5,936
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(131,478)	(108,766)	(32,108)
Proceeds from debt borrowings	342,000	82,000	14,962
Capital lease obligations	(26)	(216)	(361)
Stock options exercised	14,853	8,215	8,487
Repurchase of common shares	(251,088)	(41,446)	(51,307)
Proceeds from sale of warrants	56,500	-	-
Purchase of exchangeable note hedge	(86,250)	-	-
Debt refinancing costs	(6,996)	(488)	-
Excess tax benefits from stock-based payments	6,255	-	-
Net cash used in financing activities	(56,230)	(60,701)	(60,327)
NET CHANGE IN CASH AND CASH EQUIVALENTS	40,480	(2,287)	(195)
CASH AND CASH EQUIVALENTS, beginning of year	13,743	16,030	16,225
CASH AND CASH EQUIVALENTS, end of year	$ 54,223	$ 13,743	$ 16,030

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 4,916	$ 9,927	$ 7,576
Cash payments for income taxes	$ 25,448	$ 15,898	$ 11,540

Non-cash investing and financing activities:
Financed capital expenditures	$ 2,350	$ 18	$ 5
Insurance premium financed	$ 2,654	$ 2,412	$ 2,601
Common stock issued related to compensation plans	$ 4,806	$ 9,240	$ -

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

CORE LABORATORIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of Core Laboratories and its subsidiaries and have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"). All inter-company transactions and balances have been eliminated in consolidation. The equity method of accounting is used to record our interest in investments in which we have less than a majority interest and do not exercise significant control. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise significant control. We record minority interest associated with consolidated subsidiaries that are less than 100% owned. In addition, we consolidate an entity over which we have significant influence, but we have no stock ownership. We are considered the primary beneficiary of this entity, but our exposure is limited to our investment, which was insignificant at December 31, 2006.

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

The following accounts, among others, require us to use critical estimates and assumptions:

-	allowance for doubtful accounts;

-	inventory reserves;

-	depreciation and amortization;

-	pensions and other postretirement benefits;

-	stock-based compensation;

-	income taxes; and

-	long-lived assets, intangibles and goodwill.

Accounting policies related to these accounts and the nature of these estimates are further discussed under the applicable caption. For each of these critical estimates it is at least reasonably possible that changes in these estimates will occur in the short term which may impact our financial position or results of operations.

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2006, 2005 and 2004, there were no items of other comprehensive income except net income. Effective December 31, 2006, we adopted FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158"), which resulted in us recording prior service costs and unrecognized actuarial loss of $2.1 million to Accumulated Other Comprehensive Income (Loss) as of December 31, 2006. See Note 10, Pensions and Other Postretirement Benefit Plans.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less. These items are carried at cost, which approximates market value. For the years ended December 31, 2006 and 2005, cash equivalents included time deposits and money market investment accounts.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenues for the years ended December 31, 2006, 2005 and 2004. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific customers and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $4.3 million and $4.5 million at December 31, 2006 and 2005, respectively.

Inventories

Inventories consist of manufactured goods, materials and supplies used for sales or services to clients. Inventories are stated at the lower of average cost or estimated net realizable value, and are reflected net of valuation reserves. Inventory costs are recorded at standard cost which approximates the first-in, first-out method.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised primarily of prepaid insurance, value added taxes and rents. In addition, at December 31, 2006 an asset held for sale with a carrying value of $3.2 million was included in other current assets.

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

We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. We evaluate our property, plant and equipment for impairment if a triggering event occurs which may indicate that an impairment is probable. Under these circumstances, we compare the sum of the estimated future cash flows related to the asset group, on an undiscounted basis, and an estimate of realizable value to the carrying value of the assets. If impairment is still indicated, we compare the fair value of the assets, determined using discounted cash flows over the remaining useful life of the asset, to the carrying amount, and recognize an impairment loss for the amount by which the fair value exceeds the carrying value. The determination of fair value requires the estimation of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.  We recorded no impairment charges related to property, plant and equipment held for use in continuing operations during the years ended December 31, 2006, 2005 and 2004.

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

Other Assets

Other assets consisted of the following (in thousands):
	2006	2005

Cash surrender value of life insurance	$ 6,730	$ 4,773
Pension asset	-	1,928
Investments	890	1,141
Debt issuance costs	7,102	524
Other	955	858
Total other assets	$ 15,677	$ 9,224

Cash surrender value of life insurance and the pension asset relate to postretirement benefit plans. See Note 10, Pensions and Other Postretirement Benefit Plans. Investments include our investments in unconsolidated affiliates, accounted for under the equity method, and investments held at cost. The operations of these entities are in-line with those of our core businesses. These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities. The debt issuance costs are being amortized over the life of the respective debt instruments.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or tax returns.

Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the asset is recovered or the liability is settled. We include interest and penalties from tax judgments in income tax expense.

Revenue Recognition

Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are provided or product title is transferred. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Revenues are recorded exclusive of taxes. Training and consulting service revenues are recognized as the services are performed.

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Additionally, certain significant operations transact contractual business denominated in the USD. Accordingly, foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation and amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2006, we incurred a net remeasurement gain of approximately $1.4 million. For the year ended December 31, 2005, we incurred a net remeasurement loss of approximately $1.6 million, while for the year ended December 31, 2004 we incurred a net remeasurement gain of approximately $0.8 million. These amounts were included in Other Expense (Income), net in the accompanying Consolidated Statements of Operations.

Pensions and Other Postretirement Benefits

We maintain a defined benefit pension plan for substantially all of our Dutch employees. We account for this plan in accordance with SFAS No. 87, "Employers' Accounting for Pensions", SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment to FASB Statements No. 87, 88, and 106" and SFAS 158. We adopted SFAS 158 as of December 31, 2006. As required by these pronouncements, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost. The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates. Actual results could differ from those estimates. See Note 10, Pensions and Other Postretirement Benefit Plans. Furthermore, we sponsor several defined contribution plans for the benefit of our employees. We expense these contributions in the period the contribution is made.

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the year ended December 31, 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation", and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results from prior periods have not been restated. This statement requires compensation costs related to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. We previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25"). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under our employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options are disclosed below per SFAS Statement No. 123, "Accounting for Stock-Based Compensation."

The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation in the prior year comparable period is as follows (in thousands, except per share data.):
Year ended December 31,
	2005	2004
Net income:
As reported	$ 31,211	$ 12,290
Add: stock-based compensation expense included in reported income, net of tax	10,665	4,056
Less: stock-based compensation expense determined under fair value method, net of tax	12,404	5,239
Pro forma	$ 29,472	$ 11,107
Basic earnings per share:
As reported	$ 1.20	$ 0.46
Pro forma	$ 1.13	$ 0.41
Diluted earnings per share:
As reported	$ 1.11	$ 0.43
Pro forma	$ 1.05	$ 0.39

Weighted average fair value of options granted	$ 16.96	$ 15.56

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
	New Option Grants
	2005	2004

Risk free interest rate	4.6%	4.0%
Expected volatility	55.2%	56.6%
Expected lives (in years)	9.18	9.12

Prior to the adoption of SFAS 123R, we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in our Consolidated Statement of Cash Flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options to be classified as financing cash flows.

For the year ended December 31, 2006, stock-based compensation expense recognized under SFAS 123R in the income statement is as follows (in thousands):
December 31, 2006

Cost of sales and services	$ 1,533
General and administrative	3,273
Total stock-based compensation expense	$ 4,806

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

	For the Year Ended December 31,
	2006	2005	2004
Weighted average basic common shares outstanding	25,157	26,038	26,896
Effect of dilutive securities:
Stock options	1,477	1,573	1,438
Contingent shares	151	353	348
Restricted stock and other	103	44	79
Weighted average diluted common and potential common shares outstanding	26,888	28,008	28,761

We exclude the effect of anti-dilutive shares associated with these securities from the calculation of the diluted weighted average shares. If these shares had been included, the impact would have been a decrease in diluted weighted average shares outstanding of 94 shares, 4,315 shares, and 33,693 shares for the years ended December 31, 2006, 2005 and 2004, respectively.

Discontinued Operations

We account for discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In April 2004, we sold our specialized geophysical and seismic-related assets and business. Based on the sale price and estimates of fair value, we adjusted the related assets to their estimated fair value in 2004 and recognized impairment charges related to the sale. Historical results for discontinued operations were adjusted to eliminate corporate allocations and inter-company transactions. See Note 17, Discontinued Operations.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income for the years ended December 31, 2006, 2005 and 2004.

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

4. INVENTORIES

Inventories consisted of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Finished goods	$ 24,747	$ 22,896
Parts and materials	6,749	7,381
Work in progress	1,238	1,183
Total inventories	32,734	31,460
Less - valuation reserves	2,535	2,356
Inventories, net	$ 30,199	$ 29,104

We include freight costs incurred for shipping inventory to our clients in the Cost of Sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows at December 31, 2006 and 2005 (in thousands):
	2006	2005

Land	$ 5,905	$ 5,905
Building and leasehold improvements	54,847	56,537
Machinery and equipment	138,314	118,062
Total property, plant and equipment	199,066	180,504
Less - accumulated depreciation and amortization	111,332	99,162
Property, plant and equipment, net	$ 87,734	$ 81,342

Our property, plant and equipment amounts include assets held under capital lease arrangements which totaled $0.1 million at December 31, 2005. Amortization of these capital lease amounts was $0.1 million, $0.2 million and $0.2 million for each of the years ended December 31, 2006, 2005 and 2004, respectively, and has been included in depreciation expense on the accompanying Statements of Operations.

6. INTANGIBLES

The components of intangibles as of December 31, 2006 and 2005 are as follows (in thousands):

		2006		2005
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	3-20	$ 1,514	$ 539	$ 1,514	$ 427
Acquired patents and trademarks	10	2,603	1,657	2,337	1,508
Agreements not to compete	3-7	810	372	810	257
Acquired trade names	30	392	41	392	33
Acquired trade names	Indefinite	3,892	-	3,892	-
Total intangibles		$ 9,211	$ 2,609	$ 8,945	$ 2,225

Our estimated amortization expense related to these intangibles for the next five years is summarized in the following table (in thousands):
2007	$ 339
2008	310
2009	303
2010	303
2011	287

Certain intangibles, primarily related to trade names, are deemed to have an indefinite life and are not amortized. These intangibles are included in an impairment analysis performed at least annually.

7. GOODWILL

The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2006, 2005 and 2004 were as follows (in thousands):
	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2003	$ 64,950	$ 64,383	$ 2,845	$ 132,178
Goodwill acquired during the year	-	437	-	437
Balance at December 31, 2004	64,950	64,820	2,845	132,615
Other	-	3	-	3
Balance at December 31, 2005	64,950	64,823	2,845	132,618
Goodwill acquired during the year	-	-	-	-
Balance at December 31, 2006	$ 64,950	$ 64,823	$ 2,845	$ 132,618

We test goodwill for impairment at least annually or more frequently if circumstances indicate a potential impairment. For purposes of this test, we compare the fair value of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. Fair value is determined by determining the present value of projecting future cash flows discounted at our cost of capital rate. If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated. If impairment is indicated, the fair value of the reportable segment would be determined, much like a purchase price allocation under the purchase accounting method prescribed in SFAS No. 141, "Business Combinations." Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified. We performed this impairment testing at December 31, 2006. No impairment was indicated, and therefore, no impairment has been recorded in 2006 related to continuing operations. See Note 16, Discontinued Operations.

The increase in goodwill for the years ended December 31, 2005 and 2004 were related to the acquisition of certain assets of Authentix, Inc., as discussed at Note 3, Acquisitions.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at December 31, 2006 and 2005 is summarized in the following table (in thousands):

	2006	2005

Senior Exchangeable Notes	$ 300,000	$ -
Credit Facility	-	86,000
Capital lease obligations	10	36
Other indebtedness	2,754	2,612
Total debt and capital lease obligations	302,764	88,648
Less - short-term debt included in other indebtedness	2,654	2,412
Less - current maturities of long-term debt and capital lease obligations	108	132
Long-term debt and capital lease obligations, net	$ 300,002	$ 86,104

On November 6, 2006 Core Laboratories LP, a wholly owned subsidiary, issued $250 million aggregate principal amount of Senior Exchangeable Notes due 2011 ("Notes") to qualified institutional buyers. The Notes bear interest at a rate of 0.25% per year and are guaranteed by Core Laboratories N.V. These notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at an initial conversion rate of 10.5533 per $1,000 principal amount of notes, which is equal to a conversion price of approximately $94.76 per share. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. On November 17, 2006, the initial purchasers exercised their option to purchase an additional $50 million of the 0.25% senior exchangeable notes due 2011, increasing the aggregate issuance of such notes to $300 million. We sold the Notes to the initial purchasers in reliance on Rule 144A of the Securities Act and subsequently filed a registration statement on Form S-3, which became effective immediately, pursuant to the Securities Act with respect to resale of the notes and shares received in exchange for the notes on December 22, 2006. The Notes bear interest at a rate of 0.25% per year payable semiannually on May 6 and November 6 of each year, beginning on May 6, 2007. Debt issuance costs of $6.7 million were capitalized in connection with the issuance of the Notes in other long-term assets on our consolidated balance sheet and are being amortized through November 2011.

Core Laboratories LP used proceeds of the offering to enter into exchangeable note hedge transactions with a financial institution which is an affiliate of one of the initial purchasers. The exchangeable note hedge transactions are designed to cover, subject to customary anti-dilution adjustments, the net number of our common shares that would be deliverable to exchanging note holders in the event of an exchange of the notes. We paid an aggregate amount of approximately $86.3 million of the proceeds from the sale of the Notes to acquire the call options.

Core Laboratories N.V. also entered into separate warrant transactions at the time of the sale of the Notes whereby we sold warrants which give the holders the right to acquire approximately 3.2 million of our common shares at a strike price of $127.56 per share. Upon exercise of the warrants, we have the option to deliver cash or our common shares equal to the difference between the then market price and strike price. All of the warrants will expire on January 25, 2012. We received aggregate proceeds of $56.5 million from the sale of the warrants which was used to repay our outstanding debt.

The purchased call options and sold warrants are separate contracts entered into by us with two financial institutions, and are not part of the terms of the notes and will not affect the holders' rights under the notes. The purchased call options are expected to offset the potential dilution upon exchange of the notes in the event that the market value per share of our common shares at the time of exercise is greater than the strike price of the purchased call options, which corresponds to the initial exchange price of the Notes and is simultaneously subject to certain customary adjustments. The warrants will effectively increase the exchange price of the notes to $127.56 per share of our common shares, from our perspective, representing a 75% premium based on the last reported bid price of $72.89 per share on October 31, 2006. In accordance with Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed To and Potentially Settled In, a Company's Own Stock" and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," we recorded the exchangeable note hedge and warrants in capital in excess of par value as of the transaction date, and will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $31.9 million in the fourth quarter of 2006 for the effect of the future tax benefits related to the exchangeable note hedge.

We maintain a revolving credit facility (the "Credit Facility"). In November, 2006, we amended this facility to decrease the aggregate borrowing commitment from $125.0 million to $100.0 million, and added an option to increase the commitment under the credit facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. The Credit Facility matures in December 2010 and requires interest payments only until maturity. These interest payments are based on the interest period selected. Our available borrowing capacity under the Credit Facility at December 31, 2006 was $93.1 million. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $6.9 million at December 31, 2006 related to certain projects in progress.

The terms of the Credit Facility require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreement. All of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

In July 1999, we issued $75.0 million in senior notes ("Senior Notes"), which bore interest at an average fixed rate of 8.16%. On December 29, 2005, we repurchased all of our outstanding Senior Notes, in accordance with the Note and Guarantee Agreement, for face value plus accrued and unpaid interest and a make-whole premium as prescribed in the Senior Note agreement. Such redemption was completed on December 29, 2005 and was funded utilizing a combination of excess cash and borrowings under the Credit Facility. The total cash paid in connection with the repurchase was $76.4 million of which $68.0 million related to the principal amount of the Senior Notes, $2.4 million related to the accrued interest and $6.0 million for a make-whole premium which is included in "Debt Prepayment Charge" in the accompanying Consolidated Statements of Operations.

Other indebtedness includes approximately $2.6 million of debt incurred relating to the financing of our corporate insurance.

Scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):
2007	$ 2 ,762
2008	2
2009	-
2010	-
2011	300,000
Thereafter	-
Total long-term debt and capital lease obligations	$ 302,764

9. INCOME TAXES

The components of income before income tax expense for 2006, 2005 and 2004 are as follows (in thousands):
	2006	2005	2004
United States	$ 39,925	$ 9,802	$ 5,258
Other countries	77,827	36,840	32,981
Operating income before income tax expense	$ 117,752	$ 46,642	$ 38,239

The components of income tax expense for 2006, 2005 and 2004 are as follows (in thousands):
	2006	2005	2004
Current:
United States	$ 4,212	$ (100)	$ (183)
Other countries	19,179	12,717	11,248
State and provincial	3,636	2,227	1,891
Total current	27,027	14,844	12,956

Deferred:
United States	11,684	4,486	204
Other countries	(3,695)	(4,259)	(2,998)
State and provincial	74	(146)	55
Total deferred	8,063	81	(2,739)
Income tax expense from continuing operations	$ 35,090	$ 14,925	$ 10,217

The differences in income tax expense computed using The Netherlands statutory income tax rate of 29.6% in 2006 and 31.5% in 2005 and 34.5% in 2004 and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2006, 2005 and 2004 are as follows (in thousands):
	2006	2005	2004
Tax at The Netherlands income tax rate	$ 34,855	$ 14,692	$ 13,193
International earnings taxed at rates other than The Netherlands statutory rate	(506)	(5,598)	(7,056)
Extraterritorial income exclusion benefit	(495)	(193)	(197)
Non-deductible expenses	3,593	2,787	2,562
Change in valuation allowance	(6,067)	1,156	(231)
State and provincial taxes	3,710	2,081	1,946
Income tax expense from continuing operations	$ 35,090	$ 14,925	$ 10,217

In 2006, we released approximately $6.1 million of the valuation allowance due to an increase in tax profits which was primarily offset by an increase in our provision for tax controversies in various jurisdictions.

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2006 and 2005 are summarized as follows (in thousands):
	2006	2005
Deferred tax assets:
Net operating loss carry-forwards	$ 9,493	$ 22,578
Tax credit carry-forwards	8,152	5,988
Reserves	3,989	2,332
Call option on senior exchangeable notes	30,849	-
Other	806	-
Total deferred tax assets	53,289	30,898
Valuation allowance	(7,739)	(13,806)
Net deferred tax asset	45,550	17,092

Deferred tax liabilities:
Intangibles	(1,535)	(1,440)
Property, plant and equipment	(1,199)	(1,733)
Other	(1,501)	(2,031)
Total deferred tax liabilities	(4,235)	(5,204)
Net deferred income taxes	$ 41,315	$ 11,888

Current deferred tax assets	$ 8,283	$ 436
Long-term deferred tax assets	33,032	11,452
Total deferred tax assets	$ 41,315	$ 11,888

At December 31, 2006, we had net operating loss carry-forwards for income tax purposes in various tax jurisdictions of approximately $39.4 million. Of those carry-forwards that are subject to expiration, they will expire, if unused, over the years 2006 through 2025. During 2006, $0.7 million of the operating loss carry-forwards which carried a full valuation allowance expired unused. We anticipate that taxable income in future years will allow us to fully utilize the carry-forwards that have not had a valuation allowance provided against them. We provide a valuation allowance due to the likelihood of not utilizing the net operating loss carry-forwards in certain tax jurisdictions. The reduction in valuation allowance from 2005 to 2006 is attributable primarily to an increase in taxable profit. On November 6, 2006, we recorded a deferred tax asset of $31.9 million associated with the exchangeable note hedge transaction which will be utilized over the life of the hedge. The offset to the deferred tax asset was recorded in Additional Paid-In Capital. Other deferred tax asset and liabilities are provided for revenues and expenses that may be recognized by the various tax jurisdictions in periods that differ from when recognized for financial reporting purposes.

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

Effective December 31, 2006, we adopted SFAS 158, which requires expanded balance sheet presentation and disclosure for pension plans and other postretirement benefit plans. In prior years, unrecognized net actuarial losses and prior service costs were netted together with the funded status of the Dutch Plan and recorded as a pension asset on the Consolidated Balance Sheet. The underfunded status of the Dutch Plan that is calculated when applying U.S. generally accepted accounting principles is recorded as a liability and is included in Other Long-term Liabilities. The net actuarial loss and prior service cost which have not been recognized through net periodic pension costs are classified as Accumulated Other Comprehensive Income in the Consolidated Balance Sheet for the year ended December 31, 2006.

The following table summarizes the incremental effect of applying SFAS 158 on individual line items in the December 31, 2006 Consolidated balance Sheet (in thousands):
	Before Application of SFAS 158	Adjustments	After Application of SFAS 158

Prepaid expenses and other current assets	$ 31,247	$ (2,172)	$ 29,075
Total current assets	227,724	(2,172)	225,552
Deferred tax asset	32,323	709	33,032
Total assets	502,678	(1,463)	501,215
Other long-term liabilities	27,989	609	28,598
Accumulated other comprehensive income	-	2,072	2,072
Total shareholders' equity	73,908	(2,072)	71,836
Total liabilities and shareholders' equity	502,678	(1,463)	501,215

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2006 and 2005 (in thousands):
	2006	2005
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$ 21,185	$ 19,456
Service cost	1,206	684
Interest cost	903	803
Benefits paid	(484)	(444)
Amendments	1,702	-
Actuarial (gain)/ loss, net	(3,150)	3,283
Unrealized (gain)/ loss on foreign exchange	2,622	(2,597)
Projected benefit obligation at end of year	$ 23,984	$ 21,185

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$ 19,183	$ 20,195
Actual gain on plan assets	921	660
Employer contributions	1,307	1,506
Benefits paid	(484)	(444)
Unrealized (loss) gain on foreign exchange	2,448	(2,734)
Fair value of plan assets at end of year	$ 23,375	$ 19,183

Under-funded status of the plan at end of the year	$ (609)	$ (2,002)

Accumulated Benefit Obligation	$ 19,224	$ 18,010

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2006 and 2005:
	2006	2005
Weighted average assumed discount rate	4.50%	4.00%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2006 was increased from 4.00% to 4.50%. The increase in the discount rate was consistent with a general increase in long-term interest rates in The Netherlands during 2006. This change in discount rates contributed to a decrease in unrecognized actuarial loss as of December 31, 2006.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2006 and 2005 consist of (in thousands):
	2006	2005

Prepaid expenses and other current assets	$ -	$ 1,928
Deferred tax asset	709	-
Other long-term liabilities	609	-
Accumulated other comprehensive income	2,072	-

Amounts recognized, net of tax, in Accumulated Other Comprehensive Income as of December 31, 2006 consist of; prior service costs of $1.3 million and unrecognized net actuarial loss of $0.8 million. Unrecognized amounts currently recorded to Accumulated Other Comprehensive Income are expected to be recognized as components of next year's net pension benefit cost are $0.1 million actuarial loss and $0.2 million of prior service cost.

The components of net periodic pension cost under this plan for the years ended December 31, 2006 and 2005 included:

	2006	2005
Service cost	$ 1,206	$ 684
Interest cost	903	803
Expected return on plan assets	(875)	(909)
Unrecognized pension obligation (asset), net	139	(82)
Net periodic pension cost	$ 1,373	$ 496

This net periodic pension cost was calculated using the following assumptions:
	2006	2005
Weighted average assumed discount rate	4.50%	4.50%
Expected long-term rate of return on plan assets	4.00%	4.50%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2006 and 2005 consisted of insurance contracts with returns comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the expected returns on these contracts. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2007 minimum funding requirements are expected to be approximately $1.5 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan. Expected benefit payments under this plan for the next five years are as follows (in thousands):
2007	$ 372
2008	424
2009	477
2010	522
2011	614
Succeeding five years	5,402

Defined Contribution Plans

We maintain three defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in the United States, Canada and the United Kingdom. In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Defined Contribution Plans. For the years ended December 31, 2006, 2005 and 2004, we expensed approximately $3.2 million, $2.5 million and $2.4 million respectively, for our matching and discretionary contributions to the Defined Contribution Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key officers and an outside director. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2006, 2005 and 2004 was approximately $0.6 million, $0.6 million and $0.5 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the 401(k) Plan, due to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the deferred compensation plan were $0.1 million, $0.1 million and $0.1 million of the years ended December 31, 2006, 2005 and 2004, respectively. These employer contributions vest ratably over a period of five years.

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

In 1998, we entered into employment agreements with our four senior executive officers that provided for severance benefits.  The present value of the long-term liability for the benefits due upon severing the employment of these employees is approximately $2.2 million at December 31, 2006.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2006, consist of the following (in thousands):
2007	$ 8,240
2008	6,538
2009	4,772
2010	3,409
2011	2,920
Thereafter	12,131
Total commitments	$ 38,010

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $8.8 million, $7.6 million and $7.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

12. CAPITAL STOCK

Treasury Shares

On October 10, 2002, we began to repurchase our shares under a share repurchase program approved by shareholders in connection with our initial public offering in September 1995. The program has continued to be extended for a period of 18 months at each of our annual shareholder meetings authorizing the purchase of up to 10% of our issued shares. We currently have authority to repurchase our shares through December 27, 2007. The cancellation of shares has also been approved by shareholders at prior shareholder meetings. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. From the activation of the share repurchase program through December 31, 2006, we have repurchased 13,231,837 shares for an aggregate purchase price of approximately $410.8 million, or an average price of $31.05 per share and have cancelled 10,848,447 shares at a cost of $236.0 million. We are incorporated in The Netherlands and under the Dutch Commercial Code, a corporation can hold a maximum of 10% of their issued shares in treasury. At December 31, 2006, we had the authority to repurchase 158,736 additional shares under our stock repurchase program. Subsequent to year end, we have repurchased the remaining shares at a total cost of approximately $16.8 million.

In June 2006, our shareholders approved a change to the par value per share from EUR 0.01 to EUR 0.04. As the result of the change in par value an increase in common shares occurred for $1.0 million which was charged to our paid-in capital account.

13. STOCK-BASED COMPENSATION

We have granted stock options and restricted stock awards under two stock incentive plans: the 1995 Long-Term Incentive Plan (the "Plan") and the 2006 Nonemployee Director Stock Incentive Plan (the "Director Plan "). In addition to stock options, awards under the following three compensation programs have been granted pursuant to the Plan: (1) the Executive Restricted Share Matching Program ("ESMP"), (2) the Performance Share Award Program ("PSAP") and (3) the Restricted Share Award Program ("RSAP").

1995 Long-term Incentive Plan

The Plan, as amended, provides for a maximum of 5,400,000 common shares to be granted to eligible employees. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the ESMP, PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

From our inception in 1995 to 2001, we awarded stock options as the primary form of equity compensation. In 2001, we reassessed the form of award and elected to begin the use of restricted share grants which we believe are a stronger motivational tool for our employees. Restricted share awards provide some value to an employee during periods of stock market volatility, whereas stock options may have limited perceived value and may not be as affective in retaining and motivating employees when the current value of the company's stock is less than the option price. Currently, our long-term equity incentive compensation is exclusively in the form of restricted shares and performance restricted shares as no stock options were granted during 2006 under the Plan. At December 31, 2006, approximately 40,288 shares were available for the grant of new awards under the Plan.

2006 Nonemployee Director Stock Incentive Plan

The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 700,000 common shares. On June 28, 2006, the 1995 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2006 Nonemployee Director Stock Incentive Plan. The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the prior plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Under the Director Plan, each nonemployee Supervisory Director is generally granted 2,000 performance restricted shares (4,000 shares if such nonemployee Supervisory Director is the Chairman) that will vest at the end of a three-year measurement period subject to our performance as measured against certain predetermined metrics. Only nonemployee Supervisory Directors are eligible for these equity-based awards under the Director Plan. As of December 31, 2006, approximately 312,555 shares were available for issuance under the Director Plan. Although restricted shares have been granted in 2006 pursuant to the Director Plan, no stock options were granted during 2006.

Executive Restricted Share Matching Program

The ESMP was implemented in June 2002 to encourage personal investment in our common stock by our executive officers. Under the program, we matched on a one-for-one basis each share that an executive purchased on the open market or held in his deferred compensation, 401(k) or other retirement account as of June 1, 2002, up to a maximum of 50,000 shares per participant. Prior to the adoption of SFAS 123R, the ESMP was accounted for as a variable stock award plan under which we recorded compensation expense totaling $(0.1) million and $2.2 million for the years ended December 31, 2005 and 2004, respectively.

On June 1, 2005, 132,853 shares previously issued to the participants became vested. We recorded common stock and additional paid-in-capital totaling $3.4 million and in conjunction with the vesting, 48,425 shares of common stock were surrendered by the participants to settle any personal tax liabilities which may result from the award. The surrendered shares were valued at $1.2 million, or $25.54 per share, and have been included as treasury shares.

Pursuant to the ESMP, on June 1, 2005, we issued an additional 76,200 restricted shares (the "Restricted Gross-up Shares") in the aggregate to reimburse the participants for tax liabilities resulting from the vesting of the original grant of 132,853 restricted shares under the ESMP and their eventual vesting in the Restricted Gross-up Shares. Historically, we had accounted for the Restricted Gross-up Shares under APB 25 as a variable award and remeasured it at each balance sheet date. Upon adoption of SFAS 123R, the Restricted Gross-up Shares were classified as an equity award resulting in the fair value being fixed at the original grant-date fair value. Compensation expense is being recorded over the vesting period based on the estimated number of shares that management believes will ultimately vest. During the year ended December 31, 2006, we recorded $1.0 million of compensation expense for the Restricted Gross-up Shares. As of December 31, 2006, approximately 15% of the Restricted Gross-up Shares remain unvested, assuming that all the awards will ultimately vest, resulting in approximately $0.4 million of compensation expense to be recognized through the ultimate vesting date of June 1, 2007.

Performance Share Award Program

Awards Under the Plan

Under the PSAP, certain executives were awarded rights to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods. Under this arrangement we have granted rights relating to an aggregate of 120,000 shares in 2005 and 120,000 shares in 2004.

To meet the performance target for the granted rights relating to 60,000 of the shares, our common shares must perform as well as or better than the 50th percentile of the return earned by the common stock of the companies comprising the Philadelphia Oil Service Sector Index ("OSX") for the applicable performance period. If our common shares performed at or above the 75th percentile of the companies comprising the OSX, then all of the rights to such shares would vest. If our common shares perform at or above the 50th percentile but below the 75th percentile of the companies comprising the OSX, then an interpolated percentage of between 20% and 100% of the rights to such shares would vest at the end of the three-year period.

The performance targets for the granted rights relating to 180,000 of the shares will be eligible to vest if our calculated return on equity ("ROE"), as defined in the PSAP, equals or exceeds a pre-determined target ROE on the measurement date, which is the last day of the applicable three year performance period. Pursuant to the agreement, ROE is calculated by dividing earnings before interest and income tax from continuing operations for the performance period by ending shareholders' equity for the performance period. For rights relating to 60,000 shares, the pre-determined target ROE is 18% which will be measured on December 31, 2006, the end of the three-year performance period. The pre-determined target ROE for the remaining rights relating to 120,000 shares is 24% and will be measured on December 31, 2007, the end of the three-year performance period. If our ROE for the performance period does not meet the target ROE, then the number of shares to be issued would be interpolated based on the terms of the agreement.

Upon adoption of SFAS 123R, all of the PSAP awards were classified as equity awards. Historically, we had accounted for these instruments under APB 25 as variable awards and remeasured them at each balance sheet date.  Effective January 1, 2006, the fair value of the awards are fixed at the original grant-date fair value with compensation recorded over the vesting period based on the estimated number of awards that management believes will ultimately vest. As of December 31, 2006, there was $0.9 million of unrecognized stock-based compensation expense related to nonvested PSAP awards. That cost is expected to be recognized over an estimated weighted-average amortization period of 12 months. We recognized compensation expense of $1.8 million, $9.6 million and $2.9 million in 2006, 2005 and 2004, respectively. We have recognized a tax benefit from the vesting of the PSAP of $1.9 million in 2006.

In January 2007, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to rights to an aggregate of 120,000 shares. We issued these 120,000 common shares on January 31, 2007 and, simultaneously, the participants surrendered 38,024 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $3.1 million, at $82.40 per share.

Awards Under the Director Plan

On September 15, 2006, we awarded rights relating to an aggregate of 12,000 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on September 15, 2006 and ends on September 15, 2009. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 35% at the end of the three-year performance period. If our ROE for the performance period does not meet the target ROE but equals or exceeds 28%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.8 million over a three-year period that began on September 15, 2006, of which, $0.1 million has been recognized in 2006. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 33 months.

Restricted Share Award Program

In 2004, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors approved the RSAP to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we have granted 218,100 shares, 142,600 shares and 130,500 shares in 2006, 2005 and 2004, respectively. The shares issued in 2005 and 2004 would cliff vest at the end of a seven year period but also contained two performance accelerators either of which, if satisfied, or if certain other events occurred, as specified in the related agreements, accelerates the vesting. Each grant issued in 2005 and 2004 achieved the performance accelerator and became fully vested in 2006 and 2005, respectively. The shares issued in 2006 have a six year ratable vesting schedule where 1/6th of the grant vests on each following anniversary date. No performance accelerators for early vesting exist for these awards. Prior to adopting SFAS 123R, compensation expense for the RSAP was originally recorded at the grant-date fair value and was being amortized over the expected life of the award. Upon adoption of SFAS 123R, the RSAP was classified as an equity award. As of December 31, 2006, there was $11.6 million of unrecognized total stock-based compensation related to nonvested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 66 months. We recognized compensation expense of $2.0 million, $5.3 million and $0.4 million in 2006, 2005 and 2004, respectively. We have recognized a tax benefit from the vesting of the RSAP of $1.4 million and $0.2 million in 2006 and 2005, respectively.

Nonvested restricted stock awards as of December 31, 2006 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2005	578,600	$ 21.67
Granted	230,100	64.90
Vested	(264,400)	19.58
Forfeited	(9,600)	59.34
Nonvested at December 31, 2006	534,700	$ 40.63

We issue shares from authorized shares upon the exercise of options or lapsing of vesting restrictions on restricted stock. We have not issued shares out of treasury stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

The following table presents the change in outstanding stock options issued under the Plan and the Director Plan for the years ended December 31, 2006, 2005 and 2004. All options outstanding at December 31, 2006 are fully vested.
	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life	Average Intrinsic Value - Per Share
Balance as of December 31, 2005	2,735,159	0.01 - 61.19	$ 13.48
Options granted	-	-	-
Options exercised	(1,023,754)	8.38 - 61.19	14.51
Options forfeited	(70,746)	8.38 - 23.00	15.67
Balance as of December 31, 2006	1,640,659	$ 0.01 - 25.00	$ 12.74	5.1	$ 68.26

The total intrinsic value of options exercised during 2006, 2005 and 2004 were $47.8 million, $11.1 million and $7.0 million, respectively. We have recognized a tax benefit from the exercise of the stock options of $2.9 million and $3.7 million in 2006 and 2005, respectively.

In 2005, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors approved a modification of all unvested options, whereby, all unvested options then outstanding became fully vested. Prior to the modification, there were stock options covering 322,072 common shares that were unvested, which represented less than 12% of the total number of commons shares subject to stock options that were outstanding. The options were vested in anticipation of the adoption of SFAS 123R as the Option Subcommittee determined that the administrative costs of applying the provisions of SFAS 123R to the few remaining unvested options far exceeded the benefit of allowing these options to vest as originally scheduled under the plans. As a result of the modification, we determined that the increase in the intrinsic value of the unvested options over the original grant price was approximately $7.9 million. In 2005, we recorded $0.1 million of expense, which represents management's estimate of those employees that would receive a benefit by leaving the Company with fully vested options prior to the original vesting date of the option grant. Should the actual rate of employees leaving the Company with such a benefit differ from management's initial estimate at December 31, 2005, an adjustment to expense will be recorded as the difference between the actual benefit rate and the initial benefit estimate.

14. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, are as follows (in thousands):
	Year Ended
	2006	2005	2004

Minority interest	$ 120	$ (57)	$ 1
(Gain) loss on sale of assets	(755)	(293)	550
Equity in loss (income) of affiliates	123	(36)	265
Foreign exchange (gain) loss	(1,443)	1,619	(788)
Interest income	(457)	(402)	(189)
Gain on involuntary sale of asset	(375)	(875)	-
Gain on insurance recovery	(492)	(334)	-
Other	(2,045)	569	(600)
Total other expense (income), net	$ (5,324)	$ 191	$ (761)

In 2003, the British government notified us that it would exercise its right of eminent domain thereby involuntarily acquiring the property of one of our operating facilities. Prior to December 31, 2003, we received an initial payment from the British government for $0.6 million as compensation for this property. In the second quarter of 2005, we negotiated and received an additional settlement which resulted in a $0.9 million gain. In the fourth quarter of 2006, we received a final settlement which resulted in a $0.4 million gain in excess of the gain recorded in 2005.

During the first quarter of 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. In June 2005, we filed claims with our insurance carrier for reimbursement of these costs resulting in a net gain of $0.3 million. In addition, we filed a claim for business interruption costs and the final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million in excess of the gain recorded in 2005.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.) Foreign exchange gains and losses are the result of fluctuations in the USD against foreign currencies and are included in other expense (income) in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency; as well as countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	Year Ended
Losses (gains) by currency	2006	2005	2004

British Pound	$ (107)	$ 269	$ (88)
Canadian Dollar	(211)	(147)	(457)
Euro	(389)	279	96
Russian Ruble	(295)	236	(370)
Venezuelan Bolivar	17	399	580
Other currencies	(458)	583	(549)
Total losses (gains)	$ (1,443)	$ 1,619	$ (788)

In February 2004, the Venezuelan government devalued the VEB by 20% to 1,915 VEB per USD. Effective March 2, 2005, the Venezuelan government devalued the VEB by an additional 12% to 2,147 VEB per USD. At December 31, 2006, our net monetary assets denominated in VEB in Venezuela were $3.3 million. We continue to monitor our operations and financial position in this region.

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
	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
DECEMBER 31, 2006
Revenues from unaffiliated customers	$ 315,068	$ 223,056	$ 37,565	$ -	$ 575,689
Inter-segment revenues	670	798	454	(1,922)	-
Segment income (loss)	58,049	57,494	8,381	(367)	123,557
Total assets	215,293	162,322	17,813	105,787	501,215
Capital expenditures	15,729	6,495	549	1,642	24,415
Depreciation and amortization	9,143	4,757	464	2,911	17,275

DECEMBER 31, 2005
Revenues from unaffiliated customers	$ 280,979	$ 175,894	$ 26,594	$ -	$ 483,467
Inter-segment revenues	1,946	308	95	(2,349)	-
Segment income (loss)	37,341	30,413	4,035	(10,858)	60,931
Total assets	202,447	151,015	13,145	27,994	394,601
Capital expenditures	9,649	7,559	472	1,415	19,095
Depreciation and amortization	9,606	4,195	474	2,101	16,376

DECEMBER 31, 2004
Revenues from unaffiliated customers	$ 258,864	$ 147,119	$ 21,444	$ -	$ 427,427
Inter-segment revenues	1,161	778	180	(2,119)	-
Segment income	27,877	19,472	2,588	(3,423)	46,514
Total assets	201,960	150,386	12,918	23,533	388,797
Capital expenditures	8,010	2,210	135	533	10,888
Depreciation and amortization	9,036	3,769	497	3,840	17,142

1)"Corporate and other" represents those items that are not directly related to a particular segment, eliminations and the assets and liabilities of discontinued operations.

We are a Netherlands company and we derive our revenues from services and product sales to customers primarily in the oil and gas industry. No single client accounted for 10% or more of revenues in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for 2006, 2005 and 2004 (in thousands):
GEOGRAPHIC INFORMATION	United States	Canada	Other Countries	Consolidated
DECEMBER 31, 2006
Revenues	$ 271,498	$ 74,910	$ 229,281	$ 575,689
Operating income	65,393	27,774	30,390	123,557
Total assets	250,195	41,427	209,593	501,215

DECEMBER 31, 2005
Revenues	$ 214,843	$ 64,607	$ 204,017	$ 483,467
Operating income	30,693	15,624	14,614	60,931
Total assets	168,470	38,921	187,210	394,601

DECEMBER 31, 2004
Revenues	$ 177,918	$ 56,553	$ 192,956	$ 427,427
Operating income	25,082	10,299	11,133	46,514
Total assets	159,890	36,527	192,380	388,797

U.S. revenues derived from exports were approximately $45.6 million, $35.5 million and $30.6 million in 2006, 2005 and 2004, respectively. Operating income and total assets associated with our corporate operations have been included in the results for the United States.

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the $300 million 0.25% convertible debt securities due 2011 issued by Core Laboratories LP on November 6, 2006.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2006 and 2005, statements of income and the consolidating statements of cash flows for each of the three years in the period ended December 31, 2006 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V. and (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,572	$ 35,385	$ 17,266	$ -	$ 54,223
Accounts receivable, net	125	19,717	92,213	-	112,055
Inventories, net	-	1,677	28,522	-	30,199
Prepaid expenses and other current assets	495	14,441	14,139	-	29,075
	2,192	71,220	152,140	-	225,552

PROPERTY, PLANT AND EQUIPMENT, net	-	21,654	66,080	-	87,734
GOODWILL AND INTANGIBLES, net	46,986	2,009	90,225	-	139,220
INTERCOMPANY RECEIVABLES	38,390	198,654	351,316	(588,360)	-
INVESTMENT IN AFFILIATES	150,090	-	788,555	(937,755)	890
DEFERRED TAX ASSET	5,815	26,286	13,707	(12,776)	33,032
OTHER ASSETS	3,410	10,460	917	-	14,787
TOTAL ASSETS	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 01,215

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,654	$ 100	$ 8	$ -	$ 2,762
Accounts payable	698	7,078	29,684	-	37,460
Other accrued expenses	2,785	18,915	26,998	-	48,698
	6,137	26,093	56,690	-	88,920

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	2	-	300,002
DEFERRED COMPENSATION	5,230	4,920	263	-	10,413
DEFERRED TAX LIABILITY	12,776	-	-	(12,776)	-
INTERCOMPANY PAYABLES	140,376	2,553	445,431	(588,360)	-
OTHER LONG-TERM LIABILITIES	10,528	7,645	10,425	-	28,598

MINORITY INTEREST	-	-	1,446	-	1,446

TOTAL SHAREHOLDERS' EQUITY	71,836	(10,928)	948,683	(937,755)	71,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 501,215

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 111,425	$ 464,264	$ -	$ 575,689
Intercompany revenues	388	15,894	114,392	(130,674)	-
Earnings from consolidated affiliates	85,425	-	68,220	(153,645)	-
Total revenues	85,813	127,319	646,876	(284,319)	575,689

OPERATING EXPENSES
Operating costs	827	69,977	377,225	(40,930)	407,099
General and administrative expenses	7,354	25,700	28	-	33,082
Depreciation and amortization	21	5,298	11,956	-	17,275
Other expense (income), net	(10,985)	(13,695)	107,199	(87,843)	(5,324)
Operating income	88,596	40,039	150,468	(155,546)	123,557
Interest expense	709	5,062	71	(37)	5,805
Income before income tax expense	87,887	34,977	150,397	(155,509)	117,752
Income tax expense (benefit)	5,226	13,608	16,256	-	35,090
NET INCOME	$ 82,661	$ 21,369	$ 134,141	$ (155,509)	$ 82,662

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 194,078	$ (95,773)	$ 22,000	$ -	$ 120,305
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(4,892)	(19,523)	-	(24,415)
Patents and other intangibles	-	(66)	(200)	-	(266)
Proceeds from sale of assets	-	333	2,381	-	2,714
Premiums on life insurance	-	(1,628)	-	-	(1,628)
Net cash used in investing activities	-	(6,253)	(17,342)	-	(23,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(28,378)	(103,100)	-	-	(131,478)
Proceeds from debt borrowings	8,000	334,000	-	-	342,000
Capital lease obligations	-	-	(26)	-	(26)
Stock options exercised	14,853	-	-	-	14,853
Repurchase of common shares	(251,088)	-	-	-	(251,088)
Proceeds from sale of warrants	56,500	-	-	-	56,500
Purchase of exchangeable note hedge	-	(86,250)	-	-	(86,250)
Debt issuance costs	-	(6,996)	-	-	(6,996)
Excess tax benefit from stock-based payments	6,255	-	-	-	6,255
Net cash used in financing activities	(193,858)	137,654	(26)	-	(56,230)

NET CHANGE IN CASH AND CASH EQUIVALENTS	220	35,628	4,632	-	40,480
CASH AND CASH EQUIVALENTS, beginning of period	1,352	(243)	12,634	-	13,743
CASH AND CASH EQUIVALENTS, end of period	$ 1,572	$ 35,385	$ 17,266	$ -	$ 54,223

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2005
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,352	$ (243)	$ 12,634	$ -	$ 13,743
Accounts receivable, net	707	17,148	81,274	-	99,129
Inventories, net	-	1,336	27,768	-	29,104
Prepaid expenses and other current assets	427	1,682	9,160	-	11,269
TOTAL CURRENT ASSETS	2,486	19,923	130,836	-	153,245

PROPERTY, PLANT AND EQUIPMENT, net	219	21,766	59,357	-	81,342
GOODWILL AND INTANGIBLES, net	46,986	2,117	90,235	-	139,338
INTERCOMPANY RECEIVABLES	10,752	68,955	323,781	(403,488)	-
INVESTMENT IN AFFILIATES	289,653	-	526,586	(815,098)	1,141
DEFERRED TAX ASSET	18,228	5,645	664	(13,085)	11,452
OTHER ASSETS	3,026	2,421	2,636	-	8,083
TOTAL ASSETS	$ 371,350	$ 120,827	$ 1,134,095	$ (1,231,671)	$ 394,601

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,412	$ 100	$ 2	$ -	$ 2,544
Accounts payable	743	5,841	25,973	-	32,557
Other accrued expenses	2,928	10,942	19,785	-	33,655
Current liabilities of discontinued operations	-	-	800	-	800
TOTAL CURRENT LIABILITIES	6,083	16,883	46,590	-	69,556

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	17,000	69,100	4	-	86,104
DEFERRED COMPENSATION	4,844	2,598	143	-	7,585
DEFERRED TAX LIABILITY	-	-	13,085	(13,085)	-
INTERCOMPANY PAYABLES	120,691	27,887	254,910	(403,488)	-
OTHER LONG-TERM LIABILITIES	8,475	4,742	2,817	-	16,034

MINORITY INTEREST	-	-	1,065	-	1,065

TOTAL SHAREHOLDERS' EQUITY	214,257	(383)	815,481	(815,098)	214,257
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 371,350	$ 120,827	$ 1,134,095	$ (1,231,671)	$ 394,601

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2005
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 88,083	$ 395,384	$ -	$ 483,467
Intercompany revenues	-	8,924	90,795	(99,719)	-
Earnings from consolidated affiliates	37,236	-	214,074	(251,310)	-
Total revenues	37,236	97,007	700,253	(351,029)	483,467

OPERATING EXPENSES
Operating costs	-	60,049	337,331	(29,257)	368,123
General and administrative expenses	14,530	23,304	12	-	37,846
Depreciation and amortization	37	5,151	11,188	-	16,376
Other expense (income), net	(8,517)	(14,749)	93,872	(70,415)	191
Operating income	31,186	23,252	257,850	(251,357)	60,931
Interest expense	1,080	13,110	146	(47)	14,289
Income before income tax expense	30,106	10,142	257,704	(251,310)	46,642
Income tax expense (benefit)	(1,105)	4,592	11,438	-	14,925
Income from continuing operations	31,211	5,550	246,266	(251,310)	31,717
Discontinued operations	-	-	(506)	-	(506)
NET INCOME	$ 31,211	$ 5,550	$ 245,760	$ (251,310)	$ 31,211

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2005
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 43,058	$ 22,435	$ 9,285	$ -	$ 74,778
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(218)	(4,463)	(14,414)	-	(19,095)
Patents and other intangibles	-	(4)	(99)	-	(103)
Proceeds from sale of assets	-	1,155	2,775	-	3,930
Premiums on life insurance	-	(1,096)	-	-	(1,096)
Net cash used in investing activities	(218)	(4,408)	(11,738)	-	(16,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(9,105)	(99,661)	-	-	(108,766)
Proceeds from debt borrowings	-	82,000	-	-	82,000
Debt issuance costs	-	(488)	-	-	(488)
Capital lease obligations	-	-	(216)	-	(216)
Stock options exercised	8,215	-	-	-	8,215
Repurchase of common shares	(41,446)	-	-	-	(41,446)
Net cash used in financing activities	(42,336)	(18,149)	(216)	-	(60,701)

NET CHANGE IN CASH AND CASH EQUIVALENTS	504	(122)	(2,669)	-	(2,287)
CASH AND CASH EQUIVALENTS, beginning of period	848	(121)	15,303	-	16,030
CASH AND CASH EQUIVALENTS, end of period	$ 1,352	$ (243)	$ 12,634	$ -	$ 13,743

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2004
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 72,910	$ 354,517	$ -	$ 427,427
Intercompany revenues	-	10,206	83,267	(93,473)	-
Earnings from consolidated affiliates	24,129	-	12,591	(36,720)	-
Total revenues	24,129	83,116	450,375	(130,193)	427,427

OPERATING EXPENSES
Operating costs	120	56,916	302,965	(23,609)	336,392
General and administrative expenses	6,004	19,210	2,926	-	28,140
Depreciation and amortization	169	11,947	5,026	-	17,142
Other expense (income), net	(896)	(11,554)	76,405	(64,716)	(761)
Operating income	18,732	6,597	63,053	(41,868)	46,514
Interest expense	5,650	7,176	597	(5,148)	8,275
Income before income tax expense	13,082	(579)	62,456	(36,720)	38,239
Income tax expense (benefit)	792	(782)	10,207	-	10,217
Income from continuing operations	12,290	203	52,249	(36,720)	28,022
Discontinued operations	-	-	(15,732)	-	(15,732)
NET INCOME	$ 12,290	$ 203	$ 36,517	$ (36,720)	$ 12,290

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2004
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 45,574	$ 15,627	$ (7,005)	$ -	$ 54,196
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(2,750)	(8,138)	-	(10,888)
Patents and other intangibles	-	-	(209)	-	(209)
Acquisitions	-	-	(1,782)	-	(1,782)
Proceeds from sale of assets	328	163	1,179	-	1,670
Premiums on life insurance	-	(799)	-	-	(799)
Discontinued operations	-	-	17,944	-	17,944
Net cash used in investing activities	328	(3,386)	8,994	-	5,936

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(3,838)	(28,150)	(120)	-	(32,108)
Proceeds from debt borrowings	962	14,000	-	-	14,962
Capital lease obligations	-	(6)	(355)	-	(361)
Stock options exercised	8,487	-	-	-	8,487
Repurchase of common shares	(51,307)	-	-	-	(51,307)
Net cash used in financing activities	(45,696)	(14,156)	(475)	-	(60,327)

NET CHANGE IN CASH AND CASH EQUIVALENTS	206	(1,915)	1,514	-	(195)
CASH AND CASH EQUIVALENTS, beginning of period	642	1,794	13,789	-	16,225
CASH AND CASH EQUIVALENTS, end of period	$ 848	$ (121)	$ 15,303	$ -	$ 16,030

17. DISCONTINUED OPERATIONS

In April 2004, we sold our specialized geophysical and seismic-related assets and business for approximately $18.2 million in cash proceeds in addition to certain assumed liabilities. As a result of the sale of our seismic business we recorded a loss for discontinued operations totaling $15.7 million, net of tax. This loss included charges related to the impairment of goodwill, certain intangible assets and other long-lived assets totaling $11.2 million and a charge of $1.2 million to the provision for doubtful accounts, as well as other working capital adjustments. In 2005, we finalized the terms under the contract for sale of the business through a negotiated payment of $0.5 million, net of taxes.

18. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007 as required. We expect that the adoption of FIN 48 will not have a significant impact on our financial position and results of operations and our effective income tax rate to vary from period to period as a result of this new guidance.

19. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our quarterly financial data for the quarters ended December 31, 2006 and 2005 (in thousands, except per share data).
Quarter ended 2006	December 31	September 30	June 30	March 31

Services and sales revenues	$ 152,811	$ 145,526	$ 140,017	$ 137,335
Cost of services and sales	106,234	100,522	100,195	100,148
Other operating expenses	9,815	11,214	11,205	12,799
Operating income	36,762	33,790	28,617	24,388
Interest expense	1,020	1,930	1,531	1,324
Income before income tax expense	35,742	31,860	27,086	23,064
Income tax expense	10,569	9,476	8,126	6,919
Net income	$ 25,173	$ 22,384	$ 18,960	$ 16,145

Per share information:
Basic earnings per share	$ 1.05	$ 0.88	$ 0.74	$ 0.63
Diluted earnings per share [1]	$ 0.98	$ 0.83	$ 0.70	$ 0.58

Weighted average common shares outstanding:
Basic	23,989	25,304	25,560	25,794
Diluted	25,653	26,951	27,191	27,767

Quarter ended 2005	December 31	September 30	June 30	March 31

Services and sales revenues	$ 128,947	$ 120,184	$ 118,381	$ 115,955
Cost of services and sales	94,775	92,764	90,523	90,061
Other operating expenses	17,571	13,283	11,693	11,866
Operating income	16,601	14,137	16,165	14,028
Debt prepayment charge	6,012	-	-	-
Interest expense	2,243	1,923	2,075	2,036
Income before income tax expense	8,346	12,214	14,090	11,992
Income tax expense	3,091	4,724	3,841	3,269
Income from continuing operations	5,255	7,490	10,249	8,723
Loss from discontinued operations	(506)	-	-	-
Net income	$ 4,749	$ 7,490	$ 10,249	$ 8,723

Per share information:
Basic earnings per share	$ 0.18	$ 0.29	$ 0.39	$ 0.33
Diluted earnings per share [1]	$ 0.17	$ 0.27	$ 0.37	$ 0.31

Weighted average common shares outstanding:
Basic	25,867	26,108	26,086	26,092
Diluted	28,044	28,121	27,870	27,996

1.The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

Index

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account

(In thousands)

	Balance at	Additions			Balance at
	Beginning	Charged to			End of
	of Period	Expense	Write-offs	Other [1]	Period
Year ended December 31, 2006
Reserve for doubtful accounts	$ 4,526	$ 623	$ (982)	$ 173	$ 4,340

Year ended December 31, 2005
Reserve for doubtful accounts	$ 6,064	$ 789	$ (2,546)	$ 219	$ 4,526

Year ended December 31, 2004 [2]
Reserve for doubtful accounts	$ 7,094	$ (441)	$ (1,607)	$ 1,018	$ 6,064

1	Comprised primarily of differences due to changes in exchange rate.
2	Adjusted for Discontinued Operations.

Index

Exhibit 10.25

NON-EMPLOYEE DIRECTOR COMPENSATION SUMMARY

Each Supervisory Director of Core Laboratories N.V. who is not our full-time employee is reimbursed for all out-of-pocket expenses incurred in attending any Supervisory Board or committee meeting. Effective January 1, 2005, each Supervisory Director who is not our full-time employee is paid: (1) an annual retainer of $30,000, payable semiannually in arrears; or if the Audit Committee Chair, an annual retainer of $45,000, or if the chair of either the Compensation Committee or Nominating and Governance Committee, an annual retainer of $35,000; (2) $1,500 per meeting of the Supervisory Board at which the individual is present in person; and (3) $1,500 per meeting for each committee meeting at which the individual is present in person. Supervisory Directors who are our full-time employees receive no compensation for serving as Supervisory Directors.

Our 2006 Nonemployee Director Stock Incentive Plan, as amended, which we refer to as the "Director Plan," provides for the issuance of up to 700,000 of our common shares to eligible Supervisory Directors. Under the Director Plan, each nonemployee Supervisory Director is generally granted 2,000 performance restricted shares (4,000 shares if such nonemployee Supervisory Director is the Chairmen) that will vest at the end of a three-year measurement period subject to our performance as measured against certain predetermined metrics. Only nonemployee Supervisory Directors are eligible for these equity-based awards.

Exhibit 21.1

Investment in Subsidiaries Listing

Co. No.	Name	Legal Seat	Ownership %
21	Core Laboratories Resources N.V.	Curacao, Netherlands Antilles	100%
23	Core Laboratories International Licensing N.V.	Curacao, Netherlands Antilles	100%
25	Core Laboratories International Trading N.V.	Curacao, Netherlands Antilles	100%
27	Core Laboratories I.P. Inc.	Delaware, United States	100%
35	Core Laboratories Holding Inc.	Delaware, United States	100%
48	Core Laboratories Middle East Services B.V.	Rotterdam, The Netherlands	100%
49	Core Export Sales, Inc.	Bridgetown, Barbados	100%
50	Core Laboratories LP	Delaware, United States	100%
52	Core Laboratories Canada Limited	Alberta, Canada	100%
53	PT Corelab Indonesia	Jakarta, Indonesia	70%
55	Core Laboratories SDN BHD	Kuala Lumpur, Malaysia	100%
56	Core Laboratories Australia PTY LTD	Perth, Australia	100%
62	Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
63	Core Laboratories Sales N.V.	Curacao, Netherlands Antilles	100%
64	Core Laboratories (U.K.) Limited	London, United Kingdom	100%
65	Core Laboratories Netherlands B.V.	Amsterdam, The Netherlands	100%
66	Corelab Nigeria Limited	Lagos, Nigeria	100%
70	Core Laboratories Venezuela S.A.	Caracas, Venezuela	100%
73	Core Laboratories Corporate Holding B.V.	Amsterdam, The Netherlands	100%
74	Corelab Brasil Ltda	Rio de Janeiro, Brazil	100%
75	Core Laboratories (Barbados) Ltd.	Bridgetown, Barbados	100%
76	Abdullah Fuad Core Laboratory Company	Saudi Arabia	51%
100	Saybolt International B.V.	Rotterdam, The Netherlands	100%
101	Saybolt Holding B.V.	Rotterdam, The Netherlands	100%
102	Saybolt Denmark A/S	Copenhagen, Denmark	100%
103	Saybolt van Duyn GmbH	Essen, Germany	100%
104	Saybolt Espana S.A.	Madrid, Spain	100%
105	Saybolt Estonia Ltd.	Tallinn, Estonia	100%
106	Saybolt Finland Oy	Hamina, Finland	100%
108	Saybolt Italia S.R.L.	Siracusa, Italy	100%
109	Saybolt Malta Ltd.	Kalafran, Malta	100%
111	Saybolt Greece, Ltd.	Athens, Greece	100%
112	Saybolt (Portugal) Inspeccao de Productos Petroliferos, Lda.	Lisbon, Portugal	100%
115	Saybolt South Africa PTY LTD	Cape Town, South Africa	73%
116	Saybolt Sweden AB	Gothenburg, Sweden	100%
117	Saybolt Thailand Ltd.	Bangkok, Thailand	100%
118	Saybolt United Kingdom Ltd.	Purfleet, United Kingdom	100%
120	Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
122	Saybolt North America B.V.	Rotterdam, The Netherlands	100%
123	Saybolt de Mexico S.A. de C.V.	Coatzacoalcos, Mexico	100%
130	Saybolt LP	Delaware, United States	100%
132	Core Laboratories Panama, S.A.	Panama City, Panama	100%
133	E.W. Saybolt & Co. (Cayman) Ltd.	Grand Cayman	100%
134	Saybolt Analyt Holding B.V.	Rotterdam, The Netherlands	100%
137	Saybolt Evrasia ZAO	Moscow, Russia Federation	100%
138	Saybolt−Ukraine	Odessa, Ukraine	100%
139	Saybolt Bulgaria Ltd.	Bourgas, Bulgaria	100%
141	Saybolt Baltija, Ltd.	Klaipeda, Lithuania	100%
142	Saybolt Latvia	Ventspils, Latvia	100%
144	E.W. Saybolt Co N.V.	St. Eustatius, Netherland Antilles	100%
148	Saybolt Bahamas Ltd.	Freeport, Bahamas	100%
151	Saybolt de Costa Rica, S.A.	San Jose, Costa Rica	99%
152	Saybolt West Indies N.V.	Kingston, Jamaica	100%
153	Saybolt Colombia Ltda.	Barranquilla, Colombia	95%
155	Saybolt Aruba N.V.	Aruba	100%
156	Saybolt Bonaire N.V.	Bonaire, Netherlands Antilles	100%
157	Saybolt Caribbean N.V.	Aruba	100%
158	Saybolt Curacao N.V.	Curacao, Netherlands Antilles	100%
159	Saybolt Trinidad & Tobago Ltd.	Marabella, Trinidad	100%
160	Saybolt Eastern Hemisphere B.V.	Rotterdam, The Netherlands	100%
162	Saybolt Bahrain	Manama, Bahrain	100%
165	Saybolt (M) SDN BHD	Kuala Lumpur, Malaysia	40%
166	PT Citra Wosaji Indonesia	Jakarta, Indonesia	65%
170	Saybolt Azerbaijan, Ltd.	Baku, Azerbaijan	100%
171	Saybolt Azerbaijan B.V.	Rotterdam, The Netherlands	50%
175	Core Laboratories El Salvador S.A. de C.V.	San Salvador, El Salvador	100%
177	Saybolt Belgium	Antwerp, Belgium	100%
179	Saybolt (Tianjin) Meteorology & Inspection Company Ltd.	Tianjin, China	100%
181	Saybolt Latin America Holding B.V.	Rotterdam, The Netherlands	100%
182	Saybolt Qatar	Doha, Qatar	100%
183	Core Laboratories Angola Ltd.	Luanda, Angola	100%
188	Saybolt (Singapore) PTE LTD	Singapore	100%
190	Core Laboratories (H.K.) Limited	Hong Kong	100%
192	Quantoil Ltd.	London, United Kingdom	100%
195	E.W. Saybolt & Co. S.A.	Panama City, Panama	100%
200	Owen Oil Tools LP	Texas, United States	100%
204	Owen Oil Tools de Mexico, S.A. de C.V.	Tabasco, Mexico	100%
205	Owen Oil Tools de Venezuela, C.A.	Anaco, Anzoategui, Venezuela	100%
210	Owen Compliance Services, Inc.	Texas, United States	100%
212	Owen de Mexico S.A. de C.V.	Mexico City, Mexico	100%
213	Owen Oil Tools (U.K.) Ltd.	Croydon, United Kingdom	100%
219	Owen Oil Tools Argentina, S.A.	Buenos Aires, Argentina	100%
226	Core Laboratories LLP (Kazakhstan)	Aktau, Kazakhstan	100%
231	DP Saybolt Turkmenistan	Turkenbashi, Turkmenistan	100%
260	Petroleum Analysts ZAO	Moscow, Russia Federation	100%
261	OOO Lab Technics	Moscow, Russia Federation	100%
262	Saybolt Belarus	Minsk, Belarus	100%
270	Saybolt Test OOO	Bashkortostan, Russian Federation	100%
273	Saybolt Armenia	Yerevan, Armenia	100%
277	SP TOO Saybolt Kazakhstan	Almaty, Kazakhstan	90%
278	Saybolt Mongol HHK	Mongolia	100%
290	Core Lab de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
292	Core Lab Operations S.A. de C.V.	Mexico City, Mexico	100%
293	ProTechnics de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
294	Core Lab Services S.A. de C.V.	Mexico City, Mexico	100%
297	Core Lab Petroleum Services S.A. de C.V.	Mexico City, Mexico	99%
298	Core Lab Executives S.A. de C.V.	Mexico City, Mexico	99%
325	Stim-Lab, Inc.	Oklahoma, United States	100%
350	Core Laboratories Global N.V.	Curacao, Netherlands Antilles	100%
370	Coherence Technology Company, Inc.	Colorado, United States	100%
375	CTC Pulsonic Nigeria Limited	Lagos, Nigeria	80%
381	Production Enhancement Corporation	Delaware, United States	100%
388	PENCOR de Venezuela, C.A.	Maturin, Venezuela	100%
391	PENCOR International Ltd.	Jersey, Channel Islands	100%
400	Coreton Limited	Croydon, United Kingdom	100%
411	FE & FEFH Holding, Inc.	Alberta, Canada	100%
-	Saybolt Tunisie	Tunis, Tunisia	49%
-	China Corelab Ltd.	China	50%
-	Core Laboratories Malta Holding Limited	Malta	99%
-	Core Laboratories Malta Limited	Malta	99%
-	Saybolt Maroc	Morocco	49%
-	Shanghai SIC - Saybolt Commodities Trading Co Ltd.	China	50%

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (Nos. 333-73772, 333-73774, 333-80473 and 333-43859) and Form S-3 (No. 333-139506-01) of Core Laboratories N.V. of our report dated February 16, 2007 relating to the financial statements, financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Houston, Texas

February 16, 2007

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

Date: February 16, 2007	/s/ David M. Demshur____
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

Date: February 16, 2007	/s/ Richard L. Bergmark____
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

Date: February 16, 2007	/s/ David M. Demshur____
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

Date: February 16, 2007	/s/ Richard L. Bergmark____
Richard L. Bergmark
Chief Financial Officer