Form 10-Q
period 2007-03-31
CORE LABORATORIES N V
filed 2007-04-26
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of common shares of the Registrant, par value EUR 0.04 per share, outstanding at April 25, 2007 was 23,908,863.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 28,989	$ 54,223
Accounts receivable, net of allowance for doubtful accounts of $4,546 and
$4,340 at 2007 and 2006, respectively	122,838	112,055
Inventories, net	32,482	30,199
Prepaid expenses and other current assets	28,738	29,075
TOTAL CURRENT ASSETS	213,047	225,552

PROPERTY, PLANT AND EQUIPMENT, net	86,603	87,734
INTANGIBLES, net	6,555	6,602
GOODWILL	132,618	132,618
DEFERRED TAX ASSET	33,133	33,032
OTHER ASSETS	16,254	15,677
TOTAL ASSETS	$ 488,210	$ 501,215

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 1,779	$ 2,762
Accounts payable	33,514	37,460
Accrued payroll and related costs	21,384	24,707
Taxes other than payroll and income	7,253	8,714
Unearned revenues	8,996	6,853
Other accrued expenses	10,457	8,424
TOTAL CURRENT LIABILITIES	83,383	88,920

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	300,002	300,002
DEFERRED COMPENSATION	11,189	10,413
OTHER LONG-TERM LIABILITIES	36,440	28,598
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,370	1,446

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 27,033,903 issued and 23,906,863 outstanding at 2007
and 25,608,511 issued and 23,225,121 outstanding at 2006	1,525	1,450
Additional paid-in capital	43,782	23,182
Retained earnings	246,031	224,110
Accumulated other comprehensive income (loss)	(2,054)	(2,072)
Treasury shares (at cost), 3,127,040 at 2007 and 2,383,390 at 2006	(233,458)	(174,834)
TOTAL SHAREHOLDERS' EQUITY	55,826	71,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 488,210	$ 501,215

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Three Months Ended March 31,
	2007	2006
	(Unaudited)
REVENUES:
Services	$ 116,965	$ 99,135
Product Sales	38,758	38,200
	155,723	137,335
OPERATING EXPENSES:
Cost of services	79,854	72,183
Cost of sales	27,395	27,965
General and administrative expenses	8,039	10,545
Depreciation	4,486	4,064
Amortization	92	60
Other (income), net	(863)	(1,870)
OPERATING INCOME	36,720	24,388
Interest expense	632	1,324
Income before income tax expense	36,088	23,064
Income tax expense	10,826	6,919
NET INCOME	$ 25,262	$ 16,145

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 1.08	$ 0.63

Diluted earnings per share	$ 1.04	$ 0.58

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,430	25,794

Diluted	24,322	27,767

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three Months Ended March 31,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 25,262	$ 16,145
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	361	8
Inventory obsolescence	51	1,513
Equity in loss (income) of affiliates	-	(15)
Minority interest	(76)	7
Stock-based compensation	1,148	1,399
Depreciation and amortization	4,578	4,124
Debt issuance costs amortization	623	29
Gain on sale of assets	(48)	(564)
Realization of pension obligation	18	-
Gain on insurance recovery	-	(492)
Increase in value of life insurance policies	(106)	(282)
Deferred income taxes	177	138
Changes in assets and liabilities, net of effect of dispositions:
Accounts receivable	(11,144)	(11,013)
Inventories	(2,334)	(1,283)
Prepaid expenses and other current assets	59	(1,453)
Other assets	(134)	75
Accounts payable	(3,946)	(1,857)
Accrued expenses	(608)	8,976
Other long-term liabilities	5,277	9,366
Net cash provided by operating activities	19,158	24,821
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,427)	(4,285)
Patents and other intangibles	(45)	-
Proceeds from sale of assets	76	2,010
Premiums on life insurance	(764)	(409)
Net cash used in investing activities	(4,160)	(2,684)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(982)	(5,869)
Proceeds from debt borrowings	-	10,000
Capital lease obligations	(1)	(15)
Stock options exercised	16,918	3,077
Excess tax benefits from stock-based compensation	2,609	246
Debt issuance costs	(152)	-
Repurchase of common shares	(58,624)	(27,289)
Net cash used in financing activities	(40,232)	(19,850)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(25,234)	2,287
CASH AND CASH EQUIVALENTS, beginning of period	54,223	13,743
CASH AND CASH EQUIVALENTS, end of period	$ 28,989	$ 16,030

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2007 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2007.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2006 was derived from the 2006 audited consolidated financial statements but does not include all disclosures in accordance with GAAP.

References to "Core Lab", "we", "our", and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
	(Unaudited)
Finished goods	$ 26,392	$ 24,747
Parts and materials	7,271	6,749
Work in progress	1,299	1,238
Total inventories	34,962	32,734
Less - valuation reserves	2,480	2,535
Inventories, net	$ 32,482	$ 30,199

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the three months ended March 31, 2007. The composition of goodwill by business segment at March 31, 2007 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2006.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	March 31,	December 31,
	2007	2006
	(Unaudited)
Senior Exchangeable Notes	$ 300,000	$ 300,000
Capital lease obligations	9	10
Other indebtedness	1,772	2,754
Total debt and capital leases obligations	301,781	302,764
Less - short-term debt included in other indebtedness	1,672	2,654
Less - current maturities of long-term debt and capital lease obligations	107	108
Long-term debt and capital lease obligations	$ 300,002	$ 300,002

In November 2006, Core Laboratories LP, a wholly owned subsidiary, issued $300 million aggregate principal amount of Senior Exchangeable Notes due 2011 (the "Notes") to qualified institutional buyers. The Notes bear interest at a rate of 0.25% per year and are guaranteed by Core Laboratories N.V. These notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at an initial conversion rate of 10.5533 per $1,000 principal amount of notes. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. We sold the Notes to the initial purchasers and subsequently filed a registration statement on Form S-3, which became effective pursuant to the Securities Act of 1933, as amended with respect to resale of the notes and shares received in exchange for the notes on December 22, 2006.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this agreement provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. The Credit Facility matures in December 2010 and requires interest payments only until maturity. These interest payments are based on the interest period selected. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $7.5 million at March 31, 2007 related to certain projects in progress. Our available borrowing capacity under the Credit Facility at March 31, 2007 was $92.5 million.

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

The following table summarizes the components of net periodic pension cost under this plan for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Service cost	$ 291	$ 288
Interest cost	266	215
Expected return on plan assets	(243)	(209)
Unrecognized pension obligation/(asset), net	18	33
Net periodic pension cost	$ 332	$ 327

During the three months ended March 31, 2007, we contributed approximately $0.8 million, as determined by the insurance company, to fund the estimated 2007 premiums on investment contracts held by the plan.

6. COMMITMENTS AND CONTINGENCIES

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

7. SHAREHOLDERS' EQUITY

During the three months ended March 31, 2007, we repurchased 743,650 of our common shares for $58.6 million, at an average price of $78.83 per share. In January 2007, rights to 38,024 shares valued at $3.1 million, or $82.40 per share, were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this arrangement. In February 2007, 527,626 shares valued at $41.8 million, or $79.31 per share were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in settlement by the participants of their exercise cost in the stock options and their personal tax burdens that may result from the issuance of common shares under this arrangement.

For the three months ended March 31, 2007, we issued 1,305,392 of our common shares associated with stock option exercises for which we received proceeds of approximately $16.9 million.

At our Annual Shareholders' Meeting on April 2, 2007 (the "Meeting"), our shareholders approved the cancellation of all of the 3,127,040 treasury shares we had repurchased or otherwise acquired up to the date of the Meeting. These 3,127,040 treasury shares were cancelled in April 2007 at historical cost, totaling $233.5 million, or $74.73 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital, retained earnings and common stock. Our shareholders also approved the extension of the authority of our Management Board to repurchase up to 10% of the Company's outstanding share capital up through October 2, 2008.

Comprehensive Income

The components of other comprehensive income consisted of the following (in thousands):

March 31,
2007
(Unaudited)
Net income	$ 25,262
Realization of pension obligation	18
Total comprehensive income	$ 25,280

Accumulated Other Comprehensive Income consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
	(Unaudited)
Pension obligation - prior service cost	$ 1,309	$ 1,327
Pension obligation - unrecognized net actuarial loss	745	745
Total accumulated other comprehensive income	$ 2,054	$ 2,072

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

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Weighted average basic common shares outstanding	23,430	25,794
Effect of dilutive securities:
Stock options	664	1,675
Contingent shares	121	156
Restricted stock and other	107	142
Weighted average diluted common and potential common shares outstanding	24,322	27,767

In 2006, we sold warrants that give the holders the right to acquire approximately 3.2 million of our common shares at a strike price of $127.56 per share.  These warrants could have a dilutive impact on our earnings per share if the share price exceeds the strike price of the warrants.

9. OTHER (INCOME)

The components of other (income), net, were as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Minority interest	$ (76)	$ 7
Loss (gain) on sale of assets	(48)	(564)
Foreign exchange (gain) loss	18	(360)
Interest income	(411)	(52)
Gain on insurance recovery	-	(492)
Other	(346)	(409)
Total other (income), net	$ (863)	$ (1,870)

In 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. We filed a claim for business interruption costs and the final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Canadian Dollar	$ 106	$ 54
Euro	(38)	(67)
Russian Ruble	(40)	(181)
Other currencies	(10)	(166)
Total (gain) loss	$ 18	$ (360)

10. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various foreign jurisdictions, and the years 1998 through 2006 remain open for examination in various tax jurisdictions in which we operate.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, we recognized approximately a $3.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2007
(Unaudited)
Unrecognized tax benefits at January 1,	$ 13,064
Tax positions, current period	-
Tax positions, prior period	705
Settlements with taxing authorities	-
Lapse of applicable statute of limitations	-
Unrecognized tax benefits at March 31,	$ 13,769

The total amount of unrecognized tax benefits at March 31, 2007, if recognized, would affect the effective tax rate.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in "other long-term liabilities". For the period ending March 31, 2007 we accrued approximately $0.2 million of interest and penalties. We had approximately $3.2 million accrued for the payment of interest and penalties as of January 1, 2007. We expect the requirements of FIN 48 will add volatility to our effective tax rate, and therefore our expected income tax expense, in future periods.

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

Summarized financial information related to our business segments is shown in the following tables (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2007
Revenues from unaffiliated customers	$ 83,163	$ 58,807	$ 13,753	$ -	$ 155,723
Inter-segment revenues	167	205	291	(663)	-
Segment operating income	16,773	16,052	3,697	198	36,720
Total assets	219,681	166,627	19,358	82,544	488,210
Capital expenditures	2,570	606	89	162	3,427
Depreciation and amortization	2,372	1,284	127	795	4,578

Three Months Ended March 31, 2006
Revenues from unaffiliated customers	$ 71,204	$ 56,080	$ 10,051	$ -	$ 137,335
Inter-segment revenues	29	156	9	(194)	-
Segment operating income (loss)	9,191	12,920	2,940	(663)	24,388
Total assets	204,366	155,741	15,936	30,611	406,654
Capital expenditures	2,916	1,136	140	93	4,285
Depreciation and amortization	2,250	1,216	109	549	4,124

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the Notes issued by Core Laboratories LP on November 6, 2006.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, statements of income and the consolidating statements of cash flows for each of the quarters ended March 31, 2007 and 2006 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V. and (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.
Condensed Consolidating Balance Sheets

(In thousands)	March 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 708	$ 15,301	$ 12,980	$ -	$ 28,989
Accounts receivable, net	165	22,466	100,207	-	122,838
Inventories, net	-	2,116	30,366	-	32,482
Prepaid expenses and other current assets	4,083	8,538	16,147	(30)	28,738
	4,956	48,421	159,700	(30)	213,047

PROPERTY, PLANT AND EQUIPMENT, net	-	21,343	65,260	-	86,603
GOODWILL AND INTANGIBLES, net	46,986	1,983	90,204	-	139,173
INTERCOMPANY RECEIVABLES	20,969	273,026	272,794	(566,789)	-
INVESTMENT IN AFFILIATES	270,174	-	732,085	(1,001,369)	890
DEFERRED TAX ASSET	6,392	29,484	14,247	(16,990)	33,133
OTHER ASSETS	3,540	10,638	1,186	-	15,364
TOTAL ASSETS	$ 353,017	$ 384,895	$ 1,335,476	$ (1,585,178)	$ 488,210

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 1,672	$ 100	$ 7	$ -	$ 1,779
Accounts payable	198	6,372	26,944	-	33,514
Other accrued expenses	7,702	14,821	25,597	(30)	48,090
	9,572	21,293	52,548	(30)	83,383

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	2	-	300,002
DEFERRED COMPENSATION	5,422	5,437	330	-	11,189
DEFERRED TAX LIABILITY	12,776	-	4,214	(16,990)	-
INTERCOMPANY PAYABLES	254,651	23,277	288,861	(566,789)	-
OTHER LONG-TERM LIABILITIES	14,770	11,680	9,990	-	36,440

MINORITY INTEREST	-	-	1,370	-	1,370

TOTAL SHAREHOLDERS' EQUITY	55,826	23,208	978,161	(1,001,369)	55,826
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 353,017	$ 384,895	$ 1,335,476	$ (1,585,178)	$ 488,210

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,572	$ 35,385	$ 17,266	$ -	$ 54,223
Accounts receivable, net	125	19,717	92,213	-	112,055
Inventories, net	-	1,677	28,522	-	30,199
Prepaid expenses and other current assets	495	14,441	14,139	-	29,075
	2,192	71,220	152,140	-	225,552

PROPERTY, PLANT AND EQUIPMENT, net	-	21,654	66,080	-	87,734
GOODWILL AND INTANGIBLES, net	46,986	2,009	90,225	-	139,220
INTERCOMPANY RECEIVABLES	38,390	198,654	351,316	(588,360)	-
INVESTMENT IN AFFILIATES	150,090	-	788,555	(937,755)	890
DEFERRED TAX ASSET	5,815	26,286	13,707	(12,776)	33,032
OTHER ASSETS	3,410	10,460	917	-	14,787
TOTAL ASSETS	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 501,215

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,654	$ 100	$ 8	$ -	$ 2,762
Accounts payable	698	7,078	29,684	-	37,460
Other accrued expenses	2,785	18,915	26,998	-	48,698
	6,137	26,093	56,690	-	88,920

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	2	-	300,002
DEFERRED COMPENSATION	5,230	4,920	263	-	10,413
DEFERRED TAX LIABILITY	12,776	-	-	(12,776)	-
INTERCOMPANY PAYABLES	140,376	2,553	445,431	(588,360)	-
OTHER LONG-TERM LIABILITIES	10,528	7,645	10,425	-	28,598

MINORITY INTEREST	-	-	1,446	-	1,446

TOTAL SHAREHOLDERS' EQUITY	71,836	(10,928)	948,683	(937,755)	71,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 501,215

Condensed Consolidating Statements of Operations

(In thousands)	Quarter Ended March 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 29,987	$ 125,736	$ -	$ 155,723
Intercompany revenues	260	4,510	18,380	(23,150)	-
Earnings from consolidated affiliates	30,276	-	-	(30,276)	-
Total revenues	30,536	34,497	144,116	(53,426)	155,723

OPERATING EXPENSES
Operating costs	314	18,771	88,164	-	107,249
General and administrative expenses	1,607	6,432	-	-	8,039
Depreciation and amortization	-	1,301	3,277	-	4,578
Other expense (income), net	45	1,852	20,380	(23,140)	(863)

Operating income	28,570	6,141	32,295	(30,286)	36,720
Interest expense	37	594	11	(10)	632

Income before income tax expense	28,533	5,547	32,284	(30,276)	36,088
Income tax expense (benefit)	3,271	3,325	4,230	-	10,826

NET INCOME	$ 25,262	$ 2,222	$ 28,054	$ (30,276)	$ 25,262

Condensed Consolidating Statements of Cash Flows

(In thousands)	Quarter Ended March 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 39,215	$ (18,249)	$ (1,808)	$ -	$ 19,158
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(912)	(2,515)	-	(3,427)
Patents and other intangibles	-	(9)	(36)	-	(45)
Proceeds from sale of assets	-	2	74	-	76
Premiums on life insurance	-	(764)	-	-	(764)
Net cash used in investing activities	-	(1,683)	(2,477)	-	(4,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(982)	-	-	-	(982)
Proceeds from debt borrowings	-	-	-	-	-
Capital lease obligations	-	-	(1)	-	(1)
Stock options exercised	16,918	-	-	-	16,918
Repurchase of common shares	(58,624)	-	-	-	(58,624)
Debt issuance costs	-	(152)	-	-	(152)
Excess tax benefit from stock-based payments	2,609	-	-	-	2,609
Net cash used in financing activities	(40,079)	(152)	(1)	-	(40,232)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(864)	(20,084)	(4,286)	-	(25,234)
CASH AND CASH EQUIVALENTS, beginning of period	1,572	35,385	17,266	-	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 708	$ 15,301	$ 12,980	$ -	$ 28,989

Condensed Consolidating Statements of Operations

(In thousands)	Quarter Ended March 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 24,006	$ 113,329	$ -	$ 137,335
Intercompany revenues	-	2,941	23,747	(26,688)	-
Earnings from consolidated affiliates	20,192	-	13,912	(34,104)	-
Total revenues	20,192	26,947	150,988	(60,792)	137,335

OPERATING EXPENSES
Operating costs	-	15,082	94,171	(9,105)	100,148
General and administrative expenses	3,425	7,118	2	-	10,545
Depreciation and amortization	33	1,265	2,826	-	4,124
Other expense (income), net	(196)	745	15,155	(17,574)	(1,870)

Operating income	16,930	2,737	38,834	(34,113)	24,388
Interest expense	114	1,210	9	(9)	1,324

Income before income tax expense	16,816	1,527	38,825	(34,104)	23,064
Income tax expense (benefit)	671	(4,078)	10,326	-	6,919
NET INCOME	$ 16,145	$ 5,605	$ 28,499	$ (34,104)	$ 16,145

Condensed Consolidating Statements of Cash Flows

(In thousands)	Quarter Ended March 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 28,971	$ (6,525)	$ 2,375	$ -	$ 24,821
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,176)	(3,109)	-	(4,285)
Proceeds from sale of assets	-	288	1,722	-	2,010
Premiums on life insurance	-	(409)	-	-	(409)
Net cash used in investing activities	-	(1,297)	(1,387)	-	(2,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(5,869)	-	-	-	(5,869)
Proceeds from debt borrowings	-	10,000	-	-	10,000
Capital lease obligations	-	-	(15)	-	(15)
Stock options exercised	3,077	-	-	-	3,077
Repurchase of common shares	(27,289)	-	-		(27,289)
Excess tax benefits from stock-based payments	246	-	-	-	246
Net cash used in financing activities	(29,835)	10,000	(15)	-	(19,850)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(864)	2,178	973	-	2,287
CASH AND CASH EQUIVALENTS, beginning of period	1,352	(243)	12,634	-	13,743
CASH AND CASH EQUIVALENTS, end of period	$ 488	$ 1,935	$ 13,607	$ -	$ 16,030

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2007 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

General

Core Laboratories N.V. is a Netherlands limited liability company. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management products and services to the oil and gas industry. These products and services can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 4,700 people worldwide.

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise and forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as the other reports and registration statements filed by us with the SEC.

Recent Developments

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), which was issued to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006. The cumulative effect of $3.3 million from adopting FIN 48 was recorded in retained earnings and other long term liabilities.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American activity levels of our clients during 2007 to remain somewhat higher than their activity levels in 2006. We also believe that the activity levels outside of North America for 2007 will continue to remain higher than activity levels for 2006.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended March 31,				% Change
	2007		2006		2007/2006
REVENUES:
Service	$116,965	75%	$ 99,135	72%	18%
Product sale	38,758	25%	38,200	28%	1%
Total revenue	155,723	100%	137,335	100%	13%
OPERATING EXPENSES:
Cost of services*	79,854	68%	72,183	73%	11%
Cost of sales*	27,395	71%	27,965	73%	(2%)
Total cost of services and sales	107,249	69%	100,148	73%	7%
General and administrative expenses	8,039	5%	10,545	8%	(24%)
Depreciation and amortization	4,578	3%	4,124	3%	11%
Other (income), net	(863)	(1%)	(1,870)	(1%)	(54%)
Operating income	36,720	24%	24,388	18%	51%
Interest expense	632	-	1,324	1%	(52%)
Income before income tax expense	36,088	23%	23,064	17%	56%
Income tax expense	10,826	7%	6,919	5%	56%
NET INCOME	$ 25,262	16%	$ 16,145	12%	56%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006 (unaudited)

Service Revenues

Service revenues increased to $117.0 million for the first quarter of 2007, up 18% when compared to $99.1 million for the first quarter of 2006. This increase in revenue was primarily due to the continued strong commodity price of oil which is driving increased demand for oilfield activities globally. In addition, we have experienced an increase in market penetration and market acceptance of recently introduced services. This has benefited our business in the Middle East, especially Qatar and Saudi Arabia, where these services will be used to increase daily natural gas and crude oil production while maximizing the ultimate hydrocarbon recoveries from the Qatari and Saudi Arabian fields.

Product Sale Revenues

Revenues associated with product sales increased to $38.8 million for the first quarter of 2007, up 1% from $38.2 million for the first quarter of 2006. This increase was primarily the result of increased drilling activity on a global basis, but more specifically for natural gas in the North American markets which resulted in higher demand for our well completion products. During the first quarter we introduced new reservoir optimizing technologies which began to generate additional revenues that should produce higher operating margins which should also increase incremental margins.

Cost of Services

Cost of services expressed as a percentage of service revenue was 68% for the quarter ended March 31, 2007, down from 73% for the corresponding quarter in 2006. The decline in the cost of services relative to service revenue was primarily as a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 71% for the quarter ended March 31, 2007, which was an improvement from the 73% for the same period in 2006. The decrease in cost of sales as a percentage of product sale revenues for 2007 was primarily due to growing demand for new higher margin products and continuing efforts to improve our manufacturing efficiencies.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the first quarter of 2007 compared to $10.5 million for the first quarter of 2006 due to recording $2.0 million higher expenses in the first quarter of 2006 relating to compensation benefits for certain members of management.

Depreciation and Amortization Expense

Depreciation and amortization expense of $4.6 million for the first quarter of 2007 increased $0.5 million, from $4.1 million for the first quarter of 2006.

Other (Income), Net

Other (income), net consisted of the following at March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Minority interest	$ (76)	$ 7
Loss (gain) on sale of assets	(48)	(564)
Foreign exchange (gain) loss	18	(360)
Interest income	(411)	(52)
Gain on insurance recovery	-	(492)
Other	(346)	(409)
Total other (income), net	$ (863)	$ (1,870)

In 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. We filed a claim for business interruption costs and the final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Canadian Dollar	$ 106	$ 54
Euro	(38)	(67)
Russian Ruble	(40)	(181)
Other currencies	(10)	(166)
Total (gain) loss	$ 18	$ (360)

Income Tax Expense

The effective tax rate for the first quarter of 2007 and 2006 was 30.0%.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the quarters ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Revenues:	(Unaudited)
Reservoir Description	$ 83,163	$ 71,204
Production Enhancement	58,807	56,080
Reservoir Management	13,753	10,051
Consolidated	$ 155,723	$ 137,335

Operating income:
Reservoir Description	$ 16,773	$ 9,191
Production Enhancement	16,052	12,920
Reservoir Management	3,697	2,940
Corporate and Other[1]	198	(663)
Consolidated	$ 36,720	$ 24,388

1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

Revenues from the Reservoir Description segment increased $12.0 million, to $83.2 million in the first quarter of 2007, compared to $71.2 million in the first quarter of 2006, as a result of continued expansion of oilfield activities world-wide and North American projects related to shale reservoirs. The revenue growth was driven, in part, by the increased demand for our recently introduced proprietary and patented reservoir optimization technologies and related services. These include our Pressurized Fluid Imaging Services (PFISTM) and technologies related to miscible gas field flood technologies. Revenues were also positively impacted by increased demand for our fluid characterization services in the U.S., Europe and Middle East. We are expanding our services, especially in the Middle East, which will be used to increase daily natural gas and crude oil production while maximizing the ultimate hydrocarbon recoveries.

Operating income in the first quarter of 2007 increased by 82% or $7.6 million to $16.8 million compared to $9.2 million for the first quarter of 2006. Increases in operating income were primarily due to incremental margins earned from higher sales over our relatively fixed cost structure and the introduction and acceptance of recently introduced reservoir optimization services. Operating margins for the quarter ended March 31, 2007 were 20% compared to 13% for the same period in 2006. This increase was driven by incremental margins of 63% for the three months ended March 31, 2007.

Production Enhancement

Revenues from the Production Enhancement segment increased $2.7 million to $58.8 million in the first quarter of 2007 as compared to $56.1 million in the first quarter in 2006. While North American natural gas drilling activity in 2007 relative to 2006 has increased somewhat in addition to the overall expansion in global drilling activities, the primary reason for the increase in our revenues in this segment has been the improvement in market penetration of our well perforating and completion products and diagnostic services. Another factor for the increase in revenues has been the continued improvements in the international expansion of our technologies.

Operating income in the first quarter of 2007 increased by 24% or $3.1 million to $16.1 million from $12.9 million for the first quarter of 2006. Operating margins increased to 27% in the first quarter of 2007 compared to 23% for the same period in 2006. These margin improvements were primarily due to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraStim™, Completion Profiler™ and our SuperHERO™ perforating charges and gun systems, as well as improved manufacturing efficiencies. Additionally, the demand for our technology in fracture diagnostics continues to increase as drilling activity increases in unconventional reservoirs.

Reservoir Management

Revenues from the Reservoir Management segment increased $3.7 million, or 37%, in the first quarter of 2007 as compared to the first quarter of 2006. The improvement was a result of higher revenue for multi-client reservoir studies in the first three months of 2007, especially studies pertaining to unconventional gas reservoirs.

Operating income in the first quarter of 2007 increased 26% to $3.7 million from $2.9 million for the first quarter of 2006. The increase was primarily due to the continued expansion of the multi-client reservoir study sales in the U.S. and expansion of studies being performed in Libya, along with product sales to the heavy oil projects in Canada.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the three month period ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Free cash flow calculation:	(unaudited)
Net cash provided by operating activities	$ 19,158	$ 24,821
Less: capital expenditures	3,427	4,285
Free cash flow	$ 15,731	$ 20,536

The decrease in free cash flow in 2007 compared to 2006 was due to a net increase in working capital, excluding cash, partially offset by higher net income and a decrease in capital expenditures. At March 31, 2007 and December 31, 2006, we had working capital of $129.7 million and $136.6 million, respectively.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Cash provided by/(used in):	(unaudited)
Operating activities	$ 19,158	$ 24,821
Investing activities	(4,160)	(2,684)
Financing activities	(40,232)	(19,850)
Net change in cash and cash equivalents	$ (25,234)	$ 2,287

The decrease in cash flows provided by operating activities was primarily attributable to a decrease in accrued liabilities and other long-term liabilities due to timing of payments.

The increase in cash flows used in financing activities related primarily to the number of shares repurchased under our common share repurchase program. In the first three months of 2007, we repurchased approximately 0.7 million shares for an aggregate price of $58.6 million compared to approximately 0.6 million shares for an aggregate price of $27.3 million during the three months ended March 31, 2006. The increase in cash flows used in financing activities was partially offset by an increase in stock options exercised of $13.8 million.

We maintain a revolving credit facility (the "Credit Facility") allowing for an aggregate borrowing capacity of $100.0 million. As amended, this agreement provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. The Credit Facility matures in December 2010 and requires interest payments only until maturity. These interest payments are based on the interest period selected. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $7.5 million at March 31, 2007 related to certain projects in progress. Our available borrowing capacity under the Credit Facility at March 31, 2007 was $92.5 million.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at March 31, 2007. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

At our Annual Shareholders' Meeting on April 2, 2007 (the "Meeting"), our shareholders approved the cancellation of all of the 3,127,040 treasury shares we had repurchased or otherwise acquired up to the date of the Meeting. These 3,127,040 treasury shares were cancelled in April 2007 at historical cost, totaling $233.5 million, or $74.73 per share, resulting in a decrease in treasury shares at cost and a corresponding decrease in additional paid-in-capital, retained earnings, and common stock. Our shareholders also approved the extension of the authority of our Management Board to repurchase up to 10% of the Company's outstanding share capital up through October 2, 2008.

Return to Index

Item 3. Quantitative and Qualitative Disclosures of Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K as of December 31, 2006.

Return to Index

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Form 10-K for the year ended December 31, 2006.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
January 1-31, 2007 (1)	216,024	$ 77.67	178,000	1,256
February 1-28, 2007 (2)	527,626	$79.31	-	1,256
March 1-31, 2007	-	-	-	1,256
Total	743,650	$78.83	178,000

(1) Contains 38,024 shares valued at $3.1 million, or $82.40 per share, acquired pursuant to the terms of a compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this arrangement in January 2007.

(2) Contains 527,626 shares valued at $41.8 million, or $79.31 per share, acquired pursuant to the terms of a compensation plan, in settlement by the participants of their exercise cost in the stock options and their personal tax burdens that may result from the issuance of common shares under this arrangement in February 2007.

Under Dutch law and our articles of association, and subject to certain Dutch statutory provisions, we may repurchase up to 10% of our issued share capital in open market purchases. In connection with our initial public offering in March 1995, our shareholders authorized our Management Board to make such repurchases for a period of 18 months. At each annual shareholders' meeting subsequent to 1995, our shareholders have renewed that authorization. At our Annual Shareholders' Meeting on April 2, 2007, our shareholders approved the extension of the authority of our Management Board to repurchase up to 10% of the Company's outstanding share capital up through October 2, 2008.

Return to Index

Item 4. Submissions of Matters to a Vote of Shareholders

With respect to proxy item 2, confirmation and adoption the Company's Dutch statutory annual accounts for the fiscal year ended December 31, 2006 (the "Dutch Annual Accounts"), and item 8, ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent public accountants for the year ended December 31, 2006, the Company postponed voting on these matters and determined to adjourn the annual meeting with respect to these matters until a later date.  The Dutch Annual Accounts are the Company's audited consolidated financial statements, which have in the past been prepared in accordance with Dutch generally accepted accounting principles ("Dutch GAAP"), and are used for meeting local accounting and regulatory requirements in The Netherlands; they are not the same accounts which were distributed earlier this year to the shareholders in the Company's annual report filed on Form 10-K with the United States Securities and Exchange Commission ("SEC") which are prepared in accordance with United States generally accepted accounting principles ("US GAAP") or those financial statements otherwise made public from time to time in compliance with SEC requirements.  The Company is in the process of completing the 2006 Dutch Annual Accounts to comply with an international generally accepted accounting principles system known as the International Financial Reporting Standards ("IFRS").  Upon completion of the Dutch Annual Accounts in accordance with IFRS, the Company will re-convene the meeting to record the shareholder vote approving both the adoption of the Dutch Annual Accounts and the ratification of PricewaterhouseCoopers LLP.

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	April 26, 2007	By:	/s/ Richard L. Bergmark
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

Date: April 26, 2007	By:	/s/ David M. Demshur
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

Date: April 26, 2007	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Exhibit 32.1

Certification of

Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended March 31, 2007, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 26, 2007	/s/ David M. Demshur
Name: David M. Demshur
Title: Chief Executive Officer

Exhibit 32.2

Certification of

Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended March 31, 2007, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 26, 2007	/s/ Richard L. Bergmark
Name: Richard L. Bergmark
Title: Chief Financial Officer

Return to Index