Form 10-Q
period 2007-06-30
CORE LABORATORIES N V
filed 2007-07-27
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of common shares of the Registrant, par value EUR 0.04 per share, outstanding at July 26, 2007 was 23,562,106.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	June 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 54,381	$ 54,223
Accounts receivable, net of allowance for doubtful accounts of $4,217 and
$4,340 at 2007 and 2006, respectively	128,680	112,055
Inventories, net	31,948	30,199
Prepaid expenses and other current assets	32,649	29,075
TOTAL CURRENT ASSETS	247,658	225,552

PROPERTY, PLANT AND EQUIPMENT, net	86,803	87,734
INTANGIBLES, net	6,570	6,602
GOODWILL	132,618	132,618
DEFERRED TAX ASSETS	36,347	33,032
OTHER ASSETS	15,963	15,677
TOTAL ASSETS	$ 525,959	$ 501,215

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 680	$ 2,762
Accounts payable	48,249	37,460
Accrued payroll and related costs	24,593	24,707
Taxes other than payroll and income	8,163	8,714
Unearned revenues	7,584	6,853
Other accrued expenses	10,033	8,424
TOTAL CURRENT LIABILITIES	99,302	88,920

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	300,002	300,002
DEFERRED COMPENSATION	12,308	10,413
OTHER LONG-TERM LIABILITIES	35,962	28,598
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,477	1,446

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 24,032,429 issued and 23,861,629 outstanding at 2007
and 25,608,511 issued and 23,225,121 outstanding at 2006	1,356	1,450
Additional paid-in capital	9,034	23,182
Retained earnings	85,334	224,110
Accumulated other comprehensive income	(2,036)	(2,072)
Treasury shares (at cost), 170,800 at 2007 and 2,383,390 at 2006	(16,780)	(174,834)
TOTAL SHAREHOLDERS' EQUITY	76,908	71,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 525,959	$ 501,215

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Three Months Ended June 30,
	2007	2006
	(Unaudited)
REVENUES:
Services	$ 126,187	$ 106,338
Product Sales	42,206	33,679
	168,393	140,017
OPERATING EXPENSES:
Cost of services	84,423	75,345
Cost of sales	28,926	24,850
General and administrative expenses	9,720	8,663
Depreciation	4,802	3,986
Amortization	95	102
Other (income), net	(1,473)	(1,546)
OPERATING INCOME	41,900	28,617
Interest expense	635	1,531
Income before income tax expense	41,265	27,086
Income tax expense	12,462	8,126
NET INCOME	$ 28,803	$ 18,960

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 1.20	$ 0.74

Diluted earnings per share	$ 1.18	$ 0.70

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,940	25,560

Diluted	24,413	27,191

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Six Months Ended June 30,
	2007	2006
	(Unaudited)
REVENUES:
Services	$ 243,152	$ 205,473
Product Sales	80,964	71,879
	324,116	277,352
OPERATING EXPENSES:
Cost of services	164,277	147,528
Cost of sales	56,321	52,815
General and administrative expenses	17,759	19,208
Depreciation	9,288	8,050
Amortization	187	162
Other (income), net	(2,336)	(3,416)
OPERATING INCOME	78,620	53,005
Interest expense	1,267	2,855
Income before income tax expense	77,353	50,150
Income tax expense	23,288	15,045
NET INCOME	$ 54,065	$ 35,105

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 2.28	$ 1.37

Diluted earnings per share	$ 2.22	$ 1.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,686	25,676

Diluted	24,367	27,478

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Six Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 54,065	$ 35,105
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	(101)	243
Inventory obsolescence	152	1,536
Equity in loss of affiliates	96	56
Minority interest	31	74
Stock-based compensation	2,377	2,559
Depreciation and amortization	9,475	8,212
Debt issuance costs amortization	991	57
Gain on sale of assets	(219)	(706)
Realization of pension obligation	36	-
Gain on insurance recovery	-	(492)
Increase in value of life insurance policies	(609)	(109)
Deferred income taxes	(3,141)	(4,357)
Changes in assets and liabilities, net of effect of dispositions:
Accounts receivable	(16,525)	(8,887)
Inventories	(1,901)	(5,242)
Prepaid expenses and other current assets	(3,748)	(2,118)
Other assets	360	(35)
Accounts payable	10,789	1,693
Accrued expenses	1,675	13,659
Other long-term liabilities	5,919	10,202
Net cash provided by operating activities	59,722	51,450
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,552)	(9,858)
Patents and other intangibles	(155)	(33)
Proceeds from sale of assets	414	2,116
Premiums on life insurance	(963)	(575)
Net cash used in investing activities	(9,256)	(8,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,080)	(6,847)
Proceeds from debt borrowings	-	22,000
Capital lease obligations	(2)	(21)
Stock options exercised	17,219	12,313
Tax benefits from stock-based compensation	10,121	5,482
Debt issuance costs	(162)	-
Repurchase of common shares	(75,404)	(77,621)
Net cash used in financing activities	(50,308)	(44,694)
NET CHANGE IN CASH AND CASH EQUIVALENTS	158	(1,594)
CASH AND CASH EQUIVALENTS, beginning of period	54,223	13,743
CASH AND CASH EQUIVALENTS, end of period	$ 54,381	$ 12,149

Non-cash investing and financing activities:
Change in par value of common stock	$ -	$ 977

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by GAAP for complete financial statements.

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the three and six month periods ended June 30, 2007 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2007.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2006 was derived from the 2006 audited consolidated financial statements but does not include all disclosures in accordance with GAAP.

References to "Core Lab", "we", "our", and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2006.

2. INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
	(Unaudited)
Finished goods	$ 23,878	$ 22,930
Parts and materials	6,644	6,031
Work in progress	1,426	1,238
Total inventories	$ 31,948	$ 30,199

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the six months ended June 30, 2007. The composition of goodwill by business segment at June 30, 2007 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2006.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	June 30,	December 31,
	2007	2006
	(Unaudited)
Senior Exchangeable Notes	$ 300,000	$ 300,000
Capital lease obligations	8	10
Other indebtedness	674	2,754
Total debt and capital leases obligations	300,682	302,764
Less - short-term debt included in other indebtedness	674	2,654
Less - current maturities of long-term debt and capital lease obligations	6	108
Long-term debt and capital lease obligations	$ 300,002	$ 300,002

In November 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes due 2011 (the "Notes") to qualified institutional buyers. The Notes bear interest at a rate of 0.25% per year and are fully and unconditionally guaranteed by Core Laboratories N.V. These notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at an initial conversion rate of 10.5533 per $1,000 principal amount of notes. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. On December 22, 2006 we filed a registration statement on Form S-3, which became effective pursuant to the Securities Act of 1933, as amended; to register the resale of the notes and shares received in exchange for the notes.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. The outstanding balance under the Credit Facility matures when it is due in December 2010 and only requires bi-annual interest payments until maturity. These interest payments are based on the interest period selected. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $7.6 million at June 30, 2007 related to certain projects in progress. Our available borrowing capacity under the Credit Facility at June 30, 2007 was $92.4 million.

5. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees, payouts under which are determined based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned. We fund the future obligations of this plan by purchasing investment contracts from a large national insurance company. We make annual premium payments, based on each employee's age and current salary, to the insurance company.

The following table summarizes the components of the net periodic pension cost under this plan for the three and six month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Service cost	$ 298	$ 322	$ 589	$ 610
Interest cost	274	242	540	457
Expected return on plan assets	(250)	(234)	(493)	(443)
Unrecognized pension obligation, net	18	38	36	71
Net periodic pension cost	$ 340	$ 368	$ 672	$ 695

6. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of all litigation currently pending or threatened against Core Lab or any of its subsidiaries should not have a material adverse effect on its consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which Core Lab or any of its subsidiaries is a party will not have a material adverse effect on its consolidated results of operations or liquidity for the period in which that resolution occurs.

7. SHAREHOLDERS' EQUITY

During the three months ended June 30, 2007, we repurchased 170,800 of our common shares for $16.8 million, at an average price of $98.24 per share. During the quarter, rights to 36,400 shares valued at $3.4 million, or $92.34 were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this plan.

During the six months ended June 30, 2007, we repurchased 914,450 of our common shares for $75.4 million, at an average price of $82.46 per share which included rights to 602,050 shares valued at $48.3 million, or $80.29 per share, that were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of the exercise price of their stock options and their personal tax burdens that may result from the issuance of common shares under this plan.

For the three and six months ended June 30, 2007, we issued 24,216 and 1,329,608 of our common shares associated with stock option exercises for which we received proceeds of approximately $0.3 million and $17.2 million.

At our Annual Shareholders' Meeting on April 2, 2007 (the "Meeting"), our shareholders approved the cancellation of 3,127,040 treasury shares we had repurchased or otherwise acquired prior to the date of the Meeting. These 3,127,040 treasury shares were cancelled in April 2007 at historical cost, totaling $233.5 million, or $74.73 per share, resulting in a decrease in treasury shares and a corresponding decrease in additional paid-in-capital, retained earnings and common shares. Our shareholders also approved the extension of the authority of our Management Board to repurchase up to 10% of the Company's outstanding share capital up through October 2, 2008.

Comprehensive Income

The components of other comprehensive income consisted of the following (in thousands):

	Three months ended	Six months ended
	June 30, 2007	June 30, 2007
	(Unaudited)	(Unaudited)
Net income	$ 28,803	$ 54,065
Realization of pension obligation	18	36
Total comprehensive income	$ 28,821	$ 54,101

Accumulated Other Comprehensive Income consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
	(Unaudited)
Pension obligation - prior service cost	$ 1,291	$ 1,327
Pension obligation - unrecognized net actuarial loss	745	745
Total accumulated other comprehensive income	$ 2,036	$ 2,072

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	23,940	25,560	23,686	25,676
Effect of dilutive securities:
Stock options	276	1,400	469	1,538
Contingent shares	84	151	103	140
Restricted stock and other	113	80	109	124
Weighted average diluted common and potential common shares outstanding	24,413	27,191	24,367	27,478

In 2006, we sold warrants that give the holders the right to acquire approximately 3.2 million of our common shares at a strike price of $127.56 per share.  These warrants could have a dilutive impact on our earnings per share if the share price exceeds the strike price of the warrants.

9. OTHER INCOME

The components of other income, net, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Minority interest	$ 107	$ 67	$ 31	$ 74
Gain on sale of assets	(171)	(142)	(219)	(706)
Foreign exchange gain	(493)	(1,102)	(475)	(1,462)
Interest income	(500)	(55)	(911)	(107)
Gain on insurance recovery	-	-	-	(492)
Other	(416)	(314)	(762)	(723)
Total other income, net	$ (1,473)	$ (1,546)	$ (2,336)	$ (3,416)

In 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. We filed a claim for business interruption costs and the final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million.

Foreign exchange gains by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Canadian Dollar	$ (350)	$ (434)	$ (244)	$ (380)
Euro	(46)	(187)	(84)	(254)
Russian Ruble	(31)	(281)	(71)	(462)
Other currencies	(66)	(200)	(76)	(366)
Total gain	$ (493)	$ (1,102)	$ (475)	$ (1,462)

10. INCOME TAXES

We file an income tax return in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 1998 through 2006 remain open for examination in various tax jurisdictions in which we operate.

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of the implementation of FIN 48, we recognized approximately a $3.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2007
(Unaudited)
Unrecognized tax benefits at January 1,	$ 13,064
Tax positions, current period	231
Tax positions, prior period	1,942
Settlements with taxing authorities	-
Lapse of applicable statute of limitations	-
Unrecognized tax benefits at June 30,	$ 15,237

The total amount of unrecognized tax benefits at June 30, 2007, if recognized, would affect our effective tax rate.

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

During the three and six month period ended June 30, 2007, we recognized tax benefits of $7.5 and $10.1 million, respectively, related to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

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

Summarized financial information related to our business segments is shown in the following tables (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2007
Revenues from unaffiliated customers	$ 93,798	$ 60,761	$ 13,834	$ -	$ 168,393
Inter-segment revenues	235	162	344	(741)	-
Segment operating income	21,426	16,200	4,117	157	41,900
Total assets	231,046	163,130	18,146	113,637	525,959
Capital expenditures	3,380	1,274	163	308	5,125
Depreciation and amortization	2,631	1,302	121	843	4,897

Three Months Ended June 30, 2006
Revenues from unaffiliated customers	$ 80,142	$ 51,633	$ 8,242	$ -	$ 140,017
Inter-segment revenues	210	176	(3)	(383)	-
Segment operating income	14,261	12,673	1,632	51	28,617
Total assets	213,386	160,098	14,384	23,195	411,063
Capital expenditures	3,474	1,782	187	130	5,573
Depreciation and amortization	2,229	1,184	113	562	4,088

Six Months Ended June 30, 2007
Revenues from unaffiliated customers	$ 176,961	$ 119,568	$ 27,587	$ -	$ 324,116
Inter-segment revenues	402	367	635	(1,404)	-
Segment operating income	38,199	32,252	7,814	355	78,620
Total assets	231,046	163,130	18,146	113,637	525,959
Capital expenditures	5,950	1,880	252	470	8,552
Depreciation and amortization	5,003	2,586	248	1,638	9,475

Six Months Ended June 30, 2006
Revenues from unaffiliated customers	$ 151,346	$ 107,713	$ 18,293	$ -	$ 277,352
Inter-segment revenues	239	332	6	(577)	-
Segment operating income (loss)	23,452	25,593	4,572	(612)	53,005
Total assets	213,386	160,098	14,384	23,195	411,063
Capital expenditures	6,390	2,918	327	223	9,858
Depreciation and amortization	4,479	2,400	222	1,111	8,212

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the Notes issued by Core Laboratories LP on November 6, 2006. Core Laboratories LP is 100% indirectly owned subsidiary of Core Laboratories N.V.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006, statements of income and the consolidating statements of cash flows for each of the quarters and six months ended June 30, 2007 and 2006 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V.; (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.
Condensed Consolidating Balance Sheets

(In thousands)	June 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 4,790	$ 34,670	$ 14,921	$ -	$ 54,381
Accounts receivable, net	168	24,538	103,974	-	128,680
Inventories, net	-	2,219	29,729	-	31,948
Prepaid expenses and other current assets	348	9,482	22,819	-	32,649
	5,306	70,909	171,443	-	247,658

PROPERTY, PLANT AND EQUIPMENT, net	-	21,038	65,765	-	86,803
GOODWILL AND INTANGIBLES, net	46,986	1,957	90,245	-	139,188
INTERCOMPANY RECEIVABLES	14,244	233,406	303,571	(551,221)	-
INVESTMENT IN AFFILIATES	289,468	-	746,518	(1,035,192)	794
DEFERRED TAX ASSET	6,008	41,251	-	(10,912)	36,347
OTHER ASSETS	3,746	10,602	821	-	15,169
TOTAL ASSETS	$ 365,758	$ 379,163	$ 1,378,363	$ (1,597,325)	$ 525,959

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 674	$ -	$ 6	$ -	$ 680
Accounts payable	13,530	8,101	26,618	-	48,249
Other accrued expenses	3,374	8,900	38,099	-	50,373
	17,578	17,001	64,723	-	99,302

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	2	-	300,002
DEFERRED COMPENSATION	5,615	6,338	355	-	12,308
DEFERRED TAX LIABILITY	9,220	-	1,692	(10,912)	-
INTERCOMPANY PAYABLES	245,446	17,171	288,604	(551,221)	-
OTHER LONG-TERM LIABILITIES	10,991	9,454	15,517	-	35,962

MINORITY INTEREST	-	-	1,477	-	1,477

TOTAL SHAREHOLDERS' EQUITY	76,908	29,199	1,005,993	(1,035,192)	76,908
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 365,758	$ 379,163	$ 1,378,363	$ (1,597,325)	$ 525,959

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,572	$ 35,385	$ 17,266	$ -	$ 54,223
Accounts receivable, net	125	19,717	92,213	-	112,055
Inventories, net	-	1,677	28,522	-	30,199
Prepaid expenses and other current assets	495	14,441	14,139	-	29,075
	2,192	71,220	152,140	-	225,552

PROPERTY, PLANT AND EQUIPMENT, net	-	21,654	66,080	-	87,734
GOODWILL AND INTANGIBLES, net	46,986	2,009	90,225	-	139,220
INTERCOMPANY RECEIVABLES	38,390	198,654	351,316	(588,360)	-
INVESTMENT IN AFFILIATES	150,090	-	788,555	(937,755)	890
DEFERRED TAX ASSET	5,815	26,286	13,707	(12,776)	33,032
OTHER ASSETS	3,410	10,460	917	-	14,787
TOTAL ASSETS	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 501,215

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,654	$ 100	$ 8	$ -	$ 2,762
Accounts payable	698	7,078	29,684	-	37,460
Other accrued expenses	2,785	18,915	26,998	-	48,698
	6,137	26,093	56,690	-	88,920

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	2	-	300,002
DEFERRED COMPENSATION	5,230	4,920	263	-	10,413
DEFERRED TAX LIABILITY	12,776	-	-	(12,776)	-
INTERCOMPANY PAYABLES	140,376	2,553	445,431	(588,360)	-
OTHER LONG-TERM LIABILITIES	10,528	7,645	10,425	-	28,598

MINORITY INTEREST	-	-	1,446	-	1,446

TOTAL SHAREHOLDERS' EQUITY	71,836	(10,928)	948,683	(937,755)	71,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 501,215

Condensed Consolidating Statements of Operations

(In thousands)	Three Months Ended June 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 34,869	$ 133,524	$ -	$ 168,393
Intercompany revenues	346	4,298	43,191	(47,835)	-
Earnings from consolidated affiliates	29,317	-	77,297	(106,614)	-
Total revenues	29,663	39,167	254,012	(154,449)	168,393

OPERATING EXPENSES
Operating costs	238	20,015	93,096	-	113,349
General and administrative expenses	2,668	7,052	-	-	9,720
Depreciation and amortization	-	1,326	3,571	-	4,897
Other expense (income), net	(1,339)	2,346	21,836	(24,316)	(1,473)

Operating income	28,096	8,428	135,509	(130,133)	41,900
Interest expense	21	611	(7)	10	635

Income before income tax expense	28,075	7,817	135,516	(130,143)	41,265
Income tax expense (benefit)	(728)	1,825	11,365	-	12,462

NET INCOME	$ 28,803	$ 5,992	$ 124,151	$ (130,143)	$ 28,803

Condensed Consolidating Statements of Operations

(In thousands)	Six Months Ended June 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 64,856	$ 259,260	$ -	$ 324,116
Intercompany revenues	606	8,808	61,571	(70,985)	-
Earnings from consolidated affiliates	59,593	-	77,297	(136,890)	-
Total revenues	60,199	73,664	398,128	(207,875)	324,116

OPERATING EXPENSES
Operating costs	552	38,786	181,260	-	220,598
General and administrative expenses	4,275	13,484	-	-	17,759
Depreciation and amortization	-	2,627	6,848	-	9,475
Other expense (income), net	(1,294)	4,198	42,216	(47,456)	(2,336)

Operating income	56,666	14,569	167,804	(160,419)	78,620
Interest expense	58	1,205	4	-	1,267

Income before income tax expense	56,608	13,364	167,800	(160,419)	77,353
Income tax expense (benefit)	2,543	5,150	15,595	-	23,288

NET INCOME	$ 54,065	$ 8,214	$ 152,205	$ (160,419)	$ 54,065

Condensed Consolidating Statements of Cash Flows

(In thousands)	Six Months Ended June 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by (used in) operating activities	$ 53,362	$ 2,287	$ 4,073	$ -	$ 59,722

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,860)	(6,692)	-	(8,552)
Patents and other intangibles	-	(20)	(135)	-	(155)
Proceeds from sale of assets	-	3	411	-	414
Premiums on life insurance	-	(963)	-	-	(963)
Net cash used in investing activities	-	(2,840)	(6,416)	-	(9,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,080)	-	-	-	(2,080)
Proceeds from debt borrowings	-	-	-	-	-
Capital lease obligations	-	-	(2)	-	(2)
Stock options exercised	17,219	-	-	-	17,219
Repurchase of common shares	(75,404)	-	-	-	(75,404)
Debt issuance costs	-	(162)	-	-	(162)
Excess tax benefit from stock-based payments	10,121	-	-	-	10,121
Net cash used in financing activities	(50,144)	(162)	(2)	-	(50,308)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,218	(715)	(2,345)	-	158
CASH AND CASH EQUIVALENTS, beginning of period	1,572	35,385	17,266	-	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 4,790	$ 34,670	$ 14,921	$ -	$ 54,381

Condensed Consolidating Statements of Operations

(In thousands)	Three Months Ended June 30, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 28,625	$ 111,392	$ -	$ 140,017
Intercompany revenues	-	3,580	29,195	(32,775)	-
Earnings from consolidated affiliates	21,387	-	(1,060)	(20,327)	-
Total revenues	21,387	32,205	139,527	(53,102)	140,017

OPERATING EXPENSES
Operating costs	155	18,173	91,918	(10,051)	100,195
General and administrative expenses	1,678	6,983	2	-	8,663
Depreciation and amortization	(17)	1,368	2,737	-	4,088
Other expense (income), net	12	1,345	19,830	(22,733)	(1,546)

Operating income	19,559	4,336	25,040	(20,318)	28,617
Interest expense	278	1,234	10	9	1,531

Income before income tax expense	19,281	3,102	25,030	(20,327)	27,086
Income tax expense (benefit)	321	1,257	6,548	-	8,126
NET INCOME	$ 18,960	$ 1,845	$ 18,482	$ (20,327)	$ 18,960

Condensed Consolidating Statements of Operations

(In thousands)	Six Months Ended June 30, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 52,631	$ 224,721	$ -	$ 277,352
Intercompany revenues	-	6,521	52,942	(59,463)	-
Earnings from consolidated affiliates	41,579	-	12,852	(54,431)	-
Total revenues	41,579	59,152	290,515	(113,894)	277,352

OPERATING EXPENSES
Operating costs	155	33,255	186,089	(19,156)	200,343
General and administrative expenses	5,103	14,101	4	-	19,208
Depreciation and amortization	16	2,633	5,563	-	8,212
Other expense (income), net	(184)	2,090	34,985	(40,307)	(3,416)

Operating income	36,489	7,073	63,874	(54,431)	53,005
Interest expense	392	2,444	19	-	2,855

Income before income tax expense	36,097	4,629	63,855	(54,431)	50,150
Income tax expense (benefit)	992	(2,821)	16,874	-	15,045
NET INCOME	$ 35,105	$ 7,450	$ 46,891	$ (54,431)	$ 35,105

Condensed Consolidating Statements of Cash Flows

(In thousands)	Six Months Ended June 30, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by (used in) operating activities	$ 65,481	$ (27,363)	$ 13,332	$ -	$ 51,450

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(2,331)	(7,527)	-	(9,858)
Patents and other intangibles	-	(12)	(21)	-	(33)
Proceeds from sale of assets	-	259	1,857	-	2,116
Premiums on life insurance	-	(575)	-	-	(575)
Net cash used in investing activities	-	(2,659)	(5,691)	-	(8,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(6,747)	(100)	-	-	(6,847)
Proceeds from debt borrowings	-	22,000	-	-	22,000
Capital lease obligations	-	-	(21)	-	(21)
Stock options exercised	12,313	-	-	-	12,313
Repurchase of common shares	(77,621)	-	-	-	(77,621)
Excess tax benefits from stock-based payments	5,482	-	-	-	5,482
Net cash used in financing activities	(66,573)	21,900	(21)	-	(44,694)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,092)	(8,122)	7,620	-	(1,594)
CASH AND CASH EQUIVALENTS, beginning of period	1,352	(243)	12,634	-	13,743
CASH AND CASH EQUIVALENTS, end of period	$ 260	$ (8,365)	$ 20,254	$ -	$ 12,149

13. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("FAS 157"). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of FAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We do not expect the adoption of FAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to measure eligible financial instruments and certain other items at fair value that are currently not required to be measured at fair value. FAS 159 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating FAS 159 and any potential impact on our financial statements, however we do not expect this pronouncement to have a material impact on our financial position or results of operations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2007 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Cautionary Statement Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this 10-Q, are forward looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

-	general and economic business conditions;

-	prices of oil and natural gas and industry expectations about future prices;

-	foreign exchange controls and currency fluctuations;

-	political stability in the countries in which we operate;

-	the business opportunities (or lack thereof) that may be presented to and pursued by us;

-	changes in laws or regulations; and

-	the validity of the assumptions used in the design of our disclosure controls and procedures.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as well as the other reports and registration statements filed by us with the SEC.

Recent Developments

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), which was issued to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 became effective for fiscal years beginning after December 15, 2006. The cumulative effect of $3.3 million from adopting FIN 48 was recorded in retained earnings and other long-term liabilities.

Outlook

We have established internal earnings targets that are based on current market conditions. Based on industry surveys, we anticipate North American activity levels of our clients during 2007 to be somewhat lower than their activity levels in 2006. We also believe that the activity levels outside of North America for 2007 will continue to remain higher than activity levels for 2006.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended June 30,				% Change
	2007		2006		2007/2006
REVENUES:
Service	$ 126,187	75%	$ 106,338	76%	19%
Product sale	42,206	25%	33,679	24%	25%
Total revenue	168,393	100%	140,017	100%	20%
OPERATING EXPENSES:
Cost of services (1)	84,423	67%	75,345	71%	12%
Cost of sales (1)	28,926	69%	24,850	74%	16%
Total cost of services and sales	113,349	67%	100,195	72%	13%
General and administrative expenses	9,720	6%	8,663	6%	12%
Depreciation and amortization	4,897	3%	4,088	3%	20%
Other (income), net	(1,473)	(1%)	(1,546)	(1%)	(5%)
Operating income	41,900	25%	28,617	20%	46%
Interest expense	635	-	1,531	1%	(59%)
Income before income tax expense	41,265	25%	27,086	19%	52%
Income tax expense	12,462	7%	8,126	6%	53%
NET INCOME	$ 28,803	17%	$ 18,960	14%	52%

(1) Percentage based on applicable revenue rather than total revenue

	Six Months Ended June 30,				% Change
	2007		2006		2007/2006
REVENUES:	(dollars, in thousands)
Service	$ 243,152	75%	$ 205,473	74%	18%
Product sale	80,964	25%	71,879	26%	13%
Total revenue	324,116	100%	277,352	100%	17%
OPERATING EXPENSES:
Cost of services (1)	164,277	68%	147,528	72%	11%
Cost of sales (1)	56,321	70%	52,815	73%	7%
Total cost of services and sales	220,598	68%	200,343	72%	10%
General and administrative expenses	17,759	5%	19,208	7%	(8%)
Depreciation and amortization	9,475	3%	8,212	3%	15%
Other (income), net	(2,336)	(1%)	(3,416)	(1%)	(32%)
Operating income	78,620	24%	53,005	19%	48%
Interest expense	1,267	-	2,855	1%	(56%)
Income before income tax expense	77,353	24%	50,150	18%	54%
Income tax expense	23,288	7%	15,045	5%	55%
NET INCOME	$ 54,065	17%	$ 35,105	13%	54%

(1) Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Six Months Ended June 30, 2007 Compared to the Three and Six Months Ended June 30, 2006 (unaudited)

Service Revenues

Service revenues increased to $126.2 million for the second quarter of 2007, up 19% when compared to $106.4 million for the second quarter of 2006. For the six months ended June 30, 2007, service revenues increased 18% to $243.2 million compared to $205.5 million for the respective period in 2006. This increase in revenue was primarily due to the continued strength in the price of oil which is driving increased demand for oilfield activities globally. This increased activity in turn continued to create increased demand for the services we provide. In addition, we have experienced an increase in market penetration and market acceptance of recently introduced services. This has benefited our business in the Middle East, especially Qatar and Saudi Arabia, where these services will be used to increase daily natural gas and crude oil production while maximizing the ultimate hydrocarbon recoveries from the Qatari and Saudi Arabian fields.

Product Sale Revenues

Revenues associated with product sales increased to $42.2 million for the second quarter of 2006, up 25% from $33.7 million for the second quarter of 2006. For the six months ended June 30, 2007, product sale revenues increased 13% to $81.0 million compared to $71.9 million for the same period in 2006. Increased drilling activity on a global basis, but more specifically greater market penetration for our well completion products contributed to our improved results. Additionally, increased demand in Canada for our proprietary reservoir monitoring equipment significantly contributed to these improved results. During the first quarter we introduced new reservoir optimizing technologies which began to generate additional revenues that should produce higher operating margins which should also increase incremental margins.

Cost of Services

Cost of services expressed as a percentage of service revenue was 67% for the quarter ended June 30, 2007, down from 71% for the corresponding quarter in 2006. For the six-month period ending June 30, 2007, cost of services expressed as a percentage of service revenue was 68% as compared to 72% for the same period for 2006. The decline in the cost of services relative to service revenue was primarily a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 69% for the quarter ended June 30, 2007, which was an improvement from the 74% for the same period in 2006. For the six month period ending June 30, 2007, cost of product sales expressed as a percentage of sales revenue was 70% which was an improvement from the 73% for the same period in 2006. The decrease in cost of sales as a percentage of product sale revenues for 2007 was primarily due to growing demand for new higher margin products and continuing efforts to improve our manufacturing efficiencies.

General and Administrative Expenses

General and administrative expenses were $9.7 million for the second quarter of 2007 compared to $8.7 million for the second quarter of 2006. This increase was primarily due to an increase in salaries and incentive compensation relating to our improved performance and additional accounting services related to the conversion of our local Dutch statutory financials from Dutch GAAP to IFRS. For the six-month periods ended June 30, 2007 and 2006, general and administrative expenses decreased $1.4 million to $17.8 million from $19.2 million relating to lower compensation benefits for certain members of management recorded in the first half of 2007 compared to 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense of $4.9 million for the second quarter of 2007 increased $0.8 million, from $4.1 million for the second quarter of 2006. For the six-month period ended June 30, 2007, depreciation and amortization expense was $9.5 million, an increase of $1.3 million from the June 30, 2006 due to an increase in capital expenditures the latter half of 2006.

Other Income, Net

Other income, net consisted of the following at June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Minority interest	$ 107	$ 67	$ 31	$ 74
Gain on sale of assets	(171)	(142)	(219)	(706)
Foreign exchange gain	(493)	(1,102)	(475)	(1,462)
Interest income	(500)	(55)	(911)	(107)
Gain on insurance recovery	-	-	-	(492)
Other	(416)	(314)	(762)	(723)
Total other income, net	$ (1,473)	$ (1,546)	$ (2,336)	$ (3,416)

In 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. We filed a claim for business interruption costs and the final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million.

Foreign exchange gains by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Canadian Dollar	$ (350)	$ (434)	$ (244)	$ (380)
Euro	(46)	(187)	(84)	(254)
Russian Ruble	(31)	(281)	(71)	(462)
Other currencies	(66)	(200)	(76)	(366)
Total gain	$ (493)	$ (1,102)	$ (475)	$ (1,462)

Income Tax Expense

The effective tax rate for the second quarter of 2007 and 2006 was 30.2% and 30.0%, respectively.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the three and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 93,798	$ 80,142	$ 176,961	$ 151,346
Production Enhancement	60,761	51,633	119,568	107,713
Reservoir Management	13,834	8,242	27,587	18,293
Consolidated	$ 168,393	$ 140,017	$ 324,116	$ 277,352

Operating income:
Reservoir Description	$ 21,426	$ 14,261	$ 38,199	$ 23,452
Production Enhancement	16,200	12,673	32,252	25,593
Reservoir Management	4,117	1,632	7,814	4,572
Corporate and Other[1]	157	51	355	(612)
Consolidated	$ 41,900	$ 28,617	$ 78,620	$ 53,005

1) "Corporate and Other" represents those items that are not directly related to a particular segment

Reservoir Description

Revenues from the Reservoir Description segment increased $13.7 million, to $93.8 million in the second quarter of 2007, compared to $80.1 million in the second quarter of 2006, as a result of continued expansion of oilfield activities world-wide and North American projects related to gas-shale and Canadian oil-sands reservoirs. For the six months ended June 30, 2007 revenues increased $25.6 million, to $176.9 million from $151.3 million for the six months ended June 30, 2006. The revenue growth was driven, in part, by the increased demand for our recently introduced proprietary and patented reservoir optimization technologies and related services. These include our Pressurized Fluid Imaging Services (PFISTM) and our fluid characterization services in North America, Europe, Asia and Middle East. We are expanding our services, especially in the Middle East, which will be used to increase daily natural gas and crude oil production while maximizing the ultimate hydrocarbon recoveries.

Operating income in the second quarter of 2007 increased by 50% or $7.1 million to $21.4 million compared to $14.3 million for the second quarter of 2006. Operating income for the six-month period ended June 30, 2007 increased by 63% or $14.8 million to $38.2 million. Increases in operating income were primarily due to incremental margins earned from higher sales over our relatively fixed cost structure and the introduction and acceptance of recently introduced reservoir optimization services. Operating margins for the quarter and six months ended June 30, 2007 were 23% and 22%, respectively compared to 18% and 15% for the same periods in 2006, respectively. Our customers continue to shift from lower margin projects to those projects having a higher content of Core's newer services and technologies, which produced incremental margins of 58% for the six-months, on higher revenues during the period. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Production Enhancement

Revenues from the Production Enhancement segment increased $9.2 million to $60.8 million in the second quarter of 2007 as compared to $51.6 million in the second quarter in 2006, and revenues increased $11.9 million to $119.6 million for the six months ended June 30, 2007 as compared to $107.7 million for the same period in 2006. This increase was primarily the result of continued improvement in market penetration of our well perforating and completion products and stimulation diagnostic services, overall expansion in global drilling activities, and continued improvements in the international expansion of our technologies.

Operating income in the second quarter of 2007 increased by 28% or $3.5 million to $16.2 million from $12.7 million for the second quarter of 2006. Operating margins increased to 27% in the second quarter of 2007 compared to 25% for the same period in 2006. For the six months ended June 30, 2007, operating income increased to $32.3 million, an increase of 26% over the same period in 2006. These margin improvements were primarily due to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™, SpectraStim™, Completion Profiler™ and our SuperHERO™ perforating charges and gun systems, as well as improved manufacturing efficiencies. Additionally, the demand for our technology in fracture diagnostics continues to increase as drilling activity increases in unconventional reservoirs.

Reservoir Management

Revenues from the Reservoir Management segment increased $5.6 million, or 68%, in the second quarter of 2007 as compared to the second quarter of 2006. Revenues for the six-month period ended June 30, 2007 were $27.6 million, an increase of 51% from $18.3 million from the same period in 2006. The improvement was a result of higher revenue from our multi-client regional reservoir optimization projects for both North America and international studies, especially studies pertaining to unconventional gas reservoirs and sales of our proprietary reservoir monitoring products for oil-sands in Canada.

Operating income in the second quarter of 2007 increased 152% to $4.1 million from $1.6 million for the second quarter of 2006. Operating margins increased to 30% in the second quarter of 2007 compared to 20% for the same period in 2006. For the six-month period ended June 30, 2007, operating income was $7.8 million with operating margins of 28%, as compared to operating income of $4.6 million and operating margins of 25% from the same period in 2006. The increase was primarily due to the continued expansion of the multi-client regional reservoir study sales in the U.S. and expansion of studies being performed in Libya, along with product sales to the oil-sands projects in Canada.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the three month period ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Free cash flow calculation:	(unaudited)
Net cash provided by operating activities	$ 59,722	$ 51,450
Less: capital expenditures	8,552	9,858
Free cash flow	$ 51,170	$ 41,592

The increase in free cash flow in 2007 compared to 2006 was due to higher net income and a decrease in capital expenditures offset by a net increase in working capital, excluding cash. At June 30, 2007 and December 31, 2006, we had working capital of $148.4 million and $136.6 million, respectively.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2007 and 2006 (in thousands):

	Six Months Ended June 30,
	2007	2006
Cash provided by/(used in):	(unaudited)
Operating activities	$ 59,722	$ 51,450
Investing activities	(9,256)	(8,350)
Financing activities	(50,308)	(44,694)
Net change in cash and cash equivalents	$ 158	$ (1,594)

The increase in cash flows provided by operating activities was attributable to an increase in net income offset by an increase in working capital due to timing of payments. The increase in cash used in investing activities is due to larger sales proceeds received in the prior year which offset the higher capital expenditures. The cash flows used in financing activities in 2007 relates primarily to shares repurchased under our common share repurchase program, stock options issued and a tax benefit from stock-based compensation. In the first six months of 2007, we repurchased approximately 0.9 million shares for an aggregate price of $75.4 million compared to approximately 1.5 million shares for an aggregate price of $77.6 million during the six months ended June 30, 2006. In addition, we received proceeds from the exercise of stock options in the amount of $17.2 million and recognized a tax benefit of $10.1 million in 2007 and received proceeds from the exercise of stock options of $12.3 million, recognized a tax benefit of $5.5 million and borrowings of $22.0 million in 2006.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. The outstanding balance under the Credit Facility matures when it is due in December 2010 and only requires bi-annual interest payments until maturity. These interest payments are based on the interest period selected. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $7.6 million at June 30, 2007 related to certain projects in progress. Our available borrowing capacity under the Credit Facility at June 30, 2007 was $92.4 million.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at June 30, 2007. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We are a Netherlands holding company and substantially all of our operations are conducted through subsidiaries. Consequently, our cash flow depends upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund our debt requirements, capital expenditures, working capital, and future acquisitions.

At our Annual Shareholders' Meeting on April 2, 2007 (the "Meeting"), our shareholders approved the cancellation of 3,127,040 treasury shares we had repurchased or otherwise acquired up to the date of the Meeting. These 3,127,040 treasury shares were cancelled in April 2007 at historical cost, totaling $233.5 million, or $74.73 per share, resulting in a decrease in treasury shares and a corresponding decrease in additional paid-in-capital, retained earnings and common stock. Our shareholders also approved the extension of the authority of our Management Board to repurchase up to 10% of the Company's outstanding share capital up through October 2, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("FAS 157"). FAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS No. 157 does not require any new fair value measurements, rather, its application will be made pursuant to other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those years. The provisions of FAS No. 157 are to be applied prospectively upon adoption, except for limited specified exceptions. We do not expect the adoption of FAS No. 157 to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to measure eligible financial instruments and certain other items at fair value that are currently not required to be measured at fair value. FAS 159 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating FAS 159 and any potential impact on our financial statements, however we do not expect this pronouncement to have a material impact on our financial position or results of operations.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
April 1-30, 2007	-	-	-	2,390,686
May 1-31, 2007	-	-	-	2,390,686
June 1-30, 2007 (1)	170,800	$98.24	170,800	2,219,886
Total	170,800	$98.24	170,800

(1) Contains 36,400 shares valued at $3.4 million, or $92.34 per share, acquired pursuant to the terms of a compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this plan.

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

Return to Index

Item 4. Submissions of Matters to a Vote of Shareholders'

At our meeting of shareholders on April 2, 2007, our shareholders elected three Class II Supervisory Directors consisting of John Ogren, Joseph Perna, and Jacobus Schouten, to serve until our annual meeting in 2010 or until their successors have been duly elected and qualified.

The vote tabulation for the individual Supervisory Directors was as follows:

Director	Shares for	Shares withheld
John Ogren	19,587,440	39,106
Joseph Perna	19,464,824	40,162
Jacobus Schouten	19,584,675	39,821

The following Directors' terms continue beyond 2006:

Director	Year Term Expires
David M. Demshur	2008
Rene R. Joyce	2008
Michael C. Kearney	2008
Richard L. Bergmark	2009
Alexander Vriesendorp	2009

Shareholders at the same time approved the cancellation of all of the treasury shares we had repurchased up to the date of the meeting, which on that date was 3,127,040. The proposal was approved by 19,609,555 votes in favor, 18,926 votes against, with 42,019 abstentions.

Shareholders also approved the extension of the authority of our Management Board to repurchase up to 10% of the outstanding share capital until October 2, 2008. The proposal was approved by 19,614,644 votes in favor, 18,674 votes against, with 37,181 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) of the Company's common and/or preferred shares until April 2, 2012. The proposal was approved by 17,798,583 votes in favor, 1,702,122 votes against, with 169,795 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of the Company's common shares until April 2, 2012. The proposal was approved by 14,418,215 votes in favor, 1,665,751 votes against, with 171,766 abstentions.

Shareholders approved the amendment and restatement of the Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated May 29, 1997). The proposal was approved by 15,060,601 votes in favor, 1,146,850 votes against, with 48,281 abstentions.

On June 27, 2007 the shareholders reconvened the April 2 meeting and confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 2006. The proposal was approved by 18,895,594 votes in favor, 319,891 votes against, with 455,015 abstentions.

Shareholders at the same time ratified the appointment of PricewaterhouseCoopers LLP as our independent public accountants for the year ending December 31, 2007. The proposal was approved by 19,500,282 votes in favor, 134,327 votes against, with 35,890 abstentions.

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	July 27, 2007	By:	/s/ Richard L. Bergmark
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

Date: July 27, 2007	By:	/s/ David M. Demshur
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

Date: July 27, 2007	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer

Exhibit 32.1

Certification of

Chief Executive Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, David M. Demshur, Chief Executive Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended June 30, 2007, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 27, 2007	/s/ David M. Demshur
Name: David M. Demshur
Title: Chief Executive Officer

Exhibit 32.2

Certification of

Chief Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

I, Richard L. Bergmark, Chief Financial Officer of Core Laboratories N.V. (the "Company"), hereby certify that the accompanying report on Form 10-Q for the quarter ended June 30, 2007, filed by the Company with the Securities and Exchange Commission on the date hereof fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended, (the "Report").

I further certify that the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 27, 2007	/s/ Richard L. Bergmark
Name: Richard L. Bergmark
Title: Chief Financial Officer

Return to Index