Form 10-Q
period 2007-09-30
CORE LABORATORIES N V
filed 2007-10-26
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of common shares of the Registrant, par value EUR 0.04 per share, outstanding at October 25, 2007 was 23,346,996.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 42,168	$ 54,223
Accounts receivable, net of allowance for doubtful accounts of $3,975 and
$4,340 at 2007 and 2006, respectively	138,882	112,055
Inventories, net	30,273	30,199
Prepaid expenses and other current assets	34,268	29,075
TOTAL CURRENT ASSETS	245,591	225,552

PROPERTY, PLANT AND EQUIPMENT, net	88,863	87,734
INTANGIBLES, net	7,221	6,602
GOODWILL	136,415	132,618
DEFERRED TAX ASSETS	40,002	33,032
OTHER ASSETS	16,254	15,677
TOTAL ASSETS	$ 534,346	$ 501,215

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 5	$ 2,762
Accounts payable	45,598	37,460
Accrued payroll and related costs	27,448	24,707
Taxes other than payroll and income	8,238	8,714
Unearned revenues	6,569	6,853
Income taxes payable	3,673	-
Other accrued expenses	23,426	8,424
TOTAL CURRENT LIABILITIES	114,957	88,920

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	300,001	300,002
DEFERRED COMPENSATION	13,822	10,413
OTHER LONG-TERM LIABILITIES	35,507	28,598
COMMITMENTS AND CONTINGENCIES	-	-
MINORITY INTEREST	1,599	1,446

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 24,109,006 issued and 23,452,635 outstanding at 2007
and 25,608,511 issued and 23,225,121 outstanding at 2006	1,360	1,450
Additional paid-in capital	21,324	23,182
Retained earnings	116,848	224,110
Accumulated other comprehensive income	(2,018)	(2,072)
Treasury shares (at cost), 656,371 at 2007 and 2,383,390 at 2006	(69,054)	(174,834)
TOTAL SHAREHOLDERS' EQUITY	68,460	71,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 534,346	$ 501,215

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Three Months Ended September 30,
	2007	2006
	(Unaudited)
REVENUES:
Services	$ 131,060	$ 109,950
Product Sales	39,005	35,576
	170,065	145,526
OPERATING EXPENSES:
Cost of services	84,863	74,240
Cost of sales	27,684	26,282
General and administrative expenses	7,039	6,250
Depreciation	4,806	4,423
Amortization	229	94
Other expense (income), net	(514)	447
OPERATING INCOME	45,958	33,790
Interest expense	614	1,930
Income before income tax expense	45,344	31,860
Income tax expense	13,830	9,476
NET INCOME	$ 31,514	$ 22,384

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 1.34	$ 0.88

Diluted earnings per share	$ 1.29	$ 0.83

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,556	25,304

Diluted	24,377	26,951

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
REVENUES:
Services	$ 374,212	$ 315,423
Product Sales	119,969	107,455
	494,181	422,878
OPERATING EXPENSES:
Cost of services	249,140	221,768
Cost of sales	84,005	79,097
General and administrative expenses	24,798	25,458
Depreciation	14,094	12,473
Amortization	416	256
Other income, net	(2,850)	(2,969)
OPERATING INCOME	124,578	86,795
Interest expense	1,881	4,785
Income before income tax expense	122,697	82,010
Income tax expense	37,118	24,521
NET INCOME	$ 85,579	$ 57,489

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 3.62	$ 2.25

Diluted earnings per share	$ 3.51	$ 2.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,642	25,551

Diluted	24,371	27,304

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 85,579	$ 57,489
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	15	577
Inventory obsolescence	121	1,553
Equity in loss of affiliates	222	53
Minority interest	153	151
Stock-based compensation	3,499	3,611
Depreciation and amortization	14,510	12,729
Debt issuance costs amortization	1,352	86
Gain on sale of assets	(249)	(782)
Realization of pension obligation	54	-
Gain on insurance recovery	-	(492)
Increase in value of life insurance policies	(852)	(132)
Deferred income taxes	(7,106)	(5,792)
Changes in assets and liabilities, net of effect of dispositions:
Accounts receivable	(26,316)	(13,765)
Inventories	246	(5,770)
Prepaid expenses and other current assets	(5,378)	(584)
Other assets	96	(42)
Accounts payable	7,910	(1,237)
Accrued expenses	6,982	21,514
Other long-term liabilities	6,977	10,911
Net cash provided by operating activities	87,815	80,078
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(15,285)	(16,347)
Patents and other intangibles	(252)	(103)
Acquisition, net of cash acquired	(5,012)	-
Deposit on sale of asset	13,475	-
Proceeds from sale of assets	488	2,222
Premiums on life insurance	(1,199)	(753)
Net cash used in investing activities	(7,785)	(14,981)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,754)	(23,439)
Proceeds from debt borrowings	-	42,000
Capital lease obligations	(4)	(24)
Stock options exercised	18,184	13,859
Tax benefits from stock-based compensation	20,328	5,671
Debt issuance costs	(162)	-
Repurchase of common shares	(127,677)	(104,451)
Net cash used in financing activities	(92,085)	(66,384)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,055)	(1,287)
CASH AND CASH EQUIVALENTS, beginning of period	54,223	13,743
CASH AND CASH EQUIVALENTS, end of period	$ 42,168	$ 12,456

Non-cash investing and financing activities:
Change in par value of common stock	$ -	$ 977
Financial capital expenditures	$ -	$ 2,350

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation have been included in these financial statements. Furthermore, the operating results presented for the three and nine month periods ended September 30, 2007 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2007.

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

2. INVENTORIES, NET

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
	(Unaudited)
Finished goods	$ 21,387	$ 22,930
Parts and materials	7,655	6,031
Work in progress	1,231	1,238
Total inventories, net	$ 30,273	$ 30,199

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

In September 2007, we acquired all of the outstanding common shares of Temco, Inc., a Tulsa-based core analysis and reservoir fluids instrument manufacturing business, for $5.5 million dollars. The acquisition resulted in goodwill of $3.8 million and intangibles of $0.8 million which was recorded in the Reservoir Description business segment. There were no other significant changes relating to our intangible assets for the nine months ended September 30, 2007. The remaining composition of goodwill by business segment at September 30, 2007 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2006.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	September 30,	December 31,
	2007	2006
	(Unaudited)
Senior exchangeable notes	$ 300,000	$ 300,000
Capital lease obligations	6	10
Other indebtedness	-	2,754
Total debt and capital leases obligations	300,006	302,764
Less - short-term debt included in other indebtedness	-	2,654
Less - current maturities of long-term debt and capital lease obligations	5	108
Long-term debt and capital lease obligations	$ 300,001	$ 300,002

In November 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes due 2011 (the "Notes") to qualified institutional buyers. The Notes bear interest at a rate of 0.25% per year and are fully and unconditionally guaranteed by Core Laboratories N.V. The Notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at an initial conversion rate of 10.5533 per $1,000 principal amount of notes. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. On December 22, 2006 we filed a registration statement on Form S-3, which became effective pursuant to the Securities Act of 1933, as amended; to register the resale of the Notes and shares received in exchange for the Notes.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures and only requires bi-annual interest payments until maturity. Interest payment dates are based on the interest period selected. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $8.7 million at September 30, 2007 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at September 30, 2007 was $91.3 million.

5. PENSIONS AND OTHER POST-RETIREMENT BENEFITS

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees, payouts under which are determined based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned. We fund the future obligations of this plan by purchasing investment contracts from a large insurance company. We make annual premium payments, based on each employee's age and current salary, to the insurance company.

The following table summarizes the components of the net periodic pension cost under this plan for the three and nine month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Service cost	$ 306	$ 295	$ 895	$ 905
Interest cost	281	221	821	678
Expected return on plan assets	(256)	(214)	(749)	(657)
Unrecognized pension obligation, net	18	34	54	105
Net periodic pension cost	$ 349	$ 336	$ 1,021	$ 1,031

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

7. SHAREHOLDERS' EQUITY

During the three months ended September 30, 2007, we repurchased 485,571 of our common shares for $52.3 million, at an average price of $107.65 per share.

During the nine months ended September 30, 2007, we repurchased 1,400,021 of our common shares for $127.7 million, at an average price of $91.20 per share which included rights to 602,148 shares valued at $48.4 million, or $80.30 per share, that were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of the exercise price of their stock options and their personal tax burdens that may result from the issuance of common shares under this plan.

For the three and nine months ended September 30, 2007, we issued 76,277 and 1,405,885 of our common shares associated with stock option exercises for which we received proceeds of approximately $1.0 million and $18.2 million.

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

Comprehensive Income

The components of other comprehensive income consisted of the following (in thousands):
	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
	(Unaudited)	(Unaudited)
Net income	$ 31,514	$ 85,579
Realization of pension obligation	18	54
Total comprehensive income	$ 31,532	$ 85,633

Accumulated Other Comprehensive Income consisted of the following (in thousands):
	September 30,	December 31,
	2007	2006
	(Unaudited)
Pension obligation - prior service cost	$ 1,273	$ 1,327
Pension obligation - unrecognized net actuarial loss	745	745
Total accumulated other comprehensive income	$ 2,018	$ 2,072

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	23,556	25,304	23,642	25,551
Effect of dilutive securities:
Stock options	207	1,421	381	1,498
Contingent shares	88	159	98	146
Restricted stock and other	108	67	109	109
Senior exchangeable notes	418	-	141	-
Weighted average diluted common and potential common shares outstanding	24,377	26,951	24,371	27,304

In 2006, we sold warrants that give the holders the right to acquire approximately 3.2 million of our common shares at a strike price of $127.56 per share.  These warrants could have a dilutive impact on our earnings per share if the share price exceeds the strike price of the warrants.

9. OTHER EXPENSE (INCOME)

The components of other expense (income), net, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Minority interest	$ 122	$ 77	$ 153	$ 151
Gain on sale of assets	(30)	(76)	(249)	(782)
Foreign exchange loss (gain)	(352)	430	(827)	(1,032)
Interest income	(136)	(54)	(1,047)	(161)
Gain on insurance recovery	-	-	-	(492)
Other	(118)	70	(880)	(653)
Total other expense (income), net	$ (514)	$ 447	$ (2,850)	$ (2,969)

In 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. We filed a claim for business interruption costs and the final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Canadian Dollar	$ (199)	$ 44	$ (443)	$ (336)
Euro	(198)	(16)	(282)	(270)
Russian Ruble	(152)	172	(223)	(290)
Other currencies	197	230	121	(136)
Total loss (gain)	$ (352)	$ 430	$ (827)	$ (1,032)

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

2007
(Unaudited)
Unrecognized tax benefits at January 1,	$ 13,064
Tax positions, current period	286
Tax positions, prior period	1,442
Settlements with taxing authorities	(53)
Lapse of applicable statute of limitations	-
Unrecognized tax benefits at September 30,	$ 14,739

The total amount of unrecognized tax benefits at September 30, 2007, if recognized, would affect our effective tax rate.

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

During the three and nine month period ended September 30, 2007, we recognized tax benefits of $10.2 million and $20.3 million, respectively, relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

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

Summarized financial information relating to our business segments is shown in the following tables (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2007
Revenues from unaffiliated customers	$ 97,476	$ 61,998	$ 10,591	$ -	$ 170,065
Inter-segment revenues	233	252	318	(803)	-
Segment operating income	26,108	17,426	2,357	67	45,958
Total assets	251,170	161,972	19,446	101,758	534,346
Capital expenditures	4,252	1,809	181	491	6,733
Depreciation and amortization	2,645	1,288	121	981	5,035

Three Months Ended September 30, 2006
Revenues from unaffiliated customers	$ 81,090	$ 55,113	$ 9,323	$ -	$ 145,526
Inter-segment revenues	24	194	21	(239)	-
Segment operating income	17,646	13,841	2,086	217	33,790
Total assets	210,604	159,276	16,387	34,603	420,870
Capital expenditures	3,929	1,247	81	3,582	8,839
Depreciation and amortization	2,306	1,231	119	861	4,517

Nine Months Ended September 30, 2007
Revenues from unaffiliated customers	$ 274,437	$ 181,566	$ 38,178	$ -	$ 494,181
Inter-segment revenues	635	619	953	(2,207)	-
Segment operating income	64,307	49,678	10,171	422	124,578
Total assets	251,170	161,972	19,446	101,758	534,346
Capital expenditures	10,202	3,689	433	961	15,285
Depreciation and amortization	7,648	3,874	369	2,619	14,510

Nine Months Ended September 30, 2006
Revenues from unaffiliated customers	$ 232,436	$ 162,826	$ 27,616	$ -	$ 422,878
Inter-segment revenues	263	526	27	(816)	-
Segment operating income (loss)	41,098	39,434	6,658	(395)	86,795
Total assets	210,604	159,276	16,387	34,603	420,870
Capital expenditures	10,319	4,165	408	3,805	18,697
Depreciation and amortization	6,785	3,631	341	1,972	12,729

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the Notes issued by Core Laboratories LP on November 6, 2006. Core Laboratories LP is a 100% indirectly owned subsidiary of Core Laboratories N.V.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, statements of income and the consolidating statements of cash flows for the three and nine month periods ended September 30, 2007 and 2006 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V.; (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets

(In thousands)	September 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 16,160	$ 8,627	$ 17,381	$ -	$ 42,168
Accounts receivable, net	141	25,639	113,102	-	138,882
Inventories, net	-	2,692	27,581	-	30,273
Prepaid expenses and other current assets	1,903	9,364	23,001	-	34,268
	18,204	46,322	181,065	-	245,591

PROPERTY, PLANT AND EQUIPMENT, net	-	21,496	67,367	-	88,863
GOODWILL AND INTANGIBLES, net	46,986	1,947	94,703	-	143,636
INTERCOMPANY RECEIVABLES	12,358	290,154	266,242	(568,754)	-
INVESTMENT IN AFFILIATES	331,511	5,500	818,275	(1,154,618)	668
DEFERRED TAX ASSET	4,971	44,828	-	(9,797)	40,002
OTHER ASSETS	3,774	10,785	1,027	-	15,586
TOTAL ASSETS	$ 417,804	$ 421,032	$ 1,428,679	$ (1,733,169)	$ 534,346

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ -	$ -	$ 5	$ -	$ 5
Accounts payable	10,490	5,590	29,518	-	45,598
Other accrued expenses	3,151	18,854	47,349	-	69,354
	13,641	24,444	76,872	-	114,957

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	1	-	300,001
DEFERRED COMPENSATION	5,807	7,642	373	-	13,822
DEFERRED TAX LIABILITY	9,220	-	577	(9,797)	-
INTERCOMPANY PAYABLES	309,651	45,718	213,385	(568,754)	-
OTHER LONG-TERM LIABILITIES	11,025	8,443	16,039	-	35,507

MINORITY INTEREST	-	-	1,599	-	1,599

TOTAL SHAREHOLDERS' EQUITY	68,460	34,785	1,119,833	(1,154,618)	68,460
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 417,804	$ 421,032	$ 1,428,679	$ (1,733,169)	$ 534,346

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,572	$ 35,385	$ 17,266	$ -	$ 54,223
Accounts receivable, net	125	19,717	92,213	-	112,055
Inventories, net	-	1,677	28,522	-	30,199
Prepaid expenses and other current assets	495	14,441	14,139	-	29,075
	2,192	71,220	152,140	-	225,552

PROPERTY, PLANT AND EQUIPMENT, net	-	21,654	66,080	-	87,734
GOODWILL AND INTANGIBLES, net	46,986	2,009	90,225	-	139,220
INTERCOMPANY RECEIVABLES	38,390	198,654	351,316	(588,360)	-
INVESTMENT IN AFFILIATES	150,090	-	788,555	(937,755)	890
DEFERRED TAX ASSET	5,815	26,286	13,707	(12,776)	33,032
OTHER ASSETS	3,410	10,460	917	-	14,787
TOTAL ASSETS	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 501,215

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,654	$ 100	$ 8	$ -	$ 2,762
Accounts payable	698	7,078	29,684	-	37,460
Other accrued expenses	2,785	18,915	26,998	-	48,698
	6,137	26,093	56,690	-	88,920

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	2	-	300,002
DEFERRED COMPENSATION	5,230	4,920	263	-	10,413
DEFERRED TAX LIABILITY	12,776	-	-	(12,776)	-
INTERCOMPANY PAYABLES	140,376	2,553	445,431	(588,360)	-
OTHER LONG-TERM LIABILITIES	10,528	7,645	10,425	-	28,598

MINORITY INTEREST	-	-	1,446	-	1,446

TOTAL SHAREHOLDERS' EQUITY	71,836	(10,928)	948,683	(937,755)	71,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 501,215

Condensed Consolidating Statements of Operations

(In thousands)	Three Months Ended September 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 34,806	$ 135,259	$ -	$ 170,065
Intercompany revenues	302	4,366	29,884	(34,552)	-
Earnings from consolidated affiliates	35,324	-	73,253	(108,577)	-
Total revenues	35,626	39,172	238,396	(143,129)	170,065

OPERATING EXPENSES
Operating costs	257	20,717	91,573	-	112,547
General and administrative expenses	1,758	5,247	34	-	7,039
Depreciation and amortization	-	1,300	3,735	-	5,035
Other expense (income), net	(950)	2,191	22,223	(23,978)	(514)

Operating income	34,561	9,717	120,831	(119,151)	45,958
Interest expense	5	577	32	-	614

Income before income tax expense	34,556	9,140	120,799	(119,151)	45,344
Income tax expense (benefit)	3,042	3,554	7,234	-	13,830

NET INCOME	$ 31,514	$ 5,586	$ 113,565	$ (119,151)	$ 31,514

Condensed Consolidating Statements of Operations

(In thousands)	Nine Months Ended September 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 99,662	$ 394,519	$ -	$ 494,181
Intercompany revenues	908	13,174	91,455	(105,537)	-
Earnings from consolidated affiliates	94,917	-	150,550	(245,467)	-
Total revenues	95,825	112,836	636,524	(351,004)	494,181

OPERATING EXPENSES
Operating costs	809	59,503	272,833	-	333,145
General and administrative expenses	6,033	18,731	34	-	24,798
Depreciation and amortization	-	3,927	10,583	-	14,510
Other expense (income), net	(2,244)	6,389	64,439	(71,434)	(2,850)

Operating income	91,227	24,286	288,635	(279,570)	124,578
Interest expense	63	1,782	36	-	1,881

Income before income tax expense	91,164	22,504	288,599	(279,570)	122,697
Income tax expense (benefit)	5,585	8,704	22,829	-	37,118

NET INCOME	$ 85,579	$ 13,800	$ 265,770	$ (279,570)	$ 85,579

Condensed Consolidating Statements of Cash Flows

(In thousands)	Nine Months Ended September 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by (used in) operating activities	$ 106,407	$ (16,573)	$ (2,019)	$ -	$ 87,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,685)	(11,600)	-	(15,285)
Patents and other intangibles	-	(57)	(195)	-	(252)
Acquisitions, net of cash acquired	-	(5,012)	-	-	(5,012)
Deposit on sale of asset	-	-	13,475	-	13,475
Proceeds from sale of assets	-	30	458	-	488
Premiums on life insurance	-	(1,199)	-	-	(1,199)
Net cash used in investing activities	-	(9,923)	2,138	-	(7,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,654)	(100)	-	-	(2,754)
Capital lease obligations	-	-	(4)	-	(4)
Stock options exercised	18,184	-	-	-	18,184
Tax benefits from stock-based compensation	20,328	-	-	-	20,328
Debt issuance costs	-	(162)	-	-	(162)
Repurchase of common shares	(127,677)	-	-	-	(127,677)
Net cash used in financing activities	(91,819)	(262)	(4)	-	(92,085)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,588	(26,758)	115	-	(12,055)
CASH AND CASH EQUIVALENTS, beginning of period	1,572	35,385	17,266	-	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 16,160	$ 8,627	$ 17,381	$ -	$ 42,168

Condensed Consolidating Statements of Operations

(In thousands)	Three Months Ended September 30, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 28,301	$ 117,225	$ -	$ 145,526
Intercompany revenues	-	3,985	27,983	(31,968)	-
Earnings from consolidated affiliates	24,266	-	(3)	(24,263)	-
Total revenues	24,266	32,286	145,205	(56,231)	145,526

OPERATING EXPENSES
Operating costs	348	17,561	92,600	(9,987)	100,522
General and administrative expenses	1,042	5,244	11	(47)	6,250
Depreciation and amortization	5	1,346	3,166	-	4,517
Other expense (income), net	(1,158)	1,593	21,650	(21,638)	447

Operating income	24,029	6,542	27,778	(24,559)	33,790
Interest expense	220	1,701	9	-	1,930

Income before income tax expense	23,809	4,841	27,769	(24,559)	31,860
Income tax expense (benefit)	1,425	1,875	6,176	-	9,476
NET INCOME	$ 22,384	$ 2,966	$ 21,593	$ (24,559)	$ 22,384

Condensed Consolidating Statements of Operations

(In thousands)	Nine Months Ended September 30, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 80,932	$ 341,946	$ -	$ 422,878
Intercompany revenues	-	10,506	80,925	(91,431)	-
Earnings from consolidated affiliates	65,845	-	12,849	(78,694)	-
Total revenues	65,845	91,438	435,720	(170,125)	422,878

OPERATING EXPENSES
Operating costs	503	50,816	278,689	(29,143)	300,865
General and administrative expenses	6,145	19,345	15	(47)	25,458
Depreciation and amortization	21	3,979	8,729	-	12,729
Other expense (income), net	(1,342)	3,683	56,635	(61,945)	(2,969)

Operating income	60,518	13,615	91,652	(78,990)	86,795
Interest expense	612	4,145	28	-	4,785

Income before income tax expense	59,906	9,470	91,624	(78,990)	82,010
Income tax expense (benefit)	2,417	(946)	23,050	-	24,521
NET INCOME	$ 57,489	$ 10,416	$ 68,574	$ (78,990)	$ 57,489

Condensed Consolidating Statements of Cash Flows

(In thousands)	Nine Months Ended September 30, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by (used in) operating activities	$ 83,824	$ (14,895)	$ 11,149	$ -	$ 80,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,092)	(13,255)	-	(16,347)
Patents and other intangibles	-	(36)	(67)	-	(103)
Proceeds from sale of assets	-	320	1,902	-	2,222
Premiums on life insurance	-	(753)	-	-	(753)
Net cash used in investing activities	-	(3,561)	(11,420)	-	(14,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(7,339)	(16,100)	-	-	(23,439)
Proceeds from debt borrowings	8,000	34,000	-	-	42,000
Capital lease obligations	-	-	(24)	-	(24)
Stock options exercised	13,859	-	-	-	13,859
Repurchase of common shares	(104,451)	-	-	-	(104,451)
Excess tax benefits from stock-based payments	5,671	-	-	-	5,671
Net cash used in financing activities	(84,260)	17,900	(24)	-	(66,384)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(436)	(556)	(295)	-	(1,287)
CASH AND CASH EQUIVALENTS, beginning of period	1,352	(243)	12,634	-	13,743
CASH AND CASH EQUIVALENTS, end of period	$ 916	$ (799)	$ 12,339	$ -	$ 12,456

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FAS 159"). FAS 159 permits companies to measure eligible financial instruments and certain other items at fair value that are currently not required to be measured at fair value. FAS 159 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted. We are currently evaluating FAS 159 and any potential impact on our financial statements, however we do not expect this pronouncement to have a material impact on our financial position or results of operations or cash flows.

14. SUBSEQUENT EVENTS

On October 2, 2007, we completed the sale of an office building in Moscow for $13.5 million which resulted in a pre-tax gain of approximately $10.2 million that will be included in our fourth quarter results.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2007 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

General

Core Laboratories N.V. is a Netherlands limited liability company. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management products and services to the oil and gas industry. These products and services can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 4,800 people worldwide.

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

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended September 30,				% Change
	2007		2006		2007/2006
REVENUES:
Service	$131,060	77%	$109,950	76%	19%
Product sale	39,005	23%	35,576	24%	10%
Total revenue	170,065	100%	145,526	100%	17%
OPERATING EXPENSES:
Cost of services (1)	84,863	65%	74,240	68%	14%
Cost of sales (1)	27,684	71%	26,282	74%	5%
Total cost of services and sales	112,547	66%	100,523	69%	12%
General and administrative expenses	7,039	4%	6,250	4%	13%
Depreciation and amortization	5,035	3%	4,517	3%	11%
Other (income), net	(514)	-	447	-	(215%)
Operating income	45,958	27%	33,790	23%	36%
Interest expense	614	-	1,930	2%	(68%)
Income before income tax expense	45,344	27%	31,860	22%	42%
Income tax expense	13,830	8%	9,476	7%	46%
NET INCOME	$ 31,514	19%	$ 22,384	15%	41%

(1) Percentage based on applicable revenue rather than total revenue

	Nine Months Ended September 30,				% Change
	2007		2006		2007/2006
REVENUES:	(dollars, in thousands)
Service	$ 374,212	76%	$ 315,423	75%	19%
Product sale	119,969	24%	107,455	25%	12%
Total revenue	494,181	100%	422,878	100%	17%
OPERATING EXPENSES:
Cost of services (1)	249,140	67%	221,768	70%	12%
Cost of sales (1)	84,005	70%	79,097	74%	6%
Total cost of services and sales	333,145	67%	300,865	71%	11%
General and administrative expenses	24,798	5%	25,458	6%	(3%)
Depreciation and amortization	14,510	3%	12,729	3%	14%
Other (income), net	(2,850)	(1%)	(2,969)	(1%)	(4%)
Operating income	124,578	25%	86,795	21%	44%
Interest expense	1,881	-	4,785	1%	(61%)
Income before income tax expense	122,697	25%	82,010	19%	50%
Income tax expense	37,118	8%	24,521	6%	51%
NET INCOME	$ 85,579	17%	$ 57,489	14%	49%

(1) Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006 (unaudited)

Service Revenues

Service revenues increased to $131.1 million for the third quarter of 2007, up 19% when compared to $110.0 million for the third quarter of 2006. For the nine months ended September 30, 2007, service revenues increased 19% to $374.2 million compared to $315.4 million for the respective period in 2006. This increase in revenue was primarily due to the continued strength in the price of oil which is driving increased demand for oilfield activities globally. This increased activity in turn continued to create increased demand for the services we provide such as our patented and proprietary reservoir fluids analysis relating to our pressure, volume, and temperature ("PVT") phase-behavior studies, crude-oil distillations and petroleum product inspection and testing services. In addition, we have experienced an increase in market penetration and market acceptance of recently introduced services. This has benefited our business in the Middle East, especially Qatar and Saudi Arabia, where these services will be used to increase daily natural gas and crude oil production while maximizing the ultimate hydrocarbon recoveries from the Qatari and Saudi Arabian fields.

Product Sale Revenues

Revenues associated with product sales increased to $39.0 million for the third quarter of 2006, up 10% from $35.6 million for the third quarter of 2006. For the nine months ended September 30, 2007, product sale revenues increased 12% to $120.0 million compared to $107.5 million for the same period in 2006. Increased drilling activity on a global basis, but more specifically greater market penetration for our well completion products, contributed to our improved results. During the first quarter we introduced new reservoir optimizing technologies which began to generate additional revenues that have produced higher operating margins which have also increased incremental margins across many regions, including the U.S., Middle East and Asia Pacific.

Cost of Services

Cost of services expressed as a percentage of service revenue was 65% for the quarter ended September 30, 2007, down from 68% for the corresponding quarter in 2006. For the nine-month period ending September 30, 2007, cost of services expressed as a percentage of service revenue was 67% as compared to 70% for the same period for 2006. The decline in the cost of services relative to service revenue was primarily a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 71% for the quarter ended September 30, 2007, which was an improvement from the 74% for the same period in 2006. For the nine month period ended September 30, 2007, cost of product sales expressed as a percentage of sales revenue was 70% which was an improvement from the 74% for the same period in 2006. The decrease in cost of sales as a percentage of product sale revenues for 2007 was primarily due to growing demand for new higher margin products and continuing efforts to improve our manufacturing efficiencies.

General and Administrative Expenses

General and administrative expenses were $7.0 million for the third quarter of 2007 compared to $6.3 million for the third quarter of 2006. This increase was primarily due to an increase in salaries and related incentives tied to our improved performance. For the nine-month periods ended September 30, 2007 and 2006, general and administrative expenses decreased to $24.8 million from $25.5 million, primarily due to lower compensation expense recorded for certain members of management in 2007 compared to 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense of $5.0 million for the third quarter of 2007 increased $0.5 million, from $4.5 million for the third quarter of 2006. For the nine-month period ended September 30, 2007, depreciation and amortization expense was $14.5 million, an increase of $1.8 million from the corresponding period ended September 30, 2006 due to an increase in capital expenditures year-to-date in 2007 compared to 2006.

Other Expense (Income), Net

Other expense (income), net consisted of the following at September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Minority interest	$ 122	$ 77	$ 153	$ 151
Gain on sale of assets	(30)	(76)	(249)	(782)
Foreign exchange loss (gain)	(352)	430	(827)	(1,032)
Interest income	(136)	(54)	(1,047)	(161)
Gain on insurance recovery	-	-	-	(492)
Other	(118)	70	(880)	(653)
Total other expense (income), net	$ (514)	$ 447	$(2,850)	$(2,969)

In 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. We filed a claim for business interruption costs and the final settlement was reached in the first quarter of 2006, which resulted in a gain of $0.5 million.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Canadian Dollar	$ (199)	$ 44	$ (443)	$ (336)
Euro	(198)	(16)	(282)	(270)
Russian Ruble	(152)	172	(223)	(290)
Other currencies	197	230	121	(136)
Total loss (gain)	$ (352)	$ 430	$ (827)	$ (1,032)

Income Tax Expense

The effective tax rate for the third quarter of 2007 and 2006 was 30.5% and 29.7%, respectively.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the three and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 97,476	$ 81,090	$ 274,437	$ 232,436
Production Enhancement	61,998	55,113	181,566	162,826
Reservoir Management	10,591	9,323	38,178	27,616
Consolidated	$ 170,065	$ 145,526	$ 494,181	$ 422,878

Operating income:
Reservoir Description	$ 26,108	$ 17,646	$ 64,307	$ 41,098
Production Enhancement	17,426	13,841	49,678	39,434
Reservoir Management	2,357	2,086	10,171	6,658
Corporate and Other (1)	67	217	422	(395)
Consolidated	$ 45,958	$ 33,790	$ 124,578	$ 86,795

(1) "Corporate and Other" represents those items that are not directly related to a particular segment

Reservoir Description

Revenues from the Reservoir Description segment increased $16.4 million, to $97.5 million in the third quarter of 2007, compared to $81.1 million in the third quarter of 2006, as a result of continued expansion of oilfield activities world-wide and North American projects related to gas-shale and Canadian oil-sands reservoirs. For the nine months ended September 30, 2007 revenues increased $42.0 million, to $274.4 million from $232.4 million for the nine months ended September 30, 2006. The revenue growth was driven, in part, by the high demand for our proprietary and patented reservoir optimization technologies and related services. These include our pressure, volume, and temperature (PVT) phase behavior studies, crude-oil distillations and petroleum product inspection and testing services. We are expanding our services, especially in the Middle East, which will be used to increase daily natural gas and crude oil production while maximizing the ultimate hydrocarbon recoveries.

Operating income in the third quarter of 2007 increased by 48% or $8.5 million to $26.1 million compared to $17.6 million for the third quarter of 2006. Operating income for the nine month period ended September 30, 2007 increased by 56% or $23.2 million to $64.3 million. Increases in operating income were primarily due to incremental margins earned from higher sales over our relatively fixed cost structure and the introduction and acceptance of recently introduced reservoir optimization services. Operating margins for the quarter and nine months ended September 30, 2007 were 27% and 23%, respectively compared to 22% and 18% for the same periods in 2006, respectively. Our customers continue to shift from lower margin projects to those projects having a higher content of Core's newer services and technologies, which produced incremental margins of 55% for the nine month period ended September 30, 2007, on higher revenues during the period. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Production Enhancement

Revenues from the Production Enhancement segment increased $6.9 million to $62.0 million in the third quarter of 2007 as compared to $55.1 million in the third quarter in 2006, and revenues increased $18.7 million to $181.6 million for the nine months ended September 30, 2007 as compared to $162.8 million for the same period in 2006. This increase was primarily the result of continued improvement in market penetration of our well perforating and completion products and stimulation diagnostic services, overall expansion in global drilling activities, and continued improvements in the international expansion of our technologies.

Operating income in the third quarter of 2007 increased by 26% or $3.6 million to $17.4 million from $13.8 million for the third quarter of 2006. Operating margins increased to 28% in the third quarter of 2007 compared to 25% for the same period in 2006. For the nine months ended September 30, 2007, operating income increased to $49.7 million, an increase of 26% over the same period in 2006. These margin improvements were primarily due to increased sales of higher-margin services and products including our SpectraChem™ tracer service and our SuperHERO™ perforating charges and gun systems, as well as improved manufacturing efficiencies.

Reservoir Management

Revenues from the Reservoir Management segment increased $1.3 million, or 14%, in the third quarter of 2007 as compared to the third quarter of 2006. Revenues for the nine month period ended September 30, 2007 were $38.2 million, an increase of 38% from $27.6 million from the same period in 2006. The improvement was driven by our multi-client regional reservoir optimization projects for both North America and international studies, especially studies pertaining to unconventional gas reservoirs and sales of our proprietary reservoir monitoring products for oil-sands in Canada.

Operating income in the third quarter of 2007 increased 13% to $2.4 million from $2.1 million for the third quarter of 2006. For the nine month period ended September 30, 2007, operating income was $10.2 million with operating margins of 27%, as compared to operating income of $6.7 million and operating margins of 24% from the same period in 2006. The increase was primarily due to the continued expansion of the multi-client regional reservoir study sales in the U.S. and expansion of studies being performed in Libya, along with product sales to the oil-sands projects in Canada.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the nine month period ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006
Free cash flow calculation:	(unaudited)
Net cash provided by operating activities	$ 87,815	$ 80,078
Less: capital expenditures	15,285	16,347
Free cash flow	$ 72,530	$ 63,731

The increase in free cash flow in 2007 compared to 2006 was due to higher net income and a decrease in capital expenditures offset by a net increase in working capital, excluding cash. At September 30, 2007 and December 31, 2006, we had working capital of $130.6 million and $136.6 million, respectively.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2007 and 2006 (in thousands):

	Nine Months Ended September 30,
	2007	2006
Cash provided by/(used in):	(unaudited)
Operating activities	$ 87,815	$ 80,078
Investing activities	(7,785)	(14,981)
Financing activities	(92,085)	(66,384)
Net change in cash and cash equivalents	$ (12,055)	$ (1,287)

The increase in cash flows provided by operating activities was attributable to an increase in net income offset by an increase in working capital due to timing of payments. The decrease in cash used in investing activities is due to a deposit received on the sale of an asset offset by the acquisition of Temco, Inc. a Tulsa-based core analysis and reservoir fluids instrument manufacturer. The increase in cash flows used in financing activities was due to lower borrowings and an increase in shares repurchased under our common share repurchase program. In the first nine months of 2007, we repurchased approximately 1.4 million shares for an aggregate price of $127.7 million compared to approximately 1.9 million shares for an aggregate price of $104.5 million during the nine months ended September 2006. The increase in cash flows used in financing activities was offset by an increase in stock options exercised and the recognition of tax deductions relating to stock-based compensation.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures and only requires bi-annual interest payments until maturity. Interest payment dates are based on the interest period selected. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $8.7 million at September 30, 2007 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at September 30, 2007 was $91.3 million.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at September 30, 2007. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
July 1-31, 2007	325,873	$103.82	325,873	1,894,013
August 1-31, 2007	79,900	$103.90	79,900	1,814,113
September 1-30, 2007 (1)	79,798	$127.12	79,798	1,734,315
Total	485,571	$107.65	485,571

(1) Contains 98 shares valued at $10,200, or $103.63 per share, acquired pursuant to the terms of a compensation plan, in settlement by the participants of personal tax burdens that may result from the issuance of common shares under this plan.

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

Return to Index

Item 5. Other Information

On August 15, 2007, we issued 2,000 restricted performance shares ("Director Tranche 2") to each of our non-employee Supervisory Directors for which the performance period began on August 15, 2007 and ends on August 15, 2010. The Director Tranche 2 shares were granted pursuant to a Performance Share Award Restricted Share Agreement (ROE Based), dated August 15, 2007, between the Company and each of the non-employee directors. Pursuant to this agreement, we will award performance restricted shares if certain targets are obtained. These performance restricted share awards represent the right to receive our common shares in the future. The performance target for Director Tranche 2 is based on a calculated ROE, as defined in the Director Tranche 2 agreement, that equals or exceeds the pre-determined target ROE of 50%. Unless there is a change in control, none of these Director Tranche 2 shares will be issued if our ROE is less than 40% for the three-year performance period. If our ROE for the performance period equals 40%, then 20% of the Director Tranche 2 shares will be issued, and if our ROE for the performance period equals or exceeds 50%, then 100% of the Director Tranche 2 shares will be issued. If our ROE for the performance period is greater than 40% but less than 50%, then the number of Director Tranche 2 shares to be issued would be interpolated based on the terms of the agreement. If a change in control of the Company occurs prior to the last day of the three-year performance period, then all of the Director Tranche 2 shares will vest as of the date of the change in control.

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)
3.2	-	Amendments to the Articles of Association of Core Laboratories N.V.	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders
10.1*	-	Form of Director Performance Share Award Restricted Share Agreement (ROE Based)	Filed herewith
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

	*	Management contract or compensatory plan or arrangement

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	October 26, 2007	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
Duly Authorized Officer and
Principal Financial Officer

Return to Index