Form 10-K
period 2007-12-31
CORE LABORATORIES N V
filed 2008-02-22
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer _X_                   Accelerated filer ___                   Non-accelerated filer ___                   Smaller reporting company ___

                                                                                                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No _X_

As of June 29, 2007, the number of common shares outstanding was 23,861,629. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $2,243,645,450.

As of February 20, 2008, the number of common shares outstanding was 22,962,130.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2008, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

This document (excluding exhibits) contains 65 pages.

The table of contents is set forth on page 2. The exhibit index begins on page 26.

CORE LABORATORIES N.V.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

PART I

ITEM 1. BUSINESS

General

Core Laboratories N.V. is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These products and services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,900 employees.

References to "Core Lab", the "Company", "we", "our", and similar phrases are used throughout this Annual Report on Form 10-K (this "Form 10-K") and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

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

More information relating to our acquisitions during 2007 is included in Note 3 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K ("Notes to Consolidated Financial Statements").

Operations

We derive our revenues from services and product sales to clients primarily in the oil and gas industry.

Our reservoir optimization services and technologies are interrelated and are organized into three complementary segments. Disclosure relating to the operations and financial information of these business segments is included in Note 15 of the Notes to Consolidated Financial Statements.

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 76%, 75% and 76% of our revenues from operations for the years ended December 31, 2007, 2006 and 2005, respectively.

We manufacture products primarily in five facilities for distribution on a global basis. Product sales, generated principally in our Production Enhancement segment, accounted for approximately 24%, 25% and 24% of our revenues from operations for the years ended December 31, 2007, 2006 and 2005, respectively.

Our product sales backlog at December 31, 2007 was approximately $15.3 million compared to $23.6 million at December 31, 2006. Sources of raw materials for our products are readily available and we expect that our sales backlog will be completed in 2008.

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

We conduct dynamic flow tests of the reservoir fluids through the reservoir rock, at actual reservoir pressure and temperature, to realistically simulate the actual flooding of a producing zone. We use patented technologies, such as our Saturation Monitoring by the Attenuation of X-rays (SMAX™), to help design the enhanced recovery project. After a field flood is initiated, we are often involved in monitoring the progress of the flood to ensure the maximum amount of incremental production is being achieved through the use of our SpectraFloodTM technology, which we developed to optimize sweep efficiency during field floods.

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

In addition to our many patented reservoir analysis technologies, we have established ourselves as a global leader in the manufacture and distribution of high-performance perforating products. Our unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the completion of oil and gas wells. Our "systems" approach to the perforating of an oil or gas well has resulted in numerous patented products. Our HERO™ and recently introduced SuperHERO™ perforating system has quickly become an industry leader in enhancing reservoir performance. The SuperHERO™ perforating system is expected to run in parallel with our successful HERO™ line and is designed to optimize wellbore completions and stimulation programs in gas-shale reservoirs. Evolved from our HERO™ charges, SuperHERO™ charges use a proprietary and patented design of powdered metal liners and explosives technology that results in a deeper and cleaner perforating tunnel into the gas-shale reservoir. This allows greater flow of hydrocarbons to the wellbore and helps to maximize hydrocarbon recovery from the reservoir. Moreover, the deeper, near debris-free perforations enable lower fracture initiation pressures, reducing the amount of pressure-pumping horsepower required and its associated cost. SuperHERO™ charges can eliminate the ineffective perforations that would otherwise limit daily natural gas production and hinder the optimal fracture stimulation programs needed for prolific production from the Barnett, Fayetteville, and similar gas-shale formations. Our manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

We have experienced technical services personnel to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site service in the completion of oil and gas wells. Our patented X-SPAN™ and GTX-SPAN™ casing patches are supported by our technical services personnel. These systems are capable of performing in high pressure gas environments and are used to seal non-productive reservoir zones from the producing wellbore.

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

These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us. We also develop and provide industry consortium studies to provide critical reservoir information to a broad spectrum of clients in a cost effective manner such as our multi-client regional reservoir optimization projects for both North America and international studies, especially studies pertaining to unconventional natural gas reservoirs such as our ongoing gas-shale study entitled Reservoir Characterization and Production Properties of Gas Shales and our long running deep water Gulf of Mexico studies.

Marketing and Sales

We market and sell our services and products through a combination of print advertising, technical seminars, trade shows and sales representatives. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices.

Research and Development

The market for our products and services is characterized by changing technology and frequent product introduction. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. Many of our acquisitions have allowed us to obtain the benefits of the acquired company's research and development projects without the significant costs that would have been incurred if we had attempted to develop the products and services ourselves. We incur costs as part of internal research and development and these costs are charged to expense as incurred. We intend to continue committing substantial financial resources and effort to the development and acquisition of new products and services. Over the years, we have made a number of technological advances, including the development of key technologies utilized in our operations. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 51%, 53% and 56% of our revenues from operations during the years ended December 31, 2007, 2006 and 2005, respectively. Not included in the foregoing percentages are significant levels of our U.S. reported revenues that are generated by projects on oilfields which are located outside the U.S.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not able to always eliminate our foreign currency exposure. We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our reported revenues by geographic region (in contrast to the location of the reservoirs) for the years ended December 31, 2007, 2006 and 2005:

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

Our analytical and manufacturing processes involve the handling and use of numerous chemicals and gases as well as the generation of wastes. Spills or releases of these chemicals, gases, and wastes at our facilities or at offsite locations where they are transported for disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that this trend will continue in the future.

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

Employees

As of December 31, 2007, we had approximately 4,900 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Web Site Access to Our Periodic SEC Reports

Our primary internet address is http://www.corelab.com. We file or furnish Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, as Current Reports on Form 8-K, and any amendments to those reports with the U.S. Securities and Exchange Commission ("SEC"). These reports are available free of charge through our web site as soon as reasonably practicable after they are filed or furnished electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules.

Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding our company that we file electronically with the SEC.

NYSE Corporate Governance Matters

As a listed company with the New York Stock Exchange, our Chief Executive Officer, as required under Section 303A.12(a) of the NYSE Listed Company Manual, must certify to the NYSE each year whether or not he is aware of any violation by the company of NYSE Corporate Governance listing standards as of the date of the certification. On August 23, 2007, our Chief Executive Officer submitted such a certification to the NYSE which stated that he was not aware of any violation by Core Lab of the NYSE Corporate Governance listing standards. We will timely provide the annual certification of our Chief Executive Officer this year. Included as Exhibits 31.1 and 31.2 to this Form 10-K are the Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield products and services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our products and services, which include, but are not limited to:

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

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 51%, 53% and 56% of our revenues during the years ended December 31, 2007, 2006 and 2005, respectively. Our operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

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

Our success depends in part on our ability to obtain patents, licenses and other intellectual property rights covering our products and services. To that end, we have obtained certain patents and intend to continue to seek patents on some of our inventions and services. While we have patented some of our key technologies, we do not patent all of our proprietary technology, even when regarded as patentable. The process of seeking patent protection can be long and expensive. There can be no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries. Litigation, which could demand significant financial and management resources, may be necessary to enforce our patents or other intellectual property rights. Also, there can be no assurance that we can obtain licenses or other rights to necessary intellectual property on acceptable terms.

There are risks relating to our acquisition strategy. If we are unable to successfully integrate and manage businesses that we have acquired and any businesses acquired in the future, our results of operations and financial condition could be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 1.8 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.4 million square feet of space and own approximately 0.4 million square feet of space. We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Houston, Texas; Calgary, Canada; Kuala Lumpur, Malaysia; Rotterdam, The Netherlands; Abu Dhabi, UAE; and Aberdeen, Scotland. The ATCs provide support for our 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have significant manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment. Our facilities are adequately utilized for current operations. However, expansion into new facilities may be required to accommodate future growth.

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

	High	Low
2007
First Quarter	$ 85.29	$ 73.47
Second Quarter	101.69	83.98
Third Quarter	127.39	100.96
Fourth Quarter	150.53	116.26
2006
First Quarter	$ 48.31	$ 38.60
Second Quarter	68.05	48.14
Third Quarter	79.97	55.25
Fourth Quarter	91.92	58.36

On February 20, 2008, the closing price, as quoted by the NYSE, was $124.91 per share and there were 22,962,130 common shares issued and outstanding held by approximately 710 record holders and approximately 12,700 beneficial holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Standard & Poor's Oil & Gas Equipment and Services Index (which has been selected as our peer group) for the period beginning December 31, 2002 and ending December 31, 2007. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2002 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2007

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2007:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program
October 1-31, 2007	132,373	$128.93	132,373	1,601,957
November 1-30, 2007	221,600	$133.83	221,600	1,380,357
December 1-31, 2007 (1)	60,978	$121.57	58,700	1,319,379
Total	414,951	$130.46

  2,278 shares valued at $0.3 million, or $117.25 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

On October 10, 2002, we began to repurchase our shares under a share repurchase program approved by shareholders in connection with our initial public offering in September 1995. The program has continued to be extended for a period of 18 months at each of our annual shareholder meetings authorizing the purchase of up to 10% of our issued shares. We currently have authority to repurchase our shares through October 2, 2008. The cancellation of shares has also been approved by shareholders at prior shareholder meetings. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. From the activation of the share repurchase program through December 31, 2007, we have repurchased 15,046,794 shares for an aggregate purchase price of approximately $592.6 million, or an average price of $39.39 per share and have cancelled 15,031,794 shares at a cost of $590.8 million. We are incorporated in The Netherlands and under the Dutch Commercial Code, a corporation can hold a maximum of 10% of their issued shares in treasury. At December 31, 2007, we held 15,000 shares in treasury and the authority to repurchase 1,319,379 additional shares under our stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share and other data)

Financial Statement Data:[1]
Revenues	$ 670,540	$ 575,689	$ 483,467	$ 427,427	$ 373,167
Income from continuing operations	121,105	82,662	31,717	28,022	20,792
Net income	121,105	82,662	31,211	12,290	18,700
Working capital	122,659	136,632	83,689	84,233	105,079
Total assets	504,790	501,215	394,601	388,797	426,731
Long-term debt and capital lease obligations,
including current maturities	303,027	302,764	88,648	113,200	128,101
Shareholders' equity	62,143	71,836	214,257	190,296	220,412
Earnings Per Share Information:
Income from continuing operations:
Basic	$ 5.15	$ 3.29	$ 1.22	$ 1.04	$ 0.69
Diluted	$ 4.96	$ 3.07	$ 1.13	$ 0.97	$ 0.67
Net income:
Basic	$ 5.15	$ 3.29	$ 1.20	$ 0.46	$ 0.62
Diluted	$ 4.96	$ 3.07	$ 1.11	$ 0.43	$ 0.60
Weighted average common shares outstanding:
Basic	23,537	25,157	26,038	26,896	30,209
Diluted	24,408	26,888	28,008	28,761	31,179
Other Data:
Current Ratio[2]	2.3:1	2.5:1	2.2:1	2.3:1	2.7:1
Debt to Capitalization Ratio[3]	78%	71%	28%	35%	35%

             ________________

1) All periods have been restated to reflect discontinued operations sold in 2004. See Note 2 of the Notes to the Consolidated Financial Statements.

2) Current ratio is calculated as follows: current assets divided by current liabilities.

3) Debt to capitalization ratio is calculated as follows: debt divided by the sum of cash, debt and shareholders' equity.

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

Commodity prices for crude oil fluctuated throughout 2006 ending the year down from levels attained earlier in the year. However, activity levels in the oilfield service sector increased during the year. In 2007, prices for crude oil climbed throughout the year reaching record highs which continued to drive the increase in the oilfield service sector activity levels. The following table summarizes the average worldwide and U.S. rig counts for the years ended December 31, 2007, 2006 and 2005, as well as the spot price of a barrel of West Texas Intermediate crude and an mcf of natural gas at the dates then ended:

	As of December 31,
	2007	2006	2005

Worldwide Rig Count[1]	3,207	3,125	2,993
U.S. Rig Count[1]	1,811	1,718	1,470
Crude Oil Price per Barrel (WTI Spot)	$ 95.95	$ 60.85	$ 59.82
Natural Gas Price Spot Average per MCF[2]	$ 7.11	$ 5.51	$ 9.52

1) Baker Hughes Incorporated - World-wide Rig Count
2) Obtained from Lehman Brothers - U.S. Department of Energy Henry Hub spot price at 12/28/07, 12/29/06 & 12/30/05 per the New York Mercantile Exchange

The price of natural gas in 2007 increased throughout the year when compared with the price in 2006 but did not reach the price levels of 2005. The increase in price was attributable to various market factors including a general increase in natural gas consumption. General oil market conditions in the United States improved along with an increase in global demand which contributed to increasing the price for the commodity as well as its derivative crude-oil products and petrochemical products in 2007.

Industry wide, oilfield activity in North America began to soften during the year as oil companies reduced their rate of increase in spending levels. Industry activity levels outside of North America did not experience the same reduction in spending levels. Our activity levels continue to increase as oilfield activities by our customers increase. These higher activity levels resulted in increased revenues for us in 2007 across all of our business segments.

Given these higher revenues, in conjunction with efforts to contain our cost structure, we were able to generate operating income that was 49% greater than the prior year. Our Reservoir Description segment showed improvement in almost all operations, primarily as a result of the spending levels of our clients aimed at characterizing and analyzing reservoirs, crude oil and derivative products. Operating income from our Production Enhancement segment was up over the prior year due to the acceptance of recently introduced improvements to our technologies. The results for our Reservoir Management group have continued to grow over prior years due primarily to the success of our multi-client reservoir studies.

Outlook

We continue our efforts to expand our market presence by opening facilities in strategic areas and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on current market conditions. Based on discussions with our clients and our view of the industry, we anticipate that in 2008 spending by our international clients will increase approximately 20% while we expect North American spending to be relatively flat. Attaining our internal targets is dependent on oilfield activity sustained at current levels.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our share repurchase program from a combination of cash on hand, cash flow from operating activities and available borrowings under our revolving credit facility.

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP") and require us to make estimates and assumptions during their preparation which requires judgment. Our accounting policies and procedures are explained in Note 2 to the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2007:

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific customers and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2007 was $4.2 million compared to $4.3 million at December 31, 2006.

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

Provisions for asset impairment are charged to income when the net book value of the assets, or carrying value, is determined to be unrecoverable and the carrying value exceeds the fair value of the assets, calculated as the present value of estimated future cash flows. The calculation of fair value requires estimates of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. We did not record impairment charges relating to our long-lived assets held for use during the years ended December 31, 2007, 2006 or 2005.

We review our goodwill, the excess of the purchase price over the fair value of net assets acquired in business combinations, at least annually for impairment or more frequently if an event occurs which may indicate impairment during the year. We evaluated assets with indefinite lives, including goodwill and certain intangible assets, for impairment comparing the fair value of our reportable segments to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. Fair value is determined by projecting future cash flows on a discounted basis. If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated. If impairment is indicated, the fair value of the reportable segment would be determined. Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill during the years ended December 31, 2007, 2006 or 2005.

Inventory Valuation Allowances

Our valuation reserve for inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Should these assumptions and judgments not occur, our valuation allowance would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2007 was $1.9 million compared to $2.5 million at December 31, 2006. If we overestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48") which was issued to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. Accordingly, we record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. Upon initial adoption, we recorded a charge to our Shareholders' Equity of $3.3 million.

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated $8.0 million and $7.7 million at December 31, 2007 and 2006, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows.

Stock Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") SFAS 123R using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the years ended December 31, 2007 and 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation", and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results from prior periods have not been restated. This statement requires compensation costs relating to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. We previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25"). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under our employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options are disclosed in Note 2 to the Notes to the Consolidated Financial Statements per SFAS Statement No. 123, "Accounting for Stock-Based Compensation."

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following table summarizes key estimates and assumptions used to prepare our Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005.

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
Stock-based compensation

We evaluate the probability that certain of our stock-based plans will meet targets established within the respective agreements and result in the vesting of such awards. In addition, we derive an estimated forfeiture rate that is used in calculating the expense for these awards.

See "Stock-Based Compensation." Comparisons to our stock price, a return on our stock price compared to certain stock indices or a return on equity calculation.
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

Results of Operations

Results of operations as a percentage of applicable revenues are as follows (dollars in thousands):

	Year Ended						% Change
REVENUES:	2007		2006		2005		2007/2006	2006/2005
Services	$ 508,046	75.8%	$ 430,118	74.7%	$ 367,401	76.0%	18.1%	17.1%
Product Sales	162,494	24.2%	145,571	25.3%	116,066	24.0%	11.6%	25.4%
	670,540	100.0%	575,689	100.0%	483,467	100.0%	16.5%	19.1%
OPERATING EXPENSES:
Cost of services*	336,155	66.2%	300,663	69.9%	277,423	75.5%	11.8%	8.4%
Cost of sales*	113,036	69.6%	106,436	73.1%	90,700	78.1%	6.2%	17.3%
Total cost of services and sales	449,191	67.0%	407,099	70.7%	368,123	76.1%	10.3%	10.6%
General and administrative expenses	33,837	5.0%	33,082	5.7%	37,846	7.8%	2.3%	(12.6)%
Depreciation and amortization	19,476	2.9%	17,275	3.0%	16,376	3.4%	12.7%	5.5%
Other expense (income), net	(15,812)	(2.3)%	(5,324)	(0.9)%	191	-%	NM	NM
OPERATING INCOME	183,848	27.4%	123,557	21.5%	60,931	12.6%	48.8%	102.8%
Debt prepayment charge	-	-%	-	-%	6,012	1.2%	-%	(100.0)%
Interest expense	2,551	0.4%	5,805	1.0%	8,277	1.7%	(56.1)%	(29.9)%
Income before income tax expense	181,297	27.1%	117,752	20.5%	46,642	9.6%	54.0%	152.5%
Income tax expense	60,192	8.9%	35,090	6.1%	14,925	3.1%	71.5%	135.1%
Income from continuing operations	121,105	18.1%	82,662	14.4%	31,717	6.6%	46.5%	160.6%
Discontinued operations	-	-%	-	-%	(506)	(0.1)%	-%	(100.0)%
NET INCOME	$ 121,105	18.1%	$ 82,662	14.4%	$ 31,211	6.5%	46.5%	164.8%

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.

Operating Results for the Year Ended December 31, 2007 Compared to the Years Ended December 31, 2006 and 2005

We evaluate our operating results by analyzing revenues, operating income margin (defined as operating income divided by total revenue) and income margin (defined as income from continuing operations divided by total revenue). Since we have a relatively fixed cost structure, increases in revenues generally translate into higher operating income margin and income margin percentages. Results for the years ended December 31, 2007, 2006 and 2005 are summarized in the following chart:

Service Revenues

Service revenues increased to $508.0 million for 2007 from $430.1 million for 2006 and $367.4 million for 2005. These year-over-year increases in service revenues were largely attributable to an increase in worldwide oilfield activities and acceptance of recently introduced services by our customers. The worldwide operating rig count increased to 3,207 at December 31, 2007 from 3,125 and 2,993 at December 31, 2006 and 2005, respectively, as derived from published reports from Baker Hughes Incorporated. This overall increase in drilling-related activity created greater demand for our reservoir rock and fluid characterization services. Our revenues increased in 2006 primarily as a result of greater demand across all three business segments from increased oilfield activities in North America, Europe, West Africa and the Far East.

Product Sale Revenues

Product sale revenues increased to $162.5 million for 2007, from $145.6 million for 2006 and $116.1 million for 2005. These incremental improvements in revenue were consistent with the higher revenues we experienced for our services, a 12% year-over-year increase for the period ended December 31, 2007. The continuing increases we have realized were primarily the result of increased acceptance of new well completion products and technologies we have recently introduced to the market and the continued levels of drilling activity on a global basis.

Cost of Services

Cost of services increased to $336.2 million for 2007 from $300.7 million for 2006 and $277.4 million for 2005. When 2007 is compared to 2006 as a percentage of service revenue, cost of services decreased from 69.9% to 66.2%. The decline in the cost of services relative to service revenue was primarily a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues. For 2006 compared to 2005, as a percentage of service revenue, cost of services decreased by five percentage points. This decrease was primarily a result of incremental margins earned on higher revenues over our relatively fixed cost structure.

Cost of Sales

Cost of sales increased to $113.0 million for 2007 from $106.4 million for 2006 and $90.7 million for 2005. As a percentage of product sale revenues, cost of sales decreased to 69.6% for 2007 compared to 73.1% for 2006 and 78.1% for 2005. The improvement in margin for 2007 compared to 2006 and 2005 was largely attributable to the growing demand for our new technologies which are our higher margin products, from an overall increase in sales, continued efforts to enhance our manufacturing efficiencies, price increases and improved inventory management.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operating subsidiaries. We held our general and administrative expenses relatively flat in 2007 compared to 2006. The $4.8 million decrease in general and administrative expenses in 2006 compared to 2005 was due primarily to an additional charge relating to our stock-based compensation plans in 2005.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.2 million in 2007 compared to 2006. Depreciation and amortization expense increased $0.9 million in 2006 compared to 2005. This increase in depreciation and amortization expense was primarily due to an increase in capital expenditures as we continue to grow the company.

Other Expense (Income), Net

The components of other expense (income), net, were as follows (in thousands):

	Year Ended
	2007	2006	2005

Minority interest	$ 103	$ 120	$ (57)
Gain on sale of assets	(10,354)	(755)	(293)
Equity in loss (income) of affiliates	656	123	(36)
Foreign exchange (gain) loss	(1,413)	(1,443)	1,619
Interest income	(1,282)	(457)	(402)
Gain on involuntary sale of asset	-	(375)	(875)
Gain on insurance recovery	-	(492)	(334)
Other	(3,522)	(2,045)	569
Total other expense (income), net	$ (15,812)	$ (5,324)	$ 191

On October 2, 2007, we moved our administrative and operational offices to a building better suited for our current operating activities in Russia and sold our building in Moscow for approximately $13.1 million which resulted in a gain of $10.2 million.

In 2003, the British government notified us that it would exercise its right of eminent domain thereby acquiring the property of one of our operating facilities. Prior to December 31, 2003, we received an initial payment from the British government for $0.6 million as compensation for this property. In 2005, we negotiated and received an additional settlement which resulted in a $0.9 million gain. In the fourth quarter of 2006, we received a final settlement which resulted in a $0.4 million gain in excess of the gain recorded in 2005.

During 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. We filed claims with our insurance carrier for reimbursement of these costs resulting in a net gain of $0.3 million. In addition, we filed a claim for business interruption costs and the final settlement was reached in 2006, which resulted in a gain of $0.5 million in excess of the gain recorded in 2005.

Debt Prepayment Charge

In 2005, we repaid our Senior Notes prior to their maturity date. In connection with the early prepayment, we incurred a prepayment penalty of $6.0 million. See "Credit Facilities and Available Future Liquidity".

Interest Expense

Interest expense decreased $3.3 million in 2007 compared to 2006, due to the refinancing of our debt positions in the fourth quarter of 2006 in which we issued senior exchangeable debt securities at fixed 0.25%. The proceeds from the senior exchangeable debt securities were used to pay off our variable rate credit facility at which time bore an average interest rate of 6.00% for the period outstanding in 2006. Interest expense decreased $2.5 million in 2006 compared to 2005, due to the refinancing of our debt positions over the past year in which we utilized our revolving credit facility to extinguish our senior notes which bore an average interest rate of 8.16% at the end of 2005.

Income Tax Expense

Income tax expense increased $25.1 million in 2007 compared to 2006 due to an increase in earnings of $63.5 million and an increased tax rate. Income tax expense increased $20.2 million in 2006 compared to 2005. This change was due to an increase in income before income taxes of $71.1 million off-set by a decrease in the effective tax rate for the year. The effective tax rate was 33.2% for 2007, 29.8% for 2006 and 32.0 % for 2005. The increase in the tax rate for 2007 was due to additional accrual for an ongoing tax uncertainty in one of our taxing jurisdictions. In 2006, we released approximately $6.1 million of the valuation allowance due to an increase in tax profits which was primarily offset by an increase in our provision for tax controversies in various jurisdictions.

Discontinued Operations

As a result of the sale of our seismic business in April 2004, we recorded a loss for discontinued operations totaling $15.7 million, net of tax. This loss included charges relating to the impairment of goodwill, certain intangible assets and other long-lived assets and a charge to the provision for doubtful accounts, as well as other working capital adjustments. In 2005, we finalized the terms under the contract for sale of the business through a negotiated payment of $0.5 million, net of taxes.

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.

Segment Revenues

	For the Years Ended December 31,
(dollars in thousands)	2007	% Change	2006	% Change	2005

Reservoir Description	$ 374,455	18.8%	$ 315,068	12.1%	$ 280,979
Production Enhancement	244,830	9.8%	223,056	26.8%	175,894
Reservoir Management	51,255	36.4%	37,565	41.3%	26,594
Total Revenues	$ 670,540	16.5%	$ 575,689	19.1%	$ 483,467

Segment Operating Income

	For the Years Ended December 31,
(dollars in thousands)	2007	% Change	2006	% Change	2005

Reservoir Description[3]	$ 99,864	72.0%	$ 58,049	55.5%	$ 37,341
Production Enhancement	68,900	19.8%	57,494	89.0%	30,413
Reservoir Management	14,650	74.8%	8,381	107.7%	4,035
Corporate and other[1]	434	NM2	(367)	NM2	(10,858)
Operating Income	$ 183,848	48.8%	$ 123,557	102.8%	$ 60,931

1. "Corporate and other" represents those items that are not directly relating to a particular segment. 2. "NM" means not meaningful 3. 2007 results include a $10.2 million gain from sale of an asset.

Segment Operating Income Margins1

	For the Years Ended December 31,
	2007	2006	2005
	Margin	Margin	Margin
Reservoir Description	26.7%	18.4%	13.3%
Production Enhancement	28.1%	25.8%	17.3%
Reservoir Management	28.6%	22.3%	15.2%
Total Company	27.4%	21.5%	12.6%

1. Calculated by dividing "Operating Income" by "Revenue".

Reservoir Description

Revenues for our Reservoir Description segment increased by 18.8% in 2007 compared to 2006, and grew 12.1% in 2006 compared to 2005. These revenue increases resulted from unprecedented demand for our reservoir rock and especially for our reservoir fluids characterization services that include the analyses of crude oils, natural gases, reservoir formation waters, and petroleum products. As in 2005, revenues for 2006 were also positively impacted by increased demand for our fluid characterization services in Europe and the U.S.

Operating income and operating income margin for the Reservoir Description segment increased due to continued growth of higher value-added and consequently higher margin products which resulted in increases in margins throughout the majority of the regions.

Production Enhancement

Revenues for our Production Enhancement business segment grew 9.8% in 2007 compared to 2006, primarily due to the increased acceptance of patented products and services, but was offset slightly by the softer business climate in North America. Revenues for our Production Enhancement business segment grew 26.8% in 2006 compared to 2005, primarily due to the acceptance of recently introduced products and services coupled with a continued expansion in global drilling activities in 2006. With the increase in drilling activities, demand for our well perforating and completion products and diagnostic services has also increased, facilitated by the continued improvements in our technologies such as the SpectraChem™ and SuperHERO™.

Operating income for this segment increased to $68.9 million in 2007 from $57.5 million in 2006, an increase of 19.8%. Operating income increased 89.0% to $57.5 million in 2006, up from $30.4 million in 2005. These continued improvements were due primarily to increased sales of higher-margin services and products including new enhanced recovery technology, such as SpectraScan™ and SpectraChem™. Also, higher-margin GTX-SPAN™ casing patches and SuperHERO™ perforating charges and gun systems increased with global demand, while improvements in manufacturing efficiencies resulted in higher productivity per employee and lower overall costs per unit. Additionally, the demand for our technology in fracture diagnostics continued to increase as drilling activity increased in unconventional gas reservoirs.

Reservoir Management

Revenues for our Reservoir Management segment increased by 36.4% in 2007 compared to 2006 and 41.3% in 2006 compared to 2005. The continued increase was due to higher revenue for multi-client reservoir studies, especially studies pertaining to unconventional gas reservoirs, and increased international demand for our reservoir monitoring systems. Significant studies in 2007 and 2006 were Reservoir Characterization and Production Properties of Gas Shales and Geological, Petrophysical, and Geomechanical Properties of Tight Gas Sands and several other proprietary studies.

Operating income for this segment increased 74.8% in 2007 compared to 2006 and 107.7% in 2006 compared to 2005 primarily due to incremental margins earned from the continued expansion of the multi-client reservoir study sales.

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

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities from continuing operations before the impact of the debt prepayment charge, less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
Free Cash Flow Calculation	2007	2006	2005
Net cash provided by operating activities-
continuing operations	$ 125,695	$ 120,305	$ 74,778
Add: debt prepayment charge	-	-	6,012
Less: capital expenditures	(23,827)	(24,415)	(19,095)
Free cash flow	$ 101,868	$ 95,890	$ 61,695

The increase in free cash flow in 2007 compared to 2006 and 2005 was due to an increase in cash provided by operating activities primarily as a result of higher net income. Working capital was $122.7 million and $136.6 million at December 31, 2007 and 2006, respectively.

Cash Flows

The following table summarizes cash flows from continuing operations for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
Continuing Operations	2007	2006	2005
Cash provided by/(used in):
Operating activities	$ 125,695	$ 120,305	$ 74,778
Investing activities	(19,975)	(23,595)	(16,364)
Financing activities	(134,326)	(56,230)	(60,701)
Net change in cash and cash equivalents	$ (28,606)	$ 40,480	$ (2,287)

The increase in cash flow from operating activities in 2007 compared to 2006 was primarily due to an increase in net income and accrued expenses, offset by an increase in accounts receivable, prepaid and other current assets and gain on the sale of assets. The increase in cash flow from operating activities in 2006 compared to 2005 was primarily due to an increase in net income, offset by a decrease in accounts receivable and accrued expenses.

Cash flow used in investing activities decreased $3.6 million in 2007 over 2006 due to increased proceeds received from disposal of property offset by acquisitions made throughout the year. Cash flow used in investing activities increased $7.2 million in 2006 over 2005 due to an increase in capital expenditures for 2006 and a lower level of proceeds received from disposal of property. Capital expenditures made in 2006 were for replacement of in-place equipment and for growth through additional equipment and instrumentation in growing markets.

Cash flow used in financing activities in 2007 increased $78.1 million compared to 2006 due mainly to our convertible note offering and associated transactions in 2006. Cash flow used in financing activities in 2006 was comparable to 2005 but decreased slightly overall.  In November 2006, we issued $300 million of exchangeable notes, and in connection with this transaction we purchased a call option hedge on the notes and issued a warrant on our stock.  These transactions net of the debt financing costs generated cash flow of approximately $263.3 million.  The net proceeds received from these transactions were primarily used on other financing activities, such as paying off the $100 million outstanding balance of our existing credit facility and to repurchase 3,837,372 of our common shares at a cost of $251.1 million which was $69.3 million more than 2007 and $209.6 million more than 2005. Additionally, cash received from exercised stock options and the tax benefit received from stock-based payments was $26.3 million greater in 2007 as compared to 2006 and $12.9 million greater in 2006 as compared to 2005.

During the year ended December 31, 2007, we repurchased 1,814,957 shares of our common stock for an aggregate amount of $181.8 million, or an average price of $100.17 per share. Subsequent to year end, we have repurchased the 249,603 shares at a cost of $28.4 million. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to finance future acquisitions. However, under the Dutch Commercial Code ("DCC"), we can only hold a maximum of 10% of our issued shares in treasury. Therefore, it may be necessary to cancel some or all of these shares to remain in compliance with the DCC. During 2007, we cancelled 4,183,347 of our repurchased shares, with a cost of $354.8 million pursuant to the shareholder authorization granted at our annual shareholder meeting held in April 2007. Additionally at the meeting, we were authorized to continue our share repurchase program of up to 10% of our issued common shares through October 2, 2008. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $8.05 per share in 2002, when we began to repurchase shares, to $124.72 per share on December 31, 2007, an increase of over 1449%.

Credit Facilities and Available Future Liquidity

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

We maintain a revolving credit facility (the "Credit Facility"). In November, 2006, we amended this facility to decrease the aggregate borrowing commitment from $125.0 million to $100.0 million, and added an option to increase the commitment under the credit facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under Credit Facility matures when it is due in December 2010 and only requires bi-annual interest payments until maturity. These interest payments are based on the interest period selected. Our available borrowing capacity under the Credit Facility at December 31, 2007 was $89.8 million. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $10.2 million at December 31, 2007 relating to certain projects in progress.

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

In addition to our repayment commitments under our credit facilities and the Notes, we have capital lease obligations relating to the purchase of equipment, and non-cancelable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:

Long-term debt [1]	$ 303,024	$ 3,024	$ -	$ 300,000	$ -
Capital leases	3	3	-	-	-
Operating leases	26,858	7,208	8,289	4,964	6,397
Pension and other [2]	1,860	1,860	-	-	-
Total contractual obligations	$ 331,745	$ 12,095	$ 8,289	$ 304,964	$ 6,397

1 Not included in the above balances are anticipated cash payments for interest of $0.8 million a year for 2008-2011 for a total of $3.2 million.
2 Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2007. Not included in the table above are uncertain tax positions that we have accrued for at December 31, 2007.

We had tax net operating loss carry-forwards in various tax jurisdictions of approximately $30.5 million at December 31, 2007. If unused, those carry-forwards which are subject to expiration may expire during the years 2008 through 2025. For 2007, $0.1 million of operating loss carry-forwards which carried a full valuation allowance expired unused. Although we cannot assure that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2007.

We expect our investment in capital expenditures to be approximately $25 million in 2008. In addition, we plan to continue to repurchase our common shares on the open market through our stock repurchase program. Our ability to continue this repurchase program depends on, among other things, market conditions and our ability to generate free cash flow.

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

Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 157, Fair Value Measurements ("FAS 157"). FAS 157 introduces a new definition of fair value, a fair value hierarchy and new disclosures of assets and liabilities measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB No. 157 ("FAS 157-2"). The FSP amends FAS 157, to delay the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We expect the adoption of FAS 157 will not have a significant impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("FAS 159"). Under FAS 159, companies can elect to report selected financial assets and liabilities at fair value and will report unrealized gains and losses in earnings at each subsequent reporting date. In addition, FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007 and is to be applied prospectively, unless the entity elects early adoption. We expect the adoption of FAS 159 will not have a significant impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141R") which replaces FAS No.141, Business Combination. FAS 141R retains the fundamental requirements of FAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. In addition, FAS 141R's scope is broader in that it applies to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008 and early adoption is not allowed. We are currently evaluating the effects that FAS 141R may have on any future business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("FAS 160"). FAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity separate from the parent's equity and the amount of consolidated net income attributable to these noncontrolling interests must also be clearly presented on the Consolidated Statement of Operations. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. FAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects that FAS 160 may have on our financial position and results of operations.

Forward-Looking Statements

This Form 10-K and the documents incorporated in this Form 10-K by reference contain forward-looking statements. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate," "believe," "expect," "intend," "estimate," "project," "will," "should," "could," "may," "predict" and similar expressions are intended to identify forward-looking statements. You are cautioned that actual results could differ materially from those anticipated in forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or current expectations of us or our management, are not guarantees of future performance and involve risks, uncertainties and assumptions about us and the industry in which we and Core Lab operate, including, among other things:

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider. For a more detailed description of risk factors, please see "Item 1A. Risk Factors" in this Form 10-K, our reports and registration statements filed form time to time with the SEC.

All forward-looking statements in this Form 10-K are based on information available to us on the date of this Form 10-K. We do not intend to update or revise any forward-looking statements that we may make in this Form 10-K or other documents, reports, filings or press releases, whether as a result of new information, future events or otherwise.

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

Interest Rate Risk

From time to time, we are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2007, we had no variable rate debt outstanding.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.) Foreign exchange gains and losses are the result of fluctuations in the U.S. dollar against foreign currencies and are included in other expense (income) in the statements of operations. We recognize foreign exchange gains or losses in countries where the US dollar has fluctuated against the local currency based on our net monetary asset or liability position denominated in that local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	Year Ended
Losses (gains) by currency	2007	2006	2005

Canadian Dollar	$ (637)	$ (211)	$ (147)
Euro	(374)	(389)	279
Russian Ruble	(562)	(295)	236
Other currencies	160	(548)	1,251
Total losses (gains)	$ (1,413)	$ (1,443)	$ 1,619

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Our management does not expect that our disclosure controls and procedures or our system of internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of our Chief Executive Office and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

PricewaterhouseCoopers LLP, the independent registered public accounting firm who audited the financial statements included in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2008 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2007.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

1. The following reports, financial statements and schedules are filed herewith on the pages indicated:

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Account

(b) Exhibits

The following exhibits are incorporated by reference to the filing indicated or are filed herewith.

Exhibit No.		Exhibit Title	Incorporated by Reference from the Following Documents

3.1	-	Articles of Association of the Company, as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)

3.2	-	Amendments to the Articles of Association of Core Laboratories N.V.	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders

4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 000-26710)

4.2	-	Purchase Agreement, dated October 31, 2006 among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.3	-

Indenture, dated November 6, 2006, among Core Laboratories LP, as Issuer, Core Laboratories N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 0.25% Senior Exchangeable Notes due 2011

Form 8-K, November 6, 2006 (File No. 001-14273)

4.4	-	Registration Rights Agreement, dated as of November 6, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.5	-	Note Hedge Confirmation, dated October 31, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.6	-	Warrant Confirmation, dated October 31, 2006 among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.7	-	Amendment to Note Hedge Confirmation, dated November 15, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

4.8	-	Amendment to Warrant Confirmation, dated November 15, 2006 among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated April 28, 1997 for Annual Meeting of Shareholders

10.2	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995 (File No. 33-96466)

10.3	-

Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997

Form S-3, October 31, 1997 (File No. 333-392655)

10.4	-	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.5	-	Core Laboratories Supplemental Executive Retirement Plan for John D. Denson effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.6	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.9	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.10	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David Michael Demshur dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.11	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard Lucas Bergmark dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.12	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John David Denson dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.13	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty Lee Davis dated as of December 31, 2001[1]	Form 10-K, March 25, 2002 (File No. 001-14273)

10.14	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and David Demshur dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.15	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Richard Bergmark dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.16	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and John Denson dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.17	-	Form of Executive Share Matching Restricted Share Agreement between Core Laboratories N.V. and Monty Davis dated as of June 1, 2002[1]	Form 10-K, April 4, 2003 (File No. 001-14273)

10.18	-	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as Amended and Restated Effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.19	-	Amendment to Core Laboratories Supplement Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.20	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and David Demshur[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.21	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.22	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.23	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and John D. Denson[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.24	-	Summary of Director Compensation	Filed Herewith

10.25	-	Form of Restricted Share Award Program Agreement	Form 8-K, September 8, 2004 (File No. 001-14273)

10.26	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Form 8-K, September 8, 2004 (File No. 001-14273)

10.27	-	Form of Performance Share Award Restricted Share Agreement (Restated)	Form 8-K, September 8, 2004 (File No. 001-14273)

10.28	-

Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of March 24, 2005

Form 10-Q, May 4, 2005 (File No. 001-14273)

10.29	-	Form of Restricted Share Award Program Agreement	Form 10-Q, May 4, 2005 (File No. 001-14273)

10.30	-	Form of Performance Share Award Restricted Share Agreement (ROE Based)	Form 10-Q, May 4, 2005 (File No. 001-14273)

10.31	-

First Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of December 20, 2005

Form 8-K, December 23, 2005 (File No. 001-14273)

10.32	-	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders

10.33	-

Second Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of July 7, 2006

Form 8-K, November 7, 2006 (File No. 001-14273)

10.34	-

Third Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of November 6, 2006

Form 8-K, November 7, 2006 (File No. 001-14273)

10.35	-	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) [1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.36	-	Form of Restricted Share Award Program Agreement[1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.37	-	Fourth Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank of America, N.A., and Banc of America Securities LLC, dated as of January 22, 2008	Form 8-K, January 23, 2008 (File No. 001-14273)

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date: February 21, 2008	By:	/s/ JAN WILLEM SODDERLAND
Jan Willem Sodderland
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 21st day of February 2008.
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
Alexander Vriesendorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share based payments effective January 1, 2006, in accordance with SFAS 123(R). Additionally, as discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans effective December 31, 2006, in accordance with SFAS 158. Furthermore, as discussed in Note 9 to the consolidated financial statements, the Company has changed the manner in which it accounts for uncertainty in income taxes effective January 1, 2007, in accordance with FIN 48.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 21, 2008

Index

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(In thousands, except share and per share data)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 25,617	$ 54,223
Accounts receivable, net of allowance for doubtful accounts of $4,199 and
$4,340 at 2007 and 2006, respectively	137,231	112,055
Inventories, net	29,363	30,199
Prepaid expenses and other current assets	28,488	29,075
TOTAL CURRENT ASSETS	220,699	225,552

PROPERTY, PLANT AND EQUIPMENT, net	93,038	87,734
INTANGIBLES, net	7,040	6,602
GOODWILL	138,800	132,618
DEFERRED TAX ASSET	26,024	33,032
OTHER ASSETS	19,189	15,677
TOTAL ASSETS	$ 504,790	$ 501,215

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 3,027	$ 2,762
Accounts payable	39,861	37,460
Accrued payroll and related costs	25,689	24,707
Taxes other than payroll and income	8,820	8,714
Unearned revenues	9,130	6,853
Other accrued expenses	11,513	8,424
TOTAL CURRENT LIABILITIES	98,040	88,920

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	300,000	300,002
DEFERRED COMPENSATION	14,080	10,413
OTHER LONG-TERM LIABILITIES	29,041	28,598
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,486	1,446
SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 23,080,949 issued and 23,065,949 outstanding
at 2007 and 25,608,511 issued and 23,225,121 outstanding at 2006	1,300	1,450
Additional paid-in capital	-	23,182
Retained earnings	62,496	224,110
Accumulated other comprehensive income (loss)	226	(2,072)
Treasury shares (at cost), 15,000 at 2007 and 2,383,390 at 2006	(1,879)	(174,834)
TOTAL SHAREHOLDERS' EQUITY	62,143	71,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 504,790	$ 501,215

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005

REVENUES:
Services	$ 508,046	$ 430,118	$ 367,401
Sales	162,494	145,571	116,066
	670,540	575,689	483,467
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	336,155	300,663	277,423
Cost of sales, exclusive of depreciation shown below	113,036	106,436	90,700
General and administrative expenses	33,837	33,082	37,846
Depreciation	18,791	16,891	15,938
Amortization	685	384	438
Other expense (income), net	(15,812)	(5,324)	191
OPERATING INCOME	183,848	123,557	60,931
Debt prepayment charge	-	-	6,012
Interest expense	2,551	5,805	8,277
Income before income tax expense	181,297	117,752	46,642
Income tax expense	60,192	35,090	14,925
Income from continuing operations	121,105	82,662	31,717
Loss from discontinued operations (net of tax benefit of $285 in 2005)	-	-	(506)
NET INCOME	$ 121,105	$ 82,662	$ 31,211
EARNINGS PER SHARE INFORMATION:

Basic earnings per share before loss from discontinued operations	$ 5.15	$ 3.29	$ 1.22
Loss from discontinued operations	-	-	(0.02)
Basic earnings per share	$ 5.15	$ 3.29	$ 1.20

Diluted earnings per share before loss from discontinued operations	$ 4.96	$ 3.07	$ 1.13
Loss from discontinued operations	-	-	(0.02)
Diluted earnings per share	$ 4.96	$ 3.07	$ 1.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,537	25,157	26,038
Diluted	24,408	26,888	28,008

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except share data)

						Accumulated
	Common Shares		Additional			Other	Treasury Stock		Total
	Number of	Par	Paid-In	Deferred	Retained	Comprehensive	Number of		Shareholders'
	Shares	Value	Capital	Compensation	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, December 31, 2004	28,038,787	$ 484	$ 123,332	$ (2,486)	$ 110,237	$ -	1,836,941	$ (41,271)	$ 190,296
Stock options exercised, net of capital taxes	655,255	8	8,207	-	-	-	-	-	8,215
Stock-based awards issued	385,753	5	9,235	-	-	-	-	-	9,240
Stock-based compensation	-	-	11,300	(3,740)	-	-	-	-	7,560
Amortization of deferred compensation	-	-	-	5,286	-	-	-	-	5,286
Tax benefit of stock options exercised	-	-	3,895	-	-	-	-	-	3,895
Repurchases of common shares	-	-	-	-	-	-	1,468,515	(41,446)	(41,446)
Cancellation of common shares	(2,282,441)	(23)	(52,137)	-	-	-	(2,282,441)	52,160	-
Net income	-	-	-	-	31,211	-	-	-	31,211
BALANCE, December 31, 2005	26,797,354	474	103,832	(940)	141,448	-	1,023,015	(30,557)	214,257
Stock options exercised, net of capital taxes	1,023,754	20	14,833	-	-	-	-	-	14,853
Stock-based awards issued	264,400	3	4,803	-	-	-	-	-	4,806
Reclassification in connection with adoption of SFAS 123R	-	-	(940)	940	-	-	-	-	-
Tax benefit of stock options Exercised	-	-	6,255	-	-	-	-	-	6,255
Repurchases of common shares	-	-	-	-	-	-	3,837,372	(251,088)	(251,088)
Change in par value effective	-	977	(977)	-	-	-	-	-	-
Purchase of call options	-	-	(86,250)	-	-	-	-	-	(86,250)
Sale of warrants	-	-	56,500	-	-	-	-	-	56,500
Tax benefit from purchase of call options	-	-	31,913	-	-	-	-	-	31,913
Cancellation of common shares	(2,476,997)	(24)	(106,787)	-	-	-	(2,476,997)	106,811	-
Adjustment to initially adopt SFAS 158, net of $709 tax	-	-	-	-	-	(2,072)	-	-	(2,072)
Net income	-	-	-	-	82,662	-	-	-	82,662
BALANCE, December 31, 2006	25,608,511	1,450	23,182	-	224,110	(2,072)	2,383,390	(174,834)	71,836
Stock options exercised, net of capital taxes	1,426,135	76	18,378	-	-	-	-	-	18,454
Stock-based awards issued	229,650	12	4,655	-	-	-	-	-	4,667
Tax benefit of stock-based awards issued	-	-	28,936	-	-	-	-	-	28,936
Initial adoption of FIN 48	-	-	-	-	(3,341)	-	-	-	(3,341)
Repurchases of common shares	-	-	-	-	-	-	1,814,957	(181,812)	(181,812)
Cancellation of common shares	(4,183,347)	(238)	(75,151)	-	(279,378)	-	(4,183,347)	354,767	-

Comprehensive income:
Adjustment of unrecognized pension actuarial gain, net of $768 tax	-	-	-	-	-	2,244	-	-	2,244
Amortization of prior service cost and transition asset, net of $21 tax	-	-	-	-	-	54	-	-	54
Net income	-	-	-	-	121,105	-	-	-	121,105
Total comprehensive income									123,403

BALANCE, December 31, 2007	23,080,949	$1,300	$ -	$ -	$ 62,496	$ 226	15,000	$ (1,879)	$ 62,143

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 121,105	$ 82,662	$ 31,211
Loss from discontinued operations, net of tax	-	-	506
Income from continuing operations	121,105	82,662	31,717
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	262	623	789
Provision for inventory obsolescence	231	1,495	3,255
Equity in (earnings) loss of affiliates	656	123	(36)
Minority interest	103	120	(57)
Stock-based compensation	4,667	4,806	15,683
Depreciation and amortization	19,476	17,275	16,376
Debt issuance costs amortization and finance charges	1,721	418	685
Gain on sale of assets	(10,354)	(755)	(293)
Gain on the involuntary sale of fixed assets	-	(375)	(875)
Gain on insurance recovery	-	(492)	(334)
Realization of pension obligation	(342)	-	-
Increase in value of life insurance policies	(731)	(484)	(282)
Deferred income taxes	6,101	8,063	81
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,721)	(14,803)	(5,331)
Inventories	1,047	(4,138)	(2,988)
Prepaid expenses and other current assets	(10,178)	(2,216)	1,889
Other assets	22	(59)	2,199
Accounts payable	2,173	6,254	3,926
Accrued expenses	5,663	13,852	4,550
Other long-term liabilities	8,794	7,936	3,824
Net cash provided by operating activities	125,695	120,305	74,778
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,827)	(24,415)	(19,095)
Patents and other intangibles	(317)	(266)	(103)
Acquisitions, net of cash acquired	(7,338)	-	-
Proceeds from sale of assets	13,789	2,714	3,930
Premiums on life insurance	(2,282)	(1,628)	(1,096)
Net cash used in investing activities	(19,975)	(23,595)	(16,364)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(4,246)	(131,478)	(108,766)
Proceeds from debt borrowings	4,516	342,000	82,000
Capital lease obligations	(7)	(26)	(216)
Stock options exercised	18,454	14,853	8,215
Repurchase of common shares	(181,812)	(251,088)	(41,446)
Proceeds from sale of warrants	-	56,500	-
Purchase of exchangeable note hedge	-	(86,250)	-
Debt refinancing costs	(167)	(6,996)	(488)
Excess tax benefits from stock-based payments	28,936	6,255	-
Net cash used in financing activities	(134,326)	(56,230)	(60,701)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(28,606)	40,480	(2,287)
CASH AND CASH EQUIVALENTS, beginning of year	54,223	13,743	16,030
CASH AND CASH EQUIVALENTS, end of year	$ 25,617	$ 54,223	$ 13,743

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 738	$ 4,916	$ 9,927
Cash payments for income taxes	$ 29,801	$ 25,448	$ 15,898

Non-cash investing and financing activities:
Financed capital expenditures	$ -	$ 2,350	$ 18
Insurance premium financed	$ 3,024	$ 2,654	$ 2,412
Common stock issued related to compensation plans	$ 4,667	$ 4,806	$ 9,240

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index

CORE LABORATORIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

1. DESCRIPTION OF BUSINESS

Core Laboratories N.V. ("Core Laboratories", "we", "our" or "us") is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,900 employees.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"), and include the accounts of Core Laboratories and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. All inter-company transactions and balances have been eliminated in consolidation. The equity method of accounting is used to record our interest in investments in which we have less than a majority interest and do not exercise significant control. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise significant control. We record minority interest associated with consolidated subsidiaries that are less than 100% owned.

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

Accounting policies relating to these accounts and the nature of these estimates are further discussed under the applicable caption. For each of these critical estimates it is at least reasonably possible that changes in these estimates will occur in the short term which may impact our financial position or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less. These items are carried at cost, which approximates market value. For the years ended December 31, 2007 and 2006, cash equivalents included time deposits and money market investment accounts.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenues for the years ended December 31, 2007, 2006 and 2005. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific customers and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $4.2 million and $4.3 million at December 31, 2007 and 2006, respectively.

Inventories

Inventories consist of manufactured goods, materials and supplies used for sales or services to clients. Inventories are stated at the lower of cost or estimated net realizable value, and are reflected net of valuation reserves. Inventory costs are recorded at standard cost which approximates the first-in, first-out method.

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

We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. We evaluate our property, plant and equipment for impairment if a triggering event occurs which may indicate that an impairment is probable. Under these circumstances, we compare the sum of the estimated future undiscounted cash flows relating to the asset group, an estimate of realizable value to the carrying value of the assets. If impairment is still indicated, we compare the fair value of the assets, determined using discounted cash flows over the remaining useful life of the asset, to the carrying amount, and recognize an impairment loss for the amount by which the fair value exceeds the carrying value. The determination of fair value requires the estimation of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.  We recorded no impairment charges relating to property, plant and equipment held for use in continuing operations during the years ended December 31, 2007, 2006 and 2005.

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

Other Assets

Other assets consisted of the following (in thousands):

	2007	2006

Cash surrender value of life insurance	$ 9,527	$ 6,730
Investments	234	890
Debt issuance costs	5,548	7,102
Pension asset	2,784	-
Other	1,096	955
Total other assets	$ 19,189	$ 15,677

Cash surrender value of life insurance and the pension asset relate to postretirement benefit plans. See Note 10, Pensions and Other Postretirement Benefit Plans. Investments include our investments in unconsolidated affiliates, accounted for under the equity method, and investments held at cost. We continually evaluate our investments for indicators of a decline in value. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in that reporting period to adjust the carrying value of the investment to its current fair value establishing a new cost basis in the investment. The operations of these entities are in-line with those of our core businesses. These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities. The debt issuance costs are being amortized over the life of the respective debt instruments.

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

On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48") which was issued to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition. Accordingly, we record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 9, Income Taxes.

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2006 and 2005, there were no items of comprehensive income except net income. Effective December 31, 2006, we adopted FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158") which resulted in us recording accumulated other comprehensive income related to prior service costs and an unrecognized net actuarial loss. See Note 10, Pension And Other Postretirement Benefit Plans.

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Additionally, certain significant operations transact contractual business denominated in the USD. Accordingly, foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation and amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2007 and 2006, we incurred a net remeasurement gain of approximately $1.4 million and $1.4 million, respectively, while for the year ended December 31, 2005 we incurred a net remeasurement loss of approximately $1.6 million. These amounts were included in Other Expense (Income), net in the accompanying Consolidated Statements of Operations.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under that transition method, compensation expense that we recognized for the years ended December 31, 2007 and 2006 included: (a) compensation expense for all stock-based payments granted prior to, but not yet vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, "Accounting for Stock-Based Compensation", and (b) compensation expense for all stock-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results from prior periods have not been restated. This statement requires compensation costs relating to share-based payments, including stock options, to be recognized in the Consolidated Statement of Operations based on their fair values. The expense is recognized over the requisite service period of the award. We previously recognized expense for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations ("APB 25"). Accordingly, compensation expense was recognized for the excess, if any, of the stock price on the grant date over the option exercise price. No compensation expense was recorded under APB 25 for awards granted under our employee stock option plan as all options issued had exercise prices at least equal to the fair value of the stock on the grant date. The pro forma effects upon net income and earnings per share for stock options are disclosed below per SFAS Statement No. 123, "Accounting for Stock-Based Compensation."

The effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123R to stock-based employee compensation in the year ended December 31, 2005 is as follows (in thousands, except per share data.):

Year ended December 31, 2005
Net income:
As reported	$ 31,211
Add: stock-based compensation expense included in reported income, net of tax	10,665
Less: stock-based compensation expense determined under fair value method, net of tax	(12,404)
Pro forma	$ 29,472
Basic earnings per share:
As reported	$ 1.20
Pro forma	$ 1.13
Diluted earnings per share:
As reported	$ 1.11
Pro forma	$ 1.05

Weighted average fair value of options granted	$ 16.96

The determination of the fair value of stock options was estimated using a Black-Scholes option-pricing model and required the use of highly subjective assumptions relating to the volatility of our common stock, the expected term that the options would be outstanding and a risk-free rate. We do not include an estimated dividend yield in our calculations, since we have not paid dividends on our common stock historically and do not foresee paying dividends in the future. The following assumptions were used to calculate compensation expense for purposes of these pro forma results:

New Option Grants
2005

Risk free interest rate	4.6%
Expected volatility	55.2%
Expected lives (in years)	9.18

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

	For the Year Ended December 31,
	2007	2006	2005
Weighted average basic common shares outstanding	23,537	25,157	26,038
Effect of dilutive securities:
Stock options	333	1,477	1,573
Contingent shares	95	151	353
Restricted stock and other	111	103	44
Senior exchangeable notes	332	-	-
Weighted average diluted common and potential common shares outstanding	24,408	26,888	28,008

We exclude the effect of anti-dilutive shares associated with these securities from the calculation of the diluted weighted average shares. If these shares had been included, the impact would have been a decrease in diluted weighted average shares outstanding of 320,000 shares, 0 shares, and 4,000 shares for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2006, we sold warrants that give the holders the right to acquire approximately 3.2 million of our common shares at a strike price of $127.56 per share.  These warrants could have a dilutive impact on our earnings per share if the share price exceeds the strike price of the warrants.

Discontinued Operations

We account for discontinued operations in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In 2004, we sold our specialized geophysical and seismic-related assets and business. Based on the sale price and estimates of fair value, we adjusted the related assets to their estimated fair value in 2004 and recognized impairment charges relating to the sale. Historical results for discontinued operations were adjusted to eliminate corporate allocations and inter-company transactions. See Note 17, Discontinued Operations.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income for the years ended December 31, 2007, 2006 and 2005.

3. ACQUISITIONS

In September 2007, we acquired all of the outstanding common shares of Temco, Inc., a Tulsa-based core analysis and reservoir fluids instrument manufacturing business, for $5.5 million. The acquisition resulted in goodwill of $3.8 million and intangibles of $0.8 million which was recorded in the Reservoir Description business segment.

In December 2007, we acquired all of the assets of Entrada Geosciences LLC, a Denver based geological and field services business for $2.8 million. The acquisition resulted in goodwill of $2.4 million which has been recorded in the Reservoir Description business segment.

The acquisition of these entities did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

4. INVENTORIES

Inventories consisted of the following at December 31, 2007 and 2006 (in thousands):

	2007	2006

Finished goods	$ 21,795	$ 22,930
Parts and materials	6,433	6,031
Work in progress	1,135	1,238
Total inventories	$ 29,363	$ 30,199

We include freight costs incurred for shipping inventory to our clients in the Cost of Sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows at December 31, 2007 and 2006 (in thousands):

	2007	2006

Land	$ 6,050	$ 5,905
Building and leasehold improvements	57,270	54,847
Machinery and equipment	144,113	138,314
Total property, plant and equipment	207,433	199,066
Less - accumulated depreciation and amortization	114,395	111,332
Property, plant and equipment, net	$ 93,038	$ 87,734

6. INTANGIBLES

The components of intangibles as of December 31, 2007 and 2006 are as follows (in thousands):

		2007		2006
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	3-20	$ 1,705	$ 780	$ 1,514	$ 539
Acquired patents and trademarks	10	2,901	1,832	2,603	1,657
Agreements not to compete	3-7	1,297	579	810	372
Acquired trade names	30	539	103	392	41
Acquired trade names	Indefinite	3,892	-	3,892	-
Total intangibles		$ 10,334	$ 3,294	$ 9,211	$ 2,609

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2008	$ 655
2009	555
2010	458
2011	319
2012	265

Certain intangibles, primarily relating to trade names, are deemed to have an indefinite life and are not amortized. These intangibles are included in an impairment analysis performed at least annually.

7. GOODWILL

The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2005	$ 64,950	$ 64,823	$ 2,845	$ 132,618
Goodwill acquired during the year	-	-	-	-
Balance at December 31, 2006	64,950	64,823	2,845	132,618
Goodwill acquired during the year	6,182	-	-	6,182
Balance at December 31, 2007	$ 71,132	$ 64,823	$ 2,845	$ 138,800

In September 2007, we acquired all of the outstanding common shares of Temco, Inc., a Tulsa-based core analysis and reservoir fluids instrument manufacturing business, for $5.5 million dollars. In December 2007, we acquired all of the assets of Entrada GeoSciences, LLC, a Denver based geological and field services business for $2.8 million. These acquisitions resulted in goodwill of $6.2 million and intangibles of $0.8 million which were recorded in the Reservoir Description business segment. These acquisitions were made in order to acquire non-tangible complimentary technologies and operational processes.

We test goodwill for impairment at least annually or more frequently if circumstances indicate a potential impairment. For purposes of this test, we compare the fair value of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. Fair value is determined by determining the present value of projecting future cash flows discounted at our cost of capital rate. If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated. If impairment is indicated, the fair value of the reportable segment would be determined, much like a purchase price allocation under the purchase accounting method prescribed in SFAS No. 141, "Business Combinations." Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified. We performed this impairment testing at December 31, 2007. No impairment was indicated, and therefore, no impairment has been recorded in 2007. See Note 17, Discontinued Operations.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at December 31, 2007 and 2006 is summarized in the following table (in thousands):

	2007	2006

Senior Exchangeable Notes	$ 300,000	$ 300,000
Capital lease obligations	3	10
Other indebtedness	3,024	2,754
Total debt and capital lease obligations	303,027	302,764
Less - short-term debt included in other indebtedness	3,024	2,654
Less - current maturities of long-term debt and capital lease obligations	3	108
Long-term debt and capital lease obligations, net	$ 300,000	$ 300,002

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

We maintain a revolving credit facility (the "Credit Facility"). In November, 2006, we amended this facility to decrease the aggregate borrowing commitment from $125.0 million to $100.0 million, and added an option to increase the commitment under the credit facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under Credit Facility matures when it is due in December 2010 and only requires interest payments until maturity. These interest payments are based on the interest period selected. Our available borrowing capacity under the Credit Facility at December 31, 2007 was $89.8 million. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $10.2 million at December 31, 2007 relating to certain projects in progress.

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

Other indebtedness includes approximately $3.0 million of debt incurred relating to the financing of our corporate insurance.

Scheduled maturities of long-term debt and capital lease obligations are as follows (in thousands):

2008	$ 3,027
2009	-
2010	-
2011	300,000
2012	-
Thereafter	-
Total long-term debt and capital lease obligations	$ 303,027

9. INCOME TAXES

The components of income before income tax expense for 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005

United States	$ 66,191	$ 39,925	$ 9,802
Other countries	115,106	77,827	36,840
Operating income before income tax expense	$ 181,297	$ 117,752	$ 46,642

The components of income tax expense for 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005
Current:
United States	$ 22,831	$ 4,212	$ (100)
Other countries	26,134	19,179	12,717
State and provincial	5,126	3,636	2,227
	54,091	27,027	14,844
Deferred:
United States	5,599	11,684	4,486
Other countries	584	(3,695)	(4,259)
State and provincial	(82)	74	(146)
Total deferred	6,101	8,063	81
Income tax expense from continuing operations	$ 60,192	$ 35,090	$ 14,925

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25.5% in 2007 and 29.6% in 2006 and 31.5% in 2005 and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2007, 2006 and 2005 are as follows (in thousands):

	2007	2006	2005

Tax at The Netherlands income tax rate	$ 46,231	$ 34,855	$ 14,692
Reserve for pending audit settlement	6,817	-	-
International earnings taxed at rates other than The Netherlands statutory rate	(803)	(506)	(5,598)
Extraterritorial income exclusion benefit	-	(495)	(193)
Non-deductible expenses	2,613	3,593	2,787
Change in valuation allowance	291	(6,067)	1,156
State and provincial taxes	5,043	3,710	2,081
Income tax expense from continuing operations	$ 60,192	$ 35,090	$ 14,925

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2007 and 2006 are summarized as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carry-forwards	$ 5,673	$ 9,493
Tax credit carry-forwards	10,225	8,152
Reserves	4,511	3,989
Call option on senior exchangeable notes	24,380	30,849
Other	1,187	806
	45,976	53,289
Valuation allowance	(8,030)	(7,739)
Net deferred tax asset	37,946	45,550
Deferred tax liabilities:
Intangibles	(2,019)	(1,535)
Property, plant and equipment	(1,039)	(1,199)
Other	(1,076)	(1,501)
Total deferred tax liabilities	(4,134)	(4,235)
Net deferred income taxes	$ 33,812	$ 41,315

Current deferred tax assets	$ 7,788	$ 8,283
Long-term deferred tax assets	26,024	33,032
Total deferred tax assets	$ 33,812	$ 41,315

At December 31, 2007, we had net operating loss carry-forwards for income tax purposes in various tax jurisdictions of approximately $30.5 million. Of those carry-forwards that are subject to expiration, they will expire, if unused, over the years 2008 through 2025. During 2007, $0.1 million of the operating loss carry-forwards which carried a full valuation allowance expired unused. We anticipate that taxable income in future years will allow us to fully utilize the carry-forwards that have not had a valuation allowance provided against them.

In 2006, we recorded a deferred tax asset of $31.9 million associated with the exchangeable note hedge transaction which will be utilized over the life of the hedge. The offset to the deferred tax asset was recorded in Additional Paid-In Capital.

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

2007

Unrecognized tax benefits at January 1,	$ 13,064
Tax positions, current period	298
Tax positions, prior period	4,584
Settlements with taxing authorities	(75)
Lapse of applicable statute of limitations	(7)
Unrecognized tax benefits at December 31,	$ 17,864

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. We had approximately $3.5 million accrued for the payment of interest and penalties as of December 31, 2007. In addition, we reclassified $7.8 million of our accrual for tax uncertainties to current taxes payable based on the amount we expect to pay in the next 12 months. We expect the requirements of FIN 48 will add volatility to our effective tax rate, and therefore our expected income tax expense, in future periods.

During 2007, we recognized tax benefits of $28.9 million relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to Additional Paid-in Capital to the extent deductions reduce current taxable income. We expect to record $5.3 million in Additional Paid-in Capital once we are able to realize the tax benefits related to the vesting of these stock based compensation awards.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned. We funded the future obligations of the Dutch Plan by purchasing investment contracts from a large multi-national insurance company. We make annual premium payments, based upon each employee's age and current salary, to the insurance company.

In, 2006, we adopted SFAS 158, which requires expanded balance sheet presentation and disclosure for pension plans and other postretirement benefit plans. In prior years, unrecognized net actuarial losses and prior service costs were netted together with the funded status of the Dutch Plan and recorded as a pension asset on the Consolidated Balance Sheet. The underfunded status of the Dutch Plan that is calculated when applying U.S. generally accepted accounting principles is recorded as a liability and is included in Other Long-term Liabilities. In 2007, the funded status of the Dutch Plan became overfunded and asset was recorded in Other Long Term Assets and the liability previously recorded was reversed. The net actuarial loss (gain) and prior service cost which have not been recognized through net periodic pension costs are classified as Accumulated Other Comprehensive Income in the Consolidated Balance Sheet for the year ended December 31, 2007 and 2006.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2007 and 2006 (in thousands):

	2007	2006
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$ 23,984	$ 21,185
Service cost	1,217	1,206
Interest cost	1,115	903
Benefits paid	(387)	(484)
Administrative expenses	(196)	-
Amendments	-	1,702
Actuarial gain, net	(3,773)	(3,150)
Unrealized loss on foreign exchange	2,392	2,622
Projected benefit obligation at end of year	$ 24,352	$ 23,984

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$ 23,375	$ 19,183
Actual gain on plan assets	86	921
Employer contributions	1,730	1,307
Benefits paid	(387)	(484)
Administrative expenses	(196)	-
Unrealized gain on foreign exchange	2,528	2,448
Fair value of plan assets at end of year	$ 27,136	$ 23,375

Over (under)-funded status of the plan at end of the year	$ 2,784	$ (609)

Accumulated Benefit Obligation	$ 19,994	$ 19,224

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2007 and 2006:

	2007	2006
Weighted average assumed discount rate	5.50%	4.50%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2007 was increased from 4.50% to 5.50%. The increase in the discount rate was consistent with a general increase in long-term interest rates in The Netherlands during 2007. This change in discount rates contributed to a decrease in unrecognized actuarial loss as of December 31, 2007.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2007 and 2006 consist of (in thousands):

	2007	2006

Other assets	$ 2,784	$ -
Deferred tax asset	-	709
Other long-term liabilities	-	609
Accumulated other comprehensive income (loss)	226	(2,072)

Amounts recognized, net of tax, in Accumulated Other Comprehensive Income for the years ended December 31, 2007 and 2006 consist of (in thousands):

	2007	2006
Prior service cost	$ (1,208)	$ (1,327)
Transition asset	519	584
Unrecognized net actuarial gain (loss) and foreign exchange	915	(1,329)
Total accumulated other comprehensive income	$ 226	$ (2,072)

Unrecognized amounts currently recorded to Accumulated Other Comprehensive Income are expected to be recognized as components of next year's net pension benefit cost are $0.1 million amortization of transition asset and $0.2 million of prior service cost.

The components of net periodic pension cost under this plan for the years ended December 31, 2007 and 2006 included (in thousands):

	2007	2006
Service cost	$ 1,217	$ 1,206
Interest cost	1,115	903
Expected return on plan assets	(1,019)	(875)
Unrecognized pension obligation (asset), net	(90)	139
Prior service cost	165	-
Net periodic pension cost	$ 1,388	$ 1,373

This net periodic pension cost was calculated using the following assumptions:

	2007	2006
Weighted average assumed discount rate	5.50%	4.50%
Expected long-term rate of return on plan assets	4.25%	4.00%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2007 and 2006 consisted of insurance contracts with returns comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the expected returns on these contracts. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2008 minimum funding requirements are expected to be approximately $1.6 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan. Expected benefit payments under this plan for the next five years are as follows (in thousands):

2008	$ 468
2009	527
2010	578
2011	679
2012	1,026
Succeeding five years	6,593

Defined Contribution Plans

We maintain four defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in the United States, Canada, The Netherlands and the United Kingdom. In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Defined Contribution Plans. For the years ended December 31, 2007, 2006 and 2005, we expensed approximately $4.6 million, $3.2 million and $2.5 million respectively, for our matching and discretionary contributions to the Defined Contribution Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees and an outside director. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2007, 2006 and 2005 was approximately $0.8 million, $0.6 million and $0.6 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the 401(k) Plan, due to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the deferred compensation plan were $0.2 million, $0.1 million and $0.1 million of the years ended December 31, 2007, 2006 and 2005, respectively. These employer contributions vest ratably over a period of five years.

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

In 1998, we entered into employment agreements with our four senior executive officers that provided for severance benefits.  The present value of the long-term liability for the benefits due upon severing the employment of these employees is approximately $2.7 million at December 31, 2007.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2007, consist of the following (in thousands):

2008	$ 7,208
2009	4,987
2010	3,302
2011	2,618
2012	2,346
Thereafter	6,397
Total commitments	$ 26,858

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $11.5 million, $8.8 million and $7.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

12. SHAREHOLDERS' EQUITY

Equity Instruments

In 2006, Core Laboratories LP entered into an exchangeable note hedge transaction designed to cover, subject to customary anti-dilution adjustments, the net number of our common shares that would be deliverable to exchanging note holders in the event of an exchange of our outstanding Notes. The purchased call options are expected to offset the potential dilution upon exchange of the notes in the event that the market value per share of our common shares at the time of exercise is greater than the strike price of the purchased call options, which corresponds to the initial exchange price of the Notes and is simultaneously subject to certain customary adjustments. We paid an aggregate amount of approximately $86.3 million to acquire the call options and recorded this in Additional Paid-in Capital and we will not recognize subsequent changes in fair value. We also recognized a deferred tax asset of $31.9 million in 2006 for the effect of the future tax benefits relating to the exchangeable note hedge.

In 2006, Core Laboratories N.V. also entered into separate warrant transactions at the time of the sale of the Notes whereby we sold warrants which give the holders the right to acquire approximately 3.2 million of our common shares at a strike price of $127.56 per share. Upon exercise of the warrants, we have the option to deliver cash or our common shares equal to the difference between the then market price and strike price. The warrants will effectively increase the exchange price of the Notes to $127.56 per share of our common shares, from our perspective. All of the warrants will expire on January 25, 2012. We received aggregate proceeds of $56.5 million from the sale of the warrants which was recorded in Additional Paid-in Capital and we will not recognize subsequent changes in fair value.

Treasury Shares

On October 10, 2002, we began to repurchase our shares under a share repurchase program approved by shareholders in connection with our initial public offering in September 1995. The program has continued to be extended for a period of 18 months at each of our annual shareholder meetings authorizing the purchase of up to 10% of our issued shares. We currently have authority to repurchase our shares through October 2, 2008. The cancellation of shares has also been approved by shareholders at prior shareholder meetings. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. From the activation of the share repurchase program through December 31, 2007, we have repurchased 15,046,794 shares for an aggregate purchase price of approximately $592.6 million, or an average price of $39.39 per share and have cancelled 15,031,794 shares at a cost of $590.8 million. We are incorporated in The Netherlands and under the Dutch Commercial Code, a corporation can hold a maximum of 10% of their issued shares in treasury. At December 31, 2007, we held 15,000 shares in treasury and the authority to repurchase 1,319,379 additional shares under our stock repurchase program. Subsequent to year end, we have repurchased 249,603 shares at a total cost of approximately $28.4 million.

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

Since the inception of the Plan in 1995 to 2001, we awarded stock options as the primary form of equity compensation. In 2001, we reassessed the form of award and elected to begin the use of restricted share grants which we believe are a stronger motivational tool for our employees. Restricted share awards provide some value to an employee during periods of stock market volatility, whereas stock options may have limited perceived value and may not be as affective in retaining and motivating employees when the current value of our stock is less than the option price. Currently, our long-term equity incentive compensation is exclusively in the form of restricted shares and performance restricted shares as no stock options were granted during 2007 under the Plan. At December 31, 2007, approximately 583,000 shares were available for the grant of new awards under the Plan.

2006 Nonemployee Director Stock Incentive Plan

The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 700,000 common shares. On June 28, 2006, the 1995 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2006 Nonemployee Director Stock Incentive Plan. The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the prior plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Under the Director Plan, each nonemployee Supervisory Director is generally granted 2,000 performance restricted shares (4,000 shares if such nonemployee Supervisory Director is the Chairman) that will vest at the end of a three-year measurement period subject to our performance as measured against certain predetermined metrics. Only nonemployee Supervisory Directors are eligible for these equity-based awards under the Director Plan. As of December 31, 2007, approximately 301,000 shares were available for issuance under the Director Plan. Although restricted shares have been granted in 2007 pursuant to the Director Plan, no stock options were granted during 2007.

Executive Restricted Share Matching Program

The ESMP was implemented in June 2002 to encourage personal investment in our common stock by our executive officers. Under the program, we matched on a one-for-one basis each share that an executive purchased on the open market or held in his deferred compensation, 401(k) or other retirement account as of June 1, 2002, up to a maximum of 50,000 shares per participant. Prior to the adoption of SFAS 123R, the ESMP was accounted for as a variable stock award plan under which we recorded compensation expense totaling $(0.1) million for the year ended December 31, 2005.

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

Pursuant to the ESMP, on June 1, 2005, we issued an additional 76,200 restricted shares (the "Restricted Gross-up Shares") in the aggregate to reimburse the participants for tax liabilities resulting from the vesting of the original grant of 132,853 restricted shares under the ESMP and their eventual vesting in the Restricted Gross-up Shares. Historically, we had accounted for the Restricted Gross-up Shares under APB 25 as a variable award and remeasured it at each balance sheet date. Upon adoption of SFAS 123R, the Restricted Gross-up Shares were classified as an equity award resulting in the fair value being fixed at the original grant-date fair value. Compensation expense was recorded over the vesting period based on the estimated number of shares that management believed would ultimately vest. The Restricted Gross-up Shares vested on June 1, 2007. During the year ended December 31, 2007, we recorded $0.4 million of compensation expense for the Restricted Gross-up Shares. The total fair value which is the intrinsic value of the shares vested was $7.0 million and $3.4 million in 2007 and 2005, respectively.

Performance Share Award Program

Awards Under the Plan

Under the PSAP, certain executives were awarded rights to receive a pre-determined number of common shares if certain performance targets are met, as defined in the applicable agreements for the respective three-year performance period. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods. Under this arrangement we have granted rights relating to an aggregate of 120,000 shares in 2005.

The performance targets for the granted rights relating to 120,000 of the shares will be eligible to vest if our calculated return on equity ("ROE"), as defined in the PSAP, equals or exceeds a pre-determined target ROE on the measurement date, which is the last day of the applicable three year performance period. Pursuant to the agreement, ROE is calculated by dividing earnings before interest and income tax from continuing operations for the performance period by ending shareholders' equity for the performance period. The pre-determined target ROE for the remaining rights relating to the shares is 24% and was measured on December 31, 2007, the end of the three-year performance period. In February 2008, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to rights to an aggregate of 118,000 shares. We issued these 118,000 common shares on February 12, 2008 and, simultaneously, the participants surrendered 40,736 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $4.5 million, at $111.26 per share.

Upon adoption of SFAS 123R, all of the PSAP awards were classified as equity awards. Historically, we had accounted for these instruments under APB 25 as variable awards and remeasured them at each balance sheet date.  Effective January 1, 2006, the fair value of the awards are fixed at the original grant-date fair value with compensation recorded over the vesting period based on the estimated number of awards that management believes will ultimately vest. As of December 31, 2007, there was no unrecognized stock-based compensation expense relating to nonvested PSAP awards. We recognized compensation expense of $0.9 million, $1.8 million and $9.6 million in 2007, 2006 and 2005, respectively. The total fair value which is the intrinsic value of the shares vested was $9.9 million, $5.4 million and $3.4 million in 2007, 2006 and 2005, respectively. We have recognized a tax benefit from the vesting of the PSAP of $1.9 million in 2006.

Awards Under the Director Plan

On September 15, 2006, we awarded rights relating to an aggregate of 12,000 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on September 15, 2006 and ends on September 15, 2009. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 35% at the end of the three-year performance period. If our ROE for the performance period does not meet the target ROE but equals or exceeds 28%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.8 million over a three-year period that began on September 15, 2006, of which, $0.3 million and $0.1 million was recognized in 2007 and 2006, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 21 months.

On August 15, 2007, we awarded rights relating to an aggregate of 12,000 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on August 15, 2007 and ends on August 15, 2010. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 50% at the end of the three-year performance period. If our ROE for the performance period does not meet the target ROE but equals or exceeds 40%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $1.2 million over a three-year period that began on August 15, 2007, of which, $0.2 million has been recognized in 2007. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 32 months.

Restricted Share Award Program

In 2004, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors approved the RSAP to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we have granted 74,900 shares in 2007. The shares issued in 2007 have a six year ratable vesting schedule where 1/6th of the grant vests on each following anniversary date. No performance accelerators for early vesting exist for these awards. Prior to adopting SFAS 123R, compensation expense for the RSAP was originally recorded at the grant-date fair value and was being amortized over the expected life of the award. Upon adoption of SFAS 123R, the RSAP was classified as an equity award. As of December 31, 2007, there was $11.6 million of unrecognized total stock-based compensation relating to nonvested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 56 months. The weighted-average grant-date fair value of shares granted was $5.9 million, $14.2 million and $3.8 million in 2007, 2006 and 2005, respectively and we have recognized compensation expense of $3.0 million, $2.0 million and $5.3 million in 2007, 2006 and 2005, respectively. The total fair value which is the intrinsic value of the shares vested was $3.3 million, $8.8 million and $4.1 million in 2007, 2006 and 2005, respectively. We have recognized a tax benefit from the vesting of the RSAP of $0.2 million, $1.4 million and $0.2 million in 2007, 2006 and 2005, respectively.

Nonvested restricted share awards as of December 31, 2007 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2006	534,700	$ 40.63
Granted	86,900	82.28
Vested	(229,650)	29.79
Forfeited	(8,650)	67.87
Nonvested at December 31, 2007	383,300	$ 55.95

Stock Options

We issue shares from authorized shares upon the exercise of options or lapsing of vesting restrictions on restricted stock. We have not issued shares out of treasury stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

The following table presents the change in outstanding stock options issued under the Plan and the Director Plan for the years ended December 31, 2007, and 2006. All options outstanding at December 31, 2007 are fully vested.

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life	Average Intrinsic Value - Per Share
Balance as of December 31, 2006	1,640,659	$ 0.01 - 25.00	$ 12.74	5.1	$ 68.26
Options granted	-	-	-
Options exercised	(1,426,135)	7.09 - 25.00	12.94
Options forfeited	(5,000)	18.38 - 19.38	18.58
Balance as of December 31, 2007	209,524	$ 0.01 - 25.00	$ 11.25	2.8	$ 113.47

The total intrinsic value of options exercised during 2007, 2006 and 2005 were $99.2 million, $47.8 million and $11.1 million, respectively. We have recognized a tax benefit from the exercise of the stock options of $28.7 million, $2.9 million and $3.7 million in 2007, 2006 and 2005, respectively.

For the years ended December 31, 2007 and 2006, stock-based compensation expense recognized under SFAS 123R in the income statement is as follows (in thousands):

	December 31,	December 31,
	2007	2006

Cost of sales and services	$ 2,256	$ 1,533
General and administrative	2,411	3,273
Total stock-based compensation expense	$ 4,667	$ 4,806

In 2005, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors approved a modification of all unvested options, whereby, all unvested options then outstanding became fully vested. Prior to the modification, there were stock options covering 322,072 common shares that were unvested, which represented less than 12% of the total number of commons shares subject to stock options that were outstanding. The options were vested in anticipation of the adoption of SFAS 123R as the Option Subcommittee determined that the administrative costs of applying the provisions of SFAS 123R to the few remaining unvested options far exceeded the benefit of allowing these options to vest as originally scheduled under the plans. As a result of the modification, we determined that the increase in the intrinsic value of the unvested options over the original grant price was approximately $7.9 million. In 2005, we recorded $0.1 million of expense, which represents management's estimate of those employees that would receive a benefit by leaving the Company with fully vested options prior to the original vesting date of the option grant. As of December 31, 2007, the actual rate of employees leaving the Company with such a benefit has not exceeded management's initial estimate at December 31, 2005, and no adjustment to expense has been recorded for the difference between the actual benefit rate and the initial benefit estimate.

14. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, are as follows (in thousands):

	Year Ended
	2007	2006	2005

Minority interest	$ 103	$ 120	$ (57)
Gain on sale of assets	(10,354)	(755)	(293)
Equity in loss (income) of affiliates	656	123	(36)
Foreign exchange (gain) loss	(1,413)	(1,443)	1,619
Interest income	(1,282)	(457)	(402)
Gain on involuntary sale of asset	-	(375)	(875)
Gain on insurance recovery	-	(492)	(334)
Other	(3,522)	(2,045)	569
Total other expense (income), net	$ (15,812)	$ (5,324)	$ 191

On October 2, 2007, we moved our administrative and operational offices to a building better suited for our current operating activities in Russia and sold our building in Moscow for approximately $13.1 million which resulted in a gain of $10.2 million.

In 2003, the British government notified us that it would exercise its right of eminent domain thereby involuntarily acquiring the property of one of our operating facilities. Prior to December 31, 2003, we received an initial payment from the British government for $0.6 million as compensation for this property. In 2005, we negotiated and received an additional settlement which resulted in a $0.9 million gain. In the fourth quarter of 2006, we received a final settlement which resulted in a $0.4 million gain in excess of the gain recorded in 2005.

During 2005, a building at our manufacturing plant in Godley, Texas, was damaged by fire, resulting in the loss of the building, some inventory, as well as other business equipment and supplies. We filed claims with our insurance carrier for reimbursement of these costs resulting in a net gain of $0.3 million. In addition, we filed a claim for business interruption costs and the final settlement was reached in 2006, which resulted in a gain of $0.5 million in excess of the gain recorded in 2005.

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

	Year Ended
Losses (gains) by currency	2007	2006	2005

Canadian Dollar	$ (637)	$ (211)	$ (147)
Euro	(374)	(389)	279
Russian Ruble	(562)	(295)	236
Other currencies	160	(548)	1,251
Total losses (gains)	$ (1,413)	$ (1,443)	$ 1,619

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
DECEMBER 31, 2007
Revenues from unaffiliated customers	$ 374,455	$ 244,830	$ 51,255	$ -	$ 670,540
Inter-segment revenues	968	1,132	1,533	(3,633)	-
Segment income	99,864	68,900	14,650	434	183,848
Total assets	241,176	162,864	21,392	79,358	504,790
Capital expenditures	15,693	6,208	908	1,018	23,827
Depreciation and amortization	10,430	5,126	501	3,419	19,476

DECEMBER 31, 2006
Revenues from unaffiliated customers	$ 315,068	$ 223,056	$ 37,565	$ -	$ 575,689
Inter-segment revenues	670	798	454	(1,922)	-
Segment income (loss)	58,049	57,494	8,381	(367)	123,557
Total assets	215,293	162,322	17,813	105,787	501,215
Capital expenditures	15,729	6,495	549	1,642	24,415
Depreciation and amortization	9,143	4,757	464	2,911	17,275

DECEMBER 31, 2005
Revenues from unaffiliated customers	$ 280,979	$ 175,894	$ 26,594	$ -	$ 483,467
Inter-segment revenues	1,946	308	95	(2,349)	-
Segment income (loss)	37,341	30,413	4,035	(10,858)	60,931
Total assets	202,447	151,015	13,145	27,994	394,601
Capital expenditures	9,649	7,559	472	1,415	19,095
Depreciation and amortization	9,606	4,195	474	2,101	16,376

1)"Corporate and other" represents those items that are not directly relating to a particular segment, eliminations and the assets and liabilities of discontinued operations.

We are a Netherlands company and we derive our revenues from services and product sales to customers primarily in the oil and gas industry. No single client accounted for 10% or more of revenues in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for 2007, 2006 and 2005 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries	Consolidated
DECEMBER 31, 2007
Revenues	$ 328,073	$ 72,647	$ 269,820	$ 670,540
Operating income	96,115	31,030	56,703	183,848
Total assets	241,632	43,765	219,393	504,790

DECEMBER 31, 2006
Revenues	$ 271,498	$ 74,910	$ 229,281	$ 575,689
Operating income	65,393	27,774	30,390	123,557
Total assets	250,195	41,427	209,593	501,215

DECEMBER 31, 2005
Revenues	$ 214,843	$ 64,607	$ 204,017	$ 483,467
Operating income	30,693	15,624	14,614	60,931
Total assets	168,470	38,921	187,210	394,601

Revenues are attributed to the country in which the revenue is earned. U.S. revenues derived from exports were approximately $47.1 million, $45.6 million and $35.5 million in 2007, 2006 and 2005, respectively. Operating income and total assets associated with our corporate operations have been included in the results for the United States.

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the $300 million 0.25% convertible debt securities due 2011 issued by Core Laboratories LP on November 6, 2006. Core Laboratories LP is an entity 100% indirectly owned by Core Laboratories N.V.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2007 and 2006, statements of income and the consolidating statements of cash flows for each of the three years in the period ended December 31, 2007 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V. and (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.
Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 6,712	$ 7,818	$ 11,087	$ -	$ 25,617
Accounts receivable, net	114	28,782	108,335	-	137,231
Inventories, net	-	2,681	26,682	-	29,363
Prepaid expenses and other current assets	887	9,901	17,700	-	28,488
	7,713	49,182	163,804	-	220,699

PROPERTY, PLANT AND EQUIPMENT, net	-	21,288	71,750	-	93,038
GOODWILL AND INTANGIBLES, net	46,986	8,652	90,202	-	145,840
INTERCOMPANY RECEIVABLES	25,828	334,793	327,791	(688,412)	-
INVESTMENT IN AFFILIATES	267,943	-	914,018	(1,181,727)	234
DEFERRED TAX ASSET	2,507	25,925	1,726	(4,134)	26,024
OTHER ASSETS	3,634	11,456	3,865	-	18,955
TOTAL ASSETS	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 3,024	$ -	$ 3	$ -	$ 3,027
Accounts payable	2,417	4,581	32,863	-	39,861
Other accrued expenses	1,325	21,057	32,770	-	55,152
	6,766	25,638	65,636	-	98,040

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	-	-	300,000
DEFERRED COMPENSATION	5,688	7,980	412	-	14,080
DEFERRED TAX LIABILITY	4,134	-	-	(4,134)	-
INTERCOMPANY PAYABLES	264,976	66,550	356,886	(688,412)	-
OTHER LONG-TERM LIABILITIES	10,904	8,716	9,421	-	29,041

MINORITY INTEREST	-	-	1,486	-	1,486

TOTAL SHAREHOLDERS' EQUITY	62,143	42,412	1,139,315	(1,181,727)	62,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 136,719	$ 533,821	$ -	$ 670,540
Intercompany revenues	1,281	18,215	128,159	(147,655)	-
Earnings from consolidated affiliates	119,618	-	192,546	(312,164)	-
Total revenues	120,899	154,934	854,526	(459,819)	670,540

OPERATING EXPENSES
Operating costs	1,146	80,638	367,407	-	449,191
General and administrative expenses	8,576	25,225	36	-	33,837
Depreciation and amortization	-	5,504	13,972	-	19,476
Other expense (income), net	(17,297)	(8,921)	113,954	(103,548)	(15,812)

Operating income	128,474	52,488	359,157	(356,271)	183,848
Interest expense	115	2,397	39	-	2,551

Income before income tax expense	128,359	50,091	359,118	(356,271)	181,297
Income tax expense (benefit)	7,254	28,664	24,274	-	60,192

NET INCOME	$ 121,105	$ 21,427	$ 334,844	$ (356,271)	$ 121,105

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 139,192	$ (13,245)	$ (252)	$ -	$ 125,695
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(4,428)	(19,399)	-	(23,827)
Patents and other intangibles	-	(69)	(248)	-	(317)
Acquisitions, net of cash acquired	-	(7,338)	-		(7,338)
Proceeds from sale of assets	-	62	13,727	-	13,789
Premiums on life insurance	-	(2,282)	-	-	(2,282)
Net cash used in investing activities	-	(14,055)	(5,920)	-	(19,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(4,146)	(100)	-	-	(4,246)
Proceeds from debt borrowings	4,516	-	-	-	4,516
Capital lease obligations	-	-	(7)	-	(7)
Stock options exercised	18,454	-	-	-	18,454
Repurchase of common shares	(181,812)	-	-	-	(181,812)
Debt issuance costs	-	(167)	-	-	(167)
Excess tax benefit from stock-based payments	28,936	-	-	-	28,936
Net cash used in financing activities	(134,052)	(267)	(7)	-	(134,326)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,140	(27,567)	(6,179)	-	(28,606)
CASH AND CASH EQUIVALENTS, beginning of period	1,572	35,385	17,266	-	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 6,712	$ 7,818	$ 11,087	$ -	$ 25,617

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 1,572	$ 35,385	$ 17,266	$ -	$ 54,223
Accounts receivable, net	125	19,717	92,213	-	112,055
Inventories, net	-	1,677	28,522	-	30,199
Prepaid expenses and other current assets	495	14,441	14,139	-	29,075
	2,192	71,220	152,140	-	225,552

PROPERTY, PLANT AND EQUIPMENT, net	-	21,654	66,080	-	87,734
GOODWILL AND INTANGIBLES, net	46,986	2,009	90,225	-	139,220
INTERCOMPANY RECEIVABLES	38,390	198,654	351,316	(588,360)	-
INVESTMENT IN AFFILIATES	150,090	-	788,555	(937,755)	890
DEFERRED TAX ASSET	5,815	26,286	13,707	(12,776)	33,032
OTHER ASSETS	3,410	10,460	917	-	14,787
TOTAL ASSETS	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 501,215

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 2,654	$ 100	$ 8	$ -	$ 2,762
Accounts payable	698	7,078	29,684	-	37,460
Other accrued expenses	2,785	18,915	26,998	-	48,698
	6,137	26,093	56,690	-	88,920

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	2	-	300,002
DEFERRED COMPENSATION	5,230	4,920	263	-	10,413
DEFERRED TAX LIABILITY	12,776	-	-	(12,776)	-
INTERCOMPANY PAYABLES	140,376	2,553	445,431	(588,360)	-
OTHER LONG-TERM LIABILITIES	10,528	7,645	10,425	-	28,598

MINORITY INTEREST	-	-	1,446	-	1,446

TOTAL SHAREHOLDERS' EQUITY	71,836	(10,928)	948,683	(937,755)	71,836
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 246,883	$ 330,283	$ 1,462,940	$ (1,538,891)	$ 501,215

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 111,425	$ 464,264	$ -	$ 575,689
Intercompany revenues	388	15,894	114,392	(130,674)	-
Earnings from consolidated affiliates	85,425	-	68,220	(153,645)	-
Total revenues	85,813	127,319	646,876	(284,319)	575,689

OPERATING EXPENSES
Operating costs	827	69,977	377,225	(40,930)	407,099
General and administrative expenses	7,354	25,700	28	-	33,082
Depreciation and amortization	21	5,298	11,956	-	17,275
Other expense (income), net	(10,986)	(13,695)	107,200	(87,843)	(5,324)

Operating income	88,597	40,039	150,467	(155,546)	123,557
Interest expense	709	5,062	71	(37)	5,805

Income before income tax expense	87,888	34,977	150,396	(155,509)	117,752
Income tax expense (benefit)	5,226	13,608	16,256	-	35,090

NET INCOME	$ 82,662	$ 21,369	$ 134,140	$ (155,509)	$ 82,662

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 194,078	$ (95,773)	$ 22,000	$ -	$ 120,305
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(4,892)	(19,523)	-	(24,415)
Patents and other intangibles	-	(66)	(200)	-	(266)
Proceeds from sale of assets	-	333	2,381	-	2,714
Premiums on life insurance	-	(1,628)	-	-	(1,628)
Net cash used in investing activities	-	(6,253)	(17,342)	-	(23,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(28,378)	(103,100)	-	-	(131,478)
Proceeds from debt borrowings	8,000	334,000	-	-	342,000
Capital lease obligations	-	-	(26)	-	(26)
Stock options exercised	14,853	-	-	-	14,853
Repurchase of common shares	(251,088)	-	-	-	(251,088)
Proceeds from sale of warrants	56,500	-	-	-	56,500
Purchase of exchangeable note hedge	-	(86,250)	-	-	(86,250)
Debt issuance costs	-	(6,996)	-	-	(6,996)
Excess tax benefit from stock-based payments	6,255	-	-	-	6,255
Net cash used in financing activities	(193,858)	137,654	(26)	-	(56,230)

NET CHANGE IN CASH AND CASH EQUIVALENTS	220	35,628	4,632	-	40,480
CASH AND CASH EQUIVALENTS, beginning of period	1,352	(243)	12,634	-	13,743
CASH AND CASH EQUIVALENTS, end of period	$ 1,572	$ 35,385	$ 17,266	$ -	$ 54,223

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2005
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 88,083	$ 395,384	$ -	$ 483,467
Intercompany revenues	-	8,924	90,795	(99,719)	-
Earnings from consolidated affiliates	37,236	-	214,074	(251,310)	-
Total revenues	37,236	97,007	700,253	(351,029)	483,467

OPERATING EXPENSES
Operating costs	-	60,049	337,331	(29,257)	368,123
General and administrative expenses	14,530	23,304	12	-	37,846
Depreciation and amortization	37	5,151	11,188	-	16,376
Other expense (income), net	(8,517)	(14,749)	93,872	(70,415)	191

Operating income	31,186	23,252	257,850	(251,357)	60,931
Interest expense	1,080	13,110	146	(47)	14,289

Income before income tax expense	30,106	10,142	257,704	(251,310)	46,642
Income tax expense (benefit)	(1,105)	4,592	11,438	-	14,925

Income from continuing operations	31,211	5,550	246,266	(251,310)	31,717
Discontinued operations	-	-	(506)	-	(506)
NET INCOME	$ 31,211	$ 5,550	$ 245,760	$ (251,310)	$ 31,211

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2005
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 43,058	$ 22,435	$ 9,285	$ -	$ 74,778
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(218)	(4,463)	(14,414)	-	(19,095)
Patents and other intangibles	-	(4)	(99)	-	(103)
Proceeds from sale of assets	-	1,155	2,775	-	3,930
Premiums on life insurance	-	(1,096)	-	-	(1,096)
Net cash used in investing activities	(218)	(4,408)	(11,738)	-	(16,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(9,105)	(99,661)	-	-	(108,766)
Proceeds from debt borrowings	-	82,000	-	-	82,000
Debt issuance costs	-	(488)	-	-	(488)
Capital lease obligations	-	-	(216)	-	(216)
Stock options exercised	8,215	-	-	-	8,215
Repurchase of common shares	(41,446)	-	-	-	(41,446)
Net cash used in financing activities	(42,336)	(18,149)	(216)	-	(60,701)

NET CHANGE IN CASH AND CASH EQUIVALENTS	504	(122)	(2,669)	-	(2,287)
CASH AND CASH EQUIVALENTS, beginning of period	848	(121)	15,303	-	16,030
CASH AND CASH EQUIVALENTS, end of period	$ 1,352	$ (243)	$ 12,634	$ -	$ 13,743

17. DISCONTINUED OPERATIONS

In April 2004, we sold our specialized geophysical and seismic-related assets and business for approximately $18.2 million in cash proceeds in addition to certain assumed liabilities which were part of our Reservoir Management business segment. As a result of the sale of our seismic business we recorded a loss for discontinued operations totaling $15.7 million, net of tax. This loss included charges relating to the impairment of goodwill, certain intangible assets and other long-lived assets and a charge to the provision for doubtful accounts, as well as other working capital adjustments. In 2005, we finalized the terms under the contract for sale of the business through a negotiated payment of $0.5 million, net of taxes.

18. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards ("FAS") No. 157, Fair Value Measurements ("FAS 157"). FAS 157 introduces a new definition of fair value, a fair value hierarchy and new disclosures of assets and liabilities measured at fair value. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB No. 157 ("FAS 157-2"). The FSP amends FAS 157, to delay the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The FSP defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP. We expect the adoption of FAS 157 will not have a significant impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 ("FAS 159"). Under FAS 159, companies can elect to report selected financial assets and liabilities at fair value and will report unrealized gains and losses in earnings at each subsequent reporting date. In addition, FAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 is effective at the beginning of the first fiscal year beginning after November 15, 2007 and is to be applied prospectively, unless the entity elects early adoption. We expect the adoption of FAS 159 will not have a significant impact on our financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("FAS 141R") which replaces FAS No.141, Business Combination. FAS 141R retains the fundamental requirements of FAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. In addition, FAS 141R's scope is broader in that it applies to all transactions and other events in which one entity obtains control over one or more other businesses. FAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008 and early adoption is not allowed. We are currently evaluating the effects that FAS 141R may have on any future business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("FAS 160"). FAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity separate from the parent's equity and the amount of consolidated net income attributable to these noncontrolling interests must also be clearly presented on the Consolidated Statement of Operations. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. FAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects that FAS 160 may have on our financial position and results of operations.

19. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our quarterly financial data for the quarters ended December 31, 2007 and 2006 (in thousands, except per share data).

Quarter ended 2007	December 31	September 30	June 30	March 31

Services and sales revenues	$ 176,359	$ 170,065	$ 168,393	$ 155,723
Cost of services and sales	116,046	112,547	113,349	107,249
Other operating expenses	1,043	11,560	13,144	11,754
Operating income	59,270	45,958	41,900	36,720
Interest expense	670	614	635	632
Income before income tax expense	58,600	45,344	41,265	36,088
Income tax expense	23,074	13,830	12,462	10,826
Net income	$ 35,526	$ 31,514	$ 28,803	$ 25,262

Per share information:
Basic earnings per share	$ 1.53	$ 1.34	$ 1.20	$ 1.08
Diluted earnings per share [1]	$ 1.45	$ 1.29	$ 1.18	$ 1.04

Weighted average common shares outstanding:
Basic	23,223	23,556	23,940	23,430
Diluted	24,530	24,377	24,413	24,322

Quarter ended 2006	December 31	September 30	June 30	March 31

Services and sales revenues	$ 152,811	$ 145,526	$ 140,017	$ 137,335
Cost of services and sales	106,234	100,522	100,195	100,148
Other operating expenses	9,815	11,214	11,205	12,799
Operating income	36,762	33,790	28,617	24,388
Interest expense	1,020	1,930	1,531	1,324
Income before income tax expense	35,742	31,860	27,086	23,064
Income tax expense	10,569	9,476	8,126	6,919
Net income	$ 25,173	$ 22,384	$ 18,960	$ 16,145

Per share information:
Basic earnings per share	$ 1.05	$ 0.88	$ 0.74	$ 0.63
Diluted earnings per share [1]	$ 0.98	$ 0.83	$ 0.70	$ 0.58

Weighted average common shares outstanding:
Basic	23,989	25,304	25,560	25,794
Diluted	25,653	26,951	27,191	27,767

1. The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

Index

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account

(In thousands)

	Balance at	Additions			Balance at
	Beginning	Charged to			End of
	of Period	Expense	Write-offs	Other [1]	Period
Year ended December 31, 2007
Reserve for doubtful accounts	$ 4,340	$ 262	$ (629)	$ 226	$ 4,199

Year ended December 31, 2006
Reserve for doubtful accounts	$ 4,526	$ 623	$ (982)	$ 173	$ 4,340

Year ended December 31, 2005
Reserve for doubtful accounts	$ 6,064	$ 789	$ (2,546)	$ 219	$ 4,526

1)	Comprised primarily of differences due to changes in exchange rate.

Index

Exhibit 10.24

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

Exhibit 21.1

Subsidiaries of the Registrant

Co. No.	Name	Legal Seat	Ownership %
21	Core Laboratories Resources N.V.	Curacao, Netherlands Antilles	100%
23	Core Laboratories International Licensing N.V.	Curacao, Netherlands Antilles	100%
25	Core Laboratories International Trading N.V.	Curacao, Netherlands Antilles	100%
27	Core Laboratories I.P. Inc.	Delaware, United States	100%
35	Core Laboratories Holding Inc.	Delaware, United States	100%
48	Core Laboratories Middle East Services B.V.	Rotterdam, The Netherlands	100%
49	Core Export Sales, Inc.	Bridgetown, Barbados	100%
50	Core Laboratories LP	Delaware, United States	100%
52	Core Laboratories Canada Limited	Alberta, Canada	100%
53	PT Corelab Indonesia	Jakarta, Indonesia	70%
55	Core Laboratories SDN BHD	Kuala Lumpur, Malaysia	100%
56	Core Laboratories Australia PTY LTD	Perth, Australia	100%
62	Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
63	Core Laboratories Sales N.V.	Curacao, Netherlands Antilles	100%
64	Core Laboratories (U.K.) Limited	London, United Kingdom	100%
65	Core Laboratories Netherlands B.V.	Amsterdam, The Netherlands	100%
66	Corelab Nigeria Limited	Lagos, Nigeria	100%
70	Core Laboratories Venezuela S.A.	Caracas, Venezuela	100%
73	Core Laboratories Corporate Holding B.V.	Amsterdam, The Netherlands	100%
74	Corelab Brasil Ltda	Rio de Janeiro, Brazil	100%
76	Abdullah Fuad Core Laboratory Company	Saudi Arabia	51%
100	Saybolt International B.V.	Rotterdam, The Netherlands	100%
101	Saybolt Holding B.V.	Rotterdam, The Netherlands	100%
102	Saybolt Denmark A/S	Copenhagen, Denmark	100%
103	Saybolt van Duyn GmbH	Essen, Germany	100%
104	Saybolt Espana S.A.	Madrid, Spain	100%
105	Saybolt Estonia Ltd.	Tallinn, Estonia	100%
106	Saybolt Finland Oy	Hamina, Finland	100%
108	Saybolt Italia S.R.L.	Siracusa, Italy	100%
109	Saybolt Malta Ltd.	Kalafran, Malta	100%
111	Saybolt Greece, Ltd.	Athens, Greece	100%
112	Saybolt (Portugal) Inspeccao de Productos Petroliferos, Lda.	Lisbon, Portugal	100%
115	Saybolt South Africa PTY LTD	Cape Town, South Africa	73%
116	Saybolt Sweden AB	Gothenburg, Sweden	100%
117	Saybolt Thailand Ltd.	Bangkok, Thailand	100%
118	Saybolt United Kingdom Ltd.	Purfleet, United Kingdom	100%
120	Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
122	Saybolt North America B.V.	Rotterdam, The Netherlands	100%
123	Saybolt de Mexico S.A. de C.V.	Coatzacoalcos, Mexico	100%
130	Saybolt LP	Delaware, United States	100%
132	Core Laboratories Panama, S.A.	Panama City, Panama	100%
133	E.W. Saybolt & Co. (Cayman) Ltd.	Grand Cayman	100%
134	Saybolt Analyt Holding B.V.	Rotterdam, The Netherlands	100%
137	Saybolt Evrasia ZAO	Moscow, Russia Federation	100%
138	Saybolt−Ukraine	Odessa, Ukraine	100%
139	Saybolt Bulgaria Ltd.	Bourgas, Bulgaria	100%
141	Saybolt Baltija, Ltd.	Klaipeda, Lithuania	100%
142	Saybolt Latvia	Ventspils, Latvia	100%
144	E.W. Saybolt Co N.V.	St. Eustatius, Netherland Antilles	100%
148	Saybolt Bahamas Ltd.	Freeport, Bahamas	100%
151	Saybolt de Costa Rica, S.A.	San Jose, Costa Rica	99%
152	Saybolt West Indies N.V.	Kingston, Jamaica	100%
153	Saybolt Colombia Ltda.	Barranquilla, Colombia	95%
155	Saybolt Aruba N.V.	Aruba	100%
156	Saybolt Bonaire N.V.	Bonaire, Netherlands Antilles	100%
157	Saybolt Caribbean N.V.	Aruba	100%
158	Saybolt Curacao N.V.	Curacao, Netherlands Antilles	100%
159	Saybolt Trinidad & Tobago Ltd.	Marabella, Trinidad	100%
160	Saybolt Eastern Hemisphere B.V.	Rotterdam, The Netherlands	100%
165	Saybolt (M) SDN BHD	Kuala Lumpur, Malaysia	40%
166	PT Citra Wosaji Indonesia	Jakarta, Indonesia	65%
170	Saybolt Azerbaijan, Ltd.	Baku, Azerbaijan	100%
171	Saybolt Azerbaijan B.V.	Rotterdam, The Netherlands	50%
172	Beheersmaatschappij Het Scheur BV	Rotterdam, The Netherlands	100%
175	Core Laboratories El Salvador S.A. de C.V.	San Salvador, El Salvador	100%
177	Saybolt Belgium	Antwerp, Belgium	100%
179	Saybolt (Tianjin) Meteorology & Inspection Company Ltd.	Tianjin, China	100%
181	Saybolt Latin America Holding B.V.	Rotterdam, The Netherlands	100%
183	Core Laboratories Angola Ltd.	Luanda, Angola	100%
184	Saybolt Inspection Services India Private Limited	Mumbai, India	100%
188	Saybolt (Singapore) PTE LTD	Singapore	100%
190	Core Laboratories (H.K.) Limited	Hong Kong	100%
192	Quantoil Ltd.	London, United Kingdom	100%
195	E.W. Saybolt & Co. S.A.	Panama City, Panama	100%
200	Owen Oil Tools LP	Texas, United States	100%
204	Owen Oil Tools de Mexico, S.A. de C.V.	Tabasco, Mexico	100%
205	Owen Oil Tools de Venezuela, C.A.	Anaco, Anzoategui, Venezuela	100%
210	Owen Compliance Services, Inc.	Texas, United States	100%
212	Owen de Mexico S.A. de C.V.	Mexico City, Mexico	100%
213	Owen Oil Tools (U.K.) Ltd.	Croydon, United Kingdom	100%
219	Owen Oil Tools Argentina, S.A.	Buenos Aires, Argentina	100%
226	Core Laboratories LLP (Kazakhstan)	Aktau, Kazakhstan	100%
260	Petroleum Analysts ZAO	Moscow, Russia Federation	100%
261	OOO Lab Technics	Moscow, Russia Federation	100%
262	Saybolt Belarus	Minsk, Belarus	100%
270	Saybolt Test OOO	Bashkortostan, Russian Federation	100%
273	Saybolt Armenia	Yerevan, Armenia	100%
277	SP TOO Saybolt Kazakhstan	Almaty, Kazakhstan	90%
278	Saybolt Mongol HHK	Mongolia	100%
290	Core Lab de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
292	Core Lab Operations S.A. de C.V.	Mexico City, Mexico	100%
293	ProTechnics de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
294	Core Lab Services S.A. de C.V.	Mexico City, Mexico	100%
297	Core Lab Petroleum Services S.A. de C.V.	Mexico City, Mexico	99%
298	Core Lab Executives S.A. de C.V.	Mexico City, Mexico	99%
325	Stim-Lab, Inc.	Oklahoma, United States	100%
350	Core Laboratories Global N.V.	Curacao, Netherlands Antilles	100%
370	Coherence Technology Company, Inc.	Colorado, United States	100%
375	CTC Pulsonic Nigeria Limited	Lagos, Nigeria	80%
381	Production Enhancement Corporation	Delaware, United States	100%
391	PENCOR International Ltd.	Jersey, Channel Islands	100%
400	Coreton Limited	Croydon, United Kingdom	100%
411	FE & FEFH Holding, Inc.	Alberta, Canada	100%
-	Saybolt Tunisie	Tunis, Tunisia	49%
-	Saybolt Med	Tunisia	49%
-	Saybolt Saudi Arabia Ltd.	Saudi Arabia	45%
-	Core Laboratories Malta Holding Limited	Malta	99%
-	Core Laboratories Malta Limited	Malta	99%
-	Saybolt Maroc	Morocco	49%
-	Shanghai SIC - Saybolt Commodities Surveying Co Ltd.	China	50%

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-73772 and 333-73774) and Form S-3 (No. 333-139506-01) of Core Laboratories N.V. of our report dated February 21, 2008 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Houston, Texas

February 21, 2008