Form 10-Q
period 2008-03-31
CORE LABORATORIES N V
filed 2008-05-12
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of common shares of the Registrant, par value EUR 0.04 per share, outstanding at May 8, 2008 was 22,987,532.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 28,527	$ 25,617
Accounts receivable, net of allowance for doubtful accounts of $4,463 and
$4,199 at 2008 and 2007, respectively	146,736	137,231
Inventories, net	31,613	29,363
Prepaid expenses and other current assets	37,807	28,488
TOTAL CURRENT ASSETS	244,683	220,699

PROPERTY, PLANT AND EQUIPMENT, net	92,850	93,038
INTANGIBLES, net	6,984	7,040
GOODWILL	138,800	138,800
DEFERRED TAX ASSET	20,110	26,024
OTHER ASSETS	19,481	19,189
TOTAL ASSETS	$ 522,908	$ 504,790

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 1,906	$ 3,027
Accounts payable	35,690	39,861
Accrued payroll and related costs	27,156	25,689
Taxes other than payroll and income	8,720	8,820
Unearned revenues	9,537	9,130
Other accrued expenses	10,468	11,513
TOTAL CURRENT LIABILITIES	93,477	98,040

LONG-TERM DEBT	300,000	300,000
DEFERRED COMPENSATION	14,080	14,080
OTHER LONG-TERM LIABILITIES	39,182	29,041
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	1,588	1,486

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 23,252,659 issued and 22,984,280 outstanding at 2008
and 23,080,949 issued and 23,065,949 outstanding at 2007	1,310	1,300
Additional paid-in capital	11,890	-
Retained earnings	91,829	62,496
Accumulated other comprehensive income	246	226
Treasury shares (at cost), 268,379 at 2008 and 15,000 at 2007	(30,694)	(1,879)
TOTAL SHAREHOLDERS' EQUITY	74,581	62,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 522,908	$ 504,790

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Three Months Ended March 31,
	2008	2007
	(Unaudited)
REVENUES:
Services	$ 138,409	$ 116,965
Product Sales	41,028	38,758
	179,437	155,723
OPERATING EXPENSES:
Cost of services	91,159	79,854
Cost of sales	28,314	27,395
General and administrative expenses	8,289	8,039
Depreciation	5,097	4,486
Amortization	142	92
Other expense (income), net	2,168	(863)
OPERATING INCOME	44,268	36,720
Interest expense	644	632
Income before income tax expense	43,624	36,088
Income tax expense	14,291	10,826
NET INCOME	$ 29,333	$ 25,262

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 1.28	$ 1.08

Diluted earnings per share	$ 1.22	$ 1.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,982	23,430

Diluted	23,998	24,322

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three Months Ended March 31,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 29,333	$ 25,262
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	210	361
Inventory obsolescence	41	51
Equity in loss (income) of affiliates	(55)	-
Minority interest	103	(76)
Stock-based compensation	827	1,148
Depreciation and amortization	5,239	4,578
Debt issuance costs amortization	370	623
Gain on sale of assets	(1,284)	(48)
Realization of pension obligation	20	18
Increase in value of life insurance policies	725	(106)
Deferred income taxes	2,863	177
Changes in assets and liabilities, net of effect of dispositions:
Accounts receivable	(9,714)	(11,144)
Inventories	(2,292)	(2,334)
Prepaid expenses and other current assets	(6,363)	59
Other assets	(1,281)	(134)
Accounts payable	(4,171)	(3,946)
Accrued expenses	729	(608)
Other long-term liabilities	10,140	5,277
Net cash provided by operating activities	25,440	19,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,618)	(3,427)
Patents and other intangibles	(86)	(45)
Proceeds from sale of assets	2,467	76
Premiums on life insurance	(430)	(764)
Net cash used in investing activities	(3,667)	(4,160)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(6,120)	(982)
Proceeds from debt borrowings	5,000	-
Capital lease obligations	(1)	(1)
Stock options exercised	633	16,918
Excess tax benefits from stock-based compensation	10,440	2,609
Debt issuance costs	-	(152)
Repurchase of common shares	(28,815)	(58,624)
Net cash used in financing activities	(18,863)	(40,232)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,910	(25,234)
CASH AND CASH EQUIVALENTS, beginning of period	25,617	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 28,527	$ 28,989

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2008 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2008.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2007 was derived from the 2007 audited consolidated financial statements but does not include all disclosures in accordance with GAAP.

References to "Core Lab", "we", "our", and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Finished goods	$ 22,381	$ 21,795
Parts and materials	8,241	6,433
Work in progress	991	1,135
Total inventories, net	$ 31,613	$ 29,363

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the three months ended March 31, 2008. The composition of goodwill by business segment at March 31, 2008 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2007.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Senior exchangeable notes	$ 300,000	$ 300,000
Capital lease obligations	2	3
Other indebtedness	1,904	3,024
Total debt and capital leases obligations	301,906	303,027
Less - short-term debt included in other indebtedness	1,904	3,024
Less - current maturities of long-term debt and capital lease obligations	2	3
Long-term debt and capital lease obligations	$ 300,000	$ 300,000

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes due 2011 (the "Notes"). The Notes bear interest at a rate of 0.25% per year paid on a bi-annual basis and are fully and unconditionally guaranteed by Core Laboratories N.V. The Notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at an initial conversion rate of 10.5533 per $1,000 principal amount of notes. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. %. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $11.6 million at March 31, 2008 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at March 31, 2008 was $88.4 million.

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

The following table summarizes the components of net periodic pension cost under this plan for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Service cost	$ 286	$ 291
Interest cost	338	266
Expected return on plan assets	(306)	(243)
Unrecognized pension obligation/(asset), net	(25)	(22)
Prior service cost	45	40
Net periodic pension cost	$ 338	$ 332

During the three months ended March 31, 2008, we contributed approximately $1.1 million, as determined by the insurance company, to fund the estimated 2008 premiums on investment contracts held by the plan.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 ("SFAS 157") Fair Value Measurements for financial assets and liabilities. We have not adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities for those measured on a nonrecurring basis as the adoption date has been deferred until January 1, 2009 pursuant to Financial Accounting Standards Board Staff Position No. 157-2. The application of FAS 157 to the Company's nonfinancial assets and liabilities will primarily be limited to asset impairments including Goodwill and this application is not expected to have a material impact to the Company. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes. On a recurring basis, we use the market approach to value certain liabilities at fair value at quoted prices in an active market (Level 1) and certain assets and liabilities using significant other observable inputs (Level 2). We do not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expenses in the Consolidated Statement of Operations. The following table summarizes the fair value balances (in thousands):

Fair Value Measurement at March 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Equity and other investment fund assets	$ 4,562	$ -	$ 4,562	$ -

Liabilities:
Deferred compensation plan	$ 7,553	$ 3,740	$ 3,813	$ -

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended. The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the deferred compensation plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value. The benefits under these contracts are fully vested and payment of benefits generally commences as soon as practicable after the last day of the calendar quarter during which the participant terminated employment.

6. COMMITMENTS AND CONTINGENCIES

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

In 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result a charge to income of $5.0 million was recorded in the Consolidated Statement of Operations to Other Expense (Income), net. This adjustment requires judgment, assumptions and estimations to quantify the uncertainties related to this contingent liability. Management has concluded the adjustment relates to prior periods, however as the amounts are not material, no prior periods have been restated. The contingent liability is included in Other Long-term Liabilities in the Consolidated Balance Sheet. Management will continue to assess on a quarterly basis the probable outcome of the settlement of these taxes. The ultimate settlement amount and timing of this contingent liability is uncertain, and could possibly expose the Company to expenses of approximately $20.0 million in excess of our current estimate.

7. SHAREHOLDERS' EQUITY

During the three months ended March 31, 2008, we repurchased 253,379 of our common shares for $28.8 million, at an average price of $113.72 per share which included rights to 44,512 shares valued at $5.0 million, or $112.14 per share, were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of their personal tax burdens that may result from the issuance of common shares under this plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as to use for future acquisitions, for settlement of employee stock awards as they vest, or possible conversion of the Notes.

For the three months ended March 31, 2008, we issued 42,160 of our common shares associated with stock option exercises for which we received proceeds of approximately $0.6 million.

During the three month period ended March 31, 2008, we recognized tax benefits of $10.4 million, relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

Comprehensive Income

The components of other comprehensive income consisted of the following (in thousands):

	March 31,
	2008	2007
	(Unaudited)
Net income	$ 29,333	$ 25,262
Realization of pension obligation	20	18
Total comprehensive income	$ 29,353	$ 25,280

Accumulated Other Comprehensive Income consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(Unaudited)
Prior service cost	$ (1,163)	$ (1,208)
Transition asset	494	519
Unrecognized net actuarial loss	915	915
Total accumulated other comprehensive income	$ 246	$ 226

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

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Weighted average basic common shares outstanding	22,982	23,430
Effect of dilutive securities:
Stock options	153	664
Contingent shares	64	121
Restricted stock and other	137	107
Senior exchangeable notes	662	-
Weighted average diluted common and potential common shares outstanding	23,998	24,322

In 2006, we sold warrants that give the holders the right to acquire approximately 3.2 million of our common shares at an exercise price of $127.56 per share.  These warrants could have a dilutive impact on our earnings per share if the share price exceeds the strike price of the warrants.

9. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, were as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Minority interest	$ 103	$ (76)
Gain on sale of assets	(1,284)	(48)
Foreign exchange (gain) loss	(746)	18
Interest income	(108)	(411)
Non-income tax accrual	5,030	-
Other	(827)	(346)
Total other expense (income), net	$ 2,168	$ (863)

In 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result a charge to income of $5.0 million was recorded. Additionally, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Canadian Dollar	$ 215	$ 106
Euro	(586)	(38)
Russian Ruble	(157)	(40)
Other currencies	(218)	(10)
Total (gain) loss	$ (746)	$ 18

10. SEGMENT REPORTING

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

Summarized financial information relating to our business segments is shown in the following tables (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2008
Revenues from unaffiliated customers	$ 100,501	$ 67,024	$ 11,912	$ -	$ 179,437
Inter-segment revenues	233	193	315	(741)	-
Segment operating income (loss)	23,017	21,941	4,227	(4,917)	44,268
Total assets	248,200	172,796	22,385	79,527	522,908
Capital expenditures	3,315	2,172	97	34	5,618
Depreciation and amortization	2,929	1,386	153	771	5,239

Three Months Ended March 31, 2007
Revenues from unaffiliated customers	$ 83,163	$ 58,807	$ 13,753	$ -	$ 155,723
Inter-segment revenues	167	205	291	(663)	-
Segment operating income	16,773	16,052	3,697	198	36,720
Total assets	219,681	166,627	19,358	82,544	488,210
Capital expenditures	2,570	606	89	162	3,427
Depreciation and amortization	2,372	1,284	127	795	4,578

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the Notes issued by Core Laboratories LP in 2006. Core Laboratories LP is a 100% indirectly owned subsidiary of Core Laboratories N.V.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, statements of income and the consolidating statements of cash flows for each of the quarters ended March 31, 2008 and 2007 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V. and (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets

(In thousands)	March 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 2,137	$ 12,195	$ 14,195	$ -	$ 28,527
Accounts receivable, net	187	32,761	113,788	-	146,736
Inventories, net	-	3,377	28,236	-	31,613
Prepaid expenses and other current assets	589	12,979	24,239	-	37,807
	2,913	61,312	180,458	-	244,683

PROPERTY, PLANT AND EQUIPMENT, net	-	21,362	71,488	-	92,850
GOODWILL AND INTANGIBLES, net	46,986	8,573	90,225	-	145,784
INTERCOMPANY RECEIVABLES	58,905	277,779	351,410	(688,094)	-
INVESTMENT IN AFFILIATES	299,104	-	1,032,902	(1,331,717)	289
DEFERRED TAX ASSET	2,982	20,058	-	(2,930)	20,110
OTHER ASSETS	3,276	10,685	5,231	-	19,192
TOTAL ASSETS	$ 414,166	$ 399,769	$ 1,731,714	$ (2,022,741)	$ 522,908

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 1,904	$ -	$ 2	$ -	$ 1,906
Accounts payable	1,221	4,525	29,944	-	35,690
Other accrued expenses	3,974	10,213	41,694	-	55,881
	7,099	14,738	71,640	-	93,477

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	-	-	300,000
DEFERRED COMPENSATION	5,879	7,744	457	-	14,080
DEFERRED TAX LIABILITY	-	324	2,606	(2,930)	-
INTERCOMPANY PAYABLES	309,590	10,189	368,315	(688,094)	-
OTHER LONG-TERM LIABILITIES	17,017	12,490	9,675	-	39,182

MINORITY INTEREST	-	-	1,588	-	1,588

TOTAL SHAREHOLDERS' EQUITY	74,581	54,284	1,277,433	(1,331,717)	74,581
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 414,166	$ 399,769	$ 1,731,714	$ (2,022,741)	$ 522,908

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 6,712	$ 7,818	$ 11,087	$ -	$ 25,617
Accounts receivable, net	114	28,782	108,335	-	137,231
Inventories, net	-	2,681	26,682	-	29,363
Prepaid expenses and other current assets	887	9,901	17,700	-	28,488
	7,713	49,182	163,804	-	220,699

PROPERTY, PLANT AND EQUIPMENT, net	-	21,288	71,750	-	93,038
GOODWILL AND INTANGIBLES, net	46,986	8,652	90,202	-	145,840
INTERCOMPANY RECEIVABLES	25,828	334,793	327,791	(688,412)	-
INVESTMENT IN AFFILIATES	267,943	-	914,018	(1,181,727)	234
DEFERRED TAX ASSET	2,507	25,925	1,726	(4,134)	26,024
OTHER ASSETS	3,634	11,456	3,865	-	18,955
TOTAL ASSETS	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 3,024	$ -	$ 3	$ -	$ 3,027
Accounts payable	2,417	4,581	32,863	-	39,861
Other accrued expenses	1,325	21,057	32,770	-	55,152
	6,766	25,638	65,636	-	98,040

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	-	-	300,000
DEFERRED COMPENSATION	5,688	7,980	412	-	14,080
DEFERRED TAX LIABILITY	4,134	-	-	(4,134)	-
INTERCOMPANY PAYABLES	264,976	66,550	356,886	(688,412)	-
OTHER LONG-TERM LIABILITIES	10,904	8,716	9,421	-	29,041

MINORITY INTEREST	-	-	1,486	-	1,486

TOTAL SHAREHOLDERS' EQUITY	62,143	42,412	1,139,315	(1,181,727)	62,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

Condensed Consolidating Statements of Operations

(In thousands)	Quarter Ended March 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 39,665	$ 139,772	$ -	$ 179,437
Intercompany revenues	267	3,852	32,669	(36,788)	-
Earnings from consolidated affiliates	38,137	-	95,282	(133,419)	-
Total revenues	38,404	43,517	267,723	(170,207)	179,437

OPERATING EXPENSES
Operating costs	297	21,161	98,015	-	119,473
General and administrative expenses	3,520	4,766	3	-	8,289
Depreciation and amortization	-	1,372	3,867	-	5,239
Other expense (income), net	4,537	823	21,936	(25,128)	2,168

Operating income	30,050	15,395	143,902	(145,079)	44,268
Interest expense	36	608	-	-	644

Income before income tax expense	30,014	14,787	143,902	(145,079)	43,624
Income tax expense (benefit)	681	2,915	10,695	-	14,291

NET INCOME	$ 29,333	$ 11,872	$ 133,207	$ (145,079)	$ 29,333

Condensed Consolidating Statements of Cash Flows

(In thousands)	Quarter Ended March 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 14,287	$ 6,238	$ 4,915	$ -	$ 25,440
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,636)	(1,982)	-	(5,618)
Patents and other intangibles	-	(22)	(64)	-	(86)
Proceeds from sale of assets	-	2,227	240	-	2,467
Premiums on life insurance	-	(430)	-	-	(430)
Net cash used in investing activities	-	(1,861)	(1,806)	-	(3,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(1,120)	(5,000)	-	-	(6,120)
Proceeds from debt borrowings	-	5,000	-	-	5,000
Capital lease obligations	-	-	(1)	-	(1)
Stock options exercised	633	-	-	-	633
Repurchase of common shares	(28,815)	-	-	-	(28,815)
Excess tax benefit from stock-based payments	10,440	-	-	-	10,440
Net cash used in financing activities	(18,862)	-	(1)	-	(18,863)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,575)	4,377	3,108	-	2,910
CASH AND CASH EQUIVALENTS, beginning of period	6,712	7,818	11,087	-	25,617
CASH AND CASH EQUIVALENTS, end of period	$ 2,137	$ 12,195	$ 14,195	$ -	$ 28,527

Condensed Consolidating Statements of Operations

(In thousands)	Quarter Ended March 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 29,987	$ 125,736	$ -	$ 155,723
Intercompany revenues	260	4,510	18,380	(23,150)	-
Earnings from consolidated affiliates	30,276	-	-	(30,276)	-
Total revenues	30,536	34,497	144,116	(53,426)	155,723

OPERATING EXPENSES
Operating costs	314	18,771	88,164	-	107,249
General and administrative expenses	1,607	6,432	-	-	8,039
Depreciation and amortization	-	1,301	3,277	-	4,578
Other expense (income), net	45	1,852	20,380	(23,140)	(863)

Operating income	28,570	6,141	32,295	(30,286)	36,720
Interest expense	37	594	11	(10)	632

Income before income tax expense	28,533	5,547	32,284	(30,276)	36,088
Income tax expense (benefit)	3,271	3,325	4,230	-	10,826
NET INCOME	$ 25,262	$ 2,222	$ 28,054	$ (30,276)	$ 25,262

Condensed Consolidating Statements of Cash Flows

(In thousands)	Quarter Ended March 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 39,215	$ (18,249)	$ (1,808)	$ -	$ 19,158
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(912)	(2,515)	-	(3,427)
Patents and other intangibles		(9)	(36)	-	(45)
Proceeds from sale of assets	-	2	74	-	76
Premiums on life insurance	-	(764)	-	-	(764)
Net cash used in investing activities	-	(1,683)	(2,477)	-	(4,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(982)	-	-	-	(982)
Capital lease obligations	-	-	(1)	-	(1)
Stock options exercised	16,918	-	-	-	16,918
Repurchase of common shares	(58,624)	-	-	-	(58,624)
Debt issuance costs	-	(152)	-	-	(152)
Excess tax benefits from stock-based payments	2,609	-	-	-	2,609
Net cash used in financing activities	(40,079)	(152)	(1)	-	(40,232)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(864)	(20,084)	(4,286)	-	(25,234)
CASH AND CASH EQUIVALENTS, beginning of period	1,572	35,385	17,266	-	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 708	$ 15,301	$ 12,980	$ -	$ 28,989

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R") which replaces SFAS No.141, Business Combination. SFAS 141R retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. In addition, SFAS 141R's scope is broader in that it applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008 and early adoption is not allowed. We are currently evaluating the effects that SFAS 141R may have on any future business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity separate from the parent's equity and the amount of consolidated net income attributable to these noncontrolling interests must also be clearly presented on the Consolidated Statement of Operations. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects that SFAS 160 may have on our financial position and results of operations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2008 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

General

Core Laboratories N.V. is a Netherlands limited liability company. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management products and services to the oil and gas industry. These products and services can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 4,900 people worldwide.

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as the other reports and registration statements filed by us with the SEC.

Outlook

We continue our efforts to expand our market presence by opening facilities in strategic areas and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on current market conditions. Based on discussions with our clients and our view of the industry, we anticipate that in 2008 spending by our international clients will increase approximately 20% while we expect North American spending to be relatively flat. Attaining our internal targets is dependent on, among other things, oilfield activity sustained at current levels.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended March 31,				% Change
	2008		2007		2008/2007
REVENUES:
Service	$138,409	77%	$116,965	75%	18%
Product sale	41,028	23%	38,758	25%	6%
Total revenue	179,437	100%	155,723	100%	15%
OPERATING EXPENSES:
Cost of services*	91,159	66%	79,854	68%	14%
Cost of sales*	28,314	69%	27,395	71%	3%
Total cost of services and sales	119,473	67%	107,249	69%	11%
General and administrative expenses	8,289	5%	8,039	5%	3%
Depreciation and amortization	5,239	3%	4,578	3%	14%
Other expense (income), net	2,168	1%	(863)	(1%)	(351%)
Operating income	44,268	25%	36,720	24%	21%
Interest expense	644	-	632	-	2%
Income before income tax expense	43,624	24%	36,088	23%	21%
Income tax expense	14,291	8%	10,826	7%	32%
NET INCOME	$ 29,333	16%	$ 25,262	16%	16%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007 (unaudited)

Service Revenues

Service revenues increased to $138.4 million for the first quarter of 2008, up 18% when compared to $117.0 million for the first quarter of 2007. This increase in revenue was largely attributable to an increase in worldwide oilfield activities, acceptance of recently introduced services by our customers and continued demand for our reservoir optimizing technologies in several North American projects related to oil sands, tight-gas sands, and shale reservoirs. The revenue growth was also driven, in part, by the continued expansion of our worldwide deepwater analysis projects.

Product Sale Revenues

Revenues associated with product sales increased to $41.0 million for the first quarter of 2008, up 6% from $38.8 million for the first quarter of 2007. This increase was primarily the result of continued market acceptance and penetration of new reservoir optimizing technologies introduced in 2007 coupled with the continued increase in drilling activity on a global basis, but more specifically for natural gas in the North American markets which resulted in higher demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of service revenue improved to 66% for the quarter ended March 31, 2008, down from 68% for the corresponding quarter in 2007. The decline in the cost of services relative to service revenue was primarily as a result of higher incremental margins earned on increased revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 69% for the quarter ended March 31, 2008, which was an improvement from the 71% for the same period in 2007. The decrease in cost of sales as a percentage of product sale revenues for 2008 was primarily due to the growing demand for our new technologies which are our higher margin products, from an overall increase in sales, continued efforts to enhance our manufacturing efficiencies and improved inventory management.

General and Administrative Expenses

General and administrative expenses were relatively flat at $8.3 million for the first quarter of 2008 compared to $8.0 million for the first quarter of 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense of $5.2 million for the first quarter of 2008 increased $0.6 million, from $4.6 million for the first quarter of 2007. This increase in depreciation and amortization expense was primarily due to an increase in capital expenditures as we continue to grow the company.

Other Expense (Income), Net

Other expense (income), net consisted of the following at March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Minority interest	$ 103	$ (76)
Gain on sale of assets	(1,284)	(48)
Foreign exchange (gain) loss	(746)	18
Interest income	(108)	(411)
Non-income tax accrual	5,030	-
Other	(827)	(346)
Total other expense (income), net	$ 2,168	$ (863)

In 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result a charge to income of $5.0 million was recorded. Additionally, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Canadian Dollar	$ 215	$ 106
Euro	(586)	(38)
Russian Ruble	(157)	(40)
Other currencies	(218)	(10)
Total (gain) loss	$ (746)	$ 18

Income Tax Expense

The effective tax rates for the first quarter of 2008 and 2007 were 32.8% and 30.0%, respectively.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the quarters ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Revenues:	(Unaudited)
Reservoir Description	$ 100,501	$ 83,163
Production Enhancement	67,024	58,807
Reservoir Management	11,912	13,753
Consolidated	$ 179,437	$ 155,723

Operating income (loss):
Reservoir Description	$ 23,017	$ 16,773
Production Enhancement	21,941	16,052
Reservoir Management	4,227	3,697
Corporate and Other[1]	(4,917)	198
Consolidated	$ 44,268	$ 36,720

1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

Revenues from the Reservoir Description segment increased $17.3 million, to $100.5 million in the first quarter of 2008, compared to $83.2 million in the first quarter of 2007. The revenue increase resulted from unprecedented demand for our reservoir rock and especially for our reservoir fluids characterization services in the Middle East, Asia and Europe and our reservoir optimizing technologies in several North American projects related to the Canadian oil sands, tight gas sands and multiple gas-shale reservoirs. The revenue growth was also driven, in part, by the continued expansion of worldwide deepwater projects.

Operating income in the first quarter of 2008 increased by 37% or $6.2 million to $23.0 million compared to $16.8 million for the first quarter of 2007. Increases in operating income were primarily due to higher incremental margins earned from increased sales over our relatively fixed cost structure. Operating margins for the quarter ended March 31, 2008 were 23% compared to 20% for the same period in 2007.

Production Enhancement

Revenues from the Production Enhancement segment increased $8.2 million to $67.0 million in the first quarter of 2008 as compared to $58.8 million in the first quarter in 2007. The primary reason for the increase in our revenues in this segment has been the further improvement in market penetration and client acceptance of our well perforating and completion products and fracture diagnostic services.

Operating income in the first quarter of 2008 increased by 37% or $5.9 million to $21.9 million from $16.1 million for the first quarter of 2007. Operating margins increased to 33% in the first quarter of 2008 compared to 27% for the same period in 2007. These margin improvements were primarily due to increased market penetration of higher-margin services and products including new enhanced recovery technology, such as our SpectraScan™ and SpectraChem™ tracer service and our new SuperHERO™ perforating charges and gun systems.

Reservoir Management

Revenues from the Reservoir Management segment decreased $1.8 million in the first quarter of 2008 as compared to the first quarter of 2007. The decrease in revenue was a result of the culmination of several large projects in the first quarter of 2007.

Operating income in the first quarter of 2008 increased 14% to $4.2 million from $3.7 million for the first quarter of 2007. The increase was primarily due to the continued expansion of the multi-client reservoir study sales in the U.S. and new studies being performed including a gas-shale study focused in the Appalachian region and a study on tight gas sands in the Middle East region.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the three month period ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Free cash flow calculation:	(unaudited)
Net cash provided by operating activities	$ 25,440	$ 19,158
Less: capital expenditures	5,618	3,427
Free cash flow	$ 19,822	$ 15,731

The increase in free cash flow in 2008 compared to 2007 was due to a higher net income partially offset by an increase in capital expenditures. Additionally, working capital, excluding cash, increased at a reduced rate in the first quarter of 2008 as compared to first quarter of 2007, and therefore had less of an impact on cash flow in the current year. At March 31, 2008 and December 31, 2007, we had working capital of $151.2 million and $122.7 million, respectively.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2008 and 2007 (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash provided by/(used in):	(unaudited)
Operating activities	$ 25,440	$ 19,158
Investing activities	(3,667)	(4,160)
Financing activities	(18,863)	(40,232)
Net change in cash and cash equivalents	$ 2,910	$ (25,234)

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income along with a decrease in prepaid expenses and an increase in accrued liabilities and other long-term liabilities due to timing of payments.

The decrease in cash flows used in financing activities related primarily to the number of shares repurchased under our common share repurchase program. In the first three months of 2008, we repurchased 253,379 shares for an aggregate price of $28.8 million compared to 743,650 shares for an aggregate price of $58.6 million during the three months ended March 31, 2007. The decrease in cash flows used in financing activities was also attributable to a decrease in stock options exercised in 2008 as compared to 2007 of $16.3 million.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $11.6 million at March 31, 2008 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at March 31, 2008 was $88.4 million.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at March 31, 2008. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R") which replaces SFAS No.141, Business Combination. SFAS 141R retains the fundamental requirements of SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. In addition, SFAS 141R's scope is broader in that it applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008 and early adoption is not allowed. We are currently evaluating the effects that SFAS 141R may have on any future business combinations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity separate from the parent's equity and the amount of consolidated net income attributable to these noncontrolling interests must also be clearly presented on the Consolidated Statement of Operations. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the effects that SFAS 160 may have on our financial position and results of operations.

Return to Index

Item 3. Quantitative and Qualitative Disclosures of Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K as of December 31, 2007.

Return to Index

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
January 1-31, 2008	129,567	$ 113.86	129,567	1,189,812
February 1-29, 2008 (1)	120,036	$ 113.33	79,300	1,110,512
March 1-31, 2008 (2)	3,776	$ 121.60	-	1,110,512
Total	253,379	$ 113.72	208,867

(1) Contains 40,736 shares valued at $4.5 million, or $111.26 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in February 2008.

(2) Contains 3,776 shares valued at $0.5 million, or $121.60 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in March 2008.

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

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)
3.2	-	Amendments to the Articles of Association of Core Laboratories N.V.	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders
10.1*	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David Michael Demshur dated as of December 31, 2007	Filed herewith
10.2*	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard Lucas Bergmark dated as of December 31, 2007	Filed herewith
10.3*	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty Lee Davis dated as of December 31, 2007	Filed herewith
10.4*	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John David Denson dated as of December 31, 2007	Filed herewith
10.5*	-	Amendment to Core Laboratories Supplement Executive Retirement Plan dated as of March 5, 2008	Filed herewith
10.6*	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 2008	Filed herewith
10.7*	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan for John D. Denson dated as of March 5, 2008	Filed herewith
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

	*	Management contract or compensatory plan or arrangement

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	May 8, 2008	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
Duly Authorized Officer and
Principal Financial Officer

Return to Index