Form 10-Q
period 2008-06-30
CORE LABORATORIES N V
filed 2008-07-25
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer [ X ] 9;              Accelerated filer [ ]              Non-accelerated filer [ ] 9;              Smaller reporting company [ ]

                                  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of common shares of the Registrant, par value EUR 0.04 per share, outstanding at July 24, 2008 was 23,004,018.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 54,628	$ 25,617
Cash in escrow	13,000	-
Accounts receivable, net of allowance for doubtful accounts of $4,343 and
$4,199 at 2008 and 2007, respectively	149,142	137,231
Inventories, net	31,648	29,363
Prepaid expenses and other current assets	29,581	28,488
TOTAL CURRENT ASSETS	277,999	220,699

PROPERTY, PLANT AND EQUIPMENT, net	95,256	93,038
INTANGIBLES, net	6,891	7,040
GOODWILL	138,800	138,800
DEFERRED TAX ASSET	20,775	26,024
OTHER ASSETS	14,705	19,189
TOTAL ASSETS	$ 554,426	$ 504,790

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 300,767	$ 3,027
Accounts payable	38,683	39,861
Accrued payroll and related costs	25,590	25,689
Taxes other than payroll and income	7,307	8,820
Unearned revenues	8,890	9,130
Other accrued expenses	9,057	11,513
TOTAL CURRENT LIABILITIES	390,294	98,040

LONG-TERM DEBT	-	300,000
DEFERRED COMPENSATION	15,226	14,080
OTHER LONG-TERM LIABILITIES	37,588	29,041
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,036	1,486

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 25,824,956 issued and 23,004,018 outstanding at 2008
and 23,080,949 issued and 23,065,949 outstanding at 2007	1,449	1,300
Additional paid-in capital	1,425	-
Retained earnings	376,833	62,496
Accumulated other comprehensive income	265	226
Treasury shares (at cost), 2,820,938 at 2008 and 15,000 at 2007	(270,690)	(1,879)
TOTAL SHAREHOLDERS' EQUITY	109,282	62,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 554,426	$ 504,790

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended June 30,
	2008	2007
	(Unaudited)
REVENUES:
Services	$ 153,994	$ 126,187
Product sales	43,694	42,206
	197,688	168,393
OPERATING EXPENSES:
Cost of services	99,892	84,423
Cost of sales	31,018	28,926
General and administrative expenses	7,159	9,720
Depreciation	5,117	4,802
Amortization	159	95
Other (income), net	(676)	(1,473)
OPERATING INCOME	55,019	41,900
Interest expense	5,076	635
Income before income tax expense	49,943	41,265
Income tax expense	16,232	12,462
NET INCOME	$ 33,711	$ 28,803

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 1.47	$ 1.20

Diluted earnings per share	$ 1.38	$ 1.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,995	23,940

Diluted	24,452	24,413

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Six Months Ended June 30,
	2008	2007
	(Unaudited)
REVENUES:
Services	$ 292,403	$ 243,152
Product sales	84,722	80,964
	377,125	324,116
OPERATING EXPENSES:
Cost of services	191,051	164,277
Cost of sales	59,332	56,321
General and administrative expenses	15,448	17,759
Depreciation	10,214	9,288
Amortization	301	187
Other expense (income), net	1,492	(2,336)
OPERATING INCOME	99,287	78,620
Interest expense	5,720	1,267
Income before income tax expense	93,567	77,353
Income tax expense	30,523	23,288
NET INCOME	$ 63,044	$ 54,065

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 2.74	$ 2.28

Diluted earnings per share	$ 2.60	$ 2.22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,989	23,686

Diluted	24,206	24,367

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 63,044	$ 54,065
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	75	(101)
Inventory obsolescence	178	152
Equity in loss (income) of affiliates	(114)	96
Minority interest	180	31
Stock-based compensation	2,135	2,377
Depreciation and amortization	10,515	9,475
Debt issuance costs amortization	5,189	991
Gain on sale of assets	(1,594)	(219)
Realization of pension obligation	39	36
Increase in value of life insurance policies	300	(609)
Deferred income taxes	4,581	(3,141)
Changes in assets and liabilities, net of effect of dispositions:
Accounts receivable	(11,986)	(16,525)
Inventories	(2,463)	(1,901)
Prepaid expenses and other current assets	(425)	(3,748)
Other assets	15	360
Accounts payable	(1,178)	10,789
Accrued expenses	(4,308)	1,675
Other long-term liabilities	9,220	5,919
Net cash provided by operating activities	73,403	59,722
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,657)	(8,552)
Patents and other intangibles	(152)	(155)
Cash in escrow	(13,000)	-
Minority interest - contribution	370	-
Proceeds from sale of assets	3,090	414
Premiums on life insurance	(704)	(963)
Net cash used in investing activities	(24,053)	(9,256)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(7,257)	(2,080)
Proceeds from debt borrowings	5,000	-
Capital lease obligations	(3)	(2)
Stock options exercised	690	17,219
Excess tax benefits from stock-based compensation	11,011	10,121
Debt issuance costs	-	(162)
Repurchase of common shares	(29,780)	(75,404)
Net cash used in financing activities	(20,339)	(50,308)
NET CHANGE IN CASH AND CASH EQUIVALENTS	29,011	158
CASH AND CASH EQUIVALENTS, beginning of period	25,617	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 54,628	$ 54,381

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months periods ended June 30, 2008 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2008.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(Unaudited)
Finished goods	$ 22,666	$ 21,795
Parts and materials	7,899	6,433
Work in progress	1,083	1,135
Total inventories, net	$ 31,648	$ 29,363

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, management determined that goodwill was not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives. There were no significant changes related to our intangible assets for the six months ended June 30, 2008. The composition of goodwill by business segment at June 30, 2008 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2007.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	June 30,	December 31,
	2008	2007
	(Unaudited)
Senior exchangeable notes	$ 300,000	$ 300,000
Other indebtedness	767	3,027
Debt and capital lease obligations	$ 300,767	$ 303,027

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

Under the terms of the Notes, on June 16, 2008, the early conversion option for the holders of the Notes was enabled. As a result, the Notes can be converted during the subsequent quarter and have been reclassified from a long-term liability to a short-term liability. The related debt acquisition costs of $4.8 million were recorded to interest expense in the three month period ended June 30, 2008.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $9.1 million at June 30, 2008 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at June 30, 2008 was $90.9 million.

Other indebtedness includes approximately $0.8 million of debt incurred relating to the financing of our corporate insurance.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Service cost	$ 302	$ 298	$ 588	$ 589
Interest cost	357	274	695	540
Expected return on plan assets	(322)	(250)	(628)	(493)
Unrecognized pension obligation (asset), net	(26)	(22)	(51)	(44)
Prior service cost	45	40	90	80
Net periodic pension cost	$ 356	$ 340	$ 694	$ 672

During the six month period ended June 30, 2008, we contributed approximately $1.1 million, as determined by the insurance company, to fund the estimated 2008 premiums on investment contracts held by the plan.

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157 ("SFAS 157") Fair Value Measurements for financial assets and liabilities. We have not adopted SFAS 157 for nonfinancial assets and nonfinancial liabilities for those measured on a nonrecurring basis as the adoption date has been deferred until January 1, 2009 pursuant to Financial Accounting Standards Board Staff Position No. 157-2. The application of SFAS 157 to the Company's nonfinancial assets and liabilities will primarily be limited to asset impairments, including Goodwill, and this application is not expected to have a material impact to the Company. This new standard addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes. On a recurring basis, we use the market approach to value certain liabilities at fair value at quoted prices in an active market (Level 1) and certain assets and liabilities using significant other observable inputs (Level 2). We do not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expenses in the Consolidated Statement of Operations. The following table summarizes the fair value balances (in thousands):

Fair Value Measurement at June 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Equity and other investment fund assets	$ 5,150	$ -	$ 5,150	$ -

Liabilities:
Deferred compensation plan	$ 8,355	$ 4,312	$ 4,043	$ -

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

6. COMMITMENTS AND CONTINGENCIES

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we or any of our subsidiaries is a party will not have a material adverse effect on its consolidated results of operations or liquidity for the period in which that resolution occurs.

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result a charge to income of $5.0 million was recorded in the Consolidated Statement of Operations to Other Expense (Income), net. This adjustment requires judgment, assumptions and estimations to quantify the uncertainties related to this contingent liability. Management has concluded the adjustment relates to prior periods, however as the amounts are not material, no prior periods have been restated. The contingent liability is included in Other Long-term Liabilities in the Consolidated Balance Sheet. Management will continue to assess on a quarterly basis the probable outcome of the settlement of these taxes. The ultimate settlement amount and timing of this contingent liability is uncertain, and could possibly expose the Company to expenses of approximately $20.0 million in excess of our current estimate. As of June 30, 2008, there has not been a change in the status of this liability.

7. SHAREHOLDERS' EQUITY

During the three months ended June 30, 2008, we repurchased 7,162 of our common shares for $1.0 million, at an average price of $134.69 per share which were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of their personal tax burdens that may result from the issuance of common shares under this plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as to use for future acquisitions, for settlement of employee stock awards as they vest, or possible conversion of the Notes.

During the six months ended June 30, 2008, we repurchased 260,541 of our common shares for $29.8 million, at an average price of $114.30 per share. Included in this total were rights to 51,674 shares valued at $6.0 million, or $115.26 per share, that were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of the participants tax burdens that may result from the issuance of common shares under this plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as to use for future acquisitions, for settlement of employee stock awards as they vest, or possible conversion of the Notes.

For the three and six month periods ended June 30, 2008, we issued 3,250 and 45,410,respectively, of our common shares associated with exercised stock options for which we received proceeds of approximately $0.1 million and $0.7 million.

During the three and six month periods ended June 30, 2008, we recognized tax benefits of $0.6 million and $11.0 million, respectively, relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

During the six month period ended June 30, 2008, we recorded an immaterial correcting adjustment relating to previously reported treasury share cancellations in 2007. This adjustment was the result of the Company conforming to Dutch administrative procedures for determining outstanding share count. By making this adjustment, the share count for our US GAAP presented financial statements will be identical to that used in our Dutch statutory filings. Although this adjustment resulted in balances being reclassified within equity, our total equity balance was unchanged. We do not believe this adjustment is material to the consolidated financial statements for the year ended December 31, 2007 or for the period ended June 30, 2008, and as such, we have not restated our consolidated financial statements for the year ended December 31, 2007. The following table summarizes the correcting adjustment.

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Total
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Shareholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Reported balance at December 31, 2007	23,080,949	$ 1,300	$ -	$ 62,496	$ 226	15,000	$ (1,879)	$ 62,143

Adjustment in second quarter of 2008 to previously reported treasury shares	3,919,047	224	58,116	279,377	-	3,919,047	(337,717)	-

2008 activity in equity	(1,175,040)	(75)	(56,691)	34,960	39	(1,113,109)	68,906	47,139

Balance at June 30, 2008	25,824,956	$ 1,449	$ 1,425	$ 376,833	$ 265	2,820,938	$ (270,690)	$ 109,282

During April 2008, 1,350,000 treasury shares were canceled at historical cost, totaling $96.9 million, or $71.80 per share, resulting in a decrease in treasury shares and a corresponding decrease in Additional Paid-in-Capital, Retained Earnings and Common Shares.

At our Annual Shareholders' Meeting on May 28, 2008 (the "Meeting"), our shareholders approved the cancellation of 305,000 treasury shares we had repurchased or otherwise acquired prior to the date of the Meeting. These 305,000 treasury shares are expected to be cancelled in August 2008 at historical cost, totaling $23.1 million, or $75.72 per share. Our shareholders also approved the extension of the authority of our Management Board to repurchase up to 10% of the Company's outstanding share capital up through November 28, 2009.

Comprehensive Income

The components of other comprehensive income consisted of the following (in thousands):

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$ 33,711	$ 28,803	$ 63,044	$ 54,065
Realization of pension obligation	19	18	39	36
Total comprehensive income	$ 33,730	$ 28,821	$ 63,083	$ 54,101

Accumulated Other Comprehensive Income consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(Unaudited)
Prior service cost	$ (1,118)	$ (1,208)
Transition asset	468	519
Unrecognized net actuarial loss	915	915
Total accumulated other comprehensive income	$ 265	$ 226

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	22,995	23,940	22,989	23,686
Effect of dilutive securities:
Stock options	152	276	152	469
Contingent shares	12	84	38	103
Restricted stock and other	189	113	165	109
Senior exchangeable notes and warrants	1,104	-	862	-
Weighted average diluted common and potential common shares outstanding	24,452	24,413	24,206	24,367

In 2006, we sold warrants that give the holders the right to acquire approximately 3.2 million of our common shares at an exercise price of $127.56 per share.  Included in Senior Exchangeable Notes, these warrants had a dilutive impact on our earnings per share of 116,000 and 33,000 shares for the three and six month period ended June 30, 2008, respectively as the share price exceeded the strike price of the warrants.

9. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Minority interest	$ 78	$ 107	$ 181	$ 31
Gain on sale of assets	(310)	(171)	(1,594)	(219)
Foreign exchange loss (gain)	267	(493)	(479)	(475)
Interest income	(185)	(500)	(293)	(911)
Non-income tax accrual	-	-	5,030	-
Other, net	(526)	(416)	(1,353)	(762)
Total other expense (income), net	$ (676)	$ (1,473)	$ 1,492	$ (2,336)

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result a charge to income of $5.0 million was recorded. Additionally, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Canadian Dollar	$ 61	$ (350)	$ 276	$ (244)
Euro	192	(46)	(394)	(84)
Russian Ruble	(104)	(31)	(261)	(71)
Other currencies, net	118	(66)	(100)	(76)
Total loss (gain)	$ 267	$ (493)	$ (479)	$ (475)

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

Summarized financial information relating to our business segments is shown in the following tables (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2008
Revenues from unaffiliated customers	$ 114,157	$ 71,706	$ 11,825	$ -	$ 197,688
Inter-segment revenues	296	363	351	(1,010)	-
Segment operating income (loss)	28,969	23,182	2,962	(94)	55,019
Total assets	267,216	176,086	16,077	95,047	554,426
Capital expenditures	4,292	2,082	92	1,573	8,039
Depreciation and amortization	3,041	1,372	146	717	5,276

Three Months Ended June 30, 2007
Revenues from unaffiliated customers	$ 93,798	$ 60,761	$ 13,834	$ -	$ 168,393
Inter-segment revenues	235	162	344	(741)	-
Segment operating income	21,426	16,200	4,117	157	41,900
Total assets	231,046	163,130	18,146	113,637	525,959
Capital expenditures	3,380	1,274	163	308	5,125
Depreciation and amortization	2,631	1,302	121	843	4,897

Six Months Ended June 30, 2008
Revenues from unaffiliated customers	$ 214,658	$ 138,730	$ 23,737	$ -	$ 377,125
Inter-segment revenues	529	556	666	(1,751)	-
Segment operating income (loss)	51,986	45,123	7,189	(5,011)	99,287
Total assets	267,216	176,086	16,077	95,047	554,426
Capital expenditures	7,607	4,254	189	1,607	13,657
Depreciation and amortization	5,970	2,758	299	1,488	10,515

Six Months Ended June 30, 2007
Revenues from unaffiliated customers	$ 176,961	$ 119,568	$ 27,587	$ -	$ 324,116
Inter-segment revenues	402	367	635	(1,404)	-
Segment operating income	38,199	32,252	7,814	355	78,620
Total assets	231,046	163,130	18,146	113,637	525,959
Capital expenditures	5,950	1,880	252	470	8,552
Depreciation and amortization	5,003	2,586	248	1,638	9,475

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the Notes issued by Core Laboratories LP in 2006. Core Laboratories LP is a 100% indirectly owned affiliate of Core Laboratories N.V.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007, statements of income and the consolidating statements of cash flows for each of the quarters and six months ended June 30, 2008 and 2007 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V. and (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets

(In thousands)	June 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 11,647	$ 29,262	$ 13,719	$ -	$ 54,628
Accounts receivable, net	184	31,723	117,235	-	149,142
Inventories, net	-	4,180	27,468	-	31,648
Prepaid expenses and other current assets	2,249	9,830	30,502	-	42,581
	14,080	74,995	188,924	-	277,999

PROPERTY, PLANT AND EQUIPMENT, net	-	22,493	72,763	-	95,256
GOODWILL AND INTANGIBLES, net	46,985	8,483	90,223	-	145,691
INTERCOMPANY RECEIVABLES	71,315	290,466	399,577	(761,358)	-
INVESTMENT IN AFFILIATES	335,079	-	1,084,014	(1,418,745)	348
DEFERRED TAX ASSET	3,039	24,802	-	(7,066)	20,775
OTHER ASSETS	3,244	6,413	4,700	-	14,357
TOTAL ASSETS	$ 473,742	$ 427,652	$ 1,840,201	$ (2,187,169)	$ 554,426

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ 767	$ 300,000	$ -	$ -	$ 300,767
Accounts payable	1,146	7,621	29,916	-	38,683
Other accrued expenses	5,524	2,573	42,747	-	50,844
	7,437	310,194	72,663	-	390,294

DEFERRED COMPENSATION	6,070	8,664	492	-	15,226
DEFERRED TAX LIABILITY	-	326	6,740	(7,066)	-
INTERCOMPANY PAYABLES	334,485	35,708	391,165	(761,358)	-
OTHER LONG-TERM LIABILITIES	16,468	11,001	10,119	-	37,588

MINORITY INTEREST	-	-	2,036	-	2,036

TOTAL SHAREHOLDERS' EQUITY	109,282	61,759	1,356,986	(1,418,745)	109,282
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 473,742	$ 427,652	$ 1,840,201	$ (2,187,169)	$ 554,426

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 6,712	$ 7,818	$ 11,087	$ -	$ 25,617
Accounts receivable, net	114	28,782	108,335	-	137,231
Inventories, net	-	2,681	26,682	-	29,363
Prepaid expenses and other current assets	887	9,901	17,700	-	28,488
	7,713	49,182	163,804	-	220,699

PROPERTY, PLANT AND EQUIPMENT, net	-	21,288	71,750	-	93,038
GOODWILL AND INTANGIBLES, net	46,986	8,652	90,202	-	145,840
INTERCOMPANY RECEIVABLES	25,828	334,793	327,791	(688,412)	-
INVESTMENT IN AFFILIATES	267,943	-	914,018	(1,181,727)	234
DEFERRED TAX ASSET	2,507	25,925	1,726	(4,134)	26,024
OTHER ASSETS	3,634	11,456	3,865	-	18,955
TOTAL ASSETS	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 3,024	$ -	$ 3	$ -	$ 3,027
Accounts payable	2,417	4,581	32,863	-	39,861
Other accrued expenses	1,325	21,057	32,770	-	55,152
	6,766	25,638	65,636	-	98,040

LONG-TERM DEBT	-	300,000	-	-	300,000
DEFERRED COMPENSATION	5,688	7,980	412	-	14,080
DEFERRED TAX LIABILITY	4,134	-	-	(4,134)	-
INTERCOMPANY PAYABLES	264,976	66,550	356,886	(688,412)	-
OTHER LONG-TERM LIABILITIES	10,904	8,716	9,421	-	29,041

MINORITY INTEREST	-	-	1,486	-	1,486

TOTAL SHAREHOLDERS' EQUITY	62,143	42,412	1,139,315	(1,181,727)	62,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

Condensed Consolidating Statements of Operations

(In thousands)	Three Months Ended June 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 44,920	$ 152,768	$ -	$ 197,688
Intercompany revenues	344	5,057	34,768	(40,169)	-
Earnings from consolidated affiliates	35,953	-	63,947	(99,900)	-
Total revenues	36,297	49,977	251,483	(140,069)	197,688

OPERATING EXPENSES
Operating costs	334	25,512	105,064	-	130,910
General and administrative expenses	2,974	4,140	45	-	7,159
Depreciation and amortization	-	1,328	3,948	-	5,276
Other expense (income), net	(1,303)	2,153	27,439	(28,965)	(676)

Operating income	34,292	16,844	114,987	(111,104)	55,019
Interest expense	21	5,055	-	-	5,076

Income before income tax expense	34,271	11,789	114,987	(111,104)	49,943
Income tax expense (benefit)	560	4,316	11,356	-	16,232

NET INCOME	$ 33,711	$ 7,473	$ 103,631	$ (111,104)	$ 33,711

Condensed Consolidating Statements of Operations

(In thousands)	Six Months Ended June 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 84,585	$ 292,540	$ -	$ 377,125
Intercompany revenues	611	8,909	67,437	(76,957)	-
Earnings from consolidated affiliates	74,090	-	159,229	(233,319)	-
Total revenues	74,701	93,494	519,206	(310,276)	377,125

OPERATING EXPENSES
Operating costs	631	46,673	203,079	-	250,383
General and administrative expenses	6,494	8,906	48	-	15,448
Depreciation and amortization	-	2,700	7,815	-	10,515
Other expense (income), net	3,234	2,976	49,375	(54,093)	1,492

Operating income	64,342	32,239	258,889	(256,183)	99,287
Interest expense	57	5,663	-	-	5,720

Income before income tax expense	64,285	26,576	258,889	(256,183)	93,567
Income tax expense (benefit)	1,241	7,231	22,051	-	30,523

NET INCOME	$ 63,044	$ 19,345	$ 236,838	$ (256,183)	$ 63,044

Condensed Consolidating Statements of Cash Flows

(In thousands)	Six Months Ended June 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 25,271	$ 26,150	$ 21,982	$ -	$ 73,403
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(6,212)	(7,445)	-	(13,657)
Patents and other intangibles	-	(25)	(127)	-	(152)
Cash in escrow	-	-	(13,000)	-	(13,000)
Minority interest - contribution	-	-	370	-	370
Proceeds from sale of assets	-	2,235	855	-	3,090
Premiums on life insurance	-	(704)	-	-	(704)
Net cash used in investing activities	-	(4,706)	(19,347)	-	(24,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,257)	(5,000)	-	-	(7,257)
Proceeds from debt borrowings	-	5,000	-	-	5,000
Capital lease obligations	-	-	(3)	-	(3)
Stock options exercised	690	-	-	-	690
Repurchase of common shares	(29,780)	-	-	-	(29,780)
Excess tax benefit from stock-based payments	11,011	-	-	-	11,011
Net cash used in financing activities	(20,336)	-	(3)	-	(20,339)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,935	21,444	2,632	-	29,011
CASH AND CASH EQUIVALENTS, beginning of period	6,712	7,818	11,087	-	25,617
CASH AND CASH EQUIVALENTS, end of period	$ 11,647	$ 29,262	$ 13,719	$ -	$ 54,628

Condensed Consolidating Statements of Operations

(In thousands)	Three Months Ended June 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 34,869	$ 133,524	$ -	$ 168,393
Intercompany revenues	346	4,298	43,191	(47,835)	-
Earnings from consolidated affiliates	29,317	-	77,297	(106,614)	-
Total revenues	29,663	39,167	254,012	(154,449)	168,393

OPERATING EXPENSES
Operating costs	238	20,015	93,096	-	113,349
General and administrative expenses	2,668	7,052	-	-	9,720
Depreciation and amortization	-	1,326	3,571	-	4,897
Other expense (income), net	(1,339)	2,346	21,836	(24,316)	(1,473)

Operating income	28,096	8,428	135,509	(130,133)	41,900
Interest expense	21	611	(7)	10	635

Income before income tax expense	28,075	7,817	135,516	(130,143)	41,265
Income tax expense (benefit)	(728)	1,825	11,365	-	12,462
NET INCOME	$ 28,803	$ 5,992	$ 124,151	$ (130,143)	$ 28,803

Condensed Consolidating Statements of Operations

(In thousands)	Six Months Ended June 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 64,856	$ 259,260	$ -	$ 324,116
Intercompany revenues	606	8,808	61,571	(70,985)	-
Earnings from consolidated affiliates	59,593	-	77,297	(136,890)	-
Total revenues	60,199	73,664	398,128	(207,875)	324,116

OPERATING EXPENSES
Operating costs	552	38,786	181,260	-	220,598
General and administrative expenses	4,275	13,484	-	-	17,759
Depreciation and amortization	-	2,627	6,848	-	9,475
Other expense (income), net	(1,294)	4,198	42,216	(47,456)	(2,336)

Operating income	56,666	14,569	167,804	(160,419)	78,620
Interest expense	58	1,205	4	-	1,267

Income before income tax expense	56,608	13,364	167,800	(160,419)	77,353
Income tax expense (benefit)	2,543	5,150	15,595	-	23,288
NET INCOME	$ 54,065	$ 8,214	$ 152,205	$ (160,419)	$ 54,065

Condensed Consolidating Statements of Cash Flows

(In thousands)	Six Months Ended June 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 53,362	$ 2,287	$ 4,073	$ -	$ 59,722
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,860)	(6,692)	-	(8,552)
Patents and other intangibles		(20)	(135)	-	(155)
Proceeds from sale of assets	-	3	411	-	414
Premiums on life insurance	-	(963)	-	-	(963)
Net cash used in investing activities	-	(2,840)	(6,416)	-	(9,256)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,080)	-	-	-	(2,080)
Capital lease obligations	-	-	(2)	-	(2)
Stock options exercised	17,219	-	-	-	17,219
Repurchase of common shares	(75,404)	-	-	-	(75,404)
Debt issuance costs	-	(162)	-	-	(162)
Excess tax benefits from stock-based payments	10,121	-	-	-	10,121
Net cash used in financing activities	(50,144)	(162)	(2)	-	(50,308)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,218	(715)	(2,345)	-	158
CASH AND CASH EQUIVALENTS, beginning of period	1,572	35,385	17,266	-	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 4,790	$ 34,670	$ 14,921	$ -	$ 54,381

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

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("APB 14-1"). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, interim periods within those fiscal years, and is applied retrospectively to all periods presented. Based on our preliminary assessment of this pronouncement, on January 1, 2009 we expect to record a discount on our Notes for $55.4 million with an offset recorded to Shareholders' Equity. The discount will be amortized into interest expense over the remaining expected life of the Notes, and increase interest expense by approximately $18.3 million in 2009, $19.6 million in 2010, and $17.5 million in 2011.

13. SUBSEQUENT EVENTS

On July 15, 2008, we acquired all of the shares of Catoni Persa for $15.0 million, a Turkey based petroleum testing laboratory specializing in the characterization of crude oil and its derivative products. This acquisition will be reported as part of the Reservoir Description business segment. In connection with the acquisition, we had $13.0 million in escrow as of June 30, 2008 which was recorded in Cash in Escrow on the Consolidated Balance Sheet which was released upon the closing of the transaction.

On July 15, 2008, we announced the initiation of a quarterly cash dividend of $0.10 per share of common stock. The initial quarterly cash dividend will be payable on August 25, 2008 to shareholders of record on July 25, 2008. In addition, we have declared a special non-recurring cash dividend of $1.00 on our common stock for shareholders on record as of July 25, due to be paid on August 25, 2008.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2008 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

General

Core Laboratories N.V. is a Netherlands limited liability company. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management products and services to the oil and gas industry. These products and services can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 5,000 people worldwide.

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

Cautionary Statement Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Form 10-Q, are forward looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as well as the other reports filed by us with the SEC.

Outlook

We continue our efforts to expand our market presence by opening facilities in strategic areas and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on current market conditions. Based on discussions with our clients and our view of the industry, we anticipate that in 2008 spending by our international clients will increase approximately 20% while we expect North American spending to increase approximately 10%. Attaining our internal targets is dependent on, among other things, oilfield activity sustained at current levels.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended June 30,				% Change
	2008		2007		2008/2007
REVENUES:
Service	$ 153,994	78%	$ 126,187	75%	22%
Product sale	43,694	22%	42,206	25%	4%
Total revenue	197,688	100%	168,393	100%	17%
OPERATING EXPENSES:
Cost of services*	99,892	65%	84,423	67%	18%
Cost of sales*	31,018	71%	28,926	69%	7%
Total cost of services and sales	130,910	66%	113,349	67%	15%
General and administrative expenses	7,159	3%	9,720	6%	(26%)
Depreciation and amortization	5,276	3%	4,897	3%	8%
Other expense (income), net	(676)	-	(1,473)	(1%)	(54%)
Operating income	55,019	28%	41,900	25%	31%
Interest expense	5,076	3%	635	-	699%
Income before income tax expense	49,943	25%	41,265	25%	21%
Income tax expense	16,232	8%	12,462	7%	30%
NET INCOME	$ 33,711	17%	$ 28,803	17%	17%

*Percentage based on applicable revenue rather than total revenue

	Six Months Ended June 30,				% Change
	2008		2007		2008/2007
REVENUES:
Service	$ 292,403	78%	$ 243,152	75%	20%
Product sale	84,722	22%	80,964	25%	5%
Total revenue	377,125	100%	324,116	100%	16%
OPERATING EXPENSES:
Cost of services*	191,051	65%	164,277	68%	16%
Cost of sales*	59,332	70%	56,321	70%	5%
Total cost of services and sales	250,383	66%	220,598	68%	14%
General and administrative expenses	15,448	4%	17,759	5%	(13%)
Depreciation and amortization	10,515	3%	9,475	3%	11%
Other expense (income), net	1,492	-	(2,336)	(1%)	(164%)
Operating income	99,287	27%	78,620	24%	26%
Interest expense	5,720	2%	1,267	-	351%
Income before income tax expense	93,567	25%	77,353	24%	21%
Income tax expense	30,523	8%	23,288	7%	31%
NET INCOME	$ 63,044	17%	$ 54,065	17%	17%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007 (unaudited)

Service Revenues

Service revenues increased to $154.0 million for the second quarter of 2008, up 22% when compared to $126.2 million for the second quarter of 2007. For the six months ended June 30, 2008, service revenues increased 20% to $292.4 million compared to $243.2 million for the respective period in 2007. This increase in revenue was largely attributable to an increase in worldwide oilfield activities, acceptance of recently introduced services by our customers and continued demand for our reservoir optimizing technologies in several North American projects related to oil sands, tight-gas sands, and shale reservoirs. The revenue growth was also driven, in part, by our continued expansion in the Middle East and Asia along with our worldwide deepwater evaluation projects.

Product Sale Revenues

Revenues associated with product sales increased to $43.7 million for the second quarter of 2008, up 4% from $42.2 million for the second quarter of 2007. For the six months ended June 30, 2008, product sale revenues increased 5% to $84.7 million compared to $81.0 million for the same period in 2007. Excluding sales of our well monitoring systems, sales of our well completion and perforating systems are up 13% for the three and six months ended June 30, 2008, exceeding the 7% increase in the North American rig count. This increase was primarily the result of continued market penetration and acceptance of new reservoir optimizing technologies introduced in 2007 coupled with the continued increase in drilling activity on a global basis, but more specifically for natural gas in the North American markets.

Cost of Services

Cost of services expressed as a percentage of service revenue improved to 65% for the quarter ended June 30, 2008, down from 67% for the corresponding quarter in 2007. For the six-month period ending June 30, 2008, cost of services expressed as a percentage of service revenue was 65% as compared to 68% for the same period for 2007. The decline in the cost of services relative to service revenue was primarily as a result of higher incremental margins earned on increased revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 71% for the quarter ended June 30, 2008, which grew slightly from the 69% for the same period in 2007. For the six month period ending June 30, 2008, cost of product sales expressed as a percentage of sales revenue was 70% which was comparable with the same period in 2007. The higher margins from 2007 as compared to 2008 were driven in part by significant sales in 2007 of our well monitoring systems which are specialty products. This offset a continued improvement in our manufacturing efficiencies and improved inventory management of our well completion and perforating systems.

General and Administrative Expenses

General and administrative expenses totaled $7.2 million for the second quarter of 2008, an improvement when compared to $9.7 million for the second quarter of 2007. For the six-month periods ended June 30, 2008 and 2007, general and administrative expenses were $2.4 million lower, at $15.4 million from $17.8 million, the result of lower compensation benefits for certain members of management in 2008 compared to 2007 based on Company performance targets.

Depreciation and Amortization Expense

Depreciation and amortization expense of $5.3 million for the second quarter of 2008 increased $0.4 million, from $4.9 million for the second quarter of 2007. For the six-month period ended June 30, 2008, depreciation and amortization expense was $10.5 million, an increase of $1.0 million from the six-month period ended June 30, 2007. This increase in depreciation and amortization expense was primarily due to an increase in capital expenditures as we continue to grow the Company.

Other Expense (Income), Net

Other expense (income), net consisted of the following at June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Minority interest	$ 78	$ 107	$ 181	$ 31
Gain on sale of assets	(310)	(171)	(1,594)	(219)
Foreign exchange loss (gain)	267	(493)	(479)	(475)
Interest income	(185)	(500)	(293)	(911)
Non-income tax accrual	-	-	5,030	-
Other, net	(526)	(416)	(1,353)	(762)
Total other expense (income), net	$ (676)	$ (1,473)	$ 1,492	$ (2,336)

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result a charge to income of $5.0 million was recorded. Additionally, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Canadian Dollar	$ 61	$ (350)	$ 276	$ (244)
Euro	192	(46)	(394)	(84)
Russian Ruble	(104)	(31)	(261)	(71)
Other currencies, net	118	(66)	(100)	(76)
Total loss (gain)	$ 267	$ (493)	$ (479)	$ (475)

Income Tax Expense

The effective tax rates for the second quarter of 2008 and 2007 were 32.5% and 30.2%, respectively. The increase in the tax rate is due primarily to higher earnings in tax jurisdictions with higher tax rates.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the three and six month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 114,157	$ 93,798	$ 214,658	$ 176,961
Production Enhancement	71,706	60,761	138,730	119,568
Reservoir Management	11,825	13,834	23,737	27,587
Consolidated	$ 197,688	$ 168,393	$ 377,125	$ 324,116

Operating income:
Reservoir Description	$ 28,969	$ 21,426	$ 51,986	$ 38,199
Production Enhancement	23,182	16,200	45,123	32,252
Reservoir Management	2,962	4,117	7,189	7,814
Corporate and Other[1]	(94)	157	(5,011)	355
Consolidated	$ 55,019	$ 41,900	$ 99,287	$ 78,620

1) "Corporate and Other" represents those items that are not directly related to a particular segment

Reservoir Description

Revenues from the Reservoir Description segment increased $20.4 million to $114.2 million in the second quarter of 2008, compared to $93.8 million in the second quarter of 2007. For the six months ended June 30, 2008 revenues increased $37.7 million to $214.7 million from $177.0 million for the six months ended June 30, 2007. The revenue increase resulted from unprecedented demand for our reservoir rock and especially for our reservoir fluids characterization services in the Middle East and Asia-Pacific, along with our reservoir optimizing technologies in several North American projects related to the Canadian oil sands, tight gas sands and multiple gas-shale reservoirs. The revenue growth was also driven, in part, by the continued expansion of worldwide deepwater projects.

Operating income in the second quarter of 2008 increased by 35%, or $7.6 million, to $29.0 million compared to $21.4 million for the second quarter of 2007. Operating income for the six-month period ended June 30, 2008 increased by 36%, or $13.8 million, to $52.0 million. Increases in operating income were primarily due to higher incremental margins earned from increased sales over our relatively fixed cost structure. Operating margins for the quarter and six months ended June 30, 2008 were 25% and 24%, respectively, compared to 23% and 22% for the same periods in 2007, respectively.

Production Enhancement

Revenues from the Production Enhancement segment increased $10.9 million to $71.7 million in the second quarter of 2008 as compared to $60.8 million in the second quarter in 2007, and revenues increased $19.1 million to $138.7 million for the six months ended June 30, 2008 as compared to $119.6 million for the same period in 2007. The primary reason for the increase in our revenues in this segment has been the further improvement in market penetration and client acceptance of our well perforating and completion products and fracture diagnostic services which are being used in tight gas sands and gas-shale reservoirs.

Operating income in the second quarter of 2008 increased by 43%, or $7.0 million, to $23.2 million from $16.2 million for the second quarter of 2007. Operating margins increased to 32% in the second quarter of 2008 compared to 27% for the same period in 2007. For the six months ended June 30, 2008, operating income increased to $45.1 million, an increase of 40% over the same period in 2007. These margin improvements were primarily due to increased market penetration of higher-margin services and products including new enhanced recovery technology, such as our SpectraScan™ and SpectraChem™ tracer service and our new SuperHERO™ perforating charges and gun systems.

Reservoir Management

Revenues from the Reservoir Management segment decreased $2.0 million in the second quarter of 2008 as compared to the second quarter of 2007. Revenues for the six-month period ended June 30, 2008 were $23.7 million, a decrease of 14% from $27.6 million from the same period in 2007. The decrease in revenue was a result of the culmination of several large Venezuela based projects for reservoir monitoring systems in the second quarter of 2007 which offset the continued expansion of the multi-client reservoir study sales in the U.S. and new studies being performed, including a gas-shale study focused in the Appalachian region.

Operating income in the second quarter of 2008 decreased 28% to $3.0 million from $4.1 million for the second quarter of 2007. For the six-month period ended June 30, 2008, operating income was $7.2 million, as compared to operating income of $7.8 million from the same period in 2007. The decrease was primarily due to the culmination of several large Venezuela based projects in the second quarter of 2007 which offset the continued expansion of the multi-client reservoir study sales in the U.S. and new studies being performed, including a gas-shale study focused in the Appalachian region.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash that was available in the period which was in excess of our needs to fund our capital expenditures and operate the business. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the six month period ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007
Free cash flow calculation:	(unaudited)
Net cash provided by operating activities	$ 73,403	$ 59,722
Less: capital expenditures	13,657	8,552
Free cash flow	$ 59,746	$ 51,170

The increase in free cash flow in 2008 compared to 2007 was due to a higher net income, which was partially offset by an increase in capital expenditures. Additionally, working capital, excluding cash, increased at a reduced rate in the second quarter of 2008 as compared to second quarter of 2007, and therefore had less of an impact on cash flow in the current year. At June 30, 2008, we had a working capital deficit of $112.3 million due to the $300 million Senior Exchangeable Notes (the "Notes") being classified as a short term liability. Excluding the reclassification of the $300 million Notes, working capital at June 30, 2008 would have been $187.7 million. At December 31, 2007 we had working capital of $122.7 million.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007
Cash provided by/(used in):	(unaudited)
Operating activities	$ 73,403	$ 59,722
Investing activities	(24,053)	(9,256)
Financing activities	(20,339)	(50,308)
Net change in cash and cash equivalents	$ 29,011	$ 158

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income along with a decrease in the growth of accounts receivable and an increase in other long-term liabilities due to timing of payments.

The increase in cash flows used in investing activities is due to an increase in capital expenditures for the period of $5.1 million and the escrow of $13.0 million that was established for the acquisition of Catoni Persa which was completed in July 2008.

The decrease in cash flows used in financing activities related primarily to the number of shares repurchased under our common share repurchase program. In the first six months of 2008, we repurchased 260,541 shares for an aggregate price of $29.8 million compared to 914,450 shares for an aggregate price of $75.4 million during the six months ended June 30, 2007. The decrease in cash flows used in financing activities was also attributable to a decrease of $16.5 million in stock options exercised in 2008 as compared to 2007.

Under the terms of the Notes, on June 16, 2008, the early conversion option for the holders of the Notes was enabled. As a result, the Notes can be converted during the subsequent quarter and have been reclassified from a long-term liability to a short-term liability. Upon conversion, the Notes agreement requires the principal portion of the Notes to be paid in cash and any conversion spread premium to be settled in shares.  We do not believe the change in accounting classification of the Notes from long term liability to short term liability will have an impact on our liquidity.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $9.1 million at June 30, 2008 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at June 30, 2008 was $90.9 million.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at June 30, 2008. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We are a Netherlands holding company and substantially all of our operations are conducted through subsidiaries. Consequently, our cash flow depends upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity should be sufficient to fund our debt requirements, capital expenditures, working capital, dividend payments and future acquisitions.

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

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("APB 14-1"). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, interim periods within those fiscal years, and is applied retrospectively to all periods presented. Based on our preliminary assessment of this pronouncement, on January 1, 2009 we expect to record a discount on our Notes for $55.4 million with and offset recorded against Additional Paid-In Capital. The discount will be amortized into interest expense over the remaining expected life of the Notes, and increase interest expense by approximately $18.3 million in 2009, $19.6 million in 2010, and $17.5 million in 2011.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
April 1-30, 2008	-	-	-	-
May 1-31, 2008 (1)	7,162	$ 134.69	-	-
June 1-30, 2008	-	-	-	-
Total	7,162	$ 134.69	-

(1) Shares valued at $1.0 million, or $134.69 per share, surrendered to us by participants in a stock-based compensation plan to settle any required withholding of personal tax that may result from the award in May 2008.

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

Return to Index

Item 4. Submission of Matters to a Vote of Security Holders

At our meeting of shareholders on May 28, 2008, our shareholders voted on all matters presented to them with the results of the vote below.

Shareholders elected three Class I Supervisory Directors consisting of David M. Demshur, Rene R. Joyce, and Michael C. Kearney, to serve until our annual meeting in 2011 or until their successors have been duly elected and qualified.

The vote tabulation for the individual Supervisory Directors was as follows:

Director	Votes for	Votes withheld
David M. Demshur	16,408,624	751,396
Rene R. Joyce	17,116,103	43,917
Michael C. Kearney	17,115,310	44,710

The following Directors' terms continue beyond 2008:

Director	Year Term Expires
Richard L. Bergmark	2009
Alexander Vriesendorp	2009
John Ogren	2010
Joseph Perna	2010
Jacobus Schouten	2010

Shareholders confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 2007. The proposal was approved by 16,519,232 votes in favor, 41,568 votes against, with 599,219 abstentions.

Shareholders approved the cancellation of all of the treasury shares held by Core Laboratories N.V. at the date of the meeting, which on that date was 305,000. The proposal was approved by 17,065,387 votes in favor, 62,426 votes against, with 32,206 abstentions.

Shareholders approved the cancellation of 5% of the issued share capital as soon as the shares have been repurchased until November 28, 2009. The proposal was approved by 17,066,760 votes in favor, 62,017 votes against, with 31,243 abstentions.

Shareholders approved the extension of the authority of our Management Board to repurchase up to 10% of the outstanding share capital until November 28, 2009. The proposal was approved by 17,013,064 votes in favor, 18,097 votes against, with 128,859 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) of the Company's common and/or preferred shares until May 28, 2013. The proposal was approved by 10,037,375 votes in favor, 3,200,445 votes against, with 132,290 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to limit or to exclude the preemptive right of holders of the Company's common shares until May 28, 2013. The proposal was approved by 10,047,326 votes in favor, 3,188,059 votes against, with 134,725 abstentions.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our registered independent accountants for the year ending December 31, 2008. The proposal was approved by 13,241,080 votes in favor, 6,673 votes against, with 122,357 abstentions.

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	July 25, 2008	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
Duly Authorized Officer and
Principal Financial Officer

Return to Index