Form 10-Q
period 2008-09-30
CORE LABORATORIES N V
filed 2008-10-27
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of common shares of the Registrant, par value EUR 0.04 per share, outstanding at October 23, 2008 was 23,044,573.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)
	September 30,	December 31,
	2008	2007
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 58,275	$ 25,617
Accounts receivable, net of allowance for doubtful accounts of $3,838 and
$4,199 at 2008 and 2007, respectively	150,260	137,231
Inventories, net	32,259	29,363
Prepaid expenses and other current assets	22,637	28,488
TOTAL CURRENT ASSETS	263,431	220,699

PROPERTY, PLANT AND EQUIPMENT, net	99,798	93,038
INTANGIBLES, net	7,096	7,040
GOODWILL	148,600	138,800
DEFERRED TAX ASSET	32,913	26,024
OTHER ASSETS	13,892	19,189
TOTAL ASSETS	$ 565,730	$ 504,790

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 223	$ 3,027
Accounts payable	39,113	39,861
Accrued payroll and related costs	27,972	25,689
Taxes other than payroll and income	7,246	8,820
Unearned revenues	8,325	9,130
Other accrued expenses	11,496	11,513
TOTAL CURRENT LIABILITIES	94,375	98,040

LONG-TERM DEBT	300,000	300,000
DEFERRED COMPENSATION	14,205	14,080
OTHER LONG-TERM LIABILITIES	29,821	29,041
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,122	1,486

SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 25,519,956 issued and 23,044,573 outstanding at 2008
and 23,080,949 issued and 23,065,949 outstanding at 2007	1,430	1,300
Additional paid-in capital	461	-
Retained earnings	367,471	62,496
Accumulated other comprehensive income	285	226
Treasury shares (at cost), 2,475,383 at 2008 and 15,000 at 2007	(244,440)	(1,879)
TOTAL SHAREHOLDERS' EQUITY	125,207	62,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 565,730	$ 504,790

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Three Months Ended September 30,
	2008	2007
	(Unaudited)
REVENUES:
Services	$ 154,297	$ 131,060
Product sales	48,226	39,005
	202,523	170,065
OPERATING EXPENSES:
Cost of services	100,264	84,863
Cost of sales	33,941	27,684
General and administrative expenses	6,857	7,039
Depreciation	5,355	4,806
Amortization	207	229
Other expense (income), net	829	(514)
OPERATING INCOME	55,070	45,958
Interest expense	303	614
Income before income tax expense	54,767	45,344
Income tax expense	15,252	13,830
NET INCOME	$ 39,515	$ 31,514

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 1.72	$ 1.34

Diluted earnings per share	$ 1.64	$ 1.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,034	23,556

Diluted	24,082	24,377

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
REVENUES:
Services	$ 446,700	$ 374,212
Product sales	132,948	119,969
	579,648	494,181
OPERATING EXPENSES:
Cost of services	291,315	249,140
Cost of sales	93,273	84,005
General and administrative expenses	22,305	24,798
Depreciation	15,569	14,094
Amortization	508	416
Other expense (income), net	2,321	(2,850)
OPERATING INCOME	154,357	124,578
Interest expense	6,023	1,881
Income before income tax expense	148,334	122,697
Income tax expense	45,775	37,118
NET INCOME	$ 102,559	$ 85,579

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 4.46	$ 3.62

Diluted earnings per share	$ 4.24	$ 3.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,004	23,642

Diluted	24,164	24,371

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 102,559	$ 85,579
Adjustments to reconcile income to net cash provided by operating activities:
Net (recoveries) provision for doubtful accounts	(158)	15
Inventory obsolescence	252	121
Equity in loss (income) of affiliates	(297)	222
Minority interest	283	153
Stock-based compensation	3,886	3,499
Depreciation and amortization	16,077	14,510
Debt issuance costs amortization	5,225	1,352
Gain on sale of assets	(1,719)	(249)
Realization of pension obligation	59	54
Decrease (increase) in value of life insurance policies	2,027	(852)
Deferred income taxes	(8,020)	(7,106)
Changes in assets and liabilities, net of effect of dispositions:
Accounts receivable	(11,068)	(26,316)
Inventories	(3,148)	246
Prepaid expenses and other current assets	7,472	(5,378)
Other assets	(473)	96
Accounts payable	(1,021)	7,910
Accrued expenses	(1,713)	6,982
Other long-term liabilities	(86)	6,977
Net cash provided by operating activities	110,137	87,815
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,603)	(15,285)
Patents and other intangibles	(255)	(252)
Acquisition, net of cash acquired	(11,536)	(5,012)
Minority interest - contribution	370	-
Deposit on sale of asset	-	13,475
Proceeds from sale of assets	3,314	488
Premiums on life insurance	(1,175)	(1,199)
Net cash used in investing activities	(30,885)	(7,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(8,024)	(2,754)
Proceeds from debt borrowings	5,000	-
Capital lease obligations	(130)	(4)
Stock options exercised	690	18,184
Excess tax benefits from stock-based compensation	11,037	20,328
Debt issuance costs	-	(162)
Dividends paid	(25,342)	-
Repurchase of common shares	(29,825)	(127,677)
Net cash used in financing activities	(46,594)	(92,085)
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,658	(12,055)
CASH AND CASH EQUIVALENTS, beginning of period	25,617	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 58,275	$ 42,168

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

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Minority interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months periods ended September 30, 2008 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2008.

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

2. INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Finished goods	$ 22,384	$ 21,795
Parts and materials	8,520	6,433
Work in progress	1,355	1,135
Total inventories, net	$ 32,259	$ 29,363

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

In July 2008, we acquired all of the shares of Catoni Persa for $15.0 million, a Turkey based petroleum testing laboratory specializing in the characterization of crude oil and its derivative products. The acquisition resulted in goodwill of $9.8 million which was recorded in the Reservoir Description business segment and includes a $2.0 million holdback provision. There were no other significant changes relating to our intangible assets for the nine months ended September 30, 2008. The remaining composition of goodwill by business segment at September 30, 2008 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2007.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Senior exchangeable notes	$ 300,000	$ 300,000
Capital lease obligations	223	3
Other indebtedness	-	3,024
Total debt and capital leases obligations	300,223	303,027
Less - short-term debt included in other indebtedness	-	3,024
Less - current maturities of capital lease obligations	223	3
Long-term debt	$ 300,000	$ 300,000

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes due 2011 (the "Notes"). The Notes bear interest at a rate of 0.25% per year paid on a bi-annual basis and are fully and unconditionally guaranteed by Core Laboratories N.V. The Notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at a conversion rate of 10.6398 per $1,000 principal amount of notes. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares.

The Notes include an early conversion option that is tested quarterly to determine if the Notes can be early converted during the subsequent quarter. During the second quarter of 2008, the early conversion option for the holders of the Notes was enabled. As a result, the Notes could have been converted during the third quarter and were reclassified from a long-term liability to a short-term liability, however, no Note holder exercised their early conversion option before the conversion period ended on September 30, 2008. The related debt acquisition costs of $4.8 million were recorded to interest expense in the three month period ended June 30, 2008. The criteria for the early conversion option was not met during the third quarter and thus the Notes cannot be converted during the fourth quarter, and accordingly, the Notes are classified as a long-term liability.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $8.9 million at September 30, 2008 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at September 30, 2008 was $91.1 million.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Service cost	$ 296	$ 306	$ 884	$ 895
Interest cost	347	281	1,042	821
Expected return on plan assets	(317)	(256)	(945)	(749)
Unrecognized pension obligation (asset), net	(28)	(23)	(79)	(67)
Prior service cost	48	41	138	121
Net periodic pension cost	$ 346	$ 349	$ 1,040	$ 1,021

During the nine month period ended September 30, 2008, we contributed approximately $1.1 million, as determined by the insurance company, to fund the estimated 2008 premiums on investment contracts held by the plan.

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

Fair Value Measurement at September 30, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Equity and other investment fund assets	$ 4,346	$ -	$ 4,346	$ -

Liabilities:
Deferred compensation plan	$ 7,096	$ 697	$ 6,399	$ -

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

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result a charge to income of $5.0 million was recorded in the Consolidated Statement of Operations to Other Expense (Income), net. This adjustment requires judgment, assumptions and estimations to quantify the uncertainties related to this contingent liability. Management has concluded the adjustment relates to prior periods, however as the amounts are not material, no prior periods have been restated. The contingent liability is included in Other Long-term Liabilities in the Consolidated Balance Sheet. Management will continue to assess on a quarterly basis the probable outcome of the settlement of these taxes. The ultimate settlement amount and timing of this contingent liability is uncertain, and could possibly expose the Company to expenses of approximately $20.0 million in excess of our current estimate. As of September 30, 2008, there has not been a change in the status of this liability.

7. SHAREHOLDERS' EQUITY

During the nine months ended September 30, 2008, we repurchased 260,915 of our common shares for $29.8 million, at an average price of $114.31 per share. Included in this total were rights to 52,048 shares valued at $6.0 million, or $115.30 per share, that were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of the participants tax burdens that may result from the issuance of common shares under this plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as to use for future acquisitions, for settlement of employee stock awards as they vest, or possible conversion of the Notes.

For the three and nine month periods ended September 30, 2008, we issued 39,579 and 84,989, respectively, of our common shares associated with exercised stock options for which we received proceeds of approximately $0.5 million and $1.1 million.

During the nine month period ended September 30, 2008, we recognized tax benefits of $11.0 million, relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

In July 2008, we declared a quarterly $0.10 per share of common stock dividend that was paid on August 25, 2008. In addition to the quarterly cash dividend, a special non-recurring cash dividend of $1.00 per share of common stock was also paid on August 25, 2008. The total dividends paid August 25, 2008 were $25.3 million.

During the nine month period ended September 30, 2008, we recorded an immaterial correcting adjustment relating to previously reported treasury share cancellations in 2007. This adjustment was the result of the Company conforming to Dutch administrative procedures for determining outstanding share count. By making this adjustment, the share count for our US GAAP presented financial statements will be identical to that used in our Dutch statutory filings. Although this adjustment resulted in balances being reclassified within equity, our total equity balance was unchanged. We do not believe this adjustment is material to the consolidated financial statements for the year ended December 31, 2007 or for the period ended September 30, 2008, and as such, we have not restated our consolidated financial statements for the year ended December 31, 2007. The following table summarizes the correcting adjustment.

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Total
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Shareholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Equity

Reported balance at December 31, 2007	23,080,949	$ 1,300	$ -	$ 62,496	$ 226	15,000	$ (1,879)	$ 62,143

Adjustment in second quarter of 2008 to previously reported treasury shares	3,919,047	224	58,116	279,377	-	3,919,047	(337,717)	-

2008 activity in equity	(1,480,040)	(94)	(57,655)	25,598	59	(1,458,664)	95,156	63,064

Balance at September 30, 2008	25,519,956	$ 1,430	$ 461	$ 367,471	$ 285	2,475,383	$ (244,440)	$ 125,207

During April 2008, 1,350,000 treasury shares were canceled at historical cost, totaling $96.9 million, or $71.80 per share, and during August 2008, 305,000 treasury shares were canceled at historical cost, totaling $23.3 million, or $76.40 per share. Both of these cancellations resulted in a decrease in treasury shares and a corresponding decrease in Additional Paid-in-Capital, Retained Earnings and Common Shares.

Comprehensive Income

The components of other comprehensive income consisted of the following (in thousands):

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$ 39,515	$ 31,514	$ 102,559	$ 85,579
Realization of pension obligation	20	18	59	54
Total comprehensive income	$ 39,535	$ 31,532	$ 102,618	$ 85,633

Accumulated Other Comprehensive Income consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(Unaudited)
Prior service cost	$ (1,070)	$ (1,208)
Transition asset	440	519
Unrecognized net actuarial loss	915	915
Total accumulated other comprehensive income	$ 285	$ 226

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	23,034	23,556	23,004	23,642
Effect of dilutive securities:
Stock options	112	207	139	381
Contingent shares	13	88	29	98
Restricted stock and other	190	108	173	109
Senior exchangeable notes and warrants	733	418	819	141
Weighted average diluted common and potential common shares outstanding	24,082	24,377	24,164	24,371

In 2006, we sold warrants that give the holder the right to acquire approximately 3.2 million of our common shares at an exercise price of $126.52 per share.  Included in the Senior Exchangeable Notes line in the table above, these warrants had no dilutive impact on our earnings per share for the three and nine month period ended September 30, 2008, as the average share price did not exceed the strike price of the warrants for the nine month period. On October 3, 2008, the dealer of the warrants filed for bankruptcy protection. See Note 14 Subsequent Event for additional information.

9. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Minority interest	$ 102	$ 122	$ 283	$ 153
Gain on sale of assets	(125)	(30)	(1,719)	(249)
Foreign exchange loss (gain)	2,364	(352)	1,885	(827)
Interest income	(392)	(136)	(685)	(1,047)
Non-income tax accrual	-	-	5,030	-
Other, net	(1,120)	(118)	(2,473)	(880)
Total other expense (income), net	$ 829	$ (514)	$ 2,321	$ (2,850)

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded. Additionally, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Australian Dollar	$ 384	$ (26)	$ 353	$ (56)
British Pound	308	(8)	320	(9)
Canadian Dollar	498	(199)	774	(443)
Euro	241	(198)	(153)	(282)
Russian Ruble	283	(152)	22	(223)
Other currencies, net	650	231	569	186
Total loss (gain)	$ 2,364	$ (352)	$ 1,885	$ (827)

10. INCOME TAXES

The effective tax rates for the third quarter of 2008 and 2007 were 27.8% and 30.5%, respectively. The decrease in the effective tax rate for the third quarter of 2008 yields a projected annual tax rate of 31.2%. The reduction in the effective tax rate relates to favorable adjustments to amounts previously recognized as a result of completion of tax returns filed in various tax jurisdictions for prior periods and favorable adjustments related to assessments from ongoing tax audits for years 1998 thru 2004.

During the third quarter of 2008, anticipated payments were made to certain tax jurisdictions, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2008
(Unaudited)
Unrecognized tax benefits at January 1,	$ 17,864
Tax positions, prior period	486
Settlements with taxing authorities	(12,453)
Unrecognized tax benefits at September 30,	$ 5,897

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate. The amounts included in the table above for settlements with tax authorities primarily represent cash payments.

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

Summarized financial information relating to our business segments is shown in the following tables (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2008
Revenues from unaffiliated customers	$ 112,037	$ 78,848	$ 11,638	$ -	$ 202,523
Inter-segment revenues	173	275	430	(878)	-
Segment operating income (loss)	25,455	26,622	3,089	(96)	55,070
Total assets	267,369	177,279	17,068	104,014	565,730
Capital expenditures	5,524	2,029	181	212	7,946
Depreciation and amortization	3,302	1,349	156	755	5,562

Three Months Ended September 30, 2007
Revenues from unaffiliated customers	$ 97,476	$ 61,998	$ 10,591	$ -	$ 170,065
Inter-segment revenues	233	252	318	(803)	-
Segment operating income	26,108	17,426	2,357	67	45,958
Total assets	251,170	161,972	19,446	101,758	534,346
Capital expenditures	4,252	1,809	181	491	6,733
Depreciation and amortization	2,645	1,288	121	981	5,035

Nine Months Ended September 30, 2008
Revenues from unaffiliated customers	$ 326,695	$ 217,578	$ 35,375	$ -	$ 579,648
Inter-segment revenues	702	831	1,096	(2,629)	-
Segment operating income (loss)	77,441	71,745	10,278	(5,107)	154,357
Total assets	267,369	177,279	17,068	104,014	565,730
Capital expenditures	13,131	6,283	370	1,819	21,603
Depreciation and amortization	9,272	4,107	455	2,243	16,077

Nine Months Ended September 30, 2007
Revenues from unaffiliated customers	$ 274,437	$ 181,566	$ 38,178	$ -	$ 494,181
Inter-segment revenues	635	619	953	(2,207)	-
Segment operating income	64,307	49,678	10,171	422	124,578
Total assets	251,170	161,972	19,446	101,758	534,346
Capital expenditures	10,202	3,689	433	961	15,285
Depreciation and amortization	7,648	3,874	369	2,619	14,510

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, statements of income and the consolidating statements of cash flows for each of the quarters and nine months ended September 30, 2008 and 2007 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V. and (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets

(In thousands)	September 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 9,545	$ 34,763	$ 13,967	$ -	$ 58,275
Accounts receivable, net	210	37,408	112,642	-	150,260
Inventories, net	-	3,260	28,999	-	32,259
Prepaid expenses and other current assets	1,839	10,240	10,558	-	22,637
	11,594	85,671	166,166	-	263,431

PROPERTY, PLANT AND EQUIPMENT, net	-	23,500	76,298	-	99,798
GOODWILL AND INTANGIBLES, net	46,986	8,399	100,311	-	155,696
INTERCOMPANY RECEIVABLES	65,801	317,954	400,328	(784,083)	-
INVESTMENT IN AFFILIATES	377,285	-	1,233,368	(1,610,122)	531
DEFERRED TAX ASSET	2,691	17,805	15,951	(3,534)	32,913
OTHER ASSETS	2,898	5,481	4,982	-	13,361
TOTAL ASSETS	$ 507,255	$ 458,810	$ 1,997,404	$ (2,397,739)	$ 565,730

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ -	$ -	$ 223	$ -	$ 223
Accounts payable	711	5,753	32,649	-	39,113
Other accrued expenses	3,139	19,907	31,993	-	55,039
	3,850	25,660	64,865	-	94,375

LONG-TERM DEBT	-	300,000	-	-	300,000
DEFERRED COMPENSATION	6,262	7,426	517	-	14,205
DEFERRED TAX LIABILITY	-	-	3,534	(3,534)	-
INTERCOMPANY PAYABLES	355,732	41,324	387,027	(784,083)	-
OTHER LONG-TERM LIABILITIES	16,204	8,928	4,689	-	29,821

MINORITY INTEREST	-	-	2,122	-	2,122

TOTAL SHAREHOLDERS' EQUITY	125,207	75,472	1,534,650	(1,610,122)	125,207
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 507,255	$ 458,810	$ 1,997,404	$ (2,397,739)	$ 565,730

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 6,712	$ 7,818	$ 11,087	$ -	$ 25,617
Accounts receivable, net	114	28,782	108,335	-	137,231
Inventories, net	-	2,681	26,682	-	29,363
Prepaid expenses and other current assets	887	9,901	17,700	-	28,488
	7,713	49,182	163,804	-	220,699

PROPERTY, PLANT AND EQUIPMENT, net	-	21,288	71,750	-	93,038
GOODWILL AND INTANGIBLES, net	46,986	8,652	90,202	-	145,840
INTERCOMPANY RECEIVABLES	25,828	334,793	327,791	(688,412)	-
INVESTMENT IN AFFILIATES	267,943	-	914,018	(1,181,727)	234
DEFERRED TAX ASSET	2,507	25,925	1,726	(4,134)	26,024
OTHER ASSETS	3,634	11,456	3,865	-	18,955
TOTAL ASSETS	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 3,024	$ -	$ 3	$ -	$ 3,027
Accounts payable	2,417	4,581	32,863	-	39,861
Other accrued expenses	1,325	21,057	32,770	-	55,152
	6,766	25,638	65,636	-	98,040

LONG-TERM DEBT	-	300,000	-	-	300,000
DEFERRED COMPENSATION	5,688	7,980	412	-	14,080
DEFERRED TAX LIABILITY	4,134	-	-	(4,134)	-
INTERCOMPANY PAYABLES	264,976	66,550	356,886	(688,412)	-
OTHER LONG-TERM LIABILITIES	10,904	8,716	9,421	-	29,041

MINORITY INTEREST	-	-	1,486	-	1,486

TOTAL SHAREHOLDERS' EQUITY	62,143	42,412	1,139,315	(1,181,727)	62,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

Condensed Consolidating Statements of Operations

(In thousands)	Three Months Ended September 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 48,168	$ 154,355	$ -	$ 202,523
Intercompany revenues	410	4,553	39,361	(44,324)	-
Earnings from consolidated affiliates	42,187	-	99,432	(141,619)	-
Total revenues	42,597	52,721	293,148	(185,943)	202,523

OPERATING EXPENSES
Operating costs	371	26,894	106,940	-	134,205
General and administrative expenses	2,476	4,378	3	-	6,857
Depreciation and amortization	-	1,330	4,232	-	5,562
Other expense (income), net	(1,526)	2,483	30,447	(30,575)	829

Operating income	41,276	17,636	151,526	(155,368)	55,070
Interest expense	-	268	35	-	303

Income before income tax expense	41,276	17,368	151,491	(155,368)	54,767
Income tax expense (benefit)	1,761	3,652	9,839	-	15,252

NET INCOME	$ 39,515	$ 13,716	$ 141,652	$ (155,368)	$ 39,515

Condensed Consolidating Statements of Operations

(In thousands)	Nine Months Ended September 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 132,753	$ 446,895	$ -	$ 579,648
Intercompany revenues	1,021	13,462	106,798	(121,281)	-
Earnings from consolidated affiliates	116,277	-	258,661	(374,938)	-
Total revenues	117,298	146,215	812,354	(496,219)	579,648

OPERATING EXPENSES
Operating costs	1,002	73,567	310,019	-	384,588
General and administrative expenses	8,970	13,284	51	-	22,305
Depreciation and amortization	-	4,030	12,047	-	16,077
Other expense (income), net	1,708	5,459	79,822	(84,668)	2,321

Operating income	105,618	49,875	410,415	(411,551)	154,357
Interest expense	57	5,931	35	-	6,023

Income before income tax expense	105,561	43,944	410,380	(411,551)	148,334
Income tax expense (benefit)	3,002	10,883	31,890	-	45,775

NET INCOME	$ 102,559	$ 33,061	$ 378,490	$ (411,551)	$ 102,559

Condensed Consolidating Statements of Cash Flows

(In thousands)	Nine Months Ended September 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 49,297	$ 34,286	$ 26,554	$ -	$ 110,137
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(8,446)	(13,157)	-	(21,603)
Patents and other intangibles	-	(37)	(218)	-	(255)
Acquisition, net of cash acquired	-	-	(11,536)	-	(11,536)
Minority interest - contribution	-	-	370	-	370
Proceeds from sale of assets	-	2,317	997	-	3,314
Premiums on life insurance	-	(1,175)	-	-	(1,175)
Net cash used in investing activities	-	(7,341)	(23,544)	-	(30,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(3,024)	(5,000)	-	-	(8,024)
Proceeds from debt borrowings	-	5,000	-	-	5,000
Capital lease obligations	-	-	(130)	-	(130)
Stock options exercised	690	-	-	-	690
Excess tax benefit from stock-based payments	11,037	-	-	-	11,037
Dividends paid	(25,342)	-	-	-	(25,342)
Repurchase of common shares	(29,825)	-	-	-	(29,825)
Net cash used in financing activities	(46,464)	-	(130)	-	(46,594)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,833	26,945	2,880	-	32,658
CASH AND CASH EQUIVALENTS, beginning of period	6,712	7,818	11,087	-	25,617
CASH AND CASH EQUIVALENTS, end of period	$ 9,545	$ 34,763	$ 13,967	$ -	$ 58,275

Condensed Consolidating Statements of Operations

(In thousands)	Three Months Ended September 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 34,806	$ 135,259	$ -	$ 170,065
Intercompany revenues	302	4,366	29,884	(34,552)	-
Earnings from consolidated affiliates	35,324	-	73,253	(108,577)	-
Total revenues	35,626	39,172	238,396	(143,129)	170,065

OPERATING EXPENSES
Operating costs	257	20,717	91,573	-	112,547
General and administrative expenses	1,758	5,247	34	-	7,039
Depreciation and amortization	-	1,300	3,735	-	5,035
Other expense (income), net	(950)	2,191	22,223	(23,978)	(514)

Operating income	34,561	9,717	120,831	(119,151)	45,9588
Interest expense	5	577	32	-	614

Income before income tax expense	34,556	9,140	120,799	(119,151)	45,344
Income tax expense (benefit)	3,042	3,554	7,234	-	13,830

NET INCOME	$ 31,514	$ 5,586	$ 113,565	$ (119,151)	$ 31,514

Condensed Consolidating Statements of Operations

(In thousands)	Nine Months Ended September 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 99,662	$ 394,519	$ -	$ 494,181
Intercompany revenues	908	13,174	91,455	(105,537)	-
Earnings from consolidated affiliates	94,917	-	150,550	(245,467)	-
Total revenues	95,825	112,836	636,524	(351,004)	494,181

OPERATING EXPENSES
Operating costs	809	59,503	272,833	-	333,145
General and administrative expenses	6,033	18,731	34	-	24,798
Depreciation and amortization	-	3,927	10,583	-	14,510
Other expense (income), net	(2,244)	6,389	64,439	(71,434)	(2,850)

Operating income	91,227	24,286	288,635	(279,570)	124,578
Interest expense	63	1,782	36	-	1,881

Income before income tax expense	91,164	22,504	288,599	(279,570)	122,697
Income tax expense (benefit)	5,585	8,704	22,829	-	37,118

NET INCOME	$ 85,579	$ 13,800	$ 265,770	$ (279,570)	$ 85,579

Condensed Consolidating Statements of Cash Flows

(In thousands)	Nine Months Ended September 30, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by (used in) operating activities	$ 106,407	$ (16,573)	$ (2,019)	$ -	$ 87,815

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,685)	(11,600)	-	(15,285)
Patents and other intangibles	-	(57)	(195)	-	(252)
Acquisitions, net of cash acquired	-	(5,012)	-	-	(5,012)
Deposit on sale of asset	-	-	13,475	-	13,475
Proceeds from sale of assets	-	30	458	-	488
Premiums on life insurance	-	(1,199)	-	-	(1,199)
Net cash used in investing activities	-	(9,923)	2,138	-	(7,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,654)	(100)	-	-	(2,754)
Capital lease obligations	-	-	(4)	-	(4)
Stock options exercised	18,184	-	-	-	18,184
Tax benefits from stock-based compensation	20,328	-	-	-	20,328
Debt issuance costs	-	(162)	-	-	(162)
Repurchase of common shares	(127,677)	-	-	-	(127,677)
Net cash used in financing activities	(91,819)	(262)	(4)	-	(92,085)

NET CHANGE IN CASH AND CASH EQUIVALENTS	14,588	(26,758)	115	-	(12,055)
CASH AND CASH EQUIVALENTS, beginning of period	1,572	35,385	17,266	-	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 16,160	$ 8,627	$ 17,381	$ -	$ 42,168

13. RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("APB 14-1"). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, interim periods within those fiscal years, and is applied retrospectively to all periods presented. Based on our preliminary assessment of this pronouncement, on January 1, 2009 we expect to record a discount on our Notes of $55.4 million with an offsetting increase recorded to Shareholders' Equity. The discount will be amortized into interest expense over the remaining expected life of the Notes, and increase interest expense by approximately $18.3 million in 2009, $19.6 million in 2010, and $17.5 million in 2011.

14. SUBSEQUENT EVENT

As part of the issuance of the Notes, we entered into an exchangeable senior note hedge transaction in October 2006 (the "Call Option") through one of our subsidiaries with Lehman Brothers OTC Derivatives Inc. ("Lehman OTC") whereby Lehman OTC is obligated to deliver to us an amount of shares required to cover the shares issuable upon conversion of the Notes. On October 3, 2008, Lehman OTC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although we may not retain the benefit of the Call Option, if Lehman OTC fails to perform under the contract, we believe the impact will not be material and would not affect our income statement presentation. In accordance with U.S. GAAP, our reported fully diluted earnings per share include the issuance of shares upon the conversion of the Notes without giving effect to the shares that may be received from Lehman OTC under the Call Option, which is considered anti-dilutive. In addition, we do not expect Lehman OTC's default to result in a direct impact on our balance sheet as the Call Option was initially recorded as an equity transaction. We are currently unable to ascertain whether any value would be established for our unsecured position or how this will ultimately be resolved through the bankruptcy proceedings.

Separate from the Call Option, we also sold Lehman OTC a warrant, for which we received consideration, to purchase up to 3.2 million common shares at an exercise price of $126.52. The warrant becomes exercisable beginning in late December 2011 and expires in January 2012. We are continuing to assess our options under the warrant agreement as a result of Lehman OTC's bankruptcy filing, but we do not believe it will have a direct material impact to our financial results.

The derivative transactions described above do not affect the terms of the outstanding Notes.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2008 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Cautionary Statement Regarding Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Form 10-Q, are forward looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are predictions. No assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

-	general and economic business conditions;

-	prices of oil and natural gas and industry expectations about future prices;

-	foreign exchange controls and currency fluctuations;

-	political stability in the countries in which we operate;

-	the business opportunities (or lack thereof) that may be presented to and pursued by us;

-	changes in laws or regulations;

-	the validity of the assumptions used in the design of our disclosure controls and procedures; and

-	the financial condition of our client base and their ability to fund capital expenditures.

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

We have established internal earnings targets for 2008 that are based primarily on market conditions existing at the time our targets are established. Based on discussions in the Spring of 2008 with our clients and our view of the industry, we anticipated that in 2008 spending by our international clients would increase approximately 20% while we expected North American spending to increase approximately 10%. Attaining our internal targets is dependent on, among other things, commodity prices and oilfield activity sustained at those levels. However, given the recent sharp declines in commodity prices and announced reductions in capital expenditure programs by certain of our clients, oilfield activity levels may not grow at the same rate as earlier expected, and could perhaps decrease on a year-over-year basis. It is too early to determine the impact of these recently announced changes in capital programs by certain of our clients.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended September 30,				% Change
	2008		2007		2008/2007
REVENUES:
Service	$ 154,297	76%	$ 131,060	77%	18%
Product sale	48,226	24%	39,005	23%	24%
Total revenue	202,523	100%	170,065	100%	19%
OPERATING EXPENSES:
Cost of services*	100,264	65%	84,863	65%	18%
Cost of sales*	33,941	70%	27,684	71%	23%
Total cost of services and sales	134,205	66%	112,547	66%	19%
General and administrative expenses	6,857	4%	7,039	4%	(3%)
Depreciation and amortization	5,562	3%	5,035	3%	10%
Other expense (income), net	829	-	(514)	-	(261%)
Operating income	55,070	27%	45,958	27%	20%
Interest expense	303	-	614	-	(51%)
Income before income tax expense	54,767	27%	45,344	27%	21%
Income tax expense	15,252	7%	13,830	8%	10%
NET INCOME	$ 39,515	20%	$ 31,514	19%	25%

*Percentage based on applicable revenue rather than total revenue

	Nine Months Ended September 30,				% Change
	2008		2007		2008/2007
REVENUES:
Service	$ 446,700	77%	$ 374,212	76%	19%
Product sale	132,948	23%	119,969	24%	11%
Total revenue	579,648	100%	494,181	100%	17%
OPERATING EXPENSES:
Cost of services*	291,315	65%	249,140	67%	17%
Cost of sales*	93,273	70%	84,005	70%	11%
Total cost of services and sales	384,588	66%	333,145	67%	15%
General and administrative expenses	22,305	4%	24,798	5%	(10%)
Depreciation and amortization	16,077	3%	14,510	3%	11%
Other expense (income), net	2,321	-	(2,850)	(1%)	(181%)
Operating income	154,357	27%	124,578	25%	24%
Interest expense	6,023	1%	1,881	-	220%
Income before income tax expense	148,334	26%	122,697	25%	21%
Income tax expense	45,775	8%	37,118	8%	23%
NET INCOME	$ 102,559	18%	$ 85,579	17%	20%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007 (unaudited)

Service Revenues

Service revenues increased to $154.3 million for the third quarter of 2008, up 18% when compared to $131.1 million for the third quarter of 2007. For the nine months ended September 30, 2008, service revenues increased 19% to $446.7 million compared to $374.2 million for the respective period in 2007. This increase in revenue was largely attributable to an increase in worldwide oilfield activities, acceptance of recently introduced services to our customers and continued demand for our reservoir optimizing technologies in several North American projects related to oil sands, tight-gas sands, and shale reservoirs. The revenue growth was also driven, in part, by our continued expansion in West Africa, the Middle East and Asia along with our worldwide deepwater evaluation projects.

Product Sale Revenues

Revenues associated with product sales increased to $48.2 million for the third quarter of 2008, up 24% from $39.0 million for the third quarter of 2007, exceeding the 13% increase in the North American rig count. For the nine months ended September 30, 2008, product sale revenues increased 11% to $132.9 million compared to $120.0 million for the same period in 2007. These increases were primarily the result of continued market penetration and acceptance of new reservoir optimizing technologies introduced in 2007 and 2008 coupled with the continued increase in drilling activity on a global basis, but more specifically for natural gas in the North American markets.

Cost of Services

Cost of services expressed as a percentage of service revenue was 65% for the quarter ended September 30, 2008, which was comparable to the corresponding quarter in 2007. For the nine-month period ending September 30, 2008, cost of services expressed as a percentage of service revenue was 65% as compared to 67% for the same period for 2007. The decline in the cost of services relative to service revenue was primarily as a result of higher incremental margins earned on increased revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Cost of Sales

Cost of sales as a percentage of product sale revenues was 70% for the quarter ended September 30, 2008, which improved slightly from the 71% for the same period in 2007. For the nine month period ending September 30, 2008, cost of product sales expressed as a percentage of sales revenue was 70% which was comparable with the same period in 2007. The continuation of improved margins is due to an increased demand for recently introduced higher margin products and from a continued improvement in our manufacturing efficiencies and improved inventory management of our well completion and perforating systems.

General and Administrative Expenses

General and administrative expenses totaled $6.9 million for the third quarter of 2008, a slight improvement when compared to $7.0 million for the third quarter of 2007. For the nine-month periods ended September 30, 2008 and 2007, general and administrative expenses were $2.5 million lower, at $22.3 million from $24.8 million, the result of lower compensation benefits for certain members of management in 2008 compared to 2007.

Depreciation and Amortization Expense

Depreciation and amortization expense of $5.6 million for the third quarter of 2008, an increase of $0.6 million from $5.0 million for the third quarter of 2007. For the nine-month period ended September 30, 2008, depreciation and amortization expense was $16.1 million, an increase of $1.6 million from the nine-month period ended September 30, 2007. This increase in depreciation and amortization expense was due to the expansion of our capital expenditure program to fund operational growth.

Other Expense (Income), Net

Other expense (income), net consisted of the following at September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Minority interest	$ 102	$ 122	$ 283	$ 153
Gain on sale of assets	(125)	(30)	(1,719)	(249)
Foreign exchange loss (gain)	2,364	(352)	1,885	(827)
Interest income	(392)	(136)	(685)	(1,047)
Non-income tax accrual	-	-	5,030	-
Other, net	(1,120)	(118)	(2,473)	(880)
Total other expense (income), net	$ 829	$ (514)	$ 2,321	$ (2,850)

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded. Additionally, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Australian Dollar	$ 384	$ (26)	$ 353	$ (56)
British Pound	308	(8)	320	(9)
Canadian Dollar	498	(199)	774	(443)
Euro	241	(198)	(153)	(282)
Russian Ruble	283	(152)	22	(223)
Other currencies, net	650	231	569	186
Total loss (gain)	$ 2,364	$ (352)	$ 1,885	$ (827)

Income Tax Expense

The effective tax rates for the third quarter of 2008 and 2007 were 27.8% and 30.5%, respectively. The decrease in the effective tax rate for the third quarter of 2008 yields a projected annual tax rate of 31.2% and relates to assessments from ongoing tax audits for years 1998 thru 2004 that were less than the amount that had been previously reserved in addition to adjustments to prior reserves upon the completion of 2007 tax returns filed in various tax jurisdictions.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the three and nine month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:	(Unaudited)		(Unaudited)
Reservoir Description	$ 112,037	$ 97,476	$ 326,695	$ 274,437
Production Enhancement	78,848	61,998	217,578	181,566
Reservoir Management	11,638	10,591	35,375	38,178
Consolidated	$ 202,523	$ 170,065	$ 579,648	$ 494,181

Operating income:
Reservoir Description	$ 25,455	$ 26,108	$ 77,441	$ 64,307
Production Enhancement	26,622	17,426	71,745	49,678
Reservoir Management	3,089	2,357	10,278	10,171
Corporate and Other[1]	(96)	67	(5,107)	422
Consolidated	$ 55,070	$ 45,958	$ 154,357	$ 124,578

1) "Corporate and Other" represents those items that are not directly related to a particular segment

Reservoir Description

Revenues from the Reservoir Description segment increased $14.5 million to $112.0 million in the third quarter of 2008, compared to $97.5 million in the third quarter of 2007. For the nine months ended September 30, 2008 revenues increased $52.3 million to $326.7 million from $274.4 million for the nine months ended September 30, 2007. The revenue increase resulted from continued expansion of and several new reservoir rock and reservoir fluids characterization projects in the Middle East and Asia-Pacific. The revenue growth was also driven, in part, by the continued expansion of worldwide deepwater projects in West Africa.

Operating income in the third quarter of 2008 decreased by 3%, or $0.6 million, to $25.5 million compared to $26.1 million for the third quarter of 2007. Operating income for the nine-month period ended September 30, 2008 increased by 20%, or $13.1 million, to $77.4 million. The decrease in operating income for the quarter was primarily due to high foreign exchange expense and power outages along the Texas and Louisiana Gulf Coast region following Hurricanes Gustav and Ike, causing several facilities to be offline for more than a week as well as affecting our clients' operations. The increase in operating income for the year was primarily due to higher incremental margins earned from increased sales over our relatively fixed cost structure offset by high foreign exchange expense in the third quarter of 2008. Operating margins for the quarter and nine months ended September 30, 2008 were 23% and 24%, respectively, compared to 27% and 23% for the same periods in 2007, respectively.

Production Enhancement

Revenues from the Production Enhancement segment increased $16.8 million to $78.8 million in the third quarter of 2008 as compared to $62.0 million in the third quarter in 2007, and revenues increased $36.0 million to $217.6 million for the nine months ended September 30, 2008 as compared to $181.6 million for the same period in 2007. The primary reason for the increase in our revenues in this segment continues to be the market penetration and client acceptance of our well perforating and completion products and our fracture diagnostic services.

Operating income in the third quarter of 2008 increased by 53%, or $9.2 million, to $26.6 million from $17.4 million for the third quarter of 2007. Operating margins increased to 34% in the third quarter of 2008 compared to 28% for the same period in 2007. For the nine months ended September 30, 2008, operating income increased to $71.7 million, an increase of 44% over the same period in 2007. These margin improvements were primarily due to increased market penetration of higher-margin services and products including our proprietary and patented fracture diagnostic technologies, such as our SpectraScan™ and SpectraChem™ tracer service and our new SuperHERO Plus+™ perforating charges and gun systems.

Reservoir Management

Revenues from the Reservoir Management segment increased $1.0 million in the third quarter of 2008 as compared to the third quarter of 2007. Revenues for the nine-month period ended September 30, 2008 were $35.4 million, a decrease of 7% from $38.2 million from the same period in 2007. The increase in revenue for the quarter was due to continued interest in several of our existing multi-client reservoir studies. During the quarter a new study was initiated in response to recent discoveries of crude oil and natural gas offshore of Vietnam. The decrease in revenue for the year was a result of the culmination of several large Venezuela based projects for reservoir monitoring systems in the second quarter of 2007 which offset the continued expansion of the multi-client reservoir study sales in the U.S. and new studies being performed.

Operating income in the third quarter of 2008 increased 31% to $3.1 million from $2.4 million for the third quarter of 2007. For the nine-month period ended September 30, 2008, operating income was $10.3 million, as compared to operating income of $10.2 million from the same period in 2007. The increase in operating income was primarily related to new licenses of several of our existing multi-client studies. The increase in operating income for the year was primarily due to the continued expansion of the multi-client reservoir study sales and new studies being performed. This increase in operating income for the nine months ended September 30, 2008 was partially offset by the culmination of several large products in the second quarter of 2007.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash that was available in the period which was in excess of our needs to fund our capital expenditures and operate the business. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the nine month period ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Free cash flow calculation:	(unaudited)
Net cash provided by operating activities	$ 110,137	$ 87,815
Less: capital expenditures	21,603	15,285
Free cash flow	$ 88,534	$ 72,530

The increase in free cash flow in 2008 compared to 2007 was due to a higher net income, which was partially offset by an increase in capital expenditures. Additionally, working capital, excluding cash, increased at a reduced rate in the third quarter of 2008 as compared to third quarter of 2007, and therefore had less of an impact on cash flow in the current year. At September 30, 2008, we had working capital of $169.1 million. At December 31, 2007 we had working capital of $122.7 million.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2008 and 2007 (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash provided by/(used in):	(unaudited)
Operating activities	$ 110,137	$ 87,815
Investing activities	(30,885)	(7,785)
Financing activities	(46,594)	(92,085)
Net change in cash and cash equivalents	$ 32,658	$ (12,055)

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income along with a decrease in the growth of accounts receivable offset by a reduction in liabilities.

The increase in cash flows used in investing activities was due to an increase in capital expenditures for the period of $6.3 million, a larger acquisition in 2008 and less cash received from asset sales.

The decrease in cash flows used in financing activities related primarily to a decrease in the number of shares repurchased under our common share repurchase program. In the first nine months of 2008, we repurchased 260,915 shares for an aggregate price of $29.8 million compared to 1.4 million shares for an aggregate price of $127.7 million during the same period in 2007. In addition, fewer stock options were exercised and less excess tax benefits from stock-based compensation were recognized in 2008 offset by dividends of $25.3 million paid in 2008.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $8.9 million at September 30, 2008 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at September 30, 2008 was $91.1 million.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at September 30, 2008. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Core Laboratories N.V.'s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008 at the reasonable assurance level. Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Further, the design of disclosure controls and internal control over financial reporting must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Return to Index

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in this report and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. An additional risk factor to those listed in our Annual Report on Form 10-K is listed below.

Recent decreases in the market price of oil and natural gas and disruptions in the global financial markets may decrease demand for our oilfield products and services and cause downward pressure on the prices we charge.

During the third quarter of 2008, the market price of oil and natural gas decreased significantly.  In addition, recent disruptions and instability in the global financial markets have resulted in a significant reduction in the availability of funds from equity and debt capital markets and other credit markets. As a result of these developments, many of our customers may be unable to implement their development plans and may be forced to significantly reduce their capital expenditures. This may result in diminished demand for our oilfield products and services and cause downward pressure on the prices we charge or the level of work that we do for our clients. A significant or prolonged reduction in demand for oilfield services could adversely affect our operating results.

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
July 1-31, 2008	-	-	-	-
August 1-31, 2008 (1)	374	$ 119.88	-	37,034
September 1-30, 2008	-	-	-	37,034
Total	374	$ 119.88	-

(1) Shares valued at $44,835, or $119.88 per share, surrendered to us by participants in a stock-based compensation plan to settle any required withholding of personal tax that may result from the award in August 2008.

Under recently amended Dutch law, and subject to certain Dutch statutory provisions, and with shareholder approval we will be permitted to repurchase up to 50% of our issued share capital in open market purchases. In connection with our initial public offering in September 1995 and Dutch law in effect at the time, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital for a period of 18 months. At each annual shareholders' meeting subsequent to 1995, our shareholders have renewed that authorization.

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	October 24, 2008	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
Duly Authorized Officer and
Principal Financial Officer

Return to Index