Form 10-K
period 2008-12-31
CORE LABORATORIES N V
filed 2009-02-20
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

FORM 10-K

(Mark One)

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes __ No _X_

As of June 30, 2008, the number of common shares outstanding was 23,004,018. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $3,089,395,004.

As of February 18, 2009, the number of common shares outstanding was 22,922,783.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2009, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

This document (excluding exhibits) contains 65 pages.

The table of contents is set forth on the following page. The exhibit index begins on page 28.

CORE LABORATORIES N.V.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General

Core Laboratories N.V. is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These products and services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 5,000 employees.

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

International Expansion of Services and Products

Another component of our business strategy is to broaden the spectrum of services and products offered to our clients on a global basis. We intend to continue using our worldwide network of offices to offer many of our services and products that have been developed internally or obtained through acquisitions. This allows us to enhance our revenues through efficient utilization of our worldwide network.

Acquisitions

We continually review potential acquisitions to add key services and technologies, enhance market presence or complement existing businesses.

More information relating to our acquisitions during 2007 and 2008 is included in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K ("Notes to Consolidated Financial Statements").

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 77%, 76% and 75% of our revenues from operations for the years ended December 31, 2008, 2007 and 2006, respectively.

We manufacture products primarily in five facilities for distribution on a global basis. Product sales, generated principally in our Production Enhancement segment, accounted for approximately 23%, 24% and 25% of our revenues from operations for the years ended December 31, 2008, 2007 and 2006, respectively.

Our product sales backlog at December 31, 2008 was approximately $21.8 million compared to $15.3 million at December 31, 2007. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2008 will be completed in 2009.

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

In addition to our many patented reservoir analysis technologies, we have established ourselves as a global leader in the manufacture and distribution of high-performance perforating products. Our unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the completion of oil and gas wells. Our "systems" approach to the perforating of an oil or gas well has resulted in numerous patented products. Our HERO™ (High Efficiency Reservoir Optimization) and recently introduced SuperHERO™ and SuperHERO Plus+™ perforating system has quickly become an industry leader in enhancing reservoir performance. The SuperHERO™ and SuperHERO Plus+™ perforating systems are expected to run in parallel with our successful HERO™ line and is designed to optimize wellbore completions and stimulation programs in gas-shale reservoirs. Evolved from our HERO™ charges, the SuperHERO™ and the SuperHERO Plus+™ charges use a proprietary and patented design of powdered metal liners and explosives technology that results in a deeper and cleaner perforating tunnel into the gas-shale reservoir. This allows greater flow of hydrocarbons to the wellbore and helps to maximize hydrocarbon recovery from the reservoir. Moreover, the deeper, near debris-free perforations enable lower fracture initiation pressures, reducing the amount of pressure-pumping horsepower required and its associated cost. SuperHERO™ and SuperHERO Plus+™ charges can eliminate the ineffective perforations that would otherwise limit daily natural gas production and hinder the optimal fracture stimulation programs needed for prolific production from the Barnett, Fayetteville, Haynesville and similar gas-shale formations. Our manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

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

These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us. We also develop and provide industry consortium studies to provide critical reservoir information to a broad spectrum of clients in a cost effective manner such as our multi-client regional reservoir optimization projects for both North America and international studies, especially studies pertaining to unconventional natural gas reservoirs such as our ongoing gas-shale studies entitled Reservoir Characterization and Production Properties of the Haynesville and Bossier Shales in Louisiana and Texas, Marcellus Shale Study in the Appalachian Mountains, Reservoir Characterization and Production Properties of Gas Shales. Additional studies being performed are our long running deep water Gulf of Mexico studies, a worldwide characterization of tight-gas sands, with special emphasis in the Middle East region, deepwater studies off the coast of Brazil, and a study on the petroleum potential of offshore Vietnam.

Marketing and Sales

We market and sell our services and products through a combination of print advertising, technical seminars, trade shows and sales representatives. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices.

Research and Development

The market for our products and services is characterized by changing technology and frequent product introduction. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. Many of our acquisitions have allowed us to obtain the benefits of the acquired company's research and development projects without the significant costs that would have been incurred if we had attempted to develop the products and services ourselves. We incur costs as part of internal research and development and these costs are charged to expense as incurred. We intend to continue committing financial resources and effort to the development and acquisition of new products and services. Over the years, we have made a number of technological advances, including the development of key technologies utilized in our operations. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 50%, 51% and 53% of our revenues from operations during the years ended December 31, 2008, 2007 and 2006, respectively. Not included in the foregoing percentages are significant levels of our revenues recorded in the U.S. that are sourced from projects on foreign oilfields.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not able to always eliminate our foreign currency exposure. We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our reported revenues by geographic region (in contrast to the location of the reservoirs) for the years ended December 31, 2008, 2007 and 2006:

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

Employees

As of December 31, 2008, we had approximately 5,000 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Web Site Access to Our Periodic SEC Reports

Our primary internet address is http://www.corelab.com. We file or furnish Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K, Current Reports on Form 8-K, and any amendments to those reports with the U.S. Securities and Exchange Commission ("SEC"). These reports are available free of charge through our web site as soon as reasonably practicable after they are filed or furnished electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules.

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

NYSE Corporate Governance Matters

As a listed company with the New York Stock Exchange, our Chief Executive Officer, as required under Section 303A.12(a) of the NYSE Listed Company Manual, must certify to the NYSE each year whether or not he is aware of any violation by the company of NYSE Corporate Governance listing standards as of the date of the certification. On August 27, 2008, our Chief Executive Officer submitted such a certification to the NYSE which stated that he was not aware of any violation by Core Lab of the NYSE Corporate Governance listing standards. We will timely provide the annual certification of our Chief Executive Officer this year. Included as Exhibits 31.1 and 31.2 to this Form 10-K are the Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield products and services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our products and services, which include, but are not limited to:

-	general and economic business conditions;

-	market prices of oil and gas and expectations about future prices;

-	cost of producing oil and natural gas;

-	the level of drilling and production activity;

-	mergers, consolidations and downsizing among our clients;

-	coordination by OPEC;

-	the impact of commodity prices on the expenditure levels of our clients;

-	financial condition of our client base and their ability to fund capital expenditures;

-	adverse weather conditions;

-	civil unrest in oil producing countries;

-	level of consumption of oil, gas and petrochemicals by consumers;

-	changes in laws or regulations;

-	the business opportunities (or lack thereof) that may be presented to and pursued by us; and

-	availability of services and materials for our clients to grow their capital expenditures.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our oilfield products and services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our operating results.

During 2008, the market price of oil and natural gas decreased significantly.  In addition, recent disruptions and instability in the global financial markets have resulted in a significant reduction in the availability of funds from equity and debt capital markets and other credit markets. As a result of these developments, many of our customers may be unable to implement their development plans and may be forced to significantly reduce their capital expenditures. This may result in diminished demand for our oilfield products and services and cause downward pressure on the prices we charge or the level of work that we do for our clients. A significant or prolonged reduction in demand for oilfield services could adversely affect our operating results.

We depend on the results of our international operations, which expose us to risks inherent in doing business abroad.

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 50%, 51% and 53% of our revenues during the years ended December 31, 2008, 2007 and 2006, respectively. Not included in the foregoing percentages are significant levels of our revenues recorded in the U.S. that are sourced from projects on foreign oilfields. Our operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

-	global economic conditions;

-	political actions and requirements of national governments including trade restrictions, embargoes and expropriations of assets;

-	potential adjustments to tax liabilities in multiple jurisdictions;

-	civil unrest;

-	acts of terrorism;

-	fluctuations and changes in currency exchange rates;

-	the impact of inflation; and

-	current conditions in oil producing countries such as Venezuela, Nigeria, Iran and Iraq considering their potential impact on the world markets.

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

One of our key business strategies is to acquire technologies, operations and assets that are complementary to our existing businesses. There are financial, operational and legal risks inherent in any acquisition strategy, including:

-	increased financial leverage;

-	ability to obtain additional financing;

-	increased interest expense; and

-	difficulties involved in combining disparate company cultures and facilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our meeting of shareholders on January 29, 2009, our shareholders voted on all matters presented to them with the results of the vote below.

Shareholders approved the authorization of our Management Board to repurchase up to 25.6% of our issued share capital from time to time for an 18 month period until July 29, 2010. The extraordinary meeting authorized the Management Board to repurchase up to 10% of our issued share capital which may be used for any legal purpose and an additional 15.6% of our issued share capital which will be held temporarily and may only be used for the satisfaction of any obligation we may have to deliver shares pursuant to our Senior Exchangeable Notes when they become due or pursuant to warrants sold to Lehman Brothers. The proposal was approved by 16,812,900 votes in favor, 23,422 votes against, with 6,954 abstentions.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE are set in the following table for the periods indicated.

	High	Low
2008
First Quarter	$ 129.91	$ 102.08
Second Quarter	146.47	117.48
Third Quarter	144.21	91.76
Fourth Quarter	99.40	48.52
2007
First Quarter	$ 85.94	$ 73.22
Second Quarter	103.88	82.23
Third Quarter	129.96	96.58
Fourth Quarter	155.50	114.20

On February 18, 2009, the closing price, as quoted by the NYSE, was $65.60 per share and there were 22,922,783 common shares issued and outstanding held by approximately 1,100 record holders and approximately 10,800 beneficial holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In July 2008 Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.10 per share were paid in August and November 2008 and a dividend payable in March 2009 was declared in January 2009. In addition, a special non-recurring cash dividend of $1.00 per share was paid in August. The declaration and payment of future dividends, however, will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Standard & Poor's Oil & Gas Equipment and Services Index (which has been selected as our peer group) for the period beginning December 31, 2003 and ending December 31, 2008. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2003 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2008

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2008:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (3)
October 1-31, 2008	30,791	$ 57.26	30,791	45,822
November 1-30,2008 (1)	83	$ 68.39	83	46,989
December 1-31, 2008 (2)	2,516	$ 58.20	2,516	52,073
Total	33,390	$ 57.36	33,390	52,073

(1)	83 shares valued at $6 thousand, or $68.39 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2)	2,516 shares valued at $0.1 million, or $58.20 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(3)	During the quarter 8,850 shares were distributed from the share repurchase program relating to stock-based awards.

On October 10, 2002, we began to repurchase our shares under a share repurchase program approved by shareholders in connection with our initial public offering in September 1995. The program has continued to be extended for a period of 18 months at each of our annual shareholder meetings authorizing the purchase of up to 10% of our issued shares. On January 29, 2009, our shareholders authorized the extension through July 29, 2010 to purchase up to 10% of our issued shares and an additional 15.6% of our issued shares to fulfill obligations relating to our Senior Exchangeable Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. From the activation of the share repurchase program through December 31, 2008, we have repurchased 15,341,099 shares for an aggregate purchase price of approximately $624.4 million, or an average price of $40.70 per share and have cancelled 12,767,747 shares at a cost of $373.3 million. At December 31, 2008, we held 2,499,923 shares in treasury and with the authority to repurchase 52,073 additional shares under our stock repurchase program. The cancellation of shares has also been approved by shareholders at prior shareholder meetings.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share and other data)

Financial Statement Data:
Revenues	$ 780,836	$ 670,540	$ 575,689	$ 483,467	$ 427,427
Income from continuing operations	143,603	121,105	82,662	31,717	28,022
Net income	143,603	121,105	82,662	31,211	12,290
Working capital	146,338	122,659	136,632	83,689	84,233
Total assets	537,651	504,790	501,215	394,601	388,797
Long-term debt and capital lease obligations,
including current maturities	238,658	303,027	302,764	88,648	113,200
Shareholders' equity	158,153	62,143	71,836	214,257	190,296
Earnings Per Share Information:
Income from continuing operations:
Basic	$ 6.24	$ 5.15	$ 3.29	$ 1.22	$ 1.04
Diluted	$ 6.00	$ 4.96	$ 3.07	$ 1.13	$ 0.97
Net income:
Basic	$ 6.24	$ 5.15	$ 3.29	$ 1.20	$ 0.46
Diluted	$ 6.00	$ 4.96	$ 3.07	$ 1.11	$ 0.43
Weighted average common shares outstanding:
Basic	23,008	23,537	25,157	26,038	26,896
Diluted	23,944	24,408	26,888	28,008	28,761
Cash dividends declared per share	$ 1.20	$ -	$ -	$ -	$ -
Other Data:
Current Ratio (1)	2.5:1	2.3:1	2.5:1	2.2:1	2.3:1
Debt to Capitalization Ratio (2)	55%	78%	71%	28%	35%

(1)	Current ratio is calculated as follows: current assets divided by current liabilities.
(2)	Debt to capitalization ratio is calculated as follows: debt divided by the sum of cash, debt and shareholders' equity.

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

In 2007, prices for crude oil climbed throughout the year reaching record highs which continued to drive the increase in the oilfield service sector activity levels. Prices for crude oil continued their rapid climb through the first half of 2008 reaching an all time high before quickly declining the second half of the year to 2004 levels due to a decrease in demand driven by the economic downturn.

Prices for natural gas increased in 2007 over 2006 levels and continued to increase in 2008 through the first half of the year approaching similar price levels attained in 2005 before declining in the second half of the year due to the economic downturn. Through the first half of 2008, general oil market conditions in the United States improved along with a continued increase in global demand which contributed to increasing the price for the commodity as well as its derivative crude-oil products and petrochemical products. Later in 2008, as the economy began a downturn, commodity prices began a downward slide due primarily from a decline in demand.

The following table summarizes the average worldwide and U.S. rig counts for the years ended December 31, 2008, 2007 and 2006, as well as the spot price of a barrel of West Texas Intermediate crude and an mcf of natural gas at the dates then ended:

	As of December 31,
	2008	2007	2006

Worldwide Rig Count (1)	3,336	3,116	3,043
U.S. Rig Count (1)	1,878	1,768	1,648
Crude Oil Price per Barrel (WTI Spot)	$ 44.60	$ 95.95	$ 60.85
Natural Gas Price Spot Average per MCF (2)	$ 5.63	$ 7.11	$ 5.51

(1)	Baker Hughes Incorporated - World-wide Rig Count
(2)	Obtained from U.S. Department of Energy Henry Hub spot price at 12/31/08, 12/28/07 & 12/29/06 per the New York Mercantile Exchange

Industry wide, oilfield activity in North America began to soften during the year as oil companies reduced their rate of increase in spending levels. Industry activity levels outside of North America did not experience the same reduction in spending levels. Our activity levels outside of North America continued to increase as oilfield activities by our customers increased. These higher activity levels resulted in increased revenues for us in 2008 across all of our business segments.

Given these higher revenues, in conjunction with efforts to contain our cost structure, we were able to generate operating income that was 12% greater than the prior year. Our Reservoir Description segment showed improvement in almost all operations, primarily as a result of the spending levels of our clients aimed at characterizing and analyzing reservoirs, crude oil and derivative products. Operating income from our Production Enhancement segment was up over the prior year due to the acceptance of recently introduced improvements to our technologies. The results for our Reservoir Management group have continued to grow over prior years due primarily to the success of our multi-client reservoir studies.

Outlook

We continue our efforts to expand our market presence by opening facilities in strategic areas and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on current market conditions. Based on the recent decline in commodity prices, discussions with our clients and our view of the industry, we anticipate that in 2009 spending by our international and North American clients to be, in general, lower and in some geographic areas significantly lower.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our dividend and share repurchase programs from a combination of cash on hand, cash flow from operating activities and available borrowings under our revolving credit facility

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP") and require us to make estimates and assumptions during their preparation which requires judgment. Our accounting policies and procedures are explained in Note 2 to the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2008:

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific customers and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2008 was $3.5 million compared to $4.2 million at December 31, 2007.

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

Provisions for asset impairment are charged to income when the net book value of the assets, or carrying value, is determined to be unrecoverable and the carrying value exceeds the fair value of the assets, calculated as the present value of estimated future cash flows. The calculation of fair value requires estimates of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry. We did not record impairment charges relating to our long-lived assets held for use during the years ended December 31, 2008, 2007 or 2006.

We review our goodwill, the excess of the purchase price over the fair value of net assets acquired in business combinations, at least annually for impairment or more frequently if an event occurs which may indicate impairment during the year. We evaluated assets with indefinite lives, including goodwill and certain intangible assets, for impairment comparing the fair value of our reportable segments to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. Fair value is determined by projecting future cash flows on a discounted basis. If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated. If impairment is indicated, the fair value of the reportable segment would be determined. Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not identify a triggering event or record impairment charges relating to our goodwill during the years ended December 31, 2008, 2007 or 2006.

Inventory Valuation Allowances

Our valuation reserve for inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Should these assumptions and judgments not occur, our valuation allowance would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2008 was $1.7 million compared to $1.9 million at December 31, 2007. If we overestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

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

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated $9.4 million and $8.0 million at December 31, 2008 and 2007, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested.  Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes.

Stock-Based Compensation

We have two stock-based compensation plans, as described in further detail in Note 13 to our Consolidated Financial Statements. We have adopted the provisions of Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R") beginning on January 1, 2006. For new awards issued and awards modified, repurchased or cancelled, the compensation expense is equal to the fair value of the award at the date of the grant and is recognized in the Consolidated Statement of Operations for those awards earned over the requisite service period of the award.

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following table summarizes key estimates and assumptions used to prepare our Consolidated Financial Statements for the years ended December 31, 2008, 2007 or 2006.

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

See "Long-Lived Assets, Intangibles and Goodwill." Our impairment analysis is subjective and includes estimates based on assumptions regarding future growth rates, interest rates and operating expenses.

Off-Balance Sheet Arrangements

Other than normal operating leases, we do not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Results of Operations

Results of operations as a percentage of applicable revenues are as follows (dollars in thousands):

	Year Ended						% Change
REVENUES:	2008		2007		2006		2008/2007	2007/2006
Services	$ 597,695	76.5%	$ 508,046	75.8%	$ 430,118	74.7%	17.6%	18.1%
Product Sales	183,141	23.5%	162,494	24.2%	145,571	25.3%	12.7%	11.6%
	780,836	100.0%	670,540	100.0%	575,689	100.0%	16.4%	16.5%
OPERATING EXPENSES:
Cost of services*	387,145	64.8%	336,155	66.2%	300,663	69.9%	15.2%	11.8%
Cost of sales*	127,637	69.7%	113,036	69.6%	106,436	73.1%	12.9%	6.2%
Total cost of services and sales	514,782	65.9%	449,191	67.0%	407,099	70.7%	14.6%	10.3%
General and administrative expenses	31,646	4.1%	33,837	5.0%	33,082	5.7%	(6.5%)	2.3%
Depreciation and amortization	21,773	2.8%	19,476	2.9%	17,275	3.0%	11.8%	12.7%
Other expense (income), net	5,922	0.7%	(15,812)	(2.3)%	(5,324)	(0.9)%	NM	NM
OPERATING INCOME	206,713	26.5%	183,848	27.4%	123,557	21.5%	12.4%	48.8%
Gain on repurchase of senior exchangeable notes	8,323	1.1%	-	-%	-	-%	100.0%	-%
Interest expense	6,431	0.8%	2,551	0.4%	5,805	1.0%	152.1%	(56.1)%
Income before income tax expense	208,605	26.7%	181,297	27.0%	117,752	20.5%	15.1%	54.0%
Income tax expense	65,002	8.3%	60,192	8.9%	35,090	6.1%	8.0%	71.5%
NET INCOME	$ 143,603	18.4%	$ 121,105	18.1%	$ 82,662	14.4%	18.6%	46.5%

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.

Operating Results for the Year Ended December 31, 2008 Compared to the Years Ended December 31, 2007 and 2006

We evaluate our operating results by analyzing revenues, operating income margin (defined as operating income divided by total revenue) and net income margin (defined as net income divided by total revenue). Since we have a relatively fixed cost structure, increases in revenues generally translate into higher operating income margin and income margin percentages. Results for the years ended December 31, 2008, 2007 and 2006 are summarized in the following chart:

Service Revenues

Service revenues increased to $597.7 million for 2008 from $508.0 million for 2007 and $430.1 million for 2006. These year-over-year increases in service revenues were largely attributable to a continued increase in worldwide oilfield activities, acceptance of recently introduced services by our customers and continued demand for our reservoir optimizing technologies in several North American projects related to oil sands, tight-gas sands and shale reservoirs. The revenue growth was also driven, in part, by our continued expansion in West Africa, the Middle East and Asia along with our worldwide deepwater evaluation projects. The average worldwide operating rig count increased to 3,336 for 2008 from 3,116 and 3,043 for 2007 and 2006, respectively, as derived from published reports from Baker Hughes Incorporated. This overall increase in drilling-related activity created greater demand for our reservoir rock and fluid characterization services. However with the recent trend in the decline of active rigs, the decline in oil and gas prices and the reductions in capital expenditures announced by our clients, our service revenues could be affected in 2009.

Product Sale Revenues

Product sale revenues increased to $183.1 million for 2008, from $162.5 million for 2007 and $145.6 million for 2006. These incremental improvements in revenue were consistent with the higher revenues we experienced for our services, a 13% year-over-year increase for the period ended December 31, 2008 and a 12% year-over-year increase for the period ended December 31, 2007. These increases were primarily the result of continued market penetration and acceptance of new reservoir optimizing technologies introduced in 2007 and 2008 coupled with improved pricing and the continued increase in drilling activity on a global basis, but more specifically for natural gas in the North American markets which resulted in higher demand for our well completion products. However with the recent trend in the decline of active rigs, the decline in oil and gas prices and the reductions in capital expenditures announced by our clients, our product sale revenues could be affected in 2009.

Cost of Services

Cost of services increased to $387.1 million for 2008 from $336.2 million for 2007 and $300.7 million for 2006. As a percentage of service revenue, cost of services have steadily decreased to 64.8% in 2008 from 66.2% in 2007 and 69.9% in 2006. The continuous decline in the cost of services relative to service revenue has been primarily a result of incremental margins earned on higher revenues over our relatively fixed cost structure. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Cost of Sales

Cost of sales increased to $127.6 million for 2008 from $113.0 million for 2007 and $106.4 million for 2006. As a percentage of product sale revenues, cost of sales remained relatively steady at 69.7% for 2008 compared to 69.6% for 2007 and down from 73.1% for 2006. The improvement in margins for 2008 and 2007 as compared to 2006 was largely attributable to the growing demand for our new technologies which are our higher margin products, from an overall increase in sales, continued efforts to enhance our manufacturing efficiencies, price increases and improved inventory management.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. These expenses decreased in 2008 in comparison to 2007 and 2006 primarily due to lower compensation benefits for certain members of management in 2008 compared to 2007 and 2006. We held our general and administrative expenses relatively flat in 2007 compared to 2006.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.3 million in 2008 compared to 2007. Depreciation and amortization expense increased $2.2 million in 2007 compared to 2006. This increase in depreciation and amortization expense was primarily due to an increase in capital expenditures as we continue to grow the company.

Other Expense (Income), Net

The components of other expense (income), net, were as follows (in thousands):
	Year Ended
	2008	2007	2006

Minority interest	$ 342	$ 103	$ 120
Gain on sale of assets	(2,015)	(10,354)	(755)
Equity in loss (income) of affiliates	(300)	656	123
Foreign exchange loss (gain)	6,555	(1,413)	(1,443)
Interest income	(848)	(1,282)	(457)
Non-income tax expense	5,030	-	-
Gain on involuntary sale of asset	-	-	(375)
Gain on insurance recovery	-	-	(492)
Other	(2,842)	(3,522)	(2,045)
Total other expense (income), net	$ 5,922	$ (15,812)	$ (5,324)

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

Gain On Repurchase Of Senior Exchangeable Notes

During the fourth quarter of 2008, we repurchased $61.3 million of our senior exchangeable notes at a discount which resulted in a gain of $8.3 million.

Interest Expense

Interest expense increased $3.9 million in 2008 compared to 2007, due to the write-off of debt financing costs relating to our senior exchangeable debt securities. Interest expense decreased $3.3 million in 2007 compared to 2006, due to the refinancing of our debt positions in the fourth quarter of 2006 in which we issued senior exchangeable debt securities at a fixed rate of 0.25%. The proceeds from the senior exchangeable debt securities issued in 2006 were used to pay off our variable rate credit facility at which time bore an average interest rate of 6.00% for the period outstanding in 2006.

Income Tax Expense

Income tax expense increased $4.8 million in 2008 compared to 2007 due to an increase in earnings of $27.3 million offset by a decrease in the tax rate. Income tax expense increased $25.1 million in 2007 compared to 2006 due to an increase in earnings of $63.5 million and an increased tax rate. The effective tax rate was 31.2% for 2008, 33.2% for 2007 and 29.8% for 2006. The higher tax rate for 2007 was due to additional accrual for an ongoing tax uncertainty in one of our taxing jurisdictions. In 2006, we released approximately $6.1 million of the valuation allowance due to an increase in taxable income which was primarily offset by an increase in our provision for tax controversies in various jurisdictions.

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.

Segment Revenues
	For the Years Ended December 31,
(dollars in thousands)	2008	% Change	2007	% Change	2006

Reservoir Description	$ 435,425	16.3%	$ 374,455	18.8%	$ 315,068
Production Enhancement	293,017	19.7%	244,830	9.8%	223,056
Reservoir Management	52,394	2.2%	51,255	36.4%	37,565
Total Revenues	$ 780,836	16.4%	$ 670,540	16.5%	$ 575,689

Segment Operating Income
	For the Years Ended December 31,
(dollars in thousands)	2008	% Change	2007	% Change	2006

Reservoir Description (1)	$ 100,817	1.0%	$ 99,864	72.0%	$ 58,049
Production Enhancement	93,005	35.0%	68,900	19.8%	57,494
Reservoir Management	16,224	10.7%	14,650	74.8%	8,381
Corporate and other (3)	(3,333)	NM(2)	434	NM(2)	(367)
Operating Income	$ 206,713	12.4%	$ 183,848	48.8%	$ 123,557

(1)	2007 results include a $10.2 million gain from sale of an asset.
(2)	"NM" means not meaningful
(3)	Corporate and other" represents those items that are not directly relating to a particular segment.

Segment Operating Income Margins(1)

	For the Years Ended December 31,
	2008	2007	2006
	Margin	Margin	Margin
Reservoir Description	23.2%	26.7%	18.4%
Production Enhancement	31.7%	28.1%	25.8%
Reservoir Management	31.0%	28.6%	22.3%
Total Company	26.5%	27.4%	21.5%

(1)	Calculated by dividing "Operating Income" by "Revenue".

Reservoir Description

Revenues for our Reservoir Description segment increased by 16.3% in 2008 compared to 2007, and grew 18.8% in 2007 compared to 2006. These revenue increases resulted from continued demand for our reservoir rock and especially for our reservoir fluids characterization services in the Middle East and Asia-Pacific, along with our reservoir optimizing technologies in several North American projects related to the Canadian oil sands, tight gas sands and multiple gas-shale reservoirs. The revenue growth was also driven, in part, by the continued expansion of worldwide deepwater projects. Revenues for 2006 were also positively impacted by increased demand for our fluid characterization services in Europe and the U.S. However with the recent trend in the decline of active rigs, the decline in oil and gas prices and the reductions in capital expenditures announced by our clients, our revenues could be affected in 2009.

Operating income remained flat and operating income margin decreased from 2007 to 2008 due to unusually large foreign exchange losses incurred during the second half of 2008 which offset the effect of our continued growth of higher value-added and consequently higher margin products. The increase in operating income and margins for 2007 over 2006 was the consequence of our continued emphasis on growing our higher value-added products which resulted in increases in margins throughout the majority of the regions.

Production Enhancement

Revenues for our Production Enhancement business segment grew 19.7% in 2008 compared to 2007, primarily due to increased market penetration and client acceptance of our well perforating and completion products and fracture diagnostic services which are being used in tight gas sands and gas-shale reservoirs. With the increase in drilling activities, demand for our well perforating and completion products and diagnostic services has also increased, facilitated by the continued improvements in our technologies such as the SpectraChem™, SuperHERO™, and SuperHERO Plus+™. Revenues for our Production Enhancement business segment grew 9.8% in 2007 compared to 2006, primarily due to the increased acceptance of patented products and services. However with the recent trend in the decline of active rigs, the decline in oil and gas prices and the reductions in capital expenditures announced by our clients, our revenues could be affected in 2009.

Operating income for this segment increased to $93.0 million in 2008 from $68.9 million in 2007, an increase of 35.0%. Operating income for this segment increased to $68.9 million in 2007 from $57.5 million in 2006, an increase of 19.8%. These continued improvements were due primarily to increased sales of higher-margin services and products including our proprietary and patented fracture diagnostic technologies, such as SpectraScan™ and SpectraChem™ tracer services. Additionally, the demand for our technology in fracture diagnostics continued to increase as drilling activity increased in unconventional gas reservoirs. Also driving the increase are the higher-margin GTX-SPAN™ casing patches and the recently introduced SuperHERO™ and SuperHERO Plus+™ perforating charges and gun systems which sales have increased with global demand, while improvements in manufacturing efficiencies resulted in higher productivity per employee and lower overall costs per unit.

Reservoir Management

Revenues for our Reservoir Management segment increased by 2.2% in 2008 compared to 2007 and 36.4% in 2007 compared to 2006. The continued increase was due to the continuation of our multi-client reservoir studies, especially studies pertaining to unconventional gas reservoirs, and increased international demand for our reservoir monitoring systems. Additional studies recently initiated which have contributed to the increase include the expansion of our unconventional natural gas reservoir studies to different regions in North America, a worldwide characterization of tight-gas sands, with special emphasis in the Middle East region, deepwater studies off the coast of Brazil, and a study on the petroleum potential of offshore Vietnam. Significant studies in 2007 and 2006 were Reservoir Characterization and Production Properties of Gas Shales and Geological, Petrophysical, and Geomechanical Properties of Tight Gas Sands and several other proprietary studies. However with the recent trend in the decline of active rigs, the decline in oil and gas prices and the reductions in capital expenditures announced by our clients,our revenues could be affected in 2009.

Operating income for this segment increased 10.7% in 2008 compared to 2007 and 74.8% in 2007 compared to 2006 primarily due to incremental margins earned from the continued expansion of the multi-client reservoir study sales along with continued strong global sales of our reservoir monitoring systems.

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

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
Free Cash Flow Calculation	2008	2007	2006
Net cash provided by operating activities	$ 155,207	$ 125,695	$ 120,305
Less: capital expenditures	(30,950)	(23,827)	(24,415)
Free cash flow	$ 124,257	$ 101,868	$ 95,890

The increase in free cash flow in 2008 compared to 2007 and 2006 was due to an increase in cash provided by operating activities primarily as a result of higher net income offset by an increase in capital expenditures. Additionally, working capital, excluding cash, increased at a reduced rate in 2008 as compared to 2007, and therefore had less of an impact on cash flow in the current year. Working capital was $146.3 million and $122.7 million at December 31, 2008 and 2007, respectively.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Cash provided by/(used in):
Operating activities	$ 155,207	$ 125,695	$ 120,305
Investing activities	(41,108)	(19,975)	(23,595)
Financing activities	(103,578)	(134,326)	(56,230)
Net change in cash and cash equivalents	$ 10,521	$ (28,606)	$ 40,480

The increase in cash flow from operating activities in 2008 compared to 2007 was primarily due to an increase in net income, a decrease in prepaid and other current assets and a reduction in growth of accounts receivable offset by an increase in inventory and a decrease in other long term liabilities. The increase in cash flow from operating activities in 2007 compared to 2006 was primarily due to an increase in net income and accrued expenses, offset by an increase in accounts receivable, prepaid and other current assets and gain on the sale of assets.

Cash flow used in investing activities increased $21.1 million in 2008 over 2007 due to an increase in capital expenditures, an increase in acquisitions and a reduction in cash proceeds from the sale of fixed assets. Cash flow used in investing activities decreased $3.6 million in 2007 over 2006 due to increased proceeds received from disposal of property offset by acquisitions made throughout the year.

Cash flow used in financing activities in 2008 decreased $30.7 million compared to 2007 due to a reduction in the repurchase of our common shares offset by additional debt payments from the repurchase of our Notes and the payment of cash dividends in 2008. Cash flow used in financing activities in 2007 increased $78.1 million compared to 2006 due mainly to our convertible note offering and associated transactions in 2006. In November 2006, we issued $300 million of senior exchangeable notes, and in connection with this transaction we purchased a call option hedge on the notes and issued warrants on our stock.  These transactions net of the debt financing costs generated cash flow of approximately $263.3 million.  The net proceeds received from these transactions were primarily used on other financing activities, such as paying off the $100 million outstanding balance of our credit facility and contributing to the repurchase of 3,837,372 of our common shares at a cost of $251.1 million for 2006 which was $69.3 million more than 2007. Additionally, cash received from exercised stock options and the tax benefit received from stock-based payments was $35.2 million lower in 2008 as compared to 2007 and $26.3 million greater in 2007 as compared to 2006.

During the year ended December 31, 2008, we repurchased 294,305 shares of our common stock for an aggregate amount of $31.7 million, or an average price of $107.85 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest, stock options that are exercised, finance future acquisitions or to prepare for any obligation we may have to deliver common shares to the holders of our Senior Exchangeable Notes or pursuant to warrants sold to Lehman Brothers. Under recently amended Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 25.6% of our issued share capital in treasury. Additionally at our annual shareholder meeting held in May 2008, we were authorized to continue our share repurchase program up to 10% of our issued share capital through November 28, 2009. On January 29, 2009 at an extraordinary shareholder meeting, our shareholders authorized the extension of our share repurchase program of up to 25.6% of our issued share capital from time to time for an 18 month period until July 29, 2010. The extraordinary meeting authorized the Management Board to repurchase up to 10% of our issued share capital which may be used for any legal purpose and an additional 15.6% of our issued share capital which may only be used for the satisfaction of any obligation we may have to deliver shares pursuant to our Senior Exchangeable Notes when they become due or pursuant to warrants sold to Lehman Brothers. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $8.05 per share in 2002, when we began to repurchase shares, to $59.86 per share on December 31, 2008, an increase of over 644%.

Credit Facilities and Available Future Liquidity

In November 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes due 2011 (the "Notes") to qualified institutional buyers. The Notes bear interest at a rate of 0.25% per year and are fully and unconditionally guaranteed by Core Laboratories N.V. The Notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at a current conversion rate of 10.6526 per $1,000 principal amount of Notes, subject to anti-dilution adjustments. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. The Notes bear interest at a rate of 0.25% per year payable semi-annually on May 6 and November 6 of each year, beginning on May 6, 2007.

We maintain a revolving credit facility (the "Credit Facility"). In November, 2006, we amended this facility to decrease the aggregate borrowing commitment from $125.0 million to $100.0 million, and added an option to increase the commitment under the credit facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility matures when it is due in December 2010 and only requires semi-annual interest payments until maturity. These interest payments are based on the interest period selected. Our available borrowing capacity under the Credit Facility at December 31, 2008 was $90.4 million. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $9.6 million at December 31, 2008 relating to certain projects in progress.

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

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:

Long-term debt (1)	$ 238,658	$ -	$ 238,658	$ -	$ -
Operating leases	20,982	6,162	7,474	4,515	2,831
Pension (2)	1,957	1,957	-	-	-
Total contractual obligations	$ 261,597	$ 8,119	$ 246,132	$ 4,515	$ 2,831

(1)	Not included in the above balances are anticipated cash payments for interest of $0.6 million a year for 2009-2011 for a total of $1.8 million on the long-term debt that is due November 2011.
(2)	Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2008. Not included in the table above are uncertain tax positions that we have accrued for at December 31, 2008.

At December 31, 2008, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $34.5 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2008. If unused, these carry-forwards which are subject to expiration may expire during the years 2009 through 2023. During 2008, $1.5 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to be approximately $20 million in 2009 which will be used to fund our growth through the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment. In addition, we plan to continue to (i) repurchase our common shares on the open market through our stock repurchase program, (ii) repurchase our Notes, (iii) pay a dividend or (iv) acquire complimentary technologies. Our ability to continue this repurchase program depends on, among other things, market conditions and our ability to generate free cash flow.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity separate from the parent's equity and the amount of consolidated net income attributable to these noncontrolling interests must also be clearly presented on the Consolidated Statement of Operations. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement will not have a material impact on our financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("APB 14-1"). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, interim periods within those fiscal years, and is applied retrospectively to all periods presented. Based on our preliminary assessment of this pronouncement, on January 1, 2009 we expect to record a discount on our Notes of $44.1 million with an offsetting increase recorded to Shareholders' Equity. The discount will be amortized into interest expense over the remaining expected life of the Notes, and increase interest expense by approximately $14.6 million in 2009, $15.6 million in 2010, and $13.9 million in 2011.

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

Interest Rate Risk

From time to time, we are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2008, we had no variable rate debt outstanding.

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

	Year Ended
Losses (gains) by currency	2008	2007	2006

Australian Dollar	$ 654	$ (15)	$ (54)
British Pound	654	48	(107)
Canadian Dollar	2,706	(637)	(211)
Euro	(132)	(374)	(389)
Mexican Peso	683	73	(17)
Russian Ruble	688	(562)	(295)
Other currencies	1,302	54	(370)
Total losses (gains)	$ 6,555	$ (1,413)	$ (1,443)

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

Our management, under the supervision of and with the participation of our Chief Executive Office and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2009 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2008.

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

Form 8-K, November 6, 2006 (File No. 001-14273)

4.4	-	Registration Rights Agreement, dated as of November 6, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.5	-	Note Hedge Confirmation, dated October 31, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.6	-	Warrant Confirmation, dated October 31, 2006 among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.7	-	Amendment to Note Hedge Confirmation, dated November 15, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

4.8	-	Amendment to Warrant Confirmation, dated November 15, 2006 among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

Exhibit No.		Exhibit Title	Incorporated by Reference from the Following Documents

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated April 28, 1997 for Annual Meeting of Shareholders (File No. 000-26710)

10.2	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995 (File No. 33-96466)

10.3	-

Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997

Form S-3, October 31, 1997 (File No. 333-392655)

10.4	-	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.5	-	Core Laboratories Supplemental Executive Retirement Plan for John D. Denson effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.6	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.9	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.10	-	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as Amended and Restated Effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.11	-	Amendment to Core Laboratories Supplement Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.12	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and David Demshur[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.13	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.14	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.15	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and John D. Denson[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.16	-	Non-Employee Director Compensation Summary	Filed Herewith

10.17	-

Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of March 24, 2005

Form 10-Q, May 4, 2005 (File No. 001-14273)

10.18	-

First Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of December 20, 2005

Form 8-K, December 23, 2005 (File No. 001-14273)

Exhibit No.		Exhibit Title	Incorporated by Reference from the Following Documents

10.19	-	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders

10.20	-

Second Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of July 7, 2006

Form 8-K, November 7, 2006 (File No. 001-14273)

10.21	-

Third Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of November 6, 2006

Form 8-K, November 7, 2006 (File No. 001-14273)

10.22	-	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) [1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.23	-	Form of Restricted Share Award Program Agreement[1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.24	-	Fourth Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank of America, N.A., and Banc of America Securities LLC, dated as of January 22, 2008	Form 8-K, January 23, 2008 (File No. 001-14273)

10.25	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.26	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.27	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.28	-	Form of Restated Employment Agreement between Core Laboratories N.V. and John D. Denson dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.29		Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.30		Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.31		Amendment to Core Laboratories Supplemental Executive Retirement Plan for John D. Denson dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date: February 20, 2009	By:	/s/ JAN WILLEM SODDERLAND
Jan Willem Sodderland
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 20th day of February 2009.
Signature	Title

/s/ DAVID M. DEMSHUR	President, Chief Executive Officer,
David M. Demshur	Chairman and Supervisory Director

/s/ RICHARD L. BERGMARK	Executive Vice President, Chief
Richard L. Bergmark	Financial Officer, Treasurer and
Supervisory Director

/s/ C. BRIG MILLER	Vice President and Chief Accounting Officer
C. Brig Miller

/s/ JOSEPH R. PERNA	Supervisory Director
Joseph R. Perna

/s/ JACOBUS SCHOUTEN	Supervisory Director
Jacobus Schouten

/s/ RENE R. JOYCE	Supervisory Director
Rene R. Joyce

/s/ MICHAEL C. KEARNEY	Supervisory Director
Michael C. Kearney

/s/ D. JOHN OGREN	Supervisory Director
D. John Ogren

/s/ ALEXANDER VRIESENDORP	Supervisory Director
Alexander Vriesendorp

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension plans effective December 31, 2006, in accordance with SFAS 158. Furthermore, as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes effective January 1, 2007, in accordance with FIN 48.

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

PricewaterhouseCoopers LLP

Houston, Texas

February 19, 2009

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

(In thousands, except share and per share data)
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 36,138	$ 25,617
Accounts receivable, net of allowance for doubtful accounts of $3,535 and
$4,199 at 2008 and 2007, respectively	144,293	137,231
Inventories, net	34,838	29,363
Prepaid expenses and other current assets	26,759	28,488
TOTAL CURRENT ASSETS	242,028	220,699

PROPERTY, PLANT AND EQUIPMENT, net	103,463	93,038
INTANGIBLES, net	6,992	7,040
GOODWILL	148,600	138,800
DEFERRED TAX ASSET	27,441	26,024
OTHER ASSETS	9,127	19,189
TOTAL ASSETS	$ 537,651	$ 504,790

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ -	$ 3,027
Accounts payable	41,588	39,861
Accrued payroll and related costs	28,637	25,689
Taxes other than payroll and income	7,949	8,820
Unearned revenues	7,932	9,130
Other accrued expenses	9,584	11,513
TOTAL CURRENT LIABILITIES	95,690	98,040

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	238,658	300,000
DEFERRED COMPENSATION	12,815	14,080
OTHER LONG-TERM LIABILITIES	30,177	29,041
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	2,158	1,486
SHAREHOLDERS' EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 25,519,956 issued and 23,020,033 outstanding
at 2008 and 23,080,949 issued and 23,065,949 outstanding at 2007	1,430	1,300
Additional paid-in capital	1,099	-
Retained earnings	406,212	62,496
Accumulated other comprehensive income (loss)	(4,927)	226
Treasury shares (at cost), 2,499,923 at 2008 and 15,000 at 2007	(245,661)	(1,879)
TOTAL SHAREHOLDERS' EQUITY	158,153	62,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 537,651	$ 504,790

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)
	2008	2007	2006

REVENUES:
Services	$ 597,695	$ 508,046	$ 430,118
Sales	183,141	162,494	145,571
	780,836	670,540	575,689
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	387,145	336,155	300,663
Cost of sales, exclusive of depreciation shown below	127,637	113,036	106,436
General and administrative expenses	31,646	33,837	33,082
Depreciation	21,063	18,791	16,891
Amortization	710	685	384
Other expense (income), net	5,922	(15,812)	(5,324)
OPERATING INCOME	206,713	183,848	123,557
Gain on repurchase of senior exchangeable notes	8,323	-	-
Interest expense	6,431	2,551	5,805
Income before income tax expense	208,605	181,297	117,752
Income tax expense	65,002	60,192	35,090
NET INCOME	$ 143,603	$ 121,105	$ 82,662
EARNINGS PER SHARE INFORMATION:

Basic earnings per share	$ 6.24	$ 5.15	$ 3.29

Diluted earnings per share	$ 6.00	$ 4.96	$ 3.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	23,008	23,537	25,157
Diluted	23,944	24,408	26,888

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Total
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Shareholders'
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
BALANCE, December 31, 2005	26,797,354	$ 474	$ 102,892	$ 141,448	$ -	1,023,015	$ (30,557)	$ 214,257
Stock options exercised, net of capital taxes	1,023,754	20	14,833	-	-	-	-	14,853
Stock-based awards issued	264,400	3	4,803	-	-	-	-	4,806
Tax benefit of stock-based awards issued	-	-	6,255	-	-	-	-	6,255
Repurchases of common shares	-	-	-	-	-	3,837,372	(251,088)	(251,088)
Change in par value effective	-	977	(977)	-	-	-	-	-
Purchase of call options	-	-	(86,250)	-	-	-	-	(86,250)
Sale of warrants	-	-	56,500	-	-	-	-	56,500
Tax benefit from purchase of call options	-	-	31,913	-	-	-	-	31,913
Cancellation of common shares	(2,476,997)	(24)	(106,787)	-	-	(2,476,997)	106,811	-
Adjustment to initially adopt SFAS 158, net of $709 tax	-	-	-	-	(2,072)	-	-	(2,072)
Net income	-	-	-	82,662	-	-	-	82,662
BALANCE, December 31, 2006	25,608,511	1,450	23,182	224,110	(2,072)	2,383,390	(174,834)	71,836
Stock options exercised, net of capital taxes	1,426,135	76	18,378	-	-	-	-	18,454
Stock-based awards issued	229,650	12	4,655	-	-	-	-	4,667
Tax benefit of stock-based awards issued	-	-	28,936	-	-	-	-	28,936
Initial adoption of FIN 48	-	-	-	(3,341)	-	-	-	(3,341)
Repurchases of common shares	-	-	-	-	-	1,814,957	(181,812)	(181,812)
Cancellation of common shares	(4,183,347)	(238)	(75,151)	(279,378)	-	(4,183,347)	354,767	-
Comprehensive income:
Adjustment of unrecognized pension actuarial gain, net of $768 tax	-	-	-	-	2,244	-	-	2,244
Amortization of prior service cost and transition asset, net of $21 tax	-	-	-	-	54	-	-	54
Net income	-	-	-	121,105	-	-	-	121,105
Total comprehensive income								123,403

BALANCE, December 31, 2007	23,080,949	1,300	-	62,496	226	15,000	(1,879)	62,143
Stock options exercised, net of capital taxes	45,410	3	(1,220)	(580)	-	(40,579)	2,964	1,167
Stock-based awards issued	129,550	7	4,087	(1,830)	-	(32,850)	2,477	4,741
Tax benefit of stock-based awards issued	-	-	11,037	-	-	-	-	11,037
Repurchases of common shares	-	-	-	-	-	294,305	(31,740)	(31,740)
Cancellation of common shares	(1,655,000)	(104)	(70,921)	(49,209)	-	(1,655,000)	120,234	-
Dividends paid	-	-	-	(27,645)	-	-	-	(27,645)
Adjustment to previously reported treasury shares	3,919,047	224	58,116	279,377	-	3,919,047	(337,717)	-
Comprehensive income:
Adjustment of unrecognized pension actuarial loss, net of $1,782 tax	-	-	-		(5,207)	-	-	(5,207)
Amortization of prior service cost and transition asset, net of $18 tax	-	-	-		54	-	-	54
Net income	-	-	-	143,603	-	-	-	143,603
Total comprehensive income								138,450

BALANCE, December 31, 2008	25,519,956	$ 1,430	$ 1,099	$ 406,212	$ (4,927)	2,499,923	$ (245,661)	$ 158,153

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 143,603	$ 121,105	$ 82,662
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	(233)	262	623
Provision for inventory obsolescence	101	231	1,495
Equity in (earnings) loss of affiliates	(300)	656	123
Minority interest	342	103	120
Stock-based compensation	4,741	4,667	4,806
Depreciation and amortization	21,773	19,476	17,275
Debt issuance costs amortization and finance charges	5,260	1,721	418
Gain on sale of assets	(2,015)	(10,354)	(755)
Gain on repurchase of senior exchangeable notes	(8,323)	-	-
Gain on the involuntary sale of fixed assets	-	-	(375)
Gain on insurance recovery	-	-	(492)
Realization of pension obligation	54	(342)	-
Decrease (increase) in value of life insurance policies	3,904	(731)	(484)
Deferred income taxes	(1,360)	6,101	8,063
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,025)	(24,721)	(14,803)
Inventories	(5,576)	1,047	(4,138)
Prepaid expenses and other current assets	3,926	(10,178)	(2,216)
Other assets	71	22	(59)
Accounts payable	1,454	2,173	6,254
Accrued expenses	(2,649)	5,663	13,852
Other long-term liabilities	(4,541)	8,794	7,936
Net cash provided by operating activities	155,207	125,695	120,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,950)	(23,827)	(24,415)
Patents and other intangibles	(354)	(317)	(266)
Acquisitions, net of cash acquired	(11,536)	(7,338)	-
Minority interest - contribution	370	-	-
Proceeds from sale of assets	3,798	13,789	2,714
Premiums on life insurance	(2,436)	(2,282)	(1,628)
Net cash used in investing activities	(41,108)	(19,975)	(23,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(61,046)	(4,246)	(131,478)
Proceeds from debt borrowings	5,000	4,516	342,000
Capital lease obligations	(351)	(7)	(26)
Stock options exercised	1,167	18,454	14,853
Repurchase of common shares	(31,740)	(181,812)	(251,088)
Proceeds from sale of warrants	-	-	56,500
Purchase of exchangeable note hedge	-	-	(86,250)
Debt refinancing costs	-	(167)	(6,996)
Dividends paid	(27,645)	-	-
Excess tax benefits from stock-based payments	11,037	28,936	6,255
Net cash used in financing activities	(103,578)	(134,326)	(56,230)
NET CHANGE IN CASH AND CASH EQUIVALENTS	10,521	(28,606)	40,480
CASH AND CASH EQUIVALENTS, beginning of year	25,617	54,223	13,743
CASH AND CASH EQUIVALENTS, end of year	$ 36,138	$ 25,617	$ 54,223

Supplemental disclosures of cash flow information:
Cash payments for interest	$ 763	$ 738	$ 4,916
Cash payments for income taxes	$ 56,081	$ 29,801	$ 25,448

Non-cash investing and financing activities:
Financed capital expenditures	$ -	$ -	$ 2,350
Insurance premium financed	$ -	$ 3,024	$ 2,654
Common stock issued related to compensation plans	$ 4,741	$ 4,667	$ 4,806

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1. DESCRIPTION OF BUSINESS

Core Laboratories N.V. ("Core Laboratories", "we", "our" or "us") is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 5,000 employees.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less. These items are carried at cost, which approximates market value. For the years ended December 31, 2008 and 2007, cash equivalents included time deposits and money market investment accounts.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenues for the years ended December 31, 2008, 2007 and 2006. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific customers and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $3.5 million and $4.2 million at December 31, 2008 and 2007, respectively.

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

We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. We evaluate our property, plant and equipment for impairment if a triggering event occurs which may indicate that an impairment is probable. Under these circumstances, we compare the sum of the estimated future undiscounted cash flows relating to the asset group, an estimate of realizable value to the carrying value of the assets. If impairment is still indicated, we compare the fair value of the assets, determined using discounted cash flows over the remaining useful life of the asset, to the carrying amount, and recognize an impairment loss for the amount by which the fair value exceeds the carrying value. The determination of fair value requires the estimation of future cash flows, and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.  We did not identify a triggering event or record an impairment charge relating to property, plant and equipment held for use during the years ended December 31, 2008, 2007 and 2006.

Intangibles and Goodwill

Intangibles include patents, trademarks, and trade names. Intangibles with determinable lives are amortized using the straight-line method based on the estimated useful life of the intangible. Intangibles with indeterminable lives, which consisted primarily of corporate trade names, are evaluated for impairment annually or more frequently if circumstances indicated that an impairment has occurred.

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

Other Assets

Other assets consisted of the following (in thousands):
	2008	2007

Cash surrender value of life insurance	$ 7,614	$ 9,527
Investments	341	234
Debt issuance costs	288	5,548
Pension asset	-	2,784
Other	884	1,096
Total other assets	$ 9,127	$ 19,189

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

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the year ended December 31, 2006, there were no items of comprehensive income except net income. Effective December 31, 2006, we adopted FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, An Amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS 158") which resulted in us recording accumulated other comprehensive income related to prior service costs and an unrecognized net actuarial loss. See Note 10, Pension And Other Postretirement Benefit Plans.

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Additionally, certain significant operations transact contractual business denominated in the USD. Accordingly, foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation and amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2008, we incurred a net remeasurement loss of approximately $6.6 million due to the recent strengthening of the USD, while in the years ended December 31, 2007, and 2006 we incurred a net remeasurement gain of approximately $1.4 million, and $1.4 million, respectively. These amounts were included in Other Expense (Income), net in the accompanying Consolidated Statements of Operations.

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

Stock-Based Compensation

We have two share based compensation plans, as described in further detail in Note 13, Stock-Based Compensation. We have adopted the provisions of Statement of Financial Accounting Standard No. 123R, "Share-Based Payment" ("SFAS 123R"). For new awards issued and awards modified, repurchased or cancelled, the cost is equal to the fair value of the award at the date of the grant and compensation expense is recognized in the Consolidated Statement of Operations for those awards earned over the requisite service period of the award.

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

	For the Year Ended December 31,
	2008	2007	2006
Weighted average basic common shares outstanding	23,008	23,537	25,157
Effect of dilutive securities:
Stock options	130	333	1,477
Contingent shares	25	95	151
Restricted stock and other	168	111	103
Senior exchangeable notes	613	332	-
Weighted average diluted common and potential common shares outstanding	23,944	24,408	26,888

We exclude the effect of anti-dilutive shares associated with the exchangeable senior note hedge from the calculation of the diluted weighted average shares. If these shares had been included, the impact would have been a decrease in diluted weighted average shares outstanding of 572,000 shares, 320,000 shares for the years ended December 31, 2008 and 2007, respectively, and no change in diluted weighted average shares outstanding for the year ended December 31, 2006.

In 2006, we sold warrants that give the holders the right to acquire approximately 3.2 million of our common shares at a strike price of $126.37 per share.  These warrants could have a dilutive impact on our earnings per share if the share price exceeds the strike price of the warrants. Included in the Senior Exchangeable Notes line in the table above, these warrants had no dilutive impact on our earnings per share for the year ended December 31, 2008, as the average share price did not exceed the strike price of the warrants for the period. On October 3, 2008, the dealer of the warrants filed for bankruptcy protection. See Note 8 Debt and Capital Lease Obligations for additional information.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income for the years ended December 31, 2008, 2007 and 2006.

3. ACQUISITIONS

In July 2008, we acquired all of the shares of Catoni Persa, a Turkey-based petroleum testing laboratory specializing in the characterization of crude oil and its derivative products, for $15.0 million. The acquisition resulted in goodwill of $9.8 million and intangibles of $0.3 million which was recorded in the Reservoir Description business segment and includes a $2.0 million contingent purchase price provision.

In September 2007, we acquired all of the outstanding common shares of Temco, Inc., a Tulsa-based core analysis and reservoir fluids instrument manufacturing business, for $5.5 million. The acquisition resulted in goodwill of $3.8 million and intangibles of $0.8 million which was recorded in the Reservoir Description business segment.

In December 2007, we acquired all of the assets of Entrada Geosciences LLC, a Denver-based geological and field services business for $2.8 million. The acquisition resulted in goodwill of $2.4 million which has been recorded in the Reservoir Description business segment.

The acquisition of these entities did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

4. INVENTORIES

Inventories consisted of the following at December 31, 2008 and 2007 (in thousands):

	2008	2007

Finished goods	$ 26,785	$ 21,795
Parts and materials	7,190	6,433
Work in progress	863	1,135
Total inventories	$ 34,838	$ 29,363

We include freight costs incurred for shipping inventory to our clients in the Cost of Sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows at December 31, 2008 and 2007 (in thousands):

	2008	2007

Land	$ 5,874	$ 6,050
Building and leasehold improvements	64,593	57,270
Machinery and equipment	159,593	144,113
Total property, plant and equipment	230,060	207,433
Less - accumulated depreciation and amortization	126,597	114,395
Property, plant and equipment, net	$ 103,463	$ 93,038

6. INTANGIBLES

The components of intangibles as of December 31, 2008 and 2007 are as follows (in thousands):

		2008		2007
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	3-20	$ 1,669	$ 797	$ 1,705	$ 780
Acquired patents and trademarks	10	2,953	1,752	2,901	1,832
Agreements not to compete	3-7	1,290	636	1,297	579
Acquired trade names	30	557	184	539	103
Acquired trade names	Indefinite	3,892	-	3,892	-
Total intangibles		$ 10,361	$ 3,369	$ 10,334	$ 3,294

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2009	$ 688
2010	584
2011	368
2012	297
2013	297

Certain intangibles, primarily relating to trade names, are deemed to have an indefinite life and are not amortized. These intangibles are included in an impairment analysis performed at least annually. We performed this impairment testing at December 31, 2008.

7. GOODWILL

The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2007, 2006 and 2005 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2006	$ 64,950	$ 64,823	$ 2,845	$ 132,618
Goodwill acquired during the year	6,182	-	-	6,182
Balance at December 31, 2007	71,132	64,823	2,845	138,800
Goodwill acquired during the year	9,800	-	-	9,800
Balance at December 31, 2008	$ 80,932	$ 64,823	$ 2,845	$ 148,600

In July 2008, we acquired all of the shares of Catoni Persa, a Turkey-based petroleum testing laboratory specializing in the characterization of crude oil and its derivative products, for $15.0 million. The acquisition resulted in goodwill of $9.8 million which was recorded in the Reservoir Description business segment. This acquisition was made in order to expand our presence in the Black Sea region.

In September 2007, we acquired all of the outstanding common shares of Temco, Inc., a Tulsa-based core analysis and reservoir fluids instrument manufacturing business, for $5.5 million dollars. In December 2007, we acquired all of the assets of Entrada GeoSciences, LLC, a Denver-based geological and field services business, for $2.8 million. These acquisitions resulted in goodwill of $6.2 million which was recorded in the Reservoir Description business segment. These acquisitions were made in order to acquire non-tangible complimentary technologies and operational processes.

We test goodwill for impairment at least annually or more frequently if circumstances indicate a potential impairment. For purposes of this test, we compare the fair value of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. Fair value is determined by determining the present value of projecting future cash flows discounted at our cost of capital rate. If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated. If impairment is indicated, the fair value of the reportable segment would be determined, much like a purchase price allocation under the purchase accounting method prescribed in SFAS No. 141, "Business Combinations." Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified. We performed this impairment testing at December 31, 2008. We did not identify a triggering event and no impairment was indicated based on our annual test, and therefore, no impairment has been recorded in 2008.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at December 31, 2008 and 2007 is summarized in the following table (in thousands):

	2008	2007

Senior exchangeable notes	$ 238,658	$ 300,000
Capital lease obligations - short term	-	3
Other indebtedness - short term	-	3,024
Total debt and capital lease obligations	$ 238,658	$ 303,027

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes due 2011 (the "Notes"). The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis and are fully and unconditionally guaranteed by Core Laboratories N.V. The Notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at a current conversion rate of 10.6526 per $1,000 principal amount of Notes, subject to anti-dilution adjustments. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares.

The Notes include an early conversion option that is tested quarterly to determine if the Notes can be early converted during the subsequent quarter. During the second quarter of 2008, the early conversion option for the holders of the Notes was enabled. As a result, the Notes could have been converted during the third quarter and were reclassified from a long-term liability to a short-term liability, however, no Note holder exercised their early conversion option before the conversion period ended on September 30, 2008. The related debt acquisition costs of $4.8 million were recorded to interest expense in the second quarter of 2008. The criteria for the early conversion option was not met during the fourth quarter and thus the Notes cannot be converted during the first quarter of 2009, and accordingly, the Notes are currently classified as a long-term liability. During the fourth quarter of 2008, we repurchased $61.3 million of the Notes at a discount which resulted in a gain of $8.3 million. At December 31, 2008, the Notes were trading at 88.1% of their face value.

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

Separate from the Call Option, we also sold Lehman OTC warrants, for which we received consideration, to purchase up to 3.2 million common shares at an exercise price of $126.37. The warrants become exercisable beginning in late December 2011 and expire in January 2012. We are continuing to assess our options under the warrant agreement as a result of Lehman OTC's bankruptcy filing, but we do not believe it will have a direct material impact to our financial results.

The derivative transactions described above do not affect the terms of the outstanding Notes.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility at December 31, 2008 was $90.4 million. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $9.6 million at December 31, 2008 relating to certain projects in progress.

The terms of the Credit Facility require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreement. All of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

9. INCOME TAXES

The components of income before income tax expense for 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006

United States	$ 93,979	$ 66,191	$ 39,925
Other countries	114,626	115,106	77,827
Operating income before income tax expense	$ 208,605	$ 181,297	$ 117,752

The components of income tax expense for 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006
Current:
United States	$ 35,775	$ 22,831	$ 4,212
Other countries	24,308	26,134	19,179
State and provincial	6,279	5,126	3,636
	66,362	54,091	27,027
Deferred:
United States	7,610	5,599	11,684
Other countries	(9,514)	584	(3,695)
State and provincial	544	(82)	74
Total deferred	(1,360)	6,101	8,063
Income tax expense	$ 65,002	$ 60,192	$ 35,090

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25.5% in 2008 and 2007 and 29.6% in 2006 and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2008, 2007 and 2006 are as follows (in thousands):

	2008	2007	2006

Tax at The Netherlands income tax rate	$ 53,194	$ 46,231	$ 34,855
Reserve for pending audit settlement	-	6,817	-
International earnings taxed at rates other than The Netherlands statutory rate	1,736	(803)	(506)
Non-deductible expenses	2,141	2,613	3,593
Change in valuation allowance	1,385	291	(6,067)
State and provincial taxes	6,823	5,043	3,710
Other	(277)	-	(495)
Income tax expense	$ 65,002	$ 60,192	$ 35,090

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2008 and 2007 are summarized as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carry-forwards	$ 10,017	$ 5,673
Tax credit carry-forwards	9,853	10,225
Reserves	11,360	4,511
Call option on senior exchangeable notes	14,164	24,380
Unrealized benefit plan loss	1,760	(5)
Other	2,822	1,192
	49,976	45,976
Valuation allowance	(9,415)	(8,030)
Net deferred tax asset	40,561	37,946
Deferred tax liabilities:
Intangibles	(1,917)	(2,019)
Property, plant and equipment	(574)	(1,039)
Other	(1,195)	(1,076)
Total deferred tax liabilities	(3,686)	(4,134)
Net deferred income taxes	$ 36,875	$ 33,812

	2008	2007

Current deferred tax assets	$ 9,434	$ 7,788
Long-term deferred tax assets	27,441	26,024
Total deferred tax assets	$ 36,875	$ 33,812

At December 31, 2008, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $34.5 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2008. If unused, those carry-forwards which are subject to expiration may expire during the years 2009 through 2023. At December 31, 2008, we maintained a valuation allowance of $9.4 million on our net operating loss carry-forwards. During 2008, $1.5 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

In 2006, we recorded a deferred tax asset of $31.9 million associated with the exchangeable note hedge transaction which will be utilized over the life of the hedge. The offset to the deferred tax asset was recorded in Additional Paid-In Capital. As a result of the repurchase of a portion of the Notes, we recognized a proportionate share of the related deferred tax asset as a reduction in our current tax liability.

We file an income tax return in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 1998 through 2007 remain open for examination in various tax jurisdictions in which we operate.

During 2008, payments were made to certain tax jurisdictions, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

2008

Unrecognized tax benefits at January 1,	$ 17,864
Tax positions, current period	1,001
Tax positions, prior period	-
Settlements with taxing authorities	(12,603)
Lapse of applicable statute of limitations	(288)
Unrecognized tax benefits at December 31,	$ 5,974

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate. The amounts included in the table above for settlements with tax authorities primarily represent cash payments.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. We had approximately $2.2 million accrued for the payment of interest and penalties as of December 31, 2008.

During 2008, we recognized tax benefits of $11.0 million relating to tax deductions in excess of book expense for stock-based compensation awards of which $5.3 million related to prior years. These tax benefits are recorded to Additional Paid-in Capital to the extent deductions reduce current taxable income as we are able to realize the tax benefits.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned. We fund the future obligations of the Dutch Plan by purchasing investment contracts from a large multi-national insurance company. We make annual premium payments, based upon each employee's age and current salary, to the insurance company.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2008 and 2007 (in thousands):

	2008	2007
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$ 24,352	$ 23,984
Service cost	1,139	1,217
Interest cost	1,342	1,115
Benefits paid	(499)	(387)
Administrative expenses	(247)	(196)
Actuarial gain, net	(306)	(3,773)
Unrealized (gain) loss on foreign exchange	(1,171)	2,392
Projected benefit obligation at end of year	$ 24,610	$ 24,352

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$ 27,136	$ 23,375
Actual (loss) gain on plan assets	(6,502)	86
Employer contributions	2,231	1,730
Benefits paid	(499)	(387)
Administrative expenses	(247)	(196)
Unrealized (loss) gain on foreign exchange	(932)	2,528
Fair value of plan assets at end of year	$ 21,187	$ 27,136

Over (under)-funded status of the plan at end of the year	$ (3,423)	$ 2,784

Accumulated Benefit Obligation	$ 20,150	$ 19,994

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2008 and 2007:

	2008	2007
Weighted average assumed discount rate	5.75%	5.50%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2008 was increased from 5.50% to 5.75%. The increase in the discount rate was consistent with a general increase in long-term interest rates in Europe, including The Netherlands, as a result of the recent turmoil in the financial markets during 2008.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2008 and 2007 consist of (in thousands):

	2008	2007

Other assets	$ -	$ 2,784
Deferred tax asset	1,760	-
Other long-term liabilities	3,423	-
Accumulated other comprehensive income (loss)	(4,927)	226

Amounts recognized, net of tax, in Accumulated Other Comprehensive Income for the years ended December 31, 2008 and 2007 consist of (in thousands):

	2008	2007
Prior service cost	$ (1,089)	$ (1,208)
Transition asset	454	519
Unrecognized net actuarial gain (loss) and foreign exchange	(4,292)	915
Total accumulated other comprehensive income (loss)	$ (4,927)	$ 226

Unrecognized amounts currently recorded to Accumulated Other Comprehensive Income are expected to be recognized as components of next year's net pension benefit cost are $0.2 million of prior service cost, $0.1 million amortization of transition asset and $0.3 million of unrecognized net actuarial loss.

The components of net periodic pension cost under this plan for the years ended December 31, 2008 and 2007 included (in thousands):

	2008	2007
Service cost	$ 1,139	$ 1,217
Interest cost	1,342	1,115
Expected return on plan assets	(1,218)	(1,019)
Unrecognized pension obligation (asset), net	(97)	(90)
Prior service cost	178	165
Net periodic pension cost	$ 1,344	$ 1,388

This net periodic pension cost was calculated using the following assumptions:

	2008	2007
Weighted average assumed discount rate	5.50%	5.50%
Expected long-term rate of return on plan assets	4.25%	4.25%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2008 and 2007 consisted of insurance contracts with returns comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the expected returns on these contracts. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2009 minimum funding requirements are expected to be approximately $2.0 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan. Expected benefit payments under this plan for the next five years are as follows (in thousands):

2009	$ 495
2010	541
2011	625
2012	978
2013	1,079
Succeeding five years	6,827

Defined Contribution Plans

We maintain four defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in the United States, Canada, The Netherlands and the United Kingdom. In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Defined Contribution Plans. For the years ended December 31, 2008, 2007 and 2006, we expensed approximately $4.7 million, $4.6 million and $3.2 million respectively, for our matching and discretionary contributions to the Defined Contribution Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees and an outside director. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2008, 2007 and 2006 was approximately $1.3 million, $0.8 million and $0.6 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the 401(k) Plan, due to certain limitations imposed by the Internal Revenue Code of 1986, as amended. The plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the deferred compensation plan were $0.2 million, $0.2 million and $0.1 million of the years ended December 31, 2008, 2007 and 2006, respectively. These employer contributions vest ratably over a period of five years.

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

Fair Value Measurement at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Equity and other investment fund assets	$ 3,622	$ -	$ 3,622	$ -

Liabilities:
Deferred compensation plan	$ 5,746	$ 478	$ 5,268	$ -

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

In 1998, we entered into employment agreements with our four senior executive officers that provided for severance benefits.  The present value of the long-term liability for the benefits due upon severing the employment of these employees is approximately $3.0 million at December 31, 2008.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2008, consist of the following (in thousands):

2009	$ 6,162
2010	4,321
2011	3,153
2012	2,620
2013	1,895
Thereafter	2,831
Total commitments	$ 20,982

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $14.5 million, $11.5 million and $8.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result a charge to income of $5.0 million was recorded in the Consolidated Statement of Operations to Other Expense (Income), net. This adjustment requires judgment, assumptions and estimations to quantify the uncertainties related to this contingent liability. Management has concluded the adjustment relates to prior periods, however as the amounts are not material, no prior periods have been restated. The contingent liability is included in Other Long-term Liabilities in the Consolidated Balance Sheet. Management will continue to assess on a quarterly basis the probable outcome of the settlement of these taxes. The ultimate settlement amount and timing of this contingent liability is uncertain, and could possibly expose the Company to expenses of approximately $20.0 million in excess of our current estimate. As of December 31, 2008, there has not been a change in the status of this liability.

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

In 2006, Core Laboratories N.V. also entered into separate warrant transactions at the time of the sale of the Notes whereby we sold warrants which give the holders the right to acquire approximately 3.2 million of our common shares at a strike price of $126.37 per share. Upon exercise of the warrants, we have the option to deliver cash or our common shares equal to the difference between the then market price and strike price. The warrants will effectively increase the exchange price of the Notes to $126.37 per share of our common shares, from our perspective. All of the warrants will expire on January 25, 2012. We received aggregate proceeds of $56.5 million from the sale of the warrants which was recorded in Additional Paid-in Capital and we will not recognize subsequent changes in fair value.

See Note 8, Debt and Capital Lease Obligations for additional information on the exchangeable note hedge and warrant transactions.

Treasury Shares

On October 10, 2002, we began to repurchase our shares under a share repurchase program approved by shareholders in connection with our initial public offering in September 1995. The program has continued to be extended for a period of 18 months at each of our annual shareholder meetings authorizing the purchase of up to 10% of our issued shares. On January 29, 2009, our shareholders authorized the extension through July 29, 2010 to purchase up to 10% of our issued shares and an additional 15.6% of our issued shares to fulfill obligations relating to our Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. From the activation of the share repurchase program through December 31, 2008, we have repurchased 15,341,099 shares for an aggregate purchase price of approximately $624.4 million, or an average price of $40.70 per share and have cancelled 12,767,747 shares at a cost of $373.3 million. At December 31, 2008, we held 2,499,923 shares in treasury and with the authority to repurchase 52,073 additional shares under our stock repurchase program. The cancellation of shares has also been approved by shareholders at prior shareholder meetings.

In July and October 2008, we declared and paid quarterly $0.10 per share of common stock dividends. In addition to the quarterly cash dividends, a special non-recurring cash dividend of $1.00 per share of common stock was also paid on August 25, 2008. The total dividends paid in 2008 were $27.6 million. On January 22, 2009, we declared a quarterly dividend of $0.10 per share of common stock payable March 2, 2009 to shareholders of record on February 2, 2009.

During 2008, we recorded an immaterial correcting adjustment relating to previously reported treasury share cancellations in 2007. This adjustment was the result of the Company conforming to Dutch administrative procedures for determining outstanding share count. By making this adjustment, the share count for our US GAAP presented financial statements will be identical to that used in our Dutch statutory filings. Although this adjustment resulted in balances being reclassified within equity, our total equity balance was unchanged. We do not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2008 or 2007, and as such, we have not restated our consolidated financial statements for the year ended December 31, 2007.

In June 2006, our shareholders approved a change to the par value per share from EUR 0.01 to EUR 0.04. As the result of the change in par value an increase in common shares occurred for $1.0 million which was charged to our paid-in capital account.

13. STOCK-BASED COMPENSATION

We have granted stock options and restricted stock awards under two stock incentive plans: the 2007 Long-Term Incentive Plan (the "Plan") and the 2006 Nonemployee Director Stock Incentive Plan (the "Director Plan "). Awards under the following three compensation programs have been granted pursuant to the Plan: (1) the Executive Restricted Share Matching Program ("ESMP"), (2) the Performance Share Award Program ("PSAP") and (3) the Restricted Share Award Program ("RSAP").

2007 Long-term Incentive Plan

On April 2, 2007, the 1995 Long-Term Incentive Plan was amended, restated and renamed as the 2007 Long-Term Incentive Plan. The primary changes effected by the 2007 amendment and restatement was to (a) extend the period during which awards may be granted under the Plan to February 13, 2017, (b) require all stock options awarded under the Plan to have an exercise price per share that is at least equal to the fair market value of a common share as of the date of grant of the option (subject to adjustment under certain circumstances, such as upon a reorganization, stock split, recapitalization, or other change in our capital structure), (c) provide that stock appreciation rights may be granted under the Plan, (d) prohibit the repricing of stock options awarded under the Plan, (e) provide that no amendment to the Plan that would require shareholder approval pursuant to the requirements of the New York Stock Exchange or any exchange on which we are listed will be effective prior to approval of our shareholders, and (f) expand the performance goals enumerated under the Plan upon which restricted share awards may be based. The amendment and restatement of the Plan does not increase the number of common shares subject to the Plan. The Plan provides for a maximum of 5,400,000 common shares to be granted to eligible employees. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the ESMP, PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

Since the inception of the Plan in 1995 to 2001, we awarded stock options as the primary form of equity compensation. In 2001, we reassessed the form of award and elected to begin the use of restricted share grants which we believe are a stronger motivational tool for our employees. Restricted share awards provide some value to an employee during periods of stock market volatility, whereas stock options may have limited perceived value and may not be as affective in retaining and motivating employees when the current value of our stock is less than the option price. Currently, our long-term equity incentive compensation is exclusively in the form of restricted shares and performance restricted shares as no stock options were granted during 2008 under the Plan. At December 31, 2008, approximately 535,000 shares were available for the grant of new awards under the Plan.

2006 Nonemployee Director Stock Incentive Plan

The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 700,000 common shares. On June 28, 2006, the 1995 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2006 Nonemployee Director Stock Incentive Plan. The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the prior plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Under the Director Plan, each nonemployee Supervisory Director is generally granted an equivalent of $100,000 in value of performance restricted shares based on the closing price of our common stock on the date of grant and will vest at the end of a three-year measurement period subject to our performance as measured against certain predetermined metrics. Only nonemployee Supervisory Directors are eligible for these equity-based awards under the Director Plan. As of December 31, 2008, approximately 296,000 shares were available for issuance under the Director Plan. Although restricted shares have been granted in 2008 pursuant to the Director Plan, no stock options were granted during 2008.

We issue shares from treasury stock or authorized shares upon the exercise of options or lapsing of vesting restrictions on restricted stock. We have issued 40,579 shares and 32,850 shares out of treasury stock relating to the exercise of stock options and the vesting of restricted stock, respectively. We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

Pursuant to the ESMP, on June 1, 2005, we issued an additional 76,200 restricted shares (the "Restricted Gross-up Shares") in the aggregate to reimburse the participants for tax liabilities resulting from the vesting of the original grant of 132,853 restricted shares under the ESMP and their eventual vesting in the Restricted Gross-up Shares. Historically, we had accounted for the Restricted Gross-up Shares under APB 25 as a variable award and remeasured it at each balance sheet date. Upon adoption of SFAS 123R, the Restricted Gross-up Shares were classified as an equity award resulting in the fair value being fixed at the original grant-date fair value. Compensation expense was recorded over the vesting period based on the estimated number of shares that management believed would ultimately vest. The Restricted Gross-up Shares vested on June 1, 2007. During the year ended December 31, 2007 and 2006, we recorded $0.4 million and $1.0 million of compensation expense for the Restricted Gross-up Shares, respectively. The total fair value which is the intrinsic value of the shares vested was $7.0 million in 2007. We have recognized a tax benefit from the vesting of the ESMP of $0.3 million in 2008.

Performance Share Award Program

Awards Under the Plan

Under the PSAP, certain executives were awarded rights to receive a pre-determined number of common shares if our calculated return on equity ("ROE"), as defined in the PSAP, equals or exceeds a pre-determined target ROE on the measurement date of December 31, 2007, which is the last day of the applicable three year performance period. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods. Under this arrangement we have granted rights relating to an aggregate of 120,000 shares in 2005. In February 2008, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to rights to an aggregate of 118,000 shares. We issued these 118,000 common shares on February 12, 2008 and, simultaneously, the participants surrendered 40,736 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $4.5 million, at $111.26 per share. We recognized compensation expense of $0.9 million and $1.8 million in 2007 and 2006, respectively. We have recognized a tax benefit from the vesting of the PSAP of $7.8 million and $1.9 million in 2008 and 2006, respectively.

Awards Under the Director Plan

On September 15, 2006, we awarded rights relating to an aggregate of 12,000 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on September 15, 2006 and ends on September 15, 2009. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 35% at the end of the three-year performance period. If our ROE for the performance period does not meet the target ROE but equals or exceeds 28%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.8 million over a three-year period that began on September 15, 2006, of which, $0.3 million, $0.3 million, and $0.1 million was recognized in 2008, 2007, and 2006, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 9 months.

On August 15, 2007, we awarded rights relating to an aggregate of 12,000 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on August 15, 2007 and ends on August 15, 2010. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 50% at the end of the three-year performance period. If our ROE for the performance period does not meet the target ROE but equals or exceeds 40%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $1.2 million over a three-year period that began on August 15, 2007, of which, $0.4 million and $0.2 million have been recognized in 2008 and 2007, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 20 months.

On July 15, 2008, we awarded rights relating to an aggregate of 4,452 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on July 15, 2008 and ends on July 15, 2011. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 200% at the end of the three-year performance period. If our ROE for the performance period does not meet the target ROE but equals or exceeds 160%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.6 million over a three-year period that began on July 15, 2008, of which, $0.1 million has been recognized in 2008. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 31 months.

Restricted Share Award Program

In 2004, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors approved the RSAP to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we have granted 124,950 shares in 2008. The shares issued in 2008 have a six year ratable vesting schedule where 1/6th of the grant vests on each following anniversary date. No performance accelerators for early vesting exist for these awards. Awards under the RSAP are classified as an equity award and recorded at the grant-date fair value and the compensation expense is being recognized over the expected life of the award. As of December 31, 2008, there was $18.7 million of unrecognized total stock-based compensation relating to nonvested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 51 months. The weighted-average grant-date fair value of shares granted was $15.2 million, $5.9 million and $14.2 million in 2008, 2007 and 2006, respectively and we have recognized compensation expense of $3.9 million, $3.0 million and $2.0 million in 2008, 2007 and 2006, respectively. The total fair value which is the intrinsic value of the shares vested was $3.1 million, $3.3 million and $8.8 million in 2008, 2007 and 2006, respectively. We have recognized a tax benefit from the vesting of the RSAP of $1.5 million, $0.2 million and $1.4 million in 2008, 2007 and 2006, respectively.

Nonvested restricted share awards as of December 31, 2008 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2007	383,300	$ 55.95
Granted	129,402	122.00
Vested	(162,400)	35.47
Forfeited	(19,600)	78.94
Nonvested at December 31, 2008	330,702	$ 90.49

Stock Options

The following table presents the change in outstanding stock options issued under the Plan and the Director Plan for the years ended December 31, 2008, and 2007. All options outstanding at December 31, 2008 are fully vested.

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life	Average Intrinsic Value - Per Share
Balance as of December 31, 2007	209,524	$ 0.01 - 25.00	$ 11.25	2.8	$ 113.47
Options granted	-	-	-
Options exercised	(85,989)	8.84 - 25.00	13.56
Options forfeited	(2,584)	9.50 - 13.06	12.60
Balance as of December 31, 2008	120,951	$ 0.01 - 25.00	$ 9.58	2.5	$ 50.28

The total intrinsic value of options exercised during 2008, 2007 and 2006 were $9.1 million, $99.2 million and $47.8 million, respectively. We have recognized a tax benefit from the exercise of the stock options of $1.4 million, $28.7 million and $2.9 million in 2008, 2007 and 2006, respectively.

For the years ended December 31, 2008 and 2007, stock-based compensation expense recognized in the income statement is as follows (in thousands):

	December 31,	December 31,
	2008	2007

Cost of sales and services	$ 2,986	$ 2,256
General and administrative	1,755	2,411
Total stock-based compensation expense	$ 4,741	$ 4,667

14. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, are as follows (in thousands):

	Year Ended
	2008	2007	2006

Minority interest	$ 342	$ 103	$ 120
Gain on sale of assets	(2,015)	(10,354)	(755)
Equity in loss (income) of affiliates	(300)	656	123
Foreign exchange loss (gain)	6,555	(1,413)	(1,443)
Interest income	(848)	(1,282)	(457)
Non-income tax expense	5,030	-	-
Gain on involuntary sale of asset	-	-	(375)
Gain on insurance recovery	-	-	(492)
Other	(2,842)	(3,522)	(2,045)
Total other expense (income), net	$ 5,922	$ (15,812)	$ (5,324)

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

	Year Ended
Losses (gains) by currency	2008	2007	2006

Australian Dollar	$ 654	$ (15)	$ (54)
British Pound	654	48	(107)
Canadian Dollar	2,706	(637)	(211)
Euro	(132)	(374)	(389)
Mexican Peso	683	73	(17)
Russian Ruble	688	(562)	(295)
Other currencies	1,302	54	(370)
Total losses (gains)	$ 6,555	$ (1,413)	$ (1,443)

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

Results for these business segments are presented below. We use the same accounting policies to prepare our business segment results as are used to prepare our Consolidated Financial Statements. We evaluate performance based on income or loss before income tax, interest and other non-operating income (expense). Summarized financial information concerning our segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
DECEMBER 31, 2008
Revenues from unaffiliated customers	$ 435,425	$ 293,017	$ 52,394	$ -	$ 780,836
Inter-segment revenues	864	1,096	1,664	(3,624)	-
Segment income	100,817	93,005	16,224	(3,333)	206,713
Total assets	261,029	181,476	21,195	73,951	537,651
Capital expenditures	19,766	8,711	665	1,808	30,950
Depreciation and amortization	12,639	5,562	619	2,953	21,773

DECEMBER 31, 2007
Revenues from unaffiliated customers	$ 374,455	$ 244,830	$ 51,255	$ -	$ 670,540
Inter-segment revenues	968	1,132	1,533	(3,633)	-
Segment income (loss)	99,864	68,900	14,650	434	183,848
Total assets	241,176	162,864	21,392	79,358	504,790
Capital expenditures	15,693	6,208	908	1,018	23,827
Depreciation and amortization	10,430	5,126	501	3,419	19,476

DECEMBER 31, 2006
Revenues from unaffiliated customers	$ 315,068	$ 223,056	$ 37,565	$ -	$ 575,689
Inter-segment revenues	670	798	454	(1,922)	-
Segment income (loss)	58,049	57,494	8,381	(367)	123,557
Total assets	215,293	162,322	17,813	105,787	501,215
Capital expenditures	15,729	6,495	549	1,642	24,415
Depreciation and amortization	9,143	4,757	464	2,911	17,275

(1) "Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenues from services and product sales to customers primarily in the oil and gas industry. No single client accounted for 10% or more of revenues in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for 2008, 2007 and 2006 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries	Consolidated
DECEMBER 31, 2008
Revenues	$ 391,519	$ 80,449	$ 308,868	$ 780,836
Operating income	121,729	35,066	49,918	206,713
Total assets	253,356	46,221	238,074	537,651

DECEMBER 31, 2007
Revenues	$ 328,073	$ 72,647	$ 269,820	$ 670,540
Operating income	96,115	31,030	56,703	183,848
Total assets	241,632	43,765	219,393	504,790

DECEMBER 31, 2006
Revenues	$ 271,498	$ 74,910	$ 229,281	$ 575,689
Operating income	65,393	27,774	30,390	123,557
Total assets	250,195	41,427	209,593	501,215

Revenues are attributed to the country in which the revenue is earned. U.S. revenues derived from exports were approximately $48.0 million, $47.1 million and $45.6 million in 2008, 2007 and 2006, respectively. Operating income and total assets associated with our corporate operations have been included in the results for the United States.

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2008 and 2007, statements of income and the consolidating statements of cash flows for each of the three years in the period ended December 31, 2008 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V. and (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13,347	$ 11,027	$ 11,764	$ -	$ 36,138
Accounts receivable, net	232	34,346	109,715	-	144,293
Inventories, net	-	3,683	31,155	-	34,838
Prepaid expenses and other current assets	4,989	13,013	8,757	-	26,759
	18,568	62,069	161,391	-	242,028

PROPERTY, PLANT AND EQUIPMENT, net	-	24,072	79,391	-	103,463
GOODWILL AND INTANGIBLES, net	46,986	8,303	100,303	-	155,592
INTERCOMPANY RECEIVABLES	108,491	318,780	456,421	(883,692)	-
INVESTMENT IN AFFILIATES	389,500	-	1,147,137	(1,536,296)	341
DEFERRED TAX ASSET	4,677	19,971	8,979	(6,186)	27,441
OTHER ASSETS	2,319	5,215	1,252	-	8,786
TOTAL ASSETS	$ 570,541	$ 438,410	$ 1,954,874	$ (2,426,174)	$ 537,651

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 626	$ 8,364	$ 32,598	$ -	$ 41,588
Other accrued expenses	4,221	20,940	28,941	-	54,102
	4,847	29,304	61,539	-	95,690

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	238,658	-	-	238,658
DEFERRED COMPENSATION	6,118	6,138	559	-	12,815
DEFERRED TAX LIABILITY	1,394	59	4,733	(6,186)	-
INTERCOMPANY PAYABLES	384,937	68,377	430,378	(883,692)	-
OTHER LONG-TERM LIABILITIES	15,092	7,276	7,809	-	30,177

MINORITY INTEREST	-	-	2,158	-	2,158

TOTAL SHAREHOLDERS' EQUITY	158,153	88,598	1,447,698	(1,536,296)	158,153
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 570,541	$ 438,410	$ 1,954,874	$ (2,426,174)	$ 537,651

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 179,393	$ 601,443	$ -	$ 780,836
Intercompany revenues	1,569	21,540	146,708	(169,817)	-
Earnings from consolidated affiliates	133,705	-	191,812	(325,517)	-
Total revenues	135,274	200,933	939,963	(495,334)	780,836

OPERATING EXPENSES
Operating costs	1,310	100,793	412,679	-	514,782
General and administrative expenses	11,067	20,518	61	-	31,646
Depreciation and amortization	-	5,392	16,381	-	21,773
Other expense (income), net	(26,223)	(2,341)	155,643	(121,157)	5,922

Operating income	149,120	76,571	355,199	(374,177)	206,713
Gain on repurchase of senior exchangeable notes	-	8,323	-	-	8,323
Interest expense	1,319	5,060	52	-	6,431

Income before income tax expense	147,801	79,834	355,147	(374,177)	208,605
Income tax expense (benefit)	4,198	33,649	27,155	-	65,002

NET INCOME	$ 143,603	$ 46,185	$ 327,992	$ (374,177)	$ 143,603

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 56,840	$ 66,034	$ 32,333	$ -	$ 155,207
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(10,017)	(20,933)	-	(30,950)
Patents and other intangibles	-	(48)	(306)	-	(354)
Acquisitions, net of cash acquired	-	-	(11,536)	-	(11,536)
Minority interest contribution	-	-	370	-	370
Proceeds from sale of assets	-	2,698	1,100	-	3,798
Premiums on life insurance	-	(2,436)	-	-	(2,436)
Net cash used in investing activities	-	(9,803)	(31,305)	-	(41,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(3,024)	(58,022)	-	-	(61,046)
Proceeds from debt borrowings	-	5,000	-	-	5,000
Capital lease obligations	-	-	(351)	-	(351)
Stock options exercised	1,167	-	-	-	1,167
Repurchase of common shares	(31,740)	-	-	-	(31,740)
Dividends paid	(27,645)	-	-	-	(27,645)
Excess tax benefit from stock-based payments	11,037	-	-	-	11,037
Net cash used in financing activities	(50,205)	(53,022)	(351)	-	(103,578)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,635	3,209	677	-	10,521
CASH AND CASH EQUIVALENTS, beginning of period	6,712	7,818	11,087	-	25,617
CASH AND CASH EQUIVALENTS, end of period	$ 13,347	$ 11,027	$ 11,764	$ -	$ 36,138

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 6,712	$ 7,818	$ 11,087	$ -	$ 25,617
Accounts receivable, net	114	28,782	108,335	-	137,231
Inventories, net	-	2,681	26,682	-	29,363
Prepaid expenses and other current assets	887	9,901	17,700	-	28,488
	7,713	49,182	163,804	-	220,699

PROPERTY, PLANT AND EQUIPMENT, net	-	21,288	71,750	-	93,038
GOODWILL AND INTANGIBLES, net	46,986	8,652	90,202	-	145,840
INTERCOMPANY RECEIVABLES	25,828	334,793	327,791	(688,412)	-
INVESTMENT IN AFFILIATES	267,943	-	914,018	(1,181,727)	234
DEFERRED TAX ASSET	2,507	25,925	1,726	(4,134)	26,024
OTHER ASSETS	3,634	11,456	3,865	-	18,955
TOTAL ASSETS	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

	LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt and capital lease obligations	$ 3,024	$ -	$ 3	$ -	$ 3,027
Accounts payable	2,417	4,581	32,863	-	39,861
Other accrued expenses	1,325	21,057	32,770	-	55,152
	6,766	25,638	65,636	-	98,040

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	300,000	-	-	300,000
DEFERRED COMPENSATION	5,688	7,980	412	-	14,080
DEFERRED TAX LIABILITY	4,134	-	-	(4,134)	-
INTERCOMPANY PAYABLES	264,976	66,550	356,886	(688,412)	-
OTHER LONG-TERM LIABILITIES	10,904	8,716	9,421	-	29,041

MINORITY INTEREST	-	-	1,486	-	1,486

TOTAL SHAREHOLDERS' EQUITY	62,143	42,412	1,139,315	(1,181,727)	62,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 354,611	$ 451,296	$ 1,573,156	$ (1,874,273)	$ 504,790

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 136,719	$ 533,821	$ -	$ 670,540
Intercompany revenues	1,281	18,215	128,159	(147,655)	-
Earnings from consolidated affiliates	119,618	-	192,546	(312,164)	-
Total revenues	120,899	154,934	854,526	(459,819)	670,540

OPERATING EXPENSES
Operating costs	1,146	80,638	367,407	-	449,191
General and administrative expenses	8,576	25,225	36	-	33,837
Depreciation and amortization	-	5,504	13,972	-	19,476
Other expense (income), net	(17,297)	(8,921)	113,954	(103,548)	(15,812)

Operating income	128,474	52,488	359,157	(356,271)	183,848
Interest expense	115	2,397	39	-	2,551

Income before income tax expense	128,359	50,091	359,118	(356,271)	181,297
Income tax expense (benefit)	7,254	28,664	24,274	-	60,192

NET INCOME	$ 121,105	$ 21,427	$ 334,844	$ (356,271)	$ 121,105

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 139,192	$ (13,245)	$ (252)	$ -	$ 125,695
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(4,428)	(19,399)	-	(23,827)
Patents and other intangibles	-	(69)	(248)	-	(317)
Acquisitions, net of cash acquired	-	(7,338)	-	-	(7,338)
Proceeds from sale of assets	-	62	13,727	-	13,789
Premiums on life insurance	-	(2,282)	-	-	(2,282)
Net cash used in investing activities	-	(14,055)	(5,920)	-	(19,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(4,146)	(100)	-	-	(4,246)
Proceeds from debt borrowings	4,516	-	-	-	4,516
Capital lease obligations	-	-	(7)	-	(7)
Stock options exercised	18,454	-	-	-	18,454
Repurchase of common shares	(181,812)	-	-	-	(181,812)
Debt issuance costs	-	(167)	-	-	(167)
Excess tax benefit from stock-based payments	28,936	-	-	-	28,936
Net cash used in financing activities	(134,052)	(267)	(7)	-	(134,326)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,140	(27,567)	(6,179)	-	(28,606)
CASH AND CASH EQUIVALENTS, beginning of period	1,572	35,385	17,266	-	54,223
CASH AND CASH EQUIVALENTS, end of period	$ 6,712	$ 7,818	$ 11,087	$ -	$ 25,617

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 111,425	$ 464,264	$ -	$ 575,689
Intercompany revenues	388	15,894	114,392	(130,674)	-
Earnings from consolidated affiliates	85,425	-	68,220	(153,645)	-
Total revenues	85,813	127,319	646,876	(284,319)	575,689

OPERATING EXPENSES
Operating costs	827	69,977	377,225	(40,930)	407,099
General and administrative expenses	7,354	25,700	28	-	33,082
Depreciation and amortization	21	5,298	11,956	-	17,275
Other expense (income), net	(10,986)	(13,695)	107,200	(87,843)	(5,324)

Operating income	88,597	40,039	150,467	(155,546)	123,557
Interest expense	709	5,062	71	(37)	5,805

Income before income tax expense	87,888	34,977	150,396	(155,509)	117,752
Income tax expense (benefit)	5,226	13,608	16,256	-	35,090

NET INCOME	$ 82,662	$ 21,369	$ 134,140	$ (155,509)	$ 82,662

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2006
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 194,078	$ (95,773)	$ 22,000	$ -	$ 120,305
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(4,892)	(19,523)	-	(24,415)
Patents and other intangibles	-	(66)	(200)	-	(266)
Proceeds from sale of assets	-	333	2,381	-	2,714
Premiums on life insurance	-	(1,628)	-	-	(1,628)
Net cash used in investing activities	-	(6,253)	(17,342)	-	(23,595)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(28,378)	(103,100)	-	-	(131,478)
Proceeds from debt borrowings	8,000	334,000	-	-	342,000
Capital lease obligations	-	-	(26)	-	(26)
Stock options exercised	14,853	-	-	-	14,853
Repurchase of common shares	(251,088)	-	-	-	(251,088)
Proceeds from sale of warrants	56,500	-	-	-	56,500
Purchase of exchangeable note hedge	-	(86,250)	-	-	(86,250)
Debt issuance costs	-	(6,996)	-	-	(6,996)
Excess tax benefit from stock-based payments	6,255	-	-	-	6,255
Net cash used in financing activities	(193,858)	137,654	(26)	-	(56,230)

NET CHANGE IN CASH AND CASH EQUIVALENTS	220	35,628	4,632	-	40,480
CASH AND CASH EQUIVALENTS, beginning of period	1,352	(243)	12,634	-	13,743
CASH AND CASH EQUIVALENTS, end of period	$ 1,572	$ 35,385	$ 17,266	$ -	$ 54,223

17. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity separate from the parent's equity and the amount of consolidated net income attributable to these noncontrolling interests must also be clearly presented on the Consolidated Statement of Operations. In addition, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. SFAS 160 is effective for fiscal years beginning after December 15, 2008. This statement will not have a material impact on our financial position and results of operations.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("APB 14-1"). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, interim periods within those fiscal years, and is applied retrospectively to all periods presented. Based on our preliminary assessment of this pronouncement, on January 1, 2009 we expect to record a discount on our Notes of $44.1 million with an offsetting increase recorded to Shareholders' Equity. The discount will be amortized into interest expense over the remaining expected life of the Notes, and increase interest expense by approximately $14.6 million in 2009, $15.6 million in 2010, and $13.9 million in 2011.

18. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our quarterly financial data for the quarters ended December 31, 2008 and 2007 (in thousands, except per share data).

Quarter ended 2008	December 31	September 30	June 30	March 31

Services and sales revenues	$ 201,188	$ 202,523	$ 197,688	$ 179,437
Cost of services and sales	130,194	134,205	130,910	119,473
Other operating expenses	18,638	13,248	11,759	15,696
Operating income	52,356	55,070	55,019	44,268
Gain on repurchase of senior exchangeable notes	8,323	-	-	-
Interest expense	408	303	5,076	644
Income before income tax expense	60,271	54,767	49,943	43,624
Income tax expense	19,227	15,252	16,232	14,291
Net income	$ 41,044	$ 39,515	$ 33,711	$ 29,333

Per share information:
Basic earnings per share	$ 1.78	$ 1.72	$ 1.47	$ 1.28
Diluted earnings per share (1)	$ 1.76	$ 1.64	$ 1.38	$ 1.22

Weighted average common shares outstanding:
Basic	23,022	23,034	22,995	22,982
Diluted	23,289	24,082	24,452	23,998

Quarter ended 2007	December 31	September 30	June 30	March 31

Services and sales revenues	$ 176,359	$ 170,065	$ 168,393	$ 155,723
Cost of services and sales	116,046	112,547	113,349	107,249
Other operating expenses	1,043	11,560	13,144	11,754
Operating income	59,270	45,958	41,900	36,720
Interest expense	670	614	635	632
Income before income tax expense	58,600	45,344	41,265	36,088
Income tax expense	23,074	13,830	12,462	10,826
Net income	$ 35,526	$ 31,514	$ 28,803	$ 25,262

Per share information:
Basic earnings per share	$ 1.53	$ 1.34	$ 1.20	$ 1.08
Diluted earnings per share (1)	$ 1.45	$ 1.29	$ 1.18	$ 1.04

Weighted average common shares outstanding:
Basic	23,223	23,556	23,940	23,430
Diluted	24,530	24,377	24,413	24,322

(1)	The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account

(In thousands)

Additions
	Balance at	Charged to/			Balance at
	Beginning	Recovered from			End of
	of Period	Expense	Write-offs	Other (1)	Period
Year ended December 31, 2008
Reserve for doubtful accounts	$ 4,199	$ (233)	$ (510)	$ 79	$ 3,535

Year ended December 31, 2007
Reserve for doubtful accounts	$ 4,340	$ 262	$ (629)	$ 226	$ 4,199

Year ended December 31, 2006
Reserve for doubtful accounts	$ 4,526	$ 623	$ (982)	$ 173	$ 4,340

(1)	Comprised primarily of differences due to changes in exchange rate.

Exhibit 10.24

NON-EMPLOYEE DIRECTOR COMPENSATION SUMMARY

Each Supervisory Director of Core Laboratories N.V. who is not our full-time employee is reimbursed for all out-of-pocket expenses incurred in attending any Supervisory Board or committee meeting. Effective January 1, 2009, each Supervisory Director who is not our full-time employee is paid: (1) an annual retainer of $40,000, payable semiannually in arrears; or if the Audit Committee Chair, an annual retainer of $55,000, or if the chair of the Compensation Committee, an annual retainer of $50,000; or if chair of the Nominating and Governance Committee, an annual retainer of $49,000; (2) $1,500 per meeting of the Supervisory Board at which the individual is present in person; and (3) $1,500 per meeting for each committee meeting at which the individual is present in person. Supervisory Directors who are our full-time employees receive no compensation for serving as Supervisory Directors.

Our 2006 Nonemployee Director Stock Incentive Plan, as amended, which we refer to as the "Director Plan," provides for the issuance of up to 700,000 of our common shares to eligible Supervisory Directors. Under the Director Plan, each nonemployee Supervisory Director is generally granted an equivalent of $100,000 in value of performance restricted shares based on the closing price of our common stock on the date of grant and will vest at the end of a three-year measurement period subject to our performance as measured against certain predetermined metrics. Only nonemployee Supervisory Directors are eligible for these equity-based awards.

Exhibit 21.1

Subsidiaries of the Registrant

Name	Legal Seat	Ownership %
Core Laboratories Resources N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories International Licensing N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories International Trading N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories I.P. Inc.	Delaware, United States	100%
Core Laboratories Holding Inc.	Delaware, United States	100%
Core Laboratories Middle East Services B.V.	Rotterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Canada Limited	Alberta, Canada	100%
PT Corelab Indonesia	Jakarta, Indonesia	70%
Core Laboratories SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories Sales N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Corelab Nigeria Limited	Lagos, Nigeria	100%
Core Laboratories Venezuela S.A.	Caracas, Venezuela	100%
Core Laboratories Corporate Holding B.V.	Amsterdam, The Netherlands	100%
Corelab Brasil Ltda	Rio de Janeiro, Brazil	100%
Abdullah Fuad Core Laboratory Company	Saudi Arabia	51%
Core Laboratories Holdings LLC	Delaware, United States	100%
Core Laboratories LLC	Delaware, United States	100%
Saybolt International B.V.	Rotterdam, The Netherlands	100%
Saybolt Holding B.V.	Rotterdam, The Netherlands	100%
Saybolt Denmark A/S	Copenhagen, Denmark	100%
Saybolt van Duyn GmbH	Essen, Germany	100%
Saybolt Espana S.A.	Madrid, Spain	100%
Saybolt Estonia Ltd.	Tallinn, Estonia	100%
Saybolt Finland Oy	Hamina, Finland	100%
Saybolt Italia S.R.L.	Siracusa, Italy	100%
Saybolt Malta Ltd.	Kalafran, Malta	100%
Saybolt Greece, Ltd.	Athens, Greece	100%
Saybolt (Portugal) Inspeccao de Productos Petroliferos, Lda.	Lisbon, Portugal	100%
Saybolt South Africa PTY LTD	Cape Town, South Africa	73%
Saybolt Sweden AB	Gothenburg, Sweden	100%
Saybolt United Kingdom Ltd.	Purfleet, United Kingdom	100%
Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
Saybolt North America B.V.	Rotterdam, The Netherlands	100%
Saybolt de Mexico S.A. de C.V.	Coatzacoalcos, Mexico	100%
Saybolt LP	Delaware, United States	100%
Core Laboratories Panama, S.A.	Panama City, Panama	100%
E.W. Saybolt & Co. (Cayman) Ltd.	Grand Cayman	100%
Saybolt Analyt Holding B.V.	Rotterdam, The Netherlands	100%
ZAO Saybolt Eurasia	Moscow, Russia Federation	100%
Saybolt−Ukraine	Odessa, Ukraine	100%
Saybolt Bulgaria Ltd.	Bourgas, Bulgaria	100%
Saybolt Baltija, Ltd.	Klaipeda, Lithuania	100%
Saybolt Latvia	Ventspils, Latvia	100%
E.W. Saybolt & Co N.V.	St. Eustatius, Netherland Antilles	100%
Saybolt Bahamas Ltd.	Freeport, Bahamas	100%
Saybolt de Costa Rica, S.A.	San Jose, Costa Rica	99%
Saybolt West Indies N.V.	Kingston, Jamaica	100%
Saybolt de Colombia Ltda.	Barranquilla, Colombia	95%
Saybolt Aruba N.V.	Aruba	100%
Saybolt Bonaire N.V.	Bonaire, Netherlands Antilles	100%
Saybolt Caribbean N.V.	Aruba	100%

Name	Legal Seat	Ownership %
Saybolt Curacao N.V.	Curacao, Netherlands Antilles	100%
Saybolt Trinidad & Tobago Ltd.	Marabella, Trinidad	100%
Saybolt Eastern Hemisphere B.V.	Rotterdam, The Netherlands	100%
Saybolt (M) SDN BHD	Kuala Lumpur, Malaysia	49%
PT Citra Wosaji Indonesia	Jakarta, Indonesia	65%
Saybolt Azerbaijan, Ltd.	Baku, Azerbaijan	100%
Saybolt Azerbaijan B.V.	Rotterdam, The Netherlands	50%
Beheersmaatschappij Het Scheur BV	Rotterdam, The Netherlands	100%
Core Laboratories El Salvador S.A. de C.V.	San Salvador, El Salvador	100%
Saybolt Belgium	Antwerp, Belgium	100%
Saybolt (Tianjin) Meteorology & Inspection Company Ltd.	Tianjin, China	100%
Saybolt Latin America Holding B.V.	Rotterdam, The Netherlands	100%
Core Laboratories Angola Ltd.	Luanda, Angola	100%
Saybolt Inspection Services India Private Limited	Mumbai, India	100%
Saybolt Inspection Services Kazakhstan LLP	Aktau, Kazakhstan	100%
Saybolt (Singapore) PTE LTD	Singapore	100%
Core Laboratories (H.K.) Limited	Hong Kong	100%
Quantoil Ltd.	London, United Kingdom	100%
E.W. Saybolt & Co. S.A.	Panama City, Panama	100%
Catoni Persa Supervision Expertise and Controlling S. A.	Istanbul, Turkey	100%
Catoni Persa Romania SRL	Constanta, Romania	100%
Owen Oil Tools LP	Delaware, United States	100%
Owen Oil Tools de Mexico, S.A. de C.V.	Tabasco, Mexico	100%
Owen Compliance Services, Inc.	Texas, United States	100%
Owen de Mexico S.A. de C.V.	Mexico City, Mexico	100%
Owen Oil Tools (U.K.) Ltd.	Croydon, United Kingdom	100%
Owen Oil Tools de Argentina, S.A.	Buenos Aires, Argentina	100%
Core Laboratories LLP (Kazakhstan)	Aktau, Kazakhstan	100%
ZAO Petroleum Analysts	Moscow, Russia Federation	100%
OOO Lab Technics	Moscow, Russia Federation	100%
Saybolt Test OOO	Bashkortostan, Russian Federation	100%
Saybolt Armenia	Yerevan, Armenia	100%
Inspection Expertise Mongolia Co., Ltd.	Mongolia	100%
Core Lab de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
Core Lab Operations S.A. de C.V.	Mexico City, Mexico	100%
ProTechnics de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
Core Lab Services S.A. de C.V.	Mexico City, Mexico	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
Core Laboratories Global N.V.	Curacao, Netherlands Antilles	100%
Coherence Technology Company, Inc.	Colorado, United States	100%
CTC Pulsonic Nigeria Limited	Lagos, Nigeria	80%
Production Enhancement Corporation	Delaware, United States	100%
PENCOR International Ltd.	Jersey, Channel Islands	100%
Coreton Limited	Croydon, United Kingdom	100%
Labton Limited	London, United Kingdom	100%
FE & FEFH Holding, Inc.	Alberta, Canada	100%
Saybolt Tunisie	Tunis, Tunisia	49%
Saybolt Med	Tunisia	49%
Saybolt Saudi Arabia Co., Ltd.	Saudi Arabia	45%
Core Laboratories Malta Holding Limited	Malta	99%
Core Laboratories Malta Limited	Malta	99%
Saybolt Maroc	Morocco	49%
Shanghai SIC - Saybolt Commodities Surveying Co Ltd.	China	50%

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-73772 and 333-73774) and Form S-3 (No. 333-139506-01) of Core Laboratories N.V. of our report dated February 19, 2009 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Houston, Texas

February 19, 2009