Form 10-Q
period 2009-03-31
CORE LABORATORIES N V
filed 2009-04-24
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]  No [   ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]  No [   ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer [ X ] 9;           Accelerated filer [   ]           Non-accelerated filer [   ] 9;           Smaller reporting company [   ]

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of common shares of the registrant, par value EUR 0.04 per share, outstanding at April 23, 2009 was 22,947,132.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 73,036	$ 36,138
Accounts receivable, net of allowance for doubtful accounts of $3,644 and
$3,535 at 2009 and 2008, respectively	131,557	144,293
Inventories, net	32,976	34,838
Prepaid expenses and other current assets	20,792	20,376
TOTAL CURRENT ASSETS	258,361	235,645

PROPERTY, PLANT AND EQUIPMENT, net	100,582	103,463
INTANGIBLES, net	6,907	6,992
GOODWILL	148,600	148,600
DEFERRED TAX ASSET	19,802	17,708
OTHER ASSETS	9,034	9,127
TOTAL ASSETS	$ 543,286	$ 521,535

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 27,218	$ 41,588
Accrued payroll and related costs	25,443	28,637
Taxes other than payroll and income	6,445	7,949
Unearned revenues	8,025	7,932
Income tax payable	9,476	-
Other accrued expenses	10,040	9,584
TOTAL CURRENT LIABILITIES	86,647	95,690

LONG-TERM DEBT	198,106	194,568
DEFERRED COMPENSATION	12,951	12,815
OTHER LONG-TERM LIABILITIES	36,651	30,177
COMMITMENTS AND CONTINGENCIES

EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 25,519,956 issued and 22,925,078 outstanding at 2009
and 25,519,956 issued and 23,020,033 outstanding at 2008	1,430	1,430
Additional paid-in capital	52,460	53,019
Retained earnings	409,156	382,266
Accumulated other comprehensive (loss)	(4,869)	(4,927)
Treasury shares (at cost), 2,594,878 at 2009 and 2,499,923 at 2008	(251,451)	(245,661)
Total Core Laboratories N.V. shareholders' equity	206,726	186,127
Non-controlling interest	2,205	2,158
TOTAL EQUITY	208,931	188,285
TOTAL LIABILITIES AND EQUITY	$ 543,286	$ 521,535

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
	Three Months Ended March 31,
	2009	2008
	(Unaudited)
REVENUES:
Services	$ 141,692	$ 138,409
Product sales	37,184	41,028
	178,876	179,437
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	88,296	91,159
Cost of sales, exclusive of depreciation expense shown below	27,736	28,314
General and administrative expenses	9,274	8,289
Depreciation	5,527	5,097
Amortization	181	142
Other expense, net	1,243	2,065
OPERATING INCOME	46,619	44,371
Interest expense	3,800	4,782
Income before income tax expense	42,819	39,589
Income tax expense	13,580	12,739
Net income	29,239	26,850
Net income attributable to non-controlling interest	47	103
Net income attributable to Core Laboratories N.V.	$ 29,192	$ 26,747

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$ 1.27	$ 1.16

Diluted earnings per share attributable to Core Laboratories N.V.	$ 1.26	$ 1.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,970	22,982

Diluted	23,210	23,998

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Three Months Ended March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 29,239	$ 26,850
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	424	210
Provisions for inventory obsolescence	22	41
Equity in earnings of affiliates	(48)	(55)
Stock-based compensation	1,322	827
Depreciation and amortization	5,708	5,239
Non-cash interest expense	3,574	4,508
Gain on sale of assets	(77)	(1,284)
Realization of pension obligation	58	20
Decrease in value of life insurance policies	603	725
Deferred income taxes	(3,638)	1,311
Changes in assets and liabilities:
Accounts receivable	12,312	(9,714)
Inventories	1,840	(2,292)
Prepaid expenses and other current assets	1,127	(6,363)
Other assets	85	(1,281)
Accounts payable	(14,370)	(4,171)
Accrued expenses	5,327	729
Other long-term liabilities	6,610	10,140
Net cash provided by operating activities	50,118	25,440
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,655)	(5,618)
Patents and other intangibles	(96)	(86)
Proceeds from sale of assets	86	2,467
Premiums on life insurance	(582)	(430)
Net cash used in investing activities	(3,247)	(3,667)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	-	(6,120)
Proceeds from debt borrowings	-	5,000
Capital lease obligations	-	(1)
Stock options exercised	169	633
Excess tax benefits from stock-based compensation	45	10,440
Dividends paid	(2,302)	-
Repurchase of common shares	(7,885)	(28,815)
Net cash used in financing activities	(9,973)	(18,863)
NET CHANGE IN CASH AND CASH EQUIVALENTS	36,898	2,910
CASH AND CASH EQUIVALENTS, beginning of period	36,138	25,617
CASH AND CASH EQUIVALENTS, end of period	$ 73,036	$ 28,527

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for year-end reporting on Form 10-K.

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included in these financial statements. Furthermore, the operating results presented for the three month period ended March 31, 2009 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2009.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2008 was derived from the 2008 audited consolidated financial statements as revised for the recently adopted accounting principles, but does not include all disclosures in accordance with GAAP.

References to "Core Lab", "we", "our", and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

These financial statements should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

2. INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2009	2008
	(Unaudited)
Finished goods	$ 25,347	$ 26,785
Parts and materials	6,387	7,190
Work in progress	1,242	863
Total inventories, net	$ 32,976	$ 34,838

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statement of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, we did not identify a triggering event therefore we have determined that goodwill is not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives.

There were no other significant changes relating to our intangible assets for the three months ended March 31, 2009. The remaining composition of goodwill by business segment at March 31, 2009 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2008.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	March 31,	December 31,
	2009	2008
	(Unaudited)
Senior exchangeable notes	$ 238,658	$ 238,658
Discount on senior exchangeable notes	40,552	44,090
Net senior exchangeable notes	$ 198,106	$ 194,568

On January 1, 2009 we adopted FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("APB 14-1"). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of APB 14-1 impacted the historical accounting for our Senior Exchangeable Notes ("Notes") and resulted in an increase to Additional Paid in Capital of $51.9 million and Deferred Tax Liabilities of $16.1 million with an offset to Retained Earnings of $23.9 million and a discount on the Notes of $44.1 million. The impact to diluted earnings per share was a decrease of $0.11 for the three months ended March 31, 2008.  The discount will be amortized into interest expense through November 2011.

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of the Notes due 2011. The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis and are fully and unconditionally guaranteed by Core Laboratories N.V. resulting in interest expense of $0.1 million and $0.2 million for the three months ended March 31, 2009 and 2008, respectively. With the additional amortization of the discount on the Notes, the effective interest rate is 7.48% for the period ended March 31, 2009, which resulted in additional non-cash interest expense of $3.5 million and $4.1 million for the three months ended March 31, 2009 and 2008, respectively. The Notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at a conversion rate of $93.73 or 10.6686 per $1,000 principal amount of the 238,658 Notes outstanding at March 31, 2009. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. The carrying value of the equity component of the Notes was $84.4 million at March 31, 2009 and December 31, 2008. At March 31, 2009, the Notes were trading at 97.7% of their face value.

As part of the issuance of the Notes, we entered into an exchangeable senior note hedge transaction in October 2006 (the "Call Option") through one of our subsidiaries with Lehman Brothers OTC Derivatives Inc. ("Lehman OTC") whereby Lehman OTC is obligated to deliver to us an amount of shares required to cover the shares issuable upon conversion of the Notes. On October 3, 2008, Lehman OTC filed for protection under Chapter 11 of the U.S. Bankruptcy Code. Although we may not retain the benefit of the Call Option if Lehman OTC fails to perform under the contract, we believe the impact will not be material and would not affect our income statement presentation. In addition, we do not expect Lehman OTC's default to result in a direct impact on our balance sheet as the Call Option was initially recorded as an equity transaction. We are currently unable to ascertain whether any value would be established for our unsecured position or how this will ultimately be resolved through their bankruptcy proceedings.

Separate from the Call Option, we also sold Lehman OTC warrants, for which we received consideration, to purchase up to 3.2 million common shares at an exercise price of $126.37. The warrants become exercisable beginning in late December 2011 and expire in January 2012. The warrants have been purchased from Lehman OTC's by a third party.

The derivative transactions described above do not affect the terms of the outstanding Notes.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $10.3 million at March 31, 2009 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at March 31, 2009 was $89.7 million.

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

The following table summarizes the components of net periodic pension cost under this plan for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Service cost	$ 253	$ 286
Interest cost	324	338
Expected return on plan assets	(178)	(306)
Amortization of transition asset	(22)	(25)
Amortization of prior service cost	40	45
Amortization of net loss	61	-
Net periodic pension cost	$ 478	$ 338

During the three month period ended March 31, 2009, we contributed approximately $2.3 million, as determined by the insurance company, to fund the estimated 2009 premiums on investment contracts held by the plan.

On a recurring basis, we use the market approach to value certain assets and liabilities at fair value at quoted prices in an active market (Level 1) and certain assets and liabilities using significant other observable inputs (Level 2). We do not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). We invest a significant portion of our cash on hand in an overnight money market account, which is carried at fair value. These balances are held as cash deposits during business hours and transferred in and out of the money market fund over night on a daily basis. Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expenses in the Consolidated Statement of Operations. The following table summarizes the fair value balances (in thousands):

Fair Value Measurement at March 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Money market and other investment fund assets	$ 44,790	$ 41,048	$ 3,742	$ -

Liabilities:
Deferred compensation plan	$ 5,776	$ 771	$ 5,005	$ -

Fair Value Measurement at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Money market and other investment fund assets	$ 14,576	$ 10,954	$ 3,622	$ -

Liabilities:
Deferred compensation plan	$ 5,746	$ 478	$ 5,268	$ -

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended. The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the deferred compensation plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value. The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination.

6. COMMITMENTS AND CONTINGENCIES

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business. We believe that the resolution of all litigation currently pending or threatened against us or any of our subsidiaries should not have a material adverse effect on our consolidated financial condition, results of operations or liquidity; however, because of the inherent uncertainty of litigation, we cannot provide assurance that the resolution of any particular claim or proceeding to which we or any of our subsidiaries is a party will not have a material adverse effect on our consolidated results of operations or liquidity for the period in which that resolution occurs.

During the first quarter of 2008 we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded in the Consolidated Statement of Operations to Other Expense (Income), net. This adjustment required judgment, assumptions and estimations to quantify the uncertainties related to this contingent liability. Management has concluded the adjustment relates to prior periods, however as the amounts are not material, no prior periods have been restated. The contingent liability is included in Other Long-term Liabilities in the Consolidated Balance Sheet. Management will continue to assess on a quarterly basis the probable outcome of the settlement of these taxes. The ultimate settlement amount and timing of this contingent liability is uncertain, and could possibly expose us to expenses of approximately $20.0 million in excess of our current estimate. As of March 31, 2009, there has not been a change in management's view of the exposure or estimated settlement amount of this liability.

7. EQUITY

During the three months ended March 31, 2009, we repurchased 121,605 of our common shares for $7.9 million. Included in this total were rights to 3,605 shares valued at $0.3 million that were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of the participants' tax burdens that may result from the issuance of common shares under this plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as future acquisitions, settlement of employee stock awards, or possible conversion of the Notes.

During the three month period ended March 31, 2009, we recognized tax benefits of $0.1 million relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

On January 22, 2009, we declared a quarterly $0.10 per share of common stock dividend that was paid on March 2, 2009. In addition on April 16, 2009, we declared a quarterly dividend of $0.10 per share of common stock payable May 27, 2009 to shareholders of record on April 27, 2009.

The following table summarizes our changes in equity for the three months ended March 31, 2009 (in thousands):

				Accumulated
		Additional		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Total
(Unaudited)	Shares	Capital	Earnings	Income (Loss)	Stock	Interest	Equity

December 31, 2008	$ 1,430	$ 53,019	$ 382,266	$ (4,927)	$ (245,661)	$ 2,158	$ 188,285
Stock options exercised	-	(865)	-		1,034	-	169
Stock based-awards	-	261	-	-	1,061	-	1,322
Tax benefit of stock-based awards issued	-	45	-	-	-	-	45
Repurchase of common shares	-	-	-	-	(7,885)	-	(7,885)
Dividends paid	-	-	(2,302)	-	-	-	(2,302)

Comprehensive income:
Amortization of pension, net of tax	-	-	-	58	-	-	58
Net income	-	-	29,192	-	-	47	29,239
Total comprehensive income							29,297

March 31, 2009	$ 1,430	$ 52,460	$ 409,156	$ (4,869)	$ (251,451)	$ 2,205	$ 208,931

Comprehensive Income

The components of other comprehensive income consisted of the following (in thousands):

Three months ended
	March 31, 2009	March 31, 2008
(Unaudited)
Net income	$ 29,239	$ 26,850
Realization of pension obligation	58	20
Total other comprehensive income	$ 29,297	$ 26,870

Accumulated Other Comprehensive Income consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
	(Unaudited)
Prior service cost	$ (1,059)	$ (1,089)
Transition asset	438	454
Unrecognized net actuarial loss	(4,248)	(4,292)
Total accumulated other comprehensive loss	$ (4,869)	$ (4,927)

Non-controlling Interests

On January 1, 2009 we adopted Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity separate from the parent's equity and the amount of consolidated net income attributable to these non-controlling interests must also be clearly presented on the Consolidated Statement of Operations. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. Upon adopting SFAS 160, we revised our historical presentation of non-controlling interests to be included as part of the total equity and presented the net income relating to non-controlling interests as a separate component of total net income.

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

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Weighted average basic common shares outstanding	22,970	22,982
Effect of dilutive securities:
Stock options	100	153
Contingent shares	13	64
Restricted stock and other	127	137
Senior exchangeable notes and warrants	-	662
Weighted average diluted common and potential common shares outstanding	23,210	23,998

In 2006, we sold warrants that give the holder the right to acquire approximately 3.2 million of our common shares at an exercise price of $126.18 per share.  Included in the Senior Exchangeable Notes line in the table above, these warrants had no dilutive impact on our earnings per share for the three month period ended March 31, 2009, as the average share price did not exceed the strike price of the warrants for the three month period. On October 3, 2008, the dealer of the warrants filed for bankruptcy protection and subsequently sold the warrants to a third-party dealer.

9. OTHER EXPENSE, NET

The components of other expense, net, were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Gain on sale of assets	$ (77)	$ (1,284)
Foreign exchange loss (gain)	1,888	(746)
Interest income	(39)	(108)
Non-income tax accrual	-	5,030
Other, net	(529)	(827)
Total other expense, net	$ 1,243	$ 2,065

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded. Additionally, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Canadian Dollar	$ 348	$ 215
Euro	163	(586)
Mexican Peso	132	(47)
Malaysian Ringgit	136	(55)
Russian Ruble	596	(157)
Kazakhstan Tenge	167	(3)
Other currencies, net	346	(113)
Total loss (gain)	$ 1,888	$ (746)

10. SEGMENT REPORTING

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2009
Revenues from unaffiliated customers	$ 102,523	$ 63,100	$ 13,253	$ -	$ 178,876
Inter-segment revenues	123	361	381	(865)	-
Segment operating income	24,752	18,324	3,478	65	46,619
Total assets	253,398	172,345	21,024	96,519	543,286
Capital expenditures	2,063	587	-	5	2,655
Depreciation and amortization	3,357	1,462	177	712	5,708

Three Months Ended March 31, 2008
Revenues from unaffiliated customers	$ 100,501	$ 67,024	$ 11,912	$ -	$ 179,437
Inter-segment revenues	233	193	315	(741)	-
Segment operating income (loss)	23,018	21,940	4,227	(4,814)	44,371
Total assets	248,200	172,796	22,385	53,043	496,424
Capital expenditures	3,315	2,172	97	34	5,618
Depreciation and amortization	2,929	1,386	153	771	5,239

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the Notes issued by Core Laboratories LP in 2006. Core Laboratories LP is a wholly owned subsidiary of Core Laboratories N.V.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission. The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: balance sheets as of March 31, 2009 and December 31, 2008, statements of operations and the statements of cash flows for each of the three months ended March 31, 2009 and 2008 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V., (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	March 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 21,509	$ 40,246	$ 11,281	$ -	$ 73,036
Accounts receivable, net	279	31,939	99,339	-	131,557
Inventories, net	-	3,643	29,333	-	32,976
Prepaid expenses and other current assets	5,655	7,599	7,538	-	20,792
	27,443	83,427	147,491	-	258,361

PROPERTY, PLANT AND EQUIPMENT, net	-	23,272	77,310	-	100,582
GOODWILL AND INTANGIBLES, net	46,986	8,211	100,310	-	155,507
INTERCOMPANY RECEIVABLES	64,016	234,850	390,655	(689,521)	-
INVESTMENT IN AFFILIATES	444,984	-	1,221,135	(1,665,729)	390
DEFERRED TAX ASSET	2,676	11,491	5,635	-	19,802
OTHER ASSETS	2,101	5,160	1,383	-	8,644
TOTAL ASSETS	$ 588,206	$ 366,411	$ 1,943,919	$ (2,355,250)	$ 543,286

	LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 462	$ 4,923	$ 21,833	$ -	$ 27,218
Other accrued expenses	3,227	19,343	36,859	-	59,429
	3,689	24,266	58,692	-	86,647

LONG-TERM DEBT	-	198,106	-	-	198,106
DEFERRED COMPENSATION	6,101	6,237	613	-	12,951
DEFERRED TAX LIABILITY	-	-	-	-	-
INTERCOMPANY PAYABLES	354,494	25,712	309,315	(689,521)	-
OTHER LONG-TERM LIABILITIES	17,196	14,769	4,686	-	36,651

SHAREHOLDERS' EQUITY	206,726	97,321	1,568,408	(1,665,729)	206,726
NON-CONTROLLING INTEREST	-	-	2,205	-	2,205
TOTAL EQUITY	206,726	97,321	1,570,613	(1,665,729)	208,931

TOTAL LIABILITIES AND EQUITY	$ 588,206	$ 366,411	$ 1,943,919	$ (2,355,250)	$ 543,286

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13,347	$ 11,027	$ 11,764	$ -	$ 36,138
Accounts receivable, net	232	34,346	109,715	-	144,293
Inventories, net	-	3,683	31,155	-	34,838
Prepaid expenses and other current assets	4,989	6,630	8,757	-	20,376
	18,568	55,686	161,391	-	235,645

PROPERTY, PLANT AND EQUIPMENT, net	-	24,072	79,391	-	103,463
GOODWILL AND INTANGIBLES, net	46,986	8,303	100,303	-	155,592
INTERCOMPANY RECEIVABLES	108,491	318,780	456,421	(883,692)	-
INVESTMENT IN AFFILIATES	389,500	-	1,147,137	(1,536,296)	341
DEFERRED TAX ASSET	3,283	10,179	4,246	-	17,708
OTHER ASSETS	2,319	5,215	1,252	-	8,786
TOTAL ASSETS	$ 569,147	$ 422,235	$ 1,950,141	$ (2,419,988)	$ 521,535

	LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 626	$ 8,364	$ 32,598	$ -	$ 41,588
Other accrued expenses	4,221	20,940	28,941	-	54,102
	4,847	29,304	61,539	-	95,690

LONG-TERM DEBT	-	194,568	-	-	194,568
DEFERRED COMPENSATION	6,118	6,138	559	-	12,815
DEFERRED TAX LIABILITY	-	-	-	-	-
INTERCOMPANY PAYABLES	356,963	96,351	430,378	(883,692)	-
OTHER LONG-TERM LIABILITIES	15,092	7,276	7,809	-	30,177

SHAREHOLDERS' EQUITY	186,127	88,598	1,447,698	(1,536,296)	186,127
NON-CONTROLLING INTEREST	-	-	2,158	-	2,158
TOTAL EQUITY	186,127	88,598	1,449,856	(1,536,296)	188,285

TOTAL LIABILITIES AND EQUITY	$ 569,147	$ 422,235	$ 1,950,141	$ (2,419,988)	$ 521,535

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended March 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 45,134	$ 133,742	$ -	$ 178,876
Intercompany revenues	343	6,599	30,000	(36,942)	-
Earnings from consolidated affiliates	30,287	-	92,653	(122,940)	-
Total revenues	30,630	51,733	256,395	(159,882)	178,876

OPERATING EXPENSES
Operating costs	312	23,605	92,115	-	116,032
General and administrative expenses	3,460	5,810	4	-	9,274
Depreciation and amortization	-	1,369	4,339	-	5,708
Other expense (income), net	(11)	4,135	27,568	(30,449)	1,243

Operating income	26,869	16,814	132,369	(129,433)	46,619
Interest expense	475	3,305	20	-	3,800

Income before income tax expense	26,394	13,509	132,349	(129,433)	42,819
Income tax expense (benefit)	(2,798)	4,786	11,592	-	13,580

Net income	29,192	8,723	120,757	(129,433)	29,239
Net income attributable to non-controlling interest	-	-	47	-	47
NET INCOME ATTRIBUTABLE TO CORE LABORATORIES N.V.	$ 29,192	$ 8,723	$ 120,710	$ (129,433)	$ 29,192

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 18,135	$ 30,285	$ 1,698	$ -	$ 50,118
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(486)	(2,169)	-	(2,655)
Patents and other intangibles	-	-	(96)	-	(96)
Proceeds from sale of assets	-	2	84	-	86
Premiums on life insurance	-	(582)	-	-	(582)
Net cash used in investing activities	-	(1,066)	(2,181)	-	(3,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	169	-	-	-	169
Excess tax benefit from stock-based payments	45	-	-	-	45
Dividends paid	(2,302)	-	-	-	(2,302)
Repurchase of common shares	(7,885)	-	-	-	(7,885)
Net cash used in financing activities	(9,973)	-	-	-	(9,973)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,162	29,219	(483)	-	36,898
CASH AND CASH EQUIVALENTS, beginning of period	13,347	11,027	11,764	-	36,138
CASH AND CASH EQUIVALENTS, end of period	$ 21,509	$ 40,246	$ 11,281	$ -	$ 73,036

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended March 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 39,665	$ 139,772	$ -	$ 179,437
Intercompany revenues	267	3,852	32,669	(36,788)	-
Earnings from consolidated affiliates	35,551	-	95,282	(130,833)	-
Total revenues	35,818	43,517	267,723	(167,621)	179,437

OPERATING EXPENSES
Operating costs	297	21,161	98,015	-	119,473
General and administrative expenses	3,520	4,766	3	-	8,289
Depreciation and amortization	-	1,372	3,867	-	5,239
Other expense (income), net	4,537	823	21,833	(25,128)	2,065

Operating income	27,464	15,395	144,005	(142,493)	44,371
Interest expense	36	4,746	-	-	4,782

Income before income tax expense	27,428	10,649	144,005	(142,493)	39,589
Income tax expense (benefit)	681	1,363	10,695	-	12,739

Net income	26,747	9,286	133,310	(142,493)	26,850
Net income attributable to non-controlling interest	-	-	103	-	103
NET INCOME ATTRIBUTABLE TO CORE LABORATORIES N.V.	$ 26,747	$ 9,286	$ 133,207	$ (142,493)	$ 26,747

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 14,287	$ 6,238	$ 4,915	$ -	$ 25,440
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,636)	(1,982)	-	(5,618)
Patents and other intangibles	-	(22)	(64)	-	(86)
Proceeds from sale of assets	-	2,227	240	-	2,467
Premiums on life insurance	-	(430)	-	-	(430)
Net cash used in investing activities	-	(1,861)	(1,806)	-	(3,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(1,120)	(5,000)	-	-	(6,120)
Proceeds from debt borrowings	-	5,000	-	-	5,000
Capital lease obligations	-	-	(1)	-	(1)
Stock options exercised	633	-	-	-	633
Repurchase of common shares	(28,815)	-	-	-	(28,815)
Excess tax benefit from stock-based payments	10,440	-	-	-	10,440
Net cash used in financing activities	(18,862)	-	(1)	-	(18,863)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,575)	4,377	3,108	-	2,910
CASH AND CASH EQUIVALENTS, beginning of period	6,712	7,818	11,087	-	25,617
CASH AND CASH EQUIVALENTS, end of period	$ 2,137	$ 12,195	$ 14,195	$ -	$ 28,527

12. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FAS 107-1"). FAS 107-1 requires the disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt this pronouncement for our interim financial statements ending March 31, 2009. FAS 107-1 did not have an impact on our financial position or results of operations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2009 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Cautionary Statement Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain of the statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Form 10-Q, are forward looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, no assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as the other reports filed by us with the SEC.

Outlook

We continue our efforts to expand our market presence by opening facilities in strategic areas and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets for 2009 that are based primarily on market conditions existing at the time our targets are established. Based on discussions late in 2008 with our clients and our view of the oil and gas industry, we anticipated that in 2009, spending by our international clients would soften and we expected North American spending to decrease significantly. Given the recent sharp declines in commodity prices and announced reductions in capital expenditure programs by certain of our clients, oilfield activity levels may not grow at the same rate as earlier expected, and in all likelihood will decrease further on a year-over-year basis. It is too early to determine the impact of these recently announced changes in capital programs by certain of our clients.

Results of Operations

Unaudited results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended March 31,				% Change
	2009		2008		2009/2008
REVENUES:
Services	$ 141,692	79%	$ 138,409	77%	2%
Product sales	37,184	21%	41,028	23%	(9%)
Total revenues	178,876	100%	179,437	100%	-
OPERATING EXPENSES:
Cost of services*	88,296	62%	91,159	66%	(3%)
Cost of sales*	27,736	75%	28,314	69%	(2%)
Total cost of services and sales	116,032	65%	119,473	67%	(3%)
General and administrative expenses	9,274	5%	8,289	5%	12%
Depreciation and amortization	5,708	3%	5,239	3%	9%
Other expense, net	1,243	1%	2,065	1%	(40%)
Operating income	46,619	26%	44,371	25%	5%
Interest expense	3,800	2%	4,782	3%	(21%)
Income before income tax expense	42,819	24%	39,589	22%	8%
Income tax expense	13,580	8%	12,739	7%	7%
Net income	29,239	16%	26,850	15%	9%
Net income attributable to non-controlling interest	47	-	103	-	(54%)
Net income attributable to Core Laboratories N.V.	$ 29,192	16%	$ 26,747	15%	9%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008 (unaudited)

Service Revenues

Service revenues increased to $141.7 million for the first quarter of 2009, up 2% when compared to $138.4 million for the first quarter of 2008. Our service revenues continued to increase due to our significant international operations and projects. Significant projects that continue to provide revenue growth are in the Middle East, Asia-Pacific, the Gulf of Mexico and offshore deepwater regions of the southern-Atlantic margins off the coast of West Africa and Brazil.

Product Sale Revenues

Revenues associated with product sales decreased to $37.2 million for the first quarter of 2009, down 9% from $41.0 million for the first quarter of 2008. Our product sales revenues were impacted by the significant decline in the North American drilling activity; however, our revenues declined at a much lower rate compared to the 27% decrease in the average year-over-year first quarter North American rig count. This was due primarily from the continued market penetration and acceptance of our specialized optimizing technologies introduced in 2007 and 2008, which are focused on high-end well completion and stimulation programs mainly in the Barnett, Haynesville, Fayetteville, Marcellus and Muskwa/Montney shale plays.

Cost of Services

Cost of services expressed as a percentage of service revenue was 62% for the quarter ended March 31, 2009, which was down from 66% for the same period in 2008. The decline in the cost of services relative to service revenue was primarily a result of higher incremental margins earned on revenues over our relatively fixed cost structure from our continued focus on emphasizing higher value and thus higher margin services. Incremental margins are calculated as the change in operating income divided by the change in revenues.

Cost of Sales

Cost of sales as a percentage of product sales revenues was 75% for the quarter ended March 31, 2009, up from 69% for the same period in 2008. The reduction in margins came primarily from a decline in manufacturing efficiencies, which was caused by a reduction in manufacturing due to the significant decline in North American drilling activity.

General and Administrative Expenses

General and administrative expenses totaled $9.3 million for the first quarter of 2009, comparable to the $9.3 million incurred in the fourth quarter of 2008. These costs increased 12% when compared to $8.3 million for the first quarter of 2008, due to an increase in severance expense in 2009 compared to 2008.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $5.7 million for the first quarter of 2009, up 9% when compared to $5.2 million for the first quarter of 2008. This increase in depreciation and amortization expense was due to the expansion of our capital expenditure program throughout 2008 which funded our operational growth.

Other Expense, Net

Other expense, net consisted of the following at March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Gain on sale of assets	$ (77)	$ (1,284)
Foreign exchange loss (gain)	1,888	(746)
Interest income	(39)	(108)
Non-income tax accrual	-	5,030
Other, net	(529)	(827)
Total other expense, net	$ 1,243	$ 2,065

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded. Additionally, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Canadian Dollar	$ 348	$ 215
Euro	163	(586)
Mexican Peso	132	(47)
Malaysian Ringgit	136	(55)
Russian Ruble	596	(157)
Kazakhstan Tenge	167	(3)
Other currencies, net	346	(113)
Total loss (gain)	$ 1,888	$ (746)

Income Tax Expense

The effective tax rates for the first quarter of 2009 and 2008 were 31.7% and 32.2%, respectively. The decrease in the effective tax rate for the first quarter of 2009 is primarily a result in a change in activity levels between jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Revenues:	(Unaudited)
Reservoir Description	$ 102,523	$ 100,501
Production Enhancement	63,100	67,024
Reservoir Management	13,253	11,912
Consolidated	$ 178,876	$ 179,437

Operating income:
Reservoir Description	$ 24,752	$ 23,018
Production Enhancement	18,324	21,940
Reservoir Management	3,478	4,227
Corporate and Other[1]	65	(4,814)
Consolidated	$ 46,619	$ 44,371

(1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

Revenues from the Reservoir Description segment increased $2.0 million to $102.5 million in the first quarter of 2009, compared to $100.5 million in the first quarter of 2008. The revenue increase is the result of our significant international operations and projects such as our reservoir rock and reservoir fluids characterization projects in the Middle East and Asia-Pacific and our continued large scale core analyses studies as well as crude oil and derived petroleum products characterization studies on a global basis. The revenue growth was also driven, in part, by the continued expansion of worldwide deepwater projects in West Africa, Brazil and Gulf of Mexico.

Operating income in the first quarter of 2009 increased by 8%, or $1.8 million, to $24.8 million compared to $23.0 million for the first quarter of 2008. The increase in operating income for the quarter was primarily due to continued emphasis on higher value and thus higher margin services on development and production related projects in addition to the de-emphasis of the more cyclical exploration regions. Operating margins for the quarter ended March 31, 2009 were 24% compared to 23% for the same period in 2008.

Production Enhancement

Revenues from the Production Enhancement segment decreased $3.9 million to $63.1 million in the first quarter of 2009 as compared to $67.0 million in the first quarter in 2008. The decrease in revenues is due to the significant decline in North American drilling activity; however, this decline is less than the reduction in the average rig count for North America year over year. The primary reason for the slower decline in our revenues is our focus on high-end well completion and stimulation programs and the market penetration and client acceptance of our well perforating and completion products and our fracture diagnostic services.

Operating income in the first quarter of 2009 decreased by 16%, or $3.6 million, to $18.3 million from $21.9 million for the first quarter of 2008. Operating margins decreased to 29% in the first quarter of 2009 compared to 33% for the same period in 2008. The decrease in margins were primarily due to a decline in manufacturing efficiencies from the reduction in manufacturing due to the significant decline in North American drilling activities, but has been offset somewhat by our ongoing market penetration of higher-margin services including our proprietary and patented fracture diagnostic technologies, such as our SpectraScan™ and recently introduced SpectraChem Plus™ tracer service.

Reservoir Management

Revenues from the Reservoir Management segment increased $1.3 million in the first quarter of 2009 as compared to the first quarter of 2008. The increase in revenue for the quarter was due to continued interest in several of our existing multi-client reservoir studies including such studies in the south Atlantic off the coasts of West Africa and Brazil. Participation in our North American Gas Shale Study continues to expand with the addition of new companies throughout the period.

Operating income in the first quarter of 2009 decreased 18% to $3.5 million from $4.2 million for the first quarter of 2008. The decrease in operating income was primarily related to the mix of activity in our consortium projects and timing of analysis work on these projects.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors as it represents the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operate our business. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the three month period ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$ 50,118	$ 25,440
Less: capital expenditures	2,655	5,618
Free cash flow	$ 47,463	$ 19,822

The increase in free cash flow in 2009 compared to 2008 was due to higher net income, a decrease in working capital excluding cash and a decrease in capital expenditures. At March 31, 2009 and December 31, 2008, we had working capital of $171.7 million and $140.0 million, respectively.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2009 and 2008 (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash provided by/(used in):	(Unaudited)
Operating activities	$ 50,118	$ 25,440
Investing activities	(3,247)	(3,667)
Financing activities	(9,973)	(18,863)
Net change in cash and cash equivalents	$ 36,898	$ 2,910

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income along with a reduction in current assets, partially offset by a reduction in liabilities.

Cash flows used in investing activities declined slightly due to a decrease in capital expenditures for the period of $3.0 million, offset by a reduction in the cash proceeds from the sale of assets.

The decrease in cash flows used in financing activities related primarily to a decrease in the number of shares repurchased under our common share repurchase program. In the first three months of 2009, we repurchased 121,605 shares for an aggregate price of $7.9 million compared to 253,379 shares for an aggregate price of $28.8 million during the same period in 2008. The decrease in cash flows used in financing activities was also attributable to a reduction in the excess tax benefits from stock-based compensation that was recognized in 2009 offset by dividends of $2.3 million paid in 2009.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. As amended, this facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $10.3 million at March 31, 2009 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at March 31, 2009 was $89.7 million.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at March 31, 2009. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position ("FSP") No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments ("FAS 107-1"). FAS 107-1 requires the disclosure of the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in the annual financial statements. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We elected to early adopt this pronouncement for our interim financial statements ending March 31, 2009. FAS 107-1 did not have an impact on our financial position or results of operations.

Return to Index

Item 3. Quantitative and Qualitative Disclosures of Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Return to Index

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Return to Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
January 1-31, 2009	-	-	-	4,033,936
February 1-28, 2009 (1)	98,364	$ 63.35	98,364	3,943,572
March 1-31, 2009 (2)	23,241	$ 71.18	23,241	3,938,231
Total	121,605	$ 64.84	121,605

(1) Contains 364 shares valued at $23.5 thousand, or $64.55 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in February 2009.
(2) Contains 3,241 shares valued at $0.2 million, or $75.40 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in March 2009.

Under Dutch law, and subject to certain Dutch statutory provisions, and with shareholder approval we will be permitted to repurchase up to 50% of our issued share capital in open market purchases. In connection with our initial public offering in September 1995 and Dutch law in effect at the time, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital for a period of 18 months. On January 29, 2009, our shareholders authorized the extension through July 29, 2010 to purchase up to 10% of our issued shares and an additional 15.6% of our issued shares to fulfill obligations relating to the Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

Return to Index

Item 4. Submission of Matters to a Vote of Security Holders

At our special meeting of shareholders on January 29, 2009, our shareholders voted on all matters presented to them with the results of the vote below.

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

Return to Index

Item 6. Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)

3.2	-	Amendments to the Articles of Association of Core Laboratories N.V.	DEF 14A filed on May 17, 2006 for Annual Meeting of Shareholders (File No. 001-14273)

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	April 24, 2009	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index