Form 10-Q
period 2009-06-30
CORE LABORATORIES N V
filed 2009-07-24
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]  No [   ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (S232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]  No [   ]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ X ]                        Accelerated filer [   ]                        Non-accelerated filer [   ] 9;                       Smaller reporting company [   ]

(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of common shares of the registrant, par value EUR 0.04 per share, outstanding at July 22, 2009 was 22,964,559.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$ 103,246	$ 36,138
Accounts receivable, net of allowance for doubtful accounts of $3,450 and
$3,535 at 2009 and 2008, respectively	123,946	144,293
Inventories, net	36,858	34,838
Prepaid expenses and other current assets	24,490	20,376
TOTAL CURRENT ASSETS	288,540	235,645

PROPERTY, PLANT AND EQUIPMENT, net	100,289	103,463
INTANGIBLES, net	6,780	6,992
GOODWILL	148,600	148,600
DEFERRED TAX ASSET	21,015	17,708
OTHER ASSETS	10,650	9,127
TOTAL ASSETS	$ 575,874	$ 521,535

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 26,840	$ 41,588
Accrued payroll and related costs	21,957	28,637
Taxes other than payroll and income	7,440	7,949
Unearned revenues	7,573	7,932
Income tax payable	9,004	-
Other accrued expenses	12,042	9,584
TOTAL CURRENT LIABILITIES	84,856	95,690

LONG-TERM DEBT	201,709	194,568
DEFERRED COMPENSATION	14,467	12,815
OTHER LONG-TERM LIABILITIES	37,916	30,177
COMMITMENTS AND CONTINGENCIES

EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 25,519,956 issued and 22,964,559 outstanding at 2009
and 25,519,956 issued and 23,020,033 outstanding at 2008	1,430	1,430
Additional paid-in capital	49,873	53,019
Retained earnings	436,668	382,266
Accumulated other comprehensive (loss)	(4,810)	(4,927)
Treasury shares (at cost), 2,555,397 at 2009 and 2,499,923 at 2008	(248,351)	(245,661)
Total Core Laboratories N.V. shareholders' equity	234,810	186,127
Non-controlling interest	2,116	2,158
TOTAL EQUITY	236,926	188,285
TOTAL LIABILITIES AND EQUITY	$ 575,874	$ 521,535

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Three Months Ended June 30,
	2009	2008
	(Unaudited)
REVENUES:
Services	$ 134,671	$ 153,994
Product sales	32,591	43,694
	167,262	197,688
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	84,401	99,892
Cost of sales, exclusive of depreciation expense shown below	24,596	31,018
General and administrative expenses	6,684	7,159
Depreciation	5,724	5,117
Amortization	182	159
Other income, net	(6,013)	(753)
OPERATING INCOME	51,688	55,096
Interest expense	3,840	8,000
Income before income tax expense	47,848	47,096
Income tax expense	17,884	14,652
Net income	29,964	32,444
Net income attributable to non-controlling interest	157	77
Net income attributable to Core Laboratories N.V.	$ 29,807	$ 32,367

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$ 1.30	$ 1.41

Diluted earnings per share attributable to Core Laboratories N.V.	$ 1.29	$ 1.32

Cash dividends per share	$ 0.10	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,955	22,995

Diluted	23,179	24,452

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	Six Months Ended June 30,
	2009	2008
	(Unaudited)
REVENUES:
Services	$ 276,363	$ 292,403
Product sales	69,775	84,722
	346,138	377,125
OPERATING EXPENSES:
Cost of services	172,697	191,051
Cost of sales	52,332	59,332
General and administrative expenses	15,958	15,448
Depreciation	11,251	10,214
Amortization	363	301
Other expense (income), net	(4,770)	1,312
OPERATING INCOME	98,307	99,467
Interest expense	7,640	12,782
Income before income tax expense	90,667	86,685
Income tax expense	31,464	27,391
Net income	59,203	59,294
Net income attributable to non-controlling interest	204	180
Net income attributable to Core Laboratories N.V.	$ 58,999	$ 59,114

EARNINGS PER SHARE INFORMATION:
Basic earnings per share	$ 2.57	$ 2.57

Diluted earnings per share	$ 2.54	$ 2.44

Cash dividends per share	$ 0.20	$ -

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,963	22,989

Diluted	23,192	24,206

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Six Months Ended June 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 59,203	$ 59,294
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for doubtful accounts	319	75
Provisions for inventory obsolescence	103	178
Equity in earnings of affiliates	(78)	(114)
Stock-based compensation	2,624	2,135
Depreciation and amortization	11,614	10,515
Non-cash interest expense	7,213	12,251
Gain on sale of assets	(345)	(1,594)
Realization of pension obligation	117	39
(Increase) decrease in value of life insurance policies	(421)	300
Deferred income taxes	(8,145)	1,449
Changes in assets and liabilities:
Accounts receivable	20,028	(11,986)
Inventories	(2,123)	(2,463)
Prepaid expenses and other current assets	724	(425)
Other assets	(252)	15
Accounts payable	(14,748)	(1,178)
Accrued expenses	1,948	(4,308)
Other long-term liabilities	8,486	9,220
Net cash provided by operating activities	86,267	73,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,320)	(13,657)
Patents and other intangibles	(151)	(152)
Acquisitions, net of cash acquired	-	(13,000)
Non-controlling interest - contributions	-	370
Proceeds from sale of assets	459	3,090
Premiums on life insurance	(844)	(704)
Net cash used in investing activities	(5,856)	(24,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	-	(7,257)
Proceeds from debt borrowings	-	5,000
Capital lease obligations	-	(3)
Stock options exercised	302	690
Excess tax benefits from stock-based compensation	127	11,011
Non-controlling interest - dividends	(246)	-
Dividends paid	(4,597)	-
Repurchase of common shares	(8,889)	(29,780)
Net cash used in financing activities	(13,303)	(20,339)
NET CHANGE IN CASH AND CASH EQUIVALENTS	67,108	29,011
CASH AND CASH EQUIVALENTS, beginning of period	36,138	25,617
CASH AND CASH EQUIVALENTS, end of period	$ 103,246	$ 54,628

Non-cash investing and financing activities:
Financed capital expenditures	$ 2,871	$ -

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Core Laboratories N.V. uses the equity method of accounting for all investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2009 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2009. We have performed an evaluation of subsequent events through July 23, 2009, which is the date the financial statements were issued.

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

2. INVENTORIES

Inventories consist of the following (in thousands):
	June 30,	December 31,
	2009	2008
	(Unaudited)
Finished goods	$ 21,619	$ 26,785
Parts and materials	13,337	7,190
Work in progress	1,902	863
Total inventories, net	$ 36,858	$ 34,838

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statements of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred. Based upon our most recent evaluation, we did not identify a triggering event; therefore, we have determined that goodwill is not impaired. We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives.

There were no other significant changes relating to our intangible assets for the six months ended June 30, 2009. The remaining composition of goodwill by business segment at June 30, 2009 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2008.

4. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):
	June 30,	December 31,
	2009	2008
	(Unaudited)
Senior exchangeable notes	$ 238,658	$ 238,658
Discount on senior exchangeable notes	36,949	44,090
Net senior exchangeable notes	$ 201,709	$ 194,568

On January 1, 2009, we adopted FASB Staff Position ("FSP") No. APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 14-1"). APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of APB 14-1 on January 1, 2009 impacted the historical accounting for our Senior Exchangeable Notes ("Notes") and resulted in an increase to Additional Paid in Capital of $51.9 million and Deferred Tax Liabilities of $16.1 million with an offset to Retained Earnings of $23.9 million and a discount on the Notes of $44.1 million. The impact to net income and to diluted earnings per share was a decrease of $1.3 million and $3.9 million and $0.06 and $0.16 for the three and six months ended June 30, 2008, respectively.  The discount will be amortized into interest expense through November 2011.

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of the Notes due 2011. The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis and are fully and unconditionally guaranteed by Core Laboratories N.V. resulting in interest expense of $0.1 million and $0.2 million for the three months ended June 30, 2009 and 2008, respectively, and $0.3 million and $0.4 million for the six months ended June 30, 2009 and 2008, respectively. With the additional amortization of the discount on the Notes, the effective interest rate is 7.48% for the period ended June 30, 2009, which resulted in additional non-cash interest expense of $3.6 million and $4.2 million for the three months ended June 30, 2009 and 2008, respectively, and $7.1 million and $8.4 million for the six months ended June 30, 2009 and 2008, respectively. The Notes are exchangeable into shares of Core Laboratories N.V. under certain circumstances at a conversion rate of $93.61 or 10.6825 per $1,000 principal amount of the 238,658 Notes outstanding at June 30, 2009. Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. The carrying value of the equity component of the Notes was $84.4 million at June 30, 2009 and December 31, 2008. At June 30, 2009, the Notes were trading at 103.0% of their face value.

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

Separate from the Call Option, we also sold Lehman OTC warrants, for which we received consideration, to purchase up to 3.2 million common shares at an exercise price of $126.02. The warrants become exercisable beginning in late December 2011 and expire in January 2012. The warrants have been purchased from Lehman OTC by a third party.

The derivative transactions described above do not affect the terms of the outstanding Notes.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $9.8 million at June 30, 2009 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at June 30, 2009 was $90.2 million.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and six months ended June 30, 2009 and 2008 (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Service cost	$ 265	$ 302	$ 518	$ 588
Interest cost	339	357	663	695
Expected return on plan assets	(186)	(322)	(364)	(628)
Amortization of transition asset	(22)	(26)	(44)	(51)
Amortization of prior service cost	40	45	80	90
Amortization of net loss	61	-	122	-
Net periodic pension cost	$ 497	$ 356	$ 975	$ 694

During the six months ended June 30, 2009, we contributed approximately $2.4 million, as determined by the insurance company, to fund the estimated 2009 premiums on investment contracts held by the plan.

On a recurring basis, we use the market approach to value certain assets and liabilities at fair value at quoted prices in an active market (Level 1) and certain assets and liabilities using significant other observable inputs (Level 2). We do not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expenses in the Consolidated Statements of Operations. The following table summarizes the fair value balances (in thousands):

(Unaudited)		Fair Value Measurement at June 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Money market and other investment fund assets	$ 4,549	$ -	$ 4,549	$ -

Liabilities:
Deferred compensation plan	$ 7,018	$ 950	$ 6,068	$ -

Fair Value Measurement at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Money market and other investment fund assets	$ 14,576	$ 10,954	$ 3,622	$ -

Liabilities:
Deferred compensation plan	$ 5,746	$ 478	$ 5,268	$ -

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended. The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value. The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination.

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

During the first quarter of 2008 we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded in the Consolidated Statements of Operations to Other Expense (Income), net. The contingent liability is included in Other Long-term Liabilities in the Consolidated Balance Sheet. As a result of finalizing a settlement agreement, we released $2.5 million of the contingent liability, to Other Expense (Income), net in the Consolidated Statements of Operations during the second quarter of 2009.

7. EQUITY

During the three months ended June 30, 2009, we repurchased 12,719 of our common shares for $1.0 million pursuant to the terms of a stock-based compensation plan, in consideration of the participants' tax burdens that may result from the issuance of common shares under this plan. During the six months ended June 30, 2009, we repurchased 134,324 of our common shares for $8.9 million. Included in this total were rights to 16,324 shares valued at $1.3 million that were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of the participants' tax burdens that may result from the issuance of common shares under this plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as future acquisitions, settlement of employee stock awards, or possible conversion of the Notes.

During the three and six months ended June 30, 2009, we recognized tax benefits of $0.1 million and $0.1 million, respectively, relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

On April 16, 2009, we declared a quarterly $0.10 per share of common stock dividend that was paid on May 27, 2009. In addition on July 13, 2009, we declared a quarterly dividend of $0.10 per share of common stock and a special non-recurring cash dividend of $0.75 per share of common stock for shareholders of record on July 24, 2009 and payable on August 24, 2009.

The following table summarizes our changes in equity for the six months ended June 30, 2009 (in thousands):

				Accumulated
		Additional		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Total
(Unaudited)	Shares	Capital	Earnings	Income (Loss)	Stock	Interest	Equity

December 31, 2008	$ 1,430	$ 53,019	$ 382,266	$ (4,927)	$ (245,661)	$ 2,158	$ 188,285
Stock options exercised	-	(1,439)	-		1,741	-	302
Stock based-awards	-	(1,834)	-	-	4,458	-	2,624
Tax benefit of stock-based awards issued	-	127	-	-	-	-	127
Repurchase of common shares	-	-	-	-	(8,889)	-	(8,889)
Dividends paid	-	-	(4,597)	-	-	-	(4,597)
Non-controlling interest dividend						(246)	(246)
Comprehensive income:
Amortization of pension, net of tax	-	-	-	117	-	-	117
Net income	-	-	58,999	-	-	204	59,203
Total comprehensive income							59,320

June 30, 2009	$ 1,430	$ 49,873	$ 436,668	$ (4,810)	$ (248,351)	$ 2,116	$ 236,926

Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net income	$ 29,964	$ 32,444	$ 59,203	$ 59,294
Realization of pension obligation	59	19	117	39
Total comprehensive income	$ 30,023	$ 32,463	$ 59,320	$ 59,333

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
	(Unaudited)
Prior service cost	$ (1,030)	$ (1,089)
Transition asset	422	454
Unrecognized net actuarial loss	(4,202)	(4,292)
Total accumulated other comprehensive loss	$ (4,810)	$ (4,927)

Non-controlling Interests

On January 1, 2009, we adopted Statement of Financial Accounting Standards No. 160, "Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires companies with non-controlling interests to disclose such interests clearly as a portion of equity separate from the parent's equity and the amount of consolidated net income attributable to these non-controlling interests must also be clearly presented on the Consolidated Statements of Operations. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. Upon adopting SFAS 160, we revised our historical presentation of non-controlling interests to be included as part of the total equity and presented the net income relating to non-controlling interests as a separate component of total net income.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	22,955	22,995	22,963	22,989
Effect of dilutive securities:
Stock options	48	152	71	152
Contingent shares	16	12	15	38
Restricted stock and other	160	189	143	165
Senior exchangeable notes and warrants	-	1,104	-	862
Weighted average diluted common and potential common shares outstanding	23,179	24,452	23,192	24,206

In 2006, we sold warrants that give the holder the right to acquire approximately 3.2 million of our common shares at an exercise price of $126.02 per share.  Included in the Senior exchangeable notes and warrants line in the table above, these warrants had no dilutive impact on our earnings per share for the three and six months ended June 30, 2009, as the average share price did not exceed the strike price of the warrants for the periods. On October 3, 2008, the dealer of the warrants filed for bankruptcy protection and subsequently sold the warrants to a third-party dealer.

9. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Gain on sale of assets	$ (268)	$ (310)	$ (345)	$ (1,594)
Foreign exchange loss (gain)	(2,897)	267	(1,009)	(479)
Interest income	(59)	(185)	(98)	(293)
Non-income tax accrual	(2,500)	-	(2,500)	5,030
Other, net	(289)	(525)	(818)	(1,352)
Total other expense (income), net	$ (6,013)	$ (753)	$ (4,770)	$ 1,312

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded. During the second quarter of 2009 we released $2.5 million of the contingent liability as a result of finalizing a settlement agreement. Additionally in 2008, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Australian Dollar	$ (300)	$ (10)	$ (278)	$ (32)
Canadian Dollar	(1,115)	61	(767)	276
Euro	(376)	192	(213)	(394)
Mexican Peso	(130)	(46)	2	(92)
Russian Ruble	(372)	(104)	224	(261)
British Pound	(304)	57	(232)	13
Other currencies, net	(300)	117	255	11
Total loss (gain)	$ (2,897)	$ 267	$ (1,009)	$ (479)

10. INCOME TAX EXPENSE

The effective tax rates for the second quarter of 2009 and 2008 were 37.4% and 31.1%, respectively. The effective tax rates for year to date 2009 and 2008 were 34.7% and 31.6%, respectively. The increase in the effective tax rate for the second quarter and year to date of 2009 is primarily a result in a change in activity levels between jurisdictions with different tax rates and establishment of valuation allowances against deferred tax assets in tax jurisdictions where we no longer anticipate having sufficient taxable income to fully utilize these deferred tax assets.

11. SEGMENT REPORTING

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2009
Revenues from unaffiliated customers	$ 103,479	$ 52,014	$ 11,769	$ -	$ 167,262
Inter-segment revenues	351	447	355	(1,153)	-
Segment operating income	31,462	14,419	3,484	2,323	51,688
Total assets	255,448	172,095	17,929	130,402	575,874
Capital expenditures	2,120	401	52	92	2,665
Depreciation and amortization	3,593	1,462	178	673	5,906

Three Months Ended June 30, 2008
Revenues from unaffiliated customers	$ 114,157	$ 71,706	$ 11,825	$ -	$ 197,688
Inter-segment revenues	296	363	351	(1,010)	-
Segment operating income (loss)	29,059	23,169	2,962	(94)	55,096
Total assets	267,216	176,086	16,077	71,433	530,812
Capital expenditures	4,292	2,082	92	1,573	8,039
Depreciation and amortization	3,041	1,372	146	717	5,276

Six Months Ended June 30, 2009
Revenues from unaffiliated customers	$ 206,002	$ 115,114	$ 25,022	$ -	$ 346,138
Inter-segment revenues	474	808	736	(2,018)	-
Segment operating income	56,214	32,743	6,962	2,388	98,307
Total assets	255,448	172,095	17,929	130,402	575,874
Capital expenditures	4,183	988	52	97	5,320
Depreciation and amortization	6,950	2,924	355	1,385	11,614

Six Months Ended June 30, 2008
Revenues from unaffiliated customers	$ 214,658	$ 138,730	$ 23,737	$ -	$ 377,125
Inter-segment revenues	529	556	666	(1,751)	-
Segment operating income (loss)	52,077	45,109	7,189	(4,908)	99,467
Total assets	267,216	176,086	16,077	71,433	530,812
Capital expenditures	7,607	4,254	189	1,607	13,657
Depreciation and amortization	5,970	2,758	299	1,488	10,515

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

The following condensed consolidating financial information presents: balance sheets as of June 30, 2009 and December 31, 2008, statements of operations for each of three and six months ended June 30, 2009 and 2008 and the statements of cash flows for each of the six months ended June 30, 2009 and 2008 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V., (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	June 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 39,785	$ 48,499	$ 14,962	$ -	$ 103,246
Accounts receivable, net	1	29,219	94,726	-	123,946
Inventories, net	-	3,774	33,084	-	36,858
Prepaid expenses and other current assets	6,252	8,654	9,584	-	24,490
	46,038	90,146	152,356	-	288,540

PROPERTY, PLANT AND EQUIPMENT, net	-	22,504	77,785	-	100,289
GOODWILL AND INTANGIBLES, net	46,986	8,124	100,270	-	155,380
INTERCOMPANY RECEIVABLES	63,155	215,531	478,681	(757,367)	-
INVESTMENT IN AFFILIATES	490,690	-	1,333,250	(1,823,519)	421
DEFERRED TAX ASSET	2,649	11,382	6,984	-	21,015
OTHER ASSETS	2,394	6,343	1,492	-	10,229
TOTAL ASSETS	$ 651,912	$ 354,030	$ 2,150,818	$ (2,580,886)	$ 575,874

	LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 343	$ 1,898	$ 24,599	$ -	$ 26,840
Other accrued expenses	3,122	27,710	27,184	-	58,016
	3,465	29,608	51,783	-	84,856

LONG-TERM DEBT	-	201,709	-	-	201,709
DEFERRED COMPENSATION	6,249	7,565	653	-	14,467
INTERCOMPANY PAYABLES	392,149	-	365,218	(757,367)	-
OTHER LONG-TERM LIABILITIES	15,239	13,403	9,274	-	37,916

SHAREHOLDERS' EQUITY	234,810	101,745	1,721,774	(1,823,519)	234,810
NON-CONTROLLING INTEREST	-	-	2,116	-	2,116
TOTAL EQUITY	234,810	101,745	1,723,890	(1,823,519)	236,926

TOTAL LIABILITIES AND EQUITY	$ 651,912	$ 354,030	$ 2,150,818	$ (2,580,886)	$ 575,874

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$ 13,347	$ 11,027	$ 11,764	$ -	$ 36,138
Accounts receivable, net	232	34,346	109,715	-	144,293
Inventories, net	-	3,683	31,155	-	34,838
Prepaid expenses and other current assets	4,989	6,630	8,757	-	20,376
	18,568	55,686	161,391	-	235,645

PROPERTY, PLANT AND EQUIPMENT, net	-	24,072	79,391	-	103,463
GOODWILL AND INTANGIBLES, net	46,986	8,303	100,303	-	155,592
INTERCOMPANY RECEIVABLES	108,491	318,780	456,421	(883,692)	-
INVESTMENT IN AFFILIATES	389,500	-	1,147,137	(1,536,296)	341
DEFERRED TAX ASSET	3,283	10,179	4,246	-	17,708
OTHER ASSETS	2,319	5,215	1,252	-	8,786
TOTAL ASSETS	$ 569,147	$ 422,235	$ 1,950,141	$ (2,419,988)	$ 521,535

	LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$ 626	$ 8,364	$ 32,598	$ -	$ 41,588
Other accrued expenses	4,221	20,940	28,941	-	54,102
	4,847	29,304	61,539	-	95,690

LONG-TERM DEBT	-	194,568	-	-	194,568
DEFERRED COMPENSATION	6,118	6,138	559	-	12,815
INTERCOMPANY PAYABLES	356,963	96,351	430,378	(883,692)	-
OTHER LONG-TERM LIABILITIES	15,092	7,276	7,809	-	30,177

SHAREHOLDERS' EQUITY	186,127	88,598	1,447,698	(1,536,296)	186,127
NON-CONTROLLING INTEREST	-	-	2,158	-	2,158
TOTAL EQUITY	186,127	88,598	1,449,856	(1,536,296)	188,285

TOTAL LIABILITIES AND EQUITY	$ 569,147	$ 422,235	$ 1,950,141	$ (2,419,988)	$ 521,535

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended June 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 40,675	$ 126,587	$ -	$ 167,262
Intercompany revenues	355	6,758	19,745	(26,858)	-
Earnings from consolidated affiliates	33,141	-	93,831	(126,972)	-
Total revenues	33,496	47,433	240,163	(153,830)	167,262

OPERATING EXPENSES
Operating costs	308	21,426	87,263	-	108,997
General and administrative expenses	1,992	4,689	3	-	6,684
Depreciation and amortization	-	1,379	4,527	-	5,906
Other expense (income), net	(3,282)	3,499	24,454	(30,684)	(6,013)

Operating income	34,478	16,440	123,916	(123,146)	51,688
Interest expense	418	3,411	11	-	3,840

Income before income tax expense	34,060	13,029	123,905	(123,146)	47,848
Income tax expense (benefit)	4,253	6,652	6,979	-	17,884

Net income	29,807	6,377	116,926	(123,146)	29,964
Net income attributable to non-controlling interest	-	-	157	-	157

Net income attributable to Core Laboratories	$ 29,807	$ 6,377	$ 116,769	$ (123,146)	$ 29,807

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Six Months Ended June 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 85,809	$ 260,329	$ -	$ 346,138
Intercompany revenues	698	13,357	49,745	(63,800)	-
Earnings from consolidated affiliates	63,428	-	186,484	(249,912)	-
Total revenues	64,126	99,166	496,558	(313,712)	346,138

OPERATING EXPENSES
Operating costs	620	45,031	179,378	-	225,029
General and administrative expenses	5,452	10,499	7	-	15,958
Depreciation and amortization	-	2,748	8,866	-	11,614
Other expense (income), net	(3,293)	7,634	52,022	(61,133)	(4,770)

Operating income	61,347	33,254	256,285	(252,579)	98,307
Interest expense	893	6,716	31	-	7,640

Income before income tax expense	60,454	26,538	256,254	(252,579)	90,667
Income tax expense (benefit)	1,455	11,438	18,571	-	31,464

Net income	58,999	15,100	237,683	(252,579)	59,203
Net income attributable to non-controlling interest	-	-	204	-	204

Net income attributable to Core Laboratories	$ 58,999	$ 15,100	$ 237,479	$ (252,579	$ 58,999

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 39,495	$ 39,163	$ 7,609	$ -	$ 86,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,022)	(4,298)	-	(5,320)
Patents and other intangibles	-	-	(151)	-	(151)
Proceeds from sale of assets	-	175	284	-	459
Premiums on life insurance	-	(844)	-	-	(844)
Net cash used in investing activities	-	(1,691)	(4,165)	-	(5,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	302	-	-	-	302
Excess tax benefit from stock-based payments	127	-	-	-	127
Non-controlling interest - dividends	-	-	(246)	-	(246)
Dividends paid	(4,597)	-	-	-	(4,597)
Repurchase of common shares	(8,889)	-	-	-	(8,889)
Net cash used in financing activities	(13,057)	-	(246)	-	(13,303)

NET CHANGE IN CASH AND CASH| EQUIVALENTS	26,438	37,472	3,198	-	67,108
CASH AND CASH EQUIVALENTS, beginning of period	13,347	11,027	11,764	-	36,138
CASH AND CASH EQUIVALENTS, end of period	$ 39,785	$ 48,499	$ 14,962	$ -	$ 103,246

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended June 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 44,920	$ 152,768	$ -	$ 197,688
Intercompany revenues	344	5,057	34,768	(40,169)	-
Earnings from consolidated affiliates	34,609	-	63,947	(98,556)	-
Total revenues	34,953	49,977	251,483	(138,725)	197,688

OPERATING EXPENSES
Operating costs	334	25,512	105,064	-	130,910
General and administrative expenses	2,974	4,140	45	-	7,159
Depreciation and amortization	-	1,328	3,948	-	5,276
Other expense (income), net	(1,303)	2,153	27,362	(28,965)	(753)

Operating income	32,948	16,844	115,064	(109,760)	55,096
Interest expense	21	7,979	-	-	8,000

Income before income tax expense	32,927	8,865	115,064	(109,760)	47,096
Income tax expense (benefit)	560	2,736	11,356	-	14,652

Net income	32,367	6,129	103,708	(109,760)	32,444
Net income attributable to non-controlling interest	-	-	77	-	77

Net income attributable to Core Laboratories	$ 32,367	$ 6,129	$ 103,631	$ (109,760)	$ 32,367

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Six Months Ended June 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$ -	$ 84,585	$ 292,540	$ -	$ 377,125
Intercompany revenues	611	8,909	67,437	(76,957)	-
Earnings from consolidated affiliates	70,160	-	159,229	(229,389)	-
Total revenues	70,771	93,494	519,206	(306,346)	377,125

OPERATING EXPENSES
Operating costs	631	46,673	203,079	-	250,383
General and administrative expenses	6,494	8,906	48	-	15,448
Depreciation and amortization	-	2,700	7,815	-	10,515
Other expense (income), net	3,234	2,976	49,195	(54,093)	1,312

Operating income	60,412	32,239	259,069	(252,253)	99,467
Interest expense	57	12,725	-	-	12,782

Income before income tax expense	60,355	19,514	259,069	(252,253)	86,685
Income tax expense (benefit)	1,241	4,099	22,051	-	27,391

Net income	59,114	15,415	237,018	(252,253)	59,294
Net income attributable to non-controlling interest	-	-	180	-	180

Net income attributable to Core Laboratories	$ 59,114	$ 15,415	$ 236,838	$ (252,253)	$ 59,114

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$ 25,271	$ 26,150	$ 21,982	$ -	$ 73,403
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(6,212)	(7,445)	-	(13,657)
Patents and other intangibles	-	(25)	(127)	-	(152)
Cash in escrow	-	-	(13,000)	-	(13,000)
Non-controlling interest - contribution	-	-	370	-	370
Proceeds from sale of assets	-	2,235	855	-	3,090
Premiums on life insurance	-	(704)	-	-	(704)
Net cash used in investing activities	-	(4,706)	(19,347)	-	(24,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(2,257)	(5,000)	-	-	(7,257)
Proceeds from debt borrowings	-	5,000	-	-	5,000
Capital lease obligations	-	-	(3)	-	(3)
Stock options exercised	690	-	-	-	690
Repurchase of common shares	(29,780)	-	-	-	(29,780)
Excess tax benefit from stock-based payments	11,011	-	-	-	11,011
Net cash used in financing activities	(20,336)	-	(3)	-	(20,339)

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,935	21,444	2,632	-	29,011
CASH AND CASH EQUIVALENTS, beginning of period	6,712	7,818	11,087	-	25,617
CASH AND CASH EQUIVALENTS, end of period	$ 11,647	$ 29,262	$ 13,719	$ -	$ 54,628

13. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). FSP 132(R)-1 provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early adoption permitted. We are currently evaluating the impact of FSP 132(R)-1 but do not expect the pronouncement to have an impact on our financial position or results of operations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2009 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

We have established internal earnings targets for 2009 that are based primarily on market conditions existing at the time our targets are established. Based on discussions late in 2008 with our clients and our view of the oil and gas industry, we anticipated that in 2009, spending by our international clients would soften and we expected North American spending to decrease significantly. Given the sharp declines in commodity prices over the last 12 months and announced reductions in capital expenditure programs by certain of our clients, oilfield activity levels may not grow at the same rate as earlier expected, and in all likelihood will decrease further on a year over year basis. For example, the North American rig count was down 27% year over year in the first quarter of 2009 and for the second quarter was down 50% year over year.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended June 30,				% Change
	2009		2008		2009/2008
REVENUES:
Services	$ 134,671	81%	$ 153,994	78%	(13%)
Product sales	32,591	19%	43,694	22%	(25%)
Total revenues	167,262	100%	197,688	100%	(15%)
OPERATING EXPENSES:
Cost of services*	84,401	63%	99,892	65%	(16%)
Cost of sales*	24,596	75%	31,018	71%	(21%)
Total cost of services and sales	108,997	65%	130,910	66%	(17%)
General and administrative expenses	6,684	4%	7,159	3%	(7%)
Depreciation and amortization	5,906	4%	5,276	3%	12%
Other expense, net	(6,013)	(4%)	(753)	-	699%
Operating income	51,688	31%	55,096	28%	(6%)
Interest expense	3,840	2%	8,000	4%	(52%)
Income before income tax expense	47,848	29%	47,096	24%	2%
Income tax expense	17,884	11%	14,652	8%	22%
Net income	29,964	18%	32,444	16%	(8%)
Net income attributable to non-controlling interest	157	-	77	-	104%
Net income attributable to Core Laboratories N.V.	$ 29,807	18%	$ 32,367	16%	(8%)

*Percentage based on applicable revenue rather than total revenue

(Unaudited)	Six Months Ended June 30,				% Change
	2009		2008		2009/2008
REVENUES:
Services	$ 276,363	80%	$ 292,403	78%	(5%)
Product sales	69,775	20%	84,722	22%	(18%)
Total revenues	346,138	100%	377,125	100%	(8%)
OPERATING EXPENSES:
Cost of services*	172,697	62%	191,051	65%	(10%)
Cost of sales*	52,332	75%	59,332	70%	(12%)
Total cost of services and sales	225,029	65%	250,383	66%	(10%)
General and administrative expenses	15,958	5%	15,448	4%	3%
Depreciation and amortization	11,614	3%	10,515	3%	10%
Other expense, net	(4,770)	(1%)	1,312	1%	(464%)
Operating income	98,307	28%	99,467	26%	(1%)
Interest expense	7,640	2%	12,782	3%	(40%)
Income before income tax expense	90,667	26%	86,685	23%	5%
Income tax expense	31,464	9%	27,391	7%	15%
Net income	59,203	17%	59,294	16%	-
Net income attributable to non-controlling interest	204	-	180	-	13%
Net income attributable to Core Laboratories N.V.	$ 58,999	17%	$ 59,114	16%	-

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008 (unaudited)

Service Revenues

Service revenues decreased to $134.7 million for the second quarter of 2009, down 13% when compared to $154.0 million for the second quarter of 2008. For the six months ended June 30, 2009, service revenues decreased 5% to $276.4 million compared to $292.4 million for the respective period in 2008. Our service revenues declined slightly over the prior three and six months ended June 30, 2008 when oil prices had reached all time highs and natural gas prices were at record highs. We have experienced less downward pressures due to our significant international operations and projects. Some of our projects that continue to provide meaningful revenue streams are in the Middle East, Asia-Pacific, offshore deepwater regions of the Gulf of Mexico and the southern-Atlantic margins off the coast of West Africa and Brazil.

Product Sale Revenues

Revenues associated with product sales decreased to $32.6 million for the second quarter of 2009, down 25% from $43.7 million for the second quarter of 2008. For the six months ended June 30, 2009, product sale revenues decreased 18% to $69.8 million compared to $84.7 million for the same period in 2008. Our product sales revenues were impacted by the significant decline in the North American drilling activity; however, our revenues declined at a much lower rate compared to the 50% and 38% decrease in the average North American rig count year over year second quarter and year to date, respectively. This was due primarily from the continued market penetration and acceptance of our specialized optimizing technologies introduced in 2007 and 2008, which are focused on high-end well completion and stimulation programs mainly in the Haynesville, Marcellus and Eagle Ford shale plays.

Cost of Services

Cost of services expressed as a percentage of service revenue was 63% for the quarter ended June 30, 2009, which was down from 65% for the same period in 2008. For the six months ending June 30, 2009, cost of services expressed as a percentage of service revenue was 62% as compared to 65% for the same period for 2008. The decline in the cost of services relative to service revenue was primarily a result of proactive expense control actions put in place to protect against potential market declines.

Cost of Sales

Cost of sales as a percentage of product sales revenues was 75% for the quarter ended June 30, 2009, up from 71% for the same period in 2008. For the six months ending June 30, 2009, cost of product sales expressed as a percentage of sales revenue was 75% up from 70% for the same period in 2008. The reduction in margins came primarily from a decline in manufacturing efficiencies, which was caused by a reduction in manufacturing due to the significant decline in North American drilling activity.

General and Administrative Expenses

General and administrative expenses totaled $6.7 million for the second quarter of 2009, down 7% from the $7.2 million incurred in the second quarter of 2008, due to an emphasis on managing costs. For the six months ended June 30, 2009 and 2008, general and administrative expenses were $0.6 million higher, at $16.0 million from $15.4 million.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $5.9 million for the second quarter of 2009, up 12% when compared to $5.3 million for the second quarter of 2008. For the six months ended June 30, 2009, depreciation and amortization expense was $11.6 million, an increase of $1.1 million from the six months ended June 30, 2008. This increase in depreciation and amortization expense was due to the expansion of our capital expenditure program throughout 2008 which funded our operational growth.

Other Expense (Income), Net

Other expense (income), net consisted of the following at June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Gain on sale of assets	$ (268)	$ (310)	$ (345)	$ (1,594)
Foreign exchange loss (gain)	(2,897)	267	(1,009)	(479)
Interest income	(59)	(185)	(98)	(293)
Non-income tax accrual	(2,500)	-	(2,500)	5,030
Other, net	(289)	(525)	(818)	(1,352)
Total other expense (income), net	$ (6,013)	$ (753)	$ (4,770)	$ 1,312

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded. During the second quarter of 2009 we released $2.5 million of the contingent liability as a result of finalizing a settlement agreement. Additionally in 2008, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Australian Dollar	$ (300)	$ (10)	$ (278)	$ (32)
Canadian Dollar	(1,115)	61	(767)	276
Euro	(376)	192	(213)	(394)
Mexican Peso	(130)	(46)	2	(92)
Russian Ruble	(372)	(104)	224	(261)
British Pound	(304)	57	(232)	13
Other currencies, net	(300)	117	255	11
Total loss (gain)	$ (2,897)	$ 267	$ (1,009)	$ (479)

Income Tax Expense

The effective tax rates for the second quarter of 2009 and 2008 were 37.4% and 31.1%, respectively. The increase in the effective tax rate for the second quarter of 2009 is primarily a result in a change in activity levels between jurisdictions with different tax rates and establishment of valuation allowances against deferred tax assets in tax jurisdictions where we no longer anticipate having sufficient taxable income to fully utilize these deferred tax assets.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management. The following table summarizes our results by operating segment for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended June 30,		% Change
	2009	2008	2009/2008
Revenues:	(Unaudited)
Reservoir Description	$ 103,479	$ 114,157	(9%)
Production Enhancement	52,014	71,706	(27%)
Reservoir Management	11,769	11,825	-
Consolidated	$ 167,262	$ 197,688	(15%)

Operating income:
Reservoir Description	$ 31,462	$ 29,059	8%
Production Enhancement	14,419	23,169	(38%)
Reservoir Management	3,484	2,962	18%
Corporate and Other[1]	2,323	(94)	NM
Consolidated	$ 51,688	$ 55,096	(6%)

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Six Months Ended June 30,		% Change
	2009	2008	2009/2008
Revenues:	(Unaudited)
Reservoir Description	$ 206,002	$ 214,658	(4%)
Production Enhancement	115,114	138,730	(17%)
Reservoir Management	25,022	23,737	5%
Consolidated	$ 346,138	$ 377,125	(8%)

Operating income:
Reservoir Description	$ 56,214	$ 52,077	8%
Production Enhancement	32,743	45,109	(27%)
Reservoir Management	6,962	7,189	(3%)
Corporate and Other[1]	2,388	(4,908)	NM
Consolidated	$ 98,307	$ 99,467	(1%)

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenues from the Reservoir Description segment decreased 9%, or $10.7 million, to $103.5 million in the second quarter of 2009, compared to $114.2 million in the second quarter of 2008. For the six months ended June 30, 2009 revenues decreased 4%, or $8.7 million, to $206.0 million from $214.7 million for the six months ended June 30, 2008. The revenue decrease is the result of a significant decline in oil and gas prices from record highs reached in 2008. Due to our significant international operations and projects such as our reservoir rock and reservoir fluids characterization projects, we have not experienced as significant of a decline. We have experienced increased demand in the Middle East and Asia-Pacific and for our continued large scale core analyses studies as well as crude oil and derived petroleum products characterization studies on a global basis. Other areas that continue to provide revenue growth are the continued expansion of worldwide deepwater projects in West Africa, Brazil, Gulf of Mexico and North American gas shale plays in the Eagle Ford, Haynesville, Muskwa and other active fields.

Operating income in the second quarter of 2009 increased by 8%, or $2.4 million, to $31.5 million compared to $29.1 million for the second quarter of 2008. Operating income for the six months ended June 30, 2009 increased by 8%, or $4.1 million, to $56.2 million. The increase in operating income for the quarter was primarily due to continued emphasis on higher value and thus higher margin services on development and production related projects in addition to the de-emphasis of the more cyclical exploration regions coupled with an emphasis on controlling costs. Operating margins for the quarter and six months ended June 30, 2009 were 30% and 27%, respectively, compared to 25% and 24% for the same periods in 2008, respectively.

Production Enhancement

Revenues from the Production Enhancement segment decreased by 27%, or $19.7 million, to $52.0 million in the second quarter of 2009 as compared to $71.7 million in the second quarter in 2008. Revenues decreased by 17%, or $23.6 million, to $115.1 million for the six months ended June 30, 2009 as compared to $138.7 million for the same period in 2008. The decrease in revenues is due to the significant decline in North American drilling activity; however, our decline in revenues is less than the reduction in the average rig count for North America year over year for both the quarter and year to date periods ended June 30, 2009. The downward trend in the North America rig count has continued since the latter half of 2008 and the industry outlook for the rig count remains unclear. The primary reason for the slower decline in our revenues was our focus on high-end well completion and stimulation programs and the market penetration and client acceptance of our well perforating and completion products and our fracture diagnostic services.

Operating income in the second quarter of 2009 decreased by 38%, or $8.8 million, to $14.4 million from $23.2 million for the second quarter of 2008. Operating margins decreased to 28% in the second quarter of 2009 compared to 32% for the same period in 2008. For the six months ended June 30, 2009, operating income decreased to $32.7 million, a decrease of 27% over the same period in 2008. The decrease in margins were primarily due to a decline in manufacturing efficiencies from the reduction in manufacturing due to the significant decline in North American drilling activities, but has been offset somewhat by our ongoing market penetration of higher-margin services including our proprietary and patented fracture diagnostic technologies, such as our SpectraScan™ and recently introduced SpectraChem Plus™ tracer service coupled with an emphasis on controlling costs.

Reservoir Management

Revenues from the Reservoir Management segment remained flat in the second quarter of 2009 as compared to the second quarter of 2008. Revenues for the six months ended June 30, 2009 were $25.0 million, an increase of 5% from $23.7 million from the same period in 2008. The increase in revenue was due to continued interest in several of our existing multi-client reservoir studies including such studies in the south Atlantic off the coasts of West Africa and Brazil. The recent introduction of a joint industry project evaluating the petrophysical, geochemical and production characteristics of the Eagle Ford Shale in south Texas and the introduction of a Global Gas Shale Study that examines the gas shale potential in central and southern Europe, north Africa, India, China and Australia, among other regions are expected to expand revenues in the segment along with the continued participation in our North American Gas Shale Study.

Operating income in the second quarter of 2009 increased 18% to $3.5 million from $3.0 million for the second quarter of 2008. The increase in operating income was primarily related to the mix of activity in our consortium projects and timing of analysis work on these projects. For the six months ended June 30, 2009, operating income was $7.0 million, as compared to operating income of $7.2 million from the same period in 2008.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,		% Change
	2009	2008	2009/2008
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$ 86,267	$ 73,403	18%
Less: capital expenditures	5,320	13,657	(61%)
Free cash flow	$ 80,947	$ 59,746	35%

The increase in free cash flow in 2009 compared to 2008 was due to a decrease in working capital excluding cash, primarily from the greater collection of receivables over the payments made to vendors and a decrease in capital expenditures.

At June 30, 2009 and December 31, 2008, we had working capital of $203.7 million and $140.0 million, respectively. The increase in working capital is driven primarily from an increase in cash and a decrease in trade accounts payable and accrued payroll offset by a decrease in accounts receivable.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2009 and 2008 (in thousands):

	Six Months Ended June 30,		% Change
	2009	2008	2009/2008
Cash provided by/(used in):	(Unaudited)
Operating activities	$ 86,267	$ 73,403	18%
Investing activities	(5,856)	(24,053)	(76%)
Financing activities	(13,303)	(20,339)	(35%)
Net change in cash and cash equivalents	$ 67,108	$ 29,011	131%

The increase in cash flows provided by operating activities was primarily attributable to a reduction in receivables partially offset by a reduction in liabilities.

Cash flows used in investing activities declined slightly due to a decrease in capital expenditures for the period of $8.3 million and an acquisition in 2008 for $13.0 million offset by a reduction in the cash proceeds from the sale of assets.

The decrease in cash flows used in financing activities related primarily to a decrease in the number of shares repurchased under our common share repurchase program. In the first six months of 2009, we repurchased 134,324 shares for an aggregate price of $8.9 million compared to 260,541 shares for an aggregate price of $29.8 million during the same period in 2008. The decrease in cash flows used in financing activities was also attributable to a reduction in the excess tax benefits from stock-based compensation that was recognized in 2009 offset by dividends of $4.6 million paid in 2009 and the net reduction in debt of $2.3 million.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%. Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding unsecured letters of credit and performance guarantees and bonds totaling $9.8 million at June 30, 2009 relating to certain projects in progress. Our available borrowing capacity under the Credit Facility at June 30, 2009 was $90.2 million.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at June 30, 2009. All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP 132(R)-1"). FSP 132(R)-1 provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009 with early adoption permitted. We are currently evaluating the impact of FSP 132(R)-1 but do not expect the pronouncement to have an impact on our financial position or results of operations.

Return to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
April 1-30, 2009 (1)	5,996	$ 74.01	5,996	3,960,285
May 1-31, 2009 (2)	6,723	$ 83.33	6,723	3,976,712
June 1-30, 2009	-	-	-	3,977,712
Total	12,719	$ 78.94	12,719

(1) Contains 5,996 shares valued at $0.4 million, or $74.01 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in April 2009.

(2) Contains 6,723 shares valued at $0.6 million, or $83.33 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in May 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders on May 14, 2009, our shareholders voted on all matters presented to them with the results of the vote below.

Shareholders elected two Class III Supervisory Directors consisting of Richard L. Bergmark and Alexander Vriesendorp, to serve until our annual meeting in 2012 or until their successors have been duly elected and qualified.

The vote tabulation for the individual Supervisory Directors was as follows:

Director	Votes for	Votes withheld
Richard L. Bergmark	18,948,718	1,575,642
Alexander Vriesendorp	20,472,272	52,088

The following Directors' terms continue beyond 2009:

Director	Year Term Expires
D. John Ogren	2010
Joseph R. Perna	2010
Jacobus Schouten	2010
David M. Demshur	2011
Rene R. Joyce	2011
Michael C. Kearney	2011

Shareholders confirmed the Dutch Statutory Annual Accounts for the year ended December 31, 2008. The proposal was approved by 19,425,637 votes in favor, 35,323 votes against, with 1,063,399 abstentions.

Shareholders approved the extension of the authority of the Supervisory Board to issue and/or to grant rights (including options to purchase) of the Company's common and/or preferred shares up to a maximum of 20% of the outstanding shares per annum until May 14, 2014. The proposal was approved by 17,377,222 votes in favor, 1,077,147 votes against, with 20,344 abstentions and 2,049,647 broker non-votes.

Shareholders approved the extension of the authority of the Supervisory Board to limit or exclude the pre-emptive rights of the holders of our common shares and/or preference shares up to a maximum of 20% of outstanding shares per annum until May 14, 2014. The proposal was approved by 17,528,385 votes in favor, 921,721 votes against, with 24,607 abstentions and 2,049,647 broker non-votes.

Shareholders ratified the appointment of PricewaterhouseCoopers LLP as our registered independent accountants for the year ending December 31, 2009. The proposal was approved by 20,489,652 votes in favor, 16,354 votes against, with 18,353 abstentions.

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	July 23, 2009	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index