Form 10-Q
period 2009-10-19
CORE LABORATORIES N V
filed 2009-10-22
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

    The number of common shares of the registrant, par value EUR 0.04 per share, outstanding at October 21, 2009 was 22,981,112.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$137,225	$36,138
Accounts receivable, net of allowance for doubtful accounts of $4,544 and
$3,535 at 2009 and 2008, respectively	117,981	144,293
Inventories, net	34,317	34,838
Prepaid expenses and other current assets	18,759	20,376
TOTAL CURRENT ASSETS	308,282	235,645

PROPERTY, PLANT AND EQUIPMENT, net	97,966	103,463
INTANGIBLES, net	6,637	6,992
GOODWILL	148,600	148,600
DEFERRED TAX ASSET	17,123	17,708
OTHER ASSETS	12,191	9,127
TOTAL ASSETS	$590,799	$521,535

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,981	$41,588
Accrued payroll and related costs	25,174	28,637
Taxes other than payroll and income	7,766	7,949
Unearned revenues	6,615	7,932
Income tax payable	7,140	-
Other accrued expenses	10,938	9,584
TOTAL CURRENT LIABILITIES	85,614	95,690

LONG-TERM DEBT	205,377	194,568
DEFERRED COMPENSATION	16,124	12,815
OTHER LONG-TERM LIABILITIES	33,625	30,177
COMMITMENTS AND CONTINGENCIES

EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 25,519,956 issued and 22,980,612 outstanding at 2009
and 25,519,956 issued and 23,020,033 outstanding at 2008	1,430	1,430
Additional paid-in capital	50,134	53,019
Retained earnings	448,136	382,266
Accumulated other comprehensive (loss)	(4,751)	(4,927)
Treasury shares (at cost), 2,539,344 at 2009 and 2,499,923 at 2008	(247,133)	(245,661)
Total Core Laboratories N.V. shareholders' equity	247,816	186,127
Non-controlling interest	2,243	2,158
TOTAL EQUITY	250,059	188,285
TOTAL LIABILITIES AND EQUITY	$590,799	$521,535

The accompanying notes are an integral part of these consolidated financial statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
REVENUES:
Services	$133,819	$154,297
Product sales	33,983	48,226
	167,802	202,523
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	85,792	100,264
Cost of product sales, exclusive of depreciation expense shown below	26,383	33,941
General and administrative expenses	6,637	6,857
Depreciation	5,840	5,355
Amortization	183	207
Other expense (income), net	(1,232)	726
OPERATING INCOME	44,199	55,173
Interest expense	3,895	4,593
Income before income tax expense	40,304	50,580
Income tax expense	9,189	13,643
Net income	31,115	36,937
Net income attributable to non-controlling interest	127	103
Net income attributable to Core Laboratories N.V.	$30,988	$36,834

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.35	$1.60

Diluted earnings per share attributable to Core Laboratories N.V.	$1.33	$1.53

Cash dividends per share	$0.85	$1.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,969	23,034

Diluted	23,250	24,082

The accompanying notes are an integral part of these consolidated financial statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
REVENUES:
Services	$410,182	$446,700
Product sales	103,758	132,948
	513,940	579,648
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	258,489	291,315
Cost of product sales, exclusive of depreciation expense shown below	78,715	93,273
General and administrative expenses	22,595	22,305
Depreciation	17,091	15,569
Amortization	546	508
Other expense (income), net	(6,002)	2,038
OPERATING INCOME	142,506	154,640
Interest expense	11,535	17,375
Income before income tax expense	130,971	137,265
Income tax expense	40,653	41,034
Net income	90,318	96,231
Net income attributable to non-controlling interest	331	283
Net income attributable to Core Laboratories N.V.	$89,987	$95,948

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$3.92	$4.17

Diluted earnings per share attributable to Core Laboratories N.V.	$3.88	$3.97

Cash dividends per share	$1.05	$1.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,965	23,004

Diluted	23,211	24,164

The accompanying notes are an integral part of these consolidated financial statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,318	$96,231
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	1,487	(158)
Provisions for inventory obsolescence	362	252
Equity in earnings of affiliates	(103)	(297)
Stock-based compensation	4,261	3,886
Depreciation and amortization	17,637	16,077
Non-cash interest expense	10,917	16,577
Gain on sale of assets	(312)	(1,719)
Realization of pension obligation	176	59
(Increase) decrease in value of life insurance policies	(1,640)	2,027
Deferred income taxes	3,853	(12,761)
Changes in assets and liabilities:
Accounts receivable	24,825	(11,068)
Inventories	159	(3,148)
Prepaid expenses and other current assets	(1,434)	7,472
Other assets	(246)	(473)
Accounts payable	(13,607)	(1,021)
Accrued expenses	2,409	(1,713)
Other long-term liabilities	5,852	(86)
Net cash provided by operating activities	144,914	110,137
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,994)	(21,603)
Patents and other intangibles	(191)	(255)
Acquisitions, net of cash acquired	-	(11,536)
Non-controlling interest - contributions	-	370
Proceeds from sale of assets	522	3,314
Premiums on life insurance	(1,183)	(1,175)
Net cash used in investing activities	(10,846)	(30,885)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	-	(8,024)
Proceeds from debt borrowings	-	5,000
Capital lease obligations	-	(130)
Stock options exercised	399	690
Excess tax benefits from stock-based compensation	127	11,037
Non-controlling interest - dividends	(246)	-
Dividends paid	(24,117)	(25,342)
Repurchase of common shares	(9,144)	(29,825)
Net cash used in financing activities	(32,981)	(46,594)
NET CHANGE IN CASH AND CASH EQUIVALENTS	101,087	32,658
CASH AND CASH EQUIVALENTS, beginning of period	36,138	25,617
CASH AND CASH EQUIVALENTS, end of period	$137,225	$58,275

Non-cash investing and financing activities:
Financed capital expenditures	$1,810	$-

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three and nine months ended September 30, 2009 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2009. We have performed an evaluation of subsequent events through October 22, 2009, which is the date the financial statements were issued.

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

2.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(Unaudited)
Finished goods	$22,080	$26,785
Parts and materials	10,981	7,190
Work in progress	1,256	863
Total inventories, net	$34,317	$34,838

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statements of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with the accounting guidance, which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred.  Based upon our most recent evaluation, we did not identify a triggering event; therefore, we have determined that goodwill is not impaired.  We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives.

There were no other significant changes relating to our intangible assets for the nine months ended September 30, 2009.  The remaining composition of goodwill by business segment at September 30, 2009 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2008.

Return to index

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):
	September 30,	December 31,
	2009	2008
	(Unaudited)
Senior exchangeable notes	$238,658	$238,658
Discount on senior exchangeable notes	(33,281)	(44,090)
Net senior exchangeable notes	$205,377	$194,568

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes ("Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and due November 2011.  The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis resulting in interest payments of $0.1 million and $0.2 million for the three months ended September 30, 2009 and 2008, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2009 and 2008, respectively.

On January 1, 2009, we adopted the accounting guidance issued for debt with conversion and other options, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these accounting standards on January 1, 2009 impacted the historical accounting for our Notes and resulted in an increase to Additional Paid in Capital of $51.9 million and Deferred Tax Liabilities of $16.1 million with an offset to Retained Earnings of $23.9 million and a discount on the Notes of $44.1 million. The impact to net income and to diluted earnings per share was a decrease of $2.7 million and $6.6 million and $0.11 and $0.27 for the three and nine months ended September 30, 2008, respectively.  The discount will be amortized into interest expense through November 2011.

With the additional amortization of the discount on the Notes, the effective interest rate is 7.48% for the period ended September 30, 2009, which resulted in additional non-cash interest expense of $3.7 million and $4.3 million for the three months ended September 30, 2009 and 2008, respectively, and $10.8 million and $12.6 million for the nine months ended September 30, 2009 and 2008, respectively.  Each Note carries a $1,000 principal amount and is exchangeable into shares of Core Laboratories N.V. under certain circumstances at a conversion rate of $92.67 or 10.7904 per Note.  Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. The carrying value of the equity component of the Notes was $84.4 million at September 30, 2009 and December 31, 2008. At September 30, 2009, the Notes were trading at 120.6% of their face value. There are 238,658 Notes outstanding at September 30, 2009.

As part of the issuance of the Notes, we entered into an exchangeable senior note hedge transaction in October 2006 (the "Call Option") through one of our subsidiaries with Lehman Brothers OTC Derivatives Inc. ("Lehman OTC") whereby Lehman OTC is obligated to deliver to us an amount of shares required to cover the shares issuable upon conversion of the Notes.  On October 3, 2008, Lehman OTC filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  Although we may not retain the benefit of the Call Option if Lehman OTC fails to perform under the contract, we believe the impact will not be material and would not affect our income statement presentation. In addition, we do not expect Lehman OTC's default to result in a significant impact on our balance sheet as the Call Option was initially recorded as an equity transaction.  On September 3, 2009, the subsidiary involved in the Call Option filed a proof of claim in the Lehman OTC bankruptcy case related to the Call Option hedge transaction in the amount of $90.1 million; however, we are currently unable to ascertain what value will be established for our unsecured position or how this will ultimately be resolved through Lehman OTC’s bankruptcy proceedings.

Separate from the Call Option, we also sold to Lehman OTC warrants, for which we received consideration, to purchase up to 3.2 million common shares at an exercise price of $124.76.  The warrants become exercisable beginning in late December 2011 and expire in January 2012. The warrants have subsequently been purchased from Lehman OTC by a third party.

The derivative transactions described above do not affect the terms of the outstanding Notes.

In addition, we maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures.  Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility is reduced by unsecured letters of credit and performance guarantees and bonds arranged under the Credit Facility which total $11.5 million at September 30, 2009 and relate to certain projects in progress.  Our available borrowing capacity under the Credit Facility at September 30, 2009 was $88.5 million. As of September 30, 2009, we had $25.1 million of outstanding unsecured letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

Return to index

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

The following table summarizes the components of net periodic pension cost under this plan for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Service cost	$278	$296	$796	$884
Interest cost	356	347	1,019	1,042
Expected return on plan assets	(196)	(317)	(560)	(945)
Amortization of transition asset	(22)	(28)	(66)	(79)
Amortization of prior service cost	40	48	120	138
Amortization of net loss	61	-	183	-
Net periodic pension cost	$517	$346	$1,492	$1,040

During the nine months ended September 30, 2009, we contributed approximately $2.5 million, as determined by the insurance company, to fund the estimated 2009 premiums on investment contracts held by the plan.

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

(Unaudited)		Fair Value Measurement at September 30, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Other investment fund assets	$5,542	$-	$5,542	$-

Liabilities:
Deferred compensation plan	$8,401	$1,118	$7,283	$-

		Fair Value Measurement at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Money market and other investment fund assets	$14,576	$10,954	$3,622	$-

Liabilities:
Deferred compensation plan	$5,746	$478	$5,268	$-

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

Return to index

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

7.  EQUITY

During the three months ended September 30, 2009, we repurchased 2,547 of our common shares for $0.3 million pursuant to the terms of a stock-based compensation plan, in consideration of the participants' tax burdens that may result from the issuance of common shares under this plan. During the nine months ended September 30, 2009, we repurchased 136,871 of our common shares for $9.1 million. Included in this total were rights to 18,871 shares valued at $1.5 million that were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of the participants' tax burdens that may result from the issuance of common shares under this plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as future acquisitions, settlement of employee stock awards, or possible conversion of the Notes.

During the nine months ended September 30, 2009, we recognized tax benefits of $0.1 million, relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

On March 2, May 27 and August 24, 2009, we paid a dividend of $0.10 per share of common stock, and on August 24, 2009, a special dividend of $0.75 per share of common stock was paid. In addition, on October 13, 2009, we declared a quarterly dividend of $0.10 per share of common stock for shareholders of record on October 23, 2009 and payable on November 23, 2009.

Return to index

The following table summarizes our changes in equity for the nine months ended September 30, 2009 (in thousands):

				Accumulated
		Additional		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Total
(Unaudited)	Shares	Capital	Earnings	Income (Loss)	Stock	Interest	Equity

December 31, 2008	$1,430	$53,019	$382,266	$(4,927)	$(245,661)	$2,158	$188,285
Stock options exercised	-	(1,736)	-	-	2,135	-	399
Stock based-awards	-	(1,276)	-	-	5,538	-	4,262
Tax benefit of stock-based awards issued	-	127	-	-	-	-	127
Repurchase of common shares	-	-	-	-	(9,145)	-	(9,145)
Dividends paid	-	-	(24,117)	-	-	-	(24,117)
Non-controlling interest dividend	-	-	-	-	-	(246)	(246)
Comprehensive income:
Amortization of pension, net of tax	-	-	-	176	-	-	176
Net income	-	-	89,987	-	-	331	90,318
Total comprehensive income							90,494

September 30, 2009	$1,430	$50,134	$448,136	$(4,751)	$(247,133)	$2,243	$250,059

Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Net income	$31,115	$36,937	$90,318	$96,231
Realization of pension obligation	59	20	176	59
Total comprehensive income	$31,174	$36,957	$90,494	$96,290

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(Unaudited)
Prior service cost	$(1,000)	$(1,089)
Transition asset	405	454
Unrecognized net actuarial loss	(4,156)	(4,292)
Total accumulated other comprehensive loss	$(4,751)	$(4,927)

Non-controlling Interests

On January 1, 2009, we adopted the accounting standards related to non-controlling interests, which requires companies with non-controlling interests to disclose such interests clearly as a portion of equity separate from the parent's equity and the amount of consolidated net income attributable to these non-controlling interests must also be clearly presented on the Consolidated Statements of Operations. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. Upon adopting this accounting standard, we revised our historical presentation of non-controlling interests to be included as part of the total equity and presented the net income relating to non-controlling interests as a separate component of total net income.

Return to index

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	22,969	23,034	22,965	23,004
Effect of dilutive securities:
Stock options	44	112	62	139
Contingent shares	20	13	16	29
Restricted stock and other	217	190	168	173
Senior exchangeable notes and warrants	-	733	-	819
Weighted average diluted common and potential common shares outstanding	23,250	24,082	23,211	24,164

In 2006, we sold warrants that give the holder the right to acquire up to approximately 3.2 million of our common shares above an exercise price of $124.76 per share.  Included in the Senior exchangeable notes and warrants line in the table above, these warrants had no dilutive impact on our earnings per share for the three and nine months ended September 30, 2009, as the average share price did not exceed the strike price of the warrants for the periods. On October 3, 2008, the dealer of the warrants filed for bankruptcy protection and subsequently sold the warrants to a third-party dealer.

9. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$33	$(125)	$(312)	$(1,719)
Foreign exchange loss (gain)	(859)	2,364	(1,868)	1,885
Interest income	(17)	(392)	(115)	(685)
Non-income tax accrual	-	-	(2,500)	5,030
Other, net	(389)	(1,121)	(1,207)	(2,473)
Total other expense (income), net	$(1,232)	$726	$(6,002)	$2,038

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

Return to index

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Australian Dollar	$(168)	$384	$(446)	$353
British Pound	105	308	(127)	320
Canadian Dollar	(815)	498	(1,582)	774
Euro	35	241	(178)	(153)
Mexican Peso	(2)	195	-	102
Russian Ruble	(35)	283	189	22
Other currencies, net	21	455	276	467
Total loss (gain)	$(859)	$2,364	$(1,868)	$1,885

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2009 and 2008 were 22.8% and 27.0%, respectively.  The lower effective tax rate reflects the change in activity levels between jurisdictions with different tax rates in addition to an adjustment to correctly state income tax expense and deferred tax liabilities associated with monetary assets and liabilities of our foreign subsidiaries.  The adjustment decreased Income Tax Expense by $2.2 million, increased Net Income by $2.2 million and increased Earnings per Diluted Share by $0.10 for the three months ending September 30, 2009.  The impact to prior periods and to estimated income for the full fiscal year is immaterial for the effect of the adjustment.

The effective tax rates for the nine months ended September 30, 2009 and 2008 were 31.0% and 29.9%, respectively. The slight increase is attributable to the change in activity levels between jurisdictions with different tax rates, the establishment of valuation allowances in 2009 against deferred tax assets in tax jurisdictions where we no longer anticipate having sufficient taxable income to fully utilize these deferred tax assets, the recording of discrete tax benefits and liabilities and the aforementioned adjustment in 2009.

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

Return to index

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other 1	Consolidated
Three Months Ended September 30, 2009
Revenues from unaffiliated customers	$101,475	$54,398	$11,929	$-	$167,802
Inter-segment revenues	332	317	636	(1,285)	-
Segment operating income (loss)	26,792	14,627	3,498	(718)	44,199
Total assets	251,410	168,781	15,389	155,219	590,799
Capital expenditures	2,915	767	17	975	4,674
Depreciation and amortization	3,659	1,492	175	697	6,023

Three Months Ended September 30, 2008
Revenues from unaffiliated customers	$112,037	$78,848	$11,638	$-	$202,523
Inter-segment revenues	173	275	430	(878)	-
Segment operating income (loss)	25,531	26,649	3,089	(96)	55,173
Total assets	267,369	177,279	17,068	82,009	543,725
Capital expenditures	5,524	2,029	181	212	7,946
Depreciation and amortization	3,302	1,349	156	755	5,562

Nine Months Ended September 30, 2009
Revenues from unaffiliated customers	$307,477	$169,512	$36,951	$-	$513,940
Inter-segment revenues	806	1,125	1,372	(3,303)	-
Segment operating income	83,006	47,370	10,460	1,670	142,506
Total assets	251,410	168,781	15,389	155,219	590,799
Capital expenditures	7,098	1,755	69	1,072	9,994
Depreciation and amortization	10,609	4,416	530	2,082	17,637

Nine Months Ended September 30, 2008
Revenues from unaffiliated customers	$326,695	$217,578	$35,375	$-	$579,648
Inter-segment revenues	702	831	1,096	(2,629)	-
Segment operating income (loss)	77,608	71,758	10,278	(5,004)	154,640
Total assets	267,369	177,279	17,068	82,009	543,725
Capital expenditures	13,131	6,283	370	1,819	21,603
Depreciation and amortization	9,272	4,107	455	2,243	16,077

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

The following condensed consolidating financial information presents: balance sheets as of September 30, 2009 and December 31, 2008, statements of operations for each of three and nine months ended September 30, 2009 and 2008 and the statements of cash flows for each of the nine months ended September 30, 2009 and 2008 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V., (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Return to index

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	September 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$44,110	$77,490	$15,625	$-	$137,225
Accounts receivable, net	1	26,155	91,825	-	117,981
Inventories, net	-	2,850	31,467	-	34,317
Prepaid expenses and other current assets	6,250	3,252	9,257	-	18,759
Total current assets	50,361	109,747	148,174	-	308,282

PROPERTY, PLANT AND EQUIPMENT, net	-	22,192	75,774	-	97,966
GOODWILL AND INTANGIBLES, net	46,986	8,030	100,221	-	155,237
INTERCOMPANY RECEIVABLES	60,621	233,311	402,043	(695,975)	-
INVESTMENT IN AFFILIATES	508,368	-	1,344,523	(1,852,554)	337
DEFERRED TAX ASSET	2,744	9,100	5,279	-	17,123
OTHER ASSETS	2,737	7,504	1,613	-	11,854
TOTAL ASSETS	$671,817	$389,884	$2,077,627	$(2,548,529)	$590,799

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$516	$4,955	$22,510	$-	$27,981
Other accrued expenses	3,492	27,753	26,388	-	57,633
Total current liabilities	4,008	32,708	48,898	-	85,614

LONG-TERM DEBT	-	205,377	-	-	205,377
DEFERRED COMPENSATION	6,398	9,043	683	-	16,124
INTERCOMPANY PAYABLES	398,250	28,247	269,478	(695,975)	-
OTHER LONG-TERM LIABILITIES	15,345	10,981	7,299	-	33,625

SHAREHOLDERS' EQUITY	247,816	103,528	1,749,026	(1,852,554)	247,816
NON-CONTROLLING INTEREST	-	-	2,243	-	2,243
TOTAL EQUITY	247,816	103,528	1,751,269	(1,852,554)	250,059

TOTAL LIABILITIES AND EQUITY	$671,817	$389,884	$2,077,627	$(2,548,529)	$590,799

Return to index

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,347	$11,027	$11,764	$-	$36,138
Accounts receivable, net	232	34,346	109,715	-	144,293
Inventories, net	-	3,683	31,155	-	34,838
Prepaid expenses and other current assets	4,989	6,630	8,757	-	20,376
Total current assets	18,568	55,686	161,391	-	235,645

PROPERTY, PLANT AND EQUIPMENT, net	-	24,072	79,391	-	103,463
GOODWILL AND INTANGIBLES, net	46,986	8,303	100,303	-	155,592
INTERCOMPANY RECEIVABLES	108,491	318,780	456,421	(883,692)	-
INVESTMENT IN AFFILIATES	389,500	-	1,147,137	(1,536,296)	341
DEFERRED TAX ASSET	3,283	10,179	4,246	-	17,708
OTHER ASSETS	2,319	5,215	1,252	-	8,786
TOTAL ASSETS	$569,147	$422,235	$1,950,141	$(2,419,988)	$521,535

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$626	$8,364	$32,598	$-	$41,588
Other accrued expenses	4,221	20,940	28,941	-	54,102
Total current liabilities	4,847	29,304	61,539	-	95,690

LONG-TERM DEBT	-	194,568	-	-	194,568
DEFERRED COMPENSATION	6,118	6,138	559	-	12,815
INTERCOMPANY PAYABLES	356,963	96,351	430,378	(883,692)	-
OTHER LONG-TERM LIABILITIES	15,092	7,276	7,809	-	30,177

SHAREHOLDERS' EQUITY	186,127	88,598	1,447,698	(1,536,296)	186,127
NON-CONTROLLING INTEREST	-	-	2,158	-	2,158
TOTAL EQUITY	186,127	88,598	1,449,856	(1,536,296)	188,285

TOTAL LIABILITIES AND EQUITY	$569,147	$422,235	$1,950,141	$(2,419,988)	$521,535

Return to index

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended September 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$38,468	$129,334	$-	$167,802
Intercompany revenues	372	5,805	30,509	(36,686)	-
Earnings from consolidated affiliates	17,619	-	58,763	(76,382)	-
Total revenues	17,991	44,273	218,606	(113,068)	167,802

OPERATING EXPENSES
Operating costs	646	22,577	88,952	-	112,175
General and administrative expenses	98	6,537	2	-	6,637
Depreciation and amortization	-	1,373	4,650	-	6,023
Other expense (income), net	(15,179)	3,739	40,650	(30,442)	(1,232)

Operating income	32,426	10,047	84,352	(82,626)	44,199
Interest expense	-	3,895	-	-	3,895

Income before income tax expense	32,426	6,152	84,352	(82,626)	40,304
Income tax expense (benefit)	1,438	4,367	3,384	-	9,189

Net income	30,988	1,785	80,968	(82,626)	31,115
Net income attributable to non-controlling interest	-	-	127	-	127

Net income attributable to Core Laboratories	$30,988	$1,785	$80,841	$(82,626)	$30,988

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Nine Months Ended September 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$124,277	$389,663	$-	$513,940
Intercompany revenues	1,070	19,162	80,254	(100,486)	-
Earnings from consolidated affiliates	81,047	-	245,247	(326,294)	-
Total revenues	82,117	143,439	715,164	(426,780)	513,940

OPERATING EXPENSES
Operating costs	1,266	67,608	268,330	-	337,204
General and administrative expenses	5,550	17,036	9	-	22,595
Depreciation and amortization	-	4,121	13,516	-	17,637
Other expense (income), net	(17,586)	10,487	92,672	(91,575)	(6,002)

Operating income	92,887	44,187	340,637	(335,205)	142,506
Interest expense	7	11,497	31	-	11,535

Income before income tax expense	92,880	32,690	340,606	(335,205)	130,971
Income tax expense	2,893	15,805	21,955	-	40,653

Net income	89,987	16,885	318,651	(335,205)	90,318
Net income attributable to non-controlling interest	-	-	331	-	331

Net income attributable to Core Laboratories	$89,987	$16,885	$318,320	$(335,205)	$89,987

Return to index

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$63,498	$68,955	$12,461	$-	$144,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,498)	(8,496)	-	(9,994)
Patents and other intangibles	-	-	(191)	-	(191)
Proceeds from sale of assets	-	189	333	-	522
Premiums on life insurance	-	(1,183)	-	-	(1,183)
Net cash used in investing activities	-	(2,492)	(8,354)	-	(10,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	399	-	-	-	399
Excess tax benefit from stock-based payments	127	-	-	-	127
Non-controlling interest - dividends	-	-	(246)	-	(246)
Dividends paid	(24,117)	-	-	-	(24,117)
Repurchase of common shares	(9,144)	-	-	-	(9,144)
Net cash used in financing activities	(32,735)	-	(246)	-	(32,981)

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,763	66,463	3,861	-	101,087
CASH AND CASH EQUIVALENTS, beginning of period	13,347	11,027	11,764	-	36,138
CASH AND CASH EQUIVALENTS, end of period	$44,110	$77,490	$15,625	$-	$137,225

Return to index

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended September 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$48,168	$154,355	$-	$202,523
Intercompany revenues	410	4,553	39,361	(44,324)	-
Earnings from consolidated affiliates	39,506	-	99,432	(138,938)	-
Total revenues	39,916	52,721	293,148	(183,262)	202,523

OPERATING EXPENSES
Operating costs	371	26,894	106,940	-	134,205
General and administrative expenses	2,476	4,378	3	-	6,857
Depreciation and amortization	-	1,330	4,232	-	5,562
Other expense (income), net	(1,526)	2,483	30,344	(30,575)	726

Operating income	38,595	17,636	151,629	(152,687)	55,173
Interest expense	-	4,558	35	-	4,593

Income before income tax expense	38,595	13,078	151,594	(152,687)	50,580
Income tax expense	1,761	2,043	9,839	-	13,643

Net income	36,834	11,035	141,755	(152,687)	36,937
Net income attributable to non-controlling interest	-	-	103	-	103

Net income attributable to Core Laboratories	$36,834	$11,035	$141,652	$(152,687)	$36,834

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Nine Months Ended September 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$132,753	$446,895	$-	$579,648
Intercompany revenues	1,021	13,462	106,798	(121,281)	-
Earnings from consolidated affiliates	109,666	-	258,661	(368,327)	-
Total revenues	110,687	146,215	812,354	(489,608)	579,648

OPERATING EXPENSES
Operating costs	1,002	73,567	310,019	-	384,588
General and administrative expenses	8,970	13,284	51	-	22,305
Depreciation and amortization	-	4,030	12,047	-	16,077
Other expense, net	1,708	5,459	79,539	(84,668)	2,038

Operating income	99,007	49,875	410,698	(404,940)	154,640
Interest expense	57	17,283	35	-	17,375

Income before income tax expense	98,950	32,592	410,663	(404,940)	137,265
Income tax expense	3,002	6,142	31,890	-	41,034

Net income	95,948	26,450	378,773	(404,940)	96,231
Net income attributable to non-controlling interest	-	-	283	-	283

Net income attributable to Core Laboratories	$95,948	$26,450	$378,490	$(404,940)	$95,948

Return to index

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$49,297	$34,286	$26,554	$-	$110,137
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(8,446)	(13,157)	-	(21,603)
Patents and other intangibles	-	(37)	(218)	-	(255)
Cash in escrow	-	-	(11,536)	-	(11,536)
Non-controlling interest - contribution	-	-	370	-	370
Proceeds from sale of assets	-	2,317	997	-	3,314
Premiums on life insurance	-	(1,175)	-	-	(1,175)
Net cash used in investing activities	-	(7,341)	(23,544)	-	(30,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(3,024)	(5,000)	-	-	(8,024)
Proceeds from debt borrowings	-	5,000	-	-	5,000
Capital lease obligations	-	-	(130)	-	(130)
Stock options exercised	690	-	-	-	690
Repurchase of common shares	(29,825)	-	-	-	(29,825)
Dividends paid	(25,342)	-	-	-	(25,342)
Excess tax benefit from stock-based payments	11,037	-	-	-	11,037
Net cash used in financing activities	(46,464)	-	(130)	-	(46,594)

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,833	26,945	2,880	-	32,658
CASH AND CASH EQUIVALENTS, beginning of period	6,712	7,818	11,087	-	25,617
CASH AND CASH EQUIVALENTS, end of period	$9,545	$34,763	$13,967	$-	$58,275

13. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued accounting standards relating to the disclosure requirements for defined benefit plans, which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The new accounting standards are effective for fiscal years ending after December 15, 2009, with early adoption permitted. We are currently evaluating the impact of the new accounting standards but do not expect the pronouncement to have an impact on our financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification ("Codification"). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We applied the Codification to our Quarterly Report on Form 10-Q for the period ending September 30, 2009. The Codification does not change GAAP and did not have an effect on our financial position or results of operations.

Return to index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2009 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Form 10-Q, are forward looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, no assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

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

Return to index

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

We have established internal earnings targets for 2009 that are based primarily on market conditions existing at the time our targets were established.  Based on discussions late in 2008 with our clients and our view of the oil and gas industry, we anticipated that, in 2009, spending by our international clients would soften and North American spending to decrease significantly.  Given the sharp declines in commodity prices at that time and announced reductions in capital expenditure programs by certain of our clients, we did not expect oilfield activity levels to grow at the same rate as earlier expected, and in all likelihood would decrease on a year over year basis. For example, the average North American rig count for the third quarter was down 50% year over year. Based on recent developments, we believe that the current level of activities, workflows, and operating margins outside North America will remain essentially constant and that North American activity levels will increase slightly in response to natural gas prices stabilizing.  Recent natural gas production data indicates that the North American supply is now decreasing and may continue to decrease over the next several quarters.  In addition, the North American rig count has recently increased slightly.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended September 30,				% Change
	2009		2008		2009/2008
REVENUES:
Services	$133,819	80%	$154,297	76%	(13%)
Product sales	33,983	20%	48,226	24%	(30%)
Total revenues	167,802	100%	202,523	100%	(17%)
OPERATING EXPENSES:
Cost of services*	85,792	64%	100,264	65%	(14%)
Cost of product sales*	26,383	78%	33,941	70%	(22%)
Total cost of services and product sales	112,175	67%	134,205	66%	(16%)
General and administrative expenses	6,637	4%	6,857	4%	(3%)
Depreciation and amortization	6,023	4%	5,562	3%	8%
Other expense (income), net	(1,232)	(1%)	726	-	(270%)
Operating income	44,199	26%	55,173	27%	(20%)
Interest expense	3,895	2%	4,593	2%	(15%)
Income before income tax expense	40,304	24%	50,580	25%	(20%)
Income tax expense	9,189	5%	13,643	7%	(33%)
Net income	31,115	19%	36,937	18%	(16%)
Net income attributable to non-controlling interest	127	-	103	-	23%
Net income attributable to Core Laboratories N.V.	$30,988	19%	$36,834	18%	(16%)

*Percentage based on applicable revenue rather than total revenue

Return to index

(Unaudited)	Nine Months Ended September 30,				% Change
	2009		2008		2009/2008
REVENUES:
Services	$410,182	80%	$446,700	77%	(8%)
Product sales	103,758	20%	132,948	23%	(22%)
Total revenues	513,940	100%	579,648	100%	(11%)
OPERATING EXPENSES:
Cost of services*	258,489	63%	291,315	65%	(11%)
Cost of product sales*	78,715	76%	93,273	70%	(16%)
Total cost of services and product sales	337,204	66%	384,588	66%	(12%)
General and administrative expenses	22,595	4%	22,305	4%	1%
Depreciation and amortization	17,637	3%	16,077	3%	10%
Other expense (income), net	(6,002)	(1%)	2,038	-	(395%)
Operating income	142,506	28%	154,640	27%	(8%)
Interest expense	11,535	2%	17,375	3%	(34%)
Income before income tax expense	130,971	26%	137,265	24%	(5%)
Income tax expense	40,653	8%	41,034	7%	(1%)
Net income	90,318	18%	96,231	17%	(6%)
Net income attributable to non-controlling interest	331	-	283	-	17%
Net income attributable to Core Laboratories N.V.	$89,987	18%	$95,948	17%	(6%)

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008 (unaudited)

Service Revenues

Service revenues decreased to $133.8 million for the third quarter of 2009, down 13% when compared to $154.3 million for the third quarter of 2008. For the nine months ended September 30, 2009, service revenues decreased 8% to $410.2 million compared to $446.7 million for the respective period in 2008.  The decrease in revenue was the result of a significant decline in oil and gas prices from record highs reached in 2008.  Although activity in North America is significantly down from 2008 levels, we have seen a recent increase in activity as a result of additional work on potential lower Tertiary reservoirs in the deepwater Gulf of Mexico.  Additionally, our penetration of international markets improved in 2009 as we received the first set of gas-shale cores from recent drilling in central Europe.  Our large scale core analyses and reservoir fluid projects combined with our fluid and derived products inspection, calibration and assay work continue to provide meaningful revenue streams in the Middle East, Asia-Pacific, offshore deepwater regions of the Gulf of Mexico and the southern-Atlantic margins off the coast of West Africa and Brazil.

Product Sale Revenues

Revenues associated with product sales decreased to $34.0 million for the third quarter of 2009, down 30% from $48.2 million for the third quarter of 2008. For the nine months ended September 30, 2009, product sale revenues decreased 22% to $103.8 million compared to $132.9 million for the same period in 2008. Our product sales revenues were impacted by the significant decline in the North American drilling activity; however, our revenues declined at a much lower rate compared to the 52% and 43% decrease in the average North American rig count year over year third quarter and year to date, respectively.  Our revenues have not been as severely impacted as we have continued to gain additional market share primarily through the acceptance of our specialized optimizing technologies introduced over the last three years.  These specialized optimizing technologies are focused on high-end well completion and stimulation programs mainly in the Haynesville, Marcellus and Eagle Ford shale plays and in multi-stage completions in the Bakken oil-shale play.

Cost of Services

Cost of services expressed as a percentage of service revenue was 64% for the quarter ended September 30, 2009, down from 65% for the same period in 2008.  For the nine months ending September 30, 2009, cost of services expressed as a percentage of service revenue was 63% as compared to 65% for the same period for 2008.  The decline in the cost of services relative to service revenue was primarily a result of proactive expense control actions put in place to protect against potential market declines.

Return to index

Cost of Product Sales

Cost of product sales as a percentage of product sales revenues was 78% for the quarter ended September 30, 2009, up from 70% for the same period in 2008. For the nine months ending September 30, 2009, cost of product sales expressed as a percentage of product sales revenue was 76%, up from 70% for the same period in 2008. The reduction in margins came primarily from reduced manufacturing efficiencies associated with lower production levels as a result of the significant decline in North American drilling activity.

General and Administrative Expenses

General and administrative expenses totaled $6.6 million for the third quarter of 2009, down 3% from the $6.9 million incurred in the third quarter of 2008. For the nine months ended September 30, 2009 and 2008, general and administrative expenses were comparable, at $22.6 million from $22.3 million, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $6.0 million for the third quarter of 2009, up 8% when compared to $5.6 million for the third quarter of 2008.  For the nine months ended September 30, 2009, depreciation and amortization expense was $17.6 million, an increase of $1.6 million from the nine months ended September 30, 2008.  This increase in depreciation and amortization expense was due to the expansion of our capital expenditure program throughout 2008 in support of our internal operational growth.

Other Expense (Income), Net

Other expense (income), net consisted of the following at September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$33	$(125)	$(312)	$(1,719)
Foreign exchange loss (gain)	(859)	2,364	(1,868)	1,885
Interest income	(17)	(392)	(115)	(685)
Non-income tax accrual	-	-	(2,500)	5,030
Other, net	(389)	(1,121)	(1,207)	(2,473)
Total other expense (income), net	$(1,232)	$726	$(6,002)	$2,038

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

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Australian Dollar	$(168)	$384	$(446)	$353
British Pound	105	308	(127)	320
Canadian Dollar	(815)	498	(1,582)	774
Euro	35	241	(178)	(153)
Mexican Peso	(2)	195	-	102
Russian Ruble	(35)	283	189	22
Other currencies, net	21	455	276	467
Total loss (gain)	$(859)	$2,364	$(1,868)	$1,885

Return to index

Income Tax Expense

The effective tax rates for the three months ended September 30, 2009 and 2008 were 22.8% and 27.0%, respectively.  The lower effective tax rate reflects the change in activity levels between jurisdictions with different tax rates in addition to an adjustment to correctly state income tax expense and deferred tax liabilities associated with monetary assets and liabilities of our foreign subsidiaries.  The adjustment decreased Income Tax Expense by $2.2 million, increased Net Income by $2.2 million and increased Earnings per Diluted Share by $0.10 for the three months ending September 30, 2009.  The impact to prior periods and to estimated income for the full fiscal year is immaterial for the effect of the adjustment.

The effective tax rates for the nine months ended September 30, 2009 and 2008 were 31.0% and 29.9%, respectively. The slight increase is attributable to the change in activity levels between jurisdictions with different tax rates, the establishment of valuation allowances in 2009 against deferred tax assets in tax jurisdictions where we no longer anticipate having sufficient taxable income to fully utilize these deferred tax assets, the recording of discrete tax benefits and liabilities and the aforementioned adjustment in 2009.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		% Change
	2009	2008	2009/2008
Revenues:	(Unaudited)
Reservoir Description	$101,475	$112,037	(9%)
Production Enhancement	54,398	78,848	(31%)
Reservoir Management	11,929	11,638	3%
Consolidated	$167,802	$202,523	(17%)

Operating income:
Reservoir Description	$26,792	$25,531	5%
Production Enhancement	14,627	26,649	(45%)
Reservoir Management	3,498	3,089	13%
Corporate and Other1	(718)	(96)	NM
Consolidated	$44,199	$55,173	(20%)

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Nine Months Ended September 30,		% Change
	2009	2008	2009/2008
Revenues:	(Unaudited)
Reservoir Description	$307,477	$326,695	(6%)
Production Enhancement	169,512	217,578	(22%)
Reservoir Management	36,951	35,375	4%
Consolidated	$513,940	$579,648	(11%)

Operating income:
Reservoir Description	$83,006	$77,608	7%
Production Enhancement	47,370	71,758	(34%)
Reservoir Management	10,460	10,278	2%
Corporate and Other1	1,670	(5,004)	NM
Consolidated	$142,506	$154,640	(8%)

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Return to index

Reservoir Description

Revenues from the Reservoir Description segment decreased 9%, or $10.5 million, to $101.5 million in the third quarter of 2009, compared to $112.0 million in the third quarter of 2008.  For the nine months ended September 30, 2009, revenues decreased 6%, or $19.2 million, to $307.5 million from $326.7 million for the nine months ended September 30, 2008. The revenue decrease was the result of a significant decline in oil and gas prices from record highs reached in 2008, which affected demand for our business. Due to our significant international operations and projects such as our reservoir rock and reservoir fluids characterization projects, this segment has continued to improve its operating income and margins during the recent downturn experienced throughout the industry. In the third quarter of 2009, we have experienced increased demand for our services in the Middle East and Asia-Pacific and for our continued large scale core analyses studies as well as crude oil and derived petroleum products characterization studies on a global basis. Other areas that continue to provide revenue growth are the continued expansion of worldwide deepwater projects in West Africa, Brazil and the Gulf of Mexico and the North American gas shale plays in the Eagle Ford, Haynesville, Muskwa and other active fields.

Operating income in the third quarter of 2009 increased by 5%, or $1.3 million, to $26.8 million compared to $25.5 million for the third quarter of 2008.  Operating income for the nine months ended September 30, 2009 increased by 7%, or $5.4 million, to $83.0 million as compared to the same period in 2008.  The increase in operating income for the quarter was primarily due to continued emphasis on higher value and thus higher margin services on internationally-based development and production-related crude oil projects in addition to the de-emphasis of the more cyclical exploration-related projects.  There also has been a continued emphasis on controlling costs.  Operating margins for the quarter and nine months ended September 30, 2009 were 26% and 27%, respectively, compared to 23% and 24% for the same periods in 2008, respectively.

Production Enhancement

Revenues from the Production Enhancement segment decreased by 31%, or $24.4 million, to $54.4 million in the third quarter of 2009 as compared to $78.8 million in the third quarter in 2008. Revenues decreased by 22%, or $48.1 million, to $169.5 million for the nine months ended September 30, 2009 as compared to $217.6 million for the same period in 2008.  The decrease in revenues was due to the significant decline in North American drilling activity.  However, during this period, where the average rig count for North America has dropped significantly, we have maintained our focus on high-end well completion and stimulation programs, which has resulted in improved market penetration and client acceptance of our well perforating and completion products and our fracture diagnostic services and our concentrated focus on the Haynesville, Marcellus, and Eagle Ford Shale developments. As a result, we have been able to moderate the decline in our revenues versus the declining drilling activity levels when comparing year over year for both the quarter and year to date periods ended September 30, 2009. The downward trend in the North America rig count that started in the latter half of 2008 appears to have stabilized.

Operating income in the third quarter of 2009 decreased by 45%, or $12.0 million, to $14.6 million from $26.6 million for the third quarter of 2008.  Operating margins decreased to 27% in the third quarter of 2009 compared to 34% for the same period in 2008.  For the nine months ended September 30, 2009, operating income decreased $24.4 million to $47.4 million, a decrease of 34% over the same period in 2008.  Operating margins decreased to 28% for the nine months ended September 30, 2009 as compared to 33% for the same period in 2008.  The decrease in margins was primarily driven by the significant decline in North American drilling activities, and as a result, we have reduced manufacturing levels which has negatively impacted the efficiency of our manufacturing operations.  Additionally, reduced demand in North America has decreased margins due to pressure on pricing; however, this has been partially offset by our continued market penetration of higher-margin services including our proprietary and patented fracture diagnostic technologies, such as our SpectraScan™ and recently introduced SpectraChem Plus™ tracer service coupled with an on-going emphasis on controlling costs.

Reservoir Management

Revenues from the Reservoir Management segment increased 3% to $11.9 million from $11.6 million in the third quarter of 2009 as compared to the third quarter of 2008.  Revenues for the nine months ended September 30, 2009 were $37.0 million, an increase of 4% from $35.4 million from the same period in 2008. The increase in revenue was due to continued interest in several of our existing multi-client reservoir studies including such studies in the south Atlantic off the coasts of West Africa and Brazil and in our study Eocene (Lower Tertiary) Provenance Study of the Gulf of Mexico. The recent introduction of a joint industry project evaluating the petrophysical, geochemical and production characteristics of the Eagle Ford Shale in south Texas and the introduction of a Global Gas Shale Study that examines the gas shale potential in central and southern Europe, north Africa, India, China, South America and Australia, among other regions are expected to expand revenues in the segment along with the continued participation in our North American Gas Shale Study.

Return to index

Operating income in the third quarter of 2009 increased 13% to $3.5 million from $3.1 million for the second quarter of 2008. The increase in operating income was primarily related to the mix of activity in our consortium projects and the timing of our analysis work on these projects.  For the nine months ended September 30, 2009, operating income was $10.5 million, comparable to the operating income of $10.3 million from the same period in 2008.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,		% Change
	2009	2008	2009/2008
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$144,914	$110,137	32%
Less: capital expenditures	(9,994)	(21,603)	(54%)
Free cash flow	$134,920	$88,534	52%

The increase in free cash flow in 2009 compared to 2008 was due to a decrease in working capital excluding cash, primarily from the greater collection of receivables over the payments made to vendors and a decrease in capital expenditures.

At September 30, 2009 and December 31, 2008, we had working capital of $222.7 million and $140.0 million, respectively. The increase in working capital is driven primarily from an increase in cash partially offset by a decrease in accounts receivable.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2009 and 2008 (in thousands):

	Nine Months Ended September 30,		% Change
	2009	2008	2009/2008
Cash provided by/(used in):	(Unaudited)
Operating activities	$144,914	$110,137	32%
Investing activities	(10,846)	(30,885)	(65%)
Financing activities	(32,981)	(46,594)	(29%)
Net change in cash and cash equivalents	$101,087	$32,658	210%

The increase in cash flows provided by operating activities was primarily attributable to the collection of receivables and an increase in liabilities.

Cash flows used in investing activities declined due to a reduction of capital expenditures of $11.6 million for the period and an acquisition in 2008 for $11.5 million offset by a reduction in the cash proceeds from the sale of assets.

Return to index

The decrease in cash flows used in financing activities relates primarily to a decrease in the number of shares repurchased under our common share repurchase program.  In the first nine months of 2009, we repurchased 136,871 shares for an aggregate price of $9.1 million compared to 260,915 shares for an aggregate price of $29.8 million during the same period in 2008. However, these uses of cash in 2008 were partially offset by $11.0 million in excess tax benefits from stock-based compensation realized in 2008 that were not available in 2009.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures.  Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility is reduced by unsecured letters of credit and performance guarantees and bonds arranged under the Credit Facility which total $11.5 million at September 30, 2009 and relate to certain projects in progress.  Our available borrowing capacity under the Credit Facility at September 30, 2009 was $88.5 million. As of September 30, 2009, we had $25.1 million of outstanding unsecured letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we are in compliance with all such covenants at September 30, 2009.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Recent Accounting Pronouncements

In December 2008, the FASB issued accounting standards relating to the disclosure requirements for defined benefit plans, which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. The new accounting standards are effective for fiscal years ending after December 15, 2009, with early adoption permitted. We are currently evaluating the impact of the new accounting standards but do not expect the pronouncement to have an impact on our financial position or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification ("Codification"). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We applied the Codification to our Quarterly Report on Form 10-Q for the period ending September 30, 2009. The Codification does not change GAAP and did not have an effect on our financial position or results of operations.

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

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program
July 1-31, 2009	-	$-	-	3,977,712
August 1-31, 2009 (1)	454	91.61	454	3,983,858
September 1-30, 2009 (2)	2,093	101.96	2,093	3,993,765
Total	2,547	$100.12	2,547

(1) Contains 454 shares valued at approximately $42 thousand, or $91.61 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in August 2009.
(2) Contains 2,093 shares valued at $0.2 million, or $101.96 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in September 2009.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months.  This authorization was renewed at subsequent annual shareholder meetings.  At a special shareholders’ meeting on January 29, 2009, following a change in Dutch law that permitted us to repurchase up to 50% of our issued share capital in open market purchases, our shareholders authorized an extension through July 29, 2010 to purchase up to 25.6% of our issued share capital, consisting of 10% of our issued shares and an additional 15.6% of our issued shares to fulfill obligations relating to the Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	October 22, 2009	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to index