Form 10-K
period 2009-12-31
CORE LABORATORIES N V
filed 2010-02-19
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2009, the number of common shares outstanding was 22,964,559. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $1,885,907,960.

As of February 18, 2010, the number of common shares outstanding was 22,308,408.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2010, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

This document (excluding exhibits) contains 71 pages.
The table of contents is set forth on the following page. The exhibit index begins on page 31.

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 80%, 77% and 76% of our revenues from operations for the years ended December 31, 2009, 2008 and 2007, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales, generated principally in our Production Enhancement segment, accounted for approximately 20%, 23% and 24% of our revenues from operations for the years ended December 31, 2009, 2008 and 2007, respectively.

Our product sales backlog at December 31, 2009 was approximately $24.2 million compared to $21.8 million at December 31, 2008. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2009 will be completed in 2010.

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

Production Enhancement

We produce data to describe a reservoir system that is used to enhance oil and gas production so that it may exceed the average oilfield recovery factor, which is approximately 40%. Two production enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding a reservoir with water, carbon dioxide, nitrogen or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and flooded to maximize oil and gas recovery. Our services and technologies play a key role in the success of both methods.

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

SpectraChem® is another proprietary and patented technology developed for optimizing hydraulic fracture performance. SpectraChem® is used to aid operators in determining the efficiency of the fracture fluids used. SpectraChem® tracers allow operators to evaluate the quantity of fracture fluid that returns to the wellbore during the clean-up period after a hydraulic fracturing event.  This technology also allows our clients to evaluate load recovery, gas breakthrough, fluid leakoff and breaker efficiency, all of which are important factors for optimizing natural gas production after the formation is hydraulically fractured.

Core’s patented and proprietary SpectraChem® fracture diagnostic service continued to evolve with the introduction of the SpectraChem® Plus+ service in early 2009.  The new SpectraChem® Plus+ service is effective in determining the effectiveness and efficiency of the hydraulic fracture stimulation of long multistage horizontal wells in gas-shale plays throughout North America.  SpectraChem® Plus+ data sets are used to determine how each frac stage, which may number up to 30 per well, is flowing.  Frac stages with ineffective flows may warrant further stimulation or remedial actions.  In addition, SpectraChem® Plus+ data sets can be used to prove that hydraulic fracturing techniques have not invaded fresh water zones.

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

In addition to our many patented reservoir analysis technologies, we have established ourselves as a global leader in the manufacture and distribution of high-performance perforating products. Our unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the completion of oil and gas wells. Our "systems" approach to the perforating of an oil or gas well has resulted in numerous patented products. Our HERO™ (High Efficiency Reservoir Optimization) and recently introduced SuperHERO™ and SuperHERO Plus+™ perforating systems have quickly become industry leaders in enhancing reservoir performance. The SuperHERO™ and SuperHERO Plus+™ perforating systems are expected to compliment our successful HERO™ line and are designed to optimize wellbore completions and stimulation programs in gas-shale reservoirs.  Evolved from our HERO™ charges, the SuperHERO™ and the SuperHERO Plus+™ charges use a proprietary and patented design of powdered metal liners and explosives technology that results in a deeper and cleaner perforating tunnel into the gas-shale reservoir.  This allows greater flow of hydrocarbons to the wellbore and helps to maximize hydrocarbon recovery from the reservoir.  Moreover, the deeper, near debris-free perforations enable lower fracture initiation pressures, reducing the amount of pressure-pumping horsepower required and its associated cost.  SuperHERO™ and SuperHERO Plus+™ charges can eliminate the ineffective perforations that would otherwise limit daily natural gas production and hinder the optimal fracture stimulation programs needed for prolific production from the Marcellus, Barnett, Fayetteville, Haynesville and similar gas-shale formations. Our manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

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

These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us.  We also develop and provide industry consortium studies to provide critical reservoir information to a broad spectrum of clients in a cost effective manner such as our multi-client regional reservoir optimization projects for both North America and international studies, especially studies pertaining to unconventional natural gas reservoirs such as our ongoing gas-shale studies entitled Reservoir Characterization and Production Properties of the

Haynesville and Bossier Shales in Louisiana and Texas, Marcellus Shale Study in the Appalachian Mountains, Reservoir Characterization and Production Properties of Gas Shales and a joint industry project evaluating the petrophysical, geochemical and production characteristics of the Eagle Ford Shale in South Texas. Additional studies being performed are our long running deep water Gulf of Mexico studies, a worldwide characterization of tight-gas sands, with special emphasis in the Middle East region, deepwater studies off the coasts of West Africa and Brazil, a study on the petroleum potential of offshore Vietnam and the introduction of a Global Gas Shale Study that examines the gas shale potential in central and southern Europe, north Africa, India, China and Australia among other regions.

We sell and maintain permanent reservoir monitoring equipment installed in the reservoir for our oil and gas company clients.

Marketing and Sales

We market and sell our services and products through a combination of sales representatives, technical seminars, trade shows and print advertising. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices.  Our Business Development group manages a Large Account Management Program to better serve our largest and most active clients by meeting with key personnel within their organization to ensure the quality of our products and services are meeting their expectations and we are addressing any issues or needs in a timely manner.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 52%, 50% and 51% of our revenues from operations during the years ended December 31, 2009, 2008 and 2007, respectively.  Not included in the foregoing percentages are significant levels of our revenues recorded in the U.S. that are sourced from projects on foreign oilfields.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency.   However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients.  Consequently, we are not able to always eliminate our foreign currency exposure.  We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our reported revenues by geographic region (in contrast to the location of the reservoirs) for the years ended December 31, 2009, 2008 and 2007:

Geographic Breakdown of Revenues

Environmental Regulation

We are subject to stringent governmental laws and regulations pertaining to protection of the environment and the manner in which chemicals and gases used in our analytical and manufacturing processes are handled and generated wastes are disposed.  Consistent with our quality assurance and control principles, we have established proactive environmental policies for the management of these chemicals and gases as well as the handling and recycling or disposal of wastes resulting from our operations.  Compliance with these laws and regulations may require the acquisition of permits for regulated activities, capital expenditures to limit or prevent emissions and discharges, and special precautions for disposal of certain wastes.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and even the issuance of injunctive relief.  The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position.  For instance, the adoption of laws or implementing regulations with regard to climate change that have the effect of lowering the demand for carbon-based fuels could have a material adverse effect on our business.

Our analytical and manufacturing processes involve the handling and use of numerous chemicals and gases as well as the generation of wastes.  Spills or releases of these chemicals, gases, and wastes at our facilities or at offsite locations where they are transported for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases.  As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination.  While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance that this trend will continue in the future.

Competition

The businesses in which we engage are competitive. Some of our competitors are divisions or subsidiaries of companies that are larger and have greater financial and other resources than we have. While no one company competes with us in all of our product and service lines, we face competition in these lines, primarily from independent regional companies and internal divisions of major integrated oil and gas companies. We compete in different product and service lines to various degrees on the basis of price, technical performance, availability, quality and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new products and services, performance and quality, client service, pricing, industry trends and general economic trends.

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

Employees

As of December 31, 2009, we had approximately 4,900 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

NYSE Corporate Governance Matters

As a listed company with the New York Stock Exchange, our Chief Executive Officer, as required under Section 303A.12(a) of the NYSE Listed Company Manual, must certify to the NYSE each year whether or not he is aware of any violation by the company of NYSE Corporate Governance listing standards as of the date of the certification. On June 4, 2009, our Chief Executive Officer submitted such a certification to the NYSE which stated that he was not aware of any violation by Core Lab of the NYSE Corporate Governance listing standards. We will timely provide the annual certification of our Chief Executive Officer this year.  Included as Exhibits 31.1 and 31.2 to this Form 10-K are the Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield products and services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices.  There are numerous factors affecting the supply of and demand for our products and services, which include, but are not limited to:

-	general and economic business conditions;

-	market prices of oil and gas and expectations about future prices;

-	cost of producing oil and natural gas;

-	the level of drilling and production activity;

-	mergers, consolidations and downsizing among our clients;

-	coordination by OPEC;

-	the impact of commodity prices on the expenditure levels of our clients;

-	financial condition of our client base and their ability to fund capital expenditures;

-	the physical effects of climatic change, including adverse weather conditions;

-	civil unrest in oil producing countries;

-	level of consumption of oil, gas and petrochemicals by consumers;

-	the adoption of legal requirements relating to climate change that lower the demand for petroleum-based fuels;

-	changes in existing laws or regulations;

-	the business opportunities (or lack thereof) that may be presented to and pursued by us; and

-	availability of services and materials for our clients to grow their capital expenditures.

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our oilfield products and services and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our operating results.

In the last few months of 2008, the market price of oil and natural gas decreased significantly and disruptions and instability in the global financial markets resulted in a significant reduction in the general availability of funds to companies from the equity and debt capital markets and other credit markets.  During 2009, the market prices for oil and gas remained at depressed levels for most of the year when compared to average prices for 2007 and 2008 and average rig counts in North America were greatly reduced from 2008 levels.  Many of our customers reduced their capital expenditure in 2009 and may continue to maintain their capital expenditures at reduced levels in 2010.  This may result in less growth opportunities for our oilfield products and services and cause downward pressure on the prices we charge or the level of work that we do for our clients. A significant or prolonged reduction in demand for oilfield services could adversely affect our operating results.

We depend on the results of our international operations, which expose us to risks inherent in doing business abroad.

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 52%, 50% and 51% of our revenues during the years ended December 31, 2009, 2008 and 2007, respectively. Not included in the foregoing percentages are significant levels of our revenues recorded in the U.S. that are sourced from projects on foreign oilfields. Our operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

-	global economic conditions;

-	political actions and requirements of national governments including trade restrictions, embargoes, seizure, detention, nationalization and expropriations of assets;

-	interpretation of tax statutes and requirements of taxing authorities worldwide, routine examination by taxing authorities and assessment of additional taxes, penalties and/or interest;

-	civil unrest;

-	acts of terrorism;

-	fluctuations and changes in currency exchange rates;

-	the impact of inflation;

-	difficulty in repatriating foreign currency received in excess of the local currency requirements; and

-	current conditions in oil producing countries such as Venezuela, Nigeria, Iran and Iraq considering their potential impact on the world markets.

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

Our results of operations may be significantly affected by foreign currency exchange rate risk.

We are exposed to risks due to fluctuations in currency exchange rates.  By the nature of our business, we derive a substantial amount of our revenues from our international operations, subjecting us to risks relating to fluctuations in currency exchange rates.  For example, as a result of devaluation of the Venezuelan Bolivar, we recognized a foreign exchange loss of approximately $1.3 million in the fourth quarter of 2009.  See Item 7A “Quantitative and Qualitative Disclosures About Market Risk – Foreign Currency Risk” for additional discussion of the Venezuela currency devaluation.  Our revenues and expenses are mainly denominated in U.S. dollar ("USD").  Fluctuations in the exchange rate of the USD against such other currencies may in the future have an effect upon our results of operations.

Our results of operations may be adversely affected because our efforts to comply with U.S. laws such as the Foreign Corrupt Practices Act (the "FCPA") could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law.

We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or using other methods that U.S. law and regulations prohibit us from using.

Because we are registered with the U.S. Securities and Exchange Commission, we are subject to the regulations imposed by the FCPA, which generally prohibits us and our intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to the FCPA. Any such violations could result in substantial civil and/or criminal penalties and might adversely affect our business, results of operations or financial condition. In addition, our ability to continue to work in these parts of the world discussed above could be adversely affected if we were found to have violated certain U.S. laws, including the FCPA.

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

Our success depends, in part, on our ability to obtain patents, licenses and other intellectual property rights covering our products and services. To that end, we have obtained certain patents and intend to continue to seek patents on some of our inventions and services. While we have patented some of our key technologies, we do not patent all of our proprietary technology, even when regarded as patentable. The process of seeking patent protection can be long and expensive. There can be no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries. Litigation, which could demand significant financial and management resources, may be necessary to enforce our patents or other intellectual property rights. Also, there can be no assurance that we can obtain licenses or other rights to necessary intellectual property on acceptable terms.

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

We are subject to a variety of environmental laws and regulations, which may result in increased costs and significant liability to our business.

We are subject to a variety of governmental laws and regulations both in the United States and abroad relating to protection of the environment and the use and storage of chemicals and gases used in our analytical and manufacturing processes and the discharge and disposal of wastes generated by those processes. These laws and regulations may impose joint and several, strict liability and failure to comply with such laws and regulations could result in the assessment of damages, fines and penalties, the imposition of remedial or corrective action obligations or the suspension or cessation of operations. Stringent laws and regulations could require us to acquire permits or other authorizations to conduct regulated activities, install and maintain costly equipment and pollution control technologies, or to incur other significant environmental-related expenses. If we fail to control the use, or adequately restrict the discharge of, hazardous substances or wastes, we could be subject to future material liabilities including remedial obligations. In addition, public interest in the protection of the environment has increased dramatically in recent years with governmental authorities imposing more stringent and restrictive requirements. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

The U.S. Senate and House of Representatives are currently considering bills, entitled “Fracturing Responsibility and Awareness of Chemicals Act,” or FRAC Act, to amend the federal Safe Drinking Water Act, or the SDWA, to repeal an exemption from regulation for hydraulic fracturing.  Among other things, the FRAC Act proposes to amend the definition of “underground injection” in the SDWA to encompass hydraulic fracturing activities.  If enacted, such a provision could require hydraulic fracturing operations to meet permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting and recordkeeping obligations, and meet plugging and abandonment requirements.  The FRAC Act also proposes to require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater.  Although the legislation is still being developed, if it were enacted it could have an adverse effect on our operations.

We may be unable to attract and retain skilled and technically knowledgeable employees, which could adversely affect our business.

Our success depends upon attracting and retaining highly skilled professionals and other technical personnel. A number of our employees are highly skilled engineers, geologists and highly trained technicians, and our failure to continue to attract and retain such individuals could adversely affect our ability to compete in the oilfield services industry. We may confront significant and potentially adverse competition for these skilled and technically knowledgeable personnel, particularly during periods of increased demand for oil and gas. Additionally, at times there may be a shortage of skilled and technical personnel available in the market, potentially compounding the difficulty of attracting and retaining these employees. As a result, our business, results of operations and financial condition may be materially adversely affected.

We require a significant amount of cash to service our indebtedness, and our ability to generate cash will depend on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, and to fund planned capital expenditures depends, in part, on our ability to generate cash in the future.  This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

No assurance can be given that we will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service and repay our indebtedness or to fund our other liquidity needs.  If we are unable to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital.  We cannot assure that any refinancing or debt restructuring would be possible or, if possible, would be completed on favorable or acceptable terms, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on acceptable terms.  Disruptions in the capital and credit markets could adversely affect our ability to refinance our indebtedness, including our ability to borrow under our existing Credit Facility.   Banks that are party to our existing Credit Facility may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 1.8 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.4 million square feet and own approximately 0.4 million square feet.  We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Houston, Texas; Calgary, Canada; Kuala Lumpur, Malaysia; Rotterdam, The Netherlands; Abu Dhabi, UAE; and Aberdeen, Scotland. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have significant manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment.  Our facilities are adequate for our current operations. However, expansion into new facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended December 31, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE are set in the following table for the periods indicated.

	High	Low
2009
First Quarter	$77.62	$60.49
Second Quarter	98.93	71.28
Third Quarter	104.95	78.10
Fourth Quarter	119.34	98.58
2008
First Quarter	$129.91	$102.08
Second Quarter	146.47	117.48
Third Quarter	144.21	91.76
Fourth Quarter	99.40	48.52

On February 18, 2010, the closing price, as quoted by the NYSE, was $124.06 per share and there were 22,308,408 common shares issued and outstanding held by approximately 300 record holders and approximately 53,295 beneficial holders.  These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In July 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.10 per share were paid in August and November 2008 and in March, May, August and November of 2009.  In January 2010, our Board of Supervisory Directors approved a dividend of $0.12 per share, representing a 20% increase in the quarterly dividend, to be paid in February 2010.  In addition, special non-recurring cash dividends of $1.00 per share and $0.75 per share were paid in August 2008 and August 2009, respectively.  The declaration and payment of future dividends, will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor’s 500 Index and the Standard & Poor’s Oil & Gas Equipment and Services Index (which has been selected as our peer group) for the period beginning December 31, 2004 and ending December 31, 2009. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2004 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2009

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2009:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (3)
October 1-31, 2009	0	0	0	3,994,265
November 1-30,2009 (1)	114	$106.27	114	3,994,501
December 1-31, 2009 (2)	2,144	$108.22	2,144	3,999,857
Total	2,258	$108.12	2,258	3,999,857

(1)	114 shares valued at $12 thousand, or $106.27 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2)	2,144 shares valued at $0.2 million, or $108.22 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(3)	During the quarter 8,350 shares were distributed from the share repurchase program relating to stock-based awards and stock options.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months.  This authorization was renewed at subsequent annual shareholder meetings.  At a special shareholders’ meeting on January 29, 2009, following a change in Dutch law that permitted us to repurchase up to 50% of our issued share capital in open market purchases, our shareholders authorized an extension through July 29, 2010 to purchase up to 25.6% of our issued share capital, consisting of 10% of our issued share capital to be used for any legal purpose, and an additional 15.6% of our issued share capital to fulfill obligations relating to the Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2009, we have repurchased 15,480,228 shares for an aggregate purchase price of approximately $633.8 million, or an average price of $40.94 per share and have cancelled 12,767,747 shares at a cost of $373.3 million. At December 31, 2009, we held 2,533,252 shares in treasury and have the authority to repurchase 3,999,857 additional shares under our stock repurchase program. The cancellation of shares has also been approved by shareholders at prior shareholder meetings.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements.

	Year Ended December 31,
	2009	2008 (3)	2007 (3)	2006 (3)	2005
	(in thousands, except per share and other data)

Financial Statement Data:
Revenues	$695,539	$780,836	$670,540	$575,689	$483,467
Income from continuing operations attributable to Core Laboratories N.V.	113,604	131,166	111,212	81,045	31,717
Net income attributable to Core Laboratories N.V.	113,604	131,166	111,212	81,045	31,211
Working capital	284,129	139,955	116,276	130,249	83,689
Total assets	658,166	521,535	476,754	467,244	394,601
Long-term debt and capital lease obligations,
including current maturities	209,112	194,568	230,594	214,503	88,648
Total equity	281,758	188,285	108,026	127,572	214,257
Earnings Per Share Information:
Income from continuing operations attributable to Core Laboratories N.V.:
Basic	$4.95	$5.70	$4.72	$3.22	$1.22
Diluted	$4.87	$5.48	$4.56	$3.01	$1.13
Net income attributable to Core Laboratories N.V.:
Basic	$4.95	$5.70	$4.72	$3.22	$1.20
Diluted	$4.87	$5.48	$4.56	$3.01	$1.11
Weighted average common shares outstanding:
Basic	22,969	23,008	23,537	25,157	26,038
Diluted	23,328	23,944	24,408	26,888	28,008
Cash dividends declared per share	$1.15	$1.20	$-	$-	$-
Other Data:
Current ratio (1)	3.7:1	2.5:1	2.2:1	2.5:1	2.2:1
Debt to capitalization ratio (2)	34%	52%	69%	62%	28%

________________

(1)	Current ratio is calculated as follows: current assets divided by current liabilities.

(2)	Debt to capitalization ratio is calculated as follows: debt divided by the sum of cash, debt and equity.

(3)	Results have been revised upon adoption of FASB Accounting Standards Codification 470-20. See Note 8 Debt and Capital Lease Obligations for more information.

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

In 2007, prices for crude oil climbed throughout the year reaching record highs which continued to drive the increase in the oilfield service sector activity levels. Prices for crude oil continued their rapid climb through the first half of 2008 reaching an all time high before quickly declining the second half of the year to 2004 levels due to a decrease in demand driven by the economic downturn.  During 2009, prices for crude remained low, but climbed through the year returning to mid-2007 levels by year-end.

Prices for natural gas continued to increase through the first half of 2008 as general oil market conditions in the United States improved along with a continued increase in global demand which contributed to increasing the price for natural gas as well as its derivative crude-oil products and petrochemical products. Later in 2008, as the downturn in the economy began, commodity prices began a downward slide due primarily from a decline in demand.  Natural gas prices continued to decline during the first quarter of 2009 before showing a gradual but steady improvement through the last quarters of the year returning to a level slightly higher than at the beginning of the year as the economy began to show signs of recovery.

The following table summarizes the average worldwide and U.S. rig counts for the years ended December 31, 2009, 2008 and 2007, as well as the annual average spot price of a barrel of West Texas Intermediate crude and an MMBtu of natural gas:

	2009	2008	2007

Worldwide Average Rig Count (1)	2,304	3,336	3,116
U.S. Average Rig Count (1)	1,086	1,878	1,768
Average Crude Oil Price per Barrel (2)	$61.95	$99.67	$72.34
Average Natural Gas Spot Price per MMBtu (3)	$3.94	$8.89	$6.96

(1) Twelve month average rig count as reported by Baker Hughes Incorporated - World-wide Rig Count .
(2) Average daily West Texas Intermediate crude spot price.
(3) Obtained from U.S. Department of Energy Natural Gas Weekly Update daily average of the Henry Hub spot price for the years ended December 31, 2009, 2008, and 2007 per the New York Mercantile Exchange.

For most of 2008, global demand for oil and gas and drilling activity were at the highest levels in over twenty years.  In the second half of 2008, the financial market crisis and beginnings of a global economic recession led to a decrease in demand for oil and gas and oilfield activity in North America began to decline as oil and gas companies reduced their spending levels.  As a result, the North American rig count began to fall dramatically in late 2008 and in 2009, the average rig count in North America was down over 40% as prices for oil and gas were also down significantly from recent years.  However, oil and gas prices began to increase in the second half of 2009 and the North American Rig count began to rise slightly in the last quarter of 2009.  Industry activity levels outside of North America did not experience these same reductions that North America did in the latter part of 2008, however in 2009 the international market activity also declined as the global demand for energy weakened.

In 2008, the higher industry wide activity levels resulted in increased revenues for us in 2008 across all of our business segments.  Despite the significant decrease in the global demand for the energy industry’s products and services in 2009, our 2009 annual revenues only decreased by 11%.  In North America, our 2009 sales revenues declined by 16%, a much lower rate than the 42% decrease in the average North American rig count from 2008 to 2009.  The increase in North American activity in the fourth quarter of 2009 as well as our improved penetration of international markets throughout the year helped to mitigate the impact of lower industry-wide demand levels for some of our products and services during 2009.  Additionally, our operating income was only down 10% as we were able to reduce costs and substantially maintain our overall margins.  Revenues in 2009 for our Reservoir Description segment, which is not as sensitive to North America drilling activity, decreased slightly by 5% due to the downturn in the global economy; however, operating income increased due to our cost reduction efforts.  Our Production Enhancement revenues and operating income for 2009 decreased primarily due to the sharp decline in the North American drilling activity; however, the segment performed strong when compared to the decrease in the average North American rig count.  The results for our Reservoir Management group showed a modest decrease as our customer’s spending levels decreased in 2009, but still performed well primarily to the success of our multi-client reservoir studies.

Outlook

We continue our efforts to expand our market presence by opening facilities in strategic areas and realizing synergies within our business lines.  We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on current market conditions existing at the time our targets were established.  Based on recent developments, we believe that the current level of activities, workflows, and operating margins outside North America will grow slightly and that North American activity levels will gradually increase in response to natural gas prices stabilizing.  Recent natural gas production data indicates that the North American supply is now decreasing and may continue to decrease over the next several quarters.  In addition, the North American rig count has recently increased slightly.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our dividend and share repurchase programs from a combination of cash on hand, cash flow from operating activities and available borrowings under our revolving credit facility

Critical Accounting Policies and Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP") and require us to make estimates and assumptions during their preparation which requires judgment. Our accounting policies and procedures are explained in Note 2 to the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.  The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2009:

Revenue Recognition

Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are performed or product title is transferred. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Training and consulting service revenues are recognized as the services are performed.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate.  Based on our review, we establish or adjust allowances for specific customers and the accounts receivable as a whole.  Our allowance for doubtful accounts at December 31, 2009 was $3.2 million compared to $3.5 million at December 31, 2008.

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

Provisions for asset impairment are charged to income when the net book value of the assets, or carrying value, is determined to be unrecoverable and the carrying value exceeds the fair value of the assets.  Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants.  We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2009, 2008 or 2007.
We review our goodwill, the excess of the purchase price over the fair value of net assets acquired in business combinations, at least annually for impairment or more frequently if an event occurs which may indicate impairment during the year.  We evaluated assets with indefinite lives, including goodwill and certain intangible assets, for impairment comparing the fair value of our reportable segments to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments.  Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants.  If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated.  If impairment is indicated, the fair value of the reportable segment would be determined.  Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified.  Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not identify a triggering event or record impairment charges relating to our goodwill during the years ended December 31, 2009, 2008 or 2007.

Inventory Valuation Allowances

Our valuation reserve for inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory.  Should these assumptions and judgments not occur, our valuation allowance would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2009 was $2.2 million compared to $1.7 million at December 31, 2008.  If we overestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized.  Valuation allowances of our net deferred tax assets aggregated $10.7 million and $9.4 million at December 31, 2009 and 2008, respectively.  If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested.  Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes.  We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Pensions and Other Postretirement Benefits

We maintain a defined benefit pension plan for substantially all of our Dutch employees hired before 2007.  As required by current accounting standards, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost.  The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates.  Actual results could differ from those estimates.  See Note 10, Pensions and Other Postretirement Benefit Plans.  Furthermore, we sponsor several defined contribution plans for the benefit of our employees.  We expense these contributions in the period the contribution is made.

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations.  The following table summarizes key estimates and assumptions used to prepare our Consolidated Financial Statements for the years ended December 31, 2009, 2008 or 2007.

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

Pensions and other postretirement benefits
We utilize an actuary to assist in determining the value of the projected benefit obligation under a Dutch pension plan.  This valuation requires various estimates and assumptions concerning mortality, future pay increases and discount rate used to value our obligations.  In addition, we recognize net periodic benefit cost based upon these estimates.
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

Off-Balance Sheet Arrangements

Other than normal operating leases, we do not have any off–balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Results of Operations

Results of operations as a percentage of applicable revenues are as follows (dollars in thousands):

	Year Ended						% Change
REVENUES:	2009		2008		2007		2009/2008	2008/2007
Services	$553,772	79.6%	$597,695	76.5%	$508,046	75.8%	(7.3%)	17.6%
Product Sales	141,767	20.4%	183,141	23.5%	162,494	24.2%	(22.6%)	12.7%
	695,539	100.0%	780,836	100.0%	670,540	100.0%	(10.9%)	16.4%
OPERATING EXPENSES:
Cost of services*	352,039	63.6%	387,145	64.8%	336,155	66.2%	(9.1%)	15.2%
Cost of product sales*	105,730	74.6%	127,637	69.7%	113,036	69.6%	(17.2%)	12.9%
Total cost of services and product sales	457,769	65.8%	514,782	65.9%	449,191	67.0%	(11.1%)	14.6%
General and administrative expenses	30,372	4.4%	31,646	4.1%	33,837	5.0%	(4.0%)	(6.5%)
Depreciation and amortization	23,818	3.4%	21,773	2.8%	19,476	2.9%	9.4%	11.8%
Other expense (income), net	(3,202)	(0.5%)	5,580	0.7%	(15,915)	(2.3)%	NM	NM
OPERATING INCOME	186,782	26.9%	207,055	26.5%	183,951	27.4%	(9.8%)	12.6%
Gain on repurchase of senior exchangeable notes	-	-%	2,829	0.4%	-	-%	(100.0%)	100.0%
Interest expense	15,523	2.3%	21,610	2.8%	18,379	2.7%	(28.2%)	17.6%
Income before income tax expense	171,259	24.6%	188,274	24.1%	165,572	24.7%	(9.0%)	13.7%
Income tax expense	57,164	8.2%	56,766	7.3%	54,257	8.1%	0.7%	4.6%
Net income	114,095	16.4%	131,508	16.8%	111,315	16.6%	(13.2%)	18.1%
Net income attributable to non-controlling interest	491	0.1%	342	-%	103	-%	43.6%	232%
Net income attributable to Core Laboratories N.V.	$113,604	16.3%	$131,166	16.8%	$111,212	16.6%	(13.4%)	17.9%

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.

Operating Results for the Year Ended December 31, 2009 Compared to the Years Ended December 31, 2008 and 2007

We evaluate our operating results by analyzing revenues, operating income margin (defined as operating income divided by total revenue) and net income margin (defined as net income divided by total revenue).  Since we have a relatively fixed cost structure, increases in revenues generally translate into higher operating income margin and income margin percentages.  Results for the years ended December 31, 2009, 2008 and 2007 are summarized in the following chart:

Service Revenues

Service revenues decreased to $553.8 million for 2009 from $597.7 million for 2008 and $508.0 million for 2007.  The decrease in revenue in 2009 compared with 2008 was the result of a significant decline in oil and gas prices and drilling activity from record highs reached mid-year 2008; however, this decrease was softened by our improved penetration of international markets in 2009.  Activity in North America is significantly down from 2008 levels; however, the United States began showing improvement in the fourth quarter of 2009.  Our large scale core analyses and reservoir fluid projects combined with our fluid and derived products inspection, calibration and assay work continue to provide meaningful revenue streams in the Middle East, Asia-Pacific, offshore deepwater regions of the Gulf of Mexico and the southern-Atlantic margins off the coast of West Africa and Brazil.

Product Sale Revenues

Product sale revenues decreased to $141.8 million for 2009, from $183.1 million for 2008 and $162.5 million for 2007.  Our product sales revenues were impacted by the significant decline in the North American drilling activity during 2008 and 2009; however, our revenues declined at a much lower rate compared to the 42% decrease in the average North American rig count from 2008 to 2009.  We have been able to offset the drop in demand by gaining  additional market share primarily through the acceptance of our specialized reservoir optimizing technologies introduced over the last three years.  These specialized reservoir optimizing technologies are focused on high-end well completion and stimulation programs mainly in the Haynesville, Marcellus and Eagle Ford shale plays and in multi-stage completions in the Bakken oil-shale play. The incremental improvement in revenue from 2007 to 2008 was consistent with the higher revenues we experienced for our services, a 13% year-over-year increase for the period ended December 31, 2008. This increase was primarily the result of continued market penetration and acceptance of new reservoir optimizing technologies introduced in 2007 and 2008 coupled with improved pricing and the continued increase in drilling activity on a global basis during such period, specifically for natural gas in the North American markets which resulted in higher demand for our well completion products.

Cost of Services

Cost of services decreased to $352.0 million for 2009 from $387.1 million for 2008 and $336.2 million for 2007.  As a percentage of service revenue, cost of services have steadily decreased to 63.6% in 2009 from 64.8% in 2008 and 66.2% in 2007.  The continuous decline in the cost of services relative to service revenue has been primarily a result of proactive personnel expense control actions put in place to protect against potential market declines and our continued focus on emphasizing higher value and thus higher margin services.

Cost of Product Sales

Cost of product sales decreased to $105.7 million for 2009 from $127.6 million for 2008 and $113.0 million for 2007.  As a percentage of product sale revenues, cost of sales increased to 74.6% for 2009 compared to 69.7% for 2008 and 69.6% for 2007.  The reduction in margins from 2008 to 2009 came primarily from reduced manufacturing efficiencies associated with lower production levels as a result of the significant decline in North American drilling activity. The improvement in margins for 2008 as compared to 2007 was largely attributable to the growing demand for our new technologies which are our higher margin products, from an overall increase in sales, continued efforts to enhance our manufacturing efficiencies, improved pricing on newly released products and improved inventory management.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were 4% lower in 2009 than in 2008. These expenses also decreased in 2008 by 6.5% in comparison to 2007 primarily due to lower compensation benefits for certain members of management.

Depreciation and Amortization Expense

Depreciation and amortization expense increased $2.0 million in 2009 compared to 2008, and increased $2.3 million in 2008 compared to 2007.  These increases in depreciation and amortization expense were primarily due to normal capital expenditures for replacement of existing equipment and investment in areas of growth.

Other Expense (Income), Net

The components of other expense (income), net, were as follows (in thousands):

	Year Ended
	2009	2008	2007

Loss (gain) on sale of assets	$90	$(2,015)	$(10,354)
Equity in loss (income) of affiliates	(92)	(300)	656
Foreign exchange loss (gain)	(331)	6,555	(1,413)
Interest income	(138)	(848)	(1,282)
Non-income tax expense (gain)	(2,500)	5,030	-
Other	(231)	(2,842)	(3,522)
Total other expense (income), net	$(3,202)	$5,580	$(15,915)

During the later part of 2008, the USD strengthened significantly against most other currencies across the globe.  As a result, we experienced unusually high losses in foreign currency translation for the fourth quarter of 2008.  In 2009, most foreign currencies partially recovered some of the value lost in 2008 against the USD, and as a result we experienced foreign currency translation gains.  However, virtually all the foreign currency gains experienced in 2009 were offset by our foreign currency losses related to Venezuela.

In 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded in the Consolidated Statements of Operations to Other Expense (Income), net.  This contingent liability is included in Other Long-term Liabilities in the Consolidated Balance Sheet at December 31, 2008.  As a result of finalizing a settlement agreement for $2.5 million, we released the remaining $2.5 million during the second quarter of 2009.

In 2008, we recorded a gain of $1.1 million in connection with the sale of a small office building.

In  2007, we moved our administrative and operational offices to a building better suited for our current operating activities in Russia and sold our building in Moscow for approximately $13.1 million which resulted in a gain of $10.2 million.

Gain on Repurchase of Senior Exchangeable Notes

During the fourth quarter of 2008, we repurchased $61.3 million of our senior exchangeable notes at a discount which resulted in a gain of $2.8 million.

Interest Expense

Interest expense decreased $6.1 million in 2009 compared to 2008, and increased $3.2 million in 2008 compared to 2007.  At the end of the second quarter of 2008, the early conversion feature of the convertible Notes was triggered.  This resulted in the Notes being classified as short-term and required the write-off of $3.5 million in deferred debt acquisition costs to interest expense in the second quarter of 2008.  In the fourth quarter of 2008, we repurchased approximately 20% of the convertible Notes at a discount.  This discount is being amortized to interest expense using the effective interest method.  Consequently, the monthly amortization of the debt discount is lower in 2009.  Cash interest expense was only $0.6 million, $0.8 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Income Tax Expense

Income tax expense increased $0.4 million in 2009 compared to 2008 despite a decrease in net income before taxes due primarily to the recapture of tax consolidation benefits in Mexico with respect to recent changes in the tax laws and additional taxes provided for specific tax uncertainties in the various jurisdictions in which we operate.  Income tax expense increased $2.5 million in 2008 compared to 2007 due to an increase in earnings of $22.7 million offset by a decrease in the tax rate. The effective tax rate was 33.4% for 2009, 30.2% for 2008 and 32.8% for 2007. The higher tax rate for 2009 was due to the recapture of tax consolidation benefits in Mexico with respect to recent changes in the tax laws, additional taxes provided for specific tax uncertainties in the various jurisdictions in which we operate and the operational losses and asset write down in Venezuela that are without tax benefit.  The higher tax rate for 2007 compared to 2008 was due to an additional accrual for an ongoing tax uncertainty in one of our taxing jurisdictions.

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.

Segment Revenues
	For the Years Ended December 31,
(dollars in thousands)	2009	% Change	2008	% Change	2007

Reservoir Description	$414,934	(4.7%)	$435,425	16.3%	$374,455
Production Enhancement	230,652	(21.3%)	293,017	19.7%	244,830
Reservoir Management	49,953	(4.7%)	52,394	2.2%	51,255
Total Revenues	$695,539	(10.9%)	$780,836	16.4%	$670,540

Segment Operating Income
	For the Years Ended December 31,
(dollars in thousands)	2009	% Change	2008	% Change	2007

Reservoir Description (1)	$106,421	4.6%	$101,783	1.8%	$99,950
Production Enhancement	65,076	(30.0%)	93,025	35.0%	68,917
Reservoir Management	14,620	(9.9%)	16,224	10.7%	14,650
Corporate and other (3)	665	NM (2)	(3,977)	NM (2)	434
Operating Income	$186,782	(9.8%)	$207,055	12.6%	$183,951

(1) 2007 results include a $10.2 million gain from sale of an asset.
(2) "NM" means not meaningful.
(3) “Corporate and other" represents those items that are not directly relating to a particular segment.

Segment Operating Income Margins (1)
	For the Years Ended December 31,
	2009	2008	2007
	Margin	Margin	Margin
Reservoir Description	25.6%	23.4%	26.7%
Production Enhancement	28.2%	31.7%	28.1%
Reservoir Management	29.3%	31.0%	28.6%
Total Company	26.9%	26.5%	27.4%

(1) Calculated by dividing "Operating Income" by "Revenue".

Reservoir Description

Revenues for our Reservoir Description segment decreased by 4.7% in 2009 compared to 2008, after growing 16.3% in 2008 compared to 2007.  The revenue decrease in 2009 was the result of a significant decline in oil and gas prices and drilling activity from record highs in 2008, which affected demand for some of the services in this segment. Due to our significant international operations and projects such as our reservoir rock and reservoir fluids characterization projects, this segment has continued to improve its operating income and margins despite the recent downturn experienced throughout the industry. During 2009, we have experienced increased demand for our services in the Middle East and Asia-Pacific and for our continued large scale core analyses studies as well as crude oil and derived petroleum products characterization studies on a global basis. Other areas that continue to provide revenue growth are the continued expansion of worldwide deepwater projects in West Africa, Brazil and the Gulf of Mexico and the North American gas shale plays in the Eagle Ford, Haynesville, Muskwa and other active fields.  Revenue increases in 2008 over 2007 resulted from continued demand for our reservoir rock and especially for our reservoir fluids characterization services in the Middle East and Asia-Pacific, along with our reservoir optimizing technologies in several North American projects related to the Canadian oil sands, tight gas sands and multiple gas-shale reservoirs. The revenue growth was also driven, in part, by the continued expansion of worldwide deepwater projects.

Operating income and operating income margin increased in 2009 from 2008 due to continued emphasis on higher value and thus higher margin services on internationally-based development and production-related crude oil projects, in addition to the de-emphasis of the more cyclical exploration-related projects.  There also has been a continued emphasis on controlling costs.  Operating income remained flat and operating income margin decreased from 2007 to 2008 due to unusually large foreign exchange losses incurred during the second half of 2008 which offset the effect of our continued growth of higher value-added and consequently higher margin products.

Production Enhancement

Revenues for our Production Enhancement segment decreased 21.3% in 2009 compared to 2008, primarily due to the significant decline in North American drilling activity.  However, during this period, where the average rig count for North America has dropped 42%, we have maintained our focus on high-end well completion and stimulation programs, which has resulted in improved market penetration and client acceptance of our well perforating and completion products and our fracture diagnostic services and our concentrated focus on the Haynesville, Marcellus, and Eagle Ford Shale developments. As a result, we have been able to moderate the decline in our revenues versus the declining drilling activity levels when comparing year over year. The downward trend in the North America rig count that started in the latter half of 2008 appears to have stabilized. Revenues for our Production Enhancement segment grew 19.7% in 2008 compared to 2007, primarily due to increased market penetration and client acceptance of our well perforating and completion products and fracture diagnostic services which are being used in tight gas sands and gas-shale reservoirs. With the increase in drilling activities, demand for our well perforating and completion products and diagnostic services has also increased, facilitated by the continued improvements in our technologies such as the SpectraChem®, SuperHERO™, and SuperHERO Plus+™.

Operating income for this segment decreased to $65.1 million in 2009 from $93.0 million in 2008, a decrease of 30.0%. The decrease in margins in 2009 was primarily driven by the significant decline in North American drilling activities, and as a result, we have reduced manufacturing levels which has negatively impacted the efficiency of our manufacturing operations.  Additionally, reduced demand in North America has decreased margins due to pressure on pricing; however, this has been partially offset by our continued market penetration of higher-margin services including our proprietary and patented fracture diagnostic technologies, such as our SpectraScan™ and recently introduced SpectraChem Plus® tracer service coupled with an on-going emphasis on controlling costs.  Operating income for this segment increased to $93.0 million in 2008 from $68.9 million in 2007, an increase of 35.0%.  The improvement in 2008 over 2007 was due primarily to increased sales of higher-margin services and products including our proprietary and patented fracture diagnostic technologies, such as SpectraScan™ and SpectraChem® tracer services. Additionally, the demand for our technology in fracture diagnostics continued to increase as drilling activity increased in unconventional gas reservoirs.  Also driving the increase was the higher-margin GTX-SPAN™ casing patches and the recently introduced SuperHERO™ and SuperHERO Plus+™ perforating charges and gun systems for which sales have increased with global demand, while improvements in manufacturing efficiencies resulted in higher productivity per employee and lower overall costs per unit.

Reservoir Management

Revenues for our Reservoir Management segment decreased to $50.0 million in 2009 from $52.4 million in 2008 and $51.3 million in 2007.  This decline was a result of lower demand for our permanent well monitoring instrumentation in Canada oil sands and our decision to stop selling these systems in Venezuela.  We continued to grow revenue due to continuation of our multi-client reservoir studies, especially studies pertaining to unconventional gas reservoirs, to partially offset reduced demand for our reservoir monitoring systems.  Additional studies recently initiated include the expansion of our unconventional natural gas reservoir studies to different regions in North America, deepwater studies off the coast of Brazil and West Africa, and a study on the petroleum potential of offshore Vietnam. Significant studies in 2009 and 2008 were Reservoir Characterization and Production Properties of Gas Shales and Geological, Petrophysical, and Geomechanical Properties of Tight Gas Sands and several other proprietary studies.

Operating income for this segment decreased to $14.6 million in 2009 compared to $16.2 million in 2008 and $14.7 million in 2007.  The decrease was primarily due to the decline in sales of our reservoir monitoring systems.

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

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities less capital expenditures.  Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
Free Cash Flow Calculation	2009	2008	2007
Net cash provided by operating activities	$181,873	$155,207	$125,695
Less: capital expenditures	(17,289)	(30,950)	(23,827)
Free cash flow	$164,584	$124,257	$101,868

The increase in free cash flow in 2009 compared to 2008 and 2007 was due to an increase in cash provided by operating activities primarily as a result of improvements in working capital and lower capital expenditures.  Working capital was $284.1 million and $140.0 million at December 31, 2009 and 2008, respectively.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash provided by/(used in):
Operating activities	$181,873	$155,207	$125,695
Investing activities	(18,540)	(41,108)	(19,975)
Financing activities	(18,426)	(103,578)	(134,326)
Net change in cash and cash equivalents	$144,907	$10,521	$(28,606)

The increase in cash flow from operating activities in 2009 compared to 2008 was primarily due to continued strong collections of receivables, approximately $9 million of advance payments from customers and deferred tax liabilities offset by a decrease in net income.  The increase in cash flow from operating activities in 2008 compared to 2007 was primarily due to an increase in net income, a decrease in prepaid and other current assets and a reduction in growth of accounts receivable offset by an increase in inventory and a decrease in other long term liabilities.

Cash flow used in investing activities decreased $22.6 million in 2009 over 2008 due to reduced capital expenditures, and acquisition activity.  Cash flow used in investing activities increased $21.1 million in 2008 over 2007 due to an increase in capital expenditures, an increase in acquisitions and a reduction in cash proceeds from the sale of fixed assets.

Cash flow used in financing activities in 2009 decreased $85.2 million compared to 2008 due to a reduction in the repurchase of our common shares and repurchase of our senior exchangeable notes partially offset by proceeds from the sale of the note hedge claim. Cash flow used in financing activities in 2008 decreased $30.7 million compared to 2007 due to a reduction in the repurchase of our common shares offset by additional debt payments from the repurchase of our Notes and the payment of cash dividends in 2008. Additionally, cash received from exercised stock options and the tax benefit received from stock-based payments was $35.2 million lower in 2008 as compared to 2007.

During the year ended December 31, 2009, we repurchased 139,129 shares of our common stock for an aggregate amount of $9.4 million, or an average price of $67.48 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization.  We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest, stock options that are exercised, finance future acquisitions or to prepare for any obligation we may have to deliver common shares to the holders of our Senior Exchangeable Notes or pursuant to our warrants.  Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 25.6% of our issued share capital in treasury.  On January 29, 2009 at an extraordinary shareholder meeting, our shareholders authorized the extension of our share repurchase program of up to 25.6% of our issued share capital from time to time for an 18 month period until July 29, 2010. The extraordinary meeting authorized the Management Board to repurchase up to 10% of our issued share capital which may be used for any legal purpose and an additional 15.6% of our issued share capital which may only be used for the satisfaction of any obligation we may have to deliver shares pursuant to our Senior Exchangeable Notes when they become due or pursuant to our warrants.  We believe this share repurchase program has been beneficial to our shareholders.  Our share price has increased from $8.05 per share in 2002, when we began to repurchase shares, to $118.12 per share on December 31, 2009, an increase of over 1,367%.

Credit Facilities and Available Future Liquidity

In November 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes due 2011 (the "Notes") to qualified institutional buyers.  The Notes bear interest at a rate of 0.25% per year and are fully and unconditionally guaranteed by Core Laboratories N.V.  The Notes are exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances at a current conversion rate of 10.8012 shares per $1,000 principal amount of Notes, subject to anti-dilution adjustments.  Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. The Notes bear interest at a rate of 0.25% per year payable semi-annually on May 6 and November 6 of each year, beginning on May 6, 2007.

We maintain a revolving credit facility (the "Credit Facility") with an aggregate borrowing commitment of $100.0 million, with an option to increase the commitment under the credit facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due when it matures in December 2010 and only requires semi-annual interest payments until maturity.  These interest payments are based on the interest period selected. Our available borrowing capacity under the Credit Facility at December 31, 2009 was $87.5 million.  Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $12.5 million at December 31, 2009 relating to certain projects in progress.

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

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:

Long-term debt (1)	$238,658	$-	$238,658	$-	$-
Operating leases	23,930	6,682	8,809	4,706	3,733
Pension (2)	2,721	2,721	-	-	-
Total contractual obligations	$265,309	$9,403	$247,467	$4,706	$3,733

(1) Not included in the above balances are anticipated cash payments for interest of $0.6 million a year for 2010-2011 for a total of $1.2 million on the long-term debt that is due November 2011.
(2) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2009.  Not included in the table above are uncertain tax positions that we have accrued for at December 31, 2009.  We have not included accruals for uncertain tax positions in the table above, as the amounts and timing of payment, if any, are uncertain.

At December 31, 2009, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $36.5 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2009. If unused, these carry-forwards which are subject to expiration may expire during the years 2010 through 2019. During 2009, $2.3 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to be approximately $20 million to $25 million in 2010 which will be used to fund our growth through the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment and to consolidate certain facilities to gain operational efficiencies. In addition, we plan to continue to (i) repurchase our common shares on the open market through our stock repurchase program, (ii) repurchase our Notes, (iii) pay a dividend or (iv) acquire complimentary technologies. Our ability to continue these initiatives depends on, among other things, market conditions and our ability to generate free cash flow.

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

Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification ("Codification"). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We applied the Codification to our Annual Report on Form 10-K for the period ending December 31, 2009. The Codification does not change GAAP and did not have an effect on our financial position or results of operations.

In June 2009, the FASB issued an update to ASC 810-10, Consolidation –Variable Interest Entities, which becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009.  This new guidance requires revised evaluations of whether entities represent variable interest entities, modifies the analysis by which a controlling interest of a variable interest entity is determined, requires ongoing assessments of control over such entities and provides guidance on the additional disclosure requirements for variable interests.  We do not expect this new guidance to have a material impact on our financial statements.

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

The above description of risks and uncertainties is by no means all-inclusive, but is designed to highlight what we believe are important factors to consider.  For a more detailed description of risk factors, please see "Item 1A. Risk Factors" in this Form 10-K and our reports and registration statements filed from time to time with the SEC.

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

Interest Rate Risk

From time to time, we are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2009, we had no variable rate debt outstanding.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.)  Foreign exchange gains and losses are the result of fluctuations in the USD against foreign currencies and are included in other expense (income) in the statements of operations.  We recognize foreign exchange gains or losses in countries where the USD has fluctuated against the local currency based on our net monetary asset or liability position denominated in that local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):
	Year Ended December 31,
Losses (gains) by currency	2009	2008	2007

Australian Dollar	$(438)	$654	$(15)
British Pound	(106)	654	48
Canadian Dollar	(1,686)	2,706	(637)
Euro	(81)	(132)	(374)
Mexican Peso	(99)	683	73
Russian Ruble	421	688	(562)
Venezuelan Bolivar	1,335	(2)	6
Other currencies	323	1,304	48
Total losses (gains)	$(331)	$6,555	$(1,413)

As a result of the political and financial instability in Venezuela, the Bolivar ("VEB") declined in value relative to other currencies.  In January 2010, the Venezuelan government announced that the fixed official exchange rate would be changed to a dual system that includes a rate of 2.6 VEB per USD for food and heavy machine importers and a rate of 4.3 VEB per USD for all others from 2.15 VEB per USD.  However, the freely traded or parallel market valued the exchange rate at approximately 5 VEB per USD at year end.  Management determined the parallel market rate is the most appropriate rate to use for remeasuring the financial statements. Using the parallel market rate, we recognized a devaluation of our net monetary assets resulting in a foreign exchange loss of approximately $1.3 million in the fourth quarter of 2009. At December 31, 2009, our net monetary assets denominated in VEB in Venezuela were $1.2 million. We continue to de-emphasize our operations and financial position in this country.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2009 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2010 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following reports, financial statements and schedules are filed herewith on the pages indicated:

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Account

(b)	Exhibits

The following exhibits are incorporated by reference to the filing indicated or are filed herewith.
Exhibit No.		Exhibit Title	Incorporated by Reference from the Following Documents

3.1	-	Articles of Association of the Company, as amended (including English translation)	Form F-1, September 20, 1995 (File No. 000-26710)

3.2	-	Amendments to the Articles of Association of Core Laboratories N.V.	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders

4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 001-14273)

4.2	-	Purchase Agreement, dated October 31, 2006 among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.3	-
Indenture, dated November 6, 2006, among Core Laboratories LP, as Issuer, Core Laboratories N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 0.25% Senior Exchangeable Notes due 2011
Form 8-K, November 6, 2006 (File No. 001-14273)

4.4	-	Registration Rights Agreement, dated as of November 6, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.5	-	Note Hedge Confirmation, dated October 31, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.6	-	Warrant Confirmation, dated October 31, 2006 among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.7	-	Amendment to Note Hedge Confirmation, dated November 15, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

4.8	-	Amendment to Warrant Confirmation, dated November 15, 2006 among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated April 28, 1997 for Annual Meeting of Shareholders (File No. 000-26710)

10.2	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995 (File No. 000-26710)

10.3	-
Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997
Form S-3, October 31, 1997 (File No. 333-39265)

10.4	-	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 19981	Form 10-K, March 31, 1998 (File No. 000-26710)

10.5	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 19991	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.6	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 19991	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.9	-	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as Amended and Restated Effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.10	-	Amendment to Core Laboratories Supplement Executive Retirement Plan1	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.11	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and David Demshur1	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.12	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Richard L. Bergmark1	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.13	-	Amendment to Restated Employment Agreement dated December 31, 2001 between Core Laboratories N.V. and Monty L. Davis1	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.14	-	Non-Employee Director Compensation Summary	From 10-K, February 20, 2008 (File No. 001-14273)

10.15	-
Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of March 24, 2005
Form 10-Q, May 4, 2005 (File No. 001-14273)

10.16	-
First Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of December 20, 2005
Form 8-K, December 23, 2005 (File No. 001-14273)

10.17	-	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders

10.18	-
Second Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of July 7, 2006
Form 8-K, November 7, 2006 (File No. 001-14273)

10.19	-
Third Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of November 6, 2006
Form 8-K, November 7, 2006 (File No. 001-14273)

10.20	-	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) 1	Form 10-K, February 20, 2007 (File No. 001-14273)

10.21	-	Form of Restricted Share Award Program Agreement1	Form 10-K, February 20, 2007 (File No. 001-14273)

10.22	-	Fourth Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank of America, N.A., and Banc of America Securities LLC, dated as of January 22, 2008	Form 8-K, January 23, 2008 (File No. 001-14273)

10.23	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 20071	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.24	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 20071	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.25	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 20071	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.26		Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 20081	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.27		Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 20081	Form 10-Q, May 12, 2008 (File No. 001-14273)

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date: February 19, 2010	By:	/s/ JAN WILLEM SODDERLAND
Jan Willem Sodderland
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 19th day of February 2010.

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
Alexander Vriesendorp

Report of Independent Registered Public Accounting Firm

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.  Additionally, as discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for certain convertible debt instruments, effective January 1, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Houston, Texas
February 19, 2010

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In thousands, except share and per share data)

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$181,045	$36,138
Accounts receivable, net of allowance for doubtful accounts of $3,202 and
$3,535 at 2009 and 2008, respectively	133,758	144,293
Inventories, net	32,184	34,838
Prepaid expenses and other current assets	43,550	20,376
TOTAL CURRENT ASSETS	390,537	235,645

PROPERTY, PLANT AND EQUIPMENT, net	98,784	103,463
INTANGIBLES, net	6,520	6,992
GOODWILL	148,600	148,600
DEFERRED TAX ASSET	-	17,708
OTHER ASSETS	13,725	9,127
TOTAL ASSETS	$658,166	$521,535

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,009	$41,588
Accrued payroll and related costs	24,368	28,637
Taxes other than payroll and income	8,183	7,949
Unearned revenues	16,528	7,932
Income taxes payable	15,433	-
Other accrued expenses	8,887	9,584
TOTAL CURRENT LIABILITIES	106,408	95,690

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	209,112	194,568
DEFERRED COMPENSATION	16,866	12,815
DEFERRED TAX LIABILITIES	7,692	-
OTHER LONG-TERM LIABILITIES	36,330	30,177
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 25,519,956 issued and 22,986,704 outstanding
at 2009 and 25,519,956 issued and 23,020,033 outstanding at 2008	1,430	1,430
Additional paid-in capital	61,719	53,019
Retained earnings	469,454	382,266
Accumulated other comprehensive income (loss)	(6,536)	(4,927)
Treasury shares (at cost), 2,533,252 at 2009 and 2,499,923 at 2008	(246,699)	(245,661)
Total Core Laboratories N.V. shareholders’ equity	279,368	186,127
Non-controlling interest	2,390	2,158
TOTAL EQUITY	281,758	188,285
TOTAL LIABILITIES AND EQUITY	$658,166	$521,535

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007

REVENUES:
Services	$553,772	$597,695	$508,046
Product sales	141,767	183,141	162,494
	695,539	780,836	670,540
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	352,039	387,145	336,155
Cost of product sales, exclusive of depreciation shown below	105,730	127,637	113,036
General and administrative expenses	30,372	31,646	33,837
Depreciation	23,106	21,063	18,791
Amortization	712	710	685
Other expense (income), net	(3,202)	5,580	(15,915)
OPERATING INCOME	186,782	207,055	183,951
Gain on repurchase of senior exchangeable notes	-	2,829	-
Interest expense	15,523	21,610	18,379
Income before income tax expense	171,259	188,274	165,572
Income tax expense	57,164	56,766	54,257
Net income	114,095	131,508	111,315
Net income attributable to non-controlling interest	491	342	103
Net income attributable to Core Laboratories N.V.	$113,604	$131,166	$111,212
EARNINGS PER SHARE INFORMATION:

Basic earnings per share attributable to Core Laboratories N.V.	$4.95	$5.70	$4.72

Diluted earnings per share attributable to Core Laboratories N.V.	$4.87	$5.48	$4.56

Cash dividends per share	$1.15	$1.20	$-

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,969	23,008	23,537
Diluted	23,328	23,944	24,408

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2006	25,608,511	$1,450	$23,182	$224,110	$(2,072)	2,383,390	$(174,834)	$1,446	$73,282
Change in accounting principle	-	-	55,907	(1,617)	-	-	-	-	54,290
Stock options exercised, net of capital taxes	1,426,135	76	18,378	-	-	-	-	-	18,454
Stock-based compensation, net of awards issued	229,650	12	4,655	-	-	-	-	-	4,667
Tax benefit of stock-based awards issued	-	-	28,936	-	-	-	-	-	28,936
Initial adoption of new standards related to accounting for income tax uncertainties	-	-	-	(3,341)	-	-	-	-	(3,341)
Repurchases of common shares	-	-	-	-	-	1,814,957	(181,812)	-	(181,812)
Cancellation of common shares	(4,183,347)	(238)	(75,151)	(279,378)	-	(4,183,347)	354,767	-	-
Non-controlling interest dividend	-	-	-	-	-	-	-	(63)	(63)
Comprehensive income:
Adjustment of unrecognized pension actuarial gain, net of $768 tax	-	-	-	-	2,244	-	-	-	2,244
Amortization of prior service cost and transition asset, net of $21 tax	-	-	-	-	54	-	-	-	54
Net income	-	-	-	111,212	-	-	-	103	111,315
Total comprehensive income									113,613

BALANCE, December 31, 2007	23,080,949	$1,300	$55,907	$50,986	$226	15,000	$(1,879)	$1,486	$108,026

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2007	23,080,949	$1,300	$55,907	$50,986	$226	15,000	$(1,879)	$1,486	$108,026
Stock options exercised, net of capital taxes	45,410	3	(1,220)	(579)	-	(40,579)	2,964	-	1,168
Stock-based compensation, net of awards issued	129,550	7	4,087	(1,830)	-	(32,850)	2,477	-	4,741
Tax benefit of stock-based awards issued	-	-	11,037	-	-	-	-	-	11,037
Repurchases of common shares	-	-	-	-	-	294,305	(31,740)	-	(31,740)
Cancellation of common shares	(1,655,000)	(104)	(70,921)	(49,209)	-	(1,655,000)	120,234	-	-
Dividends paid	-	-	-	(27,645)	-	-	-	-	(27,645)
Adjustment to previously reported treasury shares	3,919,047	224	58,116	279,377	-	3,919,047	(337,717)	-	-
Repurchases of senior exchangeable notes	-	-	(3,987)	-		-	-	-	(3,987)
Non-controlling interest contributions	-	-	-	-	-	-	-	370	370
Non-controlling interest dividend	-	-	-	-	-	-	-	(40)	(40)
Comprehensive income:
Adjustment of unrecognized pension actuarial loss, net of $1,782 tax	-	-	-	-	(5,207)	-	-	-	(5,207)
Amortization of prior service cost and transition asset, net of $18 tax	-	-	-	-	54	-	-	-	54
Net income	-	-	-	131,166	-	-	-	342	131,508
Total comprehensive income									126,355

BALANCE, December 31, 2008	25,519,956	1,430	53,019	382,266	(4,927)	2,499,923	(245,661)	2,158	188,285
Stock options exercised, net of capital taxes	-	-	(1,767)	-	-	(27,650)	2,175	-	408
Stock-based compensation, net of awards issued	-	-	(280)	-	-	(78,150)	6,176	-	5,896
Tax benefit of stock-based awards issued	-	-	170	-	-	-	-	-	170
Repurchases of common shares	-	-	-	-	-	139,129	(9,389)	-	(9,389)
Dividends paid	-	-	-	(26,416)	-	-	-	-	(26,416)
Sale of note hedge claim	-	-	10,577	-	-	-	-	-	10,577
Non-controlling interest dividend	-	-	-	-	-	-	-	(259)	(259)
Comprehensive income:
Adjustment of unrecognized pension actuarial loss, net of $632 tax	-	-	-	-	(1,845)	-	-	-	(1,845)
Amortization of prior service cost and transition asset, net of $81 tax	-	-	-	-	236	-	-	-	236
Net income	-	-	-	113,604	-	-	-	491	114,095
Total comprehensive income									112,486

BALANCE, December 31, 2009	25,519,956	$1,430	$61,719	$469,454	$(6,536)	2,533,252	$(246,699)	$2,390	$281,758

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,095	$131,508	$111,315
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	545	(233)	262
Provision for inventory obsolescence	807	101	231
Equity in (earnings) loss of affiliates	(92)	(300)	656
Stock-based compensation	5,896	4,741	4,667
Depreciation and amortization	23,818	21,773	19,476
Debt issuance costs amortization and finance charges	144	3,970	1,721
Non-cash interest expense	14,544	16,469	15,828
Loss (gain) on sale of assets	90	(2,015)	(10,354)
Gain on repurchase of senior exchangeable notes	-	(2,829)	-
Realization of pension obligation	364	54	(342)
Decrease (increase) in value of life insurance policies	(1,997)	3,904	(731)
Deferred income taxes	25,636	(9,596)	166
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	9,990	(5,025)	(24,721)
Inventories	1,847	(5,576)	1,047
Prepaid expenses and other current assets	(27,762)	3,926	(10,178)
Other assets	(1,060)	71	22
Accounts payable	(8,579)	1,454	2,173
Accrued expenses	18,813	(2,649)	5,663
Other long-term liabilities	4,774	(4,541)	8,794
Net cash provided by operating activities	181,873	155,207	125,695
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,289)	(30,950)	(23,827)
Patents and other intangibles	(240)	(354)	(317)
Acquisitions, net of cash acquired	-	(11,536)	(7,338)
Non-controlling interest - contribution	-	370	-
Proceeds from sale of assets	584	3,798	13,789
Premiums on life insurance	(1,595)	(2,436)	(2,282)
Net cash used in investing activities	(18,540)	(41,108)	(19,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	-	(61,046)	(4,246)
Proceeds from debt borrowings	-	5,000	4,516
Capital lease obligations	-	(351)	(7)
Stock options exercised	408	1,167	18,454
Repurchase of common shares	(9,389)	(31,740)	(181,812)
Proceeds from sale of note hedge claim	17,060	-	-
Debt refinancing costs	-	-	(167)
Dividends paid	(26,416)	(27,645)	-
Non-controlling interest - dividend	(259)	-	-
Excess tax benefits from stock-based payments	170	11,037	28,936
Net cash used in financing activities	(18,426)	(103,578)	(134,326)
NET CHANGE IN CASH AND CASH EQUIVALENTS	144,907	10,521	(28,606)
CASH AND CASH EQUIVALENTS, beginning of year	36,138	25,617	54,223
CASH AND CASH EQUIVALENTS, end of year	$181,045	$36,138	$25,617

Supplemental disclosures of cash flow information:
Cash payments for interest	$597	$763	$738
Cash payments for income taxes	$41,703	$56,081	$29,801

Non-cash investing and financing activities:
Financed capital expenditures	$1,810	$-	$-
Insurance premium financed	$-	$-	$3,024
Common stock issued related to compensation plans	$5,896	$4,741	$4,667

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP"), and include the accounts of Core Laboratories and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. All inter-company transactions and balances have been eliminated in consolidation. The equity method of accounting is used to record our interest in investments in which we have less than a majority interest and do not exercise significant control. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise significant control.  We record non-controlling interest associated with consolidated subsidiaries that are less than 100% owned.

Change in Accounting Principle

On January 1, 2009, we adopted the accounting guidance issued for debt with conversion and other options, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  The adoption of these accounting standards impacted the historical accounting for our Notes and has been applied retrospectively to all periods presented.

The cumulative effect of the change in accounting principle on periods prior to those presented are an increase to Additional Paid in Capital of $55.9 million, an increase to Deferred Tax Liabilities of $32.7 million, a decrease to Other Assets of $1.3 million with an offset to Retained Earnings of $1.6 million and a discount on the Notes of $88.3 million. The impact to net income was a decrease of $12.1 million and $9.9 million and a decrease to diluted earnings per share of $0.52 and $0.41 for the years ended December 31, 2008 and 2007, respectively.

Subsequent Events

We have performed an evaluation of subsequent events through February 18, 2010, which is the date the financial statements were issued.

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

Return to index

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less.  These items are carried at cost, which approximates market value.  For the years ended December 31, 2009 and 2008, cash equivalents included time deposits and money market investment accounts.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources.  Our trade receivables are with a variety of domestic, international and national oil and gas companies.  We had no clients who provided more than 10% of our revenues for the years ended December 31, 2009, 2008 and 2007.  We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients.  We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest.  We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate.  Based on our review we establish or adjust allowances for specific customers and the accounts receivable as a whole, and recognize expense.  When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts.  Our allowance for doubtful accounts totaled $3.2 million and $3.5 million at December 31, 2009 and 2008, respectively.

Inventories

Inventories consist of manufactured goods, materials and supplies used for sales or services to clients. Inventories are stated at the lower of cost or estimated net realizable value, and are reflected net of valuation reserves. Inventory costs are recorded at standard cost which approximates the first-in, first-out method.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised primarily of income tax receivable of $24.9 million, current deferred tax assets, prepaid insurance, value added taxes and rents.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Allowances for depreciation and amortization are calculated using the straight-line method based on the estimated useful lives of the related assets as follows:

Return to index

Buildings and leasehold improvements	3 - 40 years
Machinery and equipment	3 - 10 years

Expenditures for repairs and maintenance are charged to expense as incurred and major renewals and improvements are capitalized. Cost and accumulated depreciation applicable to assets retired or sold are removed from the accounts, and any resulting gain or loss is included in operations.

We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life.  We evaluate our property, plant and equipment for impairment if a triggering event occurs which may indicate that an impairment is probable.  Under these circumstances, we compare the sum of the estimated future undiscounted cash flows relating to the asset group, an estimate of realizable value to the carrying value of the assets.  If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the fair value exceeds the carrying value.  Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants.  We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2009, 2008 or 2007.

Intangibles and Goodwill

Intangibles include patents, trademarks, and trade names. Intangibles with determinable lives are amortized using the straight-line method based on the estimated useful life of the intangible.  Intangibles with indeterminable lives, which consisted primarily of corporate trade names, are evaluated for impairment annually or more frequently if circumstances indicate that impairment has occurred.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting.  In accordance with generally accepted accounting standards related to goodwill and other intangible assets, we test goodwill for impairment annually, or more frequently if circumstances indicate that a potential impairment has occurred.  See Note 7, Goodwill.

Other Assets

Other assets consisted of the following (in thousands):
	2009	2008

Cash surrender value of life insurance	$11,717	$7,614
Investments	319	341
Debt issuance costs	144	288
Other	1,545	884
Total other assets	$13,725	$9,127

Cash surrender value of life insurance relates to postretirement benefit plans. See Note 10, Pensions and Other Postretirement Benefit Plans.  Investments include our investments in unconsolidated affiliates, accounted for under the equity method, and investments held at cost. We continually evaluate our investments for indicators of a decline in value. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost and our intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in that reporting period to adjust the carrying value of the investment to its current fair value establishing a new cost basis in the investment. The operations of these entities are in-line with those of our core businesses.  These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities.  The debt issuance costs are being amortized over the life of the respective debt instruments.

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

Return to index

On January 1, 2007, we adopted the accounting guidance issued for accounting for uncertainty in income taxes which was issued to create a single model to address accounting for uncertainty in tax positions. This guidance clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition.  Accordingly, we record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 9, Income Taxes.

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2009, 2008, and 2007, comprehensive income related to prior service costs and an unrecognized net actuarial loss from a pension plan. See Note 10, Pensions and Other Postretirement Benefit Plans.

Revenue Recognition

Revenues are recognized as services are completed or as product title is transferred. All advance client payments are classified as unearned revenues until services are provided or product title is transferred. We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured. Revenues from long-term contracts are recorded as services are rendered in proportion to the work performed. All known or anticipated losses on contracts are provided for currently. Revenues are recorded exclusive of taxes. Training and consulting service revenues are recognized as the services are performed.

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD").  All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Additionally, certain significant operations transact contractual business denominated in the USD.  Accordingly, foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation and amortization and certain components of cost of sales, which are measured at historical rates.  For the year ended December 31, 2009, we incurred a net remeasurement gain of approximately $0.3 million due to the recent strengthening of the USD, while in the year ended December 31, 2008 we incurred a net remeasurement loss of approximately $6.6 million, and a net remeasurement gain of approximately $1.4 million in the year ended December 31, 2007.  These amounts were included in Other Expense (Income), net in the accompanying Consolidated Statements of Operations.

Pensions and Other Postretirement Benefits

We maintain a defined benefit pension plan for substantially all of our Dutch employees.  As required by current accounting standards, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost.  The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates.  Actual results could differ from those estimates.  See Note 10, Pensions and Other Postretirement Benefit Plans.  Furthermore, we sponsor several defined contribution plans for the benefit of our employees.  We expense these contributions in the period the contribution is made.

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

Earnings Per Share

We compute basic earnings per common share by dividing net income attributable to Core Laboratories N.V. by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common share include additional shares in the weighted average share calculations associated with the incremental effect of dilutive employee stock options, restricted stock awards and contingently issuable shares, as determined using the treasury stock method. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share (in thousands):

	Year Ended December 31,
	2009	2008	2007
Weighted average basic common shares outstanding	22,969	23,008	23,537
Effect of dilutive securities:
Stock options	58	130	333
Contingent shares	16	25	95
Restricted stock and other	189	168	111
Senior exchangeable notes	96	613	332
Weighted average diluted common and potential common shares outstanding	23,328	23,944	24,408

In prior years, we excluded the effect of anti-dilutive shares associated with the exchangeable senior note hedge from the calculation of the diluted weighted average shares.  If these shares had been included, the impact would have been a decrease in diluted weighted average shares outstanding of 572,000 shares and 320,000 shares for the years ended December 31, 2008 and 2007, respectively.  In December 2009, the exchangeable note hedge was terminated.

In 2006, we sold warrants that give the holders the right to acquire up to 3.2 million of our common shares at a strike price of $124.64 per share.  These warrants could have a dilutive impact on our earnings per share if the share price exceeds the strike price of the warrants. Included in the Senior Exchangeable Notes line in the table above, these warrants had no dilutive impact on our earnings per share for the year ended December 31, 2009, as the average share price did not exceed the strike price of the warrants for the period. On October 3, 2008, the dealer of the warrants filed for bankruptcy protection.  The warrants have subsequently been purchased by a third party.  See Note 8, Debt and Capital Lease Obligations for additional information.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation.  These reclassifications had no impact on reported net income for the years ended December 31, 2009, 2008 and 2007.

3. ACQUISITIONS

In 2008, we acquired all of the shares of Catoni Persa, a Turkey-based petroleum testing laboratory specializing in the characterization of crude oil and its derivative products, for $15.0 million. The acquisition resulted in goodwill of $9.8 million and intangibles of $0.3 million which was recorded in the Reservoir Description business segment.  This acquisition was made in order to expand our presence in the Black Sea region.

In 2007, we acquired all of the outstanding common shares of Temco, Inc., a Tulsa-based core analysis and reservoir fluids instrument manufacturing business, for $5.5 million. The acquisition resulted in goodwill of $3.8 million and intangibles of $0.8 million which was recorded in the Reservoir Description business segment.

Return to index

In 2007, we acquired all of the assets of Entrada Geosciences LLC, a Denver-based geological and field services business for $2.8 million.  The acquisition resulted in goodwill of $2.4 million which has been recorded in the Reservoir Description business segment.

The acquisition of these entities did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

4. INVENTORIES

Inventories consisted of the following at December 31, 2009 and 2008 (in thousands):

	2009	2008

Finished goods	$22,161	$26,785
Parts and materials	8,756	7,190
Work in progress	1,267	863
Total inventories	$32,184	$34,838

We include freight costs incurred for shipping inventory to our clients in the Cost of Sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows at December 31, 2009 and 2008 (in thousands):

	2009	2008

Land	$5,829	$5,874
Building and leasehold improvements	67,887	64,593
Machinery and equipment	167,180	159,593
Total property, plant and equipment	240,896	230,060
Less - accumulated depreciation and amortization	(142,112)	(126,597)
Property, plant and equipment, net	$98,784	$103,463

6. INTANGIBLES

The components of intangibles as of December 31, 2009 and 2008 are as follows (in thousands):

		2009		2008
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value		Accumulated Amortization

Acquired trade secrets	3-20	$1,671	$939		$1,669	$797
Acquired patents and trademarks	10	3,165	1,965		2,953	1,752
Agreements not to compete	3-7	1,290	933		1,290	636
Acquired trade names	30	583	244		557	184
Acquired trade names	Indefinite	3,892	-		3,892	-
Total intangibles		$10,601	$4,081	$	$ 10,361	$3,369

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):
2010	$615
2011	403
2012	331
2013	331
2014	331

Return to index

Certain intangibles, primarily relating to trade names, are deemed to have an indefinite life and are not amortized.  These intangibles are included in an impairment analysis performed at least annually. We performed this impairment testing at December 31, 2009 and no impairments were identified.

7. GOODWILL

The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2009, 2008 and 2007 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2007	$71,132	$64,823	$2,845	$138,800
Goodwill acquired during the year	9,800	-	-	9,800
Balance at December 31, 2008	80,932	64,823	2,845	148,600
Goodwill acquired during the year	-	-	-	-
Balance at December 31, 2009	$80,932	$64,823	$2,845	$148,600

In 2008, we acquired all of the shares of Catoni Persa, a Turkey-based petroleum testing laboratory specializing in the characterization of crude oil and its derivative products, for $15.0 million. The acquisition resulted in goodwill of $9.8 million which was recorded in the Reservoir Description business segment.

We test goodwill for impairment at least annually or more frequently if circumstances indicate a potential impairment.  For purposes of this test, we compare the fair value of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments.  Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants.  If the carrying value of the reportable segment exceeds the fair value determined, impairment may be indicated.  If impairment is indicated, the fair value of the reportable segment would be determined, much like a purchase price allocation under the purchase accounting method.  Any remaining goodwill would be deemed impaired and charged to income during the period the impairment was identified.  We performed this impairment testing at December 31, 2009.  We did not identify a triggering event and no impairment was indicated based on our annual test, and therefore, no impairment has been recorded in 2009 or 2008.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at December 31, 2009 and 2008 is summarized in the following table (in thousands):

	December 31,	December 31,
	2009	2008

Senior exchangeable notes	$238,658	$238,658
Discount on senior exchangeable notes	(29,546)	(44,090)
Net senior exchangeable notes	$209,112	$194,568

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes due 2011 (the "Notes").  The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis and are fully and unconditionally guaranteed by Core Laboratories N.V.  Cash interest expense was $0.6 million, $0.8 million and $0.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

On January 1, 2009, we adopted the accounting guidance issued for debt with conversion and other options, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  See Note 2, Summary of Significant Accounting Policies for the cumulative effect of the change in accounting principle on periods prior to those presented.  The adoption of these accounting standards resulted in a discount on the Notes being recorded which is being amortized into interest expense through November 2011.

With the additional amortization of the discount on the Notes, the effective interest rate is 7.48% for the years ended December 31, 2009, 2008 and 2007 which resulted in additional non-cash interest expense of $14.5 million, $16.5 million and $15.8 million for the

Return to index

years ended December 31, 2009, 2008 and 2007, respectively.  Each Note carries a $1,000 principal amount and is exchangeable into shares of Core Laboratories N.V. under certain circumstances at a conversion rate of $92.58 or 10.8012 per Note.  Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. The carrying value of the equity component of the Notes was $84.4 million at December 31, 2009 and December 31, 2008.

The Notes include an early conversion option that is computed quarterly to determine if the Notes can be early converted during the subsequent quarter. During the second quarter of 2008, the early conversion option for the holders of the Notes was enabled. As a result, the Notes could have been converted during the third quarter and were reclassified from a long-term liability to a short-term liability; however, no Note holder exercised their early conversion option before the conversion period ended on September 30, 2008. The related debt acquisition costs of $3.5 million were recorded to interest expense in the second quarter of 2008. The criteria for the early conversion option were not met during the fourth quarter of 2008 and thus the Notes could not be converted during the first quarter of 2009, and accordingly, the Notes were classified as a long-term liability. The criteria for the early conversion option were not met during 2009, and accordingly, the Notes remain classified as a long-term liability.  During the fourth quarter of 2008, we repurchased $61.3 million of the Notes at a discount which resulted in a gain of $2.8 million. At December 31, 2009 the Notes were trading at 134% of their face value which would result in $81.1 million of value in excess of the principal.  At December 31, 2008, the Notes were trading at 88.1% of their face value.

As part of the issuance of the Notes, we entered into an exchangeable senior note hedge transaction in October 2006 (the "Call Option") through one of our subsidiaries with Lehman Brothers OTC Derivatives Inc. ("Lehman OTC") whereby Lehman OTC is obligated to deliver to us an amount of shares required to cover the shares issuable upon conversion of the Notes.  On October 3, 2008, Lehman OTC filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  On September 3, 2009, the subsidiary involved in the Call Option filed a proof of claim in the Lehman OTC bankruptcy case related to the Call Option hedge transaction in the amount of $90.1 million.   The note hedge contract was formally terminated on December 4, 2009.  Subsequently, on December 22, 2009, we sold our claim to a third party for a cash payment of $17.1 million which was recorded to Additional Paid-in Capital on the Consolidated Balance Sheet.

Separate from the Call Option, we also sold to Lehman OTC warrants to purchase up to 3.2 million common shares at a current exercise price of $124.64.  The warrants become exercisable beginning in late December 2011 and expire in January 2012.  The warrants have subsequently been purchased from Lehman OTC by a third party.

The derivative transactions described above do not affect the terms of the outstanding Notes.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures.   Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility at December 31, 2009 was $87.5 million.  Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $12.5 million at December 31, 2009 relating to certain projects in progress.

The terms of the Credit Facility require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in the Credit Facility. All of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

9. INCOME TAXES

The components of income before income tax expense for 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007

United States	$69,444	$73,641	$50,466
Other countries	101,815	114,633	115,106
Operating income before income tax expense	$171,259	$188,274	$165,572

The components of income tax expense for 2009, 2008 and 2007 are as follows (in thousands):

Return to index

	2009	2008	2007
Current:
United States	$10,110	$35,775	$22,831
Other countries	18,628	24,308	26,134
State and provincial	2,790	6,279	5,126
	31,528	66,362	54,091
Deferred:
United States	23,031	(626)	(336)
Other countries	1,441	(9,514)	584
State and provincial	1,164	544	(82)
Total deferred	25,636	(9,596)	166
Income tax expense	$57,164	$56,766	$54,257

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25.5% in 2009, 2008 and 2007 and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008	2007

Tax at The Netherlands income tax rate	$43,671	$48,010	$42,221
Reserve for pending audit settlement	(4,468)	-	6,817
International earnings taxed at rates other than The Netherlands statutory rate	8,618	1,736	(803)
Non-deductible expenses	3,366	2,141	2,613
Change in valuation allowance	1,564	1,385	291
State and provincial taxes	3,954	6,823	5,043
Other	459	(3,329)	(1,925)
Income tax expense	$57,164	$56,766	$54,257

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2009 and 2008 are summarized as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carry-forwards	$9,811	$10,017
Tax credit carry-forwards	8,726	9,853
Reserves	12,391	11,360
Unrealized benefit plan loss	1,309	1,760
Other	1,406	2,822
	33,643	35,812
Valuation allowance	(10,664)	(9,415)
Net deferred tax asset	22,979	26,397
Deferred tax liabilities:
Intangibles	(227)	(1,917)
Property, plant and equipment	3,001	(574)
Convertible debt	(28,249)	-
Other	(250)	(3,147)
Total deferred tax liabilities	(25,725)	(5,638)
Net deferred income taxes	$(2,746)	$20,759

	2009	2008

Current deferred tax assets	$4,946	$3,051
Long-term deferred tax (liabilities) assets	(7,692)	17,708
Total deferred tax (liabilities) assets	$(2,746)	$20,759

At December 31, 2009, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $36.5 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2009.  If unused, those carry-forwards which are subject to expiration may expire during the years 2010 through 2019.

Return to index

At December 31, 2009, we maintained a valuation allowance of $9.8 million on our net operating loss carry-forwards. During 2009, $2.3 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

As a result of our entering into an exchangeable note hedge transaction in 2006, we recorded $31.9 million to our deferred tax asset and to Additional Paid-In Capital.  The deferred tax asset was being utilized ratably over the life of the hedge, however, in 2008, as a result of our repurchasing approximately 20% of the Notes, we recognized a proportionate share of the related deferred tax asset as a reduction in our current tax liability.

In 2009, the exchangeable note hedge was terminated in connection with the Lehman bankruptcy.  As a result, the Notes and associated note hedge were no longer considered integrated for tax purposes resulting in the Company recognizing a current tax benefit in 2009 and establishing a higher tax basis for the Notes.  The tax basis had been $213 million and is now $288 million. As of December 31, 2009, we recorded a net current tax receivable of $20.9 million, the remaining unamortized deferred tax asset of $9.3 million that was originally established for the integrated Note and note hedge was written off, and a deferred tax liability of $18.1 million was established for the resulting difference in tax basis and book basis in the Notes. The result of the transactions associated with terminating the integrated note hedge transaction had no impact on the effective tax rate for 2009 as the current tax benefit was offset by the deferred tax provision.

In connection with the termination of the note hedge, we filed a claim in the bankruptcy proceedings, and subsequently sold the claim to a third party for a cash payment of approximately $17.1 million. The tax effect of $6.5 million associated with the proceeds from the sale of the claim was recorded as a reduction in Additional Paid-In Capital, consistent with the original accounting for the note hedge.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We are currently undergoing multiple examinations in various jurisdictions, and the years 1999 through 2008 remain open for examination in various tax jurisdictions in which we operate.

During 2009, payments were made to certain tax jurisdictions, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007

Unrecognized tax benefits at January 1,	$5,974	$17,864	$13,064
Tax positions, current period	4,668	1,001	298
Tax positions, prior period	-	-	4,584
Settlements with taxing authorities	(1,449)	(12,603)	(75)
Lapse of applicable statute of limitations	(869)	(288)	(7)
Unrecognized tax benefits at December 31,	$8,324	$5,974	$17,864

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate.  The amounts included in the table above for settlements with tax authorities primarily represent cash payments.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period.  The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities.  We had approximately $3.2 million accrued for the payment of interest and penalties as of December 31, 2009.

During 2009, we recognized tax benefits of $0.2 million relating to tax deductions in excess of book expense for stock-based compensation awards. These tax benefits are recorded to Additional Paid-in Capital to the extent deductions reduce current taxable income as we are able to realize the tax benefits.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

On January 1, 2009 we adopted the accounting standards relating to the disclosure requirements for defined benefit plans, which provides guidance on an employer’s disclosures about plan assets of a defined benefit position or other post retirement plan.

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned.  We fund the future obligations of the Dutch Plan by purchasing investment contracts from a large multi-national insurance company.  The investment contracts are purchased annually and

Return to index

expire after five years.  Each year, as a contract expires, it is replaced with a new contract that is adjusted to include changes in the benefit obligation for the current year and redemption of the expired contract.  We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2).  We make annual premium payments, based upon each employee's age and current salary, to the insurance company.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2009 and 2008 (in thousands):

	2009	2008
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$24,610	$24,352
Service cost	1,084	1,139
Interest cost	1,386	1,342
Benefits paid	(484)	(499)
Administrative expenses	(276)	(247)
Actuarial loss (gain), net	2,710	(306)
Unrealized (gain) loss on foreign exchange	669	(1,171)
Projected benefit obligation at end of year	$29,699	$24,610

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$21,187	$27,136
Actual (loss) gain on plan assets	907	(6,502)
Employer contributions	2,713	2,231
Benefits paid	(484)	(499)
Administrative expenses	(276)	(247)
Unrealized (loss) gain on foreign exchange	593	(932)
Fair value of plan assets at end of year	$24,640	$21,187

Over (under)-funded status of the plan at end of the year	$(5,059)	$(3,423)

Accumulated Benefit Obligation	$24,599	$20,150

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2009 and 2008:

	2009	2008
Weighted average assumed discount rate	5.25%	5.75%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2009 was decreased from 5.75% to 5.25%.  The decrease in the discount rate was consistent with a general decrease in long-term interest rates in Europe, including The Netherlands.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2009 and 2008 consist of (in thousands):

	2009	2008

Deferred tax asset	$1,309	$1,760
Other long-term liabilities	5,059	3,423
Accumulated other comprehensive income (loss)	(6,536)	(4,927)

Amounts recognized, net of tax, in Accumulated Other Comprehensive Income for the years ended December 31, 2009 and 2008 consist of (in thousands):

Return to index

	2009	2008
Prior service cost	$(971)	$(1,089)
Transition asset	389	454
Unrecognized net actuarial gain (loss) and foreign exchange	(5,954)	(4,292)
Total accumulated other comprehensive income (loss)	$(6,536)	$(4,927)

Unrecognized amounts currently recorded to Accumulated Other Comprehensive Income are expected to be recognized as components of next year's net pension benefit cost are $0.2 million of prior service cost, $0.1 million amortization of transition asset and $0.4 million of unrecognized net actuarial loss.

The components of net periodic pension cost under this plan for the years ended December 31, 2009 and 2008 included (in thousands):

	2009	2008
Service cost	$1,084	$1,139
Interest cost	1,386	1,342
Expected return on plan assets	(673)	(1,218)
Unrecognized pension obligation (asset), net	(87)	(97)
Prior service cost	159	178
Unrecognized net actuarial (gain)/ loss	243	-
Net periodic pension cost	$2,112	$1,344

This net periodic pension cost was calculated using the following assumptions:

	2009	2008
Weighted average assumed discount rate	5.75%	5.50%
Expected long-term rate of return on plan assets	5.75%	4.25%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2009 and 2008 consisted of insurance contracts with returns comparable with governmental debt securities.  Our expected long-term rate of return assumptions are based on the average yield on government bonds in the Netherlands.  Dutch law dictates the minimum requirements for pension funding.  Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2010 minimum funding requirements are expected to be approximately $2.7 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan.  Expected benefit payments under this plan for the next five years are as follows (in thousands):

2010	$551
2011	640
2012	1,040
2013	1,143
2014	1,246
Succeeding five years	7,640

Defined Contribution Plans

We maintain four defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in the United States, Canada, The Netherlands and the United Kingdom.  In accordance with the terms of each plan, we match the required portion of employee contributions up to specified limits and under certain plans, we may make discretionary contributions annually in accordance with the Defined Contribution Plans.  For the years ended December 31, 2009, 2008 and 2007, we expensed approximately $4.9 million, $4.7 million and $4.6 million respectively, for our matching and discretionary contributions to the Defined Contribution Plans.

Return to index

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees and an outside director. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2009, 2008 and 2007 was approximately $1.1 million, $1.3 million and $0.8 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the 401(k) Plan, due to certain limitations imposed by the Internal Revenue Code of 1986, as amended.  The plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the deferred compensation plan were $0.2 million, $0.2 million and $0.2 million of the years ended December 31, 2009, 2008 and 2007, respectively. These employer contributions vest ratably over a period of five years.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control.  Employer contributions under the plans are forfeited upon a participant's termination of employment to the extent they are not vested at that time.

The Company’s only financial assets and liabilities which involve fair value measures relate to certain aspects of the Company’s benefit plans.  On a recurring basis, we use the market approach to value certain liabilities at fair value at quoted prices in an active market (Level 1) and certain assets and liabilities using significant other observable inputs (Level 2). We do not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expenses in the Consolidated Statement of Operations.  The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$6,193	$-	$6,193	$-

Liabilities:
Deferred compensation plan	$9,366	$1,339	$8,027	$-

		Fair Value Measurement at December 31, 2008
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$3,622	$-	$3,622	$-

Liabilities:
Deferred compensation plan	$5,746	$478	$5,268	$-

11. COMMITMENTS AND CONTINGENCIES

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

In 1998, we entered into employment agreements with our three senior executive officers that provided for severance benefits.  The present value of the long-term liability for the benefits due upon severing the employment of these employees is approximately $4.3 million at December 31, 2009.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Return to index

Scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2009, consist of the following (in thousands):
2010	$6,682
2011	4,771
2012	4,038
2013	2,799
2014	1,907
Thereafter	3,733
Total commitments	$23,930

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $14.4 million, $14.5 million and $11.5 million for the years ended December 31, 2009, 2008 and 2007, respectively.

During the first quarter of 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result a charge to income of $5.0 million was recorded in the Consolidated Statement of Operations to Other Expense (Income), net.  The contingent liability was included in Other Long-term Liabilities in the Consolidated Balance Sheet at December 31, 2008.  As a result of finalizing a settlement agreement for $2.5 million, we released the remaining $2.5 million of the contingent liability, to Other Expense (Income), net in the Consolidated Statements of Operations during the second quarter of 2009.

12. EQUITY

Equity Instruments

See Note 8, Debt and Capital Lease Obligations for additional information on the exchangeable note hedge and warrant transactions.

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months.  This authorization was renewed at subsequent annual shareholder meetings.  At a special shareholders’ meeting on January 29, 2009, following a change in Dutch law that permitted us to repurchase up to 50% of our issued share capital in open market purchases, our shareholders authorized an extension through July 29, 2010 to purchase up to 25.6% of our issued share capital, consisting of 10% of our issued share capital to be used for any legal purpose, and an additional 15.6% of our issued share capital to fulfill obligations relating to the Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.  From the activation of the share repurchase program on October 10, 2002 through December 31, 2009, we have repurchased 15,480,228 shares for an aggregate purchase price of approximately $633.8 million, or an average price of $40.94 per share and have cancelled 12,767,747 shares at a cost of $373.3 million. At December 31, 2009, we held 2,533,252 shares in treasury and with the authority to repurchase 3,999,857 additional shares under our stock repurchase program.  The cancellation of shares has also been approved by shareholders at prior shareholder meetings.  Subsequent to year end, we have repurchased 687,373 shares at a total cost of approximately $84.4 million.

In February, April, July and October 2009, we declared and paid quarterly $0.10 per share of common stock dividends. In addition to the quarterly cash dividends, a special non-recurring cash dividend of $0.75 per share of common stock was also paid on August 24, 2009. The total dividends paid in 2009 were $26.4 million. On January 14, 2010, we declared a quarterly dividend of $0.12 per share of common stock payable February 25, 2010 to shareholders of record on January 25, 2010.

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

Return to index

2007 Long-term Incentive Plan

On April 2, 2007, the 1995 Long-Term Incentive Plan was amended, restated and renamed as the 2007 Long-Term Incentive Plan.  The primary changes effected by the 2007 amendment and restatement was to (a) extend the period during which awards may be granted under the Plan to February 13, 2017, (b) require all stock options awarded under the Plan to have an exercise price per share that is at least equal to the fair market value of a common share as of the date of grant of the option (subject to adjustment under certain circumstances, such as upon a reorganization, stock split, recapitalization, or other change in our capital structure), (c) provide that stock appreciation rights may be granted under the Plan, (d) prohibit the repricing of stock options awarded under the Plan, (e) provide that no amendment to the Plan that would require shareholder approval pursuant to the requirements of the New York Stock Exchange or any exchange on which we are listed will be effective prior to approval of our shareholders, and (f) expand the performance goals enumerated under the Plan upon which restricted share awards may be based. The amendment and restatement of the Plan does not increase the number of common shares subject to the Plan. The Plan provides for a maximum of 5,400,000 common shares to be granted to eligible employees.  Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the ESMP, PSAP and RSAP.  We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefitting through the ownership of our common shares and/or rights.

Since the inception of the Plan in 1995 to 2001, we awarded stock options as the primary form of equity compensation.  In 2001, we reassessed the form of award and elected to begin the use of restricted share grants which we believe are a stronger motivational tool for our employees. Restricted share awards provide some value to an employee during periods of stock market volatility, whereas stock options may have limited perceived value and may not be as affective in retaining and motivating employees when the current value of our stock is less than the option price.  Currently, our long-term equity incentive compensation is exclusively in the form of restricted shares and performance restricted shares as no stock options were granted during 2009 under the Plan. At December 31, 2009, approximately 438,666 shares were available for the grant of new awards under the Plan.

2006 Nonemployee Director Stock Incentive Plan

The Director Plan provides common shares for grant to our eligible Supervisory Directors.  The maximum number of shares available for award under this plan is 700,000 common shares.  On June 28, 2006, the 1995 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2006 Nonemployee Director Stock Incentive Plan.  The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the prior plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Under the Director Plan, each nonemployee Supervisory Director is generally granted an equivalent of $100,000 in value of performance restricted shares based on the closing price of our common stock on the date of grant and will vest at the end of a three-year measurement period subject to our performance as measured against certain predetermined metrics.  Only nonemployee Supervisory Directors are eligible for these equity-based awards under the Director Plan.  As of December 31, 2009, approximately 291,254 shares were available for issuance under the Director Plan.  Although restricted shares have been granted in 2009 pursuant to the Director Plan, no stock options were granted during 2009.

We issue shares from either treasury stock or authorized shares upon the exercise of options or lapsing of vesting restrictions on restricted stock. We have issued 27,650 shares and 78,150 shares out of treasury stock relating to the exercise of stock options and the vesting of restricted stock, respectively. We do not use cash to settle equity instruments issued under stock-based compensation awards.

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

Pursuant to the ESMP, on June 1, 2005, we issued an additional 76,200 restricted shares (the "Restricted Gross-up Shares") in the aggregate to reimburse the participants for tax liabilities resulting from the vesting of the original grant of 132,853 restricted shares under the ESMP and their eventual vesting in the Restricted Gross-up Shares.  Historically, we had accounted for the Restricted Gross-up Shares as a variable award and remeasured it at each balance sheet date. Upon adoption of revised accounting standards in 2006, the Restricted Gross-up Shares were classified as an equity award resulting in the fair value being fixed at the original grant-date fair value. Compensation expense was recorded over the vesting period based on the estimated number of shares that management

Return to index

believed would ultimately vest.  The Restricted Gross-up Shares vested on June 1, 2007.  During the year ended December 31, 2007, we recorded $0.4 million of compensation expense for the Restricted Gross-up Shares. The total fair value which is the intrinsic value of the shares vested was $7.0 million in 2007. We have recognized a tax benefit from the vesting of the ESMP of $0.3 million in 2008.

Performance Share Award Program

Awards Under the Plan

Under the PSAP, certain executives were awarded rights to receive a pre-determined number of common shares if our calculated return on equity ("ROE"), as defined in the PSAP, equals or exceeds a pre-determined target ROE on the measurement date of December 31, 2007, which is the last day of the applicable three year performance period.  Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance targets are not met as of the last day of the respective performance periods. Under this arrangement we have granted rights relating to an aggregate of 120,000 shares in 2005. In February 2008, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to rights to an aggregate of 118,000 shares. We issued these 118,000 common shares on February 12, 2008 and, simultaneously, the participants surrendered 40,736 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement.  We recorded these surrendered shares as treasury stock with an aggregate cost of $4.5 million, at $111.26 per share. We recognized compensation expense of $0.9 million in 2007. We have recognized a tax benefit from the vesting of the PSAP of $7.8 million in 2008.

Awards Under the Director Plan

On September 15, 2006, we awarded rights relating to an aggregate of 12,000 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on September 15, 2006 and ended on September 15, 2009. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 35% at the end of the three-year performance period. In September 2009, it was determined that the performance target criteria had been met relating to rights to an aggregate of 12,000 shares. We issued these 12,000 common shares on September 15, 2009 and, simultaneously, the participants surrendered 2,093 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement.  We recorded these surrendered shares as treasury stock with an aggregate cost of $0.2 million, at $101.96 per share.  This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.8 million over a three-year period that began on September 15, 2006, of which, $0.2 million, $0.3 million, and $0.3 million was recognized in 2009, 2008, and 2007, respectively.

On August 15, 2007, we awarded rights relating to an aggregate of 12,000 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on August 15, 2007 and ends on August 15, 2010. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 50% at the end of the three-year performance period.  If our ROE for the performance period does not meet the target ROE but equals or exceeds 40%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense based on the probability of the performance target being achieved.  Compensation expense totaling $1.2 million will be recognized over a three-year period that began on August 15, 2007, of which, $0.4 million, $0.4 million, and $0.2 million has been recognized in 2009, 2008, and 2007, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 8 months.

On July 15, 2008, we awarded rights relating to an aggregate of 4,452 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on July 15, 2008 and ends on July 15, 2011. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 200% at the end of the three-year performance period.  If our ROE for the performance period does not meet the target ROE but equals or exceeds 160%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.6 million over a three-year period that began on July 15, 2008, of which, $0.2 million and $0.1 million has been recognized in 2009 and 2008, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 19 months.

On July 15, 2009, we awarded rights relating to an aggregate of 6,942 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on July 15, 2009 and ends on July 15, 2012. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the returns earned by members of the S&P 500 Oil & Gas Equipment & Services index, with 50% of the shares vesting if our return is at or above the 50th percentile of the members’ return and 100% of the shares vesting if our return is at or above the 75th percentile of the

Return to index

members’ return. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.6 million over a three-year period that began on July 15, 2009, of which, $0.1 million as been recognized in 2009. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 31 months.

Restricted Share Award Program

In 2004, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors approved the RSAP to continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we have granted 123,550 shares in 2009. The shares issued in 2009 have a six year ratable vesting schedule where 1/6th of the grant vests on each following anniversary date.  No performance accelerators for early vesting exist for these awards.  Awards under the RSAP are classified as an equity award and recorded at the grant-date fair value and the compensation expense is being recognized over the expected life of the award. As of December 31, 2009, there was $21.7 million of unrecognized total stock-based compensation relating to nonvested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 46 months. The weighted-average grant-date fair value of shares granted was $10.8 million, $15.2 million and $5.9 million in 2009, 2008 and 2007, respectively and we have recognized compensation expense of $5.0 million, $3.9 million and $3.0 million in 2009, 2008 and 2007, respectively. The total fair value which is the intrinsic value of the shares vested was $5.7 million, $3.1 million and $3.3 million in 2009, 2008 and 2007, respectively.  We have recognized a tax benefit from the vesting of the RSAP of $0.2 million, $1.5 million and $0.2 million in 2009, 2008 and 2007, respectively.

Nonvested restricted share awards as of December 31, 2009 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	330,702	$90.49
Granted	130,492	87.57
Vested	(78,150)	82.21
Forfeited	(8,300)	97.64
Nonvested at December 31, 2009	374,744	$91.05
Stock Options

The following table presents the change in outstanding stock options issued under the Plan and the Director Plan for the years ended December 31, 2009, and 2008.  All options outstanding at December 31, 2009 are fully vested.

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life	Average Intrinsic Value - Per Share
Balance as of December 31, 2008	120,951	$0.01 - 25.00	$9.58	2.5	$50.28
Options granted	-	-	-
Options exercised	(27,650)	10.26 - 25.00	14.77
Options forfeited	(41,465)	0.01	0.01
Balance as of December 31, 2009	51,836	$8.84 - 25.00	$14.48	1.7	$103.64

The total intrinsic value of options exercised during 2009, 2008 and 2007 were $1.7 million, $9.1 million and $99.2 million, respectively. We have recognized a tax benefit from the exercise of the stock options of $1.4 million and $28.7 million in 2008 and 2007, respectively.

For the years ended December 31, 2009, 2008 and 2007, stock-based compensation expense recognized in the income statement is as follows (in thousands):

	2009	2008	2007

Cost of sales and services	$3,868	$2,986	$2,256
General and administrative	2,028	1,755	2,411
Total stock-based compensation expense	$5,896	$4,741	$4,667

Return to index

14. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, are as follows (in thousands):
	Year Ended December 31,
	2009	2008	2007

Loss (gain) on sale of assets	$90	$(2,015)	$(10,354)
Equity in (income) loss of affiliates	(92)	(300)	656
Foreign exchange (gain) loss	(331)	6,555	(1,413)
Interest income	(138)	(848)	(1,282)
Non-income tax expense (benefit)	(2,500)	5,030	-
Other	(231)	(2,842)	(3,522)
Total other (income) expense, net	$(3,202)	$5,580	$(15,915)

During the later part of 2008, the USD strengthened significantly against most other currencies across the globe.  As a result, we experienced unusually high losses in foreign currency translation for the fourth quarter of 2008.  In 2009, most foreign currencies partially recovered some of the value lost in 2008 against the USD and as a result we experienced foreign currency translation gains.  However, virtually all the foreign currency gains experienced in 2009 were offset by our foreign currency losses related to Venezuela.

In 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded in the Consolidated Statements of Operations to Other Expense (Income), net.  The contingent liability is included in Other Long-term Liabilities in the Consolidated Balance Sheet at December 31, 2008.  As a result of finalizing a settlement agreement for $2.5 million, we released the remaining $2.5 million of the contingent liability during the second quarter of 2009.

In 2008, we recorded a gain of $1.1 million in connection with the sale of a small office building.

In 2007, we moved our administrative and operational offices to a building better suited for our current operating activities in Russia and sold our building in Moscow for approximately $13.1 million which resulted in a gain of $10.2 million.

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

	Year Ended December 31,
Losses (gains) by currency	2009	2008	2007

Australian Dollar	$(438)	$654	$(15)
British Pound	(106)	654	48
Canadian Dollar	(1,686)	2,706	(637)
Euro	(81)	(132)	(374)
Mexican Peso	(99)	683	73
Russian Ruble	421	688	(562)
Venezuelan Bolivar	1,335	(2)	6
Other currencies	323	1,304	48
Total losses (gains)	$(331)	$6,555	$(1,413)

Return to index

As a result of the political and financial instability in Venezuela, the Bolivar ("VEB") declined in value relative to other currencies.  In January 2010, the Venezuelan government announced that the fixed official exchange rate would be changed to a dual system that includes a rate of 2.6 VEB per USD for food and heavy machine importers and a rate of 4.3 VEB per USD for all others from 2.15 VEB per USD.  However, the freely traded or parallel market valued the exchange rate at approximately 5 VEB per USD at year end.  Management determined the parallel market rate is the most appropriate rate to use for remeasuring the financial statements. Using the parallel market rate we recognized a devaluation of our net monetary assets resulting in a foreign exchange loss of approximately $1.3 million in the fourth quarter of 2009. At December 31, 2009, our net monetary assets denominated in VEB in Venezuela were $1.2 million. We continue to de-emphasize our operations and financial position in this country.

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
DECEMBER 31, 2009
Revenues from unaffiliated customers	$414,934	$230,652	$49,953	$-	$695,539
Inter-segment revenues	1,076	1,424	1,866	(4,366)	-
Segment income	106,421	65,076	14,620	665	186,782
Total assets	251,671	173,117	25,073	208,305	658,166
Capital expenditures	12,311	3,383	247	1,348	17,289
Depreciation and amortization	14,334	5,858	700	2,926	23,818

DECEMBER 31, 2008
Revenues from unaffiliated customers	$435,425	$293,017	$52,394	$-	$780,836
Inter-segment revenues	864	1,096	1,664	(3,624)	-
Segment income (loss)	101,783	93,025	16,224	(3,977)	207,055
Total assets	244,913	181,476	21,195	73,951	521,535
Capital expenditures	19,766	8,711	665	1,808	30,950
Depreciation and amortization	12,639	5,562	619	2,953	21,773

DECEMBER 31, 2007
Revenues from unaffiliated customers	$374,455	$244,830	$51,255	$-	$670,540
Inter-segment revenues	968	1,132	1,533	(3,633)	-
Segment income (loss)	99,950	68,917	14,650	434	183,951
Total assets	213,140	162,864	21,392	79,358	476,754
Capital expenditures	15,693	6,208	908	1,018	23,827
Depreciation and amortization	10,430	5,126	501	3,419	19,476

(1)"Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenues from services and product sales to customers primarily in the oil and gas industry. No single client accounted for 10% or more of revenues in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for 2009, 2008 and 2007 (in thousands):

Return to index

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries	Consolidated
DECEMBER 31, 2009
Revenues	$339,235	$54,888	$301,416	$695,539
Operating income	112,158	14,430	60,194	186,782
Total assets	326,223	45,344	286,599	658,166

DECEMBER 31, 2008
Revenues	$391,519	$80,449	$308,868	$780,836
Operating income	122,064	35,066	49,925	207,055
Total assets	237,240	46,221	238,074	521,535

DECEMBER 31, 2007
Revenues	$328,073	$72,647	$269,820	$670,540
Operating income	96,218	31,030	56,703	183,951
Total assets	213,596	43,765	219,393	476,754

Revenues are attributed to the country in which the revenue is earned. U.S. revenues derived from exports were approximately $42.8 million, $48.0 million and $47.1 million in 2009, 2008 and 2007, respectively.  Operating income and total assets associated with our corporate operations have been included in the results for the United States.

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2009 and 2008, statements of income and the consolidating statements of cash flows for each of the three years in the period ended December 31, 2009 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V. and (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Return to index

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,998	$95,048	$11,999	$-	$181,045
Accounts receivable, net	1	29,452	104,305	-	133,758
Inventories, net	-	2,679	29,505	-	32,184
Prepaid expenses and other current assets	11,809	22,209	9,532	-	43,550
Total current assets	85,808	149,388	155,341	-	390,537

PROPERTY, PLANT AND EQUIPMENT, net	-	21,988	76,796	-	98,784
GOODWILL AND INTANGIBLES, net	46,986	7,949	100,185	-	155,120
INTERCOMPANY RECEIVABLES	37,681	216,670	232,802	(487,153)	-
INVESTMENT IN AFFILIATES	540,724	-	1,387,715	(1,928,118)	321
DEFERRED TAX ASSET	2,951	4,644	14,359	(21,954)	-
OTHER ASSETS	2,828	8,770	1,806	-	13,404
TOTAL ASSETS	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$501	$6,404	$26,104	$-	$33,009
Other accrued expenses	673	29,738	42,988	-	73,399
Total current liabilities	1,174	36,142	69,092	-	106,408

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	209,112	-	-	209,112
DEFERRED COMPENSATION	6,046	10,094	726	-	16,866
DEFERRED TAX LIABILITY	-	29,646	-	(21,954)	7,692
INTERCOMPANY PAYABLES	417,618	-	69,535	(487,153)	-
OTHER LONG-TERM LIABILITIES	12,772	7,702	15,856	-	36,330

SHAREHOLDERS' EQUITY	279,368	116,713	1,811,405	(1,928,118)	279,368
NON-CONTROLLING INTEREST	-	-	2,390	-	2,390
TOTAL EQUITY	279,368	116,713	1,813,795	(1,928,118)	281,758

TOTAL LIABILITIES AND EQUITY	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

Return to index

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$166,295	$529,244	$-	$695,539
Intercompany revenues	1,471	24,611	114,421	(140,503)	-
Earnings from consolidated affiliates	104,578	-	246,011	(350,589)	-
Total revenues	106,049	190,906	889,676	(491,092)	695,539

OPERATING EXPENSES
Operating costs	1,603	90,950	365,216	-	457,769
General and administrative expenses	6,787	23,572	13	-	30,372
Depreciation and amortization	-	5,526	18,292	-	23,818
Other expense (income), net	(17,491)	4,394	137,207	(127,312)	(3,202)

Operating income	115,150	66,464	368,948	(363,780)	186,782
Gain on repurchase of senior exchangeable notes	-	-	-	-	-
Interest expense	7	15,481	35	-	15,523

Income before income tax expense	115,143	50,983	368,913	(363,780)	171,259
Income tax expense (benefit)	1,539	31,489	24,136	-	57,164

Net income	113,604	19,494	344,777	(363,780)	114,095
Net income attributable to non-controlling interest	-	-	491	-	491
Net income attributable to Core Laboratories N.V.	$113,604	$19,494	$344,286	$(363,780)	$113,604

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$78,818	$88,940	$14,115	$-	$181,873
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,501)	(13,788)	-	(17,289)
Patents and other intangibles	-	(20)	(220)	-	(240)
Proceeds from sale of assets	-	197	387	-	584
Premiums on life insurance	-	(1,595)	-	-	(1,595)
Net cash used in investing activities	-	(4,919)	(13,621)	-	(18,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of note hedge claim	17,060	-	-	-	17,060
Non-controlling interest - dividend	-	-	(259)	-	(259)
Stock options exercised	408	-	-	-	408
Repurchase of common shares	(9,389)	-	-	-	(9,389)
Dividends paid	(26,416)	-	-	-	(26,416)
Excess tax benefit from stock-based payments	170	-	-	-	170
Net cash used in financing activities	(18,167)	-	(259)	-	(18,426)

NET CHANGE IN CASH AND CASH EQUIVALENTS	60,651	84,021	235	-	144,907
CASH AND CASH EQUIVALENTS, beginning of period	13,347	11,027	11,764	-	36,138
CASH AND CASH EQUIVALENTS, end of period	$73,998	$95,048	$11,999	$-	$181,045

Return to index

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,347	$11,027	$11,764	$-	$36,138
Accounts receivable, net	232	34,346	109,715	-	144,293
Inventories, net	-	3,683	31,155	-	34,838
Prepaid expenses and other current assets	4,989	6,630	8,757	-	20,376
	18,568	55,686	161,391	-	235,645

PROPERTY, PLANT AND EQUIPMENT, net	-	24,072	79,391	-	103,463
GOODWILL AND INTANGIBLES, net	46,986	8,303	100,303	-	155,592
INTERCOMPANY RECEIVABLES	108,491	318,780	456,421	(883,692)	-
INVESTMENT IN AFFILIATES	389,500	-	1,147,137	(1,536,296)	341
DEFERRED TAX ASSET	3,283	10,179	4,246	-	17,708
OTHER ASSETS	2,319	5,215	1,252	-	8,786
TOTAL ASSETS	$569,147	$422,235	$1,950,141	$(2,419,988)	$521,535

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$626	$8,364	$32,598	$-	$41,588
Other accrued expenses	4,221	20,940	28,941	-	54,102
	4,847	29,304	61,539	-	95,690

LONG-TERM DEBT	-	194,568	-	-	194,568
DEFERRED COMPENSATION	6,118	6,138	559	-	12,815
DEFERRED TAX LIABILITY	-	-	-	-	-
INTERCOMPANY PAYABLES	356,963	96,351	430,378	(883,692)	-
OTHER LONG-TERM LIABILITIES	15,092	7,276	7,809	-	30,177

SHAREHOLDERS' EQUITY	186,127	88,598	1,447,698	(1,536,296)	186,127
NON-CONTROLLING INTEREST	-	-	2,158	-	2,158
TOTAL EQUITY	186,127	88,598	1,449,856	(1,536,296)	188,285

TOTAL LIABILITIES AND EQUITY	$569,147	$422,235	$1,950,141	$(2,419,988)	$521,535

Return to index

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$179,393	$601,443	$-	$780,836
Intercompany revenues	1,569	21,540	146,708	(169,817)	-
Earnings from consolidated affiliates	121,268	-	191,812	(313,080)	-
Total revenues	122,837	200,933	939,963	(482,897)	780,836

OPERATING EXPENSES
Operating costs	1,310	100,793	412,679	-	514,782
General and administrative expenses	11,067	20,518	61	-	31,646
Depreciation and amortization	-	5,392	16,381	-	21,773
Other expense (income), net	(26,223)	(2,341)	155,301	(121,157)	5,580

Operating income	136,683	76,571	355,541	(361,740)	207,055
Gain on repurchase of senior exchangeable notes	-	2,829	-	-	2,829
Interest expense	1,319	20,239	52	-	21,610

Income before income tax expense	135,364	59,161	355,489	(361,740)	188,274
Income tax expense (benefit)	4,198	25,413	27,155	-	56,766

Net income	131,166	33,748	328,334	(361,740)	131,508
Net income attributable to non-controlling interest	-	-	342	-	342
Net income attributable to Core Laboratories N.V.	$131,166	$33,748	$327,992	$(361,740)	$131,166

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$56,840	$66,034	$32,333	$-	$155,207
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(10,017)	(20,933)	-	(30,950)
Patents and other intangibles	-	(48)	(306)	-	(354)
Acquisitions, net of cash acquired	-	-	(11,536)	-	(11,536)
Non-controlling interest contribution	-	-	370	-	370
Proceeds from sale of assets	-	2,698	1,100	-	3,798
Premiums on life insurance	-	(2,436)	-	-	(2,436)
Net cash used in investing activities	-	(9,803)	(31,305)	-	(41,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(3,024)	(58,022)	-	-	(61,046)
Proceeds from debt borrowings	-	5,000	-	-	5,000
Capital lease obligations	-	-	(351)	-	(351)
Stock options exercised	1,167	-	-	-	1,167
Repurchase of common shares	(31,740)	-	-	-	(31,740)
Dividends paid	(27,645)	-	-	-	(27,645)
Excess tax benefit from stock-based payments	11,037	-	-	-	11,037
Net cash used in financing activities	(50,205)	(53,022)	(351)	-	(103,578)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,635	3,209	677	-	10,521
CASH AND CASH EQUIVALENTS, beginning of period	6,712	7,818	11,087	-	25,617
CASH AND CASH EQUIVALENTS, end of period	$13,347	$11,027	$11,764	$-	$36,138

Return to index

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$136,719	$533,821	$-	$670,540
Intercompany revenues	1,281	18,215	128,159	(147,655)	-
Earnings from consolidated affiliates	109,725	-	192,546	(302,271)	-
Total revenues	111,006	154,934	854,526	(449,926)	670,540

OPERATING EXPENSES
Operating costs	1,146	80,638	367,407	-	449,191
General and administrative expenses	8,576	25,225	36	-	33,837
Depreciation and amortization	-	5,504	13,972	-	19,476
Other expense (income), net	(17,297)	(8,921)	113,851	(103,548)	(15,915)

Operating income	118,581	52,488	359,260	(346,378)	183,951
Interest expense	115	18,225	39	-	18,379

Income before income tax expense	118,466	34,263	359,221	(346,378)	165,572
Income tax expense (benefit)	7,254	22,729	24,274	-	54,257

Net income	111,212	11,534	334,947	(346,378)	111,315
Net income attributable to non-controlling interest	-	-	103	-	103
Net income attributable to Core Laboratories N.V.	$111,212	$11,534	$334,844	$(346,378)	$111,212

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2007
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$139,192	$(13,245)	$(252)	$-	$125,695
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(4,428)	(19,399)	-	(23,827)
Patents and other intangibles	-	(69)	(248)	-	(317)
Acquisitions, net of cash acquired	-	(7,338)	-	-	(7,338)
Proceeds from sale of assets	-	62	13,727	-	13,789
Premiums on life insurance	-	(2,282)	-	-	(2,282)
Net cash used in investing activities	-	(14,055)	(5,920)	-	(19,975)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(4,146)	(100)	-	-	(4,246)
Proceeds from debt borrowings	4,516	-	-	-	4,516
Capital lease obligations	-	-	(7)	-	(7)
Stock options exercised	18,454	-	-	-	18,454
Repurchase of common shares	(181,812)	-	-	-	(181,812)
Debt refinancing costs	-	(167)	-	-	(167)
Excess tax benefit from stock-based payments	28,936	-	-	-	28,936
Net cash used in financing activities	(134,052)	(267)	(7)	-	(134,326)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,140	(27,567)	(6,179)	-	(28,606)
CASH AND CASH EQUIVALENTS, beginning of period	1,572	35,385	17,266	-	54,223
CASH AND CASH EQUIVALENTS, end of period	$6,712	$7,818	$11,087	$-	$25,617

Return to index

17. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued the FASB Accounting Standards Codification (“ASC”). The Codification has become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. We applied the Codification to our Annual Report on Form 10-K for the period ending December 31, 2009. The Codification does not change GAAP and did not have an effect on our financial position or results of operations.

In June 2009, the FASB issued an update to ASC 810-10, Consolidation –Variable Interest Entities, which becomes effective as of the beginning of the first annual reporting period beginning after November 15, 2009.  This new guidance requires revised evaluations of whether entities represent variable interest entities, modifies the analysis by which a controlling interest of a variable interest entity is determined, requires ongoing assessments of control over such entities and provides guidance on the additional disclosure requirements for variable interests.  We do not expect this new guidance to have a material impact on our financial statements.

Return to index

18. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our unaudited quarterly financial data for the quarters ended December 31, 2009 and 2008 (in thousands, except per share data).

Quarter ended 2009	December 31	September 30	June 30	March 31

Services and product sales revenues	$181,599	$167,802	$167,262	$178,876
Cost of services and product sales	120,565	112,175	108,997	116,032
Other operating expenses	16,758	11,428	6,577	16,225
Operating income	44,276	44,199	51,688	46,619
Interest expense	3,988	3,895	3,840	3,800
Income before income tax expense	40,288	40,304	47,848	42,819
Income tax expense	16,511	9,189	17,884	13,580
Net income	23,777	31,115	29,964	29,239
Net income attributable to non-controlling interest	160	127	157	47
Net income attributable to Core Laboratories N.V.	$23,617	$30,988	$29,807	$29,192

Per share information:
Basic earnings per share	$1.03	$1.35	$1.30	$1.27
Diluted earnings per share (1)	$1.00	$1.33	$1.29	$1.26

Weighted average common shares outstanding:
Basic	22,983	22,969	22,955	22,970
Diluted	23,677	23,250	23,179	23,210

Quarter ended 2008	December 31	September 30	June 30	March 31

Services and product sales revenues	$201,188	$202,523	$197,688	$179,437
Cost of services and product sales	130,194	134,205	130,910	119,473
Other operating expenses	18,579	13,145	11,682	15,593
Operating income	52,415	55,173	55,096	44,371
Gain on repurchase of senior exchangeable notes	2,829	-	-	-
Interest expense	4,235	4,593	8,000	4,782
Income before income tax expense	51,009	50,580	47,096	39,589
Income tax expense	15,732	13,643	14,652	12,739
Net income	35,277	36,937	32,444	26,850
Net income attributable to non-controlling interest	59	103	77	103
Net income attributable to Core Laboratories N.V.	$35,218	$36,834	$32,367	$26,747

Per share information:
Basic earnings per share	$1.53	$1.60	$1.41	$1.16
Diluted earnings per share (1)	$1.51	$1.53	$1.32	$1.11

Weighted average common shares outstanding:
Basic	23,022	23,034	22,995	22,982
Diluted	23,289	24,082	24,452	23,998

(1)
The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

Return to index

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

		Additions
	Balance at	Charged to/			Balance at
	Beginning	Recovered from			End of
	of Period	Expense	Write-offs	Other (1)	Period
Year ended December 31, 2009
Reserve for doubtful accounts	$3,535	$545	$(943)	$65	$3,202

Year ended December 31, 2008
Reserve for doubtful accounts	$4,199	$(233)	$(510)	$79	$3,535

Year ended December 31, 2007
Reserve for doubtful accounts	$4,340	$262	$(629)	$226	$4,199

(1)		Comprised primarily of differences due to changes in exchange rate.

Return to index

Exhibit 21.1

Subsidiaries of the Registrant

Name	Legal Seat	Ownership %
Core Laboratories Resources N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories International Licensing N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories International Trading N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories I.P. Inc.	Delaware, United States	100%
Core Laboratories Holding Inc.	Delaware, United States	100%
Core Laboratories Middle East Services B.V.	Rotterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Canada Limited	Alberta, Canada	100%
PT Corelab Indonesia	Jakarta, Indonesia	70%
Core Laboratories Malaysia SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories Sales N.V.	Curacao, Netherlands Antilles	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Core Laboratories Coöperatief U.A.	Amsterdam, The Netherlands	100%
Corelab Nigeria Limited	Lagos, Nigeria	100%
Core Laboratories Venezuela S.A.	Caracas, Venezuela	100%
Core Laboratories Corporate Holding B.V.	Amsterdam, The Netherlands	100%
Corelab Brasil Ltda	Rio de Janeiro, Brazil	100%
Abdullah Fuad Core Laboratory Company	Dammam, Saudi Arabia	51%
Core Laboratories Holdings LLC	Delaware, United States	100%
Core Laboratories LLC	Delaware, United States	100%
Saybolt International B.V.	Rotterdam, The Netherlands	100%
Saybolt Holding B.V.	Rotterdam, The Netherlands	100%
Saybolt Denmark A/S	Copenhagen, Denmark	100%
Saybolt van Duyn GmbH	Essen, Germany	100%
Saybolt Espana S.A.	Madrid, Spain	100%
Saybolt Estonia Ltd.	Tallinn, Estonia	100%
Saybolt Finland Oy	Hamina, Finland	100%
Saybolt Italia S.R.L.	Siracusa, Italy	100%
Saybolt Malta Ltd.	Kalafran, Malta	100%
Saybolt Greece, Ltd.	Athens, Greece	100%
Saybolt (Portugal) Inspeccao de Productos Petroliferos, Lda.	Lisbon, Portugal	100%
Saybolt South Africa PTY LTD	Cape Town, South Africa	73%
Saybolt Sweden AB	Gothenburg, Sweden	100%
Saybolt United Kingdom Ltd.	Purfleet, United Kingdom	100%
Saybolt North America B.V.	Rotterdam, The Netherlands	100%
Saybolt de Mexico S.A. de C.V.	Coatzacoalcos, Mexico	100%
Saybolt LP	Delaware, United States	100%
Core Laboratories Panama, S.A.	Panama City, Panama	100%
E.W. Saybolt & Co. (Cayman) Ltd.	Georgetown, Grand Cayman	100%
Saybolt Analyt Holding B.V.	Rotterdam, The Netherlands	100%
ZAO Saybolt Eurasia	Moscow, Russian Federation	100%
Saybolt−Ukraine	Odessa, Ukraine	100%
Saybolt Bulgaria Ltd.	Bourgas, Bulgaria	100%
UAB Saybolt-Baltija, Ltd.	Klaipeda, Lithuania	100%
Saybolt Latvia	Ventspils, Latvia	100%
Saybolt St. Eustatius	St. Eustatius, Netherland Antilles	100%
Saybolt Bahamas Ltd.	Freeport, Bahamas	100%
Saybolt de Costa Rica, S.A.	San Jose, Costa Rica	99%
Saybolt de Colombia Ltda.	Barranquilla, Colombia	95%
Saybolt Aruba N.V.	San Nicolas, Aruba	100%
Saybolt Bonaire N.V.	Bonaire, Netherlands Antilles	100%
Saybolt Caribbean N.V.	San Nicolas, Aruba	100%

Return to index

Name	Legal Seat	Ownership %
Saybolt Curacao N.V.	Curacao, Netherlands Antilles	100%
Saybolt Trinidad & Tobago Ltd.	Marabella, Trinidad	100%
Saybolt Eastern Hemisphere B.V.	Rotterdam, The Netherlands	100%
Saybolt Malaysia SDN BHD	Kuala Lumpur, Malaysia	49%
PT Citra Wosaji Indonesia	Jakarta, Indonesia	65%
Saybolt Azerbaijan	Baku, Azerbaijan	100%
Saybolt Azerbaijan B.V.	Rotterdam, The Netherlands	50%
Beheersmaatschappij Het Scheur BV	Rotterdam, The Netherlands	100%
Core Laboratories El Salvador S.A. de C.V.	San Salvador, El Salvador	100%
Saybolt Belgium N.V.	Antwerp, Belgium	100%
Saybolt (Tianjin) Meteorology & Inspection Company Ltd.	Tianjin, China	100%
Core Lab Science and Technology (Beijing) Co Ltd.	Beijing, China	100%
Saybolt Latin America B.V.	Rotterdam, The Netherlands	100%
Core Laboratories Angola Ltd.	Luanda, Angola	100%
Saybolt Inspection Services India Private Limited	Mumbai, India	100%
Saybolt Inspection Services Kazakhstan LLP	Aktau, Kazakhstan	100%
Saybolt (Singapore) PTE LTD	Singapore, Singapore	100%
Core Laboratories (H.K.) Limited	Hong Kong, China	100%
Quantoil Ltd.	London, United Kingdom	100%
E.W. Saybolt & Co. S.A.	Panama City, Panama	100%
Saybolt Surveillance and Laboratory Services Joint Stock Corporation	Istanbul, Turkey	100%
Saybolt Inspection Romania S.R.L.	Constanta, Romania	100%
Owen Oil Tools LP	Delaware, United States	100%
Owen Oil Tools de Mexico, S.A. de C.V.	Tabasco, Mexico	100%
Owen Compliance Services, Inc.	Texas, United States	100%
Owen de Mexico S.A. de C.V.	Mexico City, Mexico	100%
Owen Oil Tools (U.K.) Ltd.	Croydon, United Kingdom	100%
Owen Oil Tools de Argentina, S.A.	Buenos Aires, Argentina	100%
Core Laboratories LLP (Kazakhstan)	Aktau, Kazakhstan	100%
ZAO Petroleum Analysts	Moscow, Russian Federation	100%
ZAO Lab Technics	Moscow, Russian Federation	100%
Saybolt Test OOO	Bashkortostan, Russian Federation	100%
Saybolt Armenia	Yerevan, Armenia	100%
Core Lab de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
Core Lab Operations S.A. de C.V.	Mexico City, Mexico	100%
Colab Newco S.A. de C.V.	Mexico City, Mexico	100%
ProTechnics de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
Core Lab Services S.A. de C.V.	Mexico City, Mexico	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
Core Laboratories Global N.V.	Curacao, Netherlands Antilles	100%
CTC Pulsonic Nigeria Limited	Lagos, Nigeria	80%
Production Enhancement Corporation	Delaware, United States	100%
PENCOR International Ltd.	Jersey, Channel Islands	100%
Coreton Limited	Croydon, United Kingdom	100%
Labton Limited	London, United Kingdom	100%
FE & FEFH Holding, Inc.	Alberta, Canada	100%
Saybolt Tunisie SarL	Tunis, Tunisia	49%
Saybolt Med S.A.	Tunis, Tunisia	49%
Saybolt Saudi Arabia Co., Ltd.	Jubail, Saudi Arabia	45%
Core Laboratories Malta Holding Limited	Valletta, Malta	99%
Core Laboratories Malta Limited	Valletta, Malta	99%
Saybolt Maroc	Mohammedia, Morocco	49%
Shanghai SIC - Saybolt Commodities Surveying Co Ltd.	Beijing, China	50%

Return to index

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-73772 and 333-73774) and Form S-3 (No. 333-139506-01) of Core Laboratories N.V. of our report dated February 19, 2010 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Houston, Texas
February 19, 2010

Return to index