Form 10-Q
period 2010-03-31
CORE LABORATORIES N V
filed 2010-04-29
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

    The number of common shares of the registrant, par value EUR 0.04 per share, outstanding at April 28, 2010 was 22,326,027.

CORE LABORATORIES N.V.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2010

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets (Unaudited) at March 31, 2010 and December 31, 2009	1

	Consolidated Statements of Operations (Unaudited) for the Three Months Ended March 31, 2010 and 2009	2

	Consolidated Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2010 and 2009	3

	Notes to the Unaudited Consolidated Interim Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	24

	Signature	25

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$138,768	$181,045
Accounts receivable, net of allowance for doubtful accounts of $3,757 and
$3,202 at 2010 and 2009, respectively	130,986	133,758
Inventories, net	32,652	32,184
Prepaid expenses and other current assets	33,371	43,550
TOTAL CURRENT ASSETS	335,777	390,537

PROPERTY, PLANT AND EQUIPMENT, net	99,668	98,784
INTANGIBLES, net	9,469	6,520
GOODWILL	154,217	148,600
OTHER ASSETS	15,019	13,725
TOTAL ASSETS	$614,150	$658,166

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,526	$33,009
Accrued payroll and related costs	24,302	24,368
Taxes other than payroll and income	6,791	8,183
Unearned revenues	23,616	16,528
Income tax payable	15,444	15,433
Short-term debt	212,915	-
Other accrued expenses	9,215	8,887
TOTAL CURRENT LIABILITIES	328,809	106,408

LONG-TERM DEBT	-	209,112
DEFERRED COMPENSATION	17,896	16,866
DEFERRED TAX LIABILITIES	7,528	7,692
OTHER LONG-TERM LIABILITIES	33,204	36,330
COMMITMENTS AND CONTINGENCIES	-	-

EQUITY:
Preference shares, EUR 0.04 par value;
3,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.04 par value;
100,000,000 shares authorized, 25,519,956 issued and 22,312,593 outstanding at 2010
and 25,519,956 issued and 22,986,704 outstanding at 2009	1,430	1,430
Additional paid-in capital	61,048	61,719
Retained earnings	498,963	469,454
Accumulated other comprehensive (loss)	(6,451)	(6,536)
Treasury shares (at cost), 3,207,363 at 2010 and 2,533,252 at 2009	(330,748)	(246,699)
Total Core Laboratories N.V. shareholders' equity	224,242	279,368
Non-controlling interest	2,471	2,390
TOTAL EQUITY	226,713	281,758
TOTAL LIABILITIES AND EQUITY	$614,150	$658,166

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
REVENUES:
Services	$143,442	$141,692
Product sales	44,895	37,184
	188,337	178,876
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	95,357	88,296
Cost of product sales, exclusive of depreciation expense shown below	30,231	27,736
General and administrative expenses	6,380	9,274
Depreciation	5,419	5,527
Amortization	335	181
Other expense (income), net	(798)	1,243
OPERATING INCOME	51,413	46,619
Interest expense	4,059	3,800
Income before income tax expense	47,354	42,819
Income tax expense	15,068	13,580
Net income	32,286	29,239
Net income attributable to non-controlling interest	81	47
Net income attributable to Core Laboratories N.V.	$32,205	$29,192

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.44	$1.27

Diluted earnings per share attributable to Core Laboratories N.V.	$1.38	$1.26

Cash dividends per share	$0.12	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	22,418	22,970

Diluted	23,410	23,210

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,286	$29,239
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	752	424
Provisions for inventory obsolescence	222	22
Equity in earnings of affiliates	(113)	(48)
Stock-based compensation	1,613	1,322
Depreciation and amortization	5,754	5,708
Non-cash interest expense	3,839	3,574
Gain on sale of assets	(30)	(77)
Realization of pension obligation	85	58
(Increase) decrease in value of life insurance policies	(513)	603
Deferred income taxes	428	(3,638)
Changes in assets and liabilities:
Accounts receivable	2,020	12,312
Inventories	(690)	1,840
Prepaid expenses and other current assets	9,587	1,127
Other assets	(263)	85
Accounts payable	3,517	(14,370)
Accrued expenses	5,969	5,327
Other long-term liabilities	(2,097)	6,610
Net cash provided by operating activities	62,366	50,118
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,155)	(2,655)
Patents and other intangibles	(84)	(96)
Acquisitions	(9,000)	-
Proceeds from sale of assets	66	86
Premiums on life insurance	(441)	(582)
Net cash used in investing activities	(15,614)	(3,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	274	169
Excess tax benefits from stock-based compensation	(140)	45
Dividends paid	(2,696)	(2,302)
Repurchase of common shares	(86,467)	(7,885)
Net cash used in financing activities	(89,029)	(9,973)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(42,277)	36,898
CASH AND CASH EQUIVALENTS, beginning of period	181,045	36,138
CASH AND CASH EQUIVALENTS, end of period	$138,768	$73,036

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three months ended March 31, 2010 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2010.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2009 was derived from the 2009 audited consolidated financial statements but does not include all disclosures in accordance with GAAP.

References to "Core Lab", "we", "our", and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2010	2009
	(Unaudited)
Finished goods	$23,019	$22,161
Parts and materials	8,386	8,756
Work in progress	1,247	1,267
Total inventories, net	$32,652	$32,184

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

On January 15, 2010, we acquired assets associated with the fracture diagnostics business of Gray Wireline Service, Inc. for $9 million in cash.  The acquisition was recorded in the Production Enhancement business segment and resulted in an increase of $5.6 million in goodwill and an increase of $3.2 million in intangible assets.  The intangible assets will be amortized over a period of 36 to 60 months.  The acquisition did not have a material impact to the Production Enhancement business segment or Consolidated operating results for the quarter ended March 31, 2010.  The remaining composition of goodwill by business segment at March 31, 2010 is consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2009.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):
	March 31,	December 31,
	2010	2009
	(Unaudited)
Senior exchangeable notes	$238,658	$238,658
Discount on senior exchangeable notes	(25,743)	(29,546)
Net senior exchangeable notes	$212,915	$209,112

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and due November 2011.  The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis.

With the additional amortization of the discount on the Notes, the effective interest rate is 7.48% for the period ended March 31, 2010, which resulted in additional non-cash interest expense of $3.8 million and $3.5 million for the three months ended March 31, 2010 and 2009, respectively.  Each Note carries a $1,000 principal amount and is exchangeable into shares of Core Laboratories N.V. under certain circumstances at a conversion rate of $92.49 or 10.8120 per Note.  Upon exchange, holders will receive cash up to the principal amount, and any excess exchange value will be delivered in Core Laboratories N.V. common shares. The carrying value of the equity component of the Notes was $84.4 million at March 31, 2010 and December 31, 2009. At March 31, 2010, the Notes were trading at 143.3% of their face value which would result in $103.3 million of value in excess of the principal. At December 31, 2009 the Notes were trading at 134% of their face value which would result in $81.1 million of value in excess of the principal.  There were 238,658 Notes outstanding at March 31, 2010.

Under the terms of the Notes, on March 31, 2010, the early conversion option for the holders of the Notes was enabled. As a result, the Notes can be converted during the subsequent quarter and have been reclassified from a long-term liability to a short-term liability.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures.  Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility was reduced by outstanding letters of credit and performance guarantees and bonds arranged totaling $12.0 million at March 31, 2010 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at March 31, 2010 was $88.0 million. As of March 31, 2010, we had $25.2 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

5.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees (the "Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned.  We fund the future obligations of the Dutch Plan by purchasing investment contracts from a large multi-national insurance company.  The investment contracts are purchased annually and expire after five years at which time they are replaced with new contracts that are adjusted to include changes in the benefit obligation for the current year and redemption of the expired contracts.  We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2).  We make annual premium payments to the insurance company, based on each employee's age and current salary.

The following table summarizes the components of net periodic pension cost under this plan for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Service cost	$323	$253
Interest cost	376	324
Expected return on plan assets	(119)	(178)
Amortization of transition asset	(22)	(22)
Amortization of prior service cost	40	40
Amortization of net loss	94	61
Net periodic pension cost	$692	$478

During the three months ended March 31, 2010, we contributed approximately $1.1 million, as determined by the insurance company, to fund the estimated 2010 premiums on investment contracts held by the plan.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value.  The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination.

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

(Unaudited)		Fair Value Measurement at March 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$6,646	$-	$6,646	$-

Liabilities:
Deferred compensation plan	$10,086	$1,525	$8,561	$-

		Fair Value Measurement at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$6,193	$-	$6,193	$-

Liabilities:
Deferred compensation plan	$9,366	$1,339	$8,027	$-

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

7.  EQUITY

During the three months ended March 31, 2010, we repurchased 703,902 of our common shares for $86.5 million. Included in this total were rights to 3,529 shares valued at $0.4 million that were surrendered to the Company pursuant to the terms of a stock-based compensation plan, in consideration of the participants' tax burdens that may result from the issuance of common shares under this plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as future acquisitions, settlement of employee stock awards, or possible conversion of the Notes.

During the three months ended March 31, 2010, we recognized tax benefits of $0.1 million, relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

On February 25, 2010, we paid a dividend of $0.12 per share of common stock.  In addition, on April 16, 2010, we declared a quarterly dividend of $0.12 per share of common stock for shareholders of record on April 27, 2010 and payable on May 27, 2010.

The following table summarizes our changes in equity for the three months ended March 31, 2010 (in thousands):

				Accumulated
		Additional		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Total
(Unaudited)	Shares	Capital	Earnings	Income (Loss)	Stock	Interest	Equity

December 31, 2009	$1,430	$61,719	$469,454	$(6,536)	$(246,699)	$2,390	$281,758
Stock options exercised	-	(1,218)	-	-	1,492	-	274
Stock based-awards	-	687	-	-	926	-	1,613
Tax benefit of stock-based awards issued	-	(140)	-	-	-	-	(140)
Repurchase of common shares	-	-	-	-	(86,467)	-	(86,467)
Dividends paid	-	-	(2,696)	-	-	-	(2,696)
Comprehensive income:
Amortization of pension, net of tax	-	-	-	85	-	-	85
Net income	-	-	32,205	-	-	81	32,286
Total comprehensive income							32,371

March 31, 2010	$1,430	$61,048	$498,963	$(6,451)	$(330,748)	$2,471	$226,713

Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three months ended March 31,
	2010	2009
	(Unaudited)
Net income	$32,286	$29,239
Realization of pension obligation	85	58
Total comprehensive income	$32,371	$29,297

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
	(Unaudited)
Prior service cost	$(941)	$(971)
Transition asset	373	389
Unrecognized net actuarial loss	(5,883)	(5,954)
Total accumulated other comprehensive loss	$(6,451)	$(6,536)

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

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Weighted average basic common shares outstanding	22,418	22,970
Effect of dilutive securities:
Stock options	29	100
Contingent shares	15	13
Restricted stock and other	262	127
Senior exchangeable notes and warrants	686	-
Weighted average diluted common and potential common shares outstanding	23,410	23,210

In 2006, we sold warrants that give the holder the right to acquire up to 3.2 million of our common shares beginning at a current exercise price of $124.52 per share.  Included in the table above within the amount for Senior exchangeable notes and warrants line are 14,000 shares which were added to the share count because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share for the three months ended March 31, 2010.

9. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
(Gain) loss on sale of assets	$(31)	$(77)
Foreign exchange loss (gain)	(91)	1,888
Interest income	(12)	(39)
Rents and royalties	(473)	(341)
Other, net	(191)	(188)
Total other expense (income), net	$(798)	$1,243

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
British Pound	$258	$72
Canadian Dollar	(385)	348
Euro	(30)	163
Kazakhstan Tenge	1	167
Malaysian Ringgit	(73)	136
Mexican Peso	108	132
Russian Ruble	54	596
Other currencies, net	(24)	274
Total loss (gain)	$(91)	$1,888

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2010 and 2009 were 31.8% and 31.7%, respectively.  The higher effective tax rate reflects the change in activity levels between jurisdictions with different tax rates.

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other 1	Consolidated
Three Months Ended March 31, 2010
Revenues from unaffiliated customers	$104,093	$68,844	$15,400	$-	$188,337
Inter-segment revenues	300	294	288	(882)	-
Segment operating income (loss)	25,084	20,943	5,620	(234)	51,413
Total assets	257,184	182,943	18,216	155,807	614,150
Capital expenditures	5,329	672	38	116	6,155
Depreciation and amortization	3,507	1,623	158	466	5,754

Three Months Ended March 31, 2009
Revenues from unaffiliated customers	$102,523	$63,100	$13,253	$-	$178,876
Inter-segment revenues	123	361	381	(865)	-
Segment operating income (loss)	24,752	18,324	3,478	65	46,619
Total assets	253,398	172,345	21,024	96,519	543,286
Capital expenditures	2,063	587	-	5	2,655
Depreciation and amortization	3,357	1,462	177	712	5,708

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the Notes issued by Core Laboratories LP in 2006. Core Laboratories LP is a wholly owned subsidiary of Core Laboratories N.V.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission (the "SEC"). The condensed consolidating financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: balance sheets as of March 31, 2010 and December 31, 2009, statements of operations for each of the three months ended March 31, 2010 and 2009 and the statements of cash flows for each of the three months ended March 31, 2010 and 2009 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V., (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	March 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,005	$109,067	$12,696	$-	$138,768
Accounts receivable, net	1	31,136	99,849	-	130,986
Inventories, net	-	2,202	30,450	-	32,652
Prepaid expenses and other current assets	16,723	5,732	10,916	-	33,371
Total current assets	33,729	148,137	153,911	-	335,777

PROPERTY, PLANT AND EQUIPMENT, net	-	21,516	78,152	-	99,668
GOODWILL AND INTANGIBLES, net	46,986	16,519	100,181	-	163,686
INTERCOMPANY RECEIVABLES	37,674	265,369	288,046	(591,089)	-
INVESTMENT IN AFFILIATES	571,968	-	1,599,556	(2,171,091)	433
DEFERRED TAX ASSET	2,951	-	7,753	(10,704)	-
OTHER ASSETS	2,987	9,315	2,284	-	14,586
TOTAL ASSETS	$696,295	$460,856	$2,229,883	$(2,772,884)	$614,150

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$441	$5,733	$30,352	$-	$36,526
Short-term debt	-	212,915	-	-	212,915
Other accrued expenses	2,345	30,149	46,874	-	79,368
Total current liabilities	2,786	248,797	77,226	-	328,809

LONG-TERM DEBT	-	-	-	-	-
DEFERRED COMPENSATION	6,199	10,905	792	-	17,896
DEFERRED TAX LIABILITY	-	17,934	298	(10,704)	7,528
INTERCOMPANY PAYABLES	449,769	24,058	117,262	(591,089)	-
OTHER LONG-TERM LIABILITIES	13,299	7,152	12,753	-	33,204

SHAREHOLDERS' EQUITY	224,242	152,010	2,019,081	(2,171,091)	224,242
NON-CONTROLLING INTEREST	-	-	2,471	-	2,471
TOTAL EQUITY	224,242	152,010	2,021,552	(2,171,091)	226,713

TOTAL LIABILITIES AND EQUITY	$696,295	$460,856	$2,229,883	$(2,772,884)	$614,150

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,998	$95,048	$11,999	$-	$181,045
Accounts receivable, net	1	29,452	104,305	-	133,758
Inventories, net	-	2,679	29,505	-	32,184
Prepaid expenses and other current assets	11,809	22,209	9,532	-	43,550
Total current assets	85,808	149,388	155,341	-	390,537

PROPERTY, PLANT AND EQUIPMENT, net	-	21,988	76,796	-	98,784
GOODWILL AND INTANGIBLES, net	46,986	7,949	100,185	-	155,120
INTERCOMPANY RECEIVABLES	37,681	216,670	232,802	(487,153)	-
INVESTMENT IN AFFILIATES	540,724	-	1,387,715	(1,928,118)	321
DEFERRED TAX ASSET	2,951	4,644	14,359	(21,954)	-
OTHER ASSETS	2,828	8,770	1,806	-	13,404
TOTAL ASSETS	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$501	$6,404	$26,104	$-	$33,009
Other accrued expenses	673	29,738	42,988	-	73,399
Total current liabilities	1,174	36,142	69,092	-	106,408

LONG-TERM DEBT	-	209,112	-	-	209,112
DEFERRED COMPENSATION	6,046	10,094	726	-	16,866
DEFERRED TAX LIABILITY	-	29,646	-	(21,954)	7,692
INTERCOMPANY PAYABLES	417,618	-	69,535	(487,153)	-
OTHER LONG-TERM LIABILITIES	12,772	7,702	15,856	-	36,330

SHAREHOLDERS' EQUITY	279,368	116,713	1,811,405	(1,928,118)	279,368
NON-CONTROLLING INTEREST	-	-	2,390	-	2,390
TOTAL EQUITY	279,368	116,713	1,813,795	(1,928,118)	281,758

TOTAL LIABILITIES AND EQUITY	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended March 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$45,161	$143,176	$-	$188,337
Intercompany revenues	288	4,587	35,509	(40,384)	-
Earnings from consolidated affiliates	35,189	-	100,759	(135,948)	-
Total revenues	35,477	49,748	279,444	(176,332)	188,337

OPERATING EXPENSES
Operating costs	390	24,984	100,214	-	125,588
General and administrative expenses	2,167	4,210	3	-	6,380
Depreciation and amortization	-	1,558	4,196	-	5,754
Other expense (income), net	(135)	1,591	28,308	(30,562)	(798)

Operating income	33,055	17,405	146,723	(145,770)	51,413
Interest expense	-	4,055	4	-	4,059

Income before income tax expense	33,055	13,350	146,719	(145,770)	47,354
Income tax expense (benefit)	850	5,482	8,736	-	15,068

Net income	32,205	7,868	137,983	(145,770)	32,286
Net income attributable to non-controlling interest	-	-	81	-	81

Net income attributable to Core Laboratories	$32,205	$7,868	$137,902	$(145,770)	$32,205

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$32,036	$25,991	$4,339	$-	$62,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(2,520)	(3,635)	-	(6,155)
Patents and other intangibles	-	(20)	(64)	-	(84)
Acquisitions, net of cash	-	(9,000)	-	-	(9,000)
Proceeds from sale of assets	-	9	57	-	66
Premiums on life insurance	-	(441)	-	-	(441)
Net cash used in investing activities	-	(11,972)	(3,642)	-	(15,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	274	-	-	-	274
Excess tax benefit from stock-based payments	(140)	-	-	-	(140)
Dividends paid	(2,696)	-	-	-	(2,696)
Repurchase of common shares	(86,467)	-	-	-	(86,467)
Net cash used in financing activities	(89,029)	-	-	-	(89,029)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(56,993)	14,019	697	-	(42,277)
CASH AND CASH EQUIVALENTS, beginning of period	73,998	95,048	11,999	-	181,045
CASH AND CASH EQUIVALENTS, end of period	$17,005	$109,067	$12,696	$-	$138,768

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended March 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$45,134	$133,742	$-	$178,876
Intercompany revenues	343	6,599	30,000	(36,942)	-
Earnings from consolidated affiliates	30,287	-	92,653	(122,940)	-
Total revenues	30,630	51,733	256,395	(159,882)	178,876

OPERATING EXPENSES
Operating costs	312	23,605	92,115	-	116,032
General and administrative expenses	3,460	5,810	4	-	9,274
Depreciation and amortization	-	1,369	4,339	-	5,708
Other expense (income), net	(11)	4,135	27,568	(30,449)	1,243

Operating income	26,869	16,814	132,369	(129,433)	46,619
Interest expense	475	3,305	20	-	3,800

Income before income tax expense	26,394	13,509	132,349	(129,433)	42,819
Income tax expense (benefit)	(2,798)	4,786	11,592	-	13,580

Net income	29,192	8,723	120,757	(129,433)	29,239
Net income attributable to non-controlling interest	-	-	47	-	47
NET INCOME ATTRIBUTABLE TO CORE LABORATORIES N.V.	$29,192	$8,723	$120,710	$(129,433)	$29,192

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$18,135	$30,285	$1,698	$-	$50,118
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(486)	(2,169)	-	(2,655)
Patents and other intangibles	-	-	(96)	-	(96)
Proceeds from sale of assets	-	2	84	-	86
Premiums on life insurance	-	(582)	-	-	(582)
Net cash used in investing activities	-	(1,066)	(2,181)	-	(3,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	169	-	-	-	169
Excess tax benefit from stock-based payments	45	-	-	-	45
Dividends paid	(2,302)	-	-	-	(2,302)
Repurchase of common shares	(7,885)	-	-	-	(7,885)
Net cash used in financing activities	(9,973)	-	-	-	(9,973)

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,162	29,219	(483)	-	36,898
CASH AND CASH EQUIVALENTS, beginning of period	13,347	11,027	11,764	-	36,138
CASH AND CASH EQUIVALENTS, end of period	$21,509	$40,246	$11,281	$-	$73,036

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2010 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Form 10-Q, are forward looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, no assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

-	general and economic business conditions;

-	market prices of oil and gas and expectations about future prices;

-	cost of producing oil and natural gas;

-	the level of drilling and production activity;

-	mergers, consolidations and downsizing among our clients;

-	coordination by OPEC;

-	the impact of commodity prices on the expenditure levels of our clients;

-	financial condition of our client base and their ability to fund capital expenditures;

-	the physical and/or financial effects of climatic change, including adverse weather or geologic/geophysical conditions;

-	the adoption of legal requirements or taxation relating to climate change that lower the demand for petroleum-based fuels;

-	civil unrest in oil producing or consuming countries;

-	level of consumption of oil, gas and petrochemicals by consumers;

-	changes in existing laws or regulations;

-	the business opportunities (or lack thereof) that may be presented to and pursued by us; and

-	availability of services and materials for our clients to grow their capital expenditures.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the other reports filed by us with the SEC.

Outlook

We continue our efforts to expand our market presence by opening facilities in strategic areas and realizing synergies within our business lines.  We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent developments, we believe that the current level of activities, workflows, and operating margins outside North America will grow slightly and that North American activity levels may decrease slightly in response to lower natural gas prices.  Recent natural gas production data indicates that the North American supply continues to increase and may continue to increase over the next several quarters.  In addition, the North American rig count has continued to increase throughout the first quarter of 2010.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended March 31,				% Change
	2010		2009		2010/2009
REVENUES:
Services	$143,442	76%	$141,692	79%	1%
Product sales	44,895	24%	37,184	21%	21%
Total revenues	188,337	100%	178,876	100%	5%
OPERATING EXPENSES:
Cost of services*	95,357	66%	88,296	62%	8%
Cost of product sales*	30,231	67%	27,736	75%	9%
Total cost of services and product sales	125,588	67%	116,032	65%	8%
General and administrative expenses	6,380	3%	9,274	5%	(31%)
Depreciation and amortization	5,754	3%	5,708	3%	1%
Other expense (income), net	(798)	-	1,243	1%	(164%)
Operating income	51,413	27%	46,619	26%	10%
Interest expense	4,059	2%	3,800	2%	7%
Income before income tax expense	47,354	25%	42,819	24%	11%
Income tax expense	15,068	8%	13,580	8%	11%
Net income	32,286	17%	29,239	16%	10%
Net income attributable to non-controlling interest	81	-	47	-	72%
Net income attributable to Core Laboratories N.V.	$32,205	17%	$29,192	16%	10%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009 (unaudited)

Service Revenues

Service revenues increased to $143.4 million for the first quarter of 2010, up 1% when compared to $141.7 million for the first quarter of 2009.  We have seen a recent increase in activity as a result of additional work on potential lower Tertiary reservoirs in the deepwater Gulf of Mexico.   Our large scale core analyses and reservoir fluid projects combined with our fluid and derived products inspection, calibration and assay work continue to provide meaningful revenue streams in Europe, the Middle East, Asia-Pacific, offshore deepwater regions of the Gulf of Mexico and the southern-Atlantic margins off the coast of West Africa and Brazil.

Product Sales Revenues

Revenues associated with product sales increased to $44.9 million for the quarter ended March 31, 2010, up 21% from $37.2 million for the first quarter of 2009.  The increase in revenue was driven by the acceptance and demand of our specialized completion products introduced over the last three years and has led to increased market share in North American natural gas and oil shale reservoirs and has increased market penetration in Middle East and Asia-Pacific perforating markets.  These specialized optimizing technologies are focused on high-end well completion and stimulation programs mainly in the Haynesville, Marcellus and Eagle Ford shale plays and in multi-stage completions in the Bakken oil-shale play.

Cost of Services

Cost of services expressed as a percentage of service revenue was 66% for the quarter ended March 31, 2010, up from 62% for the same period in 2009.  The increase in the cost of services relative to service revenue was primarily a result of slightly higher sales of lower margins services.

Cost of Product Sales

Cost of product sales as a percentage of product sales revenues was 67% for the quarter ended March 31, 2010, down from 75% for the same period in 2009.  The decrease in cost of sales as a percentage of product sale revenues was primarily due to the growing demand for our new technologies which are our higher margin products and from an overall increase in sales which improved absorption of our fixed cost structure.

General and Administrative Expenses

General and administrative expenses totaled $6.4 million for the first quarter of 2010, down 31% from the $9.3 million incurred in the first quarter of 2009, primarily from a reduction in compensation expense in 2010 and increased severance costs in the first quarter of 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense increased to $5.8 million for the first quarter of 2010, which was virtually unchanged when compared to $5.7 million for the first quarter of 2009.

Other Expense (Income), Net

Other expense (income), net consisted of the following for the quarter ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
(Gain) loss on sale of assets	$(31)	$(77)
Foreign exchange loss (gain)	(91)	1,888
Interest income	(12)	(39)
Rents and royalties	(473)	(341)
Other, net	(191)	(188)
Total other expense (income), net	$(798)	$1,243

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
British Pound	$258	$72
Canadian Dollar	(385)	348
Euro	(30)	163
Kazakhstan Tenge	1	167
Malaysian Ringgit	(73)	136
Mexican Peso	108	132
Russian Ruble	54	596
Other currencies, net	(24)	274
Total loss (gain)	$(91)	$1,888

Income Tax Expense

The effective tax rates for the three months ended March 31, 2010 and 2009 were 31.8% and 31.7%, respectively.  The higher effective tax rate reflects the change in activity levels between jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		% Change
	2010	2009	2010/2009
Revenues:	(Unaudited)
Reservoir Description	$104,093	$102,523	2%
Production Enhancement	68,844	63,100	9%
Reservoir Management	15,400	13,253	16%
Consolidated	$188,337	$178,876	5%

Operating income:
Reservoir Description	$25,084	$24,752	1%
Production Enhancement	20,943	18,324	14%
Reservoir Management	5,620	3,478	62%
Corporate and Other1	(234)	65	NM
Consolidated	$51,413	$46,619	10%

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenues from the Reservoir Description segment increased 2%, or $1.6  million, to $104.1  million in the first quarter of 2010, compared to $102.5  million in the first quarter of 2009.  This segment’s operations continued to benefit from high volumes of core analyses, reservoir fluids phase-behavior studies, and crude oil testing, inspection, distillation, fractionation, and characterization projects from both offshore South Atlantic margins, Europe, the Middle East, including projects in both northern and southern Iraq, and Asia-Pacific regions.

Operating income in the first quarter of 2010 increased by 1%, or $0.3 million, to $25.1 million compared to $24.8  million for the first quarter of 2009.  The segment continues to benefit from maintaining an emphasis on higher value and thus higher margin services on internationally-based development and production-related crude oil projects in addition to the de-emphasis of the more cyclical exploration-related projects.  There also continues to be an emphasis on controlling costs.  Operating margins for the quarter ended March 31, 2010 were 24%, representing no change from the same period in 2009.

Production Enhancement

Revenues from the Production Enhancement segment increased by 9%, or $5.7 million, to $68.8 million in the first quarter of 2010 as compared to $63.1 million in the first quarter in 2009. The increase in revenues was due to the increase in North American rig count coupled with client acceptance of our completion products and our fracture diagnostic services, as well as increased market share of our perforating charges and gun systems in the North American natural gas and oil shale reservoirs as well as Middle East and Asia-Pacific markets.

Operating income in the first quarter of 2010 increased by 14%, or $2.6 million, to $20.9 million from $18.3 million for the first quarter of 2009.  Operating margins increased to 30% in the first quarter of 2010 compared to 29% for the same period in 2009.   The increase in margins was primarily driven by our continued market penetration of higher-margin services including our proprietary and patented diagnostic technologies, such as SpectraChem® Plus+ and ZeroWash®, and our HERO™ line of perforating charges and gun systems.

Reservoir Management

Revenues from the Reservoir Management segment in the first quarter of 2010 increased 16% to $15.4 million from $13.3 million as compared to the first quarter of 2009.  The increase in revenue was due to continued interest in several of our existing multi-client reservoir studies including such studies in the Eagle Ford Shale in south Texas, Haynesville Shale, and Marcellus Shale along with the continued participation in our North American Gas Shale Study.  We initiated a joint-industry study of the Montney Shale in northeastern British Columbia and northern Alberta.

Operating income in the first quarter of 2010 increased 62% to $5.6 million from $3.5 million for the first quarter of 2009. The increase in operating income was primarily related to the mix of activity in our consortium projects and the timing of our analysis work on these projects.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		% Change
	2010	2009	2010/2009
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$62,366	$50,118	24%
Less: capital expenditures	6,155	2,655	132%
Free cash flow	$56,211	$47,463	18%

The increase in free cash flow in 2010 compared to 2009 was due to an increase in net income and improved working capital excluding cash and senior exchangeable notes, primarily from collection of receivables over payments made to vendors.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended March 31,		% Change
	2010	2009	2010/2009
Cash provided by/(used in):	(Unaudited)
Operating activities	$62,366	$50,118	24%
Investing activities	(15,614)	(3,247)	381%
Financing activities	(89,029)	(9,973)	793%
Net change in cash and cash equivalents	$(42,277)	$36,898	(215%)

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income and improved working capital excluding cash and senior exchangeable notes, primarily from collection of receivables over payments made to vendors.

Cash flows used in investing activities increased due to higher capital expenditures of $6.2 million for the period and an acquisition for $9.0 million.

The increase in cash flows used in financing activities relates primarily to an increase in the number of shares repurchased under our common share repurchase program.  In the first three months of 2010, we repurchased 703,902 shares for an aggregate price of $86.5 million compared to 121,605 shares for an aggregate price of $7.9 million during the same period in 2009.

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and due November 2011.  Under the terms of the Notes, on March 31, 2010, the early conversion option for the holders of the Notes was enabled. As a result, the Notes can be converted during the subsequent quarter and have been reclassified from a long-term liability to a short-term liability.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures.  Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility is reduced by outstanding letters of credit and performance guarantees and bonds arranged under the Credit Facility which totaled $12.0 million at March 31, 2010 and related to certain projects in progress.  Our available borrowing capacity under the Credit Facility at March 31, 2010 was $88.0 million. As of March 31, 2010, we had $25.2 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at March 31, 2010.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)
January 1-31, 2010	664,373	$122.89	664,373	3,341,484
February 1-28, 2010 (1)	23,364	118.34	23,364	3,321,561
March 1-31, 2010 (2)	16,165	127.42	16,165	3,325,746
Total	703,902	$122.84	703,902

(1) Contains 364 shares valued at approximately $44 thousand, or $122.04 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in February 2010.
(2) Contains 3,165 shares valued at $0.4 million, or $124.37 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in March 2010.
(3) In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months.  This authorization was renewed at subsequent annual shareholder meetings.  At a special shareholders’ meeting on January 29, 2009, following a change in Dutch law that permitted us to repurchase up to 50% of our issued share capital in open market purchases, our shareholders authorized an extension through July 29, 2010 to purchase up to 25.6% of our issued share capital, consisting of 10% of our issued shares and an additional 15.6% of our issued shares to fulfill obligations relating to the Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

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

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	April 29, 2010	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)