Form 10-Q
period 2010-06-30
CORE LABORATORIES N V
filed 2010-07-26
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

    The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 22, 2010 was 44,675,908.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$173,622	$181,045
Accounts receivable, net of allowance for doubtful accounts of $3,571 and $3,202 at 2010 and 2009, respectively	137,565	133,758
Inventories, net	33,762	32,184
Prepaid expenses and other current assets	29,022	43,550
TOTAL CURRENT ASSETS	373,971	390,537

PROPERTY, PLANT AND EQUIPMENT, net	100,680	98,784
INTANGIBLES, net	9,191	6,520
GOODWILL	154,217	148,600
OTHER ASSETS	14,602	13,725
TOTAL ASSETS	$652,661	$658,166

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$39,528	$33,009
Accrued payroll and related costs	23,140	24,368
Taxes other than payroll and income	6,817	8,183
Unearned revenues	18,472	16,528
Income tax payable	23,001	15,433
Short-term debt – Senior Exchangeable Notes	216,787	-
Other accrued expenses	9,667	8,887
TOTAL CURRENT LIABILITIES	337,412	106,408

LONG-TERM DEBT – SENIOR EXCHANGEABLE NOTES	-	209,112
DEFERRED COMPENSATION	18,143	16,866
DEFERRED TAX LIABILITIES	8,239	7,692
OTHER LONG-TERM LIABILITIES	32,603	36,330
COMMITMENTS AND CONTINGENCIES	-	-

EQUITY COMPONENT OF SHORT-TERM DEBT – SENIOR EXCHANGEABLE NOTES	21,871	-

EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 51,039,912 issued and 44,675,908 outstanding at 2010 and 51,039,912 issued and 45,973,408 outstanding at 2009	1,430	1,430
Additional paid-in capital	37,149	61,719
Retained earnings	530,500	469,454
Accumulated other comprehensive (loss)	(6,365)	(6,536)
Treasury shares (at cost), 6,364,004 at 2010 and 5,066,504 at 2009	(330,757)	(246,699)
Total Core Laboratories N.V. shareholders' equity	231,957	279,368
Non-controlling interest	2,436	2,390
TOTAL EQUITY	234,393	281,758
TOTAL LIABILITIES AND EQUITY	$652,661	$658,166

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
REVENUES:
Services	$153,010	$134,671
Product sales	45,892	32,591
	198,902	167,262
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	96,411	84,401
Cost of product sales, exclusive of depreciation expense shown below	32,506	24,596
General and administrative expenses	9,211	6,684
Depreciation	5,430	5,724
Amortization	336	182
Other expense (income), net	1,288	(6,013)
OPERATING INCOME	53,720	51,688
Interest expense	4,114	3,840
Income before income tax expense	49,606	47,848
Income tax expense	15,244	17,884
Net income	34,362	29,964
Net income attributable to non-controlling interest	146	157
Net income attributable to Core Laboratories N.V.	$34,216	$29,807

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.77	$0.65

Diluted earnings per share attributable to Core Laboratories N.V.	$0.71	$0.64

Cash dividends per share	$0.06	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,651	45,911

Diluted	47,957	46,357

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
REVENUES:
Services	$296,452	$276,363
Product sales	90,787	69,775
	387,239	346,138
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	191,768	172,697
Cost of product sales, exclusive of depreciation expense shown below	62,737	52,332
General and administrative expenses	15,591	15,958
Depreciation	10,849	11,251
Amortization	671	363
Other expense (income), net	490	(4,770)
OPERATING INCOME	105,133	98,307
Interest expense	8,173	7,640
Income before income tax expense	96,960	90,667
Income tax expense	30,312	31,464
Net income	66,648	59,203
Net income attributable to non-controlling interest	227	204
Net income attributable to Core Laboratories N.V.	$66,421	$58,999

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.48	$1.28

Diluted earnings per share attributable to Core Laboratories N.V.	$1.40	$1.27

Cash dividends per share	$0.12	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,743	45,925

Diluted	47,396	46,383

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,648	$59,203
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	811	319
Provisions for inventory obsolescence	298	103
Equity in earnings of affiliates	(239)	(78)
Stock-based compensation	3,836	2,624
Depreciation and amortization	11,520	11,614
Non-cash interest expense	7,735	7,213
Gain on sale of assets	8	(345)
Realization of pension obligation	171	117
(Increase) decrease in value of life insurance policies	765	(421)
Deferred income taxes	(8,822)	(8,145)
Changes in assets and liabilities:
Accounts receivable	(4,618)	20,028
Inventories	(1,876)	(2,123)
Prepaid expenses and other current assets	23,896	724
Other assets	(540)	(252)
Accounts payable	6,519	(14,748)
Accrued expenses	7,698	1,948
Other long-term liabilities	(2,450)	8,486
Net cash provided by operating activities	111,360	86,267
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,696)	(5,320)
Patents and other intangibles	(142)	(151)
Acquisitions	(9,000)	-
Proceeds from sale of assets	125	459
Premiums on life insurance	(921)	(844)
Net cash used in investing activities	(22,634)	(5,856)
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	295	302
Excess tax benefits from stock-based compensation	798	127
Non-controlling interest - dividends	(181)	(246)
Dividends paid	(5,375)	(4,597)
Repurchase of common shares	(91,686)	(8,889)
Net cash used in financing activities	(96,149)	(13,303)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,423)	67,108
CASH AND CASH EQUIVALENTS, beginning of period	181,045	36,138
CASH AND CASH EQUIVALENTS, end of period	$173,622	$103,246

Non-cash investing and financing activities:
Financed capital expenditures	$-	$2,871

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three and six months ended June 30, 2010 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2010.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2009 was derived from the 2009 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

At our annual meeting on June 10, 2010, the shareholders approved an amendment to increase the authorized shares of our common stock from 100 million to 200 million and to increase the authorized shares of our preference stock from 3 million to 6 million.  In addition, shareholders approved the two-for-one stock split authorized by the Supervisory Board and thereby reduced the par value of each share from EUR 0.04 to EUR 0.02. As a result of the stock split, shareholders of record on June 30, 2010 received an additional share of common stock for each common share held.  The additional shares were distributed on July 8, 2010.  All references in the consolidated financial statements and the accompanying notes to common shares, share prices, per share amounts and stock plans have been restated retroactively for the stock split.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation.  These reclassifications had no impact on the reported net income for the three month and six month periods ended June 30, 2010.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30,	December 31,
	2010	2009
	(Unaudited)
Finished goods	$22,503	$22,161
Parts and materials	8,823	8,756
Work in progress	2,436	1,267
Total inventories, net	$33,762	$32,184

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statements of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with the applicable accounting guidance, which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred.  Based upon our most recent evaluation, we did not identify a triggering event; therefore, we have determined that goodwill is not impaired.  We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives.

In January 2010, we acquired fracture diagnostics assets for $9.0 million in cash.  The acquisition was recorded in the Production Enhancement business segment and resulted in an increase of $5.6 million in goodwill and an increase of $3.2 million in intangible assets.  The intangible assets will be amortized over a period of 36 to 60 months.  The acquisition did not have a material impact to the Production Enhancement business segment or consolidated operating results for the six months ended June 30, 2010.  The remaining composition of goodwill by business segment at June 30, 2010 was consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2009.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	June 30,	December 31,
	2010	2009
	(Unaudited)
Senior exchangeable notes	$238,658	$238,658
Discount on senior exchangeable notes	(21,871)	(29,546)
Net senior exchangeable notes	$216,787	$209,112

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.  The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis.

With the additional amortization of the discount on the Notes, the effective interest rate is 7.48% for the six-month period ended June 30, 2010, which resulted in additional non-cash interest expense of $3.9 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively, and $7.7 million and $7.1 million for the six months ended June 30, 2010 and 2009, respectively.  Each Note carries a $1,000 principal amount and is exchangeable into shares of Core Laboratories N.V. under certain circumstances at an exchange price of $46.21 per share, or 21.6434 shares per Note.  Upon exchange, holders will receive cash for the principal amount plus any amount related to fractional shares, and any excess exchange value will be delivered in whole shares of Core Laboratories N.V. common shares.  The carrying value of the equity component of the Notes is $84.4 million at June 30, 2010 and December 31, 2009. At June 30, 2010, the Notes were trading at 162.0% of their face value which would result in $148.0 million of value in excess of the principal. At December 31, 2009, the Notes were trading at 134% of their face value which would result in $81.1 million of value in excess of the principal.  There were 238,658 Notes outstanding at June 30, 2010.

Under the terms of the Notes, in the second quarter of 2010, the early exchange option for the holders of the Notes was enabled. As a result, the Notes can be exchanged during the third quarter of 2010 and will remain classified as a short-term liability at June 30, 2010.  In addition, the equity component of the Notes was classified as temporary equity to reflect the amount that could result in cash settlement at June 30, 2010.  In the first quarter of 2010, the early exchange option was enabled allowing the holders of the Notes to exchange them during the second quarter of 2010.  We received six requests during the second quarter of 2010 to exchange 28 Notes, which we will settle during the third quarter.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures.  Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility was reduced by outstanding letters of credit and performance guarantees and bonds arranged totaling $12.6 million at June 30, 2010 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at June 30, 2010 was $87.4 million. As of June 30, 2010, we had $14.9 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Service cost	$304	$265	$627	$518
Interest cost	352	339	728	663
Expected return on plan assets	(111)	(186)	(230)	(364)
Amortization of transition asset	(22)	(22)	(44)	(44)
Amortization of prior service cost	40	40	80	80
Amortization of net loss	95	61	189	122
Net periodic pension cost	$658	$497	$1,350	$975

During the six months ended June 30, 2010, we contributed approximately $1.1 million, as determined by the insurance company, to fund the estimated 2010 premiums on investment contracts held by the plan.

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

(Unaudited)		Fair Value Measurement at June 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$6,266	$-	$6,266	$-

Liabilities:
Deferred compensation plan	$9,894	$1,767	$8,127	$-

		Fair Value Measurement at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$6,193	$-	$6,193	$-

Liabilities:
Deferred compensation plan	$9,366	$1,339	$8,027	$-

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

7.  EQUITY

During the three months ended June 30, 2010, we repurchased 75,476 of our common shares for $5.2 million. Included in this total were rights to 35,476 shares valued at $2.5 million that were surrendered to us pursuant to the terms of a stock-based compensation plan, in consideration of the participants' tax burdens that may result from the issuance of common shares under this plan.  During the six months ended June 30, 2010, we repurchased 1,483,280 of our common shares for $91.7 million. Included in this total were rights to 42,534 shares valued at $2.9 million that were surrendered to us pursuant to the terms of a stock-based compensation plan, in consideration of the participants' tax burdens that may result from the issuance of common shares under this plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as future acquisitions, employee stock awards, possible exchange of the Notes or settlement of warrants.

During the three and six months ended June 30, 2010, we recognized tax benefits of $0.9 million and $0.8 million, respectively, relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

At the annual meeting of shareholders on June 10, 2010, the shareholders approved the cancellation of 1.3 million shares of our common stock currently held as treasury stock.  These treasury shares will be cancelled on or about August 14, 2010, after the expiration of the waiting period required under Dutch law.

In February and May 2010, we paid a quarterly dividend of $0.06 per share of common stock.  In addition, on July 12, 2010, we declared a quarterly dividend of $0.06 per share of common stock and a special non-recurring cash dividend of $0.65 per share of common stock for shareholders of record on July 23, 2010 and payable on August 23, 2010.

The following table summarizes our changes in equity for the six months ended June 30, 2010 (in thousands):

				Accumulated
		Additional		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Total
(Unaudited)	Shares	Capital	Earnings	Income (Loss)	Stock	Interest	Equity

December 31, 2009	$1,430	$61,719	$469,454	$(6,536)	$(246,699)	$2,390	$281,758
Stock options exercised	-	(1,353)	-	-	1,648	-	295
Stock based-awards	-	(2,144)	-	-	5,980	-	3,836
Tax benefit of stock-based awards issued	-	798	-	-	-	-	798
Repurchase of common shares	-	-	-	-	(91,686)	-	(91,686)
Dividends paid	-	-	(5,375)	-	-	-	(5,375)
Equity component of short-term debt	-	(21,871)	-	-	-	-	(21,871)
Non-controlling interest dividend	-	-	-	-	-	(181)	(181)
Comprehensive income:
Amortization of pension, net of tax	-	-	-	171	-	-	171
Net income	-	-	66,421	-	-	227	66,648
Total comprehensive income							66,819

June 30, 2010	$1,430	$37,149	$530,500	$(6,365)	$(330,757)	$2,436	$234,393

Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net income	$34,362	$29,964	$66,648	$59,203
Realization of pension obligation	86	59	171	117
Total comprehensive income	$34,448	$30,023	$66,819	$59,320

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
	(Unaudited)
Prior service cost	$(911)	$(971)
Transition asset	356	389
Unrecognized net actuarial loss	(5,810)	(5,954)
Total accumulated other comprehensive loss	$(6,365)	$(6,536)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	44,651	45,911	44,743	45,925
Effect of dilutive securities:
Stock options	55	96	56	142
Contingent shares	44	32	37	30
Restricted stock and other	568	318	550	286
Senior exchangeable notes	1,823	-	1,586	-
Warrants	816	-	424	-
Weighted average diluted common and potential common shares outstanding	47,957	46,357	47,396	46,383

In 2006, we sold warrants on our common shares, which currently have an exercise price of $62.21 per share, and will settle in January 2012.  The net value of these warrants will be settled with Core Laboratories N.V. common shares.  Included in the table above are 816,000 and 424,000 shares which were added to the share count for the three and six months ended June 30, 2010 because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share for the three and six months ended June 30, 2010.

9. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Gain on sale of assets	$39	$(268)	$8	$(345)
Foreign exchange loss (gain)	1,712	(2,897)	1,621	(1,009)
Interest income	(130)	(59)	(142)	(98)
Non-income tax accrual	-	(2,500)	-	(2,500)
Rents and royalties	(218)	(508)	(700)	(849)
Other, net	(115)	219	(297)	31
Total other expense (income), net	$1,288	$(6,013)	$490	$(4,770)

As a result of finalizing a non-income related tax settlement agreement, we released the remaining $2.5 million of the contingent liability during the second quarter of 2009.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Australian Dollar	$103	$(300)	$103	$(278)
British Pound	158	(304)	416	(232)
Canadian Dollar	149	(1,115)	(236)	(767)
Euro	1,619	(376)	1,589	(213)
Russian Ruble	(69)	(372)	(15)	224
Venezuelan Bolivar	(202)	(1)	(191)	(1)
Other currencies, net	(46)	(429)	(45)	258
Total loss (gain)	$1,712	$(2,897)	$1,621	$(1,009)

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended June 30, 2010 and 2009 were 30.7% and 37.4%, respectively.  The effective tax rates for year to date 2010 and 2009 were 31.3% and 34.7%, respectively. The higher effective tax rate for 2009 was primarily due to a write down of assets in Venezuela without a tax benefit in the second quarter last year.

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other 1	Consolidated
Three Months Ended June 30, 2010
Revenues from unaffiliated customers	$106,528	$79,717	$12,657	$-	$198,902
Inter-segment revenues	248	419	427	(1,094)	-
Segment operating income	25,074	26,152	3,672	(1,178)	53,720
Total assets	258,759	190,512	14,245	189,145	652,661
Capital expenditures	4,600	720	219	1,002	6,541
Depreciation and amortization	3,523	1,626	166	451	5,766

Three Months Ended June 30, 2009
Revenues from unaffiliated customers	$103,479	$52,014	$11,769	$-	$167,262
Inter-segment revenues	351	447	355	(1,153)	-
Segment operating income (loss)	31,462	14,419	3,484	2,323	51,688
Total assets	255,448	172,095	17,929	130,402	575,874
Capital expenditures	2,120	401	52	92	2,665
Depreciation and amortization	3,593	1,462	178	673	5,906

Six Months Ended June 30, 2010
Revenues from unaffiliated customers	$210,621	$148,561	$28,057	$-	$387,239
Inter-segment revenues	548	713	715	(1,976)	-
Segment operating income	50,215	47,095	9,292	(1,469)	105,133
Total assets	258,759	190,512	14,245	189,145	652,661
Capital expenditures	9,929	1,392	257	1,118	12,696
Depreciation and amortization	7,030	3,249	324	917	11,520

Six Months Ended June 30, 2009
Revenues from unaffiliated customers	$206,002	$115,114	$25,022	$-	$346,138
Inter-segment revenues	474	808	736	(2,018)	-
Segment operating income (loss)	56,214	32,743	6,962	2,388	98,307
Total assets	255,448	172,095	17,929	130,402	575,874
Capital expenditures	4,183	988	52	97	5,320
Depreciation and amortization	6,950	2,924	355	1,385	11,614

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

The following condensed consolidating financial information presents: balance sheets as of June 30, 2010 and December 31, 2009, statements of operations for each of the three and six months ended June 30, 2010 and 2009 and the statements of cash flows for each of the six months ended June 30, 2010 and 2009 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V., (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	June 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,379	$127,184	$14,059	$-	$173,622
Accounts receivable, net	1	30,072	107,492	-	137,565
Inventories, net	-	3,584	30,178	-	33,762
Prepaid expenses and other current assets	7,097	11,221	10,704	-	29,022
Total current assets	39,477	172,061	162,433	-	373,971

PROPERTY, PLANT AND EQUIPMENT, net	-	21,822	78,858	-	100,680
GOODWILL AND INTANGIBLES, net	46,986	16,275	100,147	-	163,408
INTERCOMPANY RECEIVABLES	-	261,797	329,159	(590,956)	-
INVESTMENT IN AFFILIATES	609,764	-	1,731,110	(2,340,315)	559
DEFERRED TAX ASSET	2,610	-	6,671	(9,281)	-
OTHER ASSETS	2,670	8,835	2,538	-	14,043
TOTAL ASSETS	$701,507	$480,790	$2,410,916	$(2,940,552)	$652,661

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$193	$7,177	$32,158	$-	$39,528
Short-term debt	-	216,787	-	-	216,787
Other accrued expenses	2,111	26,534	52,452	-	81,097
Total current liabilities	2,304	250,498	84,610	-	337,412

LONG-TERM DEBT	-	-	-	-	-
DEFERRED COMPENSATION	6,352	11,695	96	-	18,143
DEFERRED TAX LIABILITY	-	17,520	-	(9,281)	8,239
INTERCOMPANY PAYABLES	447,571	11,493	131,892	(590,956)	-
OTHER LONG-TERM LIABILITIES	13,323	7,065	12,215	-	32,603

Equity Component of Short-term Debt - Senior Exchangeable Notes	-	21,871	-	-	21,871

SHAREHOLDERS' EQUITY	231,957	160,648	2,179,667	(2,340,315)	231,957
NON-CONTROLLING INTEREST	-	-	2,436	-	2,436
TOTAL EQUITY	231,957	160,648	2,182,103	(2,340,315)	234,393

TOTAL LIABILITIES AND EQUITY	$701,507	$480,790	$2,410,916	$(2,940,552)	$652,661

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,998	$95,048	$11,999	$-	$181,045
Accounts receivable, net	1	29,452	104,305	-	133,758
Inventories, net	-	2,679	29,505	-	32,184
Prepaid expenses and other current assets	11,809	22,209	9,532	-	43,550
Total current assets	85,808	149,388	155,341	-	390,537

PROPERTY, PLANT AND EQUIPMENT, net	-	21,988	76,796	-	98,784
GOODWILL AND INTANGIBLES, net	46,986	7,949	100,185	-	155,120
INTERCOMPANY RECEIVABLES	37,681	216,670	232,802	(487,153)	-
INVESTMENT IN AFFILIATES	540,724	-	1,387,715	(1,928,118)	321
DEFERRED TAX ASSET	2,951	4,644	14,359	(21,954)	-
OTHER ASSETS	2,828	8,770	1,806	-	13,404
TOTAL ASSETS	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$501	$6,404	$26,104	$-	$33,009
Other accrued expenses	673	29,738	42,988	-	73,399
Total current liabilities	1,174	36,142	69,092	-	106,408

LONG-TERM DEBT	-	209,112	-	-	209,112
DEFERRED COMPENSATION	6,046	10,094	726	-	16,866
DEFERRED TAX LIABILITY	-	29,646	-	(21,954)	7,692
INTERCOMPANY PAYABLES	417,618	-	69,535	(487,153)	-
OTHER LONG-TERM LIABILITIES	12,772	7,702	15,856	-	36,330

SHAREHOLDERS' EQUITY	279,368	116,713	1,811,405	(1,928,118)	279,368
NON-CONTROLLING INTEREST	-	-	2,390	-	2,390
TOTAL EQUITY	279,368	116,713	1,813,795	(1,928,118)	281,758

TOTAL LIABILITIES AND EQUITY	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended June, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$48,386	$150,516	$-	$198,902
Intercompany revenues	379	7,619	35,451	(43,449)	-
Earnings from consolidated affiliates	37,709	-	115,745	(153,454)	-
Total revenues	38,088	56,005	301,712	(196,903)	198,902

OPERATING EXPENSES
Operating costs	322	25,237	103,358	-	128,917
General and administrative expenses	2,147	7,060	4	-	9,211
Depreciation and amortization	-	1,554	4,212	-	5,766
Other expense (income), net	992	3,411	29,884	(32,999)	1,288

Operating income	34,627	18,743	164,254	(163,904)	53,720
Interest expense	-	4,112	2	-	4,114

Income before income tax expense	34,627	14,631	164,252	(163,904)	49,606
Income tax expense (benefit)	411	5,992	8,841	-	15,244

Net income	34,216	8,639	155,411	(163,904)	34,362
Net income attributable to non-controlling interest	-	-	146	-	146

Net income attributable to Core Laboratories	$34,216	$8,639	$155,265	$(163,904)	$34,216

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Six Months Ended June 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$93,547	$293,692	$-	$387,239
Intercompany revenues	667	12,206	70,960	(83,833)	-
Earnings from consolidated affiliates	72,898	-	216,504	(289,402)	-
Total revenues	73,565	105,753	581,156	(373,235)	387,239

OPERATING EXPENSES
Operating costs	712	50,221	203,572	-	254,505
General and administrative expenses	4,314	11,270	7	-	15,591
Depreciation and amortization	-	3,112	8,408	-	11,520
Other expense (income), net	857	5,002	58,192	(63,561)	490

Operating income	67,682	36,148	310,977	(309,674)	105,133
Interest expense	-	8,167	6	-	8,173

Income before income tax expense	67,682	27,981	310,971	(309,674)	96,960
Income tax expense (benefit)	1,261	11,474	17,577	-	30,312

Net income	66,421	16,507	293,394	(309,674)	66,648
Net income attributable to non-controlling interest	-	-	227	-	227

Net income attributable to Core Laboratories	$66,421	$16,507	$293,167	$(309,674)	$66,421

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$54,349	$44,964	$12,047	$-	$111,360

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(2,918)	(9,778)	-	(12,696)
Patents and other intangibles	-	-	(142)	-	(142)
Acquisitions, net of cash	-	(9,000)	-	-	(9,000)
Proceeds from sale of assets	-	11	114	-	125
Premiums on life insurance	-	(921)	-	-	(921)
Net cash used in investing activities	-	(12,828)	(9,806)	-	(22,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	295	-	-	-	295
Excess tax benefit from stock-based payments	798	-	-	-	798
Non-controlling interest - dividends	-	-	(181)	-	(181)
Dividends paid	(5,375)	-	-	-	(5,375)
Repurchase of common shares	(91,686)	-	-	-	(91,686)
Net cash used in financing activities	(95,968)	-	(181)	-	(96,149)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,619)	32,136	2,060	-	(7,423)
CASH AND CASH EQUIVALENTS, beginning of period	73,998	95,048	11,999	-	181,045
CASH AND CASH EQUIVALENTS, end of period	$32,379	$127,184	$14,059	$-	$173,622

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended June 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$40,675	$126,587	$-	$167,262
Intercompany revenues	355	6,758	19,745	(26,858)	-
Earnings from consolidated affiliates	33,141	-	93,831	(126,972)	-
Total revenues	33,496	47,433	240,163	(153,830)	167,262

OPERATING EXPENSES
Operating costs	308	21,426	87,263	-	108,997
General and administrative expenses	1,992	4,689	3	-	6,684
Depreciation and amortization	-	1,379	4,527	-	5,906
Other expense (income), net	(3,282)	3,499	24,454	(30,684)	(6,013)

Operating income	34,478	16,440	123,916	(123,146)	51,688
Interest expense	418	3,411	11	-	3,840

Income before income tax expense	34,060	13,029	123,905	(123,146)	47,848
Income tax expense (benefit)	4,253	6,652	6,979	-	17,884

Net income	29,807	6,377	116,926	(123,146)	29,964
Net income attributable to non-controlling interest	-	-	157	-	157

Net income attributable to Core Laboratories	$29,807	$6,377	$116,769	$(123,146)	$29,807

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Six Months Ended June 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$85,809	$260,329	$-	$346,138
Intercompany revenues	698	13,357	49,745	(63,800)	-
Earnings from consolidated affiliates	63,428	-	186,484	(249,912)	-
Total revenues	64,126	99,166	496,558	(313,712)	346,138

OPERATING EXPENSES
Operating costs	620	45,031	179,378	-	225,029
General and administrative expenses	5,452	10,499	7	-	15,958
Depreciation and amortization	-	2,748	8,866	-	11,614
Other expense (income), net	(3,293)	7,634	52,022	(61,133)	(4,770)

Operating income	61,347	33,254	256,285	(252,579)	98,307
Interest expense	893	6,716	31	-	7,640

Income before income tax expense	60,454	26,538	256,254	(252,579)	90,667
Income tax expense (benefit)	1,455	11,438	18,571	-	31,464

Net income	58,999	15,100	237,683	(252,579)	59,203
Net income attributable to non-controlling interest	-	-	204	-	204

Net income attributable to Core Laboratories	$58,999	$15,100	$237,479	$(252,579)	$58,999

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Six Months Ended June 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$39,495	$39,163	$7,609	$-	$86,267

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,022)	(4,298)	-	(5,320)
Patents and other intangibles	-	-	(151)	-	(151)
Proceeds from sale of assets	-	175	284	-	459
Premiums on life insurance	-	(844)	-	-	(844)
Net cash used in investing activities	-	(1,691)	(4,165)	-	(5,856)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	302	-	-	-	302
Excess tax benefit from stock-based payments	127	-	-	-	127
Non-controlling interest - dividends	-	-	(246)	-	(246)
Dividends paid	(4,597)	-	-	-	(4,597)
Repurchase of common shares	(8,889)	-	-	-	(8,889)
Net cash used in financing activities	(13,057)	-	(246)	-	(13,303)

NET CHANGE IN CASH AND CASH EQUIVALENTS	26,438	37,472	3,198	-	67,108
CASH AND CASH EQUIVALENTS, beginning of period	13,347	11,027	11,764	-	36,138
CASH AND CASH EQUIVALENTS, end of period	$39,785	$48,499	$14,962	$-	$103,246

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2010 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Form 10-Q, are forward-looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, no assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

-	general and economic business conditions;

-	market prices of oil and gas and expectations about future prices;

-	cost of producing oil and natural gas;

-	the level of drilling and production activity;

-	mergers, consolidations and downsizing among our clients;

-	coordination by OPEC;

-	the impact of commodity prices on the expenditure levels of our clients;

-	financial condition of our client base and their ability to fund capital expenditures;

-	the physical and/or financial effects of climatic change, including adverse weather or geologic/geophysical conditions;

-	the adoption of legal requirements or taxation relating to climate change that lower the demand for petroleum-based fuels;

-	civil unrest in oil producing or consuming countries;

-	level of consumption of oil, gas and petrochemicals by consumers;

-	changes in existing laws, regulations, or other governmental actions;

-	the business opportunities (or lack thereof) that may be presented to and pursued by us; and

-	availability of services and materials for our clients to grow their capital expenditures.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

Outlook

We continue our efforts to expand our market presence by opening facilities in strategic areas and realizing synergies within our business lines.  We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent developments, we believe that the current level of activities, workflows, and operating margins outside North America will grow at moderate rates and that North American onshore activity will also grow at moderate rates.  Deepwater activity in the Gulf of Mexico is currently suspended by US governmental decree.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended June 30,				% Change
	2010		2009		2010/2009
REVENUES:
Services	$153,010	77%	$134,671	81%	14%
Product sales	45,892	23%	32,591	19%	41%
Total revenues	198,902	100%	167,262	100%	19%
OPERATING EXPENSES:
Cost of services*	96,411	63%	84,401	63%	14%
Cost of product sales*	32,506	71%	24,596	75%	32%
Total cost of services and product sales	128,917	65%	108,997	65%	18%
General and administrative expenses	9,211	4%	6,684	4%	38%
Depreciation and amortization	5,766	3%	5,906	4%	(2%)
Other expense (income), net	1,288	1%	(6,013)	(4%)	(121%)
Operating income	53,720	27%	51,688	31%	4%
Interest expense	4,114	2%	3,840	2%	7%
Income before income tax expense	49,606	25%	47,848	29%	4%
Income tax expense	15,244	8%	17,884	11%	(15%)
Net income	34,362	17%	29,964	18%	15%
Net income attributable to non-controlling interest	146	-	157	-	(7%)
Net income attributable to Core Laboratories N.V.	$34,216	17%	$29,807	18%	15%

*Percentage based on applicable revenue rather than total revenue

(Unaudited)	Six Months Ended June 30,				% Change
	2010		2009		2010/2009
REVENUES:
Services	$296,452	77%	$276,363	80%	7%
Product sales	90,787	23%	69,775	20%	30%
Total revenues	387,239	100%	346,138	100%	12%
OPERATING EXPENSES:
Cost of services*	191,768	65%	172,697	62%	11%
Cost of sales*	62,737	69%	52,332	75%	20%
Total cost of services and sales	254,505	66%	225,029	65%	13%
General and administrative expenses	15,591	4%	15,958	5%	(2%)
Depreciation and amortization	11,520	3%	11,614	3%	(1%)
Other expense, net	490	-	(4,770)	(1%)	(110%)
Operating income	105,133	27%	98,307	28%	7%
Interest expense	8,173	2%	7,640	2%	7%
Income before income tax expense	96,960	25%	90,667	26%	7%
Income tax expense	30,312	8%	31,464	9%	(4%)
Net income	66,648	17%	59,203	17%	13%
Net income attributable to non-controlling interest	227	-	204	-	11%
Net income attributable to Core Laboratories N.V.	$66,421	17%	$58,999	17%	13%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009 (unaudited)

Service Revenues

Service revenues increased to $153.0 million for the second quarter of 2010, up 14% when compared to $134.7 million for the second quarter of 2009. For the six months ended June 30, 2010, service revenues increased 7% to $296.5 million compared to $276.4 million for the respective period in 2009.  The increase in service revenues was due, in part, to the increased demand for reservoir fluids phase-behavior studies, and for crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide.  Our large scale core analyses and advance rock properties studies from the eastern Mediterranean region, the Middle East, and both South Atlantic offshore margins also provided meaningful revenue streams.  Activity in North American Gas Shale plays has accelerated in the first half of 2010 leading to growth in stimulation related projects.

Product Sales Revenues

Revenues associated with product sales increased to $45.9 million for the second quarter of 2010, up 41% from $32.6 million for the second quarter of 2009. For the six months ended June 30, 2010, product sale revenues increased 30% to $90.8 million compared to $69.8 million for the same period in 2009. The increase in revenue was driven by the acceptance and demand of our specialized completion products introduced over the last three years and has led to increased market share in North American natural gas and oil shale reservoirs and has increased market penetration in Middle East and Asia-Pacific perforating markets.  These specialized optimizing technologies are focused on high-end well completion and stimulation programs mainly in the Haynesville, Marcellus, Montney and Eagle Ford shale plays and in multi-stage completions in the Bakken oil-shale play. We are also providing high margin completion and recompletion technologies and services to be used in reworking major, giant, and super giant fields in southern Iraq.

Cost of Services

Cost of services expressed as a percentage of service revenue was 63% for the quarter ended June 30, 2010, which was unchanged from the same period in 2009.  For the six months ended June 30, 2010, cost of services expressed as a percentage of service revenue was 65% as compared to 62% for the same period in 2009.  The increase in the cost of services relative to service revenue was primarily a result of slightly higher sales of lower margins services.

Cost of Product Sales

Cost of sales as a percentage of product sales revenues was 71% for the quarter ended June 30, 2010, down from 75% for the same period in 2009. For the six months ended June 30, 2010, cost of product sales expressed as a percentage of sales revenue was 69%, down from 75% for the same period in 2009. The decrease in cost of sales as a percentage of product sale revenues was primarily due to the growing demand for our new technologies which are our higher margin products and from an overall increase in sales which improved absorption of our fixed cost structure and increased manufacturing efficiencies with the increased volume of product sales.

General and Administrative Expenses

General and administrative expenses totaled $9.2 million for the second quarter of 2010, up 38% from the $6.7 million incurred in the second quarter of 2009 due to compensation related expenses and additional facilities maintenance expenses. For the six months ended June 30, 2010 and 2009, general and administrative expenses were comparable at $15.6 million and $16.0 million, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $5.8 million for the second quarter of 2010, down 2% when compared to $5.9 million for the second quarter of 2009.  For the six months ended June 30, 2010, depreciation and amortization expense was $11.5 million, a decrease of $0.1 million from the six months ended June 30, 2009.

Other Expense (Income), Net

Other expense (income), net consisted of the following for the quarter ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Gain on sale of assets	$39	$(268)	$8	$(345)
Foreign exchange loss (gain)	1,712	(2,897)	1,621	(1,009)
Interest income	(130)	(59)	(142)	(98)
Non-income tax accrual	-	(2,500)	-	(2,500)
Rents and royalties	(218)	(508)	(700)	(849)
Other, net	(115)	219	(297)	31
Total other expense (income), net	$1,288	$(6,013)	$490	$(4,770)

As a result of finalizing a non-income related tax settlement agreement, we released the remaining $2.5 million of the contingent liability during the second quarter of 2009.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Australian Dollar	$103	$(300)	$103	$(278)
British Pound	158	(304)	416	(232)
Canadian Dollar	149	(1,115)	(236)	(767)
Euro	1,619	(376)	1,589	(213)
Russian Ruble	(69)	(372)	(15)	224
Venezuelan Bolivar	(202)	(1)	(191)	(1)
Other currencies, net	(46)	(429)	(45)	258
Total loss (gain)	$1,712	$(2,897)	$1,621	$(1,009)

Income Tax Expense

The effective tax rates for the three months ended June 30, 2010 and 2009 were 30.7% and 37.4%, respectively.  The higher effective tax rate for 2009 was due primarily to a write down of assets in Venezuela without a tax benefit in the second quarter of last year.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended June 30,		% Change
	2010	2009	2010/2009
Revenues:	(Unaudited)
Reservoir Description	$106,528	$103,479	3%
Production Enhancement	79,717	52,014	53%
Reservoir Management	12,657	11,769	8%
Consolidated	$198,902	$167,262	19%

Operating income:
Reservoir Description	$25,074	$31,462	(20%)
Production Enhancement	26,152	14,419	81%
Reservoir Management	3,672	3,484	5%
Corporate and Other1	(1,178)	2,323	NM
Consolidated	$53,720	$51,688	4%

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Six Months Ended June 30,		% Change
	2010	2009	2010/2009
Revenues:	(Unaudited)
Reservoir Description	$210,621	$206,002	2%
Production Enhancement	148,561	115,114	29%
Reservoir Management	28,057	25,022	12%
Consolidated	$387,239	$346,138	12%

Operating income:
Reservoir Description	$50,215	$56,214	(11%)
Production Enhancement	47,095	32,743	44%
Reservoir Management	9,292	6,962	33%
Corporate and Other1	(1,469)	2,388	NM
Consolidated	$105,133	$98,307	7%

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenues from the Reservoir Description segment increased 3%, or $3.0 million, to $106.5 million in the second quarter of 2010, compared to $103.5 million in the second quarter of 2009.  For the six months ended June 30, 2010, revenues increased 2%, or $4.6 million, to $210.6 million from $206.0 million for the six months ended June 30, 2009. This segment’s operations continued to benefit from large-scale core analyses and advanced rock properties studies from the eastern Mediterranean region, the Middle East and both South Atlantic offshore margins.  This segment continued to realize increased demand for reservoir fluids phase-behavior studies, and for crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide.

Operating income in the second quarter of 2010 decreased by 20%, or $6.4 million, to $25.1 million compared to $31.5 million for the second quarter of 2009.  Operating income for the six months ended June 30, 2010 decreased by 11%, or $6.0 million, to $50.2 million.  Operating margins for the quarter and six months ended June 30, 2010 were 24% for both periods, compared to 30% and 27% for the same periods in 2009, respectively. This segment continues to focus on emphasizing higher value, and thus higher margin, services on internationally-based development and production-related crude oil projects in addition to de-emphasizing the more cyclical exploration-related projects.  As a result of the industry slow-down experienced in 2009, we delayed implementing certain compensation programs in an effort to reduce our cost structure. Those programs were instituted in the first half of 2010 which increased our cost structure without the benefit of a corresponding increase in revenue.

Production Enhancement

Revenues from the Production Enhancement segment increased by 53%, or $27.7 million, to $79.7 million in the second quarter of 2010 as compared to $52.0 million in the second quarter of 2009. Revenues increased by 29%, or $33.5 million, to $148.6 million for the six months ended June 30, 2010 as compared to $115.1 million for the same period in 2009.  The revenue increase was due to the increased acceptance by our clients of our high margin completion products as well as our fracture diagnostic services, and an increased market share of our perforating charges and gun systems particularly in the North American natural gas market.

Operating income in the second quarter of 2010 increased by 81%, or $11.8 million, to $26.2 million from $14.4 million for the second quarter of 2009.  Operating margins increased to 33% in the second quarter of 2010 compared to 28% for the same period in 2009.  For the six months ended June 30, 2010, operating income increased to $47.1 million, an increase of 44% over the same period in 2009.  The increase in margins was primarily driven by our continued market penetration of higher-margin services including our proprietary and patented diagnostic technologies, such as SpectraChem® Plus+, SpectraScan®, ZeroWash®, and our HERO™ line of perforating charges and gun systems.  This segment also began providing high margin completion and recompletion technologies and services to be used in the reworking of major, giant, and super giant fields in southern Iraq.

Reservoir Management

Revenues from the Reservoir Management segment increased by 8% in the second quarter of 2010 compared to the second quarter of 2009.  Revenues for the six months ended June 30, 2010 were $28.1 million, an increase of 12% from $25.0 million from the same period in 2009. The increase in revenue was due to ongoing interest in several of our existing multi-client reservoir studies including studies in the Montney Shale in northeastern British Columbia and northern Alberta, and the Eagle Ford Shale in south Texas, along with the continued participation in our North American Gas Shale Study.  In addition, increased revenue was provided by our proprietary studies which parallel our joint-industry projects, including studies of offshore Ivory Coast and Nigeria and a gas-shale reconnaissance project in Indonesia.

Operating income in the second quarter of 2010 increased 5% to $3.7 million from $3.5 million for the second quarter of 2009. For the six months ended June 30, 2010, operating income was $9.3 million, compared to operating income of $7.0 million from the same period in 2009. The increase in operating income was primarily related to growth in our consortium projects and the timing of our analysis work on these projects.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,		% Change
	2010	2009	2010/2009
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$111,360	$86,267	29%
Less: capital expenditures	12,696	5,320	139%
Free cash flow	$98,664	$80,947	22%

The increase in free cash flow in 2010 compared to 2009 was due to an increase in net income and improved working capital excluding cash and senior exchangeable notes, primarily from the utilization of income tax receivables.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2010 and 2009 (in thousands):

	Six Months Ended June 30,		% Change
	2010	2009	2010/2009
Cash provided by/(used in):	(Unaudited)
Operating activities	$111,360	$86,267	29%
Investing activities	(22,634)	(5,856)	287%
Financing activities	(96,149)	(13,303)	623%
Net change in cash and cash equivalents	$(7,423)	$67,108	(111%)

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income and improved working capital excluding cash and senior exchangeable notes, due to the realization of income tax receivables.

Cash flows used in investing activities increased due to higher capital expenditures of $12.7 million for the period and an acquisition for $9.0 million.

The increase in cash flows used in financing activities relates primarily to an increase in the number of shares repurchased under our common share repurchase program.  In the first six months of 2010, we repurchased 1,483,280 shares for an aggregate price of $91.7 million compared to 268,648 shares for an aggregate price of $8.9 million during the same period in 2009.

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.

Under the terms of the Notes, on June 30, 2010, the early exchange option for the holders of the Notes was enabled. As a result, the Notes can be exchanged during the third quarter of 2010 and will remain classified as a short-term liability.  On March 31, 2010, the early exchange option was enabled allowing the holders of the Notes to exchange them during the second quarter of 2010.  We received six requests during the second quarter of 2010 to exchange 28 Notes.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures.  Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility is reduced by outstanding letters of credit and performance guarantees and bonds arranged under the Credit Facility which totaled $12.6 million at June 30, 2010 and related to certain projects in progress.  Our available borrowing capacity under the Credit Facility at June 30, 2010 was $87.4 million. As of June 30, 2010, we had $14.9 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at June 30, 2010.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (4)
April 1-30, 2010 (1)	11,232	$66.56	11,232	6,678,359
May 1-31, 2010 (2)	53,178	68.74	53,178	6,671,481
June 1-30, 2010 (3)	11,066	73.78	11,066	6,702,213
Total	75,476	$69.15	75,476

(1) Contains 11,232 shares valued at approximately $0.7 million, or $66.56 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in April 2010.
(2) Contains 13,178 shares valued at approximately $0.9 million, or $70.27 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in May 2010.
(3) Contains 11,066 shares valued at approximately $0.8 million, or $73.78 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in June 2010.
(4) In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months.  This authorization was renewed at subsequent annual or special shareholder meetings.  At our annual shareholders’ meeting on June 10, 2010, following a change in Dutch law that permitted us to repurchase up to 50% of our issued share capital in open market purchases, subject to shareholder approval, our shareholders authorized an extension through December 10, 2011 to purchase up to 25.6% of our issued share capital, consisting of 10% of our issued shares and an additional 15.6% of our issued shares to fulfill obligations relating to the Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Filed herewith
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	July 23, 2010	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)