Form 10-Q
period 2010-09-30
CORE LABORATORIES N V
filed 2010-10-25
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

    The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 22, 2010 was 44,924,005.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$167,953	$181,045
Accounts receivable, net of allowance for doubtful accounts of $3,489 and $3,202 at 2010 and 2009, respectively	141,113	133,758
Inventories, net	30,537	32,184
Prepaid expenses and other current assets	24,013	43,550
TOTAL CURRENT ASSETS	363,616	390,537

PROPERTY, PLANT AND EQUIPMENT, net	101,957	98,784
INTANGIBLES, net	8,911	6,520
GOODWILL	154,217	148,600
OTHER ASSETS	16,328	13,725
TOTAL ASSETS	$645,029	$658,166

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,509	$33,009
Accrued payroll and related costs	29,186	24,368
Taxes other than payroll and income	6,838	8,183
Unearned revenue	14,923	16,528
Income tax payable	24,917	15,433
Short-term debt – Senior Exchangeable Notes	198,193	-
Other accrued expenses	10,839	8,887
TOTAL CURRENT LIABILITIES	323,405	106,408

LONG-TERM DEBT – SENIOR EXCHANGEABLE NOTES	-	209,112
DEFERRED COMPENSATION	20,055	16,866
DEFERRED TAX LIABILITIES	8,026	7,692
OTHER LONG-TERM LIABILITIES	29,454	36,330
COMMITMENTS AND CONTINGENCIES	-	-

EQUITY COMPONENT OF SHORT-TERM DEBT – SENIOR EXCHANGEABLE NOTES	16,099	-

EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 49,739,912 issued and 44,924,005 outstanding at 2010 and 51,039,912 issued and 45,973,408 outstanding at 2009	1,396	1,430
Additional paid-in capital	-	61,719
Retained earnings	519,052	469,454
Accumulated other comprehensive (loss)	(6,279)	(6,536)
Treasury shares (at cost), 4,815,907 at 2010 and 5,066,504 at 2009	(268,980)	(246,699)
Total Core Laboratories N.V. shareholders' equity	245,189	279,368
Non-controlling interest	2,801	2,390
TOTAL EQUITY	247,990	281,758
TOTAL LIABILITIES AND EQUITY	$645,029	$658,166

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
REVENUE:
Services	$151,671	$133,819
Product sales	47,550	33,983
	199,221	167,802
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	92,914	85,792
Cost of product sales, exclusive of depreciation expense shown below	32,858	26,383
General and administrative expenses	8,416	6,637
Depreciation	5,496	5,840
Amortization	318	183
Other expense (income), net	(998)	(1,232)
OPERATING INCOME	60,217	44,199
Loss on exchange of Senior Exchangeable Notes	675	-
Interest expense	4,015	3,895
Income before income tax expense	55,527	40,304
Income tax expense	16,764	9,189
Net income	38,763	31,115
Net income attributable to non-controlling interest	209	127
Net income attributable to Core Laboratories N.V.	$38,554	$30,988

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.86	$0.67

Diluted earnings per share attributable to Core Laboratories N.V.	$0.79	$0.67

Cash dividends per share	$0.71	$0.43

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,736	45,939

Diluted	48,955	46,499

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
REVENUE:
Services	$448,123	$410,182
Product sales	138,337	103,758
	586,460	513,940
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	284,682	258,489
Cost of product sales, exclusive of depreciation expense shown below	95,595	78,715
General and administrative expenses	24,007	22,595
Depreciation	16,345	17,091
Amortization	989	546
Other expense (income), net	(508)	(6,002)
OPERATING INCOME	165,350	142,506
Loss on exchange of Senior Exchangeable Notes	675	-
Interest expense	12,188	11,535
Income before income tax expense	152,487	130,971
Income tax expense	47,076	40,653
Net income	105,411	90,318
Net income attributable to non-controlling interest	436	331
Net income attributable to Core Laboratories N.V.	$104,975	$89,987

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$2.35	$1.96

Diluted earnings per share attributable to Core Laboratories N.V.	$2.19	$1.94

Cash dividends per share	$0.83	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,741	45,930

Diluted	47,923	46,422

The accompanying notes are an integral part of these consolidated financial statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,411	$90,318
Adjustments to reconcile net income to net cash provided by operating activities:
Net provision for doubtful accounts	787	1,487
Provisions for inventory obsolescence	513	362
Equity in earnings of affiliates	(342)	(103)
Stock-based compensation	6,016	4,261
Depreciation and amortization	17,334	17,637
Non-cash interest expense	11,590	10,917
Gain on sale of assets	(80)	(312)
Loss on exchange of Senior Exchangeable Notes	675	-
Realization of pension obligation	257	176
Increase in value of life insurance policies	(575)	(1,640)
Deferred income taxes	(5,315)	3,853
Changes in assets and liabilities:
Accounts receivable	(8,142)	24,825
Inventories	1,134	159
Prepaid expenses and other current assets	25,185	(1,434)
Other assets	(436)	(246)
Accounts payable	5,500	(13,607)
Accrued expenses	13,304	2,409
Other long-term liabilities	(3,687)	5,852
Net cash provided by operating activities	169,129	144,914
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,661)	(9,994)
Patents and other intangibles	(180)	(191)
Business Acquisitions	(9,000)	-
Non-controlling interest - contributions	156	-
Proceeds from sale of assets	406	522
Premiums on life insurance	(1,357)	(1,183)
Net cash used in investing activities	(29,636)	(10,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(24,366)	-
Stock options exercised	336	399
Excess tax benefits from stock-based compensation	798	127
Non-controlling interest - dividends	(181)	(246)
Dividends paid	(37,095)	(24,117)
Repurchase of common shares	(92,077)	(9,144)
Net cash used in financing activities	(152,585)	(32,981)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(13,092)	101,087
CASH AND CASH EQUIVALENTS, beginning of period	181,045	36,138
CASH AND CASH EQUIVALENTS, end of period	$167,953	$137,225

Non-cash investing and financing activities:
Financed capital expenditures	$-	$1,810

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three and nine months ended September 30, 2010 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2010.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation.  These reclassifications had no impact on the reported net income for the three month and nine month periods ended September 30, 2010.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
	(Unaudited)
Finished goods	$22,349	$22,161
Parts and materials	5,642	8,756
Work in progress	2,546	1,267
Total inventories, net	$30,537	$32,184

We include freight costs incurred for shipping inventory to customers in the Cost of Sales line of the Consolidated Statements of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with the applicable accounting guidance, which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment has occurred.  Based upon our most recent evaluation, we determined that goodwill is not impaired.  We amortize intangible assets with a defined term on a straight-line basis over their respective useful lives.

In January 2010, we acquired fracture diagnostics assets for $9.0 million in cash.  The acquisition was recorded in the Production Enhancement business segment and resulted in an increase of $5.6 million in goodwill and an increase of $3.2 million in intangible assets.  The intangible assets will be amortized over a period of 36 to 60 months.  The acquisition did not have a material impact to the Production Enhancement business segment or consolidated operating results for the nine months ended September 30, 2010.  The remaining composition of goodwill by business segment at September 30, 2010 was consistent with the amounts disclosed in our Annual Report on Form 10-K as of December 31, 2009.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	September 30,	December 31,
	2010	2009
	(Unaudited)
Senior exchangeable notes	$214,292	$238,658
Discount on senior exchangeable notes	(16,099)	(29,546)
Net senior exchangeable notes	$198,193	$209,112

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.  The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis.

With the additional amortization of the discount on the Notes, the effective interest rate is 7.48% for the nine-month period ended September 30, 2010, which resulted in additional non-cash interest expense of $3.8 million and $3.7 million for the three months ended September 30, 2010 and 2009, respectively, and $11.5 million and $10.8 million for the nine months ended September 30, 2010 and 2009, respectively.  Each Note carries a $1,000 principal amount and is exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances at an exchange price of $45.78 per share, or 21.8425 shares per Note.  Upon exchange, holders will receive cash for the principal amount plus any amount related to fractional shares, and any excess exchange value will be delivered in whole shares of Core Laboratories N.V. common stock at the completion of the valuation period as defined under the Notes agreement.  At September 30, 2010, the Notes were trading at 189.3% of their face value which is equivalent to $191.4 million of value in excess of the aggregate principal amount. At December 31, 2009, the Notes were trading at 134% of their face value which is equivalent to $81.1 million of value in excess of the aggregate principal amount.  There were 214,292  and 238,658 Notes outstanding at September 30, 2010 and December 31, 2009, respectively.

Under the terms of the Notes the early exchange option for the holders of the Notes was enabled in the third quarter of 2010, as it was in the second quarter of 2010. As a result, the Notes can be exchanged during the fourth quarter of 2010 and will remain classified as a short-term liability at September 30, 2010.  In addition, the equity component of the Notes at September 30, 2010 was classified as temporary equity.  This balance combined with the debt amount reflects the outstanding principcal amount of the Notes.  We received 10 notices during the second and third quarters of 2010 to exchange 24,366 Notes, which were settled during the third quarter for 224,338 shares of our common stock, all of which were treasury shares, and $24.4 million in cash resulting in a loss of $0.7 million.

 We received three notices during the third quarter to exchange 5,564 Notes which we will settle during the fourth quarter.  Subsequent to September 30, 2010, we have received an additional notice to exchange 8,029 Notes which we will settle during the fourth quarter.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures.  We are currently reviewing the Credit Facility and its extension.  Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility was reduced by outstanding letters of credit and performance guarantees and bonds arranged totaling $12.6 million at September 30, 2010 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at September 30, 2010 was $87.4 million. As of September 30, 2010, we had $17.0 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at September 30, 2010.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Service cost	$294	$278	$921	$796
Interest cost	341	356	1,069	1,019
Expected return on plan assets	(108)	(196)	(338)	(560)
Amortization of transition asset	(22)	(22)	(66)	(66)
Amortization of prior service cost	40	40	120	120
Amortization of net loss	94	61	283	183
Net periodic pension cost	$639	$517	$1,989	$1,492

During the nine months ended September 30, 2010, we contributed approximately $2.1 million, as determined by the insurance company, to fund the estimated 2010 premiums on investment contracts held by the Dutch Plan.

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

(Unaudited)		Fair Value Measurement at September 30, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$7,501	$-	$7,501	$-

Liabilities:
Deferred compensation plan	$11,651	$2,167	$9,484	$-

		Fair Value Measurement at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$6,193	$-	$6,193	$-

Liabilities:
Deferred compensation plan	$9,366	$1,339	$8,027	$-

6. COMMITMENTS AND CONTINGENCIES

We have been and may from time to time be named as a defendant in legal actions that arise in the ordinary course of business.  These include, but are not limited to, employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with the provision of our products and services.  Management does not currently believe that any of our pending contractual, employment-related, personal injury or property damage claims and disputes will have a material effect on our future results of operations, financial position or cash flow.

During the quarter ended September 30, 2010, our office and laboratory facilities in Finland were partially damaged by fire, resulting in the loss of the laboratory portion of the building, as well as some of the laboratory equipment.  In August 2010, we filed claims with our insurance carrier for reimbursement of these costs.  We are still in the process of determining the extent of our loss, but we expect that the insurance proceeds will be adequate to recover our costs.

7.  EQUITY

During the three months ended September 30, 2010, we repurchased 4,989 of our common shares for $0.4 million. This total consists of rights to shares that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan.  During the nine months ended September 30, 2010, we repurchased 1,488,269 of our common shares for $92.1 million. Included in this total were rights to 47,523 shares valued at $3.3 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as future acquisitions, employee stock awards, exchange of the Notes, or settlement of warrants.

During the three and nine months ended September 30, 2010, we recognized tax benefits of $0 and $0.8 million, respectively, relating to tax deductions in excess of book expense for stock-based compensation awards.  These tax benefits are recorded to additional paid-in capital to the extent deductions reduce current taxable income.

At the annual meeting of shareholders on June 10, 2010, the shareholders approved the cancellation of 1.3 million shares of our common stock currently held as treasury stock.  These treasury shares were cancelled on September 2, 2010, after the expiration of the waiting period required under Dutch law.  We charge the excess of the cost of the treasury stock over its par value to additional paid-in capital.  If additional paid-in-capital is not sufficient for this charge, the remainder is charged directly to retained earnings.

In February, May, and August 2010, we paid a quarterly dividend of $0.06 per share of common stock.  In addition, we paid a special cash dividend of $0.65 per share in August 2010.  In addition, on October 12, 2010, we declared a quarterly dividend of $0.06 per share of common stock for shareholders of record on October 22, 2010 and payable on November 24, 2010.

The following table summarizes our changes in equity for the nine months ended September 30, 2010 (in thousands):

				Accumulated
		Additional		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Total
(Unaudited)	Shares	Capital	Earnings	Income (Loss)	Stock	Interest	Equity

December 31, 2009	$1,430	$61,719	$469,454	$(6,536)	$(246,699)	$2,390	$281,758
Stock options exercised	-	(1,483)	-	-	1,819	-	336
Stock based-awards	-	(1,005)	-	-	7,021	-	6,016
Tax benefit of stock-based awards issued	-	798	-	-	-	-	798
Repurchase of common shares	-	-	-	-	(92,077)	-	(92,077)
Dividends paid	-	-	(37,095)	-	-	-	(37,095)
Equity component of short-term debt	-	(16,099)	-	-	-	-	(16,099)
Exchange of Senior Exchangeable Notes	-	(10,186)	-	-	8,896	-	(1,290)
Non-controlling interest contribution	-	-	-	-	-	156	156
Non-controlling interest dividend	-	-	-	-	-	(181)	(181)
Cancellation of common shares	(34)	(33,744)	(18,282)	-	52,060	-	-
Comprehensive income:
Amortization of pension, net of tax	-	-	-	257	-	-	257
Net income	-	-	104,975	-	-	436	105,411
Total comprehensive income							105,668

September 30, 2010	$1,396	$-	$519,052	$(6,279)	$(268,980)	$2,801	$247,990

Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Net income	$38,763	$31,115	$105,411	$90,318
Realization of pension obligation	86	59	257	176
Total comprehensive income	$38,849	$31,174	$105,668	$90,494

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
	(Unaudited)
Prior service cost	$(881)	$(971)
Transition asset	341	389
Unrecognized net actuarial loss	(5,739)	(5,954)
Total accumulated other comprehensive loss	$(6,279)	$(6,536)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	44,736	45,939	44,741	45,930
Effect of dilutive securities:
Stock options	55	88	58	124
Contingent shares	38	40	37	32
Restricted stock and other	591	432	564	336
Senior exchangeable notes	2,030	-	1,735	-
Warrants	1,505	-	788	-
Weighted average diluted common and potential common shares outstanding	48,955	46,499	47,923	46,422

In 2006, we sold warrants on our common shares, which have an exercise price of $61.63 per share, and will settle in January 2012.  The warrant agreement calls for the net value of these warrants to be settled with Core Laboratories N.V. common shares.  Included in the table above are 1,505,000 and 788,000 shares which were added to the share count for the three and nine months ended September 30, 2010 because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share for the three and nine months ended September 30, 2010.

9. OTHER EXPENSE (INCOME), NET

The components of other expense (income), net, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Loss (gain) on sale of assets	$(88)	$33	$(80)	$(312)
Foreign exchange loss (gain)	(547)	(859)	1,074	(1,868)
Interest income	-	(17)	(142)	(115)
Non-income tax accrual	-	-	-	(2,500)
Rents and royalties	(352)	(212)	(1,052)	(1,061)
Other, net	(11)	(177)	(308)	(146)
Total other expense (income), net	$(998)	$(1,232)	$(508)	$(6,002)

As a result of finalizing a non-income related tax settlement agreement, we released the remaining $2.5 million of the contingent liability during the second quarter of 2009.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Australian Dollar	$(213)	$(168)	$(110)	$(446)
British Pound	(133)	105	283	(127)
Canadian Dollar	(102)	(815)	(338)	(1,582)
Euro	76	35	1,665	(178)
Russian Ruble	(18)	(35)	(33)	189
Venezuelan Bolivar	(10)	(1)	(201)	(2)
Other currencies, net	(147)	20	(192)	278
Total loss (gain)	$(547)	$(859)	$1,074	$(1,868)

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2010 and 2009 were 30.2% and 22.8%, respectively.  The lower effective tax rate for 2009 included an adjustment to income tax expense and deferred tax liabilities associated with monetary assets and liabilities of our foreign subsidiaries.  The effective tax rates for year-to-date 2010 and 2009 were 30.9% and 31.0%, respectively.  These rates reflect the change in activity levels between jurisdictions with different tax rates.

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other 1	Consolidated
Three Months Ended September 30, 2010
Revenue from unaffiliated customers	$106,485	$78,992	$13,744	$-	$199,221
Inter-segment revenue	441	390	319	(1,150)	-
Segment operating income	28,014	26,260	5,535	408	60,217
Total assets	261,582	189,481	14,958	179,008	645,029
Capital expenditures	5,351	1,135	201	278	6,965
Depreciation and amortization	3,485	1,600	199	530	5,814

Three Months Ended September 30, 2009
Revenue from unaffiliated customers	$101,475	$54,398	$11,929	$-	$167,802
Inter-segment revenue	332	317	636	(1,285)	-
Segment operating income (loss)	26,792	14,627	3,498	(718)	44,199
Total assets	251,410	168,781	15,389	155,219	590,799
Capital expenditures	2,915	767	17	975	4,674
Depreciation and amortization	3,659	1,492	175	697	6,023

Nine Months Ended September 30, 2010
Revenue from unaffiliated customers	$317,106	$227,553	$41,801	$-	$586,460
Inter-segment revenue	989	1,103	1,034	(3,126)	-
Segment operating income (loss)	78,229	73,355	14,827	(1,061)	165,350
Total assets	261,582	189,481	14,958	179,008	645,029
Capital expenditures	15,280	2,527	458	1,396	19,661
Depreciation and amortization	10,515	4,849	523	1,447	17,334

Nine Months Ended September 30, 2009
Revenue from unaffiliated customers	$307,477	$169,512	$36,951	$-	$513,940
Inter-segment revenue	806	1,125	1,372	(3,303)	-
Segment operating income	83,006	47,370	10,460	1,670	142,506
Total assets	251,410	168,781	15,389	155,219	590,799
Capital expenditures	7,098	1,755	69	1,072	9,994
Depreciation and amortization	10,609	4,416	530	2,082	17,637

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

The following condensed consolidating financial information presents: balance sheets as of September 30, 2010 and December 31, 2009, statements of operations for each of the three and nine months ended September 30, 2010 and 2009 and the statements of cash flows for each of the nine months ended September 30, 2010 and 2009 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V., (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	September 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,227	$145,029	$13,697	$-	$167,953
Accounts receivable, net	1	30,281	110,831	-	141,113
Inventories, net	-	3,185	27,352	-	30,537
Prepaid expenses and other current assets	6,035	9,403	8,575	-	24,013
Total current assets	15,263	187,898	160,455	-	363,616

PROPERTY, PLANT AND EQUIPMENT, net	-	21,330	80,627	-	101,957
GOODWILL AND INTANGIBLES, net	46,986	16,046	100,096	-	163,128
INTERCOMPANY RECEIVABLES	32,955	208,770	269,743	(511,468)	-
INVESTMENT IN AFFILIATES	616,519	-	1,813,896	(2,429,753)	662
DEFERRED TAX ASSET	2,810	-	6,515	(8,671)	654
OTHER ASSETS	2,955	9,960	2,097	-	15,012
TOTAL ASSETS	$717,488	$444,004	$2,433,429	$(2,949,892)	$645,029

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$630	$6,703	$31,176	$-	$38,509
Short-term debt	-	198,193	-	-	198,193
Other accrued expenses	2,207	27,105	57,391	-	86,703
Total current liabilities	2,837	232,001	88,567	-	323,405

LONG-TERM DEBT	-	-	-	-	-
DEFERRED COMPENSATION	6,506	13,450	99	-	20,055
DEFERRED TAX LIABILITY	-	16,697	-	(8,671)	8,026
INTERCOMPANY PAYABLES	449,509	35,590	26,369	(511,468)	-
OTHER LONG-TERM LIABILITIES	13,447	3,062	12,945	-	29,454

Equity Component of Short-term Debt -Senior Exchangeable Notes	-	16,099	-	-	16,099

SHAREHOLDERS' EQUITY	245,189	127,105	2,302,648	(2,429,753)	245,189
NON-CONTROLLING INTEREST	-	-	2,801	-	2,801
TOTAL EQUITY	245,189	127,105	2,305,449	(2,429,753)	247,990

TOTAL LIABILITIES AND EQUITY	$717,488	$444,004	$2,433,429	$(2,949,892)	$645,029

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,998	$95,048	$11,999	$-	$181,045
Accounts receivable, net	1	29,452	104,305	-	133,758
Inventories, net	-	2,679	29,505	-	32,184
Prepaid expenses and other current assets	11,809	22,209	9,532	-	43,550
Total current assets	85,808	149,388	155,341	-	390,537

PROPERTY, PLANT AND EQUIPMENT, net	-	21,988	76,796	-	98,784
GOODWILL AND INTANGIBLES, net	46,986	7,949	100,185	-	155,120
INTERCOMPANY RECEIVABLES	37,681	216,670	232,802	(487,153)	-
INVESTMENT IN AFFILIATES	540,724	-	1,387,715	(1,928,118)	321
DEFERRED TAX ASSET	2,951	4,644	14,359	(21,954)	-
OTHER ASSETS	2,828	8,770	1,806	-	13,404
TOTAL ASSETS	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$501	$6,404	$26,104	$-	$33,009
Other accrued expenses	673	29,738	42,988	-	73,399
Total current liabilities	1,174	36,142	69,092	-	106,408

LONG-TERM DEBT	-	209,112	-	-	209,112
DEFERRED COMPENSATION	6,046	10,094	726	-	16,866
DEFERRED TAX LIABILITY	-	29,646	-	(21,954)	7,692
INTERCOMPANY PAYABLES	417,618	-	69,535	(487,153)	-
OTHER LONG-TERM LIABILITIES	12,772	7,702	15,856	-	36,330

SHAREHOLDERS' EQUITY	279,368	116,713	1,811,405	(1,928,118)	279,368
NON-CONTROLLING INTEREST	-	-	2,390	-	2,390
TOTAL EQUITY	279,368	116,713	1,813,795	(1,928,118)	281,758

TOTAL LIABILITIES AND EQUITY	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended September, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$-	$48,856	$150,365	$-	$199,221
Intercompany revenue	356	6,230	37,948	(44,534)	-
Earnings from consolidated affiliates	42,764	-	69,553	(112,317)	-
Total revenue	43,120	55,086	257,866	(156,851)	199,221

OPERATING EXPENSES
Operating costs	346	24,928	100,498	-	125,772
General and administrative expenses	1,416	6,997	3	-	8,416
Depreciation and amortization	-	1,610	4,204	-	5,814
Other expense (income), net	1,178	3,850	26,265	(32,291)	(998)

Operating income	40,180	17,701	126,896	(124,560)	60,217
Loss on exchange of Senior Exchangeable Notes	-	675		-	675
Interest expense	-	24,008	3	(19,996)	4,015

Income before income tax expense	40,180	(6,982)	126,893	(104,564)	55,527
Income tax expense (benefit)	1,626	10,463	4,675	-	16,764

Net income	38,554	(17,445)	122,218	(104,564)	38,763
Net income attributable to non-controlling interest	-	-	209	-	209

Net income attributable to Core Laboratories	$38,554	$(17,445)	$122,009	$(104,564)	$38,554

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Nine Months Ended September 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$-	$142,403	$444,057	$-	$586,460
Intercompany revenue	1,023	18,436	108,908	(128,367)	-
Earnings from consolidated affiliates	115,662	-	286,057	(401,719)	-
Total revenue	116,685	160,839	839,022	(530,086)	586,460

OPERATING EXPENSES
Operating costs	1,058	75,149	304,070	-	380,277
General and administrative expenses	5,730	18,267	10	-	24,007
Depreciation and amortization	-	4,722	12,612	-	17,334
Other expense (income), net	2,035	8,852	84,457	(95,852)	(508)

Operating income	107,862	53,849	437,873	(434,234)	165,350
Loss on exchange of Senior Exchangeable Notes	-	675	-	-	675
Interest expense	-	32,175	9	(19,996)	12,188

Income before income tax expense	107,862	20,999	437,864	(414,238)	152,487
Income tax expense (benefit)	2,887	21,937	22,252	-	47,076

Net income	104,975	(938)	415,612	(414,238)	105,411
Net income attributable to non-controlling interest	-	-	436	-	436

Net income attributable to Core Laboratories	$104,975	$(938)	$415,176	$(414,238)	$104,975

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$63,267	$87,595	$18,267	$-	$169,129

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(2,899)	(16,762)	-	(19,661)
Patents and other intangibles	-	(3)	(177)	-	(180)
Business Acquisitions	-	(9,000)	-	-	(9,000)
Non-controlling interest - contributions	-	-	156	-	156
Proceeds from sale of assets	-	11	395	-	406
Premiums on life insurance	-	(1,357)	-	-	(1,357)
Net cash used in investing activities	-	(13,248)	(16,388)	-	(29,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	-	(24,366)	-	-	(24,366)
Stock options exercised	336	-	-	-	336
Excess tax benefit from stock-based payments	798	-	-	-	798
Non-controlling interest - dividends	-	-	(181)	-	(181)
Dividends paid	(37,095)	-	-	-	(37,095)
Repurchase of common shares	(92,077)	-	-	-	(92,077)
Net cash used in financing activities	(128,038)	(24,366)	(181)	-	(152,585)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(64,771)	49,981	1,698	-	(13,092)
CASH AND CASH EQUIVALENTS, beginning of period	73,998	95,048	11,999	-	181,045
CASH AND CASH EQUIVALENTS, end of period	$9,227	$145,029	$13,697	$-	$167,953

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended September 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$-	$38,468	$129,334	$-	$167,802
Intercompany revenue	372	5,805	30,509	(36,686)	-
Earnings from consolidated affiliates	17,619	-	58,763	(76,382)	-
Total revenue	17,991	44,273	218,606	(113,068)	167,802

OPERATING EXPENSES
Operating costs	646	22,577	88,952	-	112,175
General and administrative expenses	98	6,537	2	-	6,637
Depreciation and amortization	-	1,373	4,650	-	6,023
Other expense (income), net	(15,179)	3,739	40,650	(30,442)	(1,232)

Operating income	32,426	10,047	84,352	(82,626)	44,199
Interest expense	-	3,895	-	-	3,895

Income before income tax expense	32,426	6,152	84,352	(82,626)	40,304
Income tax expense (benefit)	1,438	4,367	3,384	-	9,189

Net income	30,988	1,785	80,968	(82,626)	31,115
Net income attributable to non-controlling interest	-	-	127	-	127

Net income attributable to Core Laboratories	$30,988	$1,785	$80,841	$(82,626)	$30,988

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Nine Months Ended September 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$-	$124,277	$389,663	$-	$513,940
Intercompany revenue	1,070	19,162	80,254	(100,486)	-
Earnings from consolidated affiliates	81,047	-	245,247	(326,294)	-
Total revenue	82,117	143,439	715,164	(426,780)	513,940

OPERATING EXPENSES
Operating costs	1,266	67,608	268,330	-	337,204
General and administrative expenses	5,550	17,036	9	-	22,595
Depreciation and amortization	-	4,121	13,516	-	17,637
Other expense (income), net	(17,586)	10,487	92,672	(91,575)	(6,002)

Operating income	92,887	44,187	340,637	(335,205)	142,506
Interest expense	7	11,497	31	-	11,535

Income before income tax expense	92,880	32,690	340,606	(335,205)	130,971
Income tax expense	2,893	15,805	21,955	-	40,653

Net income	89,987	16,885	318,651	(335,205)	90,318
Net income attributable to non-controlling interest	-	-	331	-	331

Net income attributable to Core Laboratories	$89,987	$16,885	$318,320	$(335,205)	$89,987

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Nine Months Ended September 30, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$63,498	$68,955	$12,461	$-	$144,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(1,498)	(8,496)	-	(9,994)
Patents and other intangibles	-	-	(191)	-	(191)
Proceeds from sale of assets	-	189	333	-	522
Premiums on life insurance	-	(1,183)	-	-	(1,183)
Net cash used in investing activities	-	(2,492)	(8,354)	-	(10,846)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	399	-	-	-	399
Excess tax benefit from stock-based payments	127	-	-	-	127
Non-controlling interest - dividends	-	-	(246)	-	(246)
Dividends paid	(24,117)	-	-	-	(24,117)
Repurchase of common shares	(9,144)	-	-	-	(9,144)
Net cash used in financing activities	(32,735)	-	(246)	-	(32,981)

NET CHANGE IN CASH AND CASH EQUIVALENTS	30,763	66,463	3,861	-	101,087
CASH AND CASH EQUIVALENTS, beginning of period	13,347	11,027	11,764	-	36,138
CASH AND CASH EQUIVALENTS, end of period	$44,110	$77,490	$15,625	$-	$137,225

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2010 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Form 10-Q, are forward-looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, no assurances can be given that the future results indicated, whether expressed or implied, will be achieved. Our actual results may differ significantly from the results discussed in the forward-looking statements. While we believe that these statements are and will be accurate, a variety of factors could cause our actual results and experience to differ materially from the anticipated results or other expectations expressed in our statements. Such factors include, but are not limited to, the risks and uncertainties summarized below:

-	general and economic business conditions;

-	market prices of oil and gas and expectations about future prices;

-	cost of producing oil and natural gas;

-	the level of drilling and production activity;

-	mergers, consolidations and downsizing among our clients;

-	coordination by OPEC;

-	the impact of commodity prices on the expenditure levels of our clients;

-	financial condition of our client base and their ability to fund capital expenditures;

-	the physical and/or financial effects of climatic change, including adverse weather or geologic/geophysical conditions;

-	the adoption of legal requirements or taxation relating to climate change that lower the demand for petroleum-based fuels;

-	civil unrest or political uncertainty in oil producing or consuming countries;

-	level of consumption of oil, gas and petrochemicals by consumers;

-	changes in existing laws, regulations, or other governmental actions;

-	the business opportunities (or lack thereof) that may be presented to and pursued by us; and

-	availability of services and materials for our clients to grow their capital expenditures.

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

Outlook

We continue our efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines.  We believe our market presence provides us a unique opportunity to service customers who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent activity levels, we believe that the current level of activities, workflows, and operating margins both outside North America and within North America will grow moderately into 2011.  Deepwater activity in the Gulf of Mexico is not expected to improve in the near-term despite the U.S. government lifting its moratorium, due to the expected time lag for approval of permits.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended September 30,				% Change
	2010		2009		2010/2009
REVENUE:
Services	$151,671	76%	$133,819	80%	13%
Product sales	47,550	24%	33,983	20%	40%
Total revenue	199,221	100%	167,802	100%	19%
OPERATING EXPENSES:
Cost of services*	92,914	61%	85,792	64%	8%
Cost of product sales*	32,858	69%	26,383	78%	25%
Total cost of services and product sales	125,772	63%	112,175	67%	12%
General and administrative expenses	8,416	4%	6,637	4%	27%
Depreciation and amortization	5,814	3%	6,023	4%	(3%)
Other expense (income), net	(998)	-	(1,232)	(1%)	(19%)
Operating income	60,217	30%	44,199	26%	36%
Loss on exchange of Senior Exchangeable Notes	675	-	-	-	-
Interest expense	4,015	2%	3,895	2%	3%
Income before income tax expense	55,527	28%	40,304	24%	38%
Income tax expense	16,764	9%	9,189	5%	82%
Net income	38,763	19%	31,115	19%	25%
Net income attributable to non-controlling interest	209	-	127	-	65%
Net income attributable to Core Laboratories N.V.	$38,554	19%	$30,988	19%	24%

*Percentage based on applicable revenue rather than total revenue

(Unaudited)	Nine Months Ended September 30,				% Change
	2010		2009		2010/2009
REVENUE:
Services	$448,123	76%	$410,182	80%	9%
Product sales	138,337	24%	103,758	20%	33%
Total revenue	586,460	100%	513,940	100%	14%
OPERATING EXPENSES:
Cost of services*	284,682	64%	258,489	63%	10%
Cost of sales*	95,595	69%	78,715	76%	21%
Total cost of services and sales	380,277	65%	337,204	66%	13%
General and administrative expenses	24,007	4%	22,595	4%	6%
Depreciation and amortization	17,334	3%	17,637	3%	(2%)
Other expense, net	(508)	-	(6,002)	(1%)	(92%)
Operating income	165,350	28%	142,506	28%	16%
Loss on exchange of Senior Exchangeable Notes	675	-	-	-	-
Interest expense	12,188	2%	11,535	2%	6%
Income before income tax expense	152,487	26%	130,971	26%	16%
Income tax expense	47,076	8%	40,653	8%	16%
Net income	105,411	18%	90,318	18%	17%
Net income attributable to non-controlling interest	436	-	331	-	32%
Net income attributable to Core Laboratories N.V.	$104,975	18%	$89,987	18%	17%

*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009 (unaudited)

Service Revenue

Service revenue increased to $151.7 million for the third quarter of 2010, up 13% when compared to $133.8 million for the third quarter of 2009. For the nine months ended September 30, 2010, service revenue increased 9% to $448.1 million compared to $410.2 million for the respective period in 2009.  The increase in service revenue was due, in part, to the increased demand for reservoir fluids phase-behavior studies, and for crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide.  Our large scale core analyses and advance rock properties studies from the eastern Mediterranean region, the Middle East, and West Africa offshore also provided meaningful revenue streams.  Activity in the North American shale plays, especially those that are liquid-rich, has remained active throughout 2010 offset somewhat with lower activity involving gas shales as a result of decreasing natural gas commodity prices as the third quarter progressed.

Product Sales Revenue

Revenue associated with product sales increased to $47.6 million for the third quarter of 2010, up 40% from $34.0 million for the third quarter of 2009. For the nine months ended September 30, 2010, product sale revenue increased 33% to $138.3 million compared to $103.8 million for the same period in 2009. The increase in revenue was driven by the acceptance and demand of our specialized completion products which has led to increased market share in North American natural gas and oil shale reservoirs and has increased market penetration in the Middle East and Asia-Pacific perforating markets.  These specialized optimizing technologies are focused on high-end well completion and stimulation programs mainly in the Haynesville, Marcellus, Montney and Eagle Ford shale plays and in multi-stage completions in the Bakken oil-shale play. We are also providing high margin completion and recompletion technologies and services to be used in reworking major, giant, and super-giant fields in southern Iraq.

Cost of Services

Cost of services expressed as a percentage of service revenue was 61% for the quarter ended September 30, 2010, compared to 64% for the same period in 2009.  For the nine months ended September 30, 2010, cost of services expressed as a percentage of service revenue was 64% as compared to 63% for the same period in 2009.  The decrease in the cost of services year-over-year for the quarter was primarily a result of higher sales over our fixed cost structure.

Cost of Product Sales

Cost of sales expressed as a percentage of product sales revenue was 69% for the quarter ended September 30, 2010, down from 78% for the same period in 2009. For the nine months ended September 30, 2010, cost of product sales expressed as a percentage of sales revenue was 69%, down from 76% for the same period in 2009. The decrease in cost of sales as a percentage of product sale revenue was primarily due to the growing demand for our new technologies, which are our higher margin products, and from an overall increase in sales, which improved absorption of our fixed cost structure and increased manufacturing efficiencies.

General and Administrative Expenses

General and administrative expenses totaled $8.4 million for the third quarter of 2010, down from $9.2 million last quarter, but up 27% from the $6.6 million incurred in the third quarter of 2009. For the nine months ended September 30, 2010 general and administrative expenses were $24.0 million compared to $22.6 million for the nine months ended September 30, 2009. The increase in general and administrative expenses was primarily due to compensation related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense decreased to $5.8 million for the third quarter of 2010, down 3% when compared to $6.0 million for the third quarter of 2009.  For the nine months ended September 30, 2010, depreciation and amortization expense was $17.3 million, a decrease of $0.3 million from the nine months ended September 30, 2009.

Other Expense (Income), Net

Other expense (income), net consisted of the following for the quarter ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Loss (gain) on sale of assets	$(88)	$33	$(80)	$(312)
Foreign exchange loss (gain)	(547)	(859)	1,074	(1,868)
Interest income	-	(17)	(142)	(115)
Non-income tax accrual	-	-	-	(2,500)
Rents and royalties	(352)	(212)	(1,052)	(1,061)
Other, net	(11)	(177)	(308)	(146)
Total Other expense (income), net	$(998)	$(1,232)	$(508)	$(6,002)

As a result of finalizing a non-income related tax settlement agreement, we released the remaining $2.5 million of the contingent liability during the second quarter of 2009.

Foreign exchange losses (gains) by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Australian Dollar	$(213)	$(168)	$(110)	$(446)
British Pound	(133)	105	283	(127)
Canadian Dollar	(102)	(815)	(338)	(1,582)
Euro	76	35	1,665	(178)
Russian Ruble	(18)	(35)	(33)	189
Venezuelan Bolivar	(10)	(1)	(201)	(2)
Other currencies, net	(147)	20	(192)	278
Total loss (gain)	$(547)	$(859)	$1,074	$(1,868)

Loss on Exchange of Senior Exchangeable Notes

Under the terms of the Senior Exchangeable Notes (the “Notes”), the early exchange option for the holders of the Notes was enabled in the second and third quarters of 2010.  As a result, the Notes could be exchanged during the third quarter of 2010 and will continue to be exchangeable during the fourth quarter of 2010.  We received 10 notices during the second and third quarters of 2010 to exchange 24,366 Notes, which were settled during the third quarter for 224,338 shares of our common stock, all of which were treasury shares, and $24.4 million in cash resulting in a loss of $0.7 million.

Interest Expense

Interest expense for the three months ended September 30, 2010 and 2009 was $4.0 million and $3.9 million, respectively, and for the nine months ended September 30, 2010 and 2009, interest expense was $12.2 million and $11.5 million, respectively.  The majority of this is non-cash interest expense due to the amortization of the discount on the Senior Exchangeable Notes.

Income Tax Expense

The effective tax rates for the three months ended September 30, 2010 and 2009 were 30.2% and 22.8%, respectively.  The lower effective tax rate for 2009 included an adjustment to income tax expense and deferred tax liabilities associated with monetary assets and liabilities of our foreign subsidiaries.  The effective tax rates for year-to-date 2010 and 2009 were 30.9% and 31.0%, respectively.  These rates reflect the change in activity levels between jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		% Change
	2010	2009	2010/2009
Revenue:	(Unaudited)
Reservoir Description	$106,485	$101,475	5%
Production Enhancement	78,992	54,398	45%
Reservoir Management	13,744	11,929	15%
Consolidated	$199,221	$167,802	19%

Operating income:
Reservoir Description	$28,014	$26,792	5%
Production Enhancement	26,260	14,627	80%
Reservoir Management	5,535	3,498	58%
Corporate and Other1	408	(718)	NM
Consolidated	$60,217	$44,199	36%

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Nine Months Ended September 30,		% Change
	2010	2009	2010/2009
Revenue:	(Unaudited)
Reservoir Description	$317,106	$307,477	3%
Production Enhancement	227,553	169,512	34%
Reservoir Management	41,801	36,951	13%
Consolidated	$586,460	$513,940	14%

Operating income:
Reservoir Description	$78,229	$83,006	(6%)
Production Enhancement	73,355	47,370	55%
Reservoir Management	14,827	10,460	42%
Corporate and Other1	(1,061)	1,670	NM
Consolidated	$165,350	$142,506	16%

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 5%, or $5.0 million, to $106.5 million in the third quarter of 2010, compared to $101.5 million in the third quarter of 2009.  For the nine months ended September 30, 2010, revenue increased 3%, or $9.6 million, to $317.1 million from $307.5 million for the nine months ended September 30, 2009. This segment’s operations continued to benefit from large-scale core analyses and advanced rock properties studies from the eastern Mediterranean region, the Middle East and offshore West Africa.  This segment continued to realize increased demand for reservoir fluids phase-behavior studies, and for crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide.

Operating income in the third quarter of 2010 increased by 5%, or $1.2 million, to $28.0 million compared to $26.8 million for the third quarter of 2009.  Operating income for the nine months ended September 30, 2010 decreased by 6%, or $4.8 million, to $78.2 million.  Operating margins for the quarter and nine months ended September 30, 2010 were 26% and 25%, respectively, compared to 26% and 27% for the same periods in 2009, respectively. This segment continues to focus on emphasizing higher value, and thus higher margin, services on internationally-based development and production-related crude oil projects in addition to de-emphasizing the more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased by 45%, or $24.6 million, to $79.0 million in the third quarter of 2010 as compared to $54.4 million in the third quarter of 2009. Revenue increased by 34%, or $58.1 million, to $227.6 million for the nine months ended September 30, 2010 as compared to $169.5 million for the same period in 2009.  The revenue increase was due to the increased acceptance by our clients of our high margin completion products as well as our fracture diagnostic services, and an increased market share of our perforating charges and gun systems particularly in the North American markets relating to horizontal well developments of gas-shale and oil-shale reservoirs and for projects to rework the oilfields in Iraq.

Operating income in the third quarter of 2010 increased by 80%, or $11.7 million, to $26.3 million from $14.6 million for the third quarter of 2009.  Operating margins increased to 33% in the third quarter of 2010 compared to 27% for the same period in 2009.  For the nine months ended September 30, 2010, operating income increased to $73.4 million, an increase of 55% over the same period in 2009.  Operating margins increased to 32% in the nine months ended September 30, 2010 compared to 28% for the same period in 2009.  The increase in margins was primarily driven by our continued market penetration of higher-margin services including our proprietary and patented diagnostic technologies, such as SpectraChem® Plus+, SpectraScan®, ZeroWash®, and our HERO™ line of perforating charges and gun systems and our new Horizontal Time-Delayed Ballistics Actuated Sequential Transfer (HTD Blast™) perforating system which is used for the perforation of extended-reach horizontal completions.  This segment also began providing high margin completion and recompletion technologies and services to be used in the reworking of major, giant, and super-giant fields in southern Iraq.

Reservoir Management

Revenue from the Reservoir Management segment increased by 15% in the third quarter of 2010 compared to the third quarter of 2009.  Revenue for the nine months ended September 30, 2010 were $41.8 million, an increase of 13% from $37.0 million from the same period in 2009. The increase in revenue was due to ongoing interest in several of our existing multi-client reservoir studies including studies in the Montney Shale in northeastern British Columbia and northern Alberta, and the Eagle Ford Shale in south Texas, along with the continued participation in our North American Gas Shale Study and our Worldwide Oil and Natural Gas Shale Reservoir Study.  In addition, increased revenue was provided by our proprietary studies which parallel our joint-industry projects, including studies of offshore Ivory Coast, Ghana and Nigeria, a gas-shale reconnaissance project in Indonesia and detailed proprietary reservoir studies for several companies active in the Wolfberry play in West Texas.

Operating income in the third quarter of 2010 increased 58% to $5.5 million from $3.5 million for the third quarter of 2009. For the nine months ended September 30, 2010, operating income increased 42%, to $14.8 million, compared to operating income of $10.5 million from the same period in 2009. The increase in operating income was primarily related to growth in our consortium projects and the delivery of completed consortium projects.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,		% Change
	2010	2009	2010/2009
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$169,129	$144,914	17%
Less: capital expenditures	19,661	9,994	97%
Free cash flow	$149,468	$134,920	11%

The increase in free cash flow in 2010 compared to 2009 was due to an increase in net income and improved working capital, excluding cash and senior exchangeable notes, partially offset by an increase in capital expenditures.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2010 and 2009 (in thousands):

	Nine Months Ended September 30,		% Change
	2010	2009	2010/2009
Cash provided by/(used in):	(Unaudited)
Operating activities	$169,129	$144,914	17%
Investing activities	(29,636)	(10,846)	173%
Financing activities	(152,585)	(32,981)	363%
Net change in cash and cash equivalents	$(13,092)	$101,087	(113%)

The increase in cash flows provided by operating activities was primarily attributable to an increase in net income and improved working capital, excluding cash and Senior Exchangeable Notes.

Cash flows used in investing activities increased due to higher capital expenditures of $9.7 million more in 2010 than in 2009, and an acquisition for $9.0 million during the first quarter of 2010.

The increase in cash flows used in financing activities relates primarily to an increase in the number of shares repurchased under our common share repurchase program.  In the first nine months of 2010, we repurchased 1,488,269 shares for an aggregate price of $92.1 million compared to 136,871 shares for an aggregate price of $9.1 million during the same period in 2009.  In addition, we received 10 notices during the second and third quarters of 2010 to exchange 24,366 of our $1,000 face value Notes which were settled during the third quarter for $24.4 million in cash and 224,338 of our common stock, all of which were treasury shares.  In the first quarter of 2010, our Board of Directors announced a 20% increase to our quarterly dividend and in the third quarter, our special dividend was increased from $0.375 per share to $0.65 per share resulting in an increase of $13.0 million in dividends paid during 2010 over 2009.

Credit Facilities and Available Future Liquidity

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.

Under the terms of the Notes the early exchange option for the holders of the Notes was enabled in the third quarter of 2010, as it was in the second quarter of 2010. As a result, the Notes can be exchanged during the fourth quarter of 2010 and will remain classified as a short-term liability at September 30, 2010.  In addition, the equity component of the Notes at September 30, 2010 was classified as temporary equity.  This balance combined with the debt amount reflects the outstanding principal amount of the Notes.  We received 10 notices during the second and third quarters of 2010 to exchange 24,366 Notes, which were settled during the third quarter for 224,338 shares of our common stock, all of which were treasury shares, and $24.4 million in cash resulting in a loss of $0.7 million.

 We received three notices during the third quarter to exchange 5,564 Notes which we will settle during the fourth quarter.  Subsequent to September 30, 2010, we have received an additional notice to exchange 8,029 Notes, which we will settle during the fourth quarter.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $100.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $150.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 0.5% to a maximum of LIBOR plus 1.125%.  Any outstanding balance under the Credit Facility is due in December 2010 when the Credit Facility matures.  We are currently reviewing the Credit Facility and its extensions.  Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available borrowing capacity under the Credit Facility is reduced by outstanding letters of credit and performance guarantees and bonds arranged under the Credit Facility which totaled $12.6 million at September 30, 2010 and related to certain projects in progress.  Our available borrowing capacity under the Credit Facility at September 30, 2010 was $87.4 million. As of September 30, 2010, we had $17.0 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at September 30, 2010.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We are a Netherlands holding company and substantially all of our operations are conducted through subsidiaries. Consequently, our cash flow depends upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.  We believe our future cash flows from operations, supplemented by our borrowing capacity and issuances of additional equity, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividend payments and future acquisitions.

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

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2010, we issued 224,338 shares of our common stock upon conversion by holders of $24.4 million aggregate principal amount of our Senior Exchangeable Notes.  Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)
July 1-31, 2010 (1)	625	$77.96	625	6,703,820
August 1-31, 2010 (2)	4,364	78.31	4,364	6,724,213
September 1-30, 2010	-	-	-	7,917,510
Total	4,989	$78.27	4,989

(1) Contains 625 shares valued at approximately $48 thousand, or $77.96 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in July 2010.
(2) Contains 4,364 shares valued at approximately $0.3 million, or $78.31 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in August 2010.
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

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Exhibit 3.1 filed on July 26, 2010 with 10-Q (File No. 001-14273)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	October 25, 2010	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)