Form 10-Q/A
period 2010-09-30
CORE LABORATORIES N V
filed 2010-10-26
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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

Explanatory Note

  The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 (the “10-Q”) filed with the Securities and Exchange Commission on October 25, 2010, is to furnish the Interactive Data File as Exhibit 101.  The Interactive Data File was inadvertently omitted from the Form 10-Q as originally filed due to a mismatch between the character reference set used for the Interactive Data File and the Form 10-Q.  No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

     Pursuant to Rule 406T of Regulation S-T, these interactive data files on Exhibit 101 are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under those sections.

Exhibit No.	Exhibit Title	Incorporated by reference from the following documents
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed with our Quarterly Report on Form 10-Q filed October 25, 2010
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed with our Quarterly Report on Form 10-Q filed October 25, 2010
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished with our Quarterly Report on Form 10-Q filed October 25, 2010
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously furnished with our Quarterly Report on Form 10-Q filed October 25, 2010
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	October 26, 2010	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

CORE LABORATORIES N.V.

EXHIBIT INDEX TO FORM 10-Q/A

EXHIBIT NO.	ITEM

31.1	Certification of CEO Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
31.2	Certification of CFO Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)
32.1	Certification of the CEO Pursuant to 18 U.S. C. Section 150, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
32.2	Certification of the CFO Pursuant to 18 U.S. C. Section 150, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
101.INS	XBRL Instance Document (2)
101.SCH	XBRL Taxonomy Extension Schema Document (2)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (2)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (2)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (2)

(1) Previously filed or furnished with our Quarterly Report on Form 10-Q filed October 25, 2010.

(2) Furnished herewith.