Form 10-K
period 2010-12-31
CORE LABORATORIES N V
filed 2011-02-22
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	For the fiscal year ended December 31, 2010

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 001-14273
CORE LABORATORIES N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Herengracht 424
1017 BZ Amsterdam
The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (31-20) 420-3191

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Shares, EUR 0.02 Par Value Per Share	New York Stock Exchange

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the number of common shares outstanding was 44,675,908. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $3,167,283,939.

As of February 17, 2011, the number of common shares outstanding was 45,067,456.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2011, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

This document (excluding exhibits) contains 71 pages.
The table of contents is set forth on the following page. The exhibit index begins on page 31.

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

i

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 76%, 80% and 77% of our revenues from operations for the years ended December 31, 2010, 2009 and 2008, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales, generated principally in our Production Enhancement segment, accounted for approximately 24%, 20% and 23% of our revenues from operations for the years ended December 31, 2010, 2009 and 2008, respectively.

Our product sales backlog at December 31, 2010 was approximately $26.0 million compared to $24.2 million at December 31, 2009. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2010 will be completed in 2011.

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

The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a gel slurry into the reservoir zone at extremely high pressures. This forces fractures to open in the rock and "props" or holds the fractures open so that reservoir fluids can flow to the production wellbore.  Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the gel slurry is compatible with the reservoir fluids so that damage does not occur to the porous rock network. Our proprietary and patented ZeroWash® tracer technology is used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

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

In addition to our many patented reservoir analysis technologies, we have established ourselves as a global leader in the manufacture and distribution of high-performance perforating products. Our unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the completion of oil and gas wells. Our "systems" approach to the perforating of an oil or gas well has resulted in numerous patented products. Our HERO™ (High Efficiency Reservoir Optimization) and recently introduced SuperHERO™ and SuperHERO Plus+™ perforating systems have quickly become industry leaders in enhancing reservoir performance. The SuperHERO™ and SuperHERO Plus+™ perforating systems compliment our successful HERO™ line and are designed to optimize wellbore completions and stimulation programs in gas-shale reservoirs.  Evolved from our HERO™ charges, the SuperHERO™ and the SuperHERO Plus+™ charges use a proprietary and patented design of powdered metal liners and explosives technology that results in a deeper and cleaner perforating tunnel into the gas-shale reservoir.  This allows greater flow of hydrocarbons to the wellbore and helps to maximize hydrocarbon recovery from the reservoir.  Moreover, the deeper, near debris-free perforations enable lower fracture initiation pressures, reducing the amount of pressure-pumping horsepower required and its associated cost.  SuperHERO™ and SuperHERO Plus+™ charges can eliminate the ineffective perforations that would otherwise limit daily natural gas production and hinder the optimal fracture stimulation programs needed for prolific production from the Marcellus, Barnett, Fayetteville, Haynesville and similar gas-shale formations. Our manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

Our Horizontal Time-Delayed Ballistics Actuated Sequential Transfer (HTD-BlastTM) perforating system is a technology useful for the effective and efficient perforation of extended-reach horizontal completions in the Bakken, Eagle Ford, and other shale formations.  The HTD-BlastTM perforating system can be deployed via coiled tubing, and it currently enables eight perforating events, beginning at the farthest reaches, or toe regions, of extended-reach horizontal wells.  The toe region is the most difficult section of an extended-reach well to effectively perforate and fracture stimulate.  The HTD-BlastTM system significantly improves the potential for production from those sections.  A proprietary, time-delayed detonating sequence allows the operator to position and perforate up to eight discrete zones.  This efficiency, coupled with Core’s effective SuperHERO Plus+™ perforating charges, results in superior perforations at a much reduced operating cost.  Superior perforations then allow effective fracture stimulation programs that can maximize production from extended horizontal wells.

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

These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us.  We also develop and provide industry consortium studies to provide critical reservoir information to a broad spectrum of clients in a cost effective manner such as our multi-client regional reservoir optimization projects for both North America and international studies, especially studies pertaining to unconventional natural gas reservoirs such as our ongoing gas-shale studies entitled Reservoir Characterization and Production Properties of the
Haynesville and Bossier Shales in Louisiana and Texas, Marcellus Shale Study in the Appalachian Mountains, Reservoir Characterization and Production Properties of Gas Shales and a joint industry project evaluating the petrophysical, geochemical and production characteristics of the Eagle Ford Shale in South Texas. Additional studies being performed are our long running deep water Gulf of Mexico studies, a worldwide characterization of tight-gas sands, with special emphasis in the Middle East region, deepwater studies off the coasts of West Africa and Brazil, a study on the petroleum potential of offshore Vietnam and a Global Gas Shale Study that examines the gas shale potential in central and southern Europe, north Africa, India, China and Australia among other regions.

We sell and maintain permanent real time reservoir monitoring equipment that is installed in the reservoir for our oil and gas company clients which eliminates the need for down-hole electronic components providing increased reliability and high temperature capability in extreme operating environments.

Marketing and Sales

We market and sell our services and products through a combination of sales representatives, technical seminars, trade shows and print advertising. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices.  Our Business Development group manages a Large Account Management Program to better serve our largest and most active clients by meeting with key personnel within their organizations to ensure the quality of our products and services are meeting their expectations and we are addressing any issues or needs in a timely manner.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 50%, 52% and 50% of our revenues from operations during the years ended December 31, 2010, 2009 and 2008, respectively.  Not included in the foregoing percentages are significant levels of our revenues recorded in the U.S. that are sourced from projects on foreign oilfields.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency.   However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients.  Consequently, we are not always able to eliminate our foreign currency exposure.  We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our reported revenues by geographic region (in contrast to the location of the reservoirs) for the years ended December 31, 2010, 2009 and 2008:

Geographic Breakdown of Revenues

Environmental Regulation

We are subject to stringent governmental laws and regulations pertaining to protection of the environment and the manner in which chemicals and gases used in our analytical and manufacturing processes are handled and generated wastes are disposed.  Consistent with our quality assurance and control principles, we have established proactive environmental policies for the management of these chemicals and gases as well as the handling and recycling or disposal of wastes resulting from our operations.  Compliance with these laws and regulations may require the acquisition of permits for regulated activities, capital expenditures to limit or prevent emissions and discharges, and stringent restrictions for the handling and disposal of certain wastes.  Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and even the issuance of injunctive relief.  The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position.  For instance, the adoption of laws or implementation of regulations to address concerns about global climate change or threats to drinking water from hydraulic fracturing activities that have the effect of lowering the demand for carbon-based fuels could have a material adverse effect on our business.

Our analytical and manufacturing processes involve the handling and use of numerous chemicals and gases as well as the generation of wastes.  Spills or releases of these chemicals, gases, and wastes at our facilities or at offsite locations where they are transported for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by such spills or releases.  As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination.  While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

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

Employees

As of December 31, 2010, we had approximately 5,000 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

NYSE Corporate Governance Matters

As a listed company with the New York Stock Exchange, our Chief Executive Officer, as required under Section 303A.12(a) of the NYSE Listed Company Manual, must certify to the NYSE each year whether or not he is aware of any violation by the company of NYSE Corporate Governance listing standards as of the date of the certification. On July 7, 2010, our Chief Executive Officer submitted such a certification to the NYSE which stated that he was not aware of any violation by Core Lab of the NYSE Corporate Governance listing standards. We will timely provide the annual certification of our Chief Executive Officer this year.  Included as Exhibits 31.1 and 31.2 to this Form 10-K are the Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield products and services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices.  There are numerous factors affecting the supply of and demand for our products and services, which include, but are not limited to:

-	general and economic business conditions;

-	market prices of oil and gas and expectations about future prices;

-	cost of producing oil and natural gas;

-	the level of drilling and production activity;

-	mergers, consolidations and downsizing among our clients;

-	coordination by OPEC;

-	the impact of commodity prices on the expenditure levels of our clients;

-	financial condition of our client base and their ability to fund capital expenditures;

-	the physical effects of climatic change, including adverse weather or geologic/geophysical conditions;

-	the adoption of legal requirements or taxation relating to climate change that lower the demand for petroleum-based fuels;

-	civil unrest or political uncertainty in oil producing or consuming countries;

-	level of consumption of oil, gas and petrochemicals by consumers;

-	changes in existing laws, regulations, or other governmental actions;

-	the business opportunities (or lack thereof) that may be presented to and pursued by us; and

-	availability of services and materials for our clients to grow their capital expenditures.

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

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 50%, 52% and 50% of our revenues during the years ended December 31, 2010, 2009 and 2008, respectively. Not included in the foregoing percentages are significant levels of our revenues recorded in the U.S. that are sourced from projects on foreign oilfields. Our operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

-	global economic conditions;

-	political actions and requirements of national governments including trade restrictions, embargoes, seizure, detention, nationalization and expropriations of assets;

-	interpretation of tax statutes and requirements of taxing authorities worldwide, routine examination by taxing authorities and assessment of additional taxes, penalties and/or interest;

-	civil unrest;

-	acts of terrorism;

-	fluctuations and changes in currency exchange rates (see section below);

-	the impact of inflation;

-	difficulty in repatriating foreign currency received in excess of the local currency requirements; and

-	current conditions in oil producing countries such as Venezuela, Nigeria, Iran and Iraq considering their potential impact on the world markets.

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

We are exposed to risks due to fluctuations in currency exchange rates.  By the nature of our business, we derive a substantial amount of our revenues from our international operations, subjecting us to risks relating to fluctuations in currency exchange rates.  Our revenues and expenses are mainly denominated in U.S. dollar ("USD"), so fluctuations in the exchange rate of the USD against other currencies may in the future have an effect upon our results of operations.

Our results of operations may be adversely affected because our efforts to comply with U.S. laws such as the Foreign Corrupt Practices Act (the "FCPA") could restrict our ability to do business in foreign markets relative to our competitors who are not subject to U.S. law.

We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that U.S. law and regulations prohibit us from using.

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

We are subject to a variety of governmental laws and regulations both in the United States and abroad relating to protection of the environment and the use and storage of chemicals and gases used in our analytical and manufacturing processes and the discharge and disposal of wastes generated by those processes. These laws and regulations may impose joint and several, strict liability and failure to comply with such laws and regulations could result in the assessment of damages, fines and penalties, the imposition of remedial or corrective action obligations or the suspension or cessation of some or all of our operations. Stringent laws and regulations could require us to acquire permits or other authorizations to conduct regulated activities, install and maintain costly equipment and pollution control technologies, or to incur costs or liabilities to mitigate or remediate pollution conditions caused by our operations or attributable to former operators. If we fail to control the use, or adequately restrict the discharge of, hazardous substances or wastes, we could be subject to future material liabilities including remedial obligations. In addition, public interest in the protection of the environment has increased dramatically in recent years with governmental authorities imposing more stringent and restrictive requirements. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

For example, federal environmental legislation proposed in the recently concluded session of Congress and that could be re-introduced and adopted in the current session of Congress could adversely affect our business, financial condition and results of operations.  This legislation could include the following:

*
Climate Change.  Climate change legislation establishing a "cap-and-trade" plan for greenhouse gasses ("GHGs") was approved by the U.S. House of Representatives in the recently concluded session of Congress.  It is not possible at this time to predict whether or when the current session of Congress may act on climate change legislation.  The U.S. Environmental Protection Agency ("EPA") also has taken recent actions to monitor and report upon or otherwise restrict emissions of GHGs.  Based on recent developments, the EPA now purports to have a basis to restrict emissions of GHGs under existing federal Clean Air Act, effective January 2, 2011.  Adoption and implementation of laws and regulations limiting emissions of GHGs from our equipment or operations could require us to incur costs to comply with such requirements and also could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to the oil and natural gas industry.

*
Hydraulic Fracturing.  The U.S. Congress considered legislation in the recently concluded session to amend the federal Safe Drinking Water Act to require the disclosure of chemicals used by the oil and natural gas industry in the hydraulic fracturing process.  Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements.  It is not possible at this time to predict whether or when the current session of Congress may act on hydraulic fracturing legislation.  Any such legislation, if adopted, could establish an additional level of regulation and permitting at the federal level as well as require the disclosure of chemicals that are mixed with the water and sand pumped underground in the process, which disclosed information could be proprietary in nature and could be used by third parties opposing hydraulic fracturing to initiate legal proceedings alleging that specific chemicals used in the process adversely affect groundwater.  Even though Core Laboratories is not a hydraulic fracturing company, it does supply and analyze chemicals used during such processes for reservoir diagnostic purposes and could be adversely affected by such legislation.  In addition, the EPA has initiated a study of the potential environmental impacts of hydraulic fracturing, the results of which are anticipated to be available by late 2012, and the U.S. House of Representatives has commenced an investigation into hydraulic fracturing practices, which inquiries could result in the introduction of legislation restricting aspects of hydraulic fracturing.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 2.2 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.7 million square feet and own approximately 0.5 million square feet.  We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Houston, Texas; Calgary, Canada; Kuala Lumpur, Malaysia; Rotterdam, The Netherlands; Abu Dhabi, UAE; and Aberdeen, Scotland. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have significant manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment.  Our facilities are adequate for our current operations. However, expansion into new facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims that arise in the ordinary course of business.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Split

At our annual meeting on June 10, 2010, the shareholders approved an amendment to increase the authorized shares of our common stock from 100 million to 200 million and to increase the authorized shares of our preference stock from 3 million to 6 million.  In addition, shareholders approved the two-for-one stock split authorized by the Supervisory Board and thereby reduced the par value of each share from EUR 0.04 to EUR 0.02. As a result of the stock split, shareholders of record on June 30, 2010 received an additional share of common stock for each common share held.  The stock split was effected on July 8, 2010.  All references in the consolidated financial statements and the accompanying notes to common shares, share prices, per share amounts and stock plans have been restated retroactively for the stock split.

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE are set in the following table for the periods indicated.

	High	Low
2010
First Quarter	$66.33	$58.30
Second Quarter	78.26	64.73
Third Quarter	89.80	73.63
Fourth Quarter	91.56	77.70
2009
First Quarter	$38.81	$30.25
Second Quarter	49.47	35.64
Third Quarter	52.48	39.05
Fourth Quarter	59.67	49.29

On February 17, 2011, the closing price, as quoted by the NYSE, was $103.43 per share and there were 45,067,456 common shares issued and outstanding held by approximately 344 record holders and approximately 64,127 beneficial holders.  These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In July 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.05 per share were paid in August and November of 2008 and in March, May, August and November of 2009. Cash dividends of $0.06 per share were paid in February, May, August, and November of 2010.  In addition, special cash dividends of $0.50 per share, $0.375 per share and $0.65 per share were paid in August 2008, 2009 and 2010, respectively.  The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor’s 500 Index and the Standard & Poor’s Oil & Gas Equipment and Services Index (which has been selected as our peer group) for the period beginning December 31, 2005 and ending December 31, 2010. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2005 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2010

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2010:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (3)
October 1-31, 2010	0	0	0	7,927,848
November 1-30,2010 (1)	580	$82.86	580	8,051,851
December 1-31, 2010 (2)	4,168	$86.81	4,168	8,514,691
Total	4,748	$86.33	4,748	8,514,691

(1)	580 shares valued at $48 thousand, or $82.86 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2)	4,168 shares valued at $0.4 million, or $86.81 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(3)	During the quarter 601,929 shares were distributed from the share repurchase program relating to stock-based awards, stock options, and the early exchange of our Senior Exchangeable Notes.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months.  This authorization was renewed at subsequent annual or special shareholder meetings.  At our annual shareholders’ meeting on June 10, 2010, our shareholders authorized an extension through December 10, 2011 to purchase up to 25.6% of our issued share capital, consisting of 10% of our issued share capital which may be used for any legal purpose and an additional 15.6% of our issued shares to fulfill obligations relating to our Senior Exchangeable Notes (the “Notes”) or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2010, we have repurchased 32,453,473 shares for an aggregate purchase price of approximately $726.2 million, or an average price of $22.38 per share and have cancelled 26,835,494 shares at a cost of $425.3 million. At December 31, 2010, we held 4,218,726 shares in treasury and have the authority to repurchase 8,514,691 additional shares under our stock repurchase program. The past cancellation of shares had also been approved by shareholders at prior shareholder meetings.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements.

	Year Ended December 31,
	2010	2009	2008 (3)	2007 (3)	2006 (3)
	(in thousands, except per share and other data)

Financial Statement Data:
Revenues	$794,653	$695,539	$780,836	$670,540	$575,689
Net income attributable to Core Laboratories N.V.	144,917	113,604	131,166	111,212	81,045
Working capital	69,967	284,129	139,955	116,276	130,249
Total assets	636,042	658,166	521,535	476,754	467,244
Long-term debt and capital lease obligations,
including current maturities	147,543	209,112	194,568	230,594	214,503
Total equity	292,340	281,758	188,285	108,026	127,572
Earnings Per Share Information:
Net income attributable to Core Laboratories N.V.:
Basic	$3.23	$2.47	$2.85	$2.36	$1.61
Diluted	$3.00	$2.43	$2.74	$2.28	$1.51
Weighted average common shares outstanding:
Basic	44,830	45,939	46,017	47,073	50,314
Diluted	48,241	46,657	47,887	48,815	53,776
Cash dividends declared per share	$0.89	$0.575	$0.60	$-	$-
Other Data:
Current ratio (1)	1.2:1	3.7:1	2.5:1	2.2:1	2.5:1
Debt to capitalization ratio (2)	27%	34%	52%	69%	62%

________________

(1)	Current ratio is calculated as follows: current assets divided by current liabilities.

(2)	Debt to capitalization ratio is calculated as follows: debt divided by the sum of cash, debt and equity.

(3)	Results have been revised upon adoption of FASB Accounting Standards Codification 470-20. See Note 8 Debt and Capital Lease Obligations for more information.

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

For most of 2008, global demand for oil and gas drilling activity was at the highest level in over twenty years.  In the second half of 2008, the financial market crisis and the start of a global economic recession led to a decrease in demand for oil and gas; consequently oilfield activity began to decline as oil and gas companies reduced their spending levels.  However, in late 2009, a global economic recovery began that continued steadily into 2010 and brought with it higher oil related prices which led to increased capital budgets for our clients.

The general crude oil market conditions in the United States in 2010 improved along with increases in global demand which led to higher crude oil prices that approached pre-recession levels by the end of the year.  This created a positive impact on our business compared to the volatility experienced in late 2008 and throughout 2009.

Natural gas prices in 2010 had a different reaction to the overall increase in global demand for oil and gas products.  Prices began a downward trend from their highs in mid-2008, a volatile 2009, with continued decreases throughout 2010.  In spite of this, but due to these decreasing prices for natural gas being the result of an increase in the global supply instead of a decrease in the global demand, activity levels in this sector managed to increase.

The following table summarizes the average worldwide, U.S., and Non-North American rig counts for the years ended December 31, 2010, 2009 and 2008, as well as the annual average spot price of a barrel of West Texas Intermediate crude and an MMBtu of natural gas:

	2010	2009	2008

Baker Hughes Worldwide Average Rig Count (1)	2,985	2,304	3,336
Baker Hughes U.S. Average Rig Count (1)	1,541	1,086	1,878
M-I SWACO Non-North America Rig Count (2)	2,870	2,742	2,748
Average Crude Oil Price per Barrel (3)	$79.39	$61.95	$99.67
Average Natural Gas Price per MMBtu (4)	$5.13	$6.92	$9.34

(1) Twelve month average rig count as reported by Baker Hughes Incorporated - Worldwide Rig Count.
(2) Twelve month average rig count as reported by M-I SWACO Worldwide Rig Count as reported under the January 2010 revision.
(3) Average daily West Texas Intermediate crude spot price.
(4) Obtained from Bloomberg NGH1 average price for the years December 31, 2010, 2009, and 2008.

Operators determined that the economics of certain projects would be viable at the higher commodity prices in 2010 compared to 2009 which led to an increase in rig count in 2010, particularly rigs drilling for oil, both in North America and worldwide.  Although the North American rig count began to rise slightly in the last quarter of 2009, the average rig count in North America in 2009 was down over 40% from 2008 levels due to the prices for oil and gas being down significantly.  Industry activity levels outside of North America did not experience these same reductions that North America did in the latter part of 2008, however in 2009 the international market activity also declined as the global demand for energy weakened.

Increases in activity levels in 2010 by our clients combined with greater market share, led to higher revenues over 2009 across all of our business segments.   Given these higher revenues, in conjunction with the lower cost structure attained during the global economic recession, we were able to generate operating income that was 21% higher in 2010 than the prior year.  This increase was driven primarily by our Production Enhancement and Reservoir Management segments with operating income increases of 56% and 35%, respectively.

Outlook

We continue our efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines.  We believe our market presence provides us a unique opportunity to service clients who have global operations in addition to the national oil companies.

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

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP") and require us to make estimates and assumptions during their preparation which requires judgment. Our accounting policies and procedures are explained in Note 2 of the Notes to the Consolidated Financial Statements contained elsewhere in this Annual Report on Form 10-K.  The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2010:

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate.  Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole.  Our allowance for doubtful accounts at December 31, 2010 was $3.4 million compared to $3.2 million at December 31, 2009.

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

Provisions for asset impairment are charged to income when the net book value of the assets, or carrying value, is determined to be unrecoverable and the carrying value exceeds the fair value of the assets.  Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants determined by applying various market multiples.  We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2010, 2009 or 2008.

We review our goodwill, the excess of the purchase price over the fair value of net assets acquired in business combinations, annually for impairment or more frequently if an event occurs which may indicate impairment during the year.  We evaluated assets with indefinite lives, including goodwill and certain intangible assets, for impairment by comparing the fair value of our reportable segments to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments.  We estimated the fair value by performing a discounted future cash flow analysis of each reportable segment.  Estimated future cash flows are based on historical data adjusted for the company’s best estimate of future performance.  If the carrying value of the reportable segment exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the segment is less than its carrying value.   Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill during the years ended December 31, 2010, 2009 or 2008.

Inventory Valuation Allowances

Our valuation reserve for inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory.  Should these assumptions and judgments not occur, our valuation allowance would be adjusted to reflect actual results. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for inventory at December 31, 2010 was $1.9 million compared to $2.2 million at December 31, 2009.  If we overestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized.  Valuation allowances of our net deferred tax assets aggregated to $10.7 million and $10.7 million at December 31, 2010 and 2009, respectively.  If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested.  Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes.  We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Stock-Based Compensation

We have two stock-based compensation plans, as described in further detail in Note 13 to our Consolidated Financial Statements. For new awards issued and awards modified, repurchased or cancelled, the compensation expense is equal to the fair value of the award at the date of the grant and is recognized in the Consolidated Statement of Operations for those awards earned over the requisite service period of the award.  The fair value is determined by calculating the discounted value of the shares over the vesting period and applying an estimated forfeiture rate.

Pensions and Other Postretirement Benefits

We maintain a noncontributory defined benefit pension plan for substantially all of our Dutch employees hired before 2007.  As required by current accounting standards, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost.  The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates.  Actual results could differ from those estimates.  See Note 10 Pensions and Other Postretirement Benefit Plans.  Furthermore, we sponsor several defined contribution plans for the benefit of our employees.  We expense these contributions in the period the contribution is made.

Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations.  The following table summarizes key estimates and assumptions used to prepare our Consolidated Financial Statements for the years ended December 31, 2010, 2009 or 2008.

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

Results of Operations

Results of operations as a percentage of applicable revenues are as follows (dollars in thousands):

	Year Ended						% Change
REVENUES:	2010		2009		2008		2010/2009	2009/2008
Services	$605,974	76.3%	$553,772	79.6%	$597,695	76.5%	9.4%	(7.3%)
Product Sales	188,679	23.7%	141,767	20.4%	183,141	23.5%	33.1%	(22.6%)
	794,653	100.0%	695,539	100.0%	780,836	100.0%	14.2%	(10.9%)
OPERATING EXPENSES:
Cost of services*	383,079	63.2%	352,039	63.6%	387,145	64.8%	8.8%	(9.1%)
Cost of product sales*	130,711	69.3%	105,730	74.6%	127,637	69.7%	23.6%	(17.2%)
Total cost of services and product sales	513,790	64.7%	457,769	65.8%	514,782	65.9%	12.2%	(11.1%)
General and administrative expenses	33,029	4.1%	30,372	4.4%	31,646	4.1%	8.7%	(4.0%)
Depreciation and amortization	23,113	2.9%	23,818	3.4%	21,773	2.8%	(3.0%)	9.4%
Other (income) expense, net	(2,205)	(0.3%)	(3,202)	(0.5%)	5,580	0.7%	NM	NM
OPERATING INCOME	226,926	28.6%	186,782	26.9%	207,055	26.5%	21.5%	(9.8%)
(Gain) loss on early extinguishment of debt	1,939	0.3%	-	-	(2,829)	(0.4%)	100.0%	(100.0%)
Interest expense	15,839	2.0%	15,523	2.3%	21,610	2.8%	2.0%	(28.2%)
Income before income tax expense	209,148	26.3%	171,259	24.6%	188,274	24.1%	22.1%	(9.0%)
Income tax expense	63,747	8.0%	57,164	8.2%	56,766	7.3%	11.5%	0.7%
Net income	145,401	18.3%	114,095	16.4%	131,508	16.8%	27.4%	(13.2%)
Net income attributable to non-controlling interest	484	0.1%	491	0.1%	342	-%	(1.4%)	43.6%
Net income attributable to Core Laboratories N.V.	$144,917	18.2%	$113,604	16.3%	$131,166	16.8%	27.6%	(13.4%)

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.

Operating Results for the Year Ended December 31, 2010 Compared to the Years Ended December 31, 2009 and 2008

We evaluate our operating results by analyzing revenues, operating income margin (defined as operating income divided by total revenue) and net income margin (defined as net income divided by total revenue).  Since we have a relatively fixed cost structure, increases in revenues generally translate into higher operating income margin and income margin percentages.  Results for the years ended December 31, 2010, 2009 and 2008 are summarized in the following chart:

Service Revenues

Service revenues increased to $606.0 million for 2010 from $553.8 million for 2009 and $597.7 million for 2008.  The increase in service revenue from 2009 to 2010 was due, in part, to the increased demand for reservoir rock studies, reservoir fluids phase-behavior studies, and for crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide.  The decrease in revenue in 2009 compared with 2008 was the result of a significant decline in oil and gas prices and drilling activity from record highs reached mid-year 2008; however, this decrease was softened by our improved penetration of international markets in 2009.  Our large scale core analyses and reservoir fluid projects combined with our fluid and derived products inspection, calibration and assay work continue to provide meaningful revenue streams in the Middle East, Asia-Pacific, offshore deepwater regions of the Gulf of Mexico and the southern-Atlantic margins off the coasts of West Africa and Brazil.  Activity in North American shale plays, especially the liquid-rich plays, has strengthened throughout 2010 leading to growth in reservoir characterization projects.

Product Sale Revenues

Product sale revenues increased to $188.7 million for 2010, from $141.8 million for 2009 and $183.1 million for 2008.  The increase in revenue from 2009 to 2010 was driven by (1) the acceptance and demand of our specialized completion products introduced over the last three years, (2) an increased market share in North American natural gas and oil shale reservoirs and (3) an increased market penetration in the Middle East and Asia-Pacific perforating markets.  Our product sales revenues were impacted by the significant decline in the North American drilling activity during 2009; however, our revenues declined at a much lower rate compared to the 42% decrease in the average North American rig count from 2008 to 2009.  This revenue decline was mitigated by the additional market share and the acceptance of our specialized reservoir optimizing technologies.  These specialized reservoir optimizing technologies are focused on high-end well completion and stimulation programs mainly in the Haynesville, Marcellus and Eagle Ford shale plays and in multi-stage completions in the Bakken oil-shale play.  We are also providing high margin completion and recompletion technologies to be used in the redevelopment of major, giant, and super-giant fields in southern Iraq.

Cost of Services

Cost of services increased to $383.1 million for 2010 from $352.0 million for 2009 and $387.1 million for 2008.  As a percentage of service revenue, cost of services have continued to decrease to 63.2% in 2010 from 63.6% in 2009 and 64.8% in 2008.  The continuous decline in the cost of services relative to service revenue has been primarily a result of our continued focus on emphasizing higher value and thus higher margin services as well as managing our cost structure.

Cost of Product Sales

Cost of product sales increased to $130.7 million for 2010 from $105.7 million for 2009 and $127.6 million for 2008.  As a percentage of product sale revenues, cost of sales decreased to 69.3% for 2010 compared to 74.6% for 2009 and 69.7% for 2008.  The decrease in cost of sales as a percentage of product sale revenue in 2010, as compared to 2009, was primarily due to the growing demand for our new technologies, which are our higher margin products, and from an overall increase in sales, which improved absorption of our fixed cost structure.  In addition, our capital investments in our manufacturing processes resulted in increased productivity and increased manufacturing efficiencies which contributed to the decrease in cost of sales.  The reduction in margins from 2008 to 2009 came primarily from reduced manufacturing efficiencies associated with lower production levels as a result of the significant decline in North American drilling activity.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were $33.0 million for 2010, which was 9% higher than in 2009, due to higher building maintenance costs, increased computer hardware and software costs and additional compensation expenses. General and administrative expenses decreased in 2009 by 4% in comparison to 2008 primarily due to lower compensation benefits for certain members of management.

Depreciation and Amortization Expense

Depreciation and amortization expense of $23.1 million decreased slightly by $0.7 million in 2010 compared to 2009, after increasing $2.0 million in 2009 compared to 2008.  The increase in 2009 compared to 2008 was primarily due to normal capital expenditures for replacement of existing equipment and investment in areas of growth.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

(Gain) loss on sale of assets	$(176)	$90	$(2,015)
Equity in (income) of affiliates	(376)	(92)	(300)
Foreign exchange (gain) loss	1,032	(331)	6,555
Interest (income)	(249)	(138)	(848)
Non-income tax (benefit) expense	-	(2,500)	5,030
Rent and royalty (income)	(1,550)	(1,358)	(2,150)
Other (gain) loss	(886)	1,127	(692)
Total other (income) expense, net	$(2,205)	$(3,202)	$5,580

In 2010, we sold our minority investment in a technology company acquired in 2001, resulting in a gain of $0.8 million.

In April, 2010, we recorded a Euro-denominated income tax receivable in The Netherlands.  Payment was received in June after the Euro fell 9% resulting in a foreign exchange loss of $1.4 million.   During 2009, most foreign currencies gained versus the USD as compared to 2008 when the USD strengthened significantly against most other currencies.  Virtually all of the foreign currency gains experienced in 2009 were offset by our foreign currency losses related to the devaluation of the Venezuelan Bolivar (“VEB”).

In 2008, we revised our estimate of a contingent liability associated with non-income related taxes, and as a result, a charge to income of $5.0 million was recorded in the Consolidated Statements of Operations to Other Expense (Income), net.  This contingent liability was included in Other Long-term Liabilities in the Consolidated Balance Sheet at December 31, 2008.  As a result of finalizing a settlement agreement for $2.5 million, we released the remaining $2.5 million during the second quarter of 2009.

In 2008, we recorded a gain of $1.1 million in connection with the sale of a small office building.

Gain on Repurchase of Senior Exchangeable Notes

During the fourth quarter of 2008, we repurchased $61.3 million of our Notes at a discount which resulted in a gain of $2.8 million.

Loss on Exchange of Senior Exchangeable Notes

Under the terms of our Notes the early exchange option for the holders of our Notes was enabled in the second, third and fourth quarters of 2010. We received 21 requests during 2010 to exchange 82,251 Notes, which were settled during the year for $82.3 million in cash and 808,367 shares of our common stock, all of which were Treasury Shares, resulting in a loss of $1.9 million.

Interest Expense

Interest expense increased slightly in 2010 compared to 2009 and decreased $6.1 million in 2009 compared to 2008.  At the end of the second quarter of 2008, the early exchange feature of our Notes was triggered which resulted in our Notes being classified as short-term and required the write-off of $3.5 million in deferred debt acquisition costs to interest expense.  In 2008, we repurchased approximately 20% of our Notes at a discount; consequently, the monthly amortization of the debt discount was lower in 2009 than in 2008.  Cash interest expense on our Notes was only $0.6 million, $0.6 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Income Tax Expense

Income tax expense increased $6.6 million in 2010 compared to 2009 commensurate with the overall increase in income before income tax expense.  Income tax expense increased $0.4 million in 2009 compared to 2008 despite a decrease in net income before taxes due primarily to the recapture of tax consolidation benefits in Mexico with respect to recent changes in the tax laws and additional taxes provided for specific tax uncertainties in the various jurisdictions in which we operate.  The effective tax rate was 30.5% for 2010, 33.4% for 2009 and 30.2% for 2008. The lower tax rate for 2010 was the result of a change in the earnings mix in the various jurisdictions in which we operate.  The higher tax rate for 2009 compared to 2008 was due to the recapture of tax consolidation benefits in Mexico with respect to recent changes in the tax laws, additional taxes provided for specific tax uncertainties in the various jurisdictions in which we operate and the operational losses and asset write down in Venezuela that are without tax benefit.

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.

Segment Revenues
	For the Years Ended December 31,
(dollars in thousands)	2010	% Change	2009	% Change	2008

Reservoir Description	$425,829	2.6%	$414,934	(4.7%)	$435,425
Production Enhancement	313,956	36.1%	230,652	(21.3%)	293,017
Reservoir Management	54,868	9.8%	49,953	(4.7%)	52,394
Total Revenues	$794,653	14.2%	$695,539	(10.9%)	$780,836

Segment Operating Income
	For the Years Ended December 31,
(dollars in thousands)	2010	% Change	2009	% Change	2008

Reservoir Description	$106,179	(0.2%)	$106,421	4.6%	$101,783
Production Enhancement	101,241	55.6%	65,076	(30.0%)	93,025
Reservoir Management	19,759	35.2%	14,620	(9.9%)	16,224
Corporate and other (1)	(253)	NM (2)	665	NM (2)	(3,977)
Operating Income	$226,926	21.5%	$186,782	(9.8%)	$207,055

(1) “Corporate and other" represents those items that are not directly relating to a particular segment.
(2) "NM" means not meaningful.

Segment Operating Income Margins (1)
	For the Years Ended December 31,
	2010	2009	2008
	Margin	Margin	Margin
Reservoir Description	24.9%	25.6%	23.4%
Production Enhancement	32.2%	28.2%	31.7%
Reservoir Management	36.0%	29.3%	31.0%
Total Company	28.6%	26.9%	26.5%

(1) Calculated by dividing "Operating Income" by "Revenue".

Reservoir Description

Revenues for our Reservoir Description segment increased by 2.6% in 2010 compared to 2009, after decreasing 4.7% in 2009 compared to 2008.  During 2010, this segment’s operations continued to benefit from large-scale core analyses and advanced rock properties studies from the eastern Mediterranean region, the Middle East and West Africa offshore.  This segment continued to realize increased demand for reservoir fluids phase-behavior studies, and for crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide.  Other areas that continue to provide revenue growth are the continued expansion of worldwide development projects particularly in West Africa, Asia Pacific, and the North Sea, as well as the North American gas shale and oil and liquid-rich plays in the Eagle Ford, Haynesville, Muskwa and other active fields.  The revenue decrease in 2009 was the result of a significant decline in oil and gas prices and drilling activity from record highs in 2008, which affected demand for some of the services in this segment. Due to our significant international operations and projects such as our reservoir rock and reservoir fluids characterization projects, this segment has continued to improve its operating income and margins despite the recent downturn experienced throughout the industry. During 2009, we experienced increased demand for our services in the Middle East and Asia-Pacific and for our continued large scale core analyses studies as well as crude oil and derived petroleum products characterization studies on a global basis.

Operating income and operating income margin decreased slightly in 2010 from 2009 as a result of slightly higher costs in certain operating areas.  Operating income and operating margin increased 4.6% in 2009 from 2008 due to continued emphasis on higher value and thus higher margin services on internationally-based development and production-related crude oil projects, in addition to the de-emphasis of the more cyclical exploration-related projects along with an emphasis on controlling costs.

Production Enhancement

Revenues for our Production Enhancement segment increased by $83.3 million, or 36.1% in 2010 compared to 2009, primarily due to the increased acceptance by our clients of our high margin completion products as well as our fracture diagnostic services, and an increased market share of our perforating charges and gun systems particularly in the North American markets relating to horizontal well developments of gas-shale and oil-shale reservoirs and for high margin completion and recompletion technologies used in the reworking of major, giant, and super-giant fields in southern Iraq. Revenues for our Production Enhancement segment decreased 21.3% in 2009 compared to 2008, primarily due to the significant decline in North American drilling activity.  However, during this period, where the average rig count for North America dropped 42%, we maintained our focus on high-end well completion and stimulation programs, which resulted in improved market penetration and client acceptance of our well perforating and completion products and fracture diagnostic services.  We also concentrated our focus on the Haynesville, Marcellus, and Eagle Ford Shale developments. As a result, we were able to moderate the decline in our revenues versus the declining drilling activity levels when comparing 2009 over 2008. The downward trend in the North America rig count that started in the latter half of 2008 appears to have stabilized.

Operating income for this segment increased to $101.2 million in 2010 from $65.1 million in 2009, an increase of 55.6%. The increase in margins in 2010 was primarily driven by our continued market penetration of higher-margin services including our proprietary and patented diagnostic technologies, such as SpectraChem® Plus+, SpectraScan®, ZeroWash®, and our HERO™ line of perforating charges and gun systems and our new Horizontal Time-Delayed Ballistics Actuated Sequential Transfer (HTD-Blast™) perforating system which is used for the perforation of extended-reach horizontal completions.  Operating income for this segment decreased to $65.1 million in 2009 from $93.0 million in 2008, a decrease of 30.0%. The decrease in margins in 2009 was primarily driven by the significant decline in North American drilling activities, and as a result, we reduced manufacturing levels which negatively impacted the efficiency of our manufacturing operations.  Additionally, reduced demand in North America decreased margins due to pressure on pricing; however, this was partially offset by our continued market penetration of higher-margin services including our proprietary and patented fracture diagnostic technologies, such as our SpectraScan® and recently introduced SpectraChem® Plus+, tracer service coupled with an on-going emphasis on controlling costs.

Reservoir Management

Revenues for our Reservoir Management segment increased to $54.9 million in 2010 from $50.0 million in 2009 and $52.4 million in 2008.  The increase in revenue in 2010 was due to ongoing interest in several of our existing multi-client reservoir studies including new studies in the Montney Shale in northeastern British Columbia and northern Alberta, and the Eagle Ford Shale in south Texas, along with the continued participation in our North American Gas Shale Study and our new Worldwide Oil and Natural Gas Shale Reservoir Study.  In addition, increased revenue was provided by our proprietary studies, including studies of offshore Ivory Coast, Ghana and Nigeria, a gas-shale reconnaissance project in Indonesia and detailed proprietary reservoir studies for several companies active in the Wolfberry play in West Texas.  The decline in revenue in 2009 as compared to 2008 was a result of lower demand for our permanent well monitoring instrumentation in Canada oil sands and our decision to stop selling these systems in Venezuela.  We continued to grow our consortium studies revenue, especially studies pertaining to unconventional gas reservoirs, to partially offset reduced demand for our reservoir monitoring systems.  Additional studies initiated in 2009 included the expansion of our unconventional natural gas reservoir studies to different regions in North America, deepwater studies off the coasts of Brazil and West Africa, and a study on the petroleum potential of offshore Vietnam. Significant studies in 2009 and 2008 were Reservoir Characterization and Production Properties of Gas Shales and Geological, Petrophysical, and Geomechanical Properties of Tight Gas Sands as well as several other proprietary studies.

Operating income for this segment increased to $19.8 million in 2010 compared to $14.6 million in 2009 and $16.2 million in 2008.  The increase in operating income in 2010 as compared to 2009 was primarily related to growth in our consortium projects and the delivery of completed consortium projects.  The decrease in operating income in 2009 from 2008 was primarily due to the decline in sales of our reservoir monitoring systems.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt.  Cash flow from operating activities provides the primary source of funds to finance operating needs, capital expenditures and our share repurchase program.  If necessary, we supplement this cash flow with borrowings under bank credit facilities to finance some capital expenditures and business acquisitions.  As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries.  Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures.  Management believes that free cash flow provides useful information to investors as it represents the cash, in excess of capital expenditures, available to operate the business and fund non-discretionary obligations. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
Free Cash Flow Calculation	2010	2009	2008
Net cash provided by operating activities	$205,832	$181,873	$155,207
Less: capital expenditures	(27,569)	(17,289)	(30,950)
Free cash flow	$178,263	$164,584	$124,257

The increase in free cash flow in 2010 compared to 2009 and 2008 was primarily due to an increase in net income, partially offset by an increase in capital expenditures. Working capital was $70.0 million and $284.1 million at December 31, 2010 and 2009, respectively.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash provided by/(used in):
Operating activities	$205,832	$181,873	$155,207
Investing activities	(38,581)	(18,540)	(41,108)
Financing activities	(214,416)	(18,426)	(103,578)
Net change in cash and cash equivalents	$(47,165)	$144,907	$10,521

The increase in cash flow from operating activities in 2010 compared to 2009 was primarily due to an increase in net income.  The increase in cash flow from operating activities in 2009 compared to 2008 was primarily due to improved collections of receivables, approximately $9 million of advance payments from clients and deferred tax liabilities offset by a decrease in net income.

Cash flow used in investing activities increased $20.0 million in 2010 over 2009 due to higher capital expenditures and an acquisition for $9.0 million during the first quarter of 2010.  Cash flow used in investing activities decreased $22.6 million in 2009 over 2008 due to reduced capital expenditures and acquisition activity.

Cash flow used in financing activities in 2010 increased $196.0 million compared to 2009 due to an increase in the number of shares repurchased under our common share repurchase program, increased dividends paid, and the early exchange of our Notes by note holders. Cash flow used in financing activities in 2009 decreased $85.2 million compared to 2008 due to a reduction in the repurchase of our common shares and repurchase of our Notes partially offset by proceeds from the sale of the note hedge claim (as discussed in Debt and Capital Lease Obligations).

During the year ended December 31, 2010, we repurchased 1,493,017 shares of our common stock for an aggregate amount of $92.5 million, or an average price of $61.95 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization.  We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest, stock options that are exercised, finance future acquisitions or to prepare for any obligation we may have to deliver common shares to the holders of our Notes or pursuant to our warrants.  Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 25.6% of our issued share capital in treasury.  On June 10, 2010 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program of up to 25.6% of our issued share capital from time to time until December 10, 2011. The meeting authorized the Management Board to repurchase up to 10% of our issued share capital which may be used for any legal purpose and an additional 15.6% of our issued share capital which may only be used for the satisfaction of any obligation we may have to deliver shares pursuant to our Notes when they become due or pursuant to our warrants.  We believe this share repurchase program has been beneficial to our shareholders.  Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $89.05 per share on December 31, 2010, an increase of over 2,110%.

Credit Facilities and Available Future Liquidity

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of our Notes which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.

Under the terms of our Notes the early exchange option for the holders of our Notes was enabled in the fourth quarter of 2010, as it was in the second and third quarters of 2010. As a result, our Notes can be exchanged during the first quarter of 2011 and the equity component at December 31, 2010 was classified as temporary equity to reflect the amount that could result in cash settlement upon exchange.  We received 21 requests during 2010 to exchange 82,251 Notes, which were settled during the year for $82.3 million in cash and 808,367 shares of our common stock, all of which were Treasury Shares, resulting in a loss of $1.9 million.

 We received two requests during the fourth quarter of 2010 to exchange five Notes which we will settle during the first quarter of 2011.  Subsequent to December 31, 2010, we have received six additional requests to exchange 40,173 Notes, which we will settle during the first quarter of 2011.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $125.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $200.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.75% to a maximum of LIBOR plus 2.50%.  Any outstanding balance under the Credit Facility is due in December 2015 when the Credit Facility matures.   Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $13.9 million at December 31, 2010 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at December 31, 2010 was $111.1 million.  As of December 31, 2010, we had $17.7 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreement. All of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

In addition to our repayment commitments under our credit facilities and our Notes, we have capital lease obligations relating to the purchase of equipment, and non-cancelable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:

Short-term debt (1)	$156,407	$156,407	$-	$-	$-
Operating leases	53,278	13,965	19,200	10,861	9,252
Pension (2)	1,787	1,787	-	-	-
Total contractual obligations	$211,472	$172,159	$19,200	$10,861	$9,252

(1) Not included in the above balances are anticipated cash payments for interest of $0.4 million for 2011 on the short-term debt that is due October 2011.
(2) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2010.  Not included in the table above are uncertain tax positions that we have accrued for at December 31, 2010.  We have not included accruals for uncertain tax positions in the table above, as the amounts and timing of payment, if any, are uncertain.

At December 31, 2010, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $36.2 million. While we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2010. If unused, those carry-forwards which are subject to expiration may expire during the years 2011 through 2020. During 2010, $0.3 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to be approximately $25 million to $27 million in 2011 which will be used to fund our growth through the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment,  to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients. In addition, we plan to continue to (i) repurchase our common shares on the open market through our stock repurchase program, (ii) repurchase our Notes, (iii) pay a dividend or (iv) acquire complimentary technologies. Our ability to continue these initiatives depends on, among other things, market conditions and our ability to generate free cash flow.

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

Forward-Looking Statements

This Form 10-K and the documents incorporated in this Form 10-K by reference contain forward-looking statements.  These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans.  They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations.  By way of illustration, when used in this document, words such as "anticipate", "believe", "expect", "intend", "estimate", "project", "will", "should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements.  You are cautioned that actual results could differ materially from those anticipated in forward-looking statements.  Any forward-looking statements, including statements regarding the intent, belief or current expectations of us or our management, are not guarantees of future performance and involve risks, uncertainties and assumptions about us and the industry in which we and Core Lab operate, including, among other things:

-	our ability to continue to develop or acquire new and useful technology;

-	the realization of anticipated synergies from acquired businesses and future acquisitions;

-	our dependence on one industry, oil and gas, and the impact of commodity prices on the expenditure levels of our clients;

-	competition in the markets we serve;

-	the risks and uncertainties attendant to adverse industry, political, economic and financial market conditions, including stock prices, government regulations, interest rates and credit availability;

-	unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;

-	changes in the price of oil and natural gas;

-	integration of acquired businesses; and

-	the effects of industry consolidation.

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

Interest Rate Risk

From time to time, we are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2010, we had no variable rate debt outstanding.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.)  Foreign exchange gains and losses are the result of fluctuations in the USD against foreign currencies and are included in other (income) expense in the statements of operations.  We recognize foreign exchange gains or losses in countries where the USD has fluctuated against the local currency based on our net monetary asset or liability position denominated in that local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	Year Ended December 31,
(Gains) losses by currency	2010	2009	2008

Australian Dollar	$(135)	$(438)	$654
British Pound	390	(106)	654
Canadian Dollar	(711)	(1,686)	2,706
Euro	1,788	(81)	(132)
Russian Ruble	(6)	421	688
Venezuelan Bolivar	(267)	1,335	(2)
Other currencies	(27)	224	1,987
Total (gain) loss	$1,032	$(331)	$6,555

In Venezuela in mid-2010, several large commercial banks began operating the Translation System for Foreign Currency Denominated Securities (“SITME”) to replace the parallel market rate as the new freely traded rate.   Management determined that the appropriate rates to use for remeasuring the financial statements at December 31, 2009 and 2010 were the parallel market rate and the SITME rate, respectively.  Using the parallel market rate in 2009, we recognized a devaluation of our net monetary assets resulting in a foreign exchange loss of approximately $1.3 million in the fourth quarter. At December 31, 2010, our net monetary assets denominated in VEB in Venezuela were $0.8 million.  We continue our efforts to de-emphasize our operations and financial position in this country.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2011 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2010.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following reports, financial statements and schedules are filed herewith on the pages indicated:

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Account

(b)	Exhibits

The following exhibits are incorporated by reference to the filing indicated or are filed herewith.

Exhibit No.		Exhibit Title	Incorporated by Reference from the Following Documents

3.1	-	Articles of Association of the Company, as amended (including English translation)	Form 10-Q, July 26, 2010 (File No. 001-14273)

4.1	-	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 001-14273)

4.2	-	Purchase Agreement, dated October 31, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.3	-
Indenture, dated November 6, 2006, among Core Laboratories LP, as Issuer, Core Laboratories N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 0.25% Senior Exchangeable Notes due 2011
Form 8-K, November 6, 2006 (File No. 001-14273)

4.4	-	Registration Rights Agreement, dated as of November 6, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.5	-	Note Hedge Confirmation, dated October 31, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.6	-	Warrant Confirmation, dated October 31, 2006, among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.7	-	Amendment to Note Hedge Confirmation, dated November 15, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

4.8	-	Amendment to Warrant Confirmation, dated November 15, 2006, among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

10.1	-	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated April 28, 1997 for Annual Meeting of Shareholders (File No. 000-26710)

10.2	-	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995 (File No. 000-26710)

10.3	-
Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997
Form S-3, October 31, 1997 (File No. 333-39265)

10.4	-	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 19981	Form 10-K, March 31, 1998 (File No. 000-26710)

10.5	-	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 19991	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.6	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 19991	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	-	Note and Guarantee Agreement by Core Laboratories, Inc. for Guaranteed Senior Notes, Series A, and Guaranteed Senior Notes, Series B, dated as of July 22, 1999	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	-	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.9	-	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.10	-	Amendment to Core Laboratories Supplement Executive Retirement Plan1	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.11	-	Non-Employee Director Compensation Summary	Form 10-K, February 20, 2008 (File No. 001-14273)

10.12	-
Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of March 24, 2005
Form 10-Q, May 4, 2005 (File No. 001-14273)

10.13	-
First Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of December 20, 2005
Form 8-K, December 23, 2005 (File No. 001-14273)

10.14	-	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders (File No. 001-14273)

10.15	-
Second Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of July 7, 2006
Form 8-K, November 7, 2006 (File No. 001-14273)

10.16	-
Third Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of November 6, 2006
Form 8-K, November 7, 2006 (File No. 001-14273)

10.17	-	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) 1	Form 10-K, February 20, 2007 (File No. 001-14273)

10.18	-	Form of Restricted Share Award Program Agreement1	Form 10-K, February 20, 2007 (File No. 001-14273)

10.19	-	Fourth Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank of America, N.A., and Banc of America Securities LLC, dated as of January 22, 2008	Form 8-K, January 23, 2008 (File No. 001-14273)

10.20	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 20071	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.21	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 20071	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.22	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 20071	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.23	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 20081	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.24	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 20081	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.25	-
Fifth Amended and Restated Credit Agreement, dated as of December 17, 2010, among Core Laboratories N.V., Core Laboratories LP and the lenders party thereto and Bank of America, N.A., as administrative agent.
Filed Herewith

10.26	-	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur1	Filed Herewith

10.27	-	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark1	Filed Herewith

10.28	-	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis1	Filed Herewith

21.1	-	Subsidiaries of the Registrant	Filed Herewith

23.1	-	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

1) Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date: February 18, 2011	By:	/s/ JAN WILLEM SODDERLAND
Jan Willem Sodderland
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 18th day of February 2011.

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
Alexander Vriesendorp

Report of Independent Registered Public Accounting Firm

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Houston, Texas
February 16, 2011

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands, except share and per share data)

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,880	$181,045
Accounts receivable, net of allowance for doubtful accounts of $3,396 and $3,202 at 2010 and 2009, respectively	154,726	133,758
Inventories, net	33,979	32,184
Prepaid expenses and other current assets	26,735	43,550
TOTAL CURRENT ASSETS	349,320	390,537

PROPERTY, PLANT AND EQUIPMENT, net	104,223	98,784
INTANGIBLES, net	8,660	6,520
GOODWILL	154,217	148,600
OTHER ASSETS	19,622	13,725
TOTAL ASSETS	$636,042	$658,166

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,710	$33,009
Accrued payroll and related costs	28,621	24,368
Taxes other than payroll and income	7,796	8,183
Unearned revenues	20,181	16,528
Income taxes payable	21,004	15,433
Short-term debt - senior exchangeable notes	147,543	-
Other accrued expenses	9,498	8,887
TOTAL CURRENT LIABILITIES	279,353	106,408

LONG-TERM DEBT	-	209,112
DEFERRED COMPENSATION	21,241	16,866
DEFERRED TAX LIABILITIES	2,198	7,692
OTHER LONG-TERM LIABILITIES	32,046	36,330
COMMITMENTS AND CONTINGENCIES

EQUITY COMPONENT OF SHORT-TERM DEBT - SENIOR EXCHANGEABLE NOTES	8,864	-

EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 49,739,912 issued and 45,521,186 outstanding at 2010 and 51,039,912 issued and 45,973,408 outstanding at 2009	1,397	1,430
Additional paid-in capital	-	61,719
Retained earnings	536,991	469,454
Accumulated other comprehensive income (loss)	(6,207)	(6,536)
Treasury shares (at cost), 4,218,726 at 2010 and 5,066,504 at 2009	(242,690)	(246,699)
Total Core Laboratories N.V. shareholders’ equity	289,491	279,368
Non-controlling interest	2,849	2,390
TOTAL EQUITY	292,340	281,758
TOTAL LIABILITIES AND EQUITY	$636,042	$658,166

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008

REVENUES:
Services	$605,974	$553,772	$597,695
Product sales	188,679	141,767	183,141
	794,653	695,539	780,836
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	383,079	352,039	387,145
Cost of product sales, exclusive of depreciation shown below	130,711	105,730	127,637
General and administrative expenses	33,029	30,372	31,646
Depreciation	21,820	23,106	21,063
Amortization	1,293	712	710
Other (income) expense, net	(2,205)	(3,202)	5,580
OPERATING INCOME	226,926	186,782	207,055
(Gain) loss on early extinguishment of debt	1,939	-	(2,829)
Interest expense	15,839	15,523	21,610
Income before income tax expense	209,148	171,259	188,274
Income tax expense	63,747	57,164	56,766
Net income	145,401	114,095	131,508
Net income attributable to non-controlling interest	484	491	342
Net income attributable to Core Laboratories N.V.	$144,917	$113,604	$131,166
EARNINGS PER SHARE INFORMATION:

Basic earnings per share attributable to Core Laboratories N.V.	$3.23	$2.47	$2.85

Diluted earnings per share attributable to Core Laboratories N.V.	$3.00	$2.43	$2.74

Cash dividends per share	$0.89	$0.575	$0.60

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,830	45,939	46,017
Diluted	48,241	46,657	47,887

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2007	46,161,898	$1,300	$55,907	$50,986	$226	30,000	$(1,879)	$1,486	$108,026
Stock options exercised, net of capital taxes	90,820	3	(1,220)	(579)	-	(81,158)	2,964	-	1,168
Stock-based compensation, net of awards issued	259,100	7	4,087	(1,830)	-	(65,700)	2,477	-	4,741
Tax benefit of stock-based awards issued	-	-	11,037	-	-	-	-	-	11,037
Repurchases of common shares	-	-	-	-	-	588,610	(31,740)	-	(31,740)
Cancellation of treasury shares	(3,310,000)	(104)	(70,921)	(49,209)	-	(3,310,000)	120,234	-	-
Dividends paid	-	-	-	(27,645)	-	-	-	-	(27,645)
Adjustment to previously reported treasury shares	7,838,094	224	58,116	279,377	-	7,838,094	(337,717)	-	-
Repurchases of senior exchangeable notes	-	-	(3,987)	-	-	-	-	-	(3,987)
Non-controlling interest contributions	-	-	-	-	-	-	-	370	370
Non-controlling interest dividend	-	-	-	-	-	-	-	(40)	(40)
Comprehensive income:
Adjustment of unrecognized pension actuarial loss, net of $1,782 tax	-	-	-	-	(5,207)	-	-	-	(5,207)
Amortization of deferred pension costs, net of $18 tax	-	-	-	-	54	-	-	-	54
Net income	-	-	-	131,166	-	-	-	342	131,508
Total comprehensive income									126,355

BALANCE, December 31, 2008	51,039,912	$1,430	$53,019	$382,266	$(4,927)	4,999,846	$(245,661)	$2,158	$188,285

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2008	51,039,912	$1,430	$53,019	$382,266	$(4,927)	4,999,846	$(245,661)	$2,158	$188,285
Stock options exercised, net of capital taxes	-	-	(1,767)	-	-	(55,300)	2,175	-	408
Stock-based compensation, net of awards issued	-	-	(280)	-	-	(156,300)	6,176	-	5,896
Tax benefit of stock-based awards issued	-	-	170	-	-	-	-	-	170
Repurchases of common shares	-	-	-	-	-	278,258	(9,389)	-	(9,389)
Dividends paid	-	-	-	(26,416)	-	-	-	-	(26,416)
Sale of note hedge claim, net of tax	-	-	10,577	-	-	-	-	-	10,577
Non-controlling interest dividend	-	-	-	-	-	-	-	(259)	(259)
Comprehensive income:
Adjustment of unrecognized pension actuarial loss, net of $632 tax	-	-	-	-	(1,845)	-	-	-	(1,845)
Amortization of deferred pension costs, net of $81 tax	-	-	-	-	236	-	-	-	236
Net income	-	-	-	113,604	-	-	-	491	114,095
Total comprehensive income									112,486

BALANCE, December 31, 2009	51,039,912	$1,430	$61,719	$469,454	$(6,536)	5,066,504	$(246,699)	$2,390	$281,758
Stock options exercised, net of capital taxes	-	-	(1,537)	-	-	(46,230)	1,883	-	346
Stock-based compensation, net of awards issued	-	-	1,424	(575)	-	(186,198)	7,668	-	8,517
Tax benefit of stock-based awards issued	-	-	967	-	-	-	-	-	967
Repurchases of common shares	-	-	-	-	-	1,493,017	(92,487)	-	(92,487)
Dividends paid	-	-	-	(39,791)	-	-	-	-	(39,791)
Equity component of short-term debt	-	-	(8,864)	-	-	-	-	-	(8,864)
Exchange of senior exchangeable notes	-	-	(19,965)	(19,281)	-	(808,367)	35,435	-	(3,811)
Cancellation of treasury shares	(1,300,000)	(33)	(33,744)	(17,733)	-	(1,300,000)	51,510	-	-
Non-controlling interest dividend	-	-	-	-	-	-	-	(181)	(181)
Non-controlling interest contribution	-	-	-	-	-	-	-	156	156
Comprehensive income:
Adjustment of unrecognized pension actuarial loss, net of $4 tax	-	-	-	-	(13)	-	-	-	(13)
Amortization of deferred pension costs, net of $117 tax	-	-	-	-	342	-	-	-	342
Net income	-	-	-	144,917	-	-	-	484	145,401
Total comprehensive income									145,730

BALANCE, December 31, 2010	49,739,912	$1,397	$-	$536,991	$(6,207)	4,218,726	$(242,690)	$2,849	$292,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,401	$114,095	$131,508
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	1,444	545	(233)
Provision for inventory obsolescence	643	807	101
Equity in earnings of affiliates	(376)	(92)	(300)
Stock-based compensation	8,517	5,896	4,741
Depreciation and amortization	23,113	23,818	21,773
Debt issuance costs amortization and finance charges	154	144	3,970
Non-cash interest expense	14,933	14,544	16,469
(Gain) loss on sale of assets	(176)	90	(2,015)
(Gain) loss on early extinguishment of debt	1,939	-	(2,829)
Realization of pension obligation	137	364	54
(Increase) decrease in value of life insurance policies	(1,950)	(1,997)	3,904
Deferred income taxes	(10,135)	25,636	(9,596)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(22,412)	9,990	(5,025)
Inventories	(2,438)	1,847	(5,576)
Prepaid expenses and other current assets	21,455	(27,762)	3,926
Other assets	(102)	(1,060)	71
Accounts payable	11,701	(8,579)	1,454
Accrued expenses	13,701	18,813	(2,649)
Other long-term liabilities	283	4,774	(4,541)
Net cash provided by operating activities	205,832	181,873	155,207
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,569)	(17,289)	(30,950)
Patents and other intangibles	(233)	(240)	(354)
Acquisitions, net of cash acquired	(9,000)	-	(11,536)
Non-controlling interest - contribution	156	-	370
Proceeds from sale of assets	669	584	3,798
Premiums on life insurance	(2,604)	(1,595)	(2,436)
Net cash used in investing activities	(38,581)	(18,540)	(41,108)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(82,251)	-	(61,046)
Proceeds from debt borrowings	-	-	5,000
Capital lease obligations	-	-	(351)
Stock options exercised	346	408	1,167
Repurchase of common shares	(92,487)	(9,389)	(31,740)
Proceeds from sale of note hedge claim	-	17,060	-
Debt financing costs	(1,019)	-	-
Dividends paid	(39,791)	(26,416)	(27,645)
Non-controlling interest - dividend	(181)	(259)	-
Excess tax benefits from stock-based payments	967	170	11,037
Net cash used in financing activities	(214,416)	(18,426)	(103,578)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(47,165)	144,907	10,521
CASH AND CASH EQUIVALENTS, beginning of year	181,045	36,138	25,617
CASH AND CASH EQUIVALENTS, end of year	$133,880	$181,045	$36,138

Supplemental disclosures of cash flow information:
Cash payments for interest	$566	$597	$763
Cash payments for income taxes	$57,259	$41,703	$56,081

Non-cash investing and financing activities:
Financed capital expenditures	$-	$1,810	$-
Common stock issued related to compensation plans	$8,517	$5,896	$4,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

Return to index

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

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

Our business units have been aggregated into three complementary segments which provide products and services for improving reservoir performance and increasing oil and gas recovery from new and existing fields:  (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management.  For a description of product types and services offered by these business segments, see Note 15 Segment Reporting.

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

Subsequent Events

We have performed an evaluation of subsequent events.

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

Return to index

Accounting policies relating to these accounts and the nature of these estimates are further discussed under the applicable caption.  For each of these critical estimates it is at least reasonably possible that changes in these estimates will occur in the short term which may impact our financial position or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less.  These items are carried at cost, which approximates market value.  For the years ended December 31, 2010 and 2009, cash equivalents included time deposits and money market investment accounts.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources.  Our trade receivables are with a variety of domestic, international and national oil and gas companies.  We had no clients who provided more than 10% of our revenues for the years ended December 31, 2010, 2009 and 2008.  We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients.  We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest.  We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate.  Based on our review we establish or adjust allowances for specific clients and the accounts receivable as a whole, and recognize expense.  When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts.  Our allowance for doubtful accounts totaled $3.4 million and $3.2 million at December 31, 2010 and 2009, respectively. The net carrying value of accounts receivable is considered to be representative of its respective fair value.

Inventories

Inventories consist of manufactured goods, materials and supplies used for sales or services to clients. Inventories are stated at the lower of cost or estimated net realizable value, and are reflected net of valuation reserves. Inventory costs are recorded at standard cost which approximates the first-in, first-out method.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised primarily of income tax receivable, current deferred tax assets, prepaid insurance, value added taxes and rents.

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

Return to index

If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the fair value exceeds the carrying value.  Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants.  We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2010, 2009 or 2008.

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

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting.  In accordance with generally accepted accounting standards related to goodwill and other intangible assets, we test goodwill for impairment annually, or more frequently if circumstances indicate that a potential impairment has occurred.  See Note 7 Goodwill.

Other Assets

Other assets consisted of the following (in thousands):

	2010	2009

Cash surrender value of life insurance	$15,827	$11,717
Investments	695	319
Debt issuance costs	1,009	144
Other	2,091	1,545
Total other assets	$19,622	$13,725

Cash surrender value of life insurance relates to postretirement benefit plans. See Note 10 Pensions and Other Postretirement Benefit Plans.  Investments include our investments in unconsolidated affiliates accounted for under the equity method. The operations of these entities are in-line with those of our core businesses.  These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities.  The debt issuance costs are being amortized over the life of the respective debt instruments.

Accounts Payable

Trade accounts payable are recorded at their invoiced amounts and do not bear interest.  The carrying value of accounts payable is considered to be representative of its respective fair value.

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

The accounting guidance for accounting for uncertainty in income taxes implemented a single model to address accounting for uncertainty in tax positions. This guidance prescribes a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements and also provides guidance on derecognition, measurement, classification, interest and penalties, disclosure and transition.  Accordingly, we record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 9 Income Taxes.

Return to index

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2010, 2009, and 2008, comprehensive income related to prior service costs and an unrecognized net actuarial loss from a pension plan. See Note 10 Pensions and Other Postretirement Benefit Plans.

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD").  All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Additionally, certain significant operations transact contractual business denominated in the USD.  Accordingly, foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenues and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and certain components of cost of sales, which are measured at historical rates.  For the year ended December 31, 2010, we incurred a net remeasurement loss of approximately $1.0 million due to the recent strengthening of the USD, while in the year ended December 31, 2009, we incurred a net remeasurement gain of approximately $0.3 million, and a net remeasurement loss of approximately $6.6 million in the year ended December 31, 2008.  These amounts were included in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations.

Pensions and Other Postretirement Benefits

We maintain a non-contributory defined benefit pension plan for substantially all of our Dutch employees.  As required by current accounting standards, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost.  The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates.  Actual results could differ from those estimates.  See Note 10 Pensions and Other Postretirement Benefit Plans.  Furthermore, we sponsor several defined contribution plans for the benefit of our employees.  We expense these contributions in the period the contribution is made.

Non-controlling Interests

On January 1, 2009, we adopted the accounting standards related to non-controlling interests, which requires companies with non-controlling interests to disclose such interests clearly as a portion of equity separate from the parent's equity.  The amount of consolidated net income attributable to these non-controlling interests must also be clearly presented on the Consolidated Statements of Operations. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss. Upon adopting this accounting standard, we revised our historical presentation of non-controlling interests to be included as part of the total equity and presented the net income relating to non-controlling interests as a separate component of total net income.

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

Return to index

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

	Year Ended December 31,
	2010	2009	2008
Weighted average basic common shares outstanding	44,830	45,939	46,017
Effect of dilutive securities:
Stock options	57	115	260
Contingent shares	40	31	50
Restricted stock and other	585	378	334
Senior exchangeable notes	1,700	194	1,226
Warrants	1,029	-	-
Weighted average diluted common and potential common shares outstanding	48,241	46,657	47,887

In prior years, we excluded the effect of anti-dilutive shares associated with the exchangeable senior note hedge from the calculation of the diluted weighted average shares.  If these shares had been included, the impact would have been a decrease in diluted weighted average shares outstanding of 1,143,000 shares for the year ended December 31, 2008.  In December 2009, the exchangeable note hedge was terminated.

In 2006, we sold warrants that give the holders the right to acquire up to 6.3 million of our common shares at a strike price of $62.16 per share that will settle in January 2012.  The warrants will be net settled with whole shares of Core Laboratories N.V. common stock, with fractional shares being settled with cash.  Included in the table above are 1,029,000 shares which were added to the share count for the year ended December 31, 2010 because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share.  See Note 8 Debt and Capital Lease Obligations for additional information.

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation.  These reclassifications had no impact on reported net income for the years ended December 31, 2010, 2009 and 2008.

3. ACQUISITIONS

In January 2010, we acquired fracture diagnostics assets for $9.0 million in cash.  The acquisition was recorded in the Production Enhancement business segment and resulted in an increase of $5.6 million in goodwill and an increase of $3.2 million in intangible assets.  The intangible assets will be amortized over a period of 36 to 60 months.

In 2008, we acquired all of the shares of a Turkey-based petroleum testing laboratory specializing in the characterization of crude oil and its derivative products, for $15.0 million. The acquisition resulted in goodwill of $9.8 million and intangibles of $0.3 million which was recorded in the Reservoir Description business segment.  This acquisition was made in order to expand our presence in the Black Sea region.

The acquisition of these entities did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

Return to index

4. INVENTORIES

Inventories consisted of the following at December 31, 2010 and 2009 (in thousands):

	2010	2009

Finished goods	$24,476	$22,161
Parts and materials	6,727	8,756
Work in progress	2,776	1,267
Total inventories	$33,979	$32,184

We include freight costs incurred for shipping inventory to our clients in the Cost of Sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows at December 31, 2010 and 2009 (in thousands):

	2010	2009

Land	$5,832	$5,829
Building and leasehold improvements	76,826	67,887
Machinery and equipment	178,457	167,180
Total property, plant and equipment	261,115	240,896
Less - accumulated depreciation and amortization	(156,892)	(142,112)
Property, plant and equipment, net	$104,223	$98,784

6. INTANGIBLES

The components of intangibles as of December 31, 2010 and 2009 are as follows (in thousands):

		2010		2009
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	3-20	$1,678	$1,034	$1,671	$939
Acquired patents and trademarks	10	3,348	2,191	3,165	1,965
Agreements not to compete	3-7	4,490	1,883	1,290	933
Acquired trade names	30	627	267	583	244
Acquired trade names	Indefinite	3,892	-	3,892	-
Total intangibles		$14,035	$5,375	$10,601	$4,081

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):
2011	$1,088
2012	1,014
2013	1,014
2014	881
2015	278

Certain intangibles, primarily relating to trade names, are deemed to have an indefinite life and are not amortized.  These intangibles are included in an impairment analysis performed at least annually. We performed this impairment testing at December 31, 2010 and 2009, and no impairments were identified.

Return to index

7. GOODWILL

The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2010, 2009 and 2008 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2008	$80,932	$64,823	$2,845	$148,600
Goodwill acquired during the year	-	-	-	-
Balance at December 31, 2009	80,932	64,823	2,845	148,600
Goodwill acquired during the year	-	5,617	-	5,617
Balance at December 31, 2010	$80,932	$70,440	$2,845	$154,217

We test goodwill for impairment annually or more frequently if circumstances indicate a potential impairment.  For purposes of this test, we compare the fair value of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments.  We estimated the fair value by performing a discounted future cash flow analysis of each reportable segment.  Estimated future cash flows were based on historical data adjusted for the company’s best estimate of future performance. If the carrying value of the reportable segment exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the segment is less than its carrying value.  We performed this impairment testing at December 31, 2010 and 2009 and did not identify any impairments relating to our goodwill during these years.  Historically, we have not recorded any impairments relating to our goodwill.

8. DEBT

Debt at December 31, 2010 and 2009 is summarized in the following table (in thousands):

	December 31, 2010	December 31, 2009

Senior exchangeable notes	$156,407	$238,658
Discount on senior exchangeable notes	(8,864)	(29,546)
Net senior exchangeable notes	$147,543	$209,112

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes due October 31, 2011 (the "Notes").  Our Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis and are fully and unconditionally guaranteed by Core Laboratories N.V.  Cash interest expense on our Notes was $0.6 million, $0.6 million and $0.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

On January 1, 2009, we adopted the accounting guidance issued for debt with conversion and other options, which specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  See Note 2 Summary of Significant Accounting Policies for the cumulative effect of the change in accounting principle on periods prior to those presented.  The adoption of these accounting standards resulted in a discount on our Notes being recorded which is being amortized into interest expense through October 2011.

With the additional amortization of the discount on our Notes, the effective interest rate is 7.48% for the years ended December 31, 2010, 2009 and 2008 which resulted in additional non-cash interest expense of $14.9 million, $14.5 million and $16.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Each Note carries a $1,000 principal amount and is exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances at an exchange price of $45.75 per share,  or 21.8578 shares per Note.  Upon exchange, holders will receive cash for the principal amount plus any amount related to fractional shares, and any excess exchange value will be delivered in whole shares of Core Laboratories N.V. common stock at the completion of the valuation period as defined under our Notes agreement. At December 31, 2010 our Notes were trading at 197% of their face value which is equivalent to $151.7 million in excess of the aggregate principal amount.  At December 31, 2009, our Notes were trading at 134% of their face value.

Return to index

Under the terms of our Notes the early exchange option for the holders of our Notes was enabled in the fourth quarter of 2010, as it was in the second and third quarters of 2010. As a result, our Notes can be exchanged during the first quarter of 2011 causing the equity component of our Notes at December 31, 2010 to be classified as temporary equity.  This balance combined with the debt amount reflects the outstanding principal amount of our Notes.  The criteria for the early exchange option were not met during 2009.  We received 21 requests during 2010 to exchange 82,251 Notes, which were settled during the year for $82.3 million in cash and 808,367 shares of our common stock, all of which were treasury shares, resulting in a loss of $1.9 million.

We received two requests during the fourth quarter of 2010 to exchange five Notes which we will settle during the first quarter of 2011.  Subsequent to December 31, 2010, we have received six additional requests to exchange 40,173  Notes, which we will settle during the first quarter of 2011.

As part of the issuance of our Notes, we entered into an exchangeable senior note hedge transaction in October 2006 (the "Call Option") through one of our subsidiaries with Lehman Brothers OTC Derivatives Inc. ("Lehman OTC") whereby Lehman OTC was obligated to deliver to us an amount of shares required to cover the shares issuable upon conversion of our Notes.  On October 3, 2008, Lehman OTC filed for protection under Chapter 11 of the U.S. Bankruptcy Code.  On September 3, 2009, the subsidiary involved in the Call Option filed a proof of claim in the Lehman OTC bankruptcy case related to the Call Option hedge transaction in the amount of $90.1 million.   The note hedge contract was formally terminated on December 4, 2009.  Subsequently, on December 22, 2009, we sold our claim to a third party for a cash payment of $17.1 million which was recorded to Additional Paid-in Capital on the Consolidated Balance Sheet.

In 2006, we sold warrants that give the holders the right to acquire up to 6.3 million of our common shares at a strike price of $62.16 per share that will settle in January 2012.  The warrants will be net settled with whole shares of Core Laboratories N.V. common stock, with fractional shares being settled with cash.

The derivative transactions described above do not affect the terms of our outstanding Notes.

We maintain a revolving credit facility (the "Credit Facility") that allows for an aggregate borrowing capacity of $125.0 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $200.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.75% to a maximum of LIBOR plus 2.50%.  Any outstanding balance under the Credit Facility is due in December 2015 when the Credit Facility matures.   Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $13.9 million at December 31, 2010 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at December 31, 2010 was $111.1 million.  As of December 31, 2010, we had $17.7 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in the Credit Facility. All of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

During the fourth quarter of 2008, we repurchased $61.3 million of our Notes at a discount which resulted in a gain of $2.8 million.

9. INCOME TAXES

The components of income before income tax expense for 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008

United States	$86,985	$69,444	$73,641
Other countries	122,163	101,815	114,633
Operating income before income tax expense	$209,148	$171,259	$188,274

The components of income tax expense for 2010, 2009 and 2008 are as follows (in thousands):

Return to index

	2010	2009	2008
Current:
United States	$38,704	$10,110	$35,775
Other countries	30,357	18,628	24,308
State and provincial	4,821	2,790	6,279
	73,882	31,528	66,362
Deferred:
United States	(9,699)	23,031	(626)
Other countries	100	1,441	(9,514)
State and provincial	(536)	1,164	544
Total deferred	(10,135)	25,636	(9,596)
Income tax expense	$63,747	$57,164	$56,766

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25.5% in 2010, 2009 and 2008 and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2010, 2009 and 2008 are as follows (in thousands):

	2010	2009	2008

Tax at The Netherlands income tax rate	$53,333	$43,671	$48,010
Reserve for pending audit settlement	-	(4,468)	-
International earnings taxed at rates other than The Netherlands statutory rate	3,698	8,618	1,736
Non-deductible expenses	2,524	3,366	2,141
Change in valuation allowance	75	1,564	1,385
State and provincial taxes	2,597	3,954	6,823
Other	1,520	459	(3,329)
Income tax expense	$63,747	$57,164	$56,766

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2010 and 2009 are summarized as follows (in thousands):

	2010	2009
Deferred tax assets:
Net operating loss carry-forwards	$9,518	$9,811
Tax credit carry-forwards	7,571	8,726
Reserves	11,429	12,391
Property, plant and equipment	3,611	3,001
Unrealized benefit plan loss	1,445	1,309
Other	951	1,406
	34,525	36,644
Valuation allowance	(10,739)	(10,664)
Net deferred tax asset	23,786	25,980
Deferred tax liabilities:
Intangibles	(197)	(227)
Exchangeable debt	(16,652)	(28,249)
Other	452	(250)
Total deferred tax liabilities	(16,397)	(28,726)
Net deferred income taxes	$7,389	$(2,746)

	2010	2009

Current deferred tax assets	$9,587	$4,946
Long-term deferred tax (liabilities)	(2,198)	(7,692)
Total deferred tax (liabilities) assets	$7,389	$(2,746)

At December 31, 2010, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $36.2 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2010.  If unused, those carry-forwards which are subject to expiration may expire during the years 2011 through 2020.

Return to index

At December 31, 2010, we maintained a valuation allowance of $9.0 million on our net operating loss carry-forwards. During 2010, $0.3 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

As a result of our entering into an exchangeable note hedge transaction in 2006, we recorded $31.9 million to our deferred tax asset and to Additional Paid-In Capital.  The deferred tax asset is being utilized ratably over the life of the hedge.

In 2009, the exchangeable note hedge was terminated in connection with the Lehman bankruptcy.  As a result, our Notes and associated note hedge were no longer considered integrated for tax purposes resulting in the Company recognizing a current tax benefit in 2009 and establishing a higher tax basis for our Notes.  The tax basis had been $213 million and is now $288 million. As of December 31, 2009, we recorded a net current tax receivable of $20.9 million, the remaining unamortized deferred tax asset of $9.3 million that was originally established for the integrated Note and note hedge was written off, and a deferred tax liability of $18.1 million was established for the resulting difference in tax basis and book basis in our Notes. The result of the transactions associated with terminating the integrated note hedge transaction had no impact on the effective tax rate for 2009 as the current tax benefit was offset by the deferred tax provision.

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

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions.  We are currently undergoing multiple examinations in various jurisdictions, and the years 1999 through 2009 remain open for examination in various tax jurisdictions in which we operate.

During 2010, payments were made to certain tax jurisdictions, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008

Unrecognized tax benefits at January 1,	$8,324	$5,974	$17,864
Tax positions, current period	1,149	4,668	1,001
Tax positions, prior period	2,181	-	-
Settlements with taxing authorities	(555)	(1,449)	(12,603)
Lapse of applicable statute of limitations	(1,113)	(869)	(288)
Unrecognized tax benefits at December 31,	$9,986	$8,324	$5,974

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate.  The amounts included in the table above for settlements with tax authorities primarily represent cash payments.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period.  The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities.  For the years ended December 31, 2010, 2009 and 2008, we had approximately $2.9 million, $3.2 million and $2.2 million, respectively, accrued for the payment of interest and penalties.

During 2010, we recognized tax benefits of $1.0 million relating to tax deductions in excess of book expense for stock-based compensation awards. These tax benefits are recorded to Additional Paid-in Capital to the extent deductions reduce current taxable income as we are able to realize the tax benefits.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

On January 1, 2009 we adopted the accounting standards relating to the disclosure requirements for defined benefit plans, which provides guidance on an employer’s disclosures about plan assets of a defined benefit position or other post retirement plan.

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. Employees are immediately vested in the benefits earned.  We fund the future obligations of the Dutch Plan by

Return to index

purchasing investment contracts from a large multi-national insurance company.  The investment contracts are purchased annually and expire after five years.  Each year, as a contract expires, it is replaced with a new contract that is adjusted to include changes in the benefit obligation for the current year and redemption of the expired contract.  We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2).  We make annual premium payments, based upon each employee's age and current salary, to the insurance company.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$29,699	$24,610
Service cost	1,225	1,084
Interest cost	1,424	1,386
Benefits paid	(503)	(484)
Administrative expenses	(269)	(276)
Actuarial loss, net	1,565	2,710
Unrealized (gain) loss on foreign exchange	(2,253)	669
Projected benefit obligation at end of year	$30,888	$29,699

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$24,640	$21,187
Actual gain on plan assets	1,998	907
Employer contributions	2,026	2,713
Benefits paid	(503)	(484)
Administrative expenses	(269)	(276)
Unrealized gain (loss) on foreign exchange	(1,870)	593
Fair value of plan assets at end of year	$26,022	$24,640

(Under)-funded status of the plan at end of the year	$(4,866)	$(5,059)

Accumulated Benefit Obligation	$25,908	$24,599

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2010 and 2009:

	2010	2009
Weighted average assumed discount rate	5.40%	5.25%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2010 was increased from 5.25% to 5.40%.  The increase in the discount rate was consistent with a general stabilizing of long-term interest rates in Europe, including The Netherlands.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2010 and 2009 consist of (in thousands):

	2010	2009

Deferred tax asset	$1,445	$1,309
Other long-term liabilities	4,866	5,059
Accumulated other comprehensive income (loss)	(6,207)	(6,536)

Amounts recognized, net of tax, in Accumulated Other Comprehensive Income for the years ended December 31, 2010 and 2009 consist of (in thousands):

Return to index

	2010	2009
Prior service cost	$(853)	$(971)
Transition asset	324	389
Unrecognized net actuarial (loss) and foreign exchange	(5,678)	(5,954)
Total accumulated other comprehensive income (loss)	$(6,207)	$(6,536)

Unrecognized amounts currently recorded to Accumulated Other Comprehensive Income are expected to be recognized as components of next year's net pension benefit cost are $0.2 million of prior service cost, $0.1 million amortization of transition asset and $0.3 million of unrecognized net actuarial loss.

The components of net periodic pension cost under this plan for the years ended December 31, 2010 and 2009 included (in thousands):

	2010	2009
Service cost	$1,225	$1,084
Interest cost	1,424	1,386
Expected return on plan assets	(451)	(673)
Unrecognized pension obligation (asset), net	(87)	(87)
Prior service cost	159	159
Unrecognized net actuarial loss	378	243
Net periodic pension cost	$2,648	$2,112

This net periodic pension cost was calculated using the following assumptions:

	2010	2009
Weighted average assumed discount rate	5.25%	5.75%
Expected long-term rate of return on plan assets	5.25%	5.75%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2010 and 2009 consisted of insurance contracts with returns comparable with governmental debt securities.  Our expected long-term rate of return assumptions are based on the average yield on government bonds in the Netherlands.  Dutch law dictates the minimum requirements for pension funding.  Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2011 minimum funding requirements are expected to be approximately $1.8 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan.  Expected benefit payments under this plan for the next five years are as follows (in thousands):

2011	$603
2012	985
2013	1,083
2014	1,180
2015	1,200
Succeeding five years	7,742

Defined Contribution Plans

We maintain four defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in Canada, The Netherlands, the United Kingdom, and the United States.  In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the Defined Contribution Plans.  For the years ended December 31, 2010, 2009 and 2008, we expensed approximately $4.6 million, $4.9 million and $4.7 million, respectively, for our contributions and our additional discretionary contributions to the Defined Contribution Plans.

Return to index

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees and an outside director. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for officer deferred compensation in 2010, 2009 and 2008 was approximately $1.2 million, $1.1 million and $1.3 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value.  The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination. Employer contributions to the deferred compensation plan were $0.2 million, $0.2 million and $0.2 million of the years ended December 31, 2010, 2009 and 2008, respectively. These employer contributions vest ratably over a period of five years.

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

		Fair Value Measurement at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$8,802	$-	$8,802	$-

Liabilities:
Deferred compensation plan	$13,063	$2,275	$10,788	$-

		Fair Value Measurement at December 31, 2009
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$6,193	$-	$6,193	$-

Liabilities:
Deferred compensation plan	$9,366	$1,339	$8,027	$-

11. COMMITMENTS AND CONTINGENCIES

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

Return to index

During the year ended December 31, 2010, we had fire incidents at two separate facilities resulting in the loss of portions of the buildings, as well as some of the laboratory equipment.  In 2010, we filed claims with our insurance carrier for reimbursement of these costs.  We are still in the process of determining the extent of our loss, but we expect that the insurance proceeds will be adequate to recover our costs.

In 1998, we entered into employment agreements with our three senior executive officers that provided for severance benefits.  The present value of the long-term liability recorded for the benefits due upon severing the employment of these employees is approximately $5.0 million at December 31, 2010.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancelable operating leases at December 31, 2010, consist of the following (in thousands):
2011	$13,965
2012	10,875
2013	8,325
2014	6,034
2015	4,827
Thereafter	9,252
Total commitments	$53,278

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $12.6 million, $14.4 million and $14.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

12. EQUITY

Equity Instruments

See Note 8 Debt and Capital Lease Obligations for additional information on the exchangeable note hedge and warrant transactions.

Stock Split

At our annual meeting on June 10, 2010, the shareholders approved an amendment to increase the authorized shares of our common stock from 100 million to 200 million and to increase the authorized shares of our preference stock from 3 million to 6 million.  In addition, shareholders approved the two-for-one stock split authorized by the Supervisory Board and thereby reduced the par value of each share from EUR 0.04 to EUR 0.02. As a result of the stock split, shareholders of record on June 30, 2010 received an additional share of common stock for each common share held.  The stock split was effected on July 8, 2010.  All references in the consolidated financial statements and the accompanying notes to common shares, share prices, per share amounts and stock plans have been restated retroactively for the stock split.

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months.  This authorization was renewed at subsequent annual or special shareholder meetings.  At our annual shareholders’ meeting on June 10, 2010, our shareholders authorized an extension through December 10, 2011 to purchase up to 25.6% of our issued share capital, consisting of 10% of our issued shares to be used for any legal purpose, and an additional 15.6% of our issued shares to fulfill obligations relating to our Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.  From the activation of the share repurchase program on October 29, 2002 through December 31, 2010, we have repurchased 32,453,473 shares for an aggregate purchase price of approximately $726.2 million, or an average price of $22.38 per share and have cancelled 26,835,494 shares at a cost of $425.3 million. At December 31, 2010, we held 4,218,726 shares in treasury and with the authority to repurchase 8,514,691 additional shares under our stock repurchase program.  The past cancellation of shares had also been approved by shareholders at prior shareholder meetings.  Subsequent to year end, we have repurchased 454,494 shares at a total cost of approximately $40.3 million.

Return to index

At the annual meeting of shareholders on June 10, 2010, the shareholders approved the cancellation of 1.3 million shares of our common stock then held as treasury stock.  These treasury shares were cancelled on September 2, 2010, after the expiration of the waiting period required under Dutch law.  In accordance with FASB Accounting Standards Codification ("ASC") 505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital, and as additional paid-in-capital was not sufficient in amount for this charge the remainder was charged to Retained Earnings.

Dividend Policy

In February, April, July and October 2010, we paid quarterly $0.06 per share of common stock dividends. In addition to the quarterly cash dividends, a special non-recurring cash dividend of $0.65 per share of common stock was also paid in August 2010. The total dividends paid in 2010 were $39.8 million. On January 14, 2011, we declared a quarterly dividend of $0.25 per share of common stock payable February 25, 2011 to shareholders of record on January 25, 2011.

13. STOCK-BASED COMPENSATION

We have granted stock options and restricted stock awards under two stock incentive plans: the 2007 Long-Term Incentive Plan (the "Plan") and the 2006 Nonemployee Director Stock Incentive Plan (the "Director Plan ").  Awards under the following two compensation programs have been granted pursuant to the Plan: (1) the Performance Share Award Program ("PSAP") and (2) the Restricted Share Award Program ("RSAP").

Since the inception of the Plan in 1995 until 2001, we awarded stock options as the primary form of equity compensation.  In 2001, we reassessed the form of award and elected to begin the use of restricted share grants which we believe are a stronger motivational tool for our employees. Restricted share awards provide some value to an employee during periods of stock market volatility, whereas stock options may have limited perceived value and may not be as affective in retaining and motivating employees when the current value of our stock is less than the option price.  Currently, our long-term equity incentive compensation is exclusively in the form of restricted shares and performance restricted shares as no stock options were granted during 2010.

We issue shares from either treasury stock or authorized shares upon the exercise of options or lapsing of vesting restrictions on restricted stock. We have issued 46,230 shares and 186,198 shares out of treasury stock relating to the exercise of stock options and the vesting of restricted stock, respectively. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2007 Long-term Incentive Plan

On April 2, 2007, the 1995 Long-Term Incentive Plan was amended, restated and renamed as the 2007 Long-Term Incentive Plan.  The primary changes effected by the 2007 amendment and restatement was to (a) extend the period during which awards may be granted under the Plan to February 13, 2017, (b) require all stock options awarded under the Plan to have an exercise price per share that is at least equal to the fair market value of a common share as of the date of grant of the option (subject to adjustment under certain circumstances, such as upon a reorganization, stock split, recapitalization, or other change in our capital structure), (c) provide that stock appreciation rights may be granted under the Plan, (d) prohibit the repricing of stock options awarded under the Plan, (e) provide that no amendment to the Plan that would require shareholder approval pursuant to the requirements of the New York Stock Exchange or any exchange on which we are listed will be effective prior to approval of our shareholders, and (f) expand the performance goals enumerated under the Plan upon which restricted share awards may be based. The amendment and restatement of the Plan does not increase the number of common shares subject to the Plan. The Plan provides for a maximum of 10,800,000 common shares to be granted to eligible employees.  Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP.  We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefitting through the ownership of our common shares and/or rights.  At December 31, 2010, approximately 703,851 shares were available for the grant of new awards under the Plan.

Performance Share Award Program

Under the PSAP, certain executives were awarded rights to receive a pre-determined number of common shares if our calculated return on equity ("ROE"), as defined in the PSAP, equaled or exceeded a pre-determined target ROE on the measurement date of December 31, 2007, which was the last day of the applicable three year performance period.  Under this arrangement we granted rights relating to an aggregate of 240,000 shares in 2005. In February 2008, the Equity Awards Subcommittee of our Compensation

Return to index

Committee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to rights to an aggregate of 236,000 shares and those common shares were issued on February 12, 2008, simultaneous with the participants surrendering 81,472 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement.  We recorded these surrendered shares as treasury stock with an aggregate cost of $4.5 million, at $55.63 per share. We recognized a tax benefit from the vesting of the PSAP of $7.8 million in 2008.

On April 1, 2010, certain executives were awarded rights to receive an aggregate of 90,000 common shares if our calculated return on invested capital ("ROIC"), as defined in the PSAP, is in the top decile of the Bloomberg Peer Group at the end of the three year performance period, which began on January 1, 2010 and ends on December 31, 2012.  Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $5.9 million over a 33-month period that began on April 1, 2010, of which $1.6 million has been recognized in 2010. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we have awarded grants totaling 142,070 shares in 2010. Each of these grants awarded in 2010 has a vesting period of principally six years and vests ratably on an annual basis.  There are no performance accelerators for early vesting for these awards.  Awards under the RSAP are classified as an equity award and recorded at the grant-date fair value and the compensation expense is being recognized over the expected life of the award. As of December 31, 2010, there was $24.8 million of unrecognized total stock-based compensation relating to nonvested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 41 months. The grant-date fair value of shares granted was $12.3 million, $10.8 million and $15.2 million in 2010, 2009 and 2008, respectively and we have recognized compensation expense of $6.1 million, $5.0 million and $3.9 million in 2010, 2009 and 2008, respectively. The total fair value which is the intrinsic value of the shares vested was $7.0 million, $5.7 million and $3.1 million in 2010, 2009 and 2008, respectively.  We have recognized a tax benefit from the vesting of the RSAP of $1.0 million, $0.2 million and $1.5 million in 2010, 2009 and 2008, respectively.

2006 Nonemployee Director Stock Incentive Plan

The Director Plan provides common shares for grant to our eligible Supervisory Directors.  The maximum number of shares available for award under this plan is 1,400,000 common shares.  On June 28, 2006, the 1995 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2006 Nonemployee Director Stock Incentive Plan.  The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the prior plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Only nonemployee Supervisory Directors are eligible for these equity-based awards under the Director Plan.  As of December 31, 2010, approximately 577,513 shares were available for issuance under the Director Plan

Performance Share Award Program

On August 15, 2007, we awarded rights relating to an aggregate of 24,000 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on August 15, 2007 and ended on August 15, 2010. The performance target for this award was based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equaled or exceeded the pre-determined target ROE of 50% at the end of the three-year performance period.  If our ROE for the performance period did not meet the target ROE but equaled or exceeded 40%, then the number of shares issued would be interpolated based on the terms of the agreement. This arrangement was recorded as an equity award that required us to recognize compensation expense based on the probability of the performance target being achieved.  Compensation expense totaling $1.2 million was recognized over a three-year period that began on August 15, 2007, of which, $0.2 million, $0.4 million, and $0.4 million was recognized in 2010, 2009 and 2008, respectively. In August 2010, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors determined that the performance target criteria had been met relating to rights to 24,000 shares.  We issued these 24,000 common shares on August 23, 2010 and, simultaneously, the participants surrendered 4,185 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement.  We recorded these surrendered shares as treasury stock with an aggregate cost of $0.3 million, at $78.34 per share.

On July 15, 2008, we awarded rights relating to an aggregate of 8,904 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on July 15, 2008 and ends on July 15, 2011. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the pre-determined target ROE of 200% at the end of the three-year performance period.  If our ROE for the performance period does not

Return to index

meet the target ROE but equals or exceeds 160%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.6 million over a three-year period that began on July 15, 2008, of which, $0.2 million, $0.2 million, and $0.1 million has been recognized in 2010, 2009 and 2008, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 7 months.

On July 15, 2009, we awarded rights relating to an aggregate of 13,884 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on July 15, 2009 and ends on July 15, 2012. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the returns earned by members of the S&P 500 Oil & Gas Equipment & Services index, with 50% of the shares vesting if our return is at or above the 50th percentile of the members’ return and 100% of the shares vesting if our return is at or above the 75th percentile of the members’ return. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.6 million over a three-year period that began on July 15, 2009, of which, $0.2 million and $0.1 million has been recognized in 2010, and 2009, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 19 months.

On April 1, 2010, we awarded rights relating to an aggregate of 9,180 PSAP shares under the Director Plan to our nonemployee Supervisory Directors for which the performance period began on January 1, 2010 and ends on December 31, 2012. The performance target for this award is based on a calculated ROIC, as defined in the agreement, with full vesting occurring if our ROIC is in the top decile of the Bloomberg Peer Group at the end of the performance period. Unless there is a change in control, as defined in the PSAP, none of the awards will vest if the specified performance target is not met as of the last day of the performance period.  This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.6 million over a 33-month period that began on April 1, 2010, of which, $0.2 million has been recognized in 2010. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Nonvested restricted share awards as of December 31, 2010 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2009	749,488	$45.52
Granted	241,250	77.96
Vested	(186,198)	44.24
Forfeited	(14,050)	45.30
Nonvested at December 31, 2010	790,490	$55.73

Stock Options

The following table presents the change in outstanding stock options under the Plan and the Director Plan for the years ended December 31, 2010, and 2009.  All options outstanding at December 31, 2010 are fully vested.

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life	Average Intrinsic Value - Per Share
Balance as of December 31, 2009	103,672	$4.42 - 12.50	$7.24	1.7	$51.82
Options granted	-	-	-
Options exercised	(46,230)	4.42 - 11.50	7.50
Options forfeited	(2,000)	9.69	9.69
Balance as of December 31, 2010	55,442	$4.42 - 12.50	$6.93	1.0	$82.12

The total intrinsic value of options exercised during 2010, 2009 and 2008 were $2.7 million, $1.7 million and $9.1 million, respectively. We have recognized a tax benefit from the exercise of the stock options of $1.4 million in 2008.

Return to index

For the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense recognized in the income statement is as follows (in thousands):

	2010	2009	2008

Cost of sales and services	$5,138	$3,868	$2,986
General and administrative	3,379	2,028	1,755
Total stock-based compensation expense	$8,517	$5,896	$4,741

14. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):
	Year Ended December 31,
	2010	2009	2008

(Gain) loss on sale of assets	$(176)	$90	$(2,015)
Equity in (income) of affiliates	(376)	(92)	(300)
Foreign exchange (gain) loss	1,032	(331)	6,555
Interest (income)	(249)	(138)	(848)
Non-income tax (benefit) expense	-	(2,500)	5,030
Rent and royalty (income)	(1,550)	(1,358)	(2,150)
Other (gain) loss	(886)	1,127	(692)
Total other (income) expense net	$(2,205)	$(3,202)	$5,580

In 2010, we sold our minority investment in a technology company acquired in 2001, resulting in a gain of $0.8 million.

In April, 2010, we recorded a Euro-denominated income tax receivable in The Netherlands.  Payment was received in June after the Euro fell 9% resulting in an FX loss of $1.4 million.   During 2009, most foreign currencies gained versus the USD as compared to 2008 when the USD strengthened significantly against most other currencies.  Virtually all of the foreign currency gains experienced in 2009 were offset by our foreign currency losses related to the devaluation of the VEB.

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

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. (A foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate.)  Foreign exchange gains and losses are the result of fluctuations in the USD against foreign currencies and are included in other (income) expense in the statements of operations.  We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency; as well as countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency.  We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency.  Foreign exchange gains and losses are summarized in the following table (in thousands):

Return to index

	Year Ended December 31,
(Gains) losses by currency	2010	2009	2008

Australian Dollar	$(135)	$(438)	$654
British Pound	390	(106)	654
Canadian Dollar	(711)	(1,686)	2,706
Euro	1,788	(81)	(132)
Russian Ruble	(6)	421	688
Venezuelan Bolivar	(267)	1,335	(2)
Other currencies	(27)	224	1,987
Total (Gain) loss	$1,032	$(331)	$6,555

In Venezuela in mid-2010, several large commercial banks began operating the Translation System for Foreign Currency Denominated Securities (“SITME”) to replace the parallel market rate as the new freely traded rate.   Management determined that the appropriate rates to use for remeasuring the financial statements at December 31, 2009 and 2010 were the parallel market rate and the SITME rate, respectively.  Using the parallel market rate in 2009, we recognized a devaluation of our net monetary assets resulting in a foreign exchange loss of approximately $1.3 million in the fourth quarter. At December 31, 2010, our net monetary assets denominated in VEB in Venezuela were $0.8 million.  We continue our efforts to de-emphasize our operations and financial position in this country.

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
DECEMBER 31, 2010
Revenues from unaffiliated clients	$425,829	$313,956	$54,868	$-	$794,653
Inter-segment revenues	1,817	1,681	1,625	(5,123)	-
Segment income (loss)	106,179	101,241	19,759	(253)	226,926
Total assets	267,621	196,802	24,313	147,306	636,042
Capital expenditures	20,495	5,066	591	1,417	27,569
Depreciation and amortization	13,988	6,442	713	1,970	23,113

DECEMBER 31, 2009
Revenues from unaffiliated clients	$414,934	$230,652	$49,953	$-	$695,539
Inter-segment revenues	1,076	1,424	1,866	(4,366)	-
Segment income	106,421	65,076	14,620	665	186,782
Total assets	251,671	173,117	25,073	208,305	658,166
Capital expenditures	12,311	3,383	247	1,348	17,289
Depreciation and amortization	14,334	5,858	700	2,926	23,818

Return to index

DECEMBER 31, 2008
Revenues from unaffiliated clients	$435,425	$293,017	$52,394	$-	$780,836
Inter-segment revenues	864	1,096	1,664	(3,624)	-
Segment income (loss)	101,783	93,025	16,224	(3,977)	207,055
Total assets	244,913	181,476	21,195	73,951	521,535
Capital expenditures	19,766	8,711	665	1,808	30,950
Depreciation and amortization	12,639	5,562	619	2,953	21,773

(1)"Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenues from services and product sales to clients primarily in the oil and gas industry. No single client accounted for 10% or more of revenues in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for 2010, 2009 and 2008 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries	Consolidated
DECEMBER 31, 2010
Revenues	$406,823	$72,296	$315,534	$794,653
Operating income	126,726	34,152	66,048	226,926
Total assets	341,070	69,260	225,712	636,042

DECEMBER 31, 2009
Revenues	$339,235	$54,888	$301,416	$695,539
Operating income	112,158	14,430	60,194	186,782
Total assets	326,223	45,344	286,599	658,166

DECEMBER 31, 2008
Revenues	$391,519	$80,449	$308,868	$780,836
Operating income	122,064	35,066	49,925	207,055
Total assets	237,240	46,221	238,074	521,535

Revenues are attributed to the country in which the revenue is earned. U.S. revenues derived from exports were approximately $49.7 million, $42.8 million and $48.0 million in 2010, 2009 and 2008, respectively.  Operating income and total assets associated with our corporate operations have been included in the results for the United States.

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

The following condensed consolidating financial information presents: condensed consolidating balance sheets as of December 31, 2010 and 2009, statements of income and the consolidating statements of cash flows for each of the three years in the period ended December 31, 2010 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V. and (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Return to index

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,162	$88,612	$34,106	$-	$133,880
Accounts receivable, net	10	33,637	121,079	-	154,726
Inventories, net	-	4,127	29,852	-	33,979
Prepaid expenses and other current assets	5,641	9,437	11,657	-	26,735
	16,813	135,813	196,694	-	349,320

PROPERTY, PLANT AND EQUIPMENT, net	-	21,139	83,084	-	104,223
GOODWILL AND INTANGIBLES, net	46,986	15,838	100,053	-	162,877
INTERCOMPANY RECEIVABLES	21,749	164,945	242,754	(429,448)	-
INVESTMENT IN AFFILIATES	553,693	-	1,567,416	(2,120,414)	695
DEFERRED TAX ASSET	2,810	-	6,436	(9,246)	-
OTHER ASSETS	3,209	13,099	2,619	-	18,927
TOTAL ASSETS	$645,260	$350,834	$2,199,056	$(2,559,108)	$636,042

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$336	$5,144	$39,230	$-	$44,710
Short-term debt	-	147,543	-	-	147,543
Other accrued expenses	2,291	29,250	55,559	-	87,100
	2,627	181,937	94,789	-	279,353

DEFERRED COMPENSATION	6,159	14,981	101	-	21,241
DEFERRED TAX LIABILITY	-	11,444	-	(9,246)	2,198
INTERCOMPANY PAYABLES	333,651	-	95,797	(429,448)	-
OTHER LONG-TERM LIABILITIES	13,332	1,099	17,615	-	32,046

Equity Component of Short-term Debt -Senior Exchangeable Notes	-	8,864	-	-	8,864

SHAREHOLDERS' EQUITY	289,491	132,509	1,987,905	(2,120,414)	289,491
NON-CONTROLLING INTEREST	-	-	2,849	-	2,849
TOTAL EQUITY	289,491	132,509	1,990,754	(2,120,414)	292,340

TOTAL LIABILITIES AND EQUITY	$645,260	$350,834	$2,199,056	$(2,559,108)	$636,042

Return to index

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$190,449	$604,204	$-	$794,653
Intercompany revenues	1,343	28,077	156,081	(185,501)	-
Earnings from consolidated affiliates	133,492	-	192,803	(326,295)	-
Total revenues	134,835	218,526	953,088	(511,796)	794,653

OPERATING EXPENSES
Operating costs	734	100,962	412,094	-	513,790
General and administrative expenses	7,315	25,700	14	-	33,029
Depreciation and amortization	-	6,298	16,815	-	23,113
Other (income) expense, net	(19,548)	4,262	153,172	(140,091)	(2,205)

Operating income	146,334	81,304	370,993	(371,705)	226,926
Loss on early extinguishment of debt	-	1,939	-	-	1,939
Interest expense	-	15,829	10	-	15,839

Income before income tax expense	146,334	63,536	370,983	(371,705)	209,148
Income tax expense	1,417	23,113	39,217	-	63,747

Net income	144,917	40,423	331,766	(371,705)	145,401
Net income attributable to non-controlling interest	-	-	484	-	484
Net income attributable to Core Laboratories N.V.	$144,917	$40,423	$331,282	$(371,705)	$144,917

Return to index

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$68,129	$92,725	$44,978	$-	$205,832
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(4,298)	(23,271)	-	(27,569)
Patents and other intangibles	-	(3)	(230)	-	(233)
Acquisitions, net of cash acquired	-	(9,000)	-	-	(9,000)
Non-controlling interest - contribution	-	-	156	-	156
Proceeds from sale of assets	-	14	655	-	669
Premiums on life insurance	-	(2,604)	-	-	(2,604)
Net cash used in investing activities	-	(15,891)	(22,690)	-	(38,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	-	(82,251)	-	-	(82,251)
Stock options exercised	346	-	-	-	346
Repurchase of common shares	(92,487)	-	-	-	(92,487)
Debt financing costs	-	(1,019)	-	-	(1,019)
Dividends paid	(39,791)	-	-	-	(39,791)
Non-controlling interest - dividend	-	-	(181)	-	(181)
Excess tax benefit from stock-based payments	967	-	-	-	967
Net cash used in financing activities	(130,965)	(83,270)	(181)	-	(214,416)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(62,836)	(6,436)	22,107	-	(47,165)
CASH AND CASH EQUIVALENTS, beginning of period	73,998	95,048	11,999	-	181,045
CASH AND CASH EQUIVALENTS, end of period	$11,162	$88,612	$34,106	$-	$133,880

Return to index

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,998	$95,048	$11,999	$-	$181,045
Accounts receivable, net	1	29,452	104,305	-	133,758
Inventories, net	-	2,679	29,505	-	32,184
Prepaid expenses and other current assets	11,809	22,209	9,532	-	43,550
Total current assets	85,808	149,388	155,341	-	390,537

PROPERTY, PLANT AND EQUIPMENT, net	-	21,988	76,796	-	98,784
GOODWILL AND INTANGIBLES, net	46,986	7,949	100,185	-	155,120
INTERCOMPANY RECEIVABLES	37,681	216,670	232,802	(487,153)	-
INVESTMENT IN AFFILIATES	540,724	-	1,387,715	(1,928,118)	321
DEFERRED TAX ASSET	2,951	4,644	14,359	(21,954)	-
OTHER ASSETS	2,828	8,770	1,806	-	13,404
TOTAL ASSETS	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$501	$6,404	$26,104	$-	$33,009
Other accrued expenses	673	29,738	42,988	-	73,399
Total current liabilities	1,174	36,142	69,092	-	106,408

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	-	209,112	-	-	209,112
DEFERRED COMPENSATION	6,046	10,094	726	-	16,866
DEFERRED TAX LIABILITY	-	29,646	-	(21,954)	7,692
INTERCOMPANY PAYABLES	417,618	-	69,535	(487,153)	-
OTHER LONG-TERM LIABILITIES	12,772	7,702	15,856	-	36,330

SHAREHOLDERS' EQUITY	279,368	116,713	1,811,405	(1,928,118)	279,368
NON-CONTROLLING INTEREST	-	-	2,390	-	2,390
TOTAL EQUITY	279,368	116,713	1,813,795	(1,928,118)	281,758

TOTAL LIABILITIES AND EQUITY	$716,978	$409,409	$1,969,004	$(2,437,225)	$658,166

Return to index

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$166,295	$529,244	$-	$695,539
Intercompany revenues	1,471	24,611	114,421	(140,503)	-
Earnings from consolidated affiliates	104,578	-	246,011	(350,589)	-
Total revenues	106,049	190,906	889,676	(491,092)	695,539

OPERATING EXPENSES
Operating costs	1,603	90,950	365,216	-	457,769
General and administrative expenses	6,787	23,572	13	-	30,372
Depreciation and amortization	-	5,526	18,292	-	23,818
Other (income) expense, net	(17,491)	4,394	137,207	(127,312)	(3,202)

Operating income	115,150	66,464	368,948	(363,780)	186,782
Interest expense	7	15,481	35	-	15,523

Income before income tax expense	115,143	50,983	368,913	(363,780)	171,259
Income tax expense	1,539	31,489	24,136	-	57,164

Net income	113,604	19,494	344,777	(363,780)	114,095
Net income attributable to non-controlling interest	-	-	491	-	491
Net income attributable to Core Laboratories N.V.	$113,604	$19,494	$344,286	$(363,780)	$113,604

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2009
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$78,818	$88,940	$14,115	$-	$181,873
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(3,501)	(13,788)	-	(17,289)
Patents and other intangibles	-	(20)	(220)	-	(240)
Proceeds from sale of assets	-	197	387	-	584
Premiums on life insurance	-	(1,595)	-	-	(1,595)
Net cash used in investing activities	-	(4,919)	(13,621)	-	(18,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of note hedge claim	17,060	-	-	-	17,060
Non-controlling interest - dividend	-	-	(259)	-	(259)
Stock options exercised	408	-	-	-	408
Repurchase of common shares	(9,389)	-	-	-	(9,389)
Dividends paid	(26,416)	-	-	-	(26,416)
Excess tax benefit from stock-based payments	170	-	-	-	170
Net cash used in financing activities	(18,167)	-	(259)	-	(18,426)

NET CHANGE IN CASH AND CASH EQUIVALENTS	60,651	84,021	235	-	144,907
CASH AND CASH EQUIVALENTS, beginning of period	13,347	11,027	11,764	-	36,138
CASH AND CASH EQUIVALENTS, end of period	$73,998	$95,048	$11,999	$-	$181,045

Return to index

Condensed Consolidating Statements of Operations

(In thousands)	Year Ended December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUES
Operating revenues	$-	$179,393	$601,443	$-	$780,836
Intercompany revenues	1,569	21,540	146,708	(169,817)	-
Earnings from consolidated affiliates	121,268	-	191,812	(313,080)	-
	122,837	200,933	939,963	(482,897)	780,836

OPERATING EXPENSES
Operating costs	1,310	100,793	412,679	-	514,782
General and administrative expenses	11,067	20,518	61	-	31,646
Depreciation and amortization	-	5,392	16,381	-	21,773
Other (income) expense, net	(26,223)	(2,341)	155,301	(121,157)	5,580

Operating income	136,683	76,571	355,541	(361,740)	207,055
(Gain) on early extinguishment of debt	-	(2,829)	-	-	(2,829)
Interest expense	1,319	20,239	52	-	21,610

Income before income tax expense	135,364	59,161	355,489	(361,740)	188,274
Income tax expense	4,198	25,413	27,155	-	56,766

Net income	131,166	33,748	328,334	(361,740)	131,508
Net income attributable to non-controlling interest	-	-	342	-	342
Net income attributable to Core Laboratories N.V.	$131,166	$33,748	$327,992	$(361,740)	$131,166

Condensed Consolidating Statements of Cash Flows

(In thousands)	Year Ended December 31, 2008
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$56,840	$66,034	$32,333	$-	$155,207
				-
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(10,017)	(20,933)	-	(30,950)
Patents and other intangibles	-	(48)	(306)	-	(354)
Acquisitions, net of cash acquired	-	-	(11,536)	-	(11,536)
Non-controlling interest contribution	-	-	370	-	370
Proceeds from sale of assets	-	2,698	1,100	-	3,798
Premiums on life insurance	-	(2,436)	-	-	(2,436)
Net cash used in investing activities	-	(9,803)	(31,305)	-	(41,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(3,024)	(58,022)	-	-	(61,046)
Proceeds from debt borrowings	-	5,000	-	-	5,000
Capital lease obligations	-	-	(351)	-	(351)
Stock options exercised	1,167	-	-	-	1,167
Repurchase of common shares	(31,740)	-	-	-	(31,740)
Dividends paid	(27,645)	-	-	-	(27,645)
Excess tax benefit from stock-based payments	11,037	-	-	-	11,037
Net cash used in financing activities	(50,205)	(53,022)	(351)	-	(103,578)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,635	3,209	677	-	10,521
CASH AND CASH EQUIVALENTS, beginning of period	6,712	7,818	11,087	-	25,617
CASH AND CASH EQUIVALENTS, end of period	$13,347	$11,027	$11,764	$-	$36,138

Return to index

17. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our unaudited quarterly financial data for the quarters ended December 31, 2010 and 2009 (in thousands, except per share data).

Quarter ended 2010	December 31	September 30	June 30	March 31

Services and product sales revenues	$208,193	$199,221	$198,902	$188,337
Cost of services and product sales	133,513	125,772	128,917	125,588
Other operating expenses	13,104	13,232	16,265	11,336
Operating income	61,576	60,217	53,720	51,413
Interest expense and loss on exchange of Notes	4,915	4,690	4,114	4,059
Income before income tax expense	56,661	55,527	49,606	47,354
Income tax expense	16,671	16,764	15,244	15,068
Net income	39,990	38,763	34,362	32,286
Net income attributable to non-controlling interest	48	209	146	81
Net income attributable to Core Laboratories N.V.	$39,942	$38,554	$34,216	$32,205

Per share information:
Basic earnings per share	$0.89	$0.86	$0.77	$0.72
Diluted earnings per share (1)	$0.81	$0.79	$0.71	$0.69

Weighted average common shares outstanding:
Basic	45,093	44,736	44,651	44,836
Diluted	49,195	48,955	47,957	46,820

Quarter ended 2009	December 31	September 30	June 30	March 31

Services and product sales revenues	$181,599	$167,802	$167,262	$178,876
Cost of services and product sales	120,565	112,175	108,997	116,032
Other operating expenses	16,758	11,428	6,577	16,225
Operating income	44,276	44,199	51,688	46,619
Interest expense	3,988	3,895	3,840	3,800
Income before income tax expense	40,288	40,304	47,848	42,819
Income tax expense	16,511	9,189	17,884	13,580
Net income	23,777	31,115	29,964	29,239
Net income attributable to non-controlling interest	160	127	157	47
Net income attributable to Core Laboratories N.V.	$23,617	$30,988	$29,807	$29,192

Per share information:
Basic earnings per share	$0.51	$0.67	$0.65	$0.64
Diluted earnings per share (1)	$0.50	$0.67	$0.64	$0.63

Weighted average common shares outstanding:
Basic	45,966	45,939	45,911	45,940
Diluted	47,354	46,499	46,357	46,420

(1)
The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

Return to index

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

		Additions
	Balance at	Charged to/			Balance at
	Beginning	Recovered from			End of
	of Period	Expense	Write-offs	Other (1)	Period
Year ended December 31, 2010
Reserve for doubtful accounts	$3,202	$1,444	$(928)	$(322)	$3,396

Year ended December 31, 2009
Reserve for doubtful accounts	$3,535	$545	$(943)	$65	$3,202

Year ended December 31, 2008
Reserve for doubtful accounts	$4,199	$(233)	$(510)	$79	$3,535

(1)		Comprised primarily of differences due to changes in exchange rate.

Return to index

Exhibit 21.1

Subsidiaries of the Registrant

Name	Legal Seat	Ownership %
Core Laboratories Resources N.V.	Curacao, The Kingdom of the Netherlands	100%
Core Laboratories International Licensing N.V.	Curacao, The Kingdom of the Netherlands	100%
Core Laboratories International Trading N.V.	Curacao, The Kingdom of the Netherlands	100%
Core Laboratories (U.S.) Interests Holdings Inc.	Delaware, United States	100%
Core Laboratories Holding Inc.	Delaware, United States	100%
Core Laboratories Middle East Services B.V.	Rotterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Canada Ltd.	Alberta, Canada	100%
PT Corelab Indonesia	Jakarta, Indonesia	70%
Core Laboratories SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories Sales N.V.	Curacao, The Kingdom of the Netherlands	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Core Laboratories Coöperatief U.A.	Amsterdam, The Netherlands	100%
Corelab Nigeria Limited	Lagos, Nigeria	100%
Core Laboratories Venezuela S.A.	Caracas, Venezuela	100%
Core Laboratories Corporate Holding B.V.	Amsterdam, The Netherlands	100%
Corelab Brasil Ltda.	Rio de Janeiro, Brazil	100%
Abdullah Fuad Core Laboratory Company	Dammam, Saudi Arabia	51%
Core Laboratories Holdings LLC	Delaware, United States	100%
Core Laboratories LLC	Delaware, United States	100%
Saybolt International B.V.	Rotterdam, The Netherlands	100%
Saybolt Holding B.V.	Rotterdam, The Netherlands	100%
Saybolt Denmark A/S	Copenhagen, Denmark	100%
Saybolt van Duyn GmbH	Essen, Germany	100%
Saybolt España S.A.	Madrid, Spain	100%
Saybolt Estonia Ltd.	Tallinn, Estonia	100%
Saybolt Finland Oy	Hamina, Finland	100%
Saybolt Italia S.R.L.	Siracusa, Italy	100%
Saybolt Malta Ltd.	Kalafran, Malta	100%
Saybolt Greece, Ltd.	Athens, Greece	100%
Saybolt (Portugal) Inspeccao de Produtos Petroliferos, Limitada.	Lisbon, Portugal	100%
Saybolt South Africa PTY LTD	Cape Town, South Africa	73%
Saybolt Sweden AB	Gothenburg, Sweden	100%
Saybolt United Kingdom Limited	Purfleet, United Kingdom	100%
SP TOO Saybolt Kazakhstan	Aktau, Kazakhstan	100%
Saybolt de Mexico S.A. de C.V.	Coatzacoalcos, Mexico	100%
Saybolt LP	Delaware, United States	100%
Core Laboratories Panama, S.A.	Panama City, Panama	100%
E.W. Saybolt & Co. (Cayman) Ltd.	Georgetown, Grand Cayman	100%
Saybolt Analyt Holding B.V.	Rotterdam, The Netherlands	100%
ZAO Saybolt Eurasia	Moscow, Russian Federation	100%
Saybolt−Ukraine	Odessa, Ukraine	100%
Saybolt - Bulgaria Ltd.	Bourgas, Bulgaria	100%
UAB Saybolt-Baltija	Klaipeda, Lithuania	100%
Saybolt Latvia	Ventspils, Latvia	100%
Saybolt St. Eustatius	St. Eustatius, The Netherlands	100%
Saybolt Bahamas Ltd.	Freeport, Bahamas	100%
Saybolt de Costa Rica, S.A.	San Jose, Costa Rica	99%
Saybolt de Colombia Ltda.	Barranquilla, Colombia	95%
Saybolt Aruba N.V.	San Nicolas, Aruba	100%
Saybolt Bonaire N.V.	Bonaire, The Netherlands	100%
Saybolt Caribbean N.V.	San Nicolas, Aruba	100%

Return to index

Name	Legal Seat	Ownership %
Saybolt Curacao N.V.	Curacao, The Kingdom of the Netherlands	100%
Saybolt Trinidad & Tobago Ltd.	Marabella, Trinidad	100%
Saybolt Eastern Hemisphere B.V.	Rotterdam, The Netherlands	100%
Saybolt Malaysia SDN BHD	Kuala Lumpur, Malaysia	49%
PT Citra Wosaji Indonesia	Jakarta, Indonesia	65%
Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
Beheersmaatschappij Hett Scheur BV	Rotterdam, The Netherlands	100%
Core Laboratories El Salvador S.A. de C.V.	San Salvador, El Salvador	100%
Saybolt Belgium N.V.	Antwerp, Belgium	100%
Saybolt (Tianjin) Meteorology & Inspection Co., Ltd.	Tianjin, China	100%
Core Lab Science and Technology (Beijing) Co Ltd.	Beijing, China	100%
Saybolt Latin America B.V.	Rotterdam, The Netherlands	100%
Core Laboratories Angola Limitada	Luanda, Angola	100%
Saybolt Inspection Services India Private Limited	Mumbai, India	100%
Saybolt Inspection Services Kazakhstan LLP	Aktau, Kazakhstan	100%
Saybolt (Singapore) PTE LTD	Singapore, Singapore	100%
Core Laboratories (Hong Kong) Limited	Hong Kong, China	100%
Quantoil Ltd.	London, United Kingdom	100%
E.W. Saybolt & Co. S.A.	Panama City, Panama	100%
Saybolt Surveillance and Laboratory Services Joint Stock Corporation	Istanbul, Turkey	100%
Saybolt Inspection Romania S.R.L.	Constanta, Romania	100%
Owen Oil Tools LP	Delaware, United States	100%
Owen Oil Tools de Mexico, S.A. de C.V.	Tabasco, Mexico	100%
Owen Compliance Services, Inc.	Delaware, United States	100%
Owen de Mexico S.A. de C.V.	Mexico City, Mexico	100%
Owen Oil Tools (U.K.) Ltd.	Croydon, United Kingdom	100%
Owen Oil Tools de Argentina, S.A.	Buenos Aires, Argentina	100%
Core Laboratories LLP	Aktau, Kazakhstan	100%
ZAO Petroleum Analysts	Moscow, Russian Federation	100%
Tianjin Saybolt Bohai Inspection Co., Ltd.	Tianjin, China	65%
Saybolt Test OOO	Bashkortostan, Russian Federation	100%
Saybolt Armenia	Yerevan, Armenia	100%
Core Lab de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
Core Lab Operations S.A. de C.V.	Mexico City, Mexico	100%
Core Lab Mexican Interest S.A. de C.V.	Mexico City, Mexico	100%
ProTechnics de Mexico, S.A. de C.V.	Mexico City, Mexico	100%
Core Lab Services S.A. de C.V.	Mexico City, Mexico	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
Core Laboratories Global N.V.	Curacao, The Kingdom of the Netherlands	100%
CTC Pulsonic Nigeria Limited	Lagos, Nigeria	80%
Production Enhancement Corporation	Delaware, United States	100%
PENCOR International Ltd.	Jersey, Channel Islands	100%
Coreton Limited	Croydon, United Kingdom	100%
Labton Limited	London, United Kingdom	100%
FE & FEFH Holdings, Inc.	Alberta, Canada	100%
Saybolt Tunisie SarL	Tunis, Tunisia	49%
Saybolt Med S.A.	Tunis, Tunisia	49%
Saybolt Saudi Arabia Co., Ltd.	Jubail, Saudi Arabia	45%
Core Laboratories Malta Holding Limited	Valletta, Malta	99%
Core Laboratories Malta Limited	Valletta, Malta	99%
Saybolt Maroc	Mohammedia, Morocco	49%
Shanghai SIC - Saybolt Commodities Surveying Co., Ltd.	Beijing, China	50%
Core Laboratories Asia Pacific SDN BHD	Kuala Lampur, Malaysia	100%
Saybolt Azerbaijan	Baku, Azerbaijan	100%
Hani LLC	Muscat, Oman	100%

Return to index

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-8 (Nos. 333-73772 and 333-73774) and Form S-3 (No. 333-139506-01) of Core Laboratories N.V. of our report dated February 16, 2011 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10-K.

Houston, Texas
February 16, 2011

Return to index