Form 10-K/A
period 2010-12-31
CORE LABORATORIES N V
filed 2011-04-21
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-K/A
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

Explanatory Note

This Amendment  No. 1 is being filed solely for the purpose of inserting the conformed signature of the independent registered public accounting firm on their report on page F-1 and their consent in Exhibit 23.1, which were inadvertently omitted from the initial filing, although we had manually signed copies of both documents from PricewaterhouseCoopers LLP in our possession prior to making the original filing.  Except for this insertion, there have been no changes in any of the financial or other information contained in the report nor have the disclosures contained therein been updated to reflect any events which occurred at a date subsequent to the date of the Form 10-K.  For convenience, the entire Annual Report on Form 10-K, as amended, is being re-filed.

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
Form 8-K, November 7, 2006 (File No. 001-14273)

10.17	-	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) 1	Form 10-K, February 20, 2007 (File No. 001-14273)

10.18	-	Form of Restricted Share Award Program Agreement1	Form 10-K, February 20, 2007 (File No. 001-14273)

10.19	-	Fourth Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank of America, N.A., and Banc of America Securities LLC, dated as of January 22, 2008	Form 8-K, January 23, 2008 (File No. 001-14273)

10.20	-	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 20071	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.21	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 20071	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.22	-	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 20071	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.23	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 20081	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.24	-	Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 20081	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.25	-	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis1	Filed Herewith

10.26	-	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur1	Filed Herewith

10.27	-	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark1	Filed Herewith

10.28	-
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
Alexander Vriesendorp

Report of Independent Registered Public Accounting Firm

To the Supervisory Board of Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of this Form 10-K/A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
April 21, 2011

Return to index