Form 10-Q
period 2011-03-31
CORE LABORATORIES N V
filed 2011-04-22
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

    The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 20, 2010 was 45,612,898.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$80,011	$133,880
Accounts receivable, net of allowance for doubtful accounts of $3,537 and $3,396 at 2011 and 2010, respectively	158,312	154,726
Inventories, net	38,493	33,979
Prepaid expenses and other current assets	27,903	26,735
TOTAL CURRENT ASSETS	304,719	349,320

PROPERTY, PLANT AND EQUIPMENT, net	103,061	104,223
INTANGIBLES, net	8,399	8,660
GOODWILL	154,217	154,217
DEFERRED TAX ASSETS, net	5,646	-
OTHER ASSETS	21,232	19,622
TOTAL ASSETS	$597,274	$636,042

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,749	$44,710
Accrued payroll and related costs	25,949	28,621
Taxes other than payroll and income	7,878	7,796
Unearned revenue	28,855	20,181
Income tax payable	25,143	21,004
Short-term debt – Senior Exchangeable Notes	105,316	147,543
Other accrued expenses	10,621	9,498
TOTAL CURRENT LIABILITIES	252,511	279,353

DEFERRED COMPENSATION	22,941	21,241
DEFERRED TAX LIABILITIES, net	-	2,198
OTHER LONG-TERM LIABILITIES	34,283	32,046
COMMITMENTS AND CONTINGENCIES	-	-

EQUITY COMPONENT OF SHORT-TERM DEBT – SENIOR EXCHANGEABLE NOTES	4,523	8,864

EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	-	-
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 49,739,912 issued and 45,575,376 outstanding at 2011 and 49,739,912 issued and 45,521,186 outstanding at 2010	1,397	1,397
Additional paid-in capital	-	-
Retained earnings	546,372	536,991
Accumulated other comprehensive income (loss)	(6,131)	(6,207)
Treasury shares (at cost), 4,164,536 at 2011 and 4,218,726 at 2010	(261,368)	(242,690)
Total Core Laboratories N.V. shareholders' equity	280,270	289,491
Non-controlling interest	2,746	2,849
TOTAL EQUITY	283,016	292,340
TOTAL LIABILITIES AND EQUITY	$597,274	$636,042

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
REVENUE:
Services	$153,114	$143,442
Product sales	53,619	44,895
Total Revenue	206,733	188,337
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	100,732	95,357
Cost of product sales, exclusive of depreciation expense shown below	36,018	30,231
General and administrative expenses	9,524	6,380
Depreciation	5,540	5,419
Amortization	291	335
Other (income), net	(1,871)	(798)
OPERATING INCOME	56,499	51,413
Loss on exchange of Senior Exchangeable Notes	629	-
Interest expense	2,360	4,059
Income before income tax expense	53,510	47,354
Income tax expense	7,518	15,068
Net income	45,992	32,286
Net income (loss) attributable to non-controlling interest	(298)	81
Net income attributable to Core Laboratories N.V.	$46,290	$32,205

EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.02	$0.72

Diluted earnings per share attributable to Core Laboratories N.V.	$0.94	$0.69

Cash dividends per share	$0.25	$0.06

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,225	44,836

Diluted	49,141	46,820

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,992	$32,286
Adjustments to reconcile net income to net cash provided by operating activities:
Net (recovery) provision for doubtful accounts	(202)	752
Provisions for inventory obsolescence	230	222
Equity in earnings of affiliates	(27)	(113)
Stock-based compensation	2,522	1,613
Depreciation and amortization	5,831	5,754
Non-cash interest expense	2,223	3,839
Gain on sale of assets	(63)	(30)
Gain on insurance recovery	(710)	-
Loss on exchange of Senior Exchangeable Notes	629	-
Realization of pension obligation	76	85
Increase in value of life insurance policies	(889)	(513)
Deferred income taxes	(6,831)	428
Changes in assets and liabilities:
Accounts receivable	(3,151)	2,020
Inventories	(4,744)	(690)
Prepaid expenses and other current assets	(2,182)	9,587
Other assets	(4)	(263)
Accounts payable	4,039	3,517
Accrued expenses	11,346	5,969
Other long-term liabilities	3,937	(2,097)
Net cash provided by operating activities	58,022	62,366
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,379)	(6,155)
Patents and other intangibles	(30)	(84)
Business Acquisitions	-	(9,000)
Proceeds from sale of assets	64	66
Proceeds from insurance recovery	477	-
Premiums on life insurance	(756)	(441)
Net cash used in investing activities	(4,624)	(15,614)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(46,568)	-
Stock options exercised	217	274
Excess tax benefits from stock-based compensation	-	(140)
Debt financing costs	(2)	-
Non-controlling interest - contributions	435	-
Non-controlling interest - dividend	(240)	-
Dividends paid	(11,304)	(2,696)
Repurchase of common shares	(49,805)	(86,467)
Net cash used in financing activities	(107,267)	(89,029)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(53,869)	(42,277)
CASH AND CASH EQUIVALENTS, beginning of period	133,880	181,045
CASH AND CASH EQUIVALENTS, end of period	$80,011	$138,768

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three months ended March 31, 2011 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2011.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2010 was derived from the 2010 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation.  These reclassifications had no impact on the reported net income for the three month period ended March 31, 2011.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	March 31,	December 31,
	2011	2010
	(Unaudited)
Finished goods	$28,839	$24,476
Parts and materials	7,268	6,727
Work in progress	2,386	2,776
Total inventories, net	$38,493	$33,979

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

Return to Index

In 2010, we acquired fracture diagnostics assets for $9.0 million in cash.  The acquisition was recorded in the Production Enhancement business segment and resulted in an increase of $5.6 million in goodwill and an increase of $3.2 million in intangible assets.  The intangible assets will be amortized over a period of 36 to 60 months.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	March 31,	December 31,
	2011	2010
	(Unaudited)
Senior exchangeable notes	$109,839	$156,407
Discount on senior exchangeable notes	(4,523)	(8,864)
Net senior exchangeable notes	$105,316	$147,543

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.  The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis.

With the additional amortization of the discount on the Notes, the effective interest rate is 7.48% for the three-month period ended March 31, 2011, which resulted in additional non-cash interest expense of $2.2 million and $3.8 million for the three months ended March 31, 2011 and 2010, respectively.  Each Note carries a $1,000 principal amount and is exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances at an exchange price of $45.62 per share, or 21.9190 shares per Note.  Upon exchange, holders will receive cash for the principal amount plus any amount related to fractional shares, and any excess exchange value will be delivered in whole shares of Core Laboratories N.V. common stock at the completion of the valuation period as defined under our Notes agreement.  At March 31, 2011, the Notes were trading at 223.0% of their face value which is equivalent to $135.1 million of value in excess of the aggregate principal amount. At December 31, 2010, the Notes were trading at 197% of their face value which is equivalent to $151.7 million of value in excess of the aggregate principal amount.  There were 109,839 and 156,407 Notes outstanding at March 31, 2011 and December 31, 2010, respectively.

Under the terms of the Notes, defined criteria was met which allowed the Notes to be early exchanged during the first quarter of 2011, and as a result the equity component of the Notes at March 31, 2011 was classified as temporary equity.  This balance combined with the debt amount reflects the amount that could result in cash settlement upon exchange.  We received ten requests to exchange 46,568 Notes during the first quarter of 2011 which were settled for $46.6 million in cash and 556,455 shares of our common stock, all of which were treasury shares, resulting in a loss of $0.6 million.  We also received five requests during the first quarter to exchange 808 Notes which we will settle during the second quarter upon completion of the requisite holding period per the Note Indenture agreement.

The same criteria was also met allowing the Notes to be early exchanged during the second quarter of 2011.  Subsequent to March 31, 2011, we have received an additional request to exchange five Notes which we will settle during the second quarter.

We maintain a revolving credit facility (the "Credit Facility") that allowed for an aggregate borrowing capacity of $125.0 million at March 31, 2011. The Credit Facility also provided an option to increase the commitment under the Credit Facility to $200.0 million, if certain conditions are met.  Subsequently, on April 19, 2011, the Credit Facility was amended increasing the aggregate borrowing capacity to $300 million with an option to increase the commitment to $350 million if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.75% to a maximum of LIBOR plus 2.50%.  Any outstanding balance under the Credit Facility is due in December 2015 when the Credit Facility matures.   Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $14.1 million at March 31, 2011 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at March 31, 2011 was $110.9 million.  As of March 31, 2011, we had $17.8 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at March 31, 2011.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

The following table summarizes the components of net periodic pension cost under this plan for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Service cost	$335	$323
Interest cost	432	376
Expected return on plan assets	(201)	(119)
Amortization of transition asset	(22)	(22)
Amortization of prior service cost	40	40
Amortization of net loss	84	94
Net periodic pension cost	$668	$692

During the three months ended March 31, 2011, we contributed approximately $1.9 million, as determined by the insurance company, to fund the estimated 2011 premiums on investment contracts held by the Dutch Plan.

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

(Unaudited)		Fair Value Measurement at March 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$9,806	$-	$9,806	$-

Liabilities:
Deferred compensation plan	$14,440	$2,618	$11,822	$-

Return to Index

		Fair Value Measurement at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$8,802	$-	$8,802	$-

Liabilities:
Deferred compensation plan	$13,063	$2,275	$10,788	$-

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

7.  EQUITY

During the three months ended March 31, 2011, we repurchased 550,765 of our common shares for $49.8 million. Included in this total were rights to 6,271 shares valued at $0.6 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless cancelled, may be reissued for a variety of purposes such as future acquisitions, employee stock awards, exchange of the Notes, or settlement of warrants.

In February 2011, we paid a quarterly dividend of $0.25 per share of common stock.  In addition, on April 18, 2011, we declared a quarterly dividend of $0.25 per share of common stock for shareholders of record on April 28, 2011 and payable on May 27, 2011.

The following table summarizes our changes in equity for the three months ended March 31, 2011 (in thousands):

				Accumulated
		Additional		Other		Non-
	Common	Paid-In	Retained	Comprehensive	Treasury	Controlling	Total
(Unaudited)	Shares	Capital	Earnings	Income (Loss)	Stock	Interest	Equity

December 31, 2010	$1,397	$-	$536,991	$(6,207)	$(242,690)	$2,849	$292,340
Stock options exercised	-	(1,146)	-	-	1,363	-	217
Stock based-awards	-	1,531	-	-	991	-	2,522
Repurchase of common shares	-	-	-	-	(49,805)	-	(49,805)
Dividends paid	-	-	(11,304)	-	-	-	(11,304)
Equity component of short-term debt	-	4,341	-	-	-	-	4,341
Exchange of Senior Exchangeable Notes	-	(4,726)	(25,605)	-	28,773	-	(1,558)
Non-controlling interest contribution	-	-	-	-	-	435	435
Non-controlling interest dividends	-	-	-	-	-	(240)	(240)
Comprehensive income:
Amortization of deferred pension costs, net of tax	-	-	-	76	-	-	76
Net income (loss)	-	-	46,290	-	-	(298)	45,992
Total comprehensive income							46,068

March 31, 2011	$1,397	$-	$546,372	$(6,131)	$(261,368)	$2,746	$283,016

Return to Index

Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three months ended March 31,
	2011	2010
	(Unaudited)
Net income	$45,992	$32,286
Amortization of deferred pension costs, net of tax	76	85
Total comprehensive income	$46,068	$32,371

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
	(Unaudited)
Prior service cost	$(823)	$(853)
Transition asset	308	324
Unrecognized net actuarial loss	(5,616)	(5,678)
Total accumulated other comprehensive income (loss)	$(6,131)	$(6,207)

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

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Weighted average basic common shares outstanding	45,225	44,836
Effect of dilutive securities:
Stock options	27	58
Contingent shares	57	29
Restricted stock and other	318	524
Senior exchangeable notes	1,257	1,345
Warrants	2,257	28
Weighted average diluted common and potential common shares outstanding	49,141	46,820

In 2006, we sold warrants on our common shares, which have an exercise price of $61.42 per share, and will settle in January 2012.  The warrant agreement calls for the net value of these warrants to be settled with Core Laboratories N.V. common shares.  Included in the table above are 2,257,000 and 28,000 shares which were added to the share count for the three months ended March 31, 2011 and 2010, respectively, because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share for the three months ended March 31, 2011 and 2010.

Return to Index

9. OTHER (INCOME), NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
(Gain) loss on sale of assets	$(63)	$(31)
Foreign exchange (gain) loss	(512)	(91)
Interest income	(55)	(12)
Rents and royalties	(451)	(473)
Gain on insurance recovery	(710)	-
Other, net	(80)	(191)
Total other (income), net	$(1,871)	$(798)

During the third quarter of 2010, an office and laboratory facility was damaged by fire, resulting in the loss of the laboratory portion of the building, as well as some of the laboratory equipment.  The final settlement was reached in the first quarter of 2011, which resulted in a gain of $0.7 million.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
British Pound	$(91)	$258
Canadian Dollar	(419)	(385)
Euro	(66)	(30)
Mexican Peso	106	108
Russian Ruble	(195)	54
Other currencies, net	153	(96)
Total (gain)	$(512)	$(91)

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2011 and 2010 were 14.0% and 31.8%, respectively.  Included in income tax expense is the reversal in the quarter ended March 31, 2011 of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of recently concluded audits of prior year returns.  The liability reversal reflects the impact of positions sustained in certain audits.

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

Return to Index

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other 1	Consolidated
Three Months Ended March 31, 2011
Revenues from unaffiliated customers	$107,621	$82,098	$17,014	$-	$206,733
Inter-segment revenues	369	308	359	(1,036)	-
Segment operating income	26,438	23,262	6,664	135	56,499
Total assets	271,875	201,970	24,967	98,462	597,274
Capital expenditures	3,303	804	107	165	4,379
Depreciation and amortization	3,482	1,639	180	530	5,831

Three Months Ended March 31, 2010
Revenues from unaffiliated customers	$104,093	$68,844	$15,400	$-	$188,337
Inter-segment revenues	300	294	288	(882)	-
Segment operating income (loss)	25,084	20,943	5,620	(234)	51,413
Total assets	257,184	182,943	18,216	155,807	614,150
Capital expenditures	5,329	672	38	116	6,155
Depreciation and amortization	3,507	1,623	158	466	5,754

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

The following condensed consolidating financial information presents: balance sheets as of March 31, 2011 and December 31, 2010, statements of operations for each of the three months ended March 31, 2011 and 2010 and the statements of cash flows for each of the three months ended March 31, 2011 and 2010 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V., (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

Return to Index

Condensed Consolidating Balance Sheets (Unaudited)

(In thousands)	March 31, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,154	$24,156	$48,701	$-	$80,011
Accounts receivable, net	85	37,732	120,495	-	158,312
Inventories, net	-	3,986	34,507	-	38,493
Prepaid expenses and other current assets	6,922	6,662	14,319	-	27,903
Total current assets	14,161	72,536	218,022	-	304,719

PROPERTY, PLANT AND EQUIPMENT, net	-	20,499	82,562	-	103,061
GOODWILL AND INTANGIBLES, net	46,986	15,647	99,983	-	162,616
INTERCOMPANY RECEIVABLES	20,819	142,320	274,860	(437,999)	-
INVESTMENT IN AFFILIATES	536,140	-	1,560,354	(2,095,772)	722
DEFERRED TAX ASSET	2,801	-	7,261	(4,416)	5,646
OTHER ASSETS	3,380	14,202	2,928	-	20,510
TOTAL ASSETS	$624,287	$265,204	$2,245,970	$(2,538,187)	$597,274

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$330	$6,976	$41,443	$-	$48,749
Short-term debt	-	105,316	-	-	105,316
Other accrued expenses	1,879	34,303	62,264	-	98,446
Total current liabilities	2,209	146,595	103,707	-	252,511

LONG-TERM DEBT	-	-	-	-	-
DEFERRED COMPENSATION	6,318	16,520	103	-	22,941
DEFERRED TAX LIABILITY	-	3,519	897	(4,416)	-
INTERCOMPANY PAYABLES	321,320	71,483	45,196	(437,999)	-
OTHER LONG-TERM LIABILITIES	14,170	703	19,410	-	34,283

Equity Component of Short-term Debt -Senior Exchangeable Notes	-	4,523	-	-	4,523

SHAREHOLDERS' EQUITY	280,270	21,861	2,073,911	(2,095,772)	280,270
NON-CONTROLLING INTEREST	-	-	2,746	-	2,746
TOTAL EQUITY	280,270	21,861	2,076,657	(2,095,772)	283,016

TOTAL LIABILITIES AND EQUITY	$624,287	$265,204	$2,245,970	$(2,538,187)	$597,274

Return to Index

Condensed Consolidating Balance Sheets

(In thousands)	December 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,162	$88,612	$34,106	$-	$133,880
Accounts receivable, net	10	33,637	121,079	-	154,726
Inventories, net	-	4,127	29,852	-	33,979
Prepaid expenses and other current assets	5,641	9,437	11,657	-	26,735
	16,813	135,813	196,694	-	349,320

PROPERTY, PLANT AND EQUIPMENT, net	-	21,139	83,084	-	104,223
GOODWILL AND INTANGIBLES, net	46,986	15,838	100,053	-	162,877
INTERCOMPANY RECEIVABLES	21,749	164,945	242,754	(429,448)	-
INVESTMENT IN AFFILIATES	553,693	-	1,567,416	(2,120,414)	695
DEFERRED TAX ASSET	2,810	-	6,436	(9,246)	-
OTHER ASSETS	3,209	13,099	2,619	-	18,927
TOTAL ASSETS	$645,260	$350,834	$2,199,056	$(2,559,108)	$636,042

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$336	$5,144	$39,230	$-	$44,710
Short-term debt	-	147,543	-	-	147,543
Other accrued expenses	2,291	29,250	55,559	-	87,100
	2,627	181,937	94,789	-	279,353

DEFERRED COMPENSATION	6,159	14,981	101	-	21,241
DEFERRED TAX LIABILITY	-	11,444	-	(9,246)	2,198
INTERCOMPANY PAYABLES	333,651	-	95,797	(429,448)	-
OTHER LONG-TERM LIABILITIES	13,332	1,099	17,615	-	32,046

Equity Component of Short-term Debt -Senior Exchangeable Notes	-	8,864	-	-	8,864

SHAREHOLDERS' EQUITY	289,491	132,509	1,987,905	(2,120,414)	289,491
NON-CONTROLLING INTEREST	-	-	2,849	-	2,849
TOTAL EQUITY	289,491	132,509	1,990,754	(2,120,414)	292,340

TOTAL LIABILITIES AND EQUITY	$645,260	$350,834	$2,199,056	$(2,559,108)	$636,042

Return to Index

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended March 31, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$-	$47,800	$158,933	$-	$206,733
Intercompany revenue	360	5,381	40,056	(45,797)	-
Earnings (loss) from consolidated affiliates	38,694	-	(19,704)	(18,990)	-
Total revenue	39,054	53,181	179,285	(64,787)	206,733

OPERATING EXPENSES
Operating costs	294	25,299	111,157	-	136,750
General and administrative expenses	2,644	6,870	10	-	9,524
Depreciation and amortization	-	1,630	4,201	-	5,831
Other (income) expense, net	129	2,945	26,427	(31,372)	(1,871)

Operating income	35,987	16,437	37,490	(33,415)	56,499
Loss on exchange of Senior Exchangeable Notes	-	629	-	-	629
Interest expense	-	58,753	-	(56,393)	2,360

Income (loss) before income tax expense	35,987	(42,945)	37,490	22,978	53,510
Income tax expense (benefit)	(10,303)	19,427	(1,606)	-	7,518

Net income	46,290	(62,372)	39,096	22,978	45,992
Net income (loss) attributable to non-controlling interest	-	-	(298)	-	(298)

Net income (loss) attributable to Core Laboratories	$46,290	$(62,372)	$39,394	$22,978	$46,290

Return to Index

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by (used in) operating activities	$56,884	$(16,361)	$17,499	$-	$58,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(782)	(3,597)	-	(4,379)
Patents and other intangibles	-	(16)	(14)	-	(30)
Proceeds from sale of assets	-	29	35	-	64
Proceeds from insurance recovery	-	-	477	-	477
Premiums on life insurance	-	(756)	-	-	(756)
Net cash used in investing activities	-	(1,525)	(3,099)	-	(4,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	-	(46,568)	-	-	(46,568)
Stock options exercised	217	-	-	-	217
Debt financing costs	-	(2)	-	-	(2)
Non-controlling interest - contributions	-	-	435	-	435
Non-controlling interest - dividends	-	-	(240)	-	(240)
Dividends paid	(11,304)	-	-	-	(11,304)
Repurchase of common shares	(49,805)	-	-	-	(49,805)
Net cash provided by (used in) financing activities	(60,892)	(46,570)	195	-	(107,267)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,008)	(64,456)	14,595	-	(53,869)
CASH AND CASH EQUIVALENTS, beginning of period	11,162	88,612	34,106	-	133,880
CASH AND CASH EQUIVALENTS, end of period	$7,154	$24,156	$48,701	$-	$80,011

Condensed Consolidating Statements of Operations (Unaudited)

(In thousands)	Three Months Ended March 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$-	$45,161	$143,176	$-	$188,337
Intercompany revenue	288	4,587	35,509	(40,384)	-
Earnings from consolidated affiliates	35,189	-	100,759	(135,948)	-
Total revenue	35,477	49,748	279,444	(176,332)	188,337

OPERATING EXPENSES
Operating costs	390	24,984	100,214	-	125,588
General and administrative expenses	2,167	4,210	3	-	6,380
Depreciation and amortization	-	1,558	4,196	-	5,754
Other (income) expense, net	(135)	1,591	28,308	(30,562)	(798)

Operating income	33,055	17,405	146,723	(145,770)	51,413
Interest expense	-	4,055	4	-	4,059

Income before income tax expense	33,055	13,350	146,719	(145,770)	47,354
Income tax expense (benefit)	850	5,482	8,736	-	15,068

Net income	32,205	7,868	137,983	(145,770)	32,286
Net income attributable to non-controlling interest	-	-	81	-	81

Net income attributable to Core Laboratories	$32,205	$7,868	$137,902	$(145,770)	$32,205

Return to Index

Condensed Consolidating Statements of Cash Flows (Unaudited)

(In thousands)	Three Months Ended March 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total

Net cash provided by operating activities	$32,036	$25,991	$4,339	$-	$62,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	-	(2,520)	(3,635)	-	(6,155)
Patents and other intangibles	-	(20)	(64)	-	(84)
Acquisitions, net of cash	-	(9,000)	-	-	(9,000)
Proceeds from sale of assets	-	9	57	-	66
Premiums on life insurance	-	(441)	-	-	(441)
Net cash used in investing activities	-	(11,972)	(3,642)	-	(15,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	274	-	-	-	274
Excess tax benefit from stock-based payments	(140)	-	-	-	(140)
Dividends paid	(2,696)	-	-	-	(2,696)
Repurchase of common shares	(86,467)	-	-	-	(86,467)
Net cash used in financing activities	(89,029)	-	-	-	(89,029)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(56,993)	14,019	697	-	(42,277)
CASH AND CASH EQUIVALENTS, beginning of period	73,998	95,048	11,999	-	181,045
CASH AND CASH EQUIVALENTS, end of period	$17,005	$109,067	$12,696	$-	$138,768

13. SUBSEQUENT EVENTS

On April 19 2011, Core Laboratories N.V. and Core Laboratories LP amended its Fifth Amended and Restated Credit Agreement (henceforth referred to as the “Amended Credit Agreement”) with various financial institutions which are parties to the Amended Credit Agreement (collectively, the “Lenders”), and Bank of America, N.A. as administrative agent for the Lenders and as a letter of credit issuing bank.

The Amended Credit Agreement primarily includes the following changes:

-	Increases the aggregate borrowing commitment under the existing credit facility from $125 million to $300 million;

-	In addition, the Amended Credit Agreement provides an option to increase the commitment under the credit facility to $350 million, if certain conditions are met.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2011 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Return to Index

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

Outlook

We continue our efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines.  We believe our market presence provides us a unique opportunity to service clients who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent activity levels, we believe that the current level of activities, workflows, and operating margins both outside North America and within North America will grow moderately during 2011.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

Return to Index

(Unaudited)	Three Months Ended March 31,				% Change
	2011		2010		2011/2010
REVENUE:
Services	$153,114	74%	$143,442	76%	7%
Product sales	53,619	26%	44,895	24%	19%
Total revenue	206,733	100%	188,337	100%	10%
OPERATING EXPENSES:
Cost of services*	100,732	66%	95,357	66%	6%
Cost of product sales*	36,018	67%	30,231	67%	19%
Total cost of services and product sales	136,750	66%	125,588	67%	9%
General and administrative expenses	9,524	5%	6,380	3%	49%
Depreciation and amortization	5,831	3%	5,754	3%	1%
Other (income), net	(1,871)	(1%)	(798)	-	134%
Operating income	56,499	27%	51,413	27%	10%
Loss on exchange of Senior Exchangeable Notes	629	-	-	-	100%
Interest expense	2,360	1%	4,059	2%	(42%)
Income before income tax expense	53,510	26%	47,354	25%	13%
Income tax expense	7,518	4%	15,068	8%	(50%)
Net income	45,992	22%	32,286	17%	42%
Net income (loss) attributable to non-controlling interest	(298)	-	81	-	(468%)
Net income attributable to Core Laboratories N.V.	$46,290	22%	$32,205	17%	44%

*Exclusive of depreciation and amortization expense, percentage based on applicable revenue rather than total revenue

Operating Results for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010 (unaudited)

Service Revenue

Service revenue increased to $153.1 million for the first quarter of 2011, up 7% when compared to $143.4 million for the first quarter of 2010.  The increase in service revenue was due, in part, to the increased demand for reservoir rock studies, reservoir fluids phase-behavior studies, and for crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide.  Our large scale core analyses and reservoir fluid projects combined with our fluid and derived products inspection, calibration and assay work continue to provide meaningful revenue streams in the Middle East, Asia-Pacific and the southern-Atlantic margins off the coasts of West Africa and Brazil.  Activity in North American shale plays, especially the liquid-rich plays, has also led to growth in reservoir characterization projects.

Product Sales Revenue

Revenue associated with product sales increased to $53.6 million for the first quarter of 2011, up 19 % from $44 .9 million for the first quarter of 2010. The increase in revenue was driven by the acceptance of and demand for our specialized completion products introduced over the last three years which has led to increased market share in North American natural gas and oil shale reservoirs and has increased market penetration in the Middle East, West Africa, and Asia-Pacific perforating markets.  These specialized optimizing technologies are focused on high-end well completion and stimulation programs mainly in the Haynesville, Marcellus, Montney and Eagle Ford shale plays and in multi-stage completions in the Bakken, Niobrara and Eagle Ford oil-shale plays. We are also providing high margin completion and recompletion technologies and services to be used in reworking major, giant, and super-giant fields in southern Iraq.

Cost of Services

Cost of services expressed as a percentage of service revenue was 66% for the quarter ended March 31, 2011, unchanged from the same period in 2010.

Return to Index

Cost of Product Sales

Cost of sales expressed as a percentage of product sales revenue was 67% for the quarter ended March 31, 2011, unchanged from the same period in 2010.

General and Administrative Expenses

General and administrative expenses totaled $9.5 million for the first quarter of 2011, up from the $6.4 million incurred in the first quarter of 2010, but up only slightly from $9.0 million in the previous quarter. The increase in general and administrative expenses was due to compensation related expenses.

Depreciation and Amortization Expense

Depreciation and amortization expense was $5.8 million for the first quarter of 2011, unchanged from the first quarter of 2010.

Other (Income), Net

Other (income) expense, net consisted of the following for the quarter ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
(Gain) on sale of assets	$(63)	$(31)
Foreign exchange (gain)	(512)	(91)
Interest income	(55)	(12)
Rents and royalties	(451)	(473)
Gain on insurance recovery	(710)	-
Other, net	(80)	(191)
Total other (income), net	$(1,871)	$(798)

During the third quarter of 2010, an office and laboratory facility was damaged by fire, resulting in the loss of the laboratory portion of the building, as well as some of the laboratory equipment.  The final settlement was reached in the first quarter of 2011, which resulted in a gain of $0.7 million.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
British Pound	$(91)	$258
Canadian Dollar	(419)	(385)
Euro	(66)	(30)
Mexican Peso	106	108
Russian Ruble	(195)	54
Other currencies, net	153	(96)
Total (gain)	$(512)	$(91)

Loss on Exchange of Senior Exchangeable Notes

Under the terms of the Notes, defined criteria was met which allowed the Notes to be early exchanged during the first quarter of 2011, and as a result the equity component of the Notes at March 31, 2011 was classified as temporary equity.  This balance combined with the debt amount reflects the amount that could result in cash settlement upon exchange.  We received ten requests to exchange 46,568 Notes during the first quarter of 2011 which were settled for $46.6 million in cash and 556,455 shares of our common stock, all of which were treasury shares, resulting in a loss of $0.6 million.  We also received five requests during the first quarter to exchange 808 Notes which we will settle during the second quarter upon completion of the requisite holding period per the Note Indenture agreement.

Return to Index

The same criteria was also met allowing the Notes to be early exchanged during the second quarter of 2011.  Subsequent to March 31, 2011, we have received an additional request to exchange five Notes which we will settle during the second quarter.

Interest Expense

Interest expense for the three months ended March 31, 2011 and 2010 was $2.4 million and $4.1 million, respectively, which included $2.2 million and $3.8 million, respectively, of non-cash interest expense due to the amortization of the discount on the Notes.  As 128,819 of our $1,000 principal amount Notes were exchanged between March 31, 2010 and March 31, 2011, the associated discount was moved to equity resulting in a lower amount of amortization to interest expense.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2011 and 2010 were 14.0% and 31.8%, respectively.  Included in income tax expense is the reversal in the quarter ended March 31, 2011 of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of recently concluded audits of prior year returns.  The liability reversal reflects the impact of positions sustained in certain audits.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,		% Change
	2011	2010	2011/2010
Revenues:	(Unaudited)
Reservoir Description	$107,621	$104,093	3%
Production Enhancement	82,098	68,844	19%
Reservoir Management	17,014	15,400	10%
Consolidated	$206,733	$188,337	10%

Operating income (loss):
Reservoir Description	$26,438	$25,084	5%
Production Enhancement	23,262	20,943	11%
Reservoir Management	6,664	5,620	19%
Corporate and Other1	135	(234)	NM
Consolidated	$56,499	$51,413	10%

(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 3%, or $3.5 million, to $107.6 million in the first quarter of 2011, compared to $104.1 million in the first quarter of 2010.  Although certain North African and Middle Eastern countries have been affected by political instability, this segment’s operations continued to benefit from large-scale core analyses and reservoir fluids characterization studies from Asia-Pacific areas, offshore West Africa and the Middle East, including Iraq, Kuwait, and the United Arab Emirates.  This segment continued to realize increased demand for reservoir fluids phase-behavior studies, and for crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide.

Operating income in the first quarter of 2011 increased by 5%, or $1.3 million, to $26.4 million compared to $25.1 million for the first quarter of 2010.  Operating margin for the quarter ended March 31, 2011 was 25%, compared to 24% for the same period in 2010. This segment continues to focus on emphasizing higher value, and thus higher margin services on internationally-based development and production-related crude oil projects in addition to de-emphasizing the more cyclical exploration-related projects.

Return to Index

Production Enhancement

Revenue from the Production Enhancement segment increased by 19%, or $13.3 million, to $82.1 million in the first quarter of 2011 compared to $68.8 million in the first quarter of 2010. The revenue increase was due to the increased market share of our perforating charges and gun systems particularly in markets relating to horizontal well developments of gas-shale and oil-shale reservoirs, as well as the second phase of a multi-phase field-flood monitoring project in offshore West Africa.

Operating income in the first quarter of 2011 increased by 11%, or $2.4 million, to $23.3 million from $20.9 million for the first quarter of 2010.  Operating margins decreased to 28% in the first quarter of 2011 compared to 30% for the same period in 2010.  The increase in operating income was primarily driven by our continued market penetration of higher-revenue services including our proprietary and patented diagnostic technologies, such as SpectraChem® Plus+, SpectraScan®, ZeroWash®, and our HERO™ line of perforating charges and gun systems and our new Horizontal Time-Delayed Ballistics Actuated Sequential Transfer (HTD Blast™) perforating system which is used for the perforation of extended-reach horizontal completions.  This segment also began providing completion and recompletion technologies and services to be used in the reworking of major, giant, and super-giant fields in southern Iraq.

Reservoir Management

Revenue from the Reservoir Management segment increased by 10% in the first quarter of 2011 compared to the first quarter of 2010.  The increase in revenue was due to ongoing interest in several of our existing multi-client reservoir studies including studies in the Montney Shale in northeastern British Columbia and northern Alberta, and the Eagle Ford Shale in south Texas, along with the continued participation in our North American Gas Shale Study and the increased participation in our Worldwide Oil and Natural Gas Shale Reservoir Study, which now contains shale cores from countries spanning the globe.  Increased revenue was also provided by our proprietary studies which parallel our joint-industry projects, including studies of offshore Ivory Coast, Ghana and Nigeria, a gas-shale reconnaissance project in Indonesia and detailed proprietary reservoir studies for several companies active in the Wolfberry play in West Texas.

Operating income in the first quarter of 2011 increased 19% to $6.7 million from $5.6 million for the first quarter of 2010. The increase in operating income was primarily related to growth in our consortium projects and the delivery of completed consortium projects.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,		% Change
	2011	2010	2011/2010
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$58,022	$62,366	(7%)
Less: capital expenditures	4,379	6,155	(29%)
Free cash flow	$53,643	$56,211	(5%)

Return to Index

The decrease in free cash flow in 2011 compared to 2010 was primarily attributable to a build-up of inventories as a result of higher demand in 2011 partially offset by an increase in net income and a decrease in capital expenditures.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,		% Change
	2011	2010	2011/2010
Cash provided by/(used in):	(Unaudited)
Operating activities	$58,022	$62,366	(7%)
Investing activities	(4,624)	(15,614)	(70%)
Financing activities	(107,267)	(89,029)	20%
Net change in cash and cash equivalents	$(53,869)	$(42,277)	27%

The decrease in cash flows provided by operating activities was primarily attributable to a build-up of inventories as a result of higher demand in 2011.

Cash flows used in investing activities were higher during the first quarter of 2010 due to an acquisition for $9.0 million.

The increase in cash flows used in financing activities primarily relates to the early exchange of the Notes.  We received 10 requests during the first quarter of 2011 to exchange 46,568 of our $1,000 face value Notes which were settled during the first quarter of 2011 for $46.6 million in cash and 556,455 shares of our common stock, all of which were treasury shares.  In the first quarter of 2011, our Board of Directors announced an increase of our quarterly dividend resulting in an increase of $8.6 million in dividends paid during the first quarter of 2011 over the same period of 2010.  This was partially offset by a decrease in the number of shares repurchased under our common share repurchase program.  In the first three months of 2011, we repurchased 550,765 shares for an aggregate price of $49.8 million compared to 703,902 shares for an aggregate price of $86.5 million during the same period in 2010.

Credit Facilities and Available Future Liquidity

In 2006, Core Laboratories LP, a wholly owned subsidiary of Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.

Under the terms of the Notes, defined criteria was met which allowed the Notes to be early exchanged during the first quarter of 2011, and as a result the equity component of the Notes at March 31, 2011 was classified as temporary equity.  This balance combined with the debt amount reflects the amount that could result in cash settlement upon exchange.  We received 10 requests to exchange 46,568 Notes during the first quarter of 2011 which were settled for $46.6 million in cash and 556,455 shares of our common stock, all of which were treasury shares, resulting in a loss of $0.6 million.  We also received five requests during the first quarter to exchange 808 Notes which we will settle during the second quarter upon completion of the requisite holding period per the Note Indenture agreement.

The same criteria was also met allowing the Notes to be early exchanged during the second quarter of 2011.  Subsequent to March 31, 2011, we have received an additional request to exchange five Notes which we will settle during the second quarter.

We maintain a revolving credit facility (the "Credit Facility") that allowed for an aggregate borrowing capacity of $125.0 million at March 31, 2011.  The Credit Facility also provided an option to increase the commitment under the Credit Facility to $200.0 million, if certain conditions are met.  Subsequently, on April 19, 2011, the Credit Facility was amended increasing the aggregate borrowing capacity to $300 million with an option to increase the commitment to $350 million if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.75% to a maximum of LIBOR plus 2.50%.  Any outstanding balance under the Credit Facility is due in December 2015 when the Credit Facility matures.  Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $14.1 million at March 31, 2011 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at March 31, 2011 was $110.9 million.  As of March 31, 2011, we had $17.8 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

Return to Index

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at March 31, 2011.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2011, we issued 556,445 shares of our common stock upon exchange by holders of $46.6 million aggregate principal amount of our Senior Exchangeable Notes.  Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)
January 1-31, 2011	378,545	$88.12	378,545	8,136,146
February 1-28, 2011 (1)	76,285	91.53	76,285	8,061,461
March 1-31, 2011 (2)	95,935	98.66	95,935	8,568,881
Total	550,765	$90.43	550,765

(1) Contains 336 shares valued at approximately $34 thousand, or $99.77 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in February 2011.
(2) Contains 5,935 shares valued at approximately $0.6 million, or $100.29 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in March 2011.
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

Item 3.  Other Information

The three named executives, Messrs. Demshur, Bergmark and Davis, have previously entered into Employment Agreements restated as of December 31, 2007. As previously disclosed, on March 1, 2010, those Employment Agreements were amended to increase the maximum bonus payable to Mr. Demshur from 150% to 175% and for Messrs. Bergmark and Davis from 100% to 125%.  On April 21, 2011, the Company and the three executives executed a second amendment to the Employment Agreements increasing the maximum bonus payable to Mr. Demshur from 175% to 200% and for Messrs. Bergmark and Davis from 125% to 150%. The 2011 amendments are filed herewith.

Return to Index

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Exhibit 3.1 filed on July 26, 2010 with 10-Q (File No. 001-14273)
10.1	-	Form of Amendment to Core Laboratories 2008 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based) 1	Filed herewith
10.2	-	Form of Amendment to Core Laboratories 2009 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based) 1	Filed herewith
10.3	-	Form of Amendment to Core Laboratories 2010 Non-Employee Director Restricted Performance Share Award Agreement (ROIC Based) 1	Filed herewith
10.4	-	Form of Core Laboratories 2011 Non-Employee Director Restricted Share Award Program Agreement1	Filed herewith
10.5	-	Form of Core Laboratories 2011 Performance Share Award Program Agreement (ROIC Based) 1	Filed herewith
10.6	-	Form of Core Laboratories 2010 Performance Share Award Program Agreement (ROIC Based) 1	Filed herewith
10.7	-	Amendment executed April 21, 2011 to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis1	Filed herewith
10.8	-	Amendment executed April 21, 2011 to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur1	Filed herewith
10.9	-	Amendment executed April 21, 2011 to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark1	Filed herewith
10.10	-	Core Laboratories N.V. Board Succession Plan, dated March 2, 2011	Form 8-K, March 7, 2011 (File No. 001-14273)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
1) Management contracts or compensatory plans or arrangements.

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	April 21, 2011	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index