Form 10-Q
period 2011-06-30
CORE LABORATORIES N V
filed 2011-07-29
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 28, 2011 was 46,585,151.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$24,561	$133,880
Accounts receivable, net of allowance for doubtful accounts of $3,731 and $3,396 at 2011 and 2010, respectively	160,208	154,726
Inventories, net	42,508	33,979
Prepaid expenses and other current assets	27,414	26,735
TOTAL CURRENT ASSETS	254,691	349,320
PROPERTY, PLANT AND EQUIPMENT, net	105,126	104,223
INTANGIBLES, net	8,202	8,660
GOODWILL	154,217	154,217
DEFERRED TAX ASSETS, net	6,802	—
OTHER ASSETS	23,195	19,622
TOTAL ASSETS	$552,233	$636,042
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$61,331	$44,710
Accrued payroll and related costs	28,087	28,621
Taxes other than payroll and income	9,116	7,796
Unearned revenue	22,830	20,181
Income tax payable	12,234	21,004
Short-term debt – Senior Exchangeable Notes	89,747	147,543
Other accrued expenses	12,753	9,498
TOTAL CURRENT LIABILITIES	236,098	279,353
DEFERRED COMPENSATION	24,001	21,241
DEFERRED TAX LIABILITIES, net	—	2,198
OTHER LONG-TERM LIABILITIES	37,749	32,046
COMMITMENTS AND CONTINGENCIES	—	—
EQUITY COMPONENT OF SHORT-TERM DEBT – SENIOR EXCHANGEABLE NOTES	2,183	8,864
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 49,739,912 issued and 46,483,989 outstanding at 2011 and 49,739,912 issued and 45,521,186 outstanding at 2010	1,397	1,397
Additional paid-in capital	—	—
Retained earnings	459,634	536,991
Accumulated other comprehensive income (loss)	(6,055)	(6,207)
Treasury shares (at cost), 3,255,923 at 2011 and 4,218,726 at 2010	(205,913)	(242,690)
Total Core Laboratories N.V. shareholders' equity	249,063	289,491
Non-controlling interest	3,139	2,849
TOTAL EQUITY	252,202	292,340
TOTAL LIABILITIES AND EQUITY	$552,233	$636,042
The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2011	2010
	(Unaudited)
REVENUE:
Services	$169,756	$153,010
Product sales	56,029	45,892
Total Revenue	225,785	198,902
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	112,001	96,411
Cost of product sales, exclusive of depreciation expense shown below	40,272	32,506
General and administrative expenses	9,757	9,211
Depreciation	5,507	5,430
Amortization	298	336
Other expense, net	147	1,288
OPERATING INCOME	57,803	53,720
Loss on exchange of Senior Exchangeable Notes	210	—
Interest expense	2,499	4,114
Income before income tax expense	55,094	49,606
Income tax expense	14,710	15,244
Net income	40,384	34,362
Net income (loss) attributable to non-controlling interest	(67)	146
Net income attributable to Core Laboratories N.V.	$40,451	$34,216
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.88	$0.77
Diluted earnings per share attributable to Core Laboratories N.V.	$0.83	$0.71
Cash dividends per share	$0.25	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,945	44,651
Diluted	48,662	47,957

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
REVENUE:
Services	$322,870	$296,452
Product sales	109,648	90,787
Total Revenue	432,518	387,239
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	212,733	191,768
Cost of product sales, exclusive of depreciation expense shown below	76,290	62,737
General and administrative expenses	19,281	15,591
Depreciation	11,047	10,849
Amortization	589	671
Other (income) expense, net	(1,724)	490
OPERATING INCOME	114,302	105,133
Loss on exchange of Senior Exchangeable Notes	839	—
Interest expense	4,859	8,173
Income before income tax expense	108,604	96,960
Income tax expense	22,228	30,312
Net income	86,376	66,648
Net income (loss) attributable to non-controlling interest	(365)	227
Net income attributable to Core Laboratories N.V.	$86,741	$66,421
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.90	$1.48
Diluted earnings per share attributable to Core Laboratories N.V.	$1.77	$1.40
Cash dividends per share	$0.50	$0.12
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,587	44,743
Diluted	48,942	47,396

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,376	$66,648
Adjustments to reconcile net income to net cash provided by operating activities:
Net (recovery) provision for doubtful accounts	40	811
Provisions for inventory obsolescence	357	298
Equity in earnings of affiliates	(117)	(239)
Stock-based compensation	5,923	3,836
Depreciation and amortization	11,636	11,520
Non-cash interest expense	4,144	7,735
(Gain) loss on sale of assets	(138)	8
Gain on insurance recovery	(779)	—
Loss on exchange of Senior Exchangeable Notes	839	—
Realization of pension obligation	152	171
(Increase) decrease in value of life insurance policies	(685)	765
Deferred income taxes	(10,735)	(8,822)
Changes in assets and liabilities:
Accounts receivable	(5,627)	(4,618)
Inventories	(8,886)	(1,876)
Prepaid expenses and other current assets	1,055	23,896
Other assets	(623)	(540)
Accounts payable	8,639	6,519
Accrued expenses	(2,080)	7,698
Other long-term liabilities	8,463	(2,450)
Net cash provided by operating activities	97,954	111,360
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,984)	(12,696)
Patents and other intangibles	(132)	(142)
Business Acquisitions	—	(9,000)
Proceeds from sale of assets	171	125
Proceeds from insurance recovery	884	—
Premiums on life insurance	(1,243)	(921)
Net cash used in investing activities	(12,304)	(22,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(64,477)	—
Stock options exercised	241	295
Excess tax benefits from stock-based compensation	2,289	798
Debt financing costs	(1,094)	—
Settlement of warrants	(57,777)	—
Non-controlling interest - contributions	895	—
Non-controlling interest - dividend	(240)	(181)
Dividends paid	(22,709)	(5,375)
Repurchase of common shares	(52,097)	(91,686)
Net cash used in financing activities	(194,969)	(96,149)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(109,319)	(7,423)
CASH AND CASH EQUIVALENTS, beginning of period	133,880	181,045
CASH AND CASH EQUIVALENTS, end of period	$24,561	$173,622

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interest has been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three and six months ended June 30, 2011 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2011.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2010 was derived from the 2010 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation.  These reclassifications had no impact on the reported net income for the three and six month periods ended June 30, 2011.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
	(Unaudited)
Finished goods	$31,843	$24,476
Parts and materials	8,716	6,727
Work in progress	1,949	2,776
Total inventories, net	$42,508	$33,979

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

                                                                    Return to Index

4.  DEBT

Debt is summarized in the following table (in thousands):

	June 30, 2011	December 31, 2010
	(Unaudited)
Senior exchangeable notes	$91,930	$156,407
Discount on senior exchangeable notes	(2,183)	(8,864)
Net senior exchangeable notes	$89,747	$147,543

In 2006, Core Laboratories LP, an entity 100% indirectly owned by Core Laboratories N.V., issued $300.0 million aggregate principal amount of Senior Exchangeable Notes (the "Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.  The Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis.

With the additional amortization of the discount on the Notes, the effective interest rate is 7.48% for the three and six month period ended June 30, 2011, which resulted in additional non-cash interest expense of $1.8 million and $3.9 million for the three months ended June 30, 2011 and 2010, respectively, and $4.0 million and $7.7 million for the six months ended June 30, 2011 and 2010, respectively.  Each Note carries a $1,000 principal amount and is exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances at an exchange price of $45.51 per share, or 21.9738 shares per Note.  Upon exchange, holders will receive cash for the principal amount plus any amount related to fractional shares, and any excess exchange value will be delivered in whole shares of Core Laboratories N.V. common stock at the completion of the valuation period as defined under our Notes agreement.  At June 30, 2011, the Notes were trading at 243% of their face value which is equivalent to $131.5 million of value in excess of the aggregate principal amount. At December 31, 2010, the Notes were trading at 197% of their face value which is equivalent to $151.7 million of value in excess of the aggregate principal amount.  There were 91,930 and 156,407 Notes outstanding at June 30, 2011 and December 31, 2010, respectively.

Under the terms of the Notes, defined criteria were met which allowed the Notes to be early exchanged during the second quarter of 2011, as it was during the first quarter of 2011, and as a result the equity component of the Notes at June 30, 2011 was classified as temporary equity.  This balance combined with the debt amount reflects the amount that could result in cash settlement upon exchange.  We received nine requests to exchange 17,909 Notes which were settled during the second quarter for $17.9 million in cash and 213,936 shares of our common stock, all of which were treasury shares, resulting in a loss of $0.2 million.  We also received five requests during the second quarter to exchange 888 Notes which we will settle during the third quarter upon completion of the requisite holding period per the Note Indenture agreement.

On April 19, 2011, we entered into an agreement for an amended revolving credit facility(the "Credit Facility") that we maintain that allowed for an aggregate borrowing capacity of $300.0 million at June 30, 2011. The Credit Facility also provided an option to increase the commitment under the Credit Facility to $350.0 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.75% to a maximum of LIBOR plus 2.50%.  Any outstanding balance under the Credit Facility is due in December 2015 when the Credit Facility matures.   Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $14.5 million at June 30, 2011 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at June 30, 2011 was $285.5 million.  As of June 30, 2011, we had $17.9 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at June 30, 2011.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

5.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees (the "Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.  We fund the future obligations of the Dutch Plan by purchasing investment contracts from a large multi-national insurance company.  The investment contracts

                                                                    Return to Index

are purchased annually and expire after five years at which time they are replaced with new contracts that are adjusted to include changes in the benefit obligation for the current year and redemption of the expired contracts.  We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2).  We make annual premium payments to the insurance company, based on each employee's age and current salary.

The following table summarizes the components of net periodic pension cost under this plan for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Service cost	$352	$304	$687	$627
Interest cost	454	352	886	728
Expected return on plan assets	(211)	(111)	(412)	(230)
Amortization of transition asset	(22)	(22)	(44)	(44)
Amortization of prior service cost	40	40	80	80
Amortization of net loss	84	95	168	189
Net periodic pension cost	$697	$658	$1,365	$1,350

During the six months ended June 30, 2011, we contributed approximately $1.9 million, as determined by the insurance company, to fund the estimated 2011 premiums on investment contracts held by the Dutch Plan.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value.  A participant's plan benefits include the participant's deferrals, the vested portion of the employer's contributions, and deemed investment gains and losses on such amounts. The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination.

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

(Unaudited)		Fair Value Measurement at
		June 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$10,156	$—	$10,156	$—
Liabilities:
Deferred compensation plan	$15,203	$2,932	$12,271	$—

                                                                    Return to Index

		Fair Value Measurement at
		December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$8,802	$—	$8,802	$—
Liabilities:
Deferred compensation plan	$13,063	$2,275	$10,788	$—

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

7.  EQUITY

During the three months ended June 30, 2011, we repurchased 23,409 of our common shares for $2.3 million. These shares were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the six months ended June 30, 2011, we repurchased 574,174 of our common shares for $52.1 million. Included in this total were rights to 29,680 shares valued at $2.9 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, employee stock awards, exchange of the Notes, or settlement of outstanding warrants.

In February and May 2011, we paid a quarterly dividend of $0.25 per share of common stock.  In addition, on July 12, 2011, we declared a quarterly dividend of $0.25 per share of common stock for shareholders of record on July 22, 2011 and payable on August 22, 2011.

In 2006, we sold warrants on our common shares, which have an exercise price of $61.25 per share, and will settle in January 2012.  The warrant agreement calls for the net value of these warrants to be settled with Core Laboratories N.V. common shares.

In May 2011, we reached an agreement with the holder of the warrants to accelerate the settlement of 25% of the warrants. This agreement called for the daily settlement of 82,402 warrants using an exercise price which was adjusted based on the daily volume weighted average price. During May and June 2011, we settled 1,648,040 of the outstanding warrants using a calculated exercise price which averaged $59.57 during the period. These settlements resulted in the distribution of 630,744 shares of treasury stock. There was a second agreement entered into during the first week of June 2011 with the holder of the warrants to accelerate the settlement of an additional 25% of the original number of warrants during the months of June and July 2011. During June 2011, we settled 1,565,638 warrants using a calculated exercise price which averaged $60.24 during the period. We had the option to settle this tranche of warrants with cash or shares. These settlements resulted in a distribution of $57.8 million in cash during June 2011 with an additional $8.0 million in cash and 37,692 shares distributed in July 2011.

The following table summarizes our changes in equity for the six months ended June 30, 2011 (in thousands):

                                                                    Return to Index

	Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling	Total
(Unaudited)	Shares	Capital	Earnings	Income (Loss)	Stock	Interest	Equity
December 31, 2010	$1,397	$—	$536,991	$(6,207)	$(242,690)	$2,849	$292,340
Stock options exercised	—	(1,377)	—	—	1,618	—	241
Stock based-awards	—	307	—	—	5,616	—	5,923
Tax benefit of stock-based awards issued	—	2,289	—	—	—	—	2,289
Repurchase of common shares	—	—	—	—	(52,097)	—	(52,097)
Dividends paid	—	—	(22,709)	—	—	—	(22,709)
Equity component of short-term debt	—	6,681	—	—	—	—	6,681
Exchange of Senior Exchangeable Notes	—	(5,031)	(40,311)	—	43,452	—	(1,890)
Settlement of warrants	—	(2,869)	(101,078)	—	38,188	—	(65,759)
Non-controlling interest contribution	—	—	—	—	—	895	895
Non-controlling interest dividends	—	—	—	—	—	(240)	(240)
Comprehensive income:
Amortization of deferred pension costs, net of tax	—	—	—	152	—		152
Net income (loss)	—	—	86,741	—	—	(365)	86,376
Total comprehensive income							86,528
June 30, 2011	$1,397	$—	$459,634	$(6,055)	$(205,913)	$3,139	$252,202

Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net income	$40,384	$34,362	$86,376	$66,648
Amortization of deferred pension costs, net of tax	76	86	152	171
Total comprehensive income	$40,460	$34,448	$86,528	$66,819

                                                                    Return to Index

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
	(Unaudited)
Prior service cost	$(793)	$(853)
Transition asset	292	324
Unrecognized net actuarial loss	(5,554)	(5,678)
Total accumulated other comprehensive income (loss)	$(6,055)	$(6,207)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	45,945	44,651	45,587	44,743
Effect of dilutive securities:
Stock options	23	55	24	56
Contingent shares	68	44	63	37
Restricted stock and other	230	568	274	550
Senior exchangeable notes	1,097	1,823	1,176	1,586
Warrants	1,299	816	1,818	424
Weighted average diluted common and potential common shares outstanding	48,662	47,957	48,942	47,396

In 2006, we sold warrants on our common shares, which have an exercise price of $61.25 per share, and will settle in January 2012.  The warrant agreement calls for the net value of these warrants to be settled with Core Laboratories N.V. common shares.

Included in the table above are 1,299,000 and 816,000 shares which were added to the share count for the three months ended June 30, 2011 and 2010, respectively, and 1,818,000 and 424,000 shares which were added to the share count for the six months ended June 30, 2011 and 2010, respectively, because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share for the three and six months ended June 30, 2011 and 2010.

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

                                                                    Return to Index

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011		2010	2011	2010
	(Unaudited)			(Unaudited)
(Gain) loss on sale of assets	$(75)		$39	$(138)	$8
Foreign exchange (gain) loss	(9)		1,712	(521)	1,621
Interest income	(30)		(130)	(85)	(142)
Rents and royalties	(382)		(218)	(833)	(700)
Gain on insurance recovery	(69)		—	(779)	—
Legal entity realignment	711	711	—	711	—
Other, net	1		(115)	(79)	(297)
Total other (income) expense, net	$147		$1,288	$(1,724)	$490

During the third quarter of 2010, an office and laboratory facility was damaged by fire, resulting in the loss of the laboratory portion of the building, as well as some of the laboratory equipment.  The final settlement was reached in the first quarter of 2011, which resulted in a gain of $0.8 million.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
British Pound	$44	$158	$(47)	$416
Canadian Dollar	(124)	149	(543)	(236)
Euro	41	1,619	(25)	1,589
Mexican Peso	36	(14)	142	94
Russian Ruble	(24)	(69)	(219)	(15)
Other currencies, net	18	(131)	171	(227)
Total (gain) loss	$(9)	$1,712	$(521)	$1,621

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended June 30, 2011 and 2010 were 26.7% and 30.7%, respectively.  The effective tax rates for year to date 2011 and 2010 were 20.5% and 31.3%, respectively. Included in income tax expense is the reversal in the six months ended June 30, 2011 of $10.4 million in tax liabilities provided over the period of 2007-2010 as a result of recently concluded audits of prior year returns.  The liability reversal reflects the impact of positions sustained in certain audits.

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

                                                                    Return to Index

Results for these business segments are presented below.  We use the same accounting policies to prepare our business segment results as are used to prepare our Consolidated Financial Statements.  We evaluate performance based on income or loss before income tax, interest and other non-operating income (expense). All interest and other non-operating income (expense) is attributable to the Corporate & Other area and is not allocated to specific business segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2011
Revenues from unaffiliated customers	$118,758	$88,787	$18,240	$—	$225,785
Inter-segment revenues	447	357	595	(1,399)	—
Segment operating income	26,629	24,500	7,307	(633)	57,803
Total assets	272,298	208,114	19,146	52,675	552,233
Capital expenditures	4,079	2,499	284	743	7,605
Depreciation and amortization	3,517	1,578	169	541	5,805
Three Months Ended June 30, 2010
Revenues from unaffiliated customers	$106,528	$79,717	$12,657	$—	$198,902
Inter-segment revenues	248	419	427	(1,094)	—
Segment operating income (loss)	25,074	26,152	3,672	(1,178)	53,720
Total assets	258,759	190,512	14,245	189,145	652,661
Capital expenditures	4,600	720	219	1,002	6,541
Depreciation and amortization	3,523	1,626	166	451	5,766
Six Months Ended June 30, 2011
Revenues from unaffiliated customers	$226,379	$170,885	$35,254	$—	$432,518
Inter-segment revenues	816	665	954	(2,435)	—
Segment operating income (loss)	53,067	47,762	13,971	(498)	114,302
Total assets	272,298	208,114	19,146	52,675	552,233
Capital expenditures	7,382	3,303	391	908	11,984
Depreciation and amortization	6,999	3,217	349	1,071	11,636
Six Months Ended June 30, 2010
Revenues from unaffiliated customers	$210,621	$148,561	$28,057	$—	$387,239
Inter-segment revenues	548	713	715	(1,976)	—
Segment operating income (loss)	50,215	47,095	9,292	(1,469)	105,133
Total assets	258,759	190,512	14,245	189,145	652,661
Capital expenditures	9,929	1,392	257	1,118	12,696
Depreciation and amortization	7,030	3,249	324	917	11,520
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

The following condensed consolidating financial information presents: balance sheets as of June 30, 2011 and December 31, 2010, statements of operations for each of the three and six months ended June 30, 2011 and 2010 and the statements of cash flows for each of the six months ended June 30, 2011 and 2010 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V., (c) the non-guarantor subsidiaries, (d) consolidating adjustments

                                                                    Return to Index

necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

                                                                    Return to Index

Condensed Consolidating Balance Sheets (Unaudited)
(In thousands)	June 30, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,240	$6,138	$9,183	$—	$24,561
Accounts receivable, net	281	35,209	124,718	—	160,208
Inventories, net	—	4,264	38,244	—	42,508
Prepaid expenses and other current assets	6,122	8,632	12,660	—	27,414
Total current assets	15,643	54,243	184,805	—	254,691
PROPERTY, PLANT AND EQUIPMENT, net	—	20,921	84,205	—	105,126
GOODWILL AND INTANGIBLES, net	46,986	15,445	99,988	—	162,419
INTERCOMPANY RECEIVABLES	18,720	89,185	397,713	(505,618)	—
INVESTMENT IN AFFILIATES	566,537	—	1,596,076	(2,161,801)	812
DEFERRED TAX ASSET	2,453	—	5,978	(1,629)	6,802
OTHER ASSETS	3,347	15,713	3,323	—	22,383
TOTAL ASSETS	$653,686	$195,507	$2,372,088	$(2,669,048)	$552,233
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,968	$8,974	$43,389	$—	$61,331
Short-term debt	—	89,747	—	—	89,747
Other accrued expenses	2,366	30,844	51,810	—	85,020
Total current liabilities	11,334	129,565	95,199	—	236,098
LONG-TERM DEBT	—	—	—	—	—
DEFERRED COMPENSATION	6,476	17,421	104	—	24,001
DEFERRED TAX LIABILITY	—	762	867	(1,629)	—
INTERCOMPANY PAYABLES	372,606	—	133,012	(505,618)	—
OTHER LONG-TERM LIABILITIES	14,207	2,963	20,579	—	37,749
Equity Component of Short-term Debt -Senior Exchangeable Notes	—	2,183	—	—	2,183
SHAREHOLDERS' EQUITY	249,063	42,613	2,119,188	(2,161,801)	249,063
NON-CONTROLLING INTEREST	—	—	3,139	—	3,139
TOTAL EQUITY	249,063	42,613	2,122,327	(2,161,801)	252,202
TOTAL LIABILITIES AND EQUITY	$653,686	$195,507	$2,372,088	$(2,669,048)	$552,233

                                                                    Return to Index

Condensed Consolidating Balance Sheets
(In thousands)	December 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,162	$88,612	$34,106	$—	$133,880
Accounts receivable, net	10	33,637	121,079	—	154,726
Inventories, net	—	4,127	29,852	—	33,979
Prepaid expenses and other current assets	5,641	9,437	11,657	—	26,735
	16,813	135,813	196,694	—	349,320
PROPERTY, PLANT AND EQUIPMENT, net	—	21,139	83,084	—	104,223
GOODWILL AND INTANGIBLES, net	46,986	15,838	100,053	—	162,877
INTERCOMPANY RECEIVABLES	21,749	164,945	242,754	(429,448)	—
INVESTMENT IN AFFILIATES	553,693	—	1,567,416	(2,120,414)	695
DEFERRED TAX ASSET	2,810	—	6,436	(9,246)	—
OTHER ASSETS	3,209	13,099	2,619	—	18,927
TOTAL ASSETS	$645,260	$350,834	$2,199,056	$(2,559,108)	$636,042
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$336	$5,144	$39,230	$—	$44,710
Short-term debt	—	147,543	—	—	147,543
Other accrued expenses	2,291	29,250	55,559	—	87,100
	2,627	181,937	94,789	—	279,353
DEFERRED COMPENSATION	6,159	14,981	101	—	21,241
DEFERRED TAX LIABILITY	—	11,444	—	(9,246)	2,198
INTERCOMPANY PAYABLES	333,651	—	95,797	(429,448)	—
OTHER LONG-TERM LIABILITIES	13,332	1,099	17,615	—	32,046
Equity Component of Short-term Debt -Senior Exchangeable Notes	—	8,864	—	—	8,864
SHAREHOLDERS' EQUITY	289,491	132,509	1,987,905	(2,120,414)	289,491
NON-CONTROLLING INTEREST	—	—	2,849	—	2,849
TOTAL EQUITY	289,491	132,509	1,990,754	(2,120,414)	292,340
TOTAL LIABILITIES AND EQUITY	$645,260	$350,834	$2,199,056	$(2,559,108)	$636,042

                                                                    Return to Index

Condensed Consolidating Statements of Operations (Unaudited)
(In thousands)	Three Months Ended June 30, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$—	$52,935	$172,850	$—	$225,785
Intercompany revenue	409	6,314	30,838	(37,561)	—
Earnings (loss) from consolidated affiliates	48,014	—	90,507	(138,521)	—
Total revenue	48,423	59,249	294,195	(176,082)	225,785
OPERATING EXPENSES
Operating costs	264	26,698	125,311	—	152,273
General and administrative expenses	1,971	7,784	2	—	9,757
Depreciation and amortization	—	1,599	4,206	—	5,805
Other (income) expense, net	814	3,664	29,915	(34,246)	147
Operating income	45,374	19,504	134,761	(141,836)	57,803
Loss on exchange of Senior Exchangeable Notes	—	210	—	—	210
Interest expense	—	24,256	—	(21,757)	2,499
Income (loss) before income tax expense	45,374	(4,962)	134,761	(120,079)	55,094
Income tax expense (benefit)	4,923	(8,436)	18,223	—	14,710
Net income	40,451	3,474	116,538	(120,079)	40,384
Net income (loss) attributable to non-controlling interest	—	—	(67)	—	(67)
Net income (loss) attributable to Core Laboratories	$40,451	$3,474	$116,605	$(120,079)	$40,451

                                                                    Return to Index

Condensed Consolidating Statements of Operations (Unaudited)
(In thousands)	Six Months Ended June 30, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$—	$100,735	$331,783	$—	$432,518
Intercompany revenue	769	11,695	70,894	(83,358)	—
Earnings (loss) from consolidated affiliates	86,708	—	70,803	(157,511)	—
Total revenue	87,477	112,430	473,480	(240,869)	432,518
OPERATING EXPENSES
Operating costs	558	51,997	236,468	—	289,023
General and administrative expenses	4,615	14,654	12	—	19,281
Depreciation and amortization	—	3,229	8,407	—	11,636
Other (income) expense, net	943	6,609	56,342	(65,618)	(1,724)
Operating income	81,361	35,941	172,251	(175,251)	114,302
Loss on exchange of Senior Exchangeable Notes	—	839	—	—	839
Interest expense	—	83,009	—	(78,150)	4,859
Income (loss) before income tax expense	81,361	(47,907)	172,251	(97,101)	108,604
Income tax expense (benefit)	(5,380)	10,991	16,617	—	22,228
Net income	86,741	(58,898)	155,634	(97,101)	86,376
Net income (loss) attributable to non-controlling interest	—	—	(365)	—	(365)
Net income (loss) attributable to Core Laboratories	$86,741	$(58,898)	$155,999	$(97,101)	$86,741

                                                                    Return to Index

Condensed Consolidating Statements of Cash Flows (Unaudited)
(In thousands)	Six Months Ended June 30, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$128,131	$(14,422)	$(15,755)	$—	$97,954
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(1,256)	(10,728)	—	(11,984)
Patents and other intangibles	—	(16)	(116)	—	(132)
Proceeds from sale of assets	—	34	137	—	171
Proceeds from insurance recovery	—	—	884	—	884
Premiums on life insurance	—	(1,243)	—	—	(1,243)
Net cash used in investing activities	—	(2,481)	(9,823)	—	(12,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	—	(64,477)	—	—	(64,477)
Stock options exercised	241	—	—	—	241
Excess tax benefits from stock-based compensation	2,289	—	—	—	2,289
Debt financing costs	—	(1,094)	—	—	(1,094)
Settlement of Warrants	(57,777)	—	—	—	(57,777)
Non-controlling interest - contributions	—	—	895	—	895
Non-controlling interest - dividends	—	—	(240)	—	(240)
Dividends paid	(22,709)	—	—	—	(22,709)
Repurchase of common shares	(52,097)	—	—	—	(52,097)
Net cash provided by (used in) financing activities	(130,053)	(65,571)	655	—	(194,969)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,922)	(82,474)	(24,923)	—	(109,319)
CASH AND CASH EQUIVALENTS, beginning of period	11,162	88,612	34,106	—	133,880
CASH AND CASH EQUIVALENTS, end of period	$9,240	$6,138	$9,183	$—	$24,561

                                                                    Return to Index

Condensed Consolidating Statements of Operations (Unaudited)
(In thousands)	Three Months Ended June 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$—	$48,386	$150,516	$—	$198,902
Intercompany revenue	379	7,619	35,451	(43,449)	—
Earnings from consolidated affiliates	37,709	—	115,745	(153,454)	—
Total revenue	38,088	56,005	301,712	(196,903)	198,902
OPERATING EXPENSES
Operating costs	322	25,237	103,358	—	128,917
General and administrative expenses	2,147	7,060	4	—	9,211
Depreciation and amortization	—	1,554	4,212	—	5,766
Other (income) expense, net	992	3,411	29,884	(32,999)	1,288
Operating income	34,627	18,743	164,254	(163,904)	53,720
Loss on exchange of Senior Exchangeable Notes	—	—	—	—	—
Interest expense	—	4,112	2	—	4,114
Income before income tax expense	34,627	14,631	164,252	(163,904)	49,606
Income tax expense (benefit)	411	5,992	8,841	—	15,244
Net income	34,216	8,639	155,411	(163,904)	34,362
Net income attributable to non-controlling interest	—	—	146	—	146
Net income attributable to Core Laboratories	$34,216	$8,639	$155,265	$(163,904)	$34,216

                                                                    Return to Index

Condensed Consolidating Statements of Operations (Unaudited)
(In thousands)	Six Months Ended June 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$—	$93,547	$293,692	$—	$387,239
Intercompany revenue	667	12,206	70,960	(83,833)	—
Earnings from consolidated affiliates	72,898	—	216,504	(289,402)	—
Total revenue	73,565	105,753	581,156	(373,235)	387,239
OPERATING EXPENSES
Operating costs	712	50,221	203,572	—	254,505
General and administrative expenses	4,314	11,270	7	—	15,591
Depreciation and amortization	—	3,112	8,408	—	11,520
Other (income) expense, net	857	5,002	58,192	(63,561)	490
Operating income	67,682	36,148	310,977	(309,674)	105,133
Interest expense	—	8,167	6	—	8,173
Income before income tax expense	67,682	27,981	310,971	(309,674)	96,960
Income tax expense (benefit)	1,261	11,474	17,577	—	30,312
Net income	66,421	16,507	293,394	(309,674)	66,648
Net income attributable to non-controlling interest	—	—	227	—	227
Net income attributable to Core Laboratories	$66,421	$16,507	$293,167	$(309,674)	$66,421

                                                                    Return to Index

Condensed Consolidating Statements of Cash Flows (Unaudited)
(In thousands)	Six Months Ended June 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$54,349	$44,964	$12,047	$—	$111,360
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(2,918)	(9,778)	—	(12,696)
Patents and other intangibles	—	—	(142)	—	(142)
Acquisitions, net of cash	—	(9,000)	—	—	(9,000)
Proceeds from sale of assets	—	11	114	—	125
Premiums on life insurance	—	(921)	—	—	(921)
Net cash used in investing activities	—	(12,828)	(9,806)	—	(22,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock options exercised	295	—	—	—	295
Excess tax benefit from stock-based payments	798	—	—	—	798
Non-controlling interest - dividends	—	—	(181)	—	(181)
Dividends paid	(5,375)	—	—	—	(5,375)
Repurchase of common shares	(91,686)	—	—	—	(91,686)
Net cash used in financing activities	(95,968)	—	(181)	—	(96,149)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(41,619)	32,136	2,060	—	(7,423)
CASH AND CASH EQUIVALENTS, beginning of period	73,998	95,048	11,999	—	181,045
CASH AND CASH EQUIVALENTS, end of period	$32,379	$127,184	$14,059	$—	$173,622

13. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued ASU 2011-04) which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05which provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2011 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Form 10-Q, are forward-looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, no assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While we believe that these statements are and will be accurate, our actual results and experience may differ materially from the anticipated results or other expectations expressed in our statements due to a variety of risks and uncertainties.

The oil and gas industry is highly cyclical and demand for the majority of our oilfield products and services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our products and services, which are summarized as:

•general and economic business conditions;
•market prices of oil and gas and expectations about future prices;

                                                                    Return to Index

•cost of producing oil and natural gas;
•the level of drilling and production activity;
•mergers, consolidations and downsizing among our clients;
•coordination by OPEC;
•the impact of commodity prices on the expenditure levels of our clients;
•financial condition of our client base and their ability to fund capital expenditures;
•the physical effects of climatic change, including adverse weather or geologic/geophysical conditions;

•	the adoption of legal requirements or taxation relating to climate change that lower the demand for petroleum-based fuels;
•civil unrest or political uncertainty in oil producing or consuming countries;
•level of consumption of oil, gas and petrochemicals by consumers;
•changes in existing laws, regulations, or other governmental actions;
•the business opportunities (or lack thereof) that may be presented to and pursued by us;
•availability of services and materials for our clients to grow their capital expenditures; and
•availability of materials and equipment from key suppliers.

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent activity levels, we believe that the current level of activities, workflows, and operating margins both outside North America and within North America will grow moderately during the remainder of 2011. Because of high demand and a fire at a raw materials supplier, shortages of some high performance specialty steel tubulars used with the Company's perforating systems may occur in the third quarter of 2011. The Company has added additional suppliers but lead times required for the specialty steel production could delay receipt of the supplies needed to meet third quarter demand. Therefore, third quarter 2011 revenue and operating income for our Production Enhancement operations may be negatively affected.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

                                                                    Return to Index

(Unaudited)	Three Months Ended June 30,				% Change
	2011		2010		2011/2010
REVENUE:
Services	$169,756	75%	$153,010	77%	11%
Product sales	56,029	25%	45,892	23%	22%
Total revenue	225,785	100%	198,902	100%	14%
OPERATING EXPENSES:
Cost of services*	112,001	66%	96,411	63%	16%
Cost of product sales*	40,272	72%	32,506	71%	24%
Total cost of services and product sales	152,273	67%	128,917	65%	18%
General and administrative expenses	9,757	4%	9,211	5%	6%
Depreciation and amortization	5,805	3%	5,766	3%	1%
Other (income), net	147	—%	1,288	1%	(89)%
Operating income	57,803	26%	53,720	27%	8%
Loss on exchange of Senior Exchangeable Notes	210	—%	—	—%	—%
Interest expense	2,499	1%	4,114	2%	(39)%
Income before income tax expense	55,094	24%	49,606	25%	11%
Income tax expense	14,710	7%	15,244	8%	(4)%
Net income	40,384	18%	34,362	17%	18%
Net income (loss) attributable to non-controlling interest	(67)	—%	146	—%	(146)%
Net income attributable to Core Laboratories N.V.	$40,451	18%	$34,216	17%	18%
* Percentage based on applicable revenue rather than total revenue

(Unaudited)	Six Months Ended June 30,				% Change
	2011		2010		2011/2010
REVENUE:
Services	322,870	75%	$296,452	77%	9%
Product sales	109,648	25%	90,787	23%	21%
Total revenue	432,518	100%	387,239	100%	12%
OPERATING EXPENSES:
Cost of services*	212,733	66%	191,768	65%	11%
Cost of product sales*	76,290	70%	62,737	69%	22%
Total cost of services and product sales	289,023	67%	254,505	66%	14%
General and administrative expenses	19,281	4%	15,591	4%	24%
Depreciation and amortization	11,636	3%	11,520	3%	1%
Other (income), net	(1,724)	—%	490	—%	(452)%
Operating income	114,302	26%	105,133	27%	9%
Loss on exchange of Senior Exchangeable Notes	839	—%	—	—%	—%
Interest expense	4,859	1%	8,173	2%	(41)%
Income before income tax expense	108,604	25%	96,960	25%	12%
Income tax expense	22,228	5%	30,312	8%	(27)%
Net income	86,376	20%	66,648	17%	30%
Net income (loss) attributable to non-controlling interest	(365)	—%	227	—%	(261)%
Net income attributable to Core Laboratories N.V.	86,741	20%	$66,421	17%	31%
* Percentage based on applicable revenue rather than total revenue

                                                                    Return to Index

Operating Results for the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010 (unaudited)

Service Revenue

Service revenue increased to $169.8 million for the second quarter of 2011, up 11% when compared to $153.0 million for the second quarter of 2010.  For the six months ended June 30, 2011, service revenue increased 9% to $322.9 million compared to $296.5 million for the respective period in 2010. The increase in service revenue was due to the increases in reservoir rock and reservoir fluids phase-behavior studies of 14% and 12% and in crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide of 16% and 10% for the comparable three and six months ended June 30, 2011 and 2010, respectively.  Our large scale core analyses and reservoir fluid projects combined with our fluid and derived products inspection, calibration and assay work continue to provide meaningful revenue streams in the Middle East, Asia-Pacific and off the coasts of Africa showing increases of 19%, 21% and 13%, respectively, for the second quarter 2011 compared to the same period in 2010, and 13%, 21% and 7%, respectively, for the six months ended June 30, 2011 compared to 2010.

Product Sales Revenue

Revenue associated with product sales increased to $56.0 million for the second quarter of 2011, up 22% from $45.9 million for the second quarter of 2010. For the six months ended June 30, 2011, product sale revenues increased 21% to $109.6 million compared to $90.8 million for the same period in 2010. The increase in revenue was driven by the acceptance of and demand for our specialized completion products in North American natural gas and oil shale reservoirs demonstrated by an increase of 34% and 27% for the comparable three and six months ended June 30, 2011 and 2010, respectively.   These specialized optimizing technologies are focused on high-end well completion and stimulation programs mainly in the Haynesville, Marcellus, Montney and Eagle Ford shale plays and in multi-stage completions in the Bakken, Niobrara and Eagle Ford oil-shale plays. We are also providing completion and recompletion technologies and services to be used in reworking major, giant, and super-giant fields in southern Iraq.

Cost of Services

Cost of services expressed as a percentage of service revenue was 66% for the quarter ended June 30, 2011, up from 63% in the same period in 2010 due to a charge taken during the second quarter of 2011 for one-time severance and other personnel costs. For the six months ended June 30, 2011, cost of services expressed as a percentage of service revenue was 66% as compared to 65% for the same period in 2010.

Cost of Product Sales

Cost of sales expressed as a percentage of product sales revenue was 72% for the quarter ended June 30, 2011, up slightly from 71% during the same period in 2010. For the six months ended June 30, 2011, cost of product sales expressed as a percentage of sales revenue was 70%, up from 69% for the same period in 2010.

General and Administrative Expenses

General and administrative expenses totaled $9.8 million for the second quarter of 2011, up from the $9.2 million incurred in the second quarter of 2010. The increase in general and administrative expenses was primarily due to charges incurred for compensation related expenses. For the six months ended June 30, 2011, general and administrative expenses were 4% of revenue at $19.3 million compared to $15.6 million, also 4% of revenue, for the same period in 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense was $5.8 million for the second quarter of 2011, unchanged from the second quarter of 2010. For the six months ended June 30, 2011, depreciation and amortization expense was $11.6 million, an increase of $0.1 million from the six months ended June 30, 2010.

Other (Income) Expense, Net

Other (income) expense, net consisted of the following for the quarter and six months ended June 30, 2011 and 2010 (in thousands):

                                                                    Return to Index

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$(75)	$39	$(138)	$8
Foreign exchange (gain) loss	(9)	1,712	(521)	1,621
Interest income	(30)	(130)	(85)	(142)
Rents and royalties	(382)	(218)	(833)	(700)
Gain on insurance recovery	(69)	—	(779)	—
Legal entity realignment	711	—	711	—
Other, net	1	(115)	(79)	(297)
Total other (income) expense, net	$147	$1,288	$(1,724)	$490

During the third quarter of 2010, an office and laboratory facility was damaged by fire, resulting in the loss of the laboratory portion of the building, as well as some of the laboratory equipment.  The final settlement was reached in the first quarter of 2011, which resulted in a gain of $0.8 million.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Unaudited)		(Unaudited)
British Pound	44	158	(47)	416
Canadian Dollar	(124)	149	(543)	(236)
Euro	41	1,619	(25)	1,589
Mexican Peso	36	(14)	142	94
Russian Ruble	(24)	(69)	(219)	(15)
Other currencies, net	18	(131)	171	(227)
Total (gain) loss	(9)	1,712	(521)	1,621

Loss on Exchange of Senior Exchangeable Notes

Under the terms of the Notes, defined criteria were met which allowed the Notes to be early exchanged during the second quarter of 2011, as it was during the first quarter of 2011, and as a result the equity component of the Notes at June 30, 2011 was classified as temporary equity.  This balance combined with the debt amount reflects the amount that could result in cash settlement upon exchange.  We received nine requests to exchange 17,909 Notes which were settled during the second quarter of 2011 for $17.9 million in cash and 213,936 shares of our common stock, all of which were treasury shares, resulting in a loss of $0.2 million.  We also received five requests during the second quarter of 2011 to exchange 888 Notes which we will settle during the third quarter upon completion of the requisite holding period per the Note Indenture agreement.

Interest Expense

Interest expense for the three months ended June 30, 2011 and 2010 was $2.5 million and $4.1 million, respectively, which included $1.8 million and $3.9 million, respectively, of non-cash interest expense due to the amortization of the discount on the Notes.  Interest expense for the six months ended June 30, 2011 and 2010 was $4.9 million and $8.2 million, respectively, which included $4.0 million and $7.7 million, respectively, of non-cash interest expense due to the amortization of the discount on the Notes.  As 146,728 of our $1,000 principal amount Notes were exchanged between June 30, 2010 and June 30, 2011, the associated discount was moved to equity resulting in a lower amount of amortization to interest expense.

Income Tax Expense

The effective tax rates for the three months ended June 30, 2011 and 2010 were 26.7% and 30.7%, respectively, due to a mix of earnings in various tax jurisdictions.  The effective tax rates for year to date 2011 and 2010 were 20.5% and 31.3%, respectively. Included in income tax expense is the reversal in the six months ended June 30, 2011 of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of recently concluded audits of prior year returns.  The liability

                                                                    Return to Index

reversal reflects the impact of positions sustained in certain audits.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		% Change
	2011	2010	2011/2010
Revenues:	(Unaudited)
Reservoir Description	$118,758	$106,528	11%
Production Enhancement	88,787	79,717	11%
Reservoir Management	18,240	12,657	44%
Consolidated	$225,785	$198,902	14%
Operating income (loss):
Reservoir Description	$26,629	$25,074	6%
Production Enhancement	24,500	26,152	(6)%
Reservoir Management	7,307	3,672	99%
Corporate and Other[1]	(633)	(1,178)	NM
Consolidated	$57,803	$53,720	8%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Six Months Ended June 30,		% Change
	2011	2010	2011/2010
Revenues:	(Unaudited)
Reservoir Description	$226,379	$210,621	7%
Production Enhancement	170,885	148,561	15%
Reservoir Management	35,254	28,057	26%
Consolidated	$432,518	$387,239	12%
Operating income (loss):
Reservoir Description	$53,067	$50,215	6%
Production Enhancement	47,762	47,095	1%
Reservoir Management	13,971	9,292	50%
Corporate and Other[1]	(498)	(1,469)	NM
Consolidated	$114,302	$105,133	9%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 11%, or $12.2 million, to $118.8 million in the second quarter of 2011, compared to $106.5 million in the second quarter of 2010.  For the six months ended June 30, 2011, revenues increased 7%, or $15.8 million, to $226.4 million from $210.6 million for the six months ended June 30, 2010. This segment’s operations, which are more focused on international crude-oil related products, continue to focus on large-scale core analyses and reservoir fluids characterization studies from Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Iraq, Kuwait, and the United Arab Emirates.  This segment continued to realize increased

                                                                    Return to Index

demand of 12% for reservoir fluids phase-behavior studies, and of 6% for crude oil testing, inspection, distillation, assay, fractionation and characterization projects worldwide.

Operating income in the second quarter of 2011 increased by 6%, or $1.6 million, to $26.6 million compared to $25.1 million for the second quarter of 2010.  Operating income for the six months ended June 30, 2011 increased by 6%, or $2.9 million, to $53.1 million. Operating margin for the quarter ended June 30, 2011 was 22%, compared to 24% for the same period in 2010 due to a charge taken during the second quarter of 2011 for one-time severance and other personnel costs. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased by 11%, or $9.1 million, to $88.8 million in the second quarter of 2011 compared to $79.7 million in the second quarter of 2010. Revenues increased by 15%, or $22.3 million, to $170.9 million for the six months ended June 30, 2011 compared to $148.6 million for the same period in 2010. The revenue increase was due to increased sales of our completion products and gun systems particularly in markets relating to horizontal well developments of gas-shale and oil-shale reservoirs of 33% and 30% for the three and six months ended June 30, 2011, respectively, when compared to the same periods in 2010 . The average number of horizontal rigs operating per month in North America, as reported by Baker Hughes Incorporated, increased to 1,040 during the second quarter of 2011 from 780 in the second quarter of 2010 and increased to 1,000 for the six months ended June 30, 2011 from 720 during the same period in 2010. Demand for our Horizontal Time-Delayed Ballistics Actuated Sequential Transfer (HTD-Blast™) technology in the Eagle Ford, Niobrara, and Granite Wash formations and for horizontal unconventional crude-oil plays in West Texas increased 51% and 91% for the three and six months ended June 30, 2011, respectively, over the same periods in 2010. In addition, we have increased our investment in inventory by 25% during the six months ended June 30, 2011. Because of high demand and a fire at a raw materials supplier, additional suppliers for high performance specialty steel tubulars have been added for delivery in the third quarter of 2011.

Operating income in the second quarter of 2011 decreased by 6%, or $1.7 million, to $24.5 million from $26.2 million for the second quarter of 2010.  Operating margins decreased to 28% in the second quarter of 2011 compared to 33% for the same period in 2010.   Operating margins were adversely affected during the second quarter of 2011 by a number of transitory issues including weather-related project delays in the Bakken shale region and delays of specific international field-flood diagnostic projects. For the six months ended June 30, 2011, operating income increased to $47.8 million, an increase of 1% over the same period in 2010. The increase in operating income from 2010 to 2011 was primarily driven by increased revenue from services related to our proprietary and patented diagnostic technologies, such as SpectraChem® Plus+, SpectraScan®, ZeroWash®, our HERO™ line of perforating charges and gun systems and our HTD-Blast™ perforating system which is used for the perforation of extended-reach horizontal completions.

Reservoir Management

Revenue from the Reservoir Management segment increased by 44%, to $18.2 million, in the second quarter of 2011 compared to $12.7 million for the second quarter of 2010.  Revenues for the six months ended June 30, 2011 were $35.3 million, an increase of 26% from $28.1 million for the same period in 2010. The increase in revenue was due to ongoing interest in several of our existing multi-client reservoir studies as revenues from the North American Gas Shale Study increased 74%, the Marcellus Shale Evaluation study increased 66% and the Haynesville & Bossier Shale Evaluation study increased 43% during the second quarter of 2011 compared to the second quarter of 2010. Revenues from the North American Shale Study increased 71% for the six month period ended June 30, 2011 compared to the same period in 2010.

Operating income in the second quarter of 2011 increased 99% to $7.3 million from $3.7 million for the second quarter of 2010. For the six months ended June 30, 2011, operating income was $14.0 million, compared to $9.3 million for the same period in 2010. Operating margins increased to 40% in the second quarter of 2011 compared to 29% for the same period in 2010. The increase in operating income was related to growth in our consortium projects and the delivery of completed consortium projects. During the six months ended June 30, 2011, the total number of participants for all studies increased by 77 members from the same date in 2010, a 32% increase, including a 67% increase in the number of participants in our Global Shale study, a 31% increase in our Eagle Ford Shale study and a 17% increase in our Marcellus Shale study. In addition, we have added 44 participants into four new studies which began after June 30, 2010

Liquidity and Capital Resources

General

                                                                    Return to Index

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,		% Change
	2011	2010	2011/2010
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$97,954	$111,360	(12)%
Less: capital expenditures	11,984	12,696	(6)%
Free cash flow	$85,970	$98,664	(13)%

The decrease in free cash flow in 2011 compared to 2010 was primarily attributable to an increase in inventory in order to stock three new warehouses which were opened in 2011 and a utilization of income tax receivables in 2010. This was partially offset by an increase in net income and a decrease in capital expenditures.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2011 and 2010 (in thousands):

	Six Months Ended June 30,		% Change
	2011	2010	2011/2010
Cash provided by/(used in):	(Unaudited)
Operating activities	$97,954	$111,360	(12)%
Investing activities	(12,304)	(22,634)	(46)%
Financing activities	(194,969)	(96,149)	103%
Net change in cash and cash equivalents	$(109,319)	$(7,423)	1,373%

The decrease in cash flows provided by operating activities was the result of an increase in inventory in order to stock three new warehouses which were opened in 2011 and a utilization of income tax receivables in 2010.

Cash flows used in investing activities were higher during the six months ended June 30, 2010 primarily due to an acquisition for $9.0 million.

The increase in cash flows used in financing activities was caused by three types of transactions: the early exchange of our Notes, early settlement of our outstanding warrants and an increase in cash dividends.

We received nine requests to exchange 17,909 of our $1,000 face value Notes which were settled during the second quarter of 2011 for $17.9 million in cash and 213,936 treasury shares. During the second quarter of 2011, we accelerated the settlement of approximately 25% of our outstanding warrants resulting in a cash payment of $57.8 million. In the first quarter of 2011, our Board of Directors announced an increase of our quarterly dividend resulting in an increase of $17.3 million in

                                                                    Return to Index

dividends paid during the first six months of 2011 over the same period of 2010.

The increased uses of cash described above were partially offset by a decrease in the number of shares repurchased under our common share repurchase program.  In the first six months of 2011, we repurchased 574,174 shares for an aggregate price of $52.1 million compared to 1,483,280 shares for an aggregate price of $91.7 million during the same period in 2010.

Credit Facilities and Available Future Liquidity

In 2006, Core Laboratories LP, an entity 100% indirectly owned by Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.

Under the terms of the Notes, defined criteria was met which allowed the Notes to be early exchanged during the second quarter of 2011, as it was during the first quarter of 2011, and as a result the equity component of the Notes at June 30, 2011 was classified as temporary equity.  This balance combined with the debt amount reflects the amount that could result in cash settlement upon exchange.  We received nine requests to exchange 17,909 Notes during the first and second quarters of 2011 which were settled for $17.9 million in cash and 213,936 shares of our common stock, all of which were treasury shares, resulting in a loss of $0.2 million.  We also received five requests during the second quarter to exchange 888 Notes which we will settle during the third quarter upon completion of the requisite holding period per the Note Indenture agreement.

We maintain a revolving credit facility (the "Credit Facility") that allowed for an aggregate borrowing capacity of $300.0 million at June 30, 2011. The Credit Facility also provided an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.75% to a maximum of LIBOR plus 2.50%.  Any outstanding balance under the Credit Facility is due in December 2015 when the Credit Facility matures.   Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $14.5 million at June 30, 2011 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at June 30, 2011 was $285.5 million.  As of June 30, 2011, we had $17.9 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at June 30, 2011.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Recent Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04) which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.
In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December

                                                                    Return to Index

15, 2011, with early adoption permitted. We will adopt this pronouncement for our fiscal year beginning January 1, 2012.

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

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2011, we issued 213,936 shares of our common stock upon exchange by holders of $17.9 million aggregate principal amount of our Senior Exchangeable Notes and we issued 630,744 shares of our common stock upon the accelerated settlement of 1,648,040 of our warrants.  Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)
April 30, 2011 (1)	10,475	$103.71	10,475	8,608,003
May 31, 2011 (2)	12,934	93.22	12,934	9,136,546
June 30, 2011	—	—	—	9,477,494
Total	23,409	$97.92	23,409

(1) Contains 10,475 shares valued at approximately $1.1 million, or $103.71 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in April 2011.
(2) Contains 12,934 shares valued at approximately $1.2 million, or $93.22 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in May 2011.
(3) In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months.  This authorization was renewed at subsequent annual or special shareholder meetings.  At our annual shareholders’ meeting on May 19, 2011, following a change in Dutch law that permitted us to repurchase up to 50% of our issued share capital in open market purchases, subject to shareholder approval, our shareholders authorized an extension to repurchase 10% of our issued share capital through November 19, 2012 and an additional 15.6% of our issued share capital until March 12, 2012 to fulfill obligations relating to the Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

                                                                    Return to Index

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Exhibit 3.1 filed on July 26, 2010 with 10-Q (File No. 001-14273)
4.1	-	Warrant Confirmation Amendment Agreement between Core Laboratories N.V. and Citibank, N.A., dated May 4, 2011	Form 8-K, May 10, 2011 (File No. 001-14273)
4.2	-	Second Warrant Confirmation Amendment Agreement between Core Laboratories N.V. and Citibank, N.A., dated June 6, 2011	Form 8-K, June 9, 2011 (File No. 001-14273)
10.1	-
Amendment No. 1 to the Fifth Amended and Restated Credit Agreement, dated as of April 19, 2011, among Core Laboratories LP and the lenders party thereto and Bank of America, N.A., as administrative agent
Form 8-K, April 21, 2011 (File No. 001-14273)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	XBRL Instance Document	Filed herewith
101.SCH	-	XBRL Schema Document	Filed herewith
101.CAL	-	XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	XBRL Label Linkbase Document	Filed herewith
101.PRE	-	XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	XBRL Definition Linkbased Document	Filed herewith

                                                                    Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.
		By:	Core Laboratories International B.V., its
Managing Director

Date:	July 29, 2011	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index