Form 10-Q
period 2011-09-30
CORE LABORATORIES N V
filed 2011-10-25
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 24, 2011 was 46,626,678.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2011	December 31, 2010
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$17,021	$133,880
Accounts receivable, net of allowance for doubtful accounts of $3,461 and $3,396 at 2011 and 2010, respectively	157,594	154,726
Inventories	52,536	33,979
Prepaid expenses and other current assets	27,272	26,735
TOTAL CURRENT ASSETS	254,423	349,320
PROPERTY, PLANT AND EQUIPMENT, net	110,025	104,223
INTANGIBLES, net	7,969	8,660
GOODWILL	162,326	154,217
DEFERRED TAX ASSETS, net	6,586	—
OTHER ASSETS	21,572	19,622
TOTAL ASSETS	$562,901	$636,042
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$46,776	$44,710
Accrued payroll and related costs	30,470	28,621
Taxes other than payroll and income	7,656	7,796
Unearned revenue	18,912	20,181
Income tax payable	10,250	21,004
Short-term debt and capital lease obligations	84,493	147,543
Other accrued expenses	11,562	9,498
TOTAL CURRENT LIABILITIES	210,119	279,353
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	155,093	—
DEFERRED COMPENSATION	22,307	21,241
DEFERRED TAX LIABILITIES, net	—	2,198
OTHER LONG-TERM LIABILITIES	36,823	32,046
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY COMPONENT OF SHORT-TERM DEBT – SENIOR EXCHANGEABLE NOTES	509	8,864
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 49,037,806 issued and 46,667,158 outstanding at 2011 and 49,739,912 issued and 45,521,186 outstanding at 2010	1,376	1,397
Additional paid-in capital	—	—
Retained earnings	296,172	536,991
Accumulated other comprehensive income (loss)	(5,979)	(6,207)
Treasury shares (at cost), 2,370,648 at 2011 and 4,218,726 at 2010	(157,187)	(242,690)
Total Core Laboratories N.V. shareholders' equity	134,382	289,491
Non-controlling interests	3,668	2,849
TOTAL EQUITY	138,050	292,340
TOTAL LIABILITIES AND EQUITY	$562,901	$636,042
The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2011	2010
	(Unaudited)
REVENUE:
Services	$172,770	$151,671
Product sales	58,574	47,550
Total revenue	231,344	199,221
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	108,601	92,914
Cost of product sales, exclusive of depreciation expense shown below	41,711	32,858
General and administrative expenses, exclusive of depreciation expense shown below	11,182	8,416
Depreciation	5,460	5,496
Amortization	278	318
Other (income) expense, net	548	(998)
OPERATING INCOME	63,564	60,217
Loss on exchange of Senior Exchangeable Notes	31	675
Interest expense	3,825	4,015
Income before income tax expense	59,708	55,527
Income tax expense	14,599	16,764
Net income	45,109	38,763
Net income (loss) attributable to non-controlling interests	242	209
Net income attributable to Core Laboratories N.V.	$44,867	$38,554
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.96	$0.86
Diluted earnings per share attributable to Core Laboratories N.V.	$0.93	$0.79
Cash dividends per share	$0.25	$0.71
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,606	44,736
Diluted	48,030	48,955

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
REVENUE:
Services	$495,640	$448,123
Product sales	168,222	138,337
Total revenue	663,862	586,460
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	321,334	284,682
Cost of product sales, exclusive of depreciation expense shown below	118,001	95,595
General and administrative expenses, exclusive of depreciation expense shown below	30,463	24,007
Depreciation	16,507	16,345
Amortization	867	989
Other (income) expense, net	(1,176)	(508)
OPERATING INCOME	177,866	165,350
Loss on exchange of Senior Exchangeable Notes	870	675
Interest expense	8,684	12,188
Income before income tax expense	168,312	152,487
Income tax expense	36,827	47,076
Net income	131,485	105,411
Net income (loss) attributable to non-controlling interests	(123)	436
Net income attributable to Core Laboratories N.V.	$131,608	$104,975
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$2.87	$2.35
Diluted earnings per share attributable to Core Laboratories N.V.	$2.71	$2.19
Cash dividends per share	$0.75	$0.83
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,930	44,741
Diluted	48,634	47,923

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,485	$105,411
Adjustments to reconcile net income to net cash provided by operating activities:
Net (recovery) provision for doubtful accounts	(105)	787
Provisions for inventory obsolescence	483	513
Equity in earnings of affiliates	(190)	(342)
Stock-based compensation	13,341	6,016
Depreciation and amortization	17,374	17,334
Non-cash interest expense	5,841	11,590
(Gain) loss on sale of assets	(416)	(80)
Gain on insurance recovery	(779)	—
Loss on exchange of Senior Exchangeable Notes	870	675
Realization of pension obligation	228	257
(Increase) decrease in value of life insurance policies	(93)	(575)
Deferred income taxes	(9,928)	(5,315)
Changes in assets and liabilities:
Accounts receivable	707	(8,142)
Inventories	(14,204)	1,134
Prepaid expenses and other current assets	703	25,185
Other assets	1,692	(436)
Accounts payable	1,370	5,500
Accrued expenses	(7,393)	13,304
Other long-term liabilities	5,843	(3,687)
Net cash provided by operating activities	146,829	169,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,203)	(19,661)
Patents and other intangibles	(177)	(180)
Business acquisitions, net of cash acquired	(21,000)	(9,000)
Proceeds from sale of assets	683	406
Proceeds from insurance recovery	884	—
Premiums on life insurance	(1,661)	(1,357)
Net cash used in investing activities	(39,474)	(29,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(229,467)	(24,366)
Proceeds from debt	313,000	—
Stock options exercised	295	336
Excess tax benefits from stock-based compensation	2,315	798
Debt financing costs	(1,997)	—
Settlement of warrants	(219,451)	—
Non-controlling interests - contributions	1,193	156
Non-controlling interests - dividends	(251)	(181)
Dividends paid	(34,356)	(37,095)
Repurchase of common shares	(55,495)	(92,077)
Net cash used in financing activities	(224,214)	(152,429)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(116,859)	(13,092)
CASH AND CASH EQUIVALENTS, beginning of period	133,880	181,045
CASH AND CASH EQUIVALENTS, end of period	$17,021	$167,953

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three and nine months ended September 30, 2011 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2011.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2010 was derived from the 2010 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation.  These reclassifications had no impact on the reported net income for the three and nine month periods ended September 30, 2011.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Finished goods	$32,650	$24,476
Parts and materials	16,590	6,727
Work in progress	3,296	2,776
Total inventories	$52,536	$33,979

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

In September 2011, we acquired a business providing additional manufacturing capacity for our Canadian operations for $21 million in cash. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition, resulting in an increase to goodwill of $8.1 million. The acquisition was recorded in the Production Enhancement business segment. The purchase price allocation is preliminary and based on information currently available to us, and is therefore subject to change when we obtain final asset and liability valuations.

                                                                    Return to Index

In 2010, we acquired fracture diagnostics assets for $9 million in cash. The acquisition was recorded in the Production Enhancement business segment and resulted in an increase of $5.6 million in goodwill and an increase of $3.2 million in intangible assets.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Senior exchangeable notes	$84,940	$156,407
Discount on senior exchangeable notes	(504)	(8,864)
Net senior exchangeable notes	84,436	147,543
Senior notes	150,000	—
Credit facility	5,000	—
Capital lease obligations	150	—
Total debt	239,586	147,543
Less - current maturities of long-term debt and capital lease obligations	84,493	147,543
Long-term debt and capital lease obligations, net	$155,093	$—

In 2006, Core Laboratories LP, an entity 100% indirectly owned by Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Exchangeable Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.  The Exchangeable Notes bear interest at a rate of 0.25% per year paid on a semi-annual basis.

With the additional amortization of the discount on the Exchangeable Notes, the effective interest rate is 7.48% for the three and nine month period ended September 30, 2011, which resulted in additional non-cash interest expense of $1.5 million and $3.8 million for the three months ended September 30, 2011 and 2010, respectively, and $5.5 million and $11.5 million for the nine months ended September 30, 2011 and 2010, respectively.  Each Exchangeable Note carries a $1,000 principal amount and is exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances at an exchange price of $45.41 per share, or 22.0221 shares per Exchangeable Note.  Upon exchange, holders will receive cash for the principal amount plus any amount related to fractional shares, and any excess exchange value will be delivered in whole shares of Core Laboratories N.V. common stock at the completion of the valuation period as defined under our Exchangeable Note Indenture agreement.  At September 30, 2011, the Exchangeable Notes were trading at 208% of their face value which is equivalent to $91.7 million of value in excess of the aggregate principal amount. At December 31, 2010, the Exchangeable Notes were trading at 197% of their face value which was equivalent to $151.7 million of value in excess of the aggregate principal amount.  There were 84,940 and 156,407 Exchangeable Notes outstanding at September 30, 2011 and December 31, 2010, respectively.

Under the terms of the Exchangeable Notes, defined criteria were met which allowed the Exchangeable Notes to be early exchanged during the third quarter of 2011, as it was during the second quarter of 2011, and as a result, the equity component of the Exchangeable Notes at September 30, 2011 was classified as temporary equity.  This balance combined with the debt amount reflects the amount that could result in cash settlement upon exchange.  We received eight requests to exchange 6,990 Exchangeable Notes which were settled during the third quarter for $7.0 million in cash and 89,316 shares of our common stock, all of which were treasury shares, resulting in a loss of $31 thousand.  We also received five requests during the third quarter to exchange 16,900 Exchangeable Notes which we will settle during the fourth quarter upon completion of the requisite holding period per the Note Indenture agreement.

In September 2011, we issued two series of senior notes with an aggregate principal amount of $150 million ("Senior Notes") in a private placement transaction. Series A consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Series B consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the Senior Notes is payable semi-annually on March 30 and September 30.

                                                                    Return to Index

On September 28, 2011, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") that allowed for an aggregate borrowing capacity of $300 million at September 30, 2011. The Credit Facility also provided an option to increase the commitment under the Credit Facility to $350 million, if certain conditions were met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures.   Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $15.6 million at September 30, 2011 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at September 30, 2011 was $279.4 million.  As of September 30, 2011, we had $11.1 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility and the Senior Notes require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at September 30, 2011.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Service cost	$340	$294	$1,027	$921
Interest cost	438	341	1,324	1,069
Expected return on plan assets	(204)	(108)	(616)	(338)
Amortization of transition asset	(21)	(22)	(65)	(66)
Amortization of prior service cost	39	40	119	120
Amortization of net loss	84	94	252	283
Net periodic pension cost	$676	$639	$2,041	$1,989

During the nine months ended September 30, 2011, we contributed approximately $1.9 million, as determined by the insurance company, to fund the estimated 2011 premiums on investment contracts held by the Dutch Plan.

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

                                                                    Return to Index

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

(Unaudited)		Fair Value Measurement at
		September 30, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$8,789	$—	$8,789	$—
Liabilities:
Deferred compensation plan	$13,197	$2,611	$10,586	$—

		Fair Value Measurement at
		December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation plan trust assets	$8,802	$—	$8,802	$—
Liabilities:
Deferred compensation plan	$13,063	$2,275	$10,788	$—

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

7.  EQUITY

During the three months ended September 30, 2011, we repurchased 30,798 of our common shares for $3.4 million. Included in this total were rights to 10,798 shares valued at $1.2 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the nine months ended September 30, 2011, we repurchased 604,972 of our common shares for $55.5 million. Included in this total were rights to 40,478 shares valued at $4.1 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, employee stock awards, exchange of the Exchangeable Notes, or settlement of outstanding warrants.

At the annual meeting of shareholders on May 19, 2011 the shareholders approved the cancellation of 702,106 shares of our common stock currently held as treasury stock at a cost of $40.9 million. These treasury shares were canceled on September 2, 2011, after the expiration of the waiting period required under Dutch law. In accordance with ASC 505-30-30-8, we charge the excess of the cost of the treasury stock over its par value to additional paid-in capital. If additional paid-in-capital is not sufficient for this charge, the remainder is charged directly to retained earnings.

In February, May, and August 2011, we paid a quarterly dividend of $0.25 per share of common stock.  In addition, on October 11, 2011, we declared a quarterly dividend of $0.25 per share of common stock for shareholders of record on October 21, 2011 and payable on November 22, 2011.

In 2006, we sold warrants on our common shares, which had an adjusted exercise price in the third quarter of $61.14 per

                                                                    Return to Index

share, with an initial 20-day settlement period beginning in December 2011 through January 2012.  The warrant agreement called for the net value of these warrants to be settled with Core Laboratories N.V. common shares.  During 2011, the settlement of all of the warrants was accelerated through a series of agreements with the holder of the warrants. The warrants were settled in four substantially equal 20-day tranches during May, June, August and September of 2011. In each of the four tranches, the exercise price was adjusted based on the daily volume weighted average price of our common stock. These agreements also gave us the option of settling in either cash or our common stock. During the three months ended September 30, 2011, we settled 3.4 million warrants at an average exercise price of $59.79 for $153.7 million in cash and 37,959 shares of our treasury stock. During the nine months ended September 30, 2011, we settled 6.6 million warrants at an average exercise price of $59.84 for $219.5 million in cash and 706,395 shares of our treasury stock.
The following table summarizes our changes in equity for the nine months ended September 30, 2011 (in thousands):

	Common	Additional Paid-In	Retained	Accumulated Other Comprehensive	Treasury	Non- Controlling	Total
(Unaudited)	Shares	Capital	Earnings	Income (Loss)	Stock	Interests	Equity
December 31, 2010	$1,397	$—	$536,991	$(6,207)	$(242,690)	$2,849	$292,340
Stock options exercised	—	(1,658)	—	—	1,953	—	295
Stock based-awards	—	6,007	(744)	—	8,078	—	13,341
Tax benefit of stock-based awards issued	—	2,315	—	—	—	—	2,315
Repurchase of common shares	—	—	—	—	(55,495)	—	(55,495)
Dividends paid	—	—	(34,356)	—	—	—	(34,356)
Cancellation of common shares	(21)	—	(40,894)	—	40,915	—	—
Equity component of short-term debt	—	8,355	—	—	—	—	8,355
Exchange of Senior Exchangeable Notes	—	(8,425)	(40,394)	—	46,870	—	(1,949)
Settlement of warrants	—	(6,594)	(256,039)	—	43,182	—	(219,451)
Non-controlling interests contribution	—	—	—	—	—	1,193	1,193
Non-controlling interests dividends	—	—	—	—	—	(251)	(251)
Comprehensive income:
Amortization of deferred pension costs, net of tax	—	—	—	228	—	—	228
Net income (loss)	—	—	131,608	—	—	(123)	131,485
Total comprehensive income							131,713
September 30, 2011	$1,376	$—	$296,172	$(5,979)	$(157,187)	$3,668	$138,050

                                                                    Return to Index

Comprehensive Income

The components of comprehensive income consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Net income	$45,109	$38,763	$131,485	$105,411
Amortization of deferred pension costs, net of tax	76	86	228	257
Total comprehensive income	$45,185	$38,849	$131,713	$105,668

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
	(Unaudited)
Prior service cost	$(764)	$(853)
Transition asset	276	324
Unrecognized net actuarial loss	(5,491)	(5,678)
Total accumulated other comprehensive income (loss)	$(5,979)	$(6,207)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	46,606	44,736	45,930	44,741
Effect of dilutive securities:
Stock options	12	55	20	58
Contingent shares	80	38	69	37
Restricted stock and other	249	591	266	564
Senior exchangeable notes	1,083	2,030	1,144	1,735
Warrants	—	1,505	1,205	788
Weighted average diluted common and potential common shares outstanding	48,030	48,955	48,634	47,923

Included in the table above are 0 and 1,505,000 shares which were added to the share count for the three months ended September 30, 2011 and 2010, respectively, and 1,205,000 and 788,000 shares which were added to the share count for the nine months ended September 30, 2011 and 2010, respectively, because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share for the three and nine months ended September 30, 2011 and 2010.

                                                                    Return to Index

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2011		2010	2011	2010
	(Unaudited)			(Unaudited)
(Gain) loss on sale of assets	$(278)		$(88)	$(416)	$(80)
Foreign exchange (gain) loss	1,522		(547)	1,001	1,074
Interest income	(11)		—	(96)	(142)
Rents and royalties	(440)		(352)	(1,273)	(1,052)
(Gain) loss on insurance recovery	—		—	(779)	—
Legal entity realignment	—	711	—	711	—
Other, net	(245)		(11)	(324)	(308)
Total other (income) expense, net	$548		$(998)	$(1,176)	$(508)

During the third quarter of 2010, an office and laboratory facility was damaged by fire, resulting in the loss of the laboratory portion of the building, as well as some of the laboratory equipment.  The final settlement was reached in the first quarter of 2011, which resulted in a gain of $0.8 million.

Foreign exchange (gain) loss by currency are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Australian Dollar	$206	$(213)	$62	$(110)
British Pound	177	(133)	130	283
Canadian Dollar	1,146	(102)	603	(338)
Euro	151	76	126	1,665
Mexican Peso	(161)	(22)	(19)	72
Russian Ruble	(195)	(18)	(414)	(33)
Other currencies, net	198	(135)	513	(465)
Total (gain) loss	$1,522	$(547)	$1,001	$1,074

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2011 and 2010 were 24.5% and 30.2%, respectively.  The effective tax rates for year to date 2011 and 2010 were 21.9% and 30.9%, respectively. Included in income tax expense is the reversal in the nine months ended September 30, 2011 of $10.4 million in tax liabilities provided over the period of 2007-2010 as a result of recently concluded audits of prior year returns. The decrease in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

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

                                                                    Return to Index

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2011
Revenues from unaffiliated customers	$119,853	$97,407	$14,084	$—	$231,344
Inter-segment revenues	446	232	377	(1,055)	—
Segment operating income (loss)	28,780	30,728	3,502	554	63,564
Total assets	267,425	235,152	16,211	44,113	562,901
Capital expenditures	2,940	2,410	204	665	6,219
Depreciation and amortization	3,521	1,563	164	490	5,738
Three Months Ended September 30, 2010
Revenues from unaffiliated customers	$106,485	$78,992	$13,744	$—	$199,221
Inter-segment revenues	441	390	319	(1,150)	—
Segment operating income (loss)	28,014	26,260	5,535	408	60,217
Total assets	261,582	189,481	14,958	179,008	645,029
Capital expenditures	5,351	1,135	201	278	6,965
Depreciation and amortization	3,485	1,600	199	530	5,814
Nine Months Ended September 30, 2011
Revenues from unaffiliated customers	$346,232	$268,292	$49,338	$—	$663,862
Inter-segment revenues	1,262	897	1,331	(3,490)	—
Segment operating income (loss)	81,847	78,490	17,473	56	177,866
Total assets	267,425	235,152	16,211	44,113	562,901
Capital expenditures	10,322	5,713	595	1,573	18,203
Depreciation and amortization	10,520	4,780	513	1,561	17,374
Nine Months Ended September 30, 2010
Revenues from unaffiliated customers	$317,106	$227,553	$41,801	$—	$586,460
Inter-segment revenues	989	1,103	1,034	(3,126)	—
Segment operating income (loss)	78,229	73,355	14,827	(1,061)	165,350
Total assets	261,582	189,481	14,958	179,008	645,029
Capital expenditures	15,280	2,527	458	1,396	19,661
Depreciation and amortization	10,515	4,849	523	1,447	17,334
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Core Laboratories N.V. has fully and unconditionally guaranteed all of the Exchangeable Notes issued by Core Laboratories LP in 2006. Core Laboratories LP is an entity 100% indirectly owned by Core Laboratories N.V.

The following condensed consolidating financial information is included so that separate financial statements of Core Laboratories LP are not required to be filed with the U.S. Securities and Exchange Commission (the "SEC"). The condensed consolidating

                                                                    Return to Index

financial statements present investments in both consolidated and unconsolidated affiliates using the equity method of accounting.

The following condensed consolidating financial information presents: balance sheets as of September 30, 2011 and December 31, 2010, statements of operations for each of the three and nine months ended September 30, 2011 and 2010 and the statements of cash flows for each of the nine months ended September 30, 2011 and 2010 of (a) Core Laboratories N.V., parent/guarantor, (b) Core Laboratories LP, issuer of public debt securities guaranteed by Core Laboratories N.V., (c) the non-guarantor subsidiaries, (d) consolidating adjustments necessary to consolidate Core Laboratories N.V. and its subsidiaries and (e) Core Laboratories N.V. on a consolidated basis.

                                                                    Return to Index

Condensed Consolidating Balance Sheets (Unaudited)
(In thousands)	September 30, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,273	$7,986	$7,762	$—	$17,021
Accounts receivable, net	231	35,914	121,449	—	157,594
Inventories	—	5,461	47,075	—	52,536
Prepaid expenses and other current assets	7,966	5,413	13,893	—	27,272
Total current assets	9,470	54,774	190,179	—	254,423
PROPERTY, PLANT AND EQUIPMENT, net	—	21,014	89,011	—	110,025
GOODWILL AND INTANGIBLES, net	37,318	15,244	117,733	—	170,295
INTERCOMPANY RECEIVABLES	21,868	143,464	681,761	(847,093)	—
INVESTMENT IN AFFILIATES	599,191	—	1,937,663	(2,535,970)	884
DEFERRED TAX ASSETS, net	2,167	2,453	1,966	—	6,586
OTHER ASSETS	2,823	11,936	5,929	—	20,688
TOTAL ASSETS	$672,837	$248,885	$3,024,242	$(3,383,063)	$562,901
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,014	$6,849	$38,913	$—	$46,776
Short-term debt and lease obligations	—	84,436	57	—	84,493
Other accrued expenses	2,802	28,820	47,228	—	78,850
Total current liabilities	3,816	120,105	86,198	—	210,119
LONG-TERM DEBT & LEASE OBLIGATIONS	—	—	155,093	—	155,093
DEFERRED COMPENSATION	6,635	15,566	106	—	22,307
DEFERRED TAX LIABILITIES, net	—	—	—	—	—
INTERCOMPANY PAYABLES	518,544	65,908	262,641	(847,093)	—
OTHER LONG-TERM LIABILITIES	9,460	2,954	24,409	—	36,823
Equity component of short-term debt -senior exchangeable notes	—	509	—	—	509
SHAREHOLDERS' EQUITY	134,382	43,843	2,492,127	(2,535,970)	134,382
NON-CONTROLLING INTERESTS	—	—	3,668	—	3,668
TOTAL EQUITY	134,382	43,843	2,495,795	(2,535,970)	138,050
TOTAL LIABILITIES AND EQUITY	$672,837	$248,885	$3,024,242	$(3,383,063)	$562,901

                                                                    Return to Index

Condensed Consolidating Balance Sheets
(In thousands)	December 31, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,162	$88,612	$34,106	$—	$133,880
Accounts receivable, net	10	33,637	121,079	—	154,726
Inventories	—	4,127	29,852	—	33,979
Prepaid expenses and other current assets	5,641	9,437	11,657	—	26,735
	16,813	135,813	196,694	—	349,320
PROPERTY, PLANT AND EQUIPMENT, net	—	21,139	83,084	—	104,223
GOODWILL AND INTANGIBLES, net	46,986	15,838	100,053	—	162,877
INTERCOMPANY RECEIVABLES	21,749	164,945	242,754	(429,448)	—
INVESTMENT IN AFFILIATES	553,693	—	1,567,416	(2,120,414)	695
DEFERRED TAX ASSETS, net	2,810	—	6,436	(9,246)	—
OTHER ASSETS	3,209	13,099	2,619	—	18,927
TOTAL ASSETS	$645,260	$350,834	$2,199,056	$(2,559,108)	$636,042
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$336	$5,144	$39,230	$—	$44,710
Short-term debt and lease obligations	—	147,543	—	—	147,543
Other accrued expenses	2,291	29,250	55,559	—	87,100
Total current liabilities	2,627	181,937	94,789	—	279,353
DEFERRED COMPENSATION	6,159	14,981	101	—	21,241
DEFERRED TAX LIABILITIES, net	—	11,444	—	(9,246)	2,198
INTERCOMPANY PAYABLES	333,651	—	95,797	(429,448)	—
OTHER LONG-TERM LIABILITIES	13,332	1,099	17,615	—	32,046
Equity component of short-term debt -senior exchangeable notes	—	8,864	—	—	8,864
SHAREHOLDERS' EQUITY	289,491	132,509	1,987,905	(2,120,414)	289,491
NON-CONTROLLING INTERESTS	—	—	2,849	—	2,849
TOTAL EQUITY	289,491	132,509	1,990,754	(2,120,414)	292,340
TOTAL LIABILITIES AND EQUITY	$645,260	$350,834	$2,199,056	$(2,559,108)	$636,042

                                                                    Return to Index

Condensed Consolidating Statements of Operations (Unaudited)
(In thousands)	Three Months Ended September 30, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$—	$55,777	$175,567	$—	$231,344
Intercompany revenue	486	6,091	37,676	(44,253)	—
Earnings (loss) from consolidated affiliates	42,418	—	521,367	(563,785)	—
Total revenue	42,904	61,868	734,610	(608,038)	231,344
OPERATING EXPENSES
Operating costs	421	28,501	121,390	—	150,312
General and administrative expenses	1,451	9,706	25	—	11,182
Depreciation and amortization	—	1,550	4,188	—	5,738
Other (income) expense, net	(1,088)	2,972	32,603	(33,939)	548
Operating income	42,120	19,139	576,404	(574,099)	63,564
Loss on exchange of Senior Exchangeable Notes	—	31	—	—	31
Interest expense	—	12,062	—	(8,237)	3,825
Income (loss) before income tax expense	42,120	7,046	576,404	(565,862)	59,708
Income tax (benefit) expense	(2,747)	5,817	11,529	—	14,599
Net income	44,867	1,229	564,875	(565,862)	45,109
Net income (loss) attributable to non-controlling interest	—	—	242	—	242
Net income (loss) attributable to Core Laboratories	$44,867	$1,229	$564,633	$(565,862)	$44,867

                                                                    Return to Index

Condensed Consolidating Statements of Operations (Unaudited)
(In thousands)	Nine Months Ended September 30, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$—	$156,512	$507,350	$—	$663,862
Intercompany revenue	1,255	17,786	108,570	(127,611)	—
Earnings (loss) from consolidated affiliates	129,126	—	592,170	(721,296)	—
Total revenue	130,381	174,298	1,208,090	(848,907)	663,862
OPERATING EXPENSES
Operating costs	979	80,498	357,858	—	439,335
General and administrative expenses	6,066	24,360	37	—	30,463
Depreciation and amortization	—	4,779	12,595	—	17,374
Other (income) expense, net	(145)	9,581	88,945	(99,557)	(1,176)
Operating income	123,481	55,080	748,655	(749,350)	177,866
Loss on exchange of Senior Exchangeable Notes	—	870	—	—	870
Interest expense	—	95,071	—	(86,387)	8,684
Income (loss) before income tax expense	123,481	(40,861)	748,655	(662,963)	168,312
Income tax (benefit) expense	(8,127)	16,808	28,146	—	36,827
Net income	131,608	(57,669)	720,509	(662,963)	131,485
Net income (loss) attributable to non-controlling interest	—	—	(123)	—	(123)
Net income (loss) attributable to Core Laboratories	$131,608	$(57,669)	$720,632	$(662,963)	$131,608

                                                                    Return to Index

Condensed Consolidating Statements of Cash Flows (Unaudited)
(In thousands)	Nine Months Ended September 30, 2011
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Net cash provided by (used in) operating activities	$296,803	$(2,406)	$(147,568)	$—	$146,829
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(4,087)	(14,116)	—	(18,203)
Patents and other intangibles	—	(23)	(154)	—	(177)
Business acquisitions, net of cash acquired	—	—	(21,000)	—	(21,000)
Proceeds from sale of assets	—	112	571	—	683
Proceeds from insurance recovery	—	—	884	—	884
Premiums on life insurance	—	(1,661)	—	—	(1,661)
Net cash used in investing activities	—	(5,659)	(33,815)	—	(39,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(71,467)	(158,000)	—	(229,467)
Proceeds from debt	—	—	313,000	—	313,000
Stock options exercised	295	—	—	—	295
Excess tax benefits from stock-based compensation	2,315	—	—	—	2,315
Debt financing costs	—	(1,094)	(903)	—	(1,997)
Settlement of warrants	(219,451)	—	—	—	(219,451)
Non-controlling interests - contributions	—	—	1,193	—	1,193
Non-controlling interests - dividends	—	—	(251)	—	(251)
Dividends paid	(34,356)	—	—	—	(34,356)
Repurchase of common shares	(55,495)	—	—	—	(55,495)
Net cash provided by (used in) financing activities	(306,692)	(72,561)	155,039	—	(224,214)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(9,889)	(80,626)	(26,344)	—	(116,859)
CASH AND CASH EQUIVALENTS, beginning of period	11,162	88,612	34,106	—	133,880
CASH AND CASH EQUIVALENTS, end of period	$1,273	$7,986	$7,762	$—	$17,021

                                                                    Return to Index

Condensed Consolidating Statements of Operations (Unaudited)
(In thousands)	Three Months Ended September 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$—	$48,856	$150,365	$—	$199,221
Intercompany revenue	356	6,230	37,948	(44,534)	—
Earnings from consolidated affiliates	42,764	—	69,553	(112,317)	—
Total revenue	43,120	55,086	257,866	(156,851)	199,221
OPERATING EXPENSES
Operating costs	346	24,928	100,498	—	125,772
General and administrative expenses	1,416	6,997	3	—	8,416
Depreciation and amortization	—	1,610	4,204	—	5,814
Other (income) expense, net	1,178	3,850	26,265	(32,291)	(998)
Operating income	40,180	17,701	126,896	(124,560)	60,217
Loss on exchange of Senior Exchangeable Notes	—	675	—	—	675
Interest expense	—	24,008	3	(19,996)	4,015
Income before income tax expense	40,180	(6,982)	126,893	(104,564)	55,527
Income tax (benefit) expense	1,626	10,463	4,675	—	16,764
Net income	38,554	(17,445)	122,218	(104,564)	38,763
Net income attributable to non-controlling interests	—	—	209	—	209
Net income attributable to Core Laboratories	$38,554	$(17,445)	$122,009	$(104,564)	$38,554

                                                                    Return to Index

Condensed Consolidating Statements of Operations (Unaudited)
(In thousands)	Nine Months Ended September 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
REVENUE
Operating revenue	$—	$142,403	$444,057	$—	$586,460
Intercompany revenue	1,023	18,436	108,908	(128,367)	—
Earnings from consolidated affiliates	115,662	—	286,057	(401,719)	—
Total revenue	116,685	160,839	839,022	(530,086)	586,460
OPERATING EXPENSES
Operating costs	1,058	75,149	304,070	—	380,277
General and administrative expenses	5,730	18,267	10	—	24,007
Depreciation and amortization	—	4,722	12,612	—	17,334
Other (income) expense, net	2,035	8,852	84,457	(95,852)	(508)
Operating income	107,862	53,849	437,873	(434,234)	165,350
Loss on exchange of Senior Exchangeable Notes	—	675	—	—	675
Interest expense	—	32,175	9	(19,996)	12,188
Income before income tax expense	107,862	20,999	437,864	(414,238)	152,487
Income tax (benefit) expense	2,887	21,937	22,252	—	47,076
Net income	104,975	(938)	415,612	(414,238)	105,411
Net income attributable to non-controlling interests	—	—	436	—	436
Net income attributable to Core Laboratories	$104,975	$(938)	$415,176	$(414,238)	$104,975

                                                                    Return to Index

Condensed Consolidating Statements of Cash Flows (Unaudited)
(In thousands)	Nine Months Ended September 30, 2010
	Core Laboratories N.V. (Parent/ Guarantor)	Core Laboratories LP (Issuer)	Other Subsidiaries (Non- Guarantors)	Consolidating Adjustments	Consolidated Total
Net cash provided by operating activities	$63,267	$87,595	$18,267	$—	$169,129
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(2,899)	(16,762)	—	(19,661)
Patents and other intangibles	—	(3)	(177)	—	(180)
Business acquisitions, net of cash acquired	—	(9,000)	—	—	(9,000)
Proceeds from sale of assets	—	11	395	—	406
Premiums on life insurance	—	(1,357)	—	—	(1,357)
Net cash used in investing activities	—	(13,248)	(16,544)	—	(29,792)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(24,366)	—	—	(24,366)
Stock options exercised	336	—	—	—	336
Excess tax benefit from stock-based payments	798	—	—	—	798
Non-controlling interests - contributions	—	—	156	—	156
Non-controlling interests - dividends	—	—	(181)	—	(181)
Dividends paid	(37,095)	—	—	—	(37,095)
Repurchase of common shares	(92,077)	—	—	—	(92,077)
Net cash used in financing activities	(128,038)	(24,366)	(25)	—	(152,429)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(64,771)	49,981	1,698	—	(13,092)
CASH AND CASH EQUIVALENTS, beginning of period	73,998	95,048	11,999	—	181,045
CASH AND CASH EQUIVALENTS, end of period	$9,227	$145,029	$13,697	$—	$167,953

                                                                    Return to Index

13. RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued ASU 2011-04 which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08 which relates to testing goodwill for impairment (FASB ASC Topic 350), which amends current guidance to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2011 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

                                                                    Return to Index

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

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended September 30,				% Change
	2011		2010		2011/2010
REVENUE:
Services	$172,770	75%	$151,671	76%	14%
Product sales	58,574	25%	47,550	24%	23%
Total revenue	231,344	100%	199,221	100%	16%
OPERATING EXPENSES:
Cost of services*	108,601	63%	92,914	61%	17%
Cost of product sales*	41,711	71%	32,858	69%	27%
Total cost of services and product sales	150,312	65%	125,772	63%	20%
General and administrative expenses	11,182	5%	8,416	4%	33%
Depreciation and amortization	5,738	2%	5,814	3%	(1)%
Other (income) expense, net	548	—%	(998)	(1)%	(155)%
Operating income	63,564	27%	60,217	30%	6%
Loss on exchange of Senior Exchangeable Notes	31	—%	675	—%	(95)%
Interest expense	3,825	2%	4,015	2%	(5)%
Income before income tax expense	59,708	26%	55,527	28%	8%
Income tax expense	14,599	6%	16,764	8%	(13)%
Net income	45,109	19%	38,763	19%	16%
Net income (loss) attributable to non-controlling interests	242	—%	209	—%	16%
Net income attributable to Core Laboratories N.V.	$44,867	19%	$38,554	19%	16%
* Percentage based on applicable revenue rather than total revenue

                                                                    Return to Index

(Unaudited)	Nine Months Ended September 30,				% Change
	2011		2010		2011/2010
REVENUE:
Services	$495,640	75%	$448,123	76%	11%
Product sales	168,222	25%	138,337	24%	22%
Total revenue	663,862	100%	586,460	100%	13%
OPERATING EXPENSES:
Cost of services*	321,334	65%	284,682	64%	13%
Cost of product sales*	118,001	70%	95,595	69%	23%
Total cost of services and product sales	439,335	66%	380,277	65%	16%
General and administrative expenses	30,463	5%	24,007	4%	27%
Depreciation and amortization	17,374	3%	17,334	3%	—%
Other (income), net	(1,176)	—%	(508)	—%	131%
Operating income	177,866	27%	165,350	28%	8%
Loss on exchange of Senior Exchangeable Notes	870	—%	675	—%	29%
Interest expense	8,684	1%	12,188	2%	(29)%
Income before income tax expense	168,312	25%	152,487	26%	10%
Income tax expense	36,827	6%	47,076	8%	(22)%
Net income	131,485	20%	105,411	18%	25%
Net income (loss) attributable to non-controlling interests	(123)	—%	436	—%	(128)%
Net income attributable to Core Laboratories N.V.	$131,608	20%	$104,975	18%	25%
* Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010 (unaudited)

Service Revenue

Service revenue increased to $172.8 million for the third quarter of 2011, up 14% when compared to $151.7 million for the third quarter of 2010.  For the nine months ended September 30, 2011, service revenue increased 11% to $495.6 million compared to $448.1 million for the respective period in 2010. The increase in service revenue was primarily due to the increases in reservoir rock and reservoir fluids phase-behavior studies.  Our large scale core analyses and reservoir fluid projects continue to provide meaningful revenue streams in the Middle East, Asia-Pacific and off the coasts of Africa.

Product Sales Revenue

Revenue associated with product sales increased to $58.6 million for the third quarter of 2011, up 23% from $47.6 million for the third quarter of 2010. For the nine months ended September 30, 2011, product sale revenues increased 22% to $168.2 million compared to $138.3 million for the same period in 2010. The increase in revenue was primarily driven by the acceptance of and demand for our specialized completion products in North American natural gas and oil shale reservoirs.   These specialized optimizing technologies are focused on high-end well completion and stimulation programs in the Haynesville, Marcellus, Montney and Eagle Ford shale plays and in multi-stage completions in the Bakken, Niobrara and Eagle Ford oil-shale plays. We are also providing completion and recompletion technologies and services to be used in reworking major, giant, and super-giant fields in southern Iraq.

Cost of Services

Cost of services expressed as a percentage of service revenue was 63% for the quarter ended September 30, 2011, up slightly from the 61% in the same period in 2010. For the nine months ended September 30, 2011, cost of services expressed as a percentage of service revenue was 65% as compared to 64% for the same period in 2010.

                                                                    Return to Index

Cost of Product Sales

Cost of sales expressed as a percentage of product sales revenue was 71% for the quarter ended September 30, 2011 compared to 69% during the same period in 2010. For the nine months ended September 30, 2011, cost of product sales expressed as a percentage of sales revenue was 70% compared to 69% for the same period in 2010. The cost of raw materials, especially metals has increased substantially in 2011.

General and Administrative Expenses

General and administrative expenses totaled $11.2 million for the third quarter of 2011, up from the $8.4 million incurred in the third quarter of 2010. This increase was primarily due to additional employee-related compensation costs. For the nine months ended September 30, 2011, general and administrative expenses were 5% of revenue at $30.5 million compared to $24.0 million, or 4% of revenue, for the same period in 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense was $5.7 million for the third quarter of 2011, down slightly from the third quarter of 2010. For the nine months ended September 30, 2011, depreciation and amortization expense was $17.4 million, a slight increase from the nine months ended September 30, 2010.

Other (Income) Expense, Net

Other (income) expense, net consisted of the following for the quarter and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$(278)	$(88)	$(416)	$(80)
Foreign exchange (gain) loss	1,522	(547)	1,001	1,074
Interest income	(11)	—	(96)	(142)
Rents and royalties	(440)	(352)	(1,273)	(1,052)
(Gain) loss on insurance recovery	—	—	(779)	—
Legal entity realignment	—	—	711	—
Other, net	(245)	(11)	(324)	(308)
Total other (income) expense, net	$548	$(998)	$(1,176)	$(508)

During the third quarter of 2010, an office and laboratory facility was damaged by fire, resulting in the loss of the laboratory portion of the building, as well as some of the laboratory equipment.  The final settlement was reached in the first quarter of 2011, which resulted in a gain of $0.8 million.

                                                                    Return to Index

Foreign exchange (gain) loss by currency are summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Australian Dollar	$206	$(213)	$62	$(110)
British Pound	177	(133)	130	283
Canadian Dollar	1,146	(102)	603	(338)
Euro	151	76	126	1,665
Mexican Peso	(161)	(22)	(19)	72
Russian Ruble	(195)	(18)	(414)	(33)
Other currencies, net	198	(135)	513	(465)
Total (gain) loss	$1,522	$(547)	$1,001	$1,074

Loss on Exchange of Senior Exchangeable Notes

In 2006, Core Laboratories LP, an entity 100% indirectly owned by Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Exchangeable Notes") which are fully and unconditionally guaranteed by Core Laboratories N.V. and mature on October 31, 2011.  Under the terms of the Exchangeable Notes, defined criteria were met which allowed the Exchangeable Notes to be early exchanged during the third quarter of 2011, as it was during the second quarter of 2011, and as a result, the equity component of the Exchangeable Notes at September 30, 2011 was classified as temporary equity.  This balance combined with the debt amount reflects the amount that could result in cash settlement upon exchange.  We received eight requests to exchange 6,990 Exchangeable Notes which were settled during the third quarter of 2011 for $7.0 million in cash and 89,316 shares of our common stock, all of which were treasury shares, resulting in a loss of $31 thousand.  We also received five requests during the third quarter of 2011 to exchange 16,900 Exchangeable Notes which we will settle during the fourth quarter upon completion of the requisite holding period per the Note Indenture agreement.

Interest Expense

Interest expense for the three months ended September 30, 2011 and 2010 was $3.8 million and $4.0 million, respectively, which included $1.5 million and $3.8 million, respectively, of non-cash interest expense due to the amortization of the discount on the Exchangeable Notes.  Interest expense for the nine months ended September 30, 2011 and 2010 was $8.7 million and $12.2 million, respectively, which included $5.5 million and $11.5 million, respectively, of non-cash interest expense due to the amortization of the discount on the Exchangeable Notes.  As 129,352 of our $1,000 principal amount Exchangeable Notes were exchanged between September 30, 2010 and September 30, 2011, the associated discount was moved to equity resulting in a lower amount of amortization to interest expense.

On August 24, 2011, we entered into a $100 million interest rate hedge that was unwound on September 16, 2011 resulting in a loss of $1.3 million which was recorded to interest expense.

Income Tax Expense

The effective tax rates for the three months ended September 30, 2011 and 2010 were 24.5% and 30.2%, respectively.  The effective tax rates for year to date 2011 and 2010 were 21.9% and 30.9%, respectively. Included in income tax expense is the reversal in the nine months ended September 30, 2011 of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of recently concluded audits of prior year returns.  The decrease in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

                                                                    Return to Index

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		% Change
	2011	2010	2011/2010
Revenues:	(Unaudited)
Reservoir Description	$119,853	$106,485	13%
Production Enhancement	97,407	78,992	23%
Reservoir Management	14,084	13,744	2%
Consolidated	$231,344	$199,221	16%
Operating income (loss):
Reservoir Description	$28,780	$28,014	3%
Production Enhancement	30,728	26,260	17%
Reservoir Management	3,502	5,535	(37)%
Corporate and Other[1]	554	408	NM
Consolidated	$63,564	$60,217	6%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Nine Months Ended September 30,		% Change
	2011	2010	2011/2010
Revenues:	(Unaudited)
Reservoir Description	$346,232	$317,106	9%
Production Enhancement	268,292	227,553	18%
Reservoir Management	49,338	41,801	18%
Consolidated	$663,862	$586,460	13%
Operating income (loss):
Reservoir Description	$81,847	$78,229	5%
Production Enhancement	78,490	73,355	7%
Reservoir Management	17,473	14,827	18%
Corporate and Other[1]	56	(1,061)	NM
Consolidated	$177,866	$165,350	8%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 13%, or $13.4 million, to $119.9 million in the third quarter of 2011, compared to $106.5 million in the third quarter of 2010.  For the nine months ended September 30, 2011, revenues increased 9%, or $29.1 million, to $346.2 million from $317.1 million for the nine months ended September 30, 2010. This segment’s operations, which are more focused on international crude-oil related products, continue to focus on large-scale core analyses and reservoir fluids characterization studies from Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Iraq, Kuwait, and the United Arab Emirates.

Operating income in the third quarter of 2011 increased by 3%, or $0.8 million, to $28.8 million compared to $28.0 million for the third quarter of 2010.  Operating income for the nine months ended September 30, 2011 increased by 5%, or $3.6 million, to $81.8 million. Operating margin for the quarter ended September 30, 2011 was 24%, compared to 26% for the same period in 2010. This segment emphasizes technologically demanding services on internationally-based development and

                                                                    Return to Index

production-related crude oil projects over the more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased by 23%, or $18.4 million, to $97.4 million in the third quarter of 2011 compared to $79.0 million in the third quarter of 2010. Revenues increased by 18%, or $40.7 million, to $268.3 million for the nine months ended September 30, 2011 compared to $227.6 million for the same period in 2010. The revenue increase was primarily due to increased sales of our completion products and gun systems in markets relating to horizontal well developments of gas-shale and oil-shale reservoirs.

Operating income in the third quarter of 2011 increased by 17%, or $4.5 million, to $30.7 million from $26.3 million for the third quarter of 2010.  Operating margins remained consistent at 32% in the third quarter of 2011 and 33% for the same period in 2010.  For the nine months ended September 30, 2011, operating income increased to $78.5 million, an increase of 7% over the same period in 2010. The increase in operating income from 2010 to 2011 was primarily driven by increased revenue from services related to our proprietary and patented diagnostic technologies, such as SpectraChem® Plus+, SpectraScan®, ZeroWash®, our HERO™ line of perforating charges and gun systems and our HTD-Blast™ perforating system which is used for the perforation of extended-reach horizontal wells in non-conventional reservoirs.

Reservoir Management

Revenue from the Reservoir Management segment increased by 2%, to $14.1 million, in the third quarter of 2011 compared to $13.7 million for the third quarter of 2010.  Revenues for the nine months ended September 30, 2011 were $49.3 million, an increase of 18% from $41.8 million for the same period in 2010. The increase in revenue was due to ongoing interest in several of our existing multi-client reservoir studies such as the North American Gas Shale Study, the Marcellus Shale Evaluation study, the Haynesville & Bossier Shale Evaluation study and the Eagle Ford Shale study.

Operating income in the third quarter of 2011 decreased 37% to $3.5 million from $5.5 million for the third quarter of 2010. For the nine months ended September 30, 2011, operating income was $17.5 million, compared to $14.8 million for the same period in 2010. Operating margins decreased to 25% in the third quarter of 2011 compared to 40% for the same period in 2010 primarily due to additional employee-related compensation and retention costs.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the nine months ended September 30, 2011 and 2010 (in thousands):

                                                                    Return to Index

	Nine Months Ended September 30,		% Change
	2011	2010	2011/2010
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$146,829	$169,129	(13)%
Less: capital expenditures	18,203	19,661	(7)%
Free cash flow	$128,626	$149,468	(14)%

The decrease in free cash flow in 2011 compared to 2010 was primarily attributable to an increase in inventory in order to stock three new warehouses which were opened in 2011 and a utilization of income tax receivables in 2010. This was partially offset by an increase in net income.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2011 and 2010 (in thousands):

	Nine Months Ended September 30,		% Change
	2011	2010	2011/2010
Cash provided by/(used in):	(Unaudited)
Operating activities	$146,829	$169,129	(13)%
Investing activities	(39,474)	(29,792)	32%
Financing activities	(224,214)	(152,429)	47%
Net change in cash and cash equivalents	$(116,859)	$(13,092)	793%

The decrease in cash flows provided by operating activities was the result of an increase in inventory in order to stock three new warehouses which were opened in 2011 and a utilization of income tax receivables in 2010.

Cash flows used in investing activities were higher during the nine months ended September 30, 2011 primarily due to an increase in acquisition activity, $21.0 million in 2011 up from $9.0 million in 2010.

The increase in cash flows used in financing activities was caused by two types of transactions: the early exchange of our Exchangeable Notes and early settlement of our outstanding warrants.

We received eight requests to exchange 6,990 of our $1,000 face value Exchangeable Notes which were settled during the third quarter of 2011 for $7.0 million in cash and 89,316 treasury shares. During 2011, we accelerated the settlement of our outstanding warrants resulting in a cash payment of $219.5 million.

The increased uses of cash described above were partially offset by a decrease in the number of shares repurchased under our common share repurchase program and an increase in the proceeds from debt borrowings.  In the first nine months of 2011, we repurchased 604,972 shares for an aggregate price of $55.5 million compared to 1,488,269 shares for an aggregate price of $92.1 million during the same period in 2010.

Notes, Credit Facilities and Available Future Liquidity

Under the terms of the Exchangeable Notes, defined criteria was met which allowed the Exchangeable Notes to be early exchanged during the third quarter of 2011, as it was during the second quarter of 2011, and as a result the equity component of the Exchangeable Notes at September 30, 2011 was classified as temporary equity.  This balance combined with the debt amount reflects the amount that could result in cash settlement upon exchange.  We received eight requests to exchange 6,990 Exchangeable Notes during the third quarter of 2011 which were settled for $7.0 million in cash and 89,316 shares of our common stock, all of which were treasury shares, resulting in a loss of $31.0 thousand.  We also received five requests during the third quarter to exchange 16,900 Exchangeable Notes which we will settle during the fourth quarter upon completion of the requisite holding period per the Note Indenture agreement.

In September 2011, we issued two series of senior notes with an aggregate principal amount of $150 million ("Senior Notes") in a private placement transaction. Series A consists of $75 million in aggregate principal amount of notes that bear interest at a

                                                                    Return to Index

fixed rate of 4.01% and are due in full on September 30, 2021. Series B consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the Senior Notes is payable semi-annually on March 30 and September 30.

We maintain a revolving credit facility (the "Credit Facility") that allowed for an aggregate borrowing capacity of $300 million at September 30, 2011. The Credit Facility also provided an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures.   Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity is reduced by outstanding letters of credit and performance guarantees and bonds totaling $15.6 million at September 30, 2011 relating to certain projects in progress.  Our available borrowing capacity under the Credit Facility at September 30, 2011 was $279.4 million.  As of September 30, 2011, we had $11.1 million of outstanding letters of credit and performance guarantees and bonds in addition to those under the Credit Facility.

The terms of the Credit Facility require us to meet certain financial and operational covenants. We believe that we were in compliance with all such covenants at September 30, 2011.  All of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

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

Recent Accounting Pronouncements
In May 2011, the FASB issued ASU 2011-04 which relates to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.
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
In September 2011, the FASB issued ASU 2011-08 which relates to testing goodwill for impairment (FASB ASC Topic 350), which amends current guidance to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this pronouncement for our fiscal year beginning January 1, 2012. We do not expect this pronouncement to have a material effect on our consolidated financial statements.

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

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2011, we issued 89,316 shares of our common stock upon exchange by holders of $7.0 million aggregate principal amount of our Senior Exchangeable Notes and we issued 75,651 shares of our common stock upon the accelerated settlement of our warrants.  Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)
July 31, 2011 (1)	10,567	$111.71	10,567	9,580,964
August 31, 2011 (2)	231	110.19	231	10,115,311
September 30, 2011	20,000	109.58	20,000	10,183,030
Total	30,798	$110.31	30,798

(1) Contains 10,567 shares valued at approximately $1.2 million, or $111.71 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in July 2011.
(2) Contains 231 shares valued at approximately $25.5 thousand, or $110.19 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in August 2011.
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

                                                                    Return to Index

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Exhibit 3.1 filed on July 26, 2010 with 10-Q (File No. 001-14273)
4.1	-	Third Warrant Confirmation Amendment Agreement between Core Laboratories N.V. and Citibank, N.A., dated August 2, 2011	Form 8-K, August 8, 2011 (File No. 001-14273)
4.2	-	Fourth Warrant Confirmation Amendment Agreement between Core Laboratories N.V. and Citibank, N.A., dated August 30, 2011	Form 8-K, September 6, 2011 (File No. 001-14273)
10.1	-
Assignment, Assumption and Amendment to Credit Agreement related to the Fifth Amended and Restated Credit Agreement, dated as of September 28, 2011, among Core Laboratories N.V., Core Laboratories LP, Core Laboratories (U.S.) Interests Holdings, Inc. and the lenders party thereto and Bank of America, N.A., as administrative agent.
Form 8-K, September 30, 2011 (File No. 001-14273)
10.2	-	Master Note Purchase Agreement, dated as of September 30, 2011.	Form 8-K, September 30, 2011 (File No. 001-14273)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	XBRL Instance Document	Filed herewith
101.SCH	-	XBRL Schema Document	Filed herewith
101.CAL	-	XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	XBRL Label Linkbase Document	Filed herewith
101.PRE	-	XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	XBRL Definition Linkbased Document	Filed herewith

                                                                    Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.

Date:	October 25, 2011	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index