Form 10-K
period 2011-12-31
CORE LABORATORIES N V
filed 2012-02-15
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__ ________ ____ ____to _ ____ ____ ____ ____ ___

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2011, the number of common shares outstanding was 46,483,989. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $5,019,232,674.

As of February 14, 2012, the number of common shares outstanding was 47,620,889.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2012, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

This document (excluding exhibits) contains 68 pages.
The table of contents is set forth on the following page. The exhibit index begins on page 30.

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

International Expansion of Services and Products

Another component of our business strategy is to broaden the spectrum of services and products offered to our clients on a global basis. We intend to continue using our worldwide network of offices to offer many of our services and products that have been developed internally or obtained through acquisitions. This allows us to enhance our revenue through efficient utilization of our worldwide network.

Acquisitions

We continually review potential acquisitions to add key services and technologies, enhance market presence or complement existing businesses.

More information relating to our acquisitions is included in Note 3 of the Notes to Consolidated Financial Statements in this Form 10-K ("Notes to Consolidated Financial Statements").

Operations

We derive our revenue from services and product sales to clients primarily in the oil and gas industry.

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 69%, 72% and 76% of our revenue from operations for the years ended December 31, 2011, 2010 and 2009, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales, generated principally in our Production Enhancement segment, accounted for approximately 31%, 28% and 24% of our revenue from operations for the years ended December 31, 2011, 2010 and 2009, respectively.

Our product sales backlog at December 31, 2011 was approximately $25.9 million compared to $26.0 million at December 31, 2010. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2011 will be completed in 2012.

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

Production Enhancement

We produce data to describe a reservoir system that is used to enhance oil and natural gas production so that it may exceed the average oilfield recovery factor, which is approximately 40%. Two production enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding a reservoir with water, carbon dioxide, nitrogen or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and flooded to maximize oil and gas recovery. Although Core Laboratories is not a hydraulic fracturing company, we do provide chemicals that are used to analyze such processes for reservoir diagnostic purposes. Our services and technologies play a key role in the success of both methods.

The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a gel slurry into the reservoir zone at extremely high pressures. This forces fractures to open in the rock and "props" or holds the fractures open so that reservoir fluids can flow to the production wellbore. Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the gel slurry is compatible with the reservoir fluids so that damage does not occur to the porous rock network. Our proprietary and patented ZERO WASH® tracer technology is used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

SPECTRACHEM® is another proprietary and patented technology developed for optimizing hydraulic fracture performance. SPECTRACHEM® is used to aid operators in determining the efficiency of the fracture fluids used. SPECTRACHEM® tracers allow operators to evaluate the quantity of fracture fluid that returns to the wellbore during the clean-up period after a hydraulic fracturing event. This technology also allows our clients to evaluate load recovery, gas breakthrough, fluid leak-off and breaker efficiency, all of which are important factors for optimizing oil and/or natural gas production after the formation is hydraulically fractured.

Core's patented and proprietary SPECTRACHEM® fracture diagnostic service continued to evolve with the introduction of the SpectraChem® Plus service in early 2009. The new SpectraChem® Plus service is effective in determining the effectiveness and efficiency of the hydraulic fracture stimulation of long multistage horizontal wells in oil- and gas-shale plays throughout North America. SpectraChem® Plus data sets are used to determine how each frac stage, which may number up to 30 per well, is flowing. Frac stages with ineffective flows may warrant further stimulation or remedial actions.

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

Our PACKSCAN® patented technology, which is used as a tool to evaluate gravel pack effectiveness in an unconsolidated reservoir, has contributed to our revenue growth. PACKSCAN® measures the density changes in the area around the tool and is designed to observe the changes within the wellbore to verify the completeness of the gravel pack protection of the wellbore without any additional rig time.

In addition to our many patented reservoir analysis technologies, we have established ourselves as a global leader in the manufacture and distribution of high-performance perforating products. Our unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the completion of oil and gas wells. Our "systems" approach to the perforating of an oil or gas well has resulted in numerous patented products. Our HERO® (High Efficiency Reservoir Optimization), SuperHERO™ and recently introduced SuperHERO Plus+™ perforating systems have quickly become industry leaders in enhancing reservoir performance. The SuperHERO™ and SuperHERO Plus+™ perforating systems complement our successful HERO® line and are designed to optimize wellbore completions and stimulation programs in oil- and gas-shale reservoirs. Evolved from our HERO® charges, the SuperHERO™ and the SuperHERO Plus+™ charges use a proprietary and patented design of powdered metal liners and explosives technology that results in a deeper and cleaner perforating tunnel into the oil- and gas-shale reservoir. This allows greater flow of hydrocarbons to the wellbore and helps to maximize hydrocarbon recovery from the reservoir. Moreover, the deeper, near debris-free perforations enable lower fracture initiation pressures, reducing the amount of pressure-pumping horsepower required and its associated cost. SuperHERO™ and SuperHERO Plus+™ charges can eliminate the ineffective perforations that would otherwise limit daily oil and natural gas production and hinder the optimal fracture stimulation programs needed for prolific production from the Bakken, Eagle Ford, Marcellus, Niobrara and similar oil- and gas-shale formations. Our manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

Our Horizontal Time-Delayed Ballistics Actuated Sequential Transfer (HTD-BlastTM) perforating system is a technology useful for the effective and efficient perforation of extended-reach horizontal completions in the Bakken, Eagle Ford, and other shale formations. The HTD-BlastTM perforating system can be deployed via coiled tubing, and it currently enables eight perforating events, beginning at the farthest reaches, or toe regions, of extended-reach horizontal wells. The toe region is the most difficult section of an extended-reach well to effectively perforate and fracture stimulate. The HTD-BlastTM system significantly improves the potential for production from those sections. A proprietary, time-delayed detonating sequence allows the operator to position and perforate up to eight discrete zones. This efficiency, coupled with Core's effective SuperHERO Plus+™ perforating charges, results in superior perforations at a greatly reduced operating cost. Superior perforations then allow effective fracture stimulation programs that can maximize production from extended horizontal wells.

We have experienced technical services personnel to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site service in the completion of oil and gas wells. Our patented X-SPAN™ and GTX-SPAN™ casing patches are supported by our technical services personnel. These systems are capable of performing in high pressure oil and gas environments and are used to seal non-productive reservoir zones from the producing wellbore.

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

These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us. We also develop and provide industry consortium studies to provide critical reservoir information to a broad spectrum of clients in a cost effective manner such as our multi-client regional reservoir optimization projects for both North America and international studies, especially studies pertaining to unconventional reservoirs such as our ongoing global shale study that examines the shale potential in central and southern Europe, north Africa, India, China and Australia among other regions and a joint industry project evaluating the petrophysical, geochemical and production characteristics of the Eagle Ford shale in South Texas. Additional studies being performed are our long running deep water Gulf of Mexico studies, a worldwide characterization of tight-gas sands, with special emphasis in the Middle East region, deepwater studies off the coasts of West Africa and Brazil and a study on the petroleum potential of offshore Vietnam and a global gas shale study.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 49%, 50% and 52% of our revenue from operations during the years ended December 31, 2011, 2010 and 2009, respectively. Not included in the foregoing percentages are significant levels of our revenue recorded in the U.S. that are sourced from projects on foreign oilfields.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not always able to eliminate our foreign currency exposure. We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our reported revenue by geographic region (in contrast to the location of the reservoirs) for the years ended December 31, 2011, 2010 and 2009:

Geographic Breakdown of Revenue

Environmental Regulation

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to protection of the environment and the manner in which chemicals and gases used in our analytical and manufacturing processes are handled and generated wastes are disposed. Consistent with our quality assurance and control principles, we have established proactive environmental policies for the management of these chemicals and gases as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations, whether at the federal, provincial, regional, state or local levels, may require the acquisition of permits for regulated activities, capital expenditures to limit or prevent emissions and discharges, and stringent restrictions for the handling and disposal of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and even the issuance of injunctive relief. The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementation of regulations to address concerns about global climate change or threats to drinking water from hydraulic fracturing activities that have the effect of lowering the demand for carbon-based fuels could have a material adverse effect on our business. Moreover, we depend on the demand for our products and services from oil and natural gas exploration and production companies. Thus, any changes in environmental laws and regulations that result in more stringent and costly well drilling, construction, completion, development or production activities could impose additional and significant costs on, or delay or decrease the operational activity of those operators who are our customers, which also could have a material adverse effect on our business.

Our analytical and manufacturing processes involve the handling and use of numerous chemicals and gases as well as the generation of wastes. Spills or releases of these chemicals, gases, and wastes at our facilities or at offsite locations where they are transported for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, for the costs of cleaning up chemicals and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims against industry participants for personal injury and property damage allegedly caused by such spills or releases. As a result of such actions, we could be required to remove previously disposed wastes, remediate environmental contamination, and undertake measures to prevent future contamination. We may not be able to recover some or any of these remedial or corrective costs from insurance. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.
Our operations are also subject to stringent governmental laws and regulations, including the federal Occupation Safety and Health Act, as amended ("OSHA"), and comparable state laws in the United States, whose purpose is to protect the health and safety of workers. In the United States, the OSHA hazard communication standard and applicable community right-to-know regulations require that information is maintained concerning hazardous materials used or produced in our operations and that this information is provided to employees, state and local government authorities, and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

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

Employees

As of December 31, 2011, we had approximately 5,000 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

NYSE Corporate Governance Matters

As a listed company with the New York Stock Exchange, our Chief Executive Officer, as required under Section 303A.12(a) of the NYSE Listed Company Manual, must certify to the NYSE each year whether or not he is aware of any violation by the Company of NYSE Corporate Governance listing standards as of the date of the certification. On June 3, 2011, our Chief Executive Officer submitted such a certification to the NYSE which stated that he was not aware of any violation by Core Lab of the NYSE Corporate Governance listing standards. We will timely provide the annual certification of our Chief Executive Officer this year. Included as Exhibits 31.1 and 31.2 to this Form 10-K are the Chief Executive Officer and Chief Financial Officer Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 1A. RISK FACTORS

Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All of our forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. All known, material risks and uncertainties are discussed below.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield products and services is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our products and services, which are summarized as:

▪	general and economic business conditions;

▪	market prices of oil and gas and expectations about future prices;

▪	cost of producing and the ability to deliver oil and natural gas;

▪	the level of drilling and production activity;

▪	mergers, consolidations and downsizing among our clients;

▪	coordination by OPEC;

▪	the impact of commodity prices on the expenditure levels of our clients;

▪	financial condition of our client base and their ability to fund capital expenditures;

▪	the physical effects of adverse weather;

▪	the adoption of legal requirements or taxation that lowers the demand for petroleum-based fuels;

▪	civil unrest or political uncertainty in oil producing or consuming countries;

▪	level of consumption of oil, gas and petrochemicals by consumers;

▪	changes in existing laws, regulations, or other governmental actions;

▪	the business opportunities (or lack thereof) that may be presented to and pursued by us;

▪	availability of services and materials for our clients to grow their capital expenditures; and

▪	availability of materials and equipment from key suppliers.

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

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 49%, 50% and 52% of our revenue during the years ended December 31, 2011, 2010, and 2009, respectively. Not included in the foregoing percentages are significant levels of our revenues recorded in the U.S. that are sourced from projects on foreign oilfields. Our operations are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

▪	global economic conditions;

▪	political actions and requirements of national governments including trade restrictions, embargoes, seizure, detention, nationalization and expropriations of assets;

▪	interpretation of tax statutes and requirements of taxing authorities worldwide, routine examination by taxing authorities and assessment of additional taxes, penalties and/or interest;

▪	civil unrest;

▪	acts of terrorism;

▪	fluctuations and changes in currency exchange rates (see section below);

▪	the impact of inflation;

▪	difficulty in repatriating foreign currency received in excess of the local currency requirements; and

▪	current conditions in oil producing countries such as Venezuela, Nigeria, Libya, Iran and Iraq considering their potential impact on the world markets.

Historically, economic downturn and political events have resulted in lower demand for our products and services in certain markets. The continuing instability in the Middle East and the potential for activity from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. The global economy is highly influenced by public confidence in the geopolitical environment and the situation in the Middle East continues to be highly fluid; therefore, we expect to experience heightened international risks.

Our results of operations may be significantly affected by foreign currency exchange rate risk.

We are exposed to risks due to fluctuations in currency exchange rates. By the nature of our business, we derive a substantial amount of our revenue from our international operations, subjecting us to risks relating to fluctuations in currency exchange rates.

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

The market for our products and services is characterized by changing technology and product introduction. As a result, our success is dependent upon our ability to develop or acquire new products and services on a cost-effective basis and to introduce them into the marketplace in a timely manner. While we intend to continue committing substantial financial resources and effort to the development of new products and services, we may not be able to successfully differentiate our products and services from those of our competitors. Our clients may not consider our proposed products and services to be of value to them; or if the proposed products and services are of a competitive nature, our clients may not view them as superior to our competitors' products and services. In addition, we may not be able to adapt to evolving markets and technologies, develop new products, or achieve and maintain technological advantages.

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

One of our key business strategies is to acquire technologies, operations and assets that are complementary to our existing businesses. There are financial, operational and legal risks inherent in any acquisition strategy, including:

▪	increased financial leverage;

▪	ability to obtain additional financing;

▪	increased interest expense; and

▪	difficulties involved in combining disparate company cultures and facilities.

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

We are subject to a variety of stringent governmental laws and regulations both in the United States and abroad relating to protection of the environment and the use and storage of chemicals and gases used in our analytical and manufacturing processes and the discharge and disposal of wastes generated by those processes. Certain of these laws and regulations may impose joint and several, strict liability for environmental liabilities, such as the remediation of historical contamination or recent spills, and failure to comply with such laws and regulations could result in the assessment of damages, fines and penalties, the imposition of remedial or corrective action obligations or the suspension or cessation of some or all of our operations. These stringent laws and regulations could require us to acquire permits or other authorizations to conduct regulated activities, install and maintain costly equipment and pollution control technologies, or to incur costs or liabilities to mitigate or remediate pollution conditions caused by our operations or attributable to former operators. If we fail to control the use, or adequately restrict the discharge of, hazardous substances or wastes, we could be subject to future material liabilities including remedial obligations. In addition, public interest in the protection of the environment has increased dramatically in recent years with governmental authorities imposing more stringent and restrictive requirements. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

For example, in the United States, the federal Congress has, from time to time, considered legislation that could be introduced and adopted in the current session of Congress, in which event such adopted laws or any implementing regulations could adversely affect our business, financial condition and results of operations. This legislation could include or arise from the following:

▪
Climate Change. Congress has from time to time considered legislation to reduce emissions of greenhouse gases (“GHGs”), primarily through the establishment of a “cap-and-trade” plan for GHGs, but no such legislation has been adopted by Congress. It is not possible at this time to predict whether or when Congress may introduce and adopt climate change legislation. In addition, based on determinations made by the U.S. Environmental Protection Agency

(“EPA”) in December 2009 that emissions of GHGs present a danger to public health and the environment, the EPA adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. Also, the EPA adopted rules requiring the monitoring and reporting of GHGs from certain sources, including, among others, onshore and offshore oil and natural gas production facilities, and almost one-half of the states already have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Adoption and implementation of laws and regulations limiting emissions of GHGs from our equipment or operations could require us to incur costs to comply with such requirements and also could adversely affect demand for the production of oil and natural gas by our customers and thus reduce demand for the services we provide to the oil and natural gas industry.

▪
Hydraulic Fracturing. From time to time, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process, which disclosed information could be proprietary in nature. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure, and well construction requirements on hydraulic fracturing activities. Moreover, the EPA has asserted federal regulatory authority under the Safe Drinking Water Act, as amended (“SDWA”) over hydraulic fracturing involving diesel. While it is not possible at this time to predict whether or when Congress may introduce and adopt legislation restricting hydraulic fracturing activities under the SDWA or other regulatory mechanisms, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our products and services. Although Core Laboratories is not a hydraulic fracturing company, it does supply and utilize chemicals during such processes for reservoir diagnostic purposes. In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with initial results expected to be available by late 2012 and final results by 2014 and, more recently, the EPA announced plans to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices, and a committee of the United States House of Representatives has conducted an investigation of hydraulic fracturing practices. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms, which events could delay or curtail production of oil and natural gas by our exploration and production customers and thus reduce demand for our business.

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

We require a significant amount of cash to service our indebtedness, and our ability to generate cash may depend on factors beyond our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 2.4 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.9 million square feet and own approximately 0.5 million square feet. We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Houston, Texas; Calgary, Canada; Kuala Lumpur, Malaysia; Rotterdam, The Netherlands; Abu Dhabi, UAE; and Aberdeen, Scotland. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have significant manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment. Our facilities are adequate for our current operations. However, expansion into new facilities or the replacement or modification of existing facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

See Note 11 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE are set in the following table for the periods indicated.

	High	Low
2011
Fourth Quarter	$120.33	$82.74
Third Quarter	$118.50	$87.75
Second Quarter	$112.10	$88.94
First Quarter	$104.40	$82.95
2010
Fourth Quarter	$92.10	$77.00
Third Quarter	$90.89	$72.67
Second Quarter	$79.40	$63.01
First Quarter	$66.99	$57.38

On February 14, 2012, the closing price, as quoted by the NYSE, was $121.42 per share and there were 47,620,889 common shares issued and outstanding held by approximately 162 record holders and approximately 61,209 beneficial holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In July 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.05 per share were paid in March, May, August and November of 2009. Cash dividends of $0.06 per share were paid in February, May, August, and November of 2010. In addition, special cash dividends of $0.375 per share and $0.65 per share were paid in August 2009 and 2010, respectively. Cash dividends of $0.25 per share were paid in February, May, August, and November of 2011. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Standard & Poor's Oil & Gas Equipment and Services Index (which has been selected as our peer group) for the period beginning December 31, 2006 and ending December 31, 2011. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2006 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2011

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2011:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (4)
October 31, 2011 (1)	60,481	$96.13	60,481	11,134,721
November 30, 2011 (2)	241	$111.40	241	11,135,125
December 31, 2011 (3)	3,955	$117.27	3,955	11,145,344
Total	64,677	$97.48	64,677	11,145,344

(1)	5,481 shares valued at $0.5 million, or $89.30 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(2)	241 shares valued at $26.8 thousand, or $111.40 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(3)	3,955 shares valued at $0.5 million, or $117.27 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(4)	During the quarter 1,026,991 treasury shares were distributed relating to stock-based awards, stock options, and the early exchange of our Senior Exchangeable Notes (the "Exchangeable Notes").

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 19, 2011, our shareholders authorized an extension until November 19, 2012 to purchase up to 10% of our issued share capital which may be used for any legal purpose and until March 10, 2012 to purchase an additional 15.6% of our issued shares to fulfill obligations relating to our Exchangeable Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. The past cancellations of shares have also been approved by shareholders at prior shareholder meetings.

From the activation of the share repurchase program through December 31, 2011, we have repurchased 33,123,122 shares for an aggregate purchase price of approximately $788.0 million, or an average price of $23.79 per share and have canceled

27,537,600 shares at a cost of $466.2 million. At December 31, 2011, we held 1,408,334 shares in treasury and have the authority to repurchase 11,145,344 additional shares under our stock repurchase program as described in the preceding paragraph.

Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2011, we issued 992,162 shares of our common stock upon exchange to holders of $84.8 million aggregate principal amount of our Exchangeable Notes. Such shares were issued in transactions exempt from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements each of which is included in this Form 10-K.

	For the Years Ended December 31,
	2011	2010	2009	2008 (3)	2007 (3)
	(in thousands, except per share and other data)

Financial Statement Data:
Revenue	$907,648	$794,653	$695,539	$780,836	$670,540
Net income attributable to Core Laboratories N.V.	184,684	144,917	113,604	131,166	111,212
Working capital	143,353	69,967	284,129	139,955	116,276
Total assets	605,139	650,241	658,166	521,535	476,754
Long-term debt and capital lease obligations, including current maturities	225,419	147,543	209,112	194,568	230,594
Total equity	181,655	292,340	281,758	188,285	108,026
Earnings Per Share Information:
Net income attributable to Core Laboratories N.V.:
Basic	$3.99	$3.23	$2.47	$2.85	$2.36
Diluted	$3.82	$3.00	$2.43	$2.74	$2.28
Weighted average common shares outstanding:
Basic	46,286	44,830	45,939	46,017	47,073
Diluted	48,393	48,241	46,657	47,887	48,815
Cash dividends declared per share	$1.00	$0.89	$0.575	$0.60	$—
Other Data:
Current ratio (1)	2.0:1	1.2:1	3.7:1	2.5:1	2.2:1
Debt to capitalization ratio (2)	52%	27%	34%	52%	69%
________________

(1)	Current ratio is calculated as follows: current assets divided by current liabilities.

(2)	Debt to capitalization ratio is calculated as follows: debt divided by the sum of cash, debt and equity.

(3)	Results have been revised upon adoption of FASB Accounting Standards Codification 470-20. See Note 8 Debt and Capital Lease Obligations for more information.

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

The financial market crisis and the start of a global economic recession that began in late 2008 led to a decrease in demand for oil and gas; consequently oilfield activity in 2009 declined as oil and gas companies reduced their spending levels for that year. However, in late 2009, a global economic recovery began that continued steadily through 2010 and into 2011 that increased consumption of oil and natural gas products leading to higher oil related prices, increased capital budgets for our clients, and more demand for our services and products.

The general crude oil market conditions in the United States began improving in 2010 along with increases in global demand which led to higher crude oil prices that approached pre-recession levels by the end of the year and continued into 2011. This created a positive impact on our business compared to the volatility experienced throughout 2009.

Natural gas prices in 2010 had a different reaction to the overall increase in global demand for oil and gas products. Prices were volatile during 2009 and followed with continued decreases throughout 2010 and 2011. These decreasing prices for natural gas were the result of increases in the global supply instead of decreases in the global demand; consequently activity levels of our clients in this sector did not decrease until late in 2011.

Crude oil prices generally increased during 2011, with spot prices for West Texas Intermediate crude beginning the year at $91.59 per barrel and ending at $98.83 per barrel, an 8% increase. These increased prices led to the rise in the U.S. oil rig count, which increased by over 50% and the number of horizontal wells increased by over 20% during the same time period.

The following table summarizes the average worldwide, U.S., and Non-North American rig counts for the years ended December 31, 2011, 2010 and 2009, as well as the annual average spot price of a barrel of West Texas Intermediate crude and an MMBtu of natural gas:

	2011	2010	2009

Baker Hughes Worldwide Average Rig Count (1)	3,466	2,985	2,304
Baker Hughes U.S. Average Rig Count (1)	1,875	1,541	1,086
Average Crude Oil Price per Barrel (2)	$94.87	$79.39	$61.95
Average Natural Gas Price per MMBtu (3)	$4.54	$5.13	$6.92

(1) Twelve month average rig count as reported by Baker Hughes Incorporated - Worldwide Rig Count.
(2) Average daily West Texas Intermediate crude spot price.
(3) Obtained from Bloomberg NGH1 average price for the years December 31, 2011, 2010, and 2009.

Operators determined that the economics of certain projects would be viable at the higher commodity prices in 2010 compared to 2009 which led to an increase in rig count in 2010, particularly rigs drilling for oil, both in North America and worldwide. Higher oil prices in 2011 had the same impact on drilling activity as it continued a general increase throughout the year. This resulted in rig counts at the end of the year exceeding rig counts at the beginning of the year across most of the globe, with the average U.S. rig count increasing by 22% and average international rig count increasing by over 10%.

Increases in activity levels in 2010 by our clients combined with greater market share, led to higher revenue over 2009 across all of our business segments. Given this higher revenue in conjunction with the lower cost structure attained during the global economic recession, we were able to generate operating income that was 21% higher in 2010 than the prior year. This increase was driven primarily by our Production Enhancement and Reservoir Management segments with operating income increases of 56% and 35%, respectively. The ongoing increases in our clients' activity in 2011 led to our revenue increase of 14% over 2010, again primarily in our Production Enhancement and Reservoir Management segments with operating income for each of these segments increasing by 11%.

Results of Operations

Results of operations as a percentage of applicable revenue are as follows (dollars in thousands):

	2011		2010		2009		2011/ 2010	2010/ 2009
Revenue:							% Change
Services (1)	$621,752	68.5%	$568,220	71.5%	$529,523	76.1%	9.4%	7.3%
Product Sales (1)	285,896	31.5%	226,433	28.5%	166,016	23.9%	26.3%	36.4%
TOTAL REVENUE	907,648	100.0%	794,653	100.0%	695,539	100.0%	14.2%	14.2%
OPERATING EXPENSES:
Cost of services* (1)	395,303	63.6%	356,563	62.8%	333,544	63.0%	10.9%	6.9%
Cost of product sales* (1)	198,066	69.3%	157,227	69.4%	124,225	74.8%	26.0%	26.6%
Total cost of services and product sales	593,369	65.4%	513,790	64.7%	457,769	65.8%	15.5%	12.2%
General and administrative expenses	41,141	4.5%	33,029	4.2%	30,372	4.4%	24.6%	8.7%
Depreciation and amortization	23,303	2.6%	23,113	2.9%	23,818	3.4%	0.8%	(3.0)%
Other (income) expense, net	(919)	(0.1)%	(2,205)	(0.3)%	(3,202)	(0.5)%	NM	NM
OPERATING INCOME	250,754	27.6%	226,926	28.6%	186,782	26.9%	10.5%	21.5%
(Gain) loss on early extinguishment of debt	1,012	0.1%	1,939	0.2%	—	—%	(47.8)%	100.0%
Interest expense	10,900	1.2%	15,839	2.0%	15,523	2.2%	(31.2)%	2.0%
Income before income tax expense	238,842	26.3%	209,148	26.3%	171,259	24.6%	14.2%	22.1%
Income tax expense	54,198	6.0%	63,747	8.0%	57,164	8.2%	(15.0)%	11.5%
Net income	184,644	20.3%	145,401	18.3%	114,095	16.4%	27.0%	27.4%
Net income attributable to non-controlling interest	(40)	—%	484	0.1%	491	0.1%	(108.3)%	(1.4)%
Net income attributable to Core Laboratories N.V.	$184,684	20.3%	$144,917	18.2%	$113,604	16.3%	27.4%	27.6%

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.
(1) Revision adjustments were made between Services Revenue and Product Sales Revenue and between Cost of Services and Cost of Product Sales in the Consolidated Statement of Operations for 2010 and 2009 which did not affect total revenues, operating income, or net income for either period.

Operating Results for the Year Ended December 31, 2011 Compared to the Years Ended December 31, 2010 and 2009

We evaluate our operating results by analyzing revenue, operating income and net income margin (defined as net income divided by total revenue). Since we have a relatively fixed cost structure, increases in revenue generally translate into higher operating income results as well as net income margin percentages. Results for the years ended December 31, 2011, 2010 and 2009 are summarized in the following chart:

Services Revenue

Services revenue increased to $621.8 million for 2011 from $568.2 million for 2010 and $529.5 million for 2009. The increase in services revenue from 2010 to 2011 was primarily due to increases in reservoir rock and reservoir fluids phase-behavior studies. Our large scale core analyses and reservoir fluid projects continue to provide meaningful revenue streams in the Middle East, Asia-Pacific and off the coasts of Africa. The increase in services revenue from 2009 to 2010 was due, in part, to the increased demand for reservoir rock and reservoir fluids phase-behavior studies worldwide as activity levels of our clients continued to increase as a result of the West Texas Intermediate and Brent crude oil prices being near post-recession highs.

Product Sales Revenue

Product sales revenue increased to $285.9 million for 2011, from $226.4 million for 2010 and $166.0 million for 2009. The increase in revenue from 2010 to 2011 was driven by increased demand for our specialized completion and recompletion technology products utilized in high-end multi-stage well completion and stimulation programs in areas such as the oil- and natural gas-shale plays in North America and in the major, giant, and super-giant fields in southern Iraq. The increase in revenue from 2009 to 2010 was driven by increased acceptance and demand of our specialized completion products introduced over the last three years, as indicated by an increased market share in unconventional oil and natural gas shale reservoirs in North America and perforating markets in the Middle East and Asia-Pacific.

Cost of Services

Cost of services increased to $395.3 million for 2011 from $356.6 million for 2010 and $333.5 million for 2009. As a percentage of services revenue, cost of services increased to 63.6% in 2011 from 62.8% in 2010 and 63.0% in 2009. The increase in cost of services is primarily driven by restructuring charges and other personnel costs taken in the second quarter of 2011 to lower our fixed cost structure.

Cost of Product Sales

Cost of product sales increased to $198.1 million for 2011 from $157.2 million for 2010 and $124.2 million for 2009. As a percentage of product sale revenue, cost of sales decreased to 69.3% for 2011 compared to 69.4% for 2010 and 74.8% for 2009. The decrease in cost of sales as a percentage of product sale revenue in 2011, as compared to 2010, was primarily due to the growing demand for our new technologies which led to an overall increase in sales, which improved absorption of our fixed cost structure. The decrease in cost of sales as a percentage of product sale revenue in 2010, as compared to 2009, was primarily due to the growing demand for our new technologies, which are our higher margin products.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were $41.1 million for 2011, which represents 4.5% of revenue, a slight increase compared to 4.2% of revenue in 2010 due to facility repairs and additional compensation expenses. General and administrative expenses as a percent of revenue were 4.4% in 2009.

Depreciation and Amortization Expense

Depreciation and amortization expense of $23.3 million increased slightly by $0.2 million in 2011 compared to 2010, after decreasing slightly by $0.7 million in 2010 compared to 2009.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

(Gain) loss on sale of assets	$(487)	$(176)	$90
Equity in (income) of affiliates	(274)	(376)	(92)
(Gain) loss on foreign exchange	1,800	1,032	(331)
Interest (income)	(138)	(249)	(138)
Non-income tax (benefit) expense	—	—	(2,500)
Rent and royalty (income)	(1,716)	(1,550)	(1,358)
Gain on insurance recovery	(1,014)	—	—
Legal entity realignment	711	—	—
Other (gain) loss	199	(886)	1,127
Total other (income) expense, net	$(919)	$(2,205)	$(3,202)

During 2010, we had fire incidents at two separate facilities resulting in the loss of portions of the buildings, as well as some of the laboratory equipment. The final insurance settlements were reached in 2011, which resulted in gains of $1.0 million.

In 2010, we sold our minority investment in a technology company acquired in 2001, resulting in a gain of $0.8 million and recorded a foreign exchange loss of $1.4 million on the settlement of a Euro-denominated income tax receivable in The Netherlands.

In 2009, we released the remaining $2.5 million of a long-term liability established in 2008 associated with non-income related taxes.

Loss on Exchange of Senior Exchangeable Notes

In 2006, Core Laboratories LP, an entity 100% indirectly owned by Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Exchangeable Notes") which were fully and unconditionally guaranteed by Core Laboratories N.V. and matured on October 31, 2011. Under the terms of the Exchangeable Notes, defined criteria were met which allowed the Exchangeable Notes to be early exchanged during each quarter of 2011, as it was during the second, third, and fourth quarters of 2010. During 2011, we received 142 requests to exchange 156,301 Exchangeable Notes which were settled during the year for $156.3 million in cash and 1,851,869 shares of our common stock, all of which were treasury shares, resulting in a loss of $1.0 million. During 2010, we received 21 requests to exchange 82,251 Exchangeable Notes which were settled during the year for $82.3 million in cash and 808,367 shares of our common stock, all of which were treasury shares, resulting in a loss of $1.9 million.

Interest Expense

Interest expense decreased by $4.9 million in 2011 compared to 2010. Our Exchangeable Notes were fully repaid during the fourth quarter of 2011 and have been replaced by our $150 million Senior Notes (the "Senior Notes") which carry a lower interest expense. Cash interest expense was only $2.3 million, $0.6 million and $0.6 million for the years ended December 31,

2011, 2010 and 2009, respectively.

On August 24, 2011, we entered into a $100 million interest rate hedge that was unwound on September 16, 2011 resulting in a loss of $1.3 million which was recorded to interest expense.

Income Tax Expense

Income tax expense decreased $9.5 million in 2011 compared to 2010 due primarily to the reversal of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of recently concluded audits of prior year returns. Income tax expense increased $6.6 million in 2010 compared to 2009 commensurate with the overall increase in income before income tax expense. The effective tax rate was 22.7% for 2011, 30.5% for 2010 and 33.4% for 2009. The lower tax rate for 2011 was due primarily to the reversal of $10.4 million in tax liability noted above and was partially offset by changes in our estimate of unrecognized tax benefits in certain jurisdictions. The lower tax rate for 2010 was the result of a change in the earnings mix in the various jurisdictions in which we operate.

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.
 Segment Revenue

	For the Years Ended December 31,
(dollars in thousands)	2011	% Change	2010	% Change	2009

Reservoir Description	$469,775	10.3%	$425,829	2.6%	$414,934
Production Enhancement	371,449	18.3%	313,956	36.1%	230,652
Reservoir Management	66,424	21.1%	54,868	9.8%	49,953
Total Revenue	$907,648	14.2%	$794,653	14.2%	$695,539

Segment Operating Income

	For the Years Ended December 31,
(dollars in thousands)	2011	% Change	2010	% Change	2009

Reservoir Description	$116,244	9.5%	$106,179	(0.2)%	$106,421
Production Enhancement	112,576	11.2%	101,241	55.6%	65,076
Reservoir Management	21,887	10.8%	19,759	35.2%	14,620
Corporate and other (1)	47	NM (2)	(253)	NM (2)	665
Operating Income	$250,754	10.5%	$226,926	21.5%	$186,782

(1) “Corporate and other" represents those items that are not directly relating to a particular segment.
(2) "NM" means not meaningful.

Segment Operating Income Margins (1)

	For the Years Ended December 31,
	2011	2010	2009
	Margin	Margin	Margin
Reservoir Description	24.7%	24.9%	25.6%
Production Enhancement	30.3%	32.2%	28.2%
Reservoir Management	33.0%	36.0%	29.3%
Total Company	27.6%	28.6%	26.9%
(1) Calculated by dividing "Operating Income" by "Revenue."

Reservoir Description

Revenue for our Reservoir Description segment increased by 10.3% in 2011 compared to 2010, after increasing 2.6% in 2010 compared to 2009. During 2011, this segment's operations, which focus on international crude-oil related products, continued to benefit from large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Iraq, Kuwait and the United Arab Emirates. During 2010, this segment's increased revenue was primarily due to the continued expansion of worldwide development projects particularly in West Africa, Asia Pacific, and the North Sea, as well as the North American oil- and gas-shale and liquid-rich plays in the Bakken, Eagle Ford, Marcellus, Muskwa and other active fields.

Operating income increased in 2011 from 2010 while operating margin fell slightly as a result of increased revenue driven by increased activity, offset by higher costs in certain operating areas due to charges in the second quarter for restructuring and other personnel costs. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects. Operating income was unchanged in 2010 compared to 2009.

Production Enhancement

Revenue for our Production Enhancement segment increased by $57.5 million, or 18.3% in 2011 compared to 2010, primarily due to an increased market share of our perforating charges and gun systems particularly in the North American markets relating to horizontal well developments of oil- and gas-shale reservoirs and for high margin completion and recompletion technologies used in the reworking of major, giant, and super-giant fields. Revenue for our Production Enhancement segment increased 36.1% in 2010 compared to 2009, primarily due to the increased drilling and activity levels by our clients in North America.

Operating income for this segment increased to $112.6 million in 2011 from $101.2 million in 2010, an increase of 11.2%. The increase in operating income in 2011 was primarily driven by increased revenue from services related to our proprietary and patented diagnostic technologies, such as SpectraChem® Plus, SpectraScan®, ZERO WASH®, and our HERO® line of perforating charges and gun systems and our HTD Blast™ perforating system which is used for the perforation of extended-reach horizontal wells in non-conventional reservoirs. Operating income for this segment increased to $101.2 million in 2010 from $65.1 million in 2009, an increase of 55.6%. The increase in operating income in 2010 was primarily driven by increased drilling and activity by our clients in North America.

Reservoir Management

Revenue for our Reservoir Management segment increased to $66.4 million in 2011 from $54.9 million in 2010 and $50.0 million in 2009. The increase in revenue in 2011 was due to studies initiated in 2011 including the Avalon Shale Study and the Midland Basin Project . The increase in revenue in 2010 was due to new multi-client reservoir studies in the Montney Shale in northeastern British Columbia and northern Alberta, the Niobrara Formation Study, deepwater studies off the coasts of Brazil and West Africa, and a study on the petroleum potential of offshore Vietnam as well as the expansion of our unconventional reservoir studies to different regions in North America.

Operating income for this segment increased to $21.9 million in 2011 compared to $19.8 million in 2010 and $14.6 million in 2009. The increase in operating income in 2011 as compared to 2010 was primarily related to increased interest in our consortium projects such as the Global Gas Shale Project, the Marcellus Shale Evaluation study and the Eagle Ford Shale study along with the continued participation in our North American Gas Shale Study and our new Worldwide Oil and Natural Gas Shale Reservoir Study. The increase in operating income in 2010 from 2009 was primarily related to the increased interest in our proprietary studies, including studies of offshore Ivory Coast, Ghana and Nigeria, a gas-shale reconnaissance project in Indonesia and detailed proprietary reservoir studies for several companies active in the Wolfberry play in West Texas.

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

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
Free Cash Flow Calculation	2011	2010	2009
Net cash provided by operating activities	$204,126	$205,832	$181,873
Less: capital expenditures	(29,927)	(27,569)	(17,289)
Free cash flow	$174,199	$178,263	$164,584

The decrease in free cash flow in 2011 compared to 2010 was primarily due to an increase in inventory in preparation for an anticipated shortage of steel required for our products at the end of 2011 and to stock three new warehouses opened in 2011. The increase in cash flow from operating activities in 2010 compared to 2009 was primarily due to an increase in net income. Working capital was $143.4 million and $70.0 million at December 31, 2011 and 2010, respectively.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Cash provided by/(used in):
Operating activities	$204,126	$205,832	$181,873
Investing activities	(52,018)	(38,737)	(18,540)
Financing activities	(256,656)	(214,260)	(18,426)
Net change in cash and cash equivalents	$(104,548)	$(47,165)	$144,907

The decrease in cash flow from operating activities in 2011 compared to 2010 was primarily the result of an increase in inventory in preparation for an anticipated shortage of steel required for our products at the end of 2011 and to stock three new warehouses opened in 2011, partially off set by an increase in net income. The increase in cash flow from operating activities in 2010 compared to 2009 was primarily due to an increase in net income.

Cash flow used in investing activities increased $13.3 million in 2011 over 2010 due primarily to an increase in acquisition activity, $18.8 million in 2011 up from $9.0 million in 2010. Cash flow used in investing activities increased $20.2 million in 2010 over 2009 due to higher capital expenditures and an acquisition for $9.0 million during the first quarter of 2010.

Cash flow used in financing activities in 2011 increased $42.4 million compared to 2010 and was caused by two transactions: the settlement of our Exchangeable Notes and the early settlement of our outstanding warrants. During 2011, 106 Exchangeable Notes matured and we received 142 requests to exchange 156,301 Exchangeable Notes which were settled during the year for $156.4 million in cash and 1,851,869 treasury shares. During 2011, we accelerated the settlement of our outstanding warrants resulting in cash payments of $219.5 million, offset by the cash flow provided by financing activities from the issuance of our Senior Notes for $150 million in 2011 (See "Credit Facility and Available Future Liquidity" below) and net borrowings from a revolving credit facility (the "Credit Facility"). Cash flow used in financing activities in 2010 increased $195.8 million compared to 2009 due to an increase in the number of shares repurchased under our share repurchase program, increased dividends paid, and the early exchange of our Exchangeable Notes by note holders.

During the year ended December 31, 2011, we repurchased 669,649 shares of our common stock for an aggregate amount of $61.8 million, or an average price of $92.32 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest, stock options that are exercised or to finance future acquisitions. Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 25.6% of our issued share capital in treasury. On May 19, 2011 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program until November 19, 2012 to purchase up to 10% of our issued share capital which may be used for any legal purpose and until March 10, 2012 to purchase an additional 15.6% of our issued share capital which were available for the satisfaction of any obligation we may have to deliver shares pursuant to our Exchangeable Notes or pursuant to our warrants. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $113.95 per share on December 31, 2011, an increase of over 2,728%.

Credit Facility and Available Future Liquidity

In September 2011, we issued two series of Senior Notes with an aggregate principal amount of $150 million in a private placement transaction. Series A consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Series B consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the Senior Notes is payable semi-annually on March 30 and September 30.

We maintain a revolving Credit Facility with an aggregate borrowing capacity of $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.5% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due on September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings at the time and outstanding letters of credit and performance guarantees and bonds which totaled $15.3 million at December 31, 2011, resulting in an available borrowing capacity under the Credit Facility of $211.7 million. In addition to those items under the Credit Facility, we had $11.7 million of outstanding letters of credit and performance guarantees and bonds from other sources at December 31, 2011.

The terms of the Credit Facility and our Senior Notes require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreement. Certain of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility.

In addition to our repayment commitments under our Credit Facility and our Senior Notes, we have capital lease obligations relating to the purchase of equipment, and non-cancellable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:

Debt (1)	$225,287	$2,287	$—	$73,000	$150,000
Capital leases	132	57	75	—	—
Operating leases	51,223	15,674	19,910	9,341	6,298
Pension (2)	1,618	1,618	—	—	—
Total contractual obligations	$278,260	$19,636	$19,985	$82,341	$156,298

(1) Not included in the above balances are anticipated cash payments for interest of $6.1 million a year for 2012-2021 and cash payments for interest of $3.1 million a year for 2022-2023 for a total of $67.1 million.

(2) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2011. Not included in the table above are uncertain tax positions that we have accrued for at December 31, 2011, as the amounts and timing of payment, if any, are uncertain.

At December 31, 2011, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $29.4 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2011. If unused, those carry-forwards which are subject to expiration may expire during the years 2012 through 2021. During 2011, $0.5 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to be approximately $33 million in 2012 which will be used to fund our growth through the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients. In addition, we plan to continue to (i) repurchase our common shares on the open market through our share repurchase program, (ii) pay a dividend or (iii) acquire complementary technologies. Our ability to continue these initiatives depends on, among other things, market conditions and our ability to generate free cash flow.

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. Based on recent developments, we believe that the current level of activities, workflows, and operating margins both outside North America and within North America, particularly that relate to oil development projects, will grow moderately into 2012.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our dividend and share repurchase programs from a combination of cash on hand, cash flow from operating activities and available borrowings under our revolving credit facility.

Critical Accounting Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2011.

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2011 was $3.8 million compared to $3.4 million at December 31, 2010.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $9.3 million and $10.7 million at December 31, 2011 and 2010, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

We estimate the useful lives and salvage values of our assets based on historical data of the respective asset's useful life and salvage value. These assets could become impaired if our operating plans or business environment changes.

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

Provisions for asset impairment are charged to income when the net book value of the assets, or carrying value, is determined to be unrecoverable and the carrying value exceeds the fair value of the assets. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants determined by applying various market multiples. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2011, 2010 and 2009.

We review our goodwill, the excess of the purchase price over the fair value of net assets acquired in business combinations, annually for impairment or more frequently if an event occurs which may indicate impairment during the year. We evaluated assets with indefinite lives, including goodwill and certain intangible assets, for impairment by comparing the fair value of our reporting units to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reporting units. We estimated the fair value by performing a discounted future cash flow analysis of each reporting unit. Estimated future cash flows are based on historical data adjusted for the company's best estimate of future performance. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill during the years ended December 31, 2011, 2010 and 2009.

Obsolete Inventory

We forecast client demand, considering changes in technology which could result in obsolescence. Our valuation reserve for obsolete inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for obsolete inventory at December 31, 2011 was $2.9 million compared to $1.9 million at December 31, 2010. If we overestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

Pensions and Other Postretirement Benefits

We maintain a noncontributory defined benefit pension plan for substantially all of our Dutch employees hired before 2007. We utilize an actuary to assist in determining the value of the projected benefit obligation. This valuation requires various estimates and assumptions concerning mortality, future pay increases and discount rate used to value our obligations. We recognize net periodic benefit cost based upon these estimates. As required by current accounting standards, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost. See Note 10 Pensions and Other Postretirement Benefit Plans. Furthermore, we sponsor several defined contribution plans for the benefit of our employees. We expense these contributions in the period the contribution is made.

Stock-Based Compensation

We have two stock-based compensation plans, as described in further detail in Note 13 to our Consolidated Financial Statements. We evaluate the probability that certain of our stock-based plans will meet targets established within the respective agreements and result in the vesting of such awards. In addition, we derive an estimated forfeiture rate that is used in calculating the expense for these awards. For new awards issued and awards modified, repurchased or canceled, the compensation expense is equal to the fair value of the award at the date of the grant and is recognized in the Consolidated Statement of Operations for those awards earned over the requisite service period of the award. The fair value is determined by calculating the discounted value of the shares over the vesting period and applying an estimated forfeiture rate.

Off-Balance Sheet Arrangements

Other than normal operating leases, we do not have any off-balance sheet financing arrangements such as securitization agreements, liquidity trust vehicles, synthetic leases or special purpose entities. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such financing arrangements.

Forward-Looking Statements

This Form 10-K and the documents incorporated in this Form 10-K by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate", "believe", "expect", "intend", "estimate", "project", "will", "should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. You are cautioned that actual results could differ materially from those anticipated in forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or current expectations of us or our management, are not guarantees of future performance and involve risks, uncertainties and assumptions about us and the industry in which we operate, including, among other things:

•	our ability to continue to develop or acquire new and useful technology;

•	the realization of anticipated synergies from acquired businesses and future acquisitions;

•	our dependence on one industry, oil and gas, and the impact of commodity prices on the expenditure levels of our clients;

•	competition in the markets we serve;

•	the risks and uncertainties attendant to adverse industry, political, economic and financial market conditions, including stock prices, government regulations, interest rates and credit availability;

•	unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;

•	changes in the price of oil and natural gas;

•	integration of acquired businesses; and

•	the effects of industry consolidation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not intend to enter into derivative financial instruments for hedging or speculative purposes. We do not believe that our exposure to market risks, which are primarily related to interest rate changes, is material.

Interest Rate Risk

From time to time, we are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2011, we had an outstanding balance of $73 million.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes (a foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate). Foreign exchange gains and losses are the result of fluctuations in the USD against foreign currencies and are included in other (income) expense in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency; as well as countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
(Gains) losses by currency	2011	2010	2009

Australian Dollar	$81	$(135)	$(438)
Angolan Kwanza	257	(58)	20
British Pound	163	390	(106)
Canadian Dollar	423	(711)	(1,686)
Colombian Peso	120	11	(152)
Euro	257	1,788	(81)
Malaysian Ringgit	187	(157)	69
Nigerian Naira	164	98	168
Russian Ruble	(127)	(6)	421
Venezuelan Bolivar	(108)	(267)	1,335
Other currencies, net	383	79	119
Total (gain) loss	$1,800	$1,032	(331)

In Venezuela, we recognized a devaluation of our net monetary assets resulting in a foreign exchange loss of approximately $1.3 million in the fourth quarter of 2009.

Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. Substantially all cash and cash equivalents are on deposit at commercial banks or investment firms. Our trade receivables are with a variety of domestic, international and national oil and gas companies. Management considers this credit risk to be limited due to the creditworthiness and financial resources of these financial institutions and companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2012 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2011.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

1. The following reports, financial statements and schedules are filed herewith on the pages indicated:

2. Financial Statement Schedule

Schedule II - Valuation and Qualifying Account

(b)	Exhibits

The exhibits listed in the accompanying "Index to Exhibits" are incorporated by reference to the filing indicated or are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date:	February 15, 2012	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 15th day of February, 2012.

Signature	Title

/s/ DAVID M. DEMSHUR	President, Chief Executive Officer,
David M. Demshur	Chairman and Supervisory Director

/s/ RICHARD L. BERGMARK	Executive Vice President,
Richard L. Bergmark	Chief Financial Officer and
Supervisory Director

/s/ C. BRIG MILLER	Vice President Finance, Treasurer and
C. Brig Miller	Chief Accounting Officer

/s/ JOSEPH R. PERNA	Supervisory Director
Joseph R. Perna

/s/ JAN WILLEM SODDERLAND	Supervisory Director
Jan Willem Sodderland

/s/ RENE R. JOYCE	Supervisory Director
Rene R. Joyce

/s/ MICHAEL C. KEARNEY	Supervisory Director
Michael C. Kearney

/s/ D. JOHN OGREN	Supervisory Director
D. John Ogren

/s/ ALEXANDER VRIESENDORP	Supervisory Director
Alexander Vriesendorp

32

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A of Part II of this Form 10-K. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 15, 2012

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands, except share and per share data)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,332	$133,880
Accounts receivable, net of allowance for doubtful accounts of $3,762 and $3,396 at 2011 and 2010, respectively	170,805	154,726
Inventories	53,214	33,979
Prepaid expenses and other current assets	27,463	27,656
TOTAL CURRENT ASSETS	280,814	350,241
PROPERTY, PLANT AND EQUIPMENT, net	115,295	104,223
INTANGIBLES, net	8,221	8,660
GOODWILL	162,787	154,217
DEFERRED TAX ASSETS, net	13,662	13,278
OTHER ASSETS	24,360	19,622
TOTAL ASSETS	$605,139	$650,241
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$57,639	$44,710
Accrued payroll and related costs	34,028	28,621
Taxes other than payroll and income	8,566	7,796
Unearned revenues	19,154	20,181
Income taxes payable	793	21,004
Short-term debt and capital lease obligations	2,344	147,543
Other accrued expenses	14,937	10,419
TOTAL CURRENT LIABILITIES	137,461	280,274
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	223,075	—
DEFERRED COMPENSATION	24,117	21,241
DEFERRED TAX LIABILITIES, net	5,531	15,476
OTHER LONG-TERM LIABILITIES	33,300	32,046
COMMITMENTS AND CONTINGENCIES
EQUITY COMPONENT OF SHORT-TERM DEBT - SENIOR EXCHANGEABLE NOTES	—	8,864
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 49,037,806 issued and 47,629,472 outstanding at 2011 and 49,739,912 issued and 45,521,186 outstanding at 2010	1,376	1,397
Additional paid-in capital	2,012	—
Retained earnings	283,660	536,991
Accumulated other comprehensive income (loss)	(1,739)	(6,207)
Treasury shares (at cost), 1,408,334 at 2011 and 4,218,726 at 2010	(107,406)	(242,690)
Total Core Laboratories N.V. shareholders' equity	177,903	289,491
Non-controlling interest	3,752	2,849
TOTAL EQUITY	181,655	292,340
TOTAL LIABILITIES AND EQUITY	$605,139	$650,241
The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands, except per share data)

	2011	2010	2009

REVENUE:
Services	$621,752	$568,220	$529,523
Product sales	285,896	226,433	166,016
Total Revenue	907,648	794,653	695,539
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	395,303	356,563	333,544
Cost of product sales, exclusive of depreciation shown below	198,066	157,227	124,225
General and administrative expenses, exclusive of depreciation shown below	41,141	33,029	30,372
Depreciation	22,126	21,820	23,106
Amortization	1,177	1,293	712
Other (income) expense, net	(919)	(2,205)	(3,202)
OPERATING INCOME	250,754	226,926	186,782
Loss on exchange of Senior Exchangeable Notes	1,012	1,939	—
Interest expense	10,900	15,839	15,523
Income before income tax expense	238,842	209,148	171,259
Income tax expense	54,198	63,747	57,164
Net income	184,644	145,401	114,095
Net income (loss) attributable to non-controlling interest	(40)	484	491
Net income attributable to Core Laboratories N.V.	$184,684	$144,917	$113,604
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$3.99	$3.23	$2.47
Diluted earnings per share attributable to Core Laboratories N.V.	$3.82	$3.00	$2.43
Cash dividends per share	$1.00	$0.89	$0.575
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,286	44,830	45,939
Diluted	48,393	48,241	46,657

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2008	51,039,912	$1,430	$53,019	$382,266	$(4,927)	4,999,846	$(245,661)	$2,158	$188,285
Stock options exercised, net of capital taxes	—	—	(1,767)	—	—	(55,300)	2,175	—	408
Stock-based compensation, net of awards issued	—	—	(280)	—	—	(156,300)	6,176	—	5,896
Tax benefit of stock-based awards issued	—	—	170	—	—	—	—	—	170
Repurchases of common shares	—	—	—	—	—	278,258	(9,389)	—	(9,389)
Dividends paid	—	—	—	(26,416)	—	—	—	—	(26,416)
Sale of note hedge claim, net of tax	—	—	10,577	—	—	—	—	—	10,577
Non-controlling interest dividend	—	—	—	—	—	—	—	(259)	(259)
Comprehensive income:
Adjustment of unrecognized pension actuarial loss, net of $632 tax	—	—	—	—	(1,845)	—	—	—	(1,845)
Amortization of deferred pension costs, net of $81 tax	—	—	—	—	236	—	—	—	236
Net income	—	—	—	113,604	—	—	—	491	114,095
Total comprehensive income									112,486
BALANCE, December 31, 2009	51,039,912	$1,430	$61,719	$469,454	$(6,536)	5,066,504	$(246,699)	$2,390	$281,758

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2009	51,039,912	$1,430	$61,719	$469,454	$(6,536)	5,066,504	$(246,699)	$2,390	$281,758
Stock options exercised, net of capital taxes	—	—	(1,537)	—	—	(46,230)	1,883	—	346
Stock-based compensation, net of awards issued	—	—	1,424	(575)	—	(186,198)	7,668	—	8,517
Tax benefit of stock-based awards issued	—	—	967	—	—	—	—	—	967
Repurchases of common shares	—	—	—	—	—	1,493,017	(92,487)	—	(92,487)
Dividends paid	—	—	—	(39,791)	—	—	—	—	(39,791)
Cancellation of treasury shares	(1,300,000)	(33)	(33,744)	(17,733)	—	(1,300,000)	51,510	—	—
Equity component of short-term debt	—	—	(8,864)	—	—	—	—	—	(8,864)
Exchange of senior exchangeable notes	—	—	(19,965)	(19,281)	—	(808,367)	35,435	—	(3,811)
Non-controlling interest contributions	—	—	—	—	—	—	—	156	156
Non-controlling interest dividend	—	—	—	—	—	—	—	(181)	(181)
Comprehensive income:
Adjustment of unrecognized pension actuarial loss, net of $4 tax	—	—	—	—	(13)	—	—	—	(13)
Amortization of deferred pension costs, net of $117 tax	—	—	—	—	342	—	—	—	342
Net income	—	—	—	144,917	—	—	—	484	145,401
Total comprehensive income									145,730
BALANCE, December 31, 2010	49,739,912	$1,397	$—	$536,991	$(6,207)	4,218,726	$(242,690)	$2,849	$292,340
Stock options exercised, net of capital taxes	—	—	(1,672)	—	—	(42,400)	1,969	—	297
Stock-based compensation, net of awards issued	—	—	9,588	(1,992)	—	(177,271)	9,569	—	17,165
Tax benefit of stock-based awards issued	—	—	2,559	—	—	—	—	—	2,559
Repurchases of common shares	—	—	—	—	—	669,649	(61,825)	—	(61,825)
Dividends paid	—	—	—	(46,027)	—	—	—	—	(46,027)
Cancellation of treasury shares	(702,106)	(21)	—	(40,894)	—	(702,106)	40,915	—	—
Equity component of short-term debt	—	—	8,864	—	—	—	—	—	8,864
Exchange of senior exchangeable notes	—	—	(13,603)	(90,192)	—	(1,851,869)	101,473	—	(2,322)
Settlement of Warrants	—	—	(3,724)	(258,910)	—	(706,395)	43,183	—	(219,451)
Non-controlling interest contribution	—	—	—	—	—	—	—	1,194	1,194
Non-controlling interest dividend	—	—	—	—	—	—	—	(251)	(251)
Comprehensive income:
Adjustment of unrecognized pension actuarial loss, net of $1,426 tax	—	—	—	—	4,165	—	—	—	4,165
Amortization of deferred pension costs, net of $107 tax	—	—	—	—	303	—	—	—	303
Net income (loss)	—	—	—	184,684	—	—	—	(40)	184,644
Total comprehensive income									189,112
BALANCE, December 31, 2011	49,037,806	$1,376	$2,012	$283,660	$(1,739)	1,408,334	$(107,406)	$3,752	$181,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$184,644	$145,401	$114,095
Adjustments to reconcile income to net cash provided by operating activities:
Net provision for (recoveries of) doubtful accounts	254	1,444	545
Provision for inventory obsolescence	552	643	807
Equity in earnings of affiliates	(274)	(376)	(92)
Stock-based compensation	17,165	8,517	5,896
Depreciation and amortization	23,303	23,113	23,818
Non-cash interest expense	5,956	15,087	14,688
(Gain) loss on sale of assets	(487)	(176)	90
Gain on insurance recovery	(1,014)	—	—
Loss on exchange of Senior Exchangeable Notes	1,012	1,939	—
Realization of pension obligation	303	137	364
(Increase) decrease in value of life insurance policies	285	(1,950)	(1,997)
Deferred income taxes	(6,549)	(10,135)	25,636
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(12,082)	(22,412)	9,990
Inventories	(16,033)	(2,438)	1,847
Prepaid expenses and other current assets	(1,228)	21,455	(27,762)
Other assets	680	(102)	(1,060)
Accounts payable	11,969	11,701	(8,579)
Accrued expenses	(13,754)	13,701	18,813
Other long-term liabilities	9,424	283	4,774
Net cash provided by operating activities	204,126	205,832	181,873
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29,927)	(27,569)	(17,289)
Patents and other intangibles	(220)	(233)	(240)
Acquisitions, net of cash acquired	(18,821)	(9,000)	—
Cash in escrow	(2,179)	—	—
Proceeds from sale of assets	900	669	584
Proceeds from insurance recovery	1,300	—	—
Premiums on life insurance	(3,071)	(2,604)	(1,595)
Net cash used in investing activities	(52,018)	(38,737)	(18,540)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(348,564)	(82,251)	—
Proceeds from debt borrowings	417,426	—	—
Stock options exercised	297	346	408
Excess tax benefits from stock-based payments	2,559	967	170
Debt financing costs	(2,014)	(1,019)	—
Settlement of warrants	(219,451)	—	—
Non-controlling interest - contributions	1,194	156	—
Non-controlling interest - dividend	(251)	(181)	(259)
Dividends paid	(46,027)	(39,791)	(26,416)
Repurchase of common shares	(61,825)	(92,487)	(9,389)
Proceeds from sale of note hedge claim	—	—	17,060
Net cash used in financing activities	(256,656)	(214,260)	(18,426)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(104,548)	(47,165)	144,907
CASH AND CASH EQUIVALENTS, beginning of year	133,880	181,045	36,138
CASH AND CASH EQUIVALENTS, end of year	$29,332	$133,880	$181,045
The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
Supplemental disclosures of cash flow information:
Cash payments for interest	$2,308	$566	$597
Cash payments for income taxes	$74,724	$57,259	$41,703

Non-cash investing and financing activities:
Financed capital expenditures	$1,273	$—	$1,810
Common stock issued related to compensation plans	$17,165	$8,517	$5,896

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"), and include the accounts of Core Laboratories and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. All inter-company transactions and balances have been eliminated in consolidation. The equity method of accounting is used to record our interest in investments in which we have less than a majority interest and do not exercise significant control. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise significant control. We record non-controlling interest associated with consolidated subsidiaries that are less than 100% owned.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and utilize our historical experience, as well as various other assumptions that we believe are reasonable in a given circumstance, in order to make these estimates. Actual results could differ from our estimates, as assumptions and conditions change.

The following accounts, among others, require us to use critical estimates and assumptions:

▪	allowance for doubtful accounts;

▪	inventory reserves;

▪	depreciation and amortization;

▪	long-lived assets, intangibles and goodwill;

▪	income taxes;

▪	pensions and other postretirement benefits; and

▪	stock-based compensation.

Accounting policies relating to these accounts and the nature of these estimates are further discussed under the applicable caption. For each of these critical estimates it is at least reasonably possible that changes in these estimates will occur in the short term which may impact our financial position or results of operations.

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less. These items are carried at cost, which approximates market value. For the years ended December 31, 2011 and 2010, cash equivalents included time deposits and money market investment accounts.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2011, 2010 and 2009. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific clients and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $3.8 million and $3.4 million at December 31, 2011 and 2010, respectively. The net carrying value of accounts receivable is considered to be representative of its respective fair value.

Inventories

Inventories consist of manufactured goods, materials and supplies used for sales or services to clients. Inventories are stated at the lower of cost or estimated net realizable value. Inventory costs are recorded at standard cost which approximates the first-in, first-out method.

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

We review our assets for impairment when events or changes in circumstances indicate that the net book value of property, plant and equipment may not be recovered over its remaining service life. We evaluate our property, plant and equipment for impairment if a triggering event occurs which may indicate that an impairment is probable. Under these circumstances, we compare the sum of the estimated future undiscounted cash flows relating to the asset group to the carrying value of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the fair value exceeds the carrying value. Fair value is the amount that would be received from the sale of an asset or paid for the transfer of a liability in an orderly transaction between market participants. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2011, 2010 or 2009.

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

Other Assets

Other assets consisted of the following (in thousands):

	2011	2010

Cash surrender value of life insurance	$17,663	$15,827
Investments	969	695
Debt issuance costs	2,597	1,009
Other	3,131	2,091
Total other assets	$24,360	$19,622

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

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2011, 2010 and 2009, comprehensive income related to prior service costs and an unrecognized net actuarial loss from a pension plan. See Note 10 Pensions and Other Postretirement Benefit Plans.

Revenue Recognition

We recognize revenue when we determine that the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectability is reasonably assured.

Services Revenue: We provide a variety of services to clients in the oil and gas industry. Where services are provided related to the testing and analysis of rock and fluids, we recognize revenue upon the provision of the test results or analysis to the client. For our design, field engineering and completion diagnostic services, we recognize revenue upon the delivery of those services at the well site. In the case of our consortium studies, revenue is recognized when the reservoir model solution is presented to our clients. We conduct testing and provide analysis services in support of our consortium studies recognizing revenue as the testing and analysis results are made available to our consortium members.

Product Sales Revenue: We manufacture equipment that we sell to our clients in the oil and gas well industry. Revenue is recognized when title to that equipment passes to the client, which is typically when the product is shipped to the client or picked up by the client at our facilities, as set out in the contract.

All advance client payments are classified as unearned revenue until services are performed or product title is transferred. All known or anticipated losses on contracts are provided for currently.

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Our foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenue and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2011, we incurred a net remeasurement loss of approximately $1.8 million primarily due to the strengthening of the USD against the Euro, the British Pound, and the Canadian Dollar, while in the year ended December 31, 2010, we incurred a net remeasurement loss of approximately $1.0 million, and a net remeasurement gain of approximately $0.3 million in the year ended December 31, 2009. These amounts were included in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations.

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

Stock-Based Compensation

We have two stock-based compensation plans, as described in further detail in Note 13 to our Consolidated Financial Statements. For new awards issued and awards modified, repurchased or canceled, the compensation expense is equal to the fair value of the award at the date of the grant and is recognized in the Consolidated Statement of Operations for those awards earned over the requisite service period of the award.

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

	For the Years Ended December 31,
	2011	2010	2009
Weighted average basic common shares outstanding	46,286	44,830	45,939
Effect of dilutive securities:
Stock options	19	57	115
Contingent shares	75	40	31
Restricted stock and other	255	585	378
Senior exchangeable notes	857	1,700	194
Warrants	901	1,029	—
Weighted average diluted common and potential common shares outstanding	48,393	48,241	46,657

In 2006, we sold warrants that gave the holders the right to acquire our common shares. Included in the table above are 901,000 and 1,029,000 shares which were added to the share count for the year ended December 31, 2011 and December 31, 2010, respectively, because the average share price exceeded the strike price of the warrants. These shares were included in calculating the impact to our dilutive earnings per share. During 2011, the warrants were settled. See Note 12 Equity for additional information.

Reclassifications and Revisions

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income for the years ended December 31, 2010 and 2009.

Additionally, revision adjustments were made between Services Revenue and Product Sales Revenue and between Cost of Services and Cost of Product Sales in the Consolidated Statement of Operations for 2010 and 2009 which did not affect total revenues, operating income, or net income for either period.

3. ACQUISITIONS

In September 2011, we acquired a business providing additional manufacturing capacity for our Canadian operations for $18.8 million in cash. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition, resulting in an increase to goodwill of $8.6 million and an increase of $0.5 million in intangible assets. The acquisition was recorded in the Production Enhancement business segment.

In 2010, we acquired fracture diagnostics assets for $9.0 million in cash. The acquisition was recorded in the Production Enhancement business segment and resulted in an increase of $5.6 million in goodwill and an increase of $3.2 million in intangible assets.

The acquisition of these entities did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

4. INVENTORIES

Inventories consisted of the following at December 31, 2011 and 2010 (in thousands):

	2011	2010

Finished goods	$32,604	$24,476
Parts and materials	18,004	6,727
Work in progress	2,606	2,776
Total inventories	$53,214	$33,979

We include freight costs incurred for shipping inventory to our clients in the Cost of Sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows at December 31, 2011 and 2010 (in thousands):

	2011	2010

Land	$6,800	$5,832
Building and leasehold improvements	81,628	76,826
Machinery and equipment	196,254	178,457
Total property, plant and equipment	284,682	261,115
Less - accumulated depreciation and amortization	(169,387)	(156,892)
Property, plant and equipment, net	$115,295	$104,223

6. INTANGIBLES

The components of intangibles as of December 31, 2011 and 2010 are as follows (in thousands):

		2011		2010
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	2-20	$1,781	$1,127	$1,678	$1,034
Acquired patents and trademarks	4-10	3,862	2,510	3,348	2,191
Agreements not to compete	3-5	4,578	2,625	4,490	1,883
Acquired trade names	20	662	292	627	267
Acquired trade names	Indefinite	3,892	—	3,892	—
Total intangibles		$14,775	$6,554	$14,035	$5,375

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2012	$1,210
2013	$1,050
2014	$988
2015	$287
2016	$186

Certain intangibles, primarily relating to trade names, are deemed to have an indefinite life and are not amortized. These intangibles are included in an impairment analysis performed at least annually. We performed this impairment testing at December 31, 2011 and 2010 and no impairments were identified.

7. GOODWILL

The changes in the carrying amount of goodwill for each business segment for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2009	$80,932	$64,823	$2,845	$148,600
Goodwill acquired during the year	—	5,617	—	5,617
Balance at December 31, 2010	80,932	70,440	2,845	154,217
Goodwill acquired during the year	—	8,570	—	8,570
Balance at December 31, 2011	$80,932	$79,010	$2,845	$162,787

We test goodwill for impairment annually or more frequently if circumstances indicate a potential impairment. For purposes of this test, we compare the fair value of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reportable segments. We estimated the fair value of each reportable segment using different valuation techniques, including a market approach, comparable transactions, and a discounted future cash flow analysis. Estimated future cash flows were based on historical data adjusted for the company's best estimate of future performance. If the carrying value of the reportable segment exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the segment is less than its carrying value. We performed this impairment testing at December 31, 2011 and 2010 and did not identify any impairments relating to our goodwill during these years. We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at December 31, 2011 and 2010 is summarized in the following table (in thousands):

	December 31, 2011	December 31, 2010
Exchangeable Notes	$—	$156,407
Discount on Exchangeable Notes	—	(8,864)
Net Exchangeable Notes	—	147,543
Senior Notes	150,000	—
Credit facility	73,000	—
Capital lease obligations	132	—
Other indebtedness	2,287	—
Total debt	225,419	147,543
Less - current maturities of long-term debt and capital lease obligations	2,344	147,543
Long-term debt and capital lease obligations, net	$223,075	$—

In 2006, Core Laboratories LP, an entity 100% indirectly owned by Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Exchangeable Notes") which were fully and unconditionally guaranteed by Core Laboratories N.V. and fully matured on October 31, 2011. The Exchangeable Notes bore interest at a rate of 0.25% per year paid on a semi-annual basis.

With the amortization of the discount on the Exchangeable Notes, the effective interest rate was 7.48% for the years ended December 31, 2011, 2010 and 2009 which resulted in additional, non-cash, interest expense of $5.5 million, $14.9 million and $14.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. Each Exchangeable Note carried a $1,000 principal amount and was exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances whereby holders received cash for the principal amount plus any amount related to fractional shares, and any excess exchange value was delivered in whole shares of Core Laboratories N.V. common stock at the completion of the valuation period as defined under our Exchangeable Note Indenture agreement. At December 31, 2010, the Exchangeable Notes were trading at 197% of their face value which was equivalent to $151.7 million of value in excess of the aggregate principal amount. There were 156,407 Exchangeable Notes outstanding at December 31, 2010. All of these Exchangeable Notes were early exchanged or reached maturity during 2011.

Under the terms of the Exchangeable Notes, defined criteria were met which allowed the Exchangeable Notes to be early exchanged during each quarter of 2011. We received 142 requests to exchange 156,301 Exchangeable Notes which were settled during the year for $156.3 million in cash and 1,851,869 shares of our common stock, all of which were treasury shares, resulting in a loss of $1.0 million.

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions were met. The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit and performance guarantees and bonds which totaled $15.3 million at December 31, 2011, resulting in an available borrowing capacity under the Credit Facility of $211.7 million. In addition to those items under the Credit Facility, we had $11.7 million of outstanding letters of credit and performance guarantees and bonds from other sources at December 31, 2011.

Cash interest expense was $2.3 million, $0.6 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The terms of the Credit Facility and Senior Notes require us to meet certain financial covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants. Certain of our material wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

Other indebtedness includes approximately $2.3 million of debt incurred relating to the financing of our corporate insurance.

9. INCOME TAXES

The components of income before income tax expense for 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009

United States	$115,413	$86,985	$69,444
Other countries	123,429	122,163	101,815
Operating income before income tax expense	$238,842	$209,148	$171,259

The components of income tax expense for 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Current:
United States	$43,632	$38,704	$10,110
Other countries	11,515	30,357	18,628
State and provincial	5,600	4,821	2,790
	60,747	73,882	31,528
Deferred:
United States	(8,905)	(9,699)	23,031
Other countries	2,892	100	1,441
State and provincial	(536)	(536)	1,164
Total deferred	(6,549)	(10,135)	25,636
Income tax expense	$54,198	$63,747	$57,164

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25.0%, 25.5% and 25.5% in 2011, 2010 and 2009, respectively, and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009

Tax at The Netherlands income tax rate	$59,711	$53,333	$43,671
Reserve for pending audit settlement	—	—	(4,468)
International earnings taxed at rates other than The Netherlands statutory rate	(241)	3,698	8,618
Non-deductible expenses	2,691	2,524	3,366
Change in valuation allowance	(1,279)	75	1,564
State and provincial taxes	3,166	2,597	3,954
Adjustments of prior year taxes	(17,229)	(389)	(297)
Adjustments of income tax reserves	7,050	4,093	3,402
Other	329	(2,184)	(2,646)
Income tax expense	$54,198	$63,747	$57,164

Included in Adjustments of prior year taxes is the reversal of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of recently concluded audits of prior year returns.  The remainder reflects adjustments to true-up the tax accrual for prior year taxes with the tax liability reported in the filed tax returns.

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2011 and 2010 are summarized as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carry-forwards	$7,143	$9,518
Tax credit carry-forwards	5,483	7,571
Reserves	9,804	11,429
Property, plant and equipment	—	3,611
Unrealized benefit plan loss	1,200	1,445
Other	9,857	951
	33,487	34,525
Valuation allowance	(9,342)	(10,739)
Net deferred tax asset	24,145	23,786
Deferred tax liabilities:
Intangibles	(2,174)	(197)
Property, plant and equipment	(3,203)	—
Exchangeable debt	—	(16,652)
Other	(4,830)	452
Total deferred tax liabilities	(10,207)	(16,397)
Net deferred income taxes	$13,938	$7,389

	2011	2010

Current deferred tax assets	$10,483	$10,508
Current deferred tax liabilities	(4,676)	(921)
Long-term deferred tax assets	13,662	13,278
Long-term deferred tax liabilities	(5,531)	(15,476)
Total deferred tax assets (liabilities)	$13,938	$7,389

At December 31, 2011, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $29.4 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2011. If unused, those carry-forwards which are subject to expiration may expire during the years 2012 through 2021. At December 31, 2011, we maintained a valuation allowance of $7.1 million on our net operating loss carry-forwards. During 2011, $0.5 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

Our Exchangeable Notes fully matured and were settled in 2011 which resulted in a reversal of the related deferred tax liability that was established for the difference between the book and tax basis of the Exchangeable Notes.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 1999 through 2010 remain open for examination in various tax jurisdictions in which we operate.

During 2011, payments were made to certain tax jurisdictions, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009

Unrecognized tax benefits at January 1,	$9,986	$8,324	$5,974
Tax positions, current period	1,512	1,149	4,668
Tax positions, prior period	4,959	2,181	—
Settlements with taxing authorities	—	(555)	(1,449)
Lapse of applicable statute of limitations	(2,430)	(1,113)	(869)
Unrecognized tax benefits at December 31,	$14,027	$9,986	$8,324

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate. The amounts included in the table above for settlements with tax authorities primarily represent cash payments.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. For the years ended December 31, 2011, 2010 and 2009, we had approximately $3.0 million, $2.9 million and $3.2 million, respectively, accrued for the payment of interest and penalties.

During 2011, we recognized tax benefits of $2.6 million relating to tax deductions in excess of book expense for stock-based compensation awards. These tax benefits are recorded to Additional Paid-in Capital to the extent deductions reduce current taxable income as we are able to realize the tax benefits.

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

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$30,888	$29,699
Service cost	1,352	1,225
Interest cost	1,743	1,424
Benefits paid	(676)	(503)
Administrative expenses	(185)	(269)
Actuarial loss, net	2,021	1,565
Unrealized (gain) loss on foreign exchange	(839)	(2,253)
Projected benefit obligation at end of year	$34,304	$30,888

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$26,022	$24,640
Increase in plan asset value	8,157	1,998
Employer contributions	1,919	2,026
Benefits paid	(676)	(503)
Administrative expenses	(185)	(269)
Unrealized gain (loss) on foreign exchange	(647)	(1,870)
Fair value of plan assets at end of year	$34,590	$26,022

Over (under)-funded status of the plan at end of the year	$286	$(4,866)

Accumulated Benefit Obligation	$28,998	$25,908

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2011 and 2010:

	2011	2010
Weighted average assumed discount rate	5.00%	5.40%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2011 was decreased from 5.40% to 5.00%. The decrease in the discount rate was consistent with a general decrease in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2011 and 2010 consist of (in thousands):

	2011	2010

Other assets	$286	$—
Deferred tax asset	1,200	1,445
Other long-term liabilities	—	4,866
Accumulated other comprehensive income (loss)	(1,739)	(6,207)

Amounts recognized, net of tax, in Accumulated Other Comprehensive Income for the years ended December 31, 2011 and 2010 consist of (in thousands):

	2011	2010
Prior service cost	$(734)	$(853)
Transition asset	259	324
Unrecognized net actuarial (loss) and foreign exchange	(1,264)	(5,678)
Total accumulated other comprehensive income (loss)	$(1,739)	$(6,207)

Unrecognized amounts currently recorded to Accumulated Other Comprehensive Income that are expected to be recognized as components of next year's net pension benefit cost are $0.2 million of prior service cost and $0.1 million amortization of transition asset.

The components of net periodic pension cost under this plan for the years ended December 31, 2011 and 2010 included (in thousands):

	2011	2010
Service cost	$1,352	$1,225
Interest cost	1,743	1,424
Expected return on plan assets	(752)	(451)
Unrecognized pension obligation (asset), net	(87)	(87)
Prior service cost	159	159
Unrecognized net actuarial loss	326	378
Net periodic pension cost	$2,741	$2,648

This net periodic pension cost was calculated using the following assumptions:

	2011	2010
Weighted average assumed discount rate	5.40%	5.25%
Expected long-term rate of return on plan assets	5.40%	5.25%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2011 and 2010 consisted of insurance contracts with returns comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the average yield on government bonds in The Netherlands. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2012 minimum funding requirements are expected to be approximately $1.6 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan. Expected benefit payments under this plan for the next five years are as follows (in thousands):

2012	$949
2013	$1,045
2014	$1,140
2015	$1,160
2016	$1,279
Succeeding five years	$8,116

Defined Contribution Plans

We maintain four defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in Canada, The Netherlands, the United Kingdom, and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the Defined Contribution Plans. For the years ended December 31, 2011, 2010 and 2009, we expensed approximately $5.7 million, $4.6 million and $4.9 million, respectively, for our contributions and our additional discretionary contributions to the Defined Contribution Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees and an outside director. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for these deferred compensation contracts in 2011, 2010 and 2009 was approximately $1.3 million, $1.2 million and $1.1 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. The Company maintains life insurance policies with a cash surrender value that are intended to fund the deferred compensation agreements. A participant's plan benefits include the participant's deferrals, the vested portion of the employer's contributions, and deemed investment gains and losses on such amounts. The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination. Employer contributions to the deferred compensation plan were $0.1 million, $0.2 million and $0.2 million of the years ended December 31, 2011, 2010 and 2009, respectively. These employer contributions vest ratably over a period of five years.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant's termination of employment to the extent they are not vested at that time.

The Company's only financial assets and liabilities which involve fair value measures relate to certain aspects of the Company's benefit plans. On a recurring basis, we use the market approach to value certain assets and liabilities at fair value at quoted prices in an active market (Level 1) and certain assets and liabilities using significant other observable inputs (Level 2). We do not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expenses in the Consolidated Statement of Operations. The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$9,934	—	$9,934	—

Liabilities:
Deferred compensation plan	$15,141	$3,086	$12,055	—

		Fair Value Measurement at December 31, 2010
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$8,802	$—	$8,802	$—

Liabilities:
Deferred compensation plan	$13,063	$2,275	$10,788	$—
(1) Trust assets consist of the cash surrender value of life insurance policies and are intended to fund the deferred compensation agreements.

11. COMMITMENTS AND CONTINGENCIES

We have been and may from time to time be named as a defendant in legal actions that arise in the ordinary course of business. These include, but are not limited to, employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with the provision of our products and services. Management does not currently believe that any of our pending claims or disputes will have a material effect on our future results of operations, financial position or cash flow.

During the year ended December 31, 2011, as a result of a fire at a raw materials supplier of some high performance specialty steel tubulars used with the Company's perforating systems, we filed a business interruption claim with our property insurance carrier for reimbursement of loss.  The sublimit for contingent business interruption under our property policy is $5 million.  We are still in the process of determining the extent of our recovery, but we will record any insurance proceeds as a component of 'Other Expense (Income), Net' in the period that a settlement is agreed upon.

In 1998, we entered into employment agreements with our three senior executive officers that provided for severance benefits. The present value of the long-term liability recorded for the benefits due upon severing the employment of these employees is approximately $6.0 million at December 31, 2011.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancellable operating leases at December 31, 2011, consist of the following (in thousands):

2012	$15,674
2013	11,635
2014	8,275
2015	5,523
2016	3,818
Thereafter	6,298
Total commitments	$51,223

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $20.9 million, $18.4 million and $18.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

12. EQUITY

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 19, 2011, our shareholders authorized an extension to repurchase up to 10.0% of our issued share capital through November 19, 2012, and an additional 15.6% of our issued shares until March 12, 2012, to fulfill obligations relating to our Exchangeable Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. From the activation of the share repurchase program on October 29, 2002 through December 31, 2011, we have repurchased 33,123,122 shares for an aggregate purchase price of approximately $788.0 million, or an average price of $23.79 per share and have canceled 27,537,600 shares at a cost of $466.2 million. At December 31, 2011, we held 1,408,334 shares in treasury and with the authority to repurchase 11,145,344 additional shares under our stock repurchase program. The past cancellation of shares had also been approved by shareholders at prior shareholder meetings. Subsequent to year end, we have repurchased 10,183 shares at a total cost of approximately $1.1 million.

At the annual meeting of shareholders on May 19, 2011, the shareholders approved the cancellation of 702,106 shares of our common stock then held as treasury shares. These treasury shares were canceled on September 2, 2011, after the expiration of the waiting period required under Dutch law. In accordance with FASB Accounting Standards Codification ("ASC")

505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital, and as additional paid-in-capital was not sufficient in amount for this charge the remainder was charged to Retained Earnings.

Dividend Policy

In February, May, August and November 2011, we paid quarterly $0.25 per share of common stock dividends. The total dividends paid in 2011 were $46.0 million. On January 13, 2012, we declared a quarterly dividend of $0.28 per share of common stock payable February 24, 2012 to shareholders of record on January 24, 2012.

Warrants

In 2006, we sold warrants on our common shares, with an initial 20-day settlement period beginning in December 2011 through January 2012. The warrant agreement called for the net value of these warrants to be settled with Core Laboratories N.V. common shares. During 2011, the settlement of all of the warrants was accelerated through a series of agreements with the holder of the warrants. The warrants were settled in four substantially equal 20-day tranches during May, June, August and September of 2011. In each of the four tranches, the exercise price was adjusted based on the daily volume weighted average price of our common stock. These agreements also gave us the option of settling in either cash or our common stock. During the year ended December 31, 2011, we settled 6.6 million warrants at an average exercise price of $59.84 for $219.5 million in cash and 706,395 shares of our treasury stock.

13. STOCK-BASED COMPENSATION

We have granted stock options and restricted stock awards under two stock incentive plans: the 2007 Long-Term Incentive Plan (the "Plan") and the 2006 Non-employee Director Stock Incentive Plan (the "Director Plan "). Awards under the following two compensation programs have been granted pursuant to the Plan: (1) the Performance Share Award Program ("PSAP") and (2) the Restricted Share Award Program ("RSAP").

Since the inception of the Plan in 1995 until 2001, we awarded stock options as the primary form of equity compensation. In 2001, we reassessed the form of award and elected to begin the use of restricted share grants which we believe are a stronger motivational tool for our employees. Restricted share awards provide some value to an employee during periods of stock market volatility, whereas stock options may have limited perceived value and may not be as effective in retaining and motivating employees when the current value of our stock is less than the option price. Currently, our long-term equity incentive compensation is exclusively in the form of restricted shares and performance restricted shares as no stock options were granted during 2011.

We issue shares from either treasury stock or authorized shares upon the exercise of options or lapsing of vesting restrictions on restricted stock. In 2011, we issued 42,400 shares and 177,271 shares out of treasury stock relating to the exercise of stock options and the vesting of restricted stock, respectively. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2007 Long-term Incentive Plan

On April 2, 2007, the 1995 Long-Term Incentive Plan was amended, restated and renamed as the 2007 Long-Term Incentive Plan. The primary changes effected by the 2007 amendment and restatement was to (a) extend the period during which awards may be granted under the Plan to February 13, 2017, (b) require all stock options awarded under the Plan to have an exercise price per share that is at least equal to the fair market value of a common share as of the date of grant of the option (subject to adjustment under certain circumstances, such as upon a reorganization, stock split, recapitalization, or other change in our capital structure), (c) provide that stock appreciation rights may be granted under the Plan, (d) prohibit the repricing of stock options awarded under the Plan, (e) provide that no amendment to the Plan that would require shareholder approval pursuant to the requirements of the New York Stock Exchange or any exchange on which we are listed will be effective prior to approval of our shareholders, and (f) expand the performance goals enumerated under the Plan upon which restricted share awards may be based. The amendment and restatement of the Plan does not increase the number of common shares subject to the Plan. The Plan provides for a maximum of 10,800,000 common shares to be granted to eligible employees. At December 31, 2011, approximately 598,574 shares were available for the grant of new awards under the Plan. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

Performance Share Award Program

On April 1, 2010, certain executives were awarded rights to receive an aggregate of 90,000 common shares if our calculated return on invested capital ("ROIC"), as defined in the PSAP, is in the top decile of the Bloomberg Peer Group at the end of the three year performance period, which ends on December 31, 2012. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $5.8 million over a 33-month period that began on April 1, 2010, of which $2.1 million and $1.6 million has been recognized in 2011 and 2010, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On April 1, 2011, certain executives were awarded rights to receive an aggregate of 86,207 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Peer Group at the end of the three year performance period, which ends on December 31, 2013. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $8.7 million over a 33-month period that began on April 1, 2011, of which $2.4 million has been recognized in 2011. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 95,760 shares, 142,070 shares, and 123,550 shares in 2011, 2010, and 2009, respectively. Each of these grants has a vesting period of principally six years and vests ratably on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as an equity award and recorded at the grant-date fair value and the compensation expense is being recognized over the expected life of the award. As of December 31, 2011, there was $30.7 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 50 months. The grant-date fair value of shares granted was $10.6 million, $12.3 million and $10.8 million in 2011, 2010 and 2009, respectively and we have recognized compensation expense of $12.4 million, $6.1 million and $5.0 million in 2011, 2010 and 2009, respectively. The total grant-date fair value, which is the intrinsic value of the shares, vested was $8.4 million, $7.0 million and $5.7 million in 2011, 2010 and 2009, respectively. We have recognized a tax benefit from the vesting of the RSAP of $2.6 million, $1.0 million and $0.2 million in 2011, 2010 and 2009, respectively.

2006 Non-employee Director Stock Incentive Plan

The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 1,400,000 common shares. As of December 31, 2011 approximately 576,134 shares were available for issuance under the Director Plan. On June 28, 2006, the 1995 Non-employee Director Stock Option Plan was amended, restated and renamed as the 2006 Non-employee Director Stock Incentive Plan. The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the prior plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Only non-employee Supervisory Directors are eligible for these equity-based awards under the Director Plan.

Performance Share Award Program

On July 15, 2008, we awarded rights relating to an aggregate of 8,904 PSAP shares under the Director Plan to our non-employee Supervisory Directors for which the performance period began on July 15, 2008 and ended on July 15, 2011. The performance target for this award was based on a calculated return on equity ("ROE"), as defined in the agreement, with full vesting occurring if our ROE equaled or exceeded the pre-determined target ROE of 200% at the end of the three-year performance period. If our ROE for the performance period did not meet the target ROE but equaled or exceeded 160%, then the number of shares to be issued would be interpolated based on the terms of the agreement. This arrangement was recorded as an equity award that required us to recognize compensation expense totaling $0.6 million over a three-year period that began on July 15, 2008, of which, $0.2 million, $0.2 million and $0.2 million has been recognized in 2011, 2010 and 2009, respectively. On July 15, 2011, at the end of the three-year performance period, it was determined that the vesting criteria were not met and the awarded shares were forfeited in full. Accordingly, the $0.6 million in expense was reversed.

On July 15, 2009, we awarded rights relating to an aggregate of 13,884 PSAP shares under the Director Plan to our non-employee Supervisory Directors for which the performance period began on July 15, 2009 and ends on July 15, 2012. The performance target for this award is based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equals or exceeds the returns earned by members of the S&P 500 Oil & Gas Equipment & Services index, with 50% of the shares vesting if our return is at or above the 50th percentile of the members' return and 100% of the shares vesting if our return is at or above the 75th percentile of the members' return. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.6 million over a three-year period that began on July 15, 2009, of which $0.2 million, $0.2 million and $0.1 million has been recognized in 2011, 2010 and 2009, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 7 months.

On April 1, 2010, we awarded rights relating to an aggregate of 9,180 PSAP shares under the Director Plan to our non-employee Supervisory Directors for which the performance period began on January 1, 2010 and ends on December 31, 2012. The performance target for this award is based on a calculated ROIC, as defined in the agreement, with full vesting occurring if our ROIC is in the top decile of the Bloomberg Peer Group at the end of the performance period. Unless there is a change in control, as defined in the PSAP, none of the awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $0.6 million over a 33-month period that began on April 1, 2010, of which, $0.2 million and $0.2 million has been recognized in 2011 and 2010, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

Restricted Share Award Program

In 2011, the Equity Awards Subcommittee of our Compensation Committee of our Board of Supervisory Directors approved the RSAP to compensate our non-employee Supervisory Directors. Prior to 2011, the non-employee Supervisory Directors were awarded shares under the PSAP plan. Under this arrangement we awarded grants totaling 10,283 shares in 2011 which vest on December 31, 2013. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as an equity award and recorded at the grant-date fair value and the compensation expense is being recognized over the expected life of the award. As of December 31, 2011, there was $0.8 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 27 months. The grant-date fair value of shares granted was $1.0 million in 2011, and we have recognized compensation expense of $0.2 million in 2011.

Non-vested restricted share awards outstanding under both the 2007 Long-term Incentive Plan and the 2006 Non-employee Director Stock Incentive Plan as of December 31, 2011 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2010	790,490	$55.73
Granted	192,250	105.85
Vested	(177,255)	48.08
Forfeited	(30,936)	78.02
Non-vested at December 31, 2011	774,549	$69.03

Stock Options

The following table presents the change in outstanding stock options under the Plan and the Director Plan for the years ended December 31, 2011 and 2010. All options outstanding at December 31, 2011 are fully vested.

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life	Average Intrinsic Value - Per Share
Balance as of December 31, 2010	55,442	$ 4.42 - 12.50	$6.93	1.0	$82.12
Options granted	—	—	—
Options exercised	(42,400)	4.75 - 8.05	6.98
Options forfeited	—	—	—
Balance as of December 31, 2011	13,042	$ 4.42 - 12.50	$6.77	1.7	$107.18

The total intrinsic value of options exercised during 2011, 2010 and 2009 were $4.0 million, $2.7 million and $1.7 million, respectively.

For the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense recognized in the income statement is as follows (in thousands):

	2011	2010	2009

Cost of product sales and services	$10,960	$5,138	$3,868
General and administrative	6,205	3,379	2,028
Total stock-based compensation expense	$17,165	$8,517	$5,896

14. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	For the Years Ended December 31,
	2011	2010	2009

(Gain) loss on sale of assets	$(487)	$(176)	$90
Equity in (income) of affiliates	(274)	(376)	(92)
(Gain) loss on foreign exchange	1,800	1,032	(331)
Interest (income)	(138)	(249)	(138)
Non-income tax (benefit) expense	—	—	(2,500)
Rent and royalty (income)	(1,716)	(1,550)	(1,358)
(Gain) loss on insurance recovery	(1,014)	—	—
Legal entity realignment	711	—	—
Other (gain) loss	199	(886)	1,127
Total other (income) expense net	$(919)	$(2,205)	(3,202)

During 2010, we had fire incidents at two separate facilities resulting in the loss of portions of the buildings, as well as some of the laboratory equipment. The final insurance settlements were reached in 2011, which resulted in gains of $1.0 million.

In 2010, we sold our minority investment in a technology company acquired in 2001, resulting in a gain of $0.8 million and recorded a foreign exchange loss of $1.4 million on the settlement of a Euro-denominated income tax receivable in The Netherlands.

In 2009, we released the remaining $2.5 million of a long-term liability established in 2008 associated with non-income related taxes.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes (a foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate). Foreign exchange gains and losses are the result of fluctuations in the USD against foreign currencies and are included in other (income) expense in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency; as well as countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
(Gains) losses by currency	2011	2010	2009

Australian Dollar	$81	$(135)	$(438)
Angolan Kwanza	257	(58)	20
British Pound	163	390	(106)
Canadian Dollar	423	(711)	(1,686)
Colombian Peso	120	11	(152)
Euro	257	1,788	(81)
Malaysian Ringgit	187	(157)	69
Nigerian Naira	164	98	168
Russian Ruble	(127)	(6)	421
Venezuelan Bolivar	(108)	(267)	1,335
Other currencies, net	383	79	119
Total (gain) loss	$1,800	$1,032	(331)

In Venezuela, we recognized a devaluation of our net monetary assets resulting in a foreign exchange loss of approximately $1.3 million in the fourth quarter of 2009.

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

Results for these business segments are presented below. We use the same accounting policies to prepare our business segment results as are used to prepare our Consolidated Financial Statements. We evaluate performance based on income or loss before income tax, interest and other non-operating income (expense). All interest and other non-operating income (expense) is attributable to Corporate & Other area and is not allocated to specific business segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
December 31, 2011
Revenue from unaffiliated clients	$469,775	$371,449	$66,424	$—	$907,648
Inter-segment revenue	1,515	1,947	1,686	(5,148)	—
Segment income (loss)	116,244	112,576	21,887	47	250,754
Total assets	267,559	242,419	23,208	71,953	605,139
Capital expenditures	15,320	8,700	1,318	4,589	29,927
Depreciation and amortization	14,073	6,449	666	2,115	23,303

December 31, 2010
Revenue from unaffiliated clients	$425,829	$313,956	$54,868	$—	$794,653
Inter-segment revenue	1,817	1,681	1,625	(5,123)	—
Segment income (loss)	106,179	101,241	19,759	(253)	226,926
Total assets	267,621	196,802	24,313	161,505	650,241
Capital expenditures	20,495	5,066	591	1,417	27,569
Depreciation and amortization	13,988	6,442	713	1,970	23,113

December 31, 2009
Revenue from unaffiliated clients	$414,934	$230,652	$49,953	$—	$695,539
Inter-segment revenue	1,076	1,424	1,866	(4,366)	—
Segment income (loss)	106,421	65,076	14,620	665	186,782
Total assets	251,671	173,117	25,073	208,305	658,166
Capital expenditures	12,311	3,383	247	1,348	17,289
Depreciation and amortization	14,334	5,858	700	2,926	23,818

(1)"Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single client accounted for 10% or more of revenue in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for December 31, 2011, 2010 and 2009 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries	Consolidated
December 31, 2011
Revenue	$470,600	$85,287	$351,761	$907,648
Operating income	157,267	27,651	65,836	250,754
Total assets	321,756	73,385	209,998	605,139

December 31, 2010
Revenue	$406,823	$72,296	$315,534	$794,653
Operating income	126,726	34,152	66,048	226,926
Total assets	355,269	69,260	225,712	650,241

December 31, 2009
Revenue	$339,235	$54,888	$301,416	$695,539
Operating income	112,158	14,430	60,194	186,782
Total assets	326,223	45,344	286,599	658,166

Revenue is attributed to the country in which the revenue is earned. U.S. revenue derived from exports was approximately $59.8 million, $49.7 million and $42.8 million in December 31, 2011, 2010 and 2009, respectively. Operating income and total assets associated with our corporate operations have been included in the results for the United States.

Summarized external revenue by services and product sales type is shown in the following table (in thousands):

	For the Years Ended December 31,
	2011	2010	2009
Reservoir Description Services	$443,050	$403,443	$395,374
Production Enhancement Services	129,400	122,046	97,569
Reservoir Management Services	49,302	42,731	36,580
Total Revenue - Services	$621,752	$568,220	$529,523

Reservoir Description Product sales	$26,725	$22,386	$19,560
Production Enhancement Product sales	242,049	191,910	133,083
Reservoir Management Product sales	17,122	12,137	13,373
Total Revenue - Product sales	$285,896	$226,433	$166,016

Total Revenue	$907,648	$794,653	$695,539

16. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our unaudited quarterly financial data for the quarters ended December 31, 2011 and 2010 (in thousands, except per share data).

	Quarter ended 2011
	December 31	September 30	June 30	March 31

Services and product sales revenue	$243,786	$231,344	$225,785	$206,733
Cost of services and product sales	154,034	150,312	152,273	136,750
Other operating expenses	16,864	17,468	15,709	13,484
Operating income	72,888	63,564	57,803	56,499
Interest expense and loss on exchange of Notes	2,358	3,856	2,709	2,989
Income before income tax expense	70,530	59,708	55,094	53,510
Income tax expense	17,371	14,599	14,710	7,518
Net income	53,159	45,109	40,384	45,992
Net income (loss) attributable to non-controlling interest	83	242	(67)	(298)
Net income attributable to Core Laboratories N.V.	$53,076	$44,867	$40,451	$46,290

Per share information:
Basic earnings per share	$1.12	$0.96	$0.88	$1.02
Diluted earnings per share (1)	$1.11	$0.93	$0.83	$0.94

Weighted average common shares outstanding:
Basic	47,343	46,606	45,945	45,225
Diluted	47,677	48,030	48,662	49,141

	Quarter ended 2010
	December 31	September 30	June 30	March 31

Services and product sales revenue	$208,193	$199,221	$198,902	$188,337
Cost of services and product sales	133,513	125,772	128,917	125,588
Other operating expenses	13,104	13,232	16,265	11,336
Operating income	61,576	60,217	53,720	51,413
Interest expense	4,915	4,690	4,114	4,059
Income before income tax expense	56,661	55,527	49,606	47,354
Income tax expense	16,671	16,764	15,244	15,068
Net income	39,990	38,763	34,362	32,286
Net income attributable to non-controlling interest	48	209	146	81
Net income attributable to Core Laboratories N.V.	$39,942	$38,554	$34,216	$32,205

Per share information:
Basic earnings per share	$0.89	$0.86	$0.77	$0.72
Diluted earnings per share (1)	$0.81	$0.79	$0.71	$0.69

Weighted average common shares outstanding:
Basic	45,093	44,736	44,651	44,836
Diluted	49,195	48,955	47,957	46,820

(1)
The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at Beginning of Period	Additions Charged to/ Recovered from Expense	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2011
Reserve for doubtful accounts	$3,396	$254	$(281)	$393	$3,762

Year ended December 31, 2010
Reserve for doubtful accounts	$3,202	$1,444	$(928)	$(322)	$3,396

Year ended December 31, 2009
Reserve for doubtful accounts	$3,535	$545	$(943)	$65	$3,202

(1)	Comprised primarily of differences due to changes in exchange rate.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents

3.1	Articles of Association of the Company, as amended (including English translation)	Form 10-Q, July 26, 2010 (File No. 001-14273)

4.1	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 001-14273)

4.2	Purchase Agreement, dated October 31, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.3
Indenture, dated November 6, 2006, among Core Laboratories LP, as Issuer, Core Laboratories N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 0.25% Senior Exchangeable Notes due 2011
Form 8-K, November 6, 2006 (File No. 001-14273)

4.4	Registration Rights Agreement, dated as of November 6, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.5	Note Hedge Confirmation, dated October 31, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.6	Amendment to Note Hedge Confirmation, dated November 15, 2006, among Core Laboratories LP, and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

4.7	Warrant Confirmation, dated October 31, 2006, among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 6, 2006 (File No. 001-14273)

4.8	Amendment to Warrant Confirmation, dated November 15, 2006, among Core Laboratories N.V. and Lehman Brothers OTC Derivatives Inc.	Form 8-K, November 20, 2006 (File No. 001-14273)

4.9	Warrant Confirmation Amendment Agreement between Core Laboratories N.V. and Citibank, N.A., dated May 4, 2011.	Form 8-K, May 10, 2011 (File No. 001-14273)

4.10	Second Warrant Confirmation Amendment Agreement between Core Laboratories N.V. and Citibank, N.A., dated June 6, 2011.	Form 8-K, June 9, 2011 (File No. 001-14273)

4.11	Third Warrant Confirmation Amendment Agreement between Core Laboratories N.V. and Citibank, N.A., dated August 2, 2011.	Form 8-K, August 8, 2011 (File No. 001-14273)

4.12	Fourth Warrant Confirmation Amendment Agreement between Core Laboratories N.V. and Citibank, N.A., dated August 30, 2011.	Form 8-K, September 6, 2011 (File No. 001-14273)

10.1	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated April 28, 1997 for Annual Meeting of Shareholders (File No. 000-26710)

10.2	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.3	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.4	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 20, 1995 (File No. 000-26710)

10.5	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.6	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	Amendment to Core Laboratories Supplemental Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.9	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.10	Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.11	Non-Employee Director Compensation Summary	Form 10-K, February 20, 2008 (File No. 001-14273)

10.12	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders (File No. 001-14273)

10.13	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) [1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.14	Form of Restricted Share Award Program Agreement[1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.15	Form of Amendment to Core Laboratories 2008 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based).	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.16	Form of Amendment to Core Laboratories 2009 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based).	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.17	Form of Amendment to Core Laboratories 2010 Non-Employee Director Restricted Performance Share Award Agreement (ROIC Based).	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.18	Form of Core Laboratories 2010 Non-Employee Director Restricted Share Award Program Agreement.	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.19	Form of Core Laboratories 2011 Performance Share Award Program Agreement (ROIC Based).	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.20	Form of Core Laboratories 2011 Non-Employee Director Restricted Share Award Program Agreement.	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.21	Core Laboratories N.V. Board Succession Plan, dated March 2, 2011	Form 8-K, March 7, 2011 (File No. 001-14273

10.22
Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories, Inc., Core Laboratories (U.K.) Limited, Bankers Trust Company, NationsBank, N.A. and the Bank Group, dated as of July 18, 1997
Form S-3, October 31, 1997 (File No. 333-39265)

10.23
Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of March 24, 2005
Form 10-Q, May 4, 2005 (File No. 001-14273)

10.24
First Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of December 20, 2005
Form 8-K, December 23, 2005 (File No. 001-14273)

10.25
Second Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of July 7, 2006
Form 8-K, November 7, 2006 (File No. 001-14273)

10.26
Third Amendment to the Third Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, JP Morgan Chase Bank, N.A., Bank of America, N.A., JP Morgan Securities Inc. and Banc of America Securities LLC, dated as of November 6, 2006
Form 8-K, November 7, 2006 (File No. 001-14273)

10.27	Fourth Amended and Restated Credit Agreement among Core Laboratories N.V., Core Laboratories LP, Bank of America, N.A., and Banc of America Securities LLC, dated as of January 22, 2008	Form 8-K, January 23, 2008 (File No. 001-14273)

10.28
Fifth Amended and Restated Credit Agreement, dated as of December 17, 2010, among Core Laboratories N.V., Core Laboratories LP and the lenders party thereto and Bank of America, N.A., as administrative agent.
Form 8-K, December 20, 2010 (File No. 001-14273)

10.29
Assignment, Assumption and Amendment to Credit Agreement related to the Fifth Amended and Restated Credit Agreement, dated as of September 28, 2011, among Core Laboratories N.V., Core Laboratories LP, Core Laboratories (U.S.) Interest Holdings, Inc. and the lenders party thereto and Bank of America, N.A., as administrative agent.
Form 8-K, September 30, 2011 (File No. 001-14273

10.30
Amendment No. 1 to the Fifth Amended and Restated Credit Agreement, dated as of April 19, 2011, among Core Laboratories N.V., Core Laboratories LP and the lenders party thereto and Bank of America, N.A., as administrative agent.
Form 8-K, April 21, 2011 (File No. 001-14273)

10.31	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.32	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.33	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.34	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.35	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.36	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.37	Master Note Purchase Agreement, dated as of September 30, 2011.	Form 8-K, September 30, 2011 (File No. 001-14273

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Schema Document	Filed Herewith

101.CAL	XBRL Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Label Linkbase Document	Filed Herewith

101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Definition Linkbased Document	Filed Herewith

[1] Management contracts or compensatory plans or arrangements.

Exhibit 21.1

Significant Subsidiaries of the Registrant at December 31, 2011

Name	Legal Seat	Ownership %
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories Canada Ltd.	Alberta, Canada	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Malaysia SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Sales N.V.	Curacao	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Owen Oil Tools LP	Delaware, United States	100%
Core Lab de Mexico S.A. de C.V.	Mexico City, Mexico	100%
PT Corelab Indonesia	Jakarta, Indonesia	70%
Saybolt Belgium N.V.	Antwerp, Belgium	100%
Saybolt LP	Delaware, United States	100%
Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
Saybolt (Singapore) PTE LTD	Singapore, Singapore	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
ZAO Petroleum Analysts	Moscow, Russian Federation	100%

Pursuant to Item 601(b)(21)(ii) of Regulation S-K, the names of other subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary as of the end of the year covered by this report.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S‑8 (Nos. 333-73772 and 333-73774) of Core Laboratories N.V. of our report dated February 15, 2012 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 15, 2012