Form 10-Q
period 2012-03-31
CORE LABORATORIES N V
filed 2012-04-23
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 20, 2012 was 47,486,480.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$23,537	$29,332
Accounts receivable, net of allowance for doubtful accounts of $4,074 and $3,762 at 2012 and 2011, respectively	171,656	170,805
Inventories	58,119	53,214
Prepaid expenses and other current assets	31,014	27,463
TOTAL CURRENT ASSETS	284,326	280,814
PROPERTY, PLANT AND EQUIPMENT, net	114,812	115,295
INTANGIBLES, net	8,082	8,221
GOODWILL	162,781	162,787
DEFERRED TAX ASSETS, net	13,086	13,662
OTHER ASSETS	27,591	24,360
TOTAL ASSETS	$610,678	$605,139
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$48,189	$57,639
Accrued payroll and related costs	24,754	34,028
Taxes other than payroll and income	8,437	8,566
Unearned revenue	25,757	19,154
Income tax payable	9,478	793
Short-term debt and capital lease obligations	1,487	2,344
Other accrued expenses	13,571	14,937
TOTAL CURRENT LIABILITIES	131,673	137,461
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	198,066	223,075
DEFERRED COMPENSATION	26,478	24,117
DEFERRED TAX LIABILITIES, net	4,534	5,531
OTHER LONG-TERM LIABILITIES	35,663	33,300
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 49,037,806 issued and 47,547,593 outstanding at 2012 and 49,037,806 issued and 47,629,472 outstanding at 2011	1,376	1,376
Additional paid-in capital	5,589	2,012
Retained earnings	324,277	283,660
Accumulated other comprehensive income (loss)	(1,725)	(1,739)
Treasury shares (at cost), 1,490,213 at 2012 and 1,408,334 at 2011	(118,984)	(107,406)
Total Core Laboratories N.V. shareholders' equity	210,533	177,903
Non-controlling interests	3,731	3,752
TOTAL EQUITY	214,264	181,655
TOTAL LIABILITIES AND EQUITY	$610,678	$605,139
The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
REVENUE:
Services	$162,669	$141,492
Product sales	71,522	65,241
Total revenue	234,191	206,733
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	98,010	92,691
Cost of product sales, exclusive of depreciation expense shown below	51,130	44,059
General and administrative expenses, exclusive of depreciation expense shown below	10,174	9,524
Depreciation	5,596	5,540
Amortization	287	291
Other (income) expense, net	(4,912)	(1,871)
OPERATING INCOME	73,906	56,499
Loss on exchange of Senior Exchangeable Notes	—	629
Interest expense	2,190	2,360
Income before income tax expense	71,716	53,510
Income tax expense	17,786	7,518
Net income	53,930	45,992
Net income (loss) attributable to non-controlling interests	(21)	(298)
Net income attributable to Core Laboratories N.V.	$53,951	$46,290
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.13	$1.02
Diluted earnings per share attributable to Core Laboratories N.V.	$1.13	$0.94
Cash dividends per share	$0.28	$0.25
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,606	45,225
Diluted	47,945	49,141

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

Three Months Ended

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Net income	$53,930	$45,992
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(22)	(22)
Amortization to net income of prior service cost	40	40
Amortization to net income of net loss	—	84
Income taxes on pension and other postretirement benefit plans	(4)	(26)
Comprehensive income	53,944	46,068
Comprehensive income (loss) attributable to non-controlling interests	(21)	(298)
Comprehensive income attributable to Core Laboratories N.V.	$53,965	$46,366

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,930	$45,992
Adjustments to reconcile net income to net cash provided by operating activities:
Net (recovery) provision for doubtful accounts	320	(202)
Provisions for inventory obsolescence	150	230
Equity in earnings of affiliates	(66)	(27)
Stock-based compensation	4,388	2,522
Depreciation and amortization	5,883	5,831
Non-cash interest expense	120	2,223
(Gain) loss on sale of assets	(86)	(63)
(Gain) on insurance recovery	(3,366)	(710)
Loss on exchange of Senior Exchangeable Notes	—	629
Realization of pension obligation	14	76
(Increase) decrease in value of life insurance policies	(1,661)	(889)
Deferred income taxes	(1,091)	(6,831)
Changes in assets and liabilities:
Accounts receivable	2,195	(3,151)
Inventories	(5,055)	(4,744)
Prepaid expenses and other current assets	(2,822)	(2,182)
Other assets	(932)	(4)
Accounts payable	(7,315)	4,039
Accrued expenses	(2,144)	2,672
Unearned revenue	6,603	8,674
Other long-term liabilities	4,724	3,937
Net cash provided by operating activities	53,789	58,022
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,297)	(4,379)
Patents and other intangibles	(147)	(30)
Proceeds from sale of assets	136	64
Proceeds from insurance recovery	—	477
Premiums on life insurance	(679)	(756)
Net cash used in investing activities	(7,987)	(4,624)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(26,867)	(46,568)
Proceeds from debt	1,000	—
Stock options exercised	—	217
Excess tax benefits from stock-based compensation	500	—
Debt financing costs	(7)	(2)
Non-controlling interests - contributions	—	435
Non-controlling interests - dividends	—	(240)
Dividends paid	(13,334)	(11,304)
Repurchase of common shares	(12,889)	(49,805)
Net cash used in financing activities	(51,597)	(107,267)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,795)	(53,869)
CASH AND CASH EQUIVALENTS, beginning of period	29,332	133,880
CASH AND CASH EQUIVALENTS, end of period	$23,537	$80,011

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three months ended March 31, 2012 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2012.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2011 was derived from the 2011 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation.  These reclassifications had no impact on the reported net income for the three month period ended March 31, 2011.

Additionally, revision adjustments were made between Services Revenue and Product Sales Revenue and between Cost of Services and Cost of Product Sales in the Consolidated Statement of Operations for 2011 which did not affect total revenues, operating income or net income for the period.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
	(Unaudited)
Finished goods	$39,233	$32,604
Parts and materials	15,934	18,004
Work in progress	2,952	2,606
Total inventories	$58,119	$53,214

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

In 2011, we acquired a business providing additional manufacturing capacity for our Canadian operations for $18.8 million in cash. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their

                                                                    Return to Index

estimated fair values at the date of acquisition, resulting in an increase to goodwill of $8.6 million and an increase of $0.5 million in intangible assets. The acquisition was recorded in the Production Enhancement business segment.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	March 31, 2012	December 31, 2011
	(Unaudited)
Senior notes	150,000	150,000
Credit facility	48,000	73,000
Capital lease obligations	121	132
Other indebtedness	1,432	2,287
Total debt	199,553	225,419
Less - current maturities of long-term debt and capital lease obligations	1,487	2,344
Long-term debt and capital lease obligations, net	$198,066	$223,075

In 2011, we issued two series of senior notes with an aggregate principal amount of $150 million ("Senior Notes") in a private placement transaction. Series A consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Series B consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the Senior Notes is payable semi-annually on March 30 and September 30.

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at March 31, 2012. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit and performance guarantees and bonds which totaled $14.7 million at March 31, 2012, resulting in an available borrowing capacity under the Credit Facility of $237.3 million.  In addition to those items under the Credit Facility, we had $20.2 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2012.

The terms of the Credit Facility and the Senior Notes require us to meet certain financial and operational covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We were in compliance with all such covenants at March 31, 2012, and expect to remain in compliance for the foreseeable future.  Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

The estimated fair value of total debt at March 31, 2012 and December 31, 2011 approximated the book value of total debt. The fair value was estimated using Level 2 inputs including rates on similar debt recently issued by our peer group.

Other indebtedness includes approximately $1.4 million of debt incurred relating to the financing of our corporate insurance.

5.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees (the "Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.  We fund the future obligations of the Dutch Plan by purchasing investment contracts from a large multi-national insurance company.  The investment contracts are purchased annually and expire after five years at which time they are replaced with new contracts that are adjusted to include changes in the benefit obligation for the current year and redemption of the expired contracts.  We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2).  We make annual premium payments to the insurance company based on each employee's age and current salary.

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under this plan for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Service cost	$287	$335
Interest cost	428	432
Expected return on plan assets	(306)	(201)
Amortization of transition asset	(22)	(22)
Amortization of prior service cost	40	40
Amortization of net loss	—	84
Net periodic pension cost	$427	$668

During the three months ended March 31, 2012, we contributed approximately $1.0 million, as determined by the insurance company, to fund the estimated 2012 premiums on investment contracts held by the Dutch Plan.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets within life insurance policies, and carried on the balance sheet at fair value. A participant's plan benefits include the participant's deferrals, the vested portion of the employer's contributions, and deemed investment gains and losses on such amounts. The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination.

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

(Unaudited)		Fair Value Measurement at
		March 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets	$11,245	$—	$11,245	$—
Liabilities:
Deferred compensation plan	$17,435	$3,558	$13,877	$—

                                                                    Return to Index

		Fair Value Measurement at
		December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets	$9,934	$—	$9,934	$—
Liabilities:
Deferred compensation plan	$15,141	$3,086	$12,055	$—

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

As a result of a fire in 2011 at one of our supplier's facilities that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy in the amount of $5 million. During the first quarter of 2012, we received notice from the insurer that they agreed to pay $3.4 million of the claim and will continue reviewing the remainder of the claim. As a result, we recorded a gain of $3.4 million to "Other Expense (Income), Net". Subsequent to March 31, 2012, we received payment of the agreed amount. The claim is still open and any additional amounts agreed to will be recorded as a component of "Other Expense (Income), Net" in that period.

7.  EQUITY

During the three months ended March 31, 2012, we repurchased 104,279 of our common shares for $12.9 million. Included in this total were rights to 6,279 shares valued at $0.8 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

In February 2012, we paid a quarterly dividend of $0.28 per share of common stock.  In addition, on April 16, 2012, we declared a quarterly dividend of $0.28 per share of common stock for shareholders of record on April 27, 2012 and payable on May 25, 2012.

The following table summarizes our changes in equity for the three months ended March 31, 2012 (in thousands):

(Unaudited)	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interests	Total Equity
December 31, 2011	$1,376	$2,012	$283,660	$(1,739)	$(107,406)	$3,752	$181,655
Stock based-awards	—	3,077	—	—	1,311	—	4,388
Tax benefit of stock-based awards issued	—	500	—	—	—	—	500
Repurchase of common shares	—	—	—	—	(12,889)	—	(12,889)
Dividends paid	—	—	(13,334)	—	—	—	(13,334)
Amortization of deferred pension costs, net of tax	—	—	—	14	—	—	14
Net income (loss)	—	—	53,951	—	—	(21)	53,930

March 31, 2012	$1,376	$5,589	$324,277	$(1,725)	$(118,984)	$3,731	$214,264

                                                                    Return to Index

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
	(Unaudited)
Prior service cost	$(704)	$(734)
Transition asset	243	259
Unrecognized net actuarial loss	(1,264)	(1,264)
Total accumulated other comprehensive income (loss)	$(1,725)	$(1,739)

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

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Weighted average basic common shares outstanding	47,606	45,225
Effect of dilutive securities:
Stock options	12	27
Contingent shares	114	57
Restricted stock and other	213	318
Senior exchangeable notes	—	1,257
Warrants	—	2,257
Weighted average diluted common and potential common shares outstanding	47,945	49,141

In 2006, we issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Exchangeable Notes") which were exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances. Included in the table above are 1,257,000 shares which were added to the share count for the three months ended March 31, 2011.  These shares were included in calculating the impact to our dilutive earnings per share for the three months ended March 31, 2011. All of the Exchangeable Notes were exchanged or reached maturity in 2011.

In 2006, we sold warrants that gave the holders the right to acquire our common shares. Included in the table above are 2,257,000 shares which were added to the share count for the three months ended March 31, 2011, because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share for the three months ended March 31, 2011. The warrants were fully settled in 2011.

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

                                                                    Return to Index

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
(Gain) loss on sale of assets	$(86)	$(63)
Foreign exchange (gain) loss	(1,025)	(512)
Interest income	(2)	(55)
Rents and royalties	(340)	(451)
(Gain) loss on insurance recovery	(3,366)	(710)
Other, net	(93)	(80)
Total other (income) expense, net	$(4,912)	$(1,871)

As a result of a fire in 2011 at one of our supplier's facilities that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy in the amount of $5 million. During the first quarter of 2012, we received notice from the insurer that they agreed to pay $3.4 million of the claim and will continue reviewing the remainder of the claim. As a result, we recorded a gain of $3.4 million. Subsequent to March 31, 2012, we received payment of the agreed amount.

During 2011, as a result of reaching a settlement on a fire damage claim we filed in 2010, we recorded an insurance recovery gain of $0.7 million.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Australian Dollar	$(4)	$(91)
British Pound	11	(91)
Canadian Dollar	(537)	(419)
Euro	(245)	(82)
Mexican Peso	(152)	101
Russian Ruble	(40)	(202)
Other currencies, net	(58)	272
Total (gain) loss	$(1,025)	$(512)

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2012 and 2011 were 24.8% and 14.0%, respectively.  Included in the three months ended March 31, 2011 is the reversal of $10.4 million in tax liabilities provided over the period of 2007-2010 as a result of audits of prior year returns offset by $3.7 million in other discrete items.

The change in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2012
Revenues from unaffiliated customers	$116,106	$96,733	$21,352	$—	$234,191
Inter-segment revenues	536	468	19	(1,023)	—
Segment operating income (loss)	32,415	33,531	7,915	45	73,906
Total assets (at end of period)	271,320	248,866	24,191	66,301	610,678
Capital expenditures	2,479	1,842	411	2,565	7,297
Depreciation and amortization	3,547	1,598	167	571	5,883
Three Months Ended March 31, 2011
Revenues from unaffiliated customers	$107,621	$82,098	$17,014	$—	$206,733
Inter-segment revenues	369	308	359	(1,036)	—
Segment operating income (loss)	26,438	23,262	6,664	135	56,499
Total assets (at end of period)	271,875	201,970	24,967	98,462	597,274
Capital expenditures	3,303	804	107	165	4,379
Depreciation and amortization	3,482	1,639	180	530	5,831
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04 relating to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 relating to testing goodwill for impairment (FASB ASC Topic 350), which amends current guidance to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described

                                                                    Return to Index

in Topic 350. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2012 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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
•cost of producing and the ability to deliver oil and natural gas;
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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

Outlook

We continue our efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines.  We believe our market presence provides us a unique opportunity to service clients who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent activity levels, we believe that the current level of activities, workflows, and operating margins both outside North America and within North America, particularly that relate to oil development projects, will grow moderately during the remainder of 2012. We believe that deepwater projects worldwide will increase during the remainder of 2012, particularly in the Kwanza basin offshore Angola, the Middle East, specifically Iraq, Asia Pacific and deepwater Gulf of Mexico.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended March 31,				% Change
	2012		2011		2012/2011
REVENUE:
Services	$162,669	69%	$141,492	68%	15%
Product sales	71,522	31%	65,241	32%	10%
Total revenue	234,191	100%	206,733	100%	13%
OPERATING EXPENSES:
Cost of services*	98,010	60%	92,691	66%	6%
Cost of product sales*	51,130	71%	44,059	68%	16%
Total cost of services and product sales	149,140	64%	136,750	66%	9%
General and administrative expenses	10,174	4%	9,524	5%	7%
Depreciation and amortization	5,883	3%	5,831	3%	1%
Other (income) expense, net	(4,912)	(2)%	(1,871)	(1)%	163%
Operating income	73,906	32%	56,499	27%	31%
Loss on exchange of Senior Exchangeable Notes	—	—%	629	—%	(100)%
Interest expense	2,190	1%	2,360	1%	(7)%
Income before income tax expense	71,716	31%	53,510	26%	34%
Income tax expense	17,786	8%	7,518	4%	137%
Net income	53,930	23%	45,992	22%	17%
Net income (loss) attributable to non-controlling interests	(21)	—%	(298)	—%	(93)%
Net income attributable to Core Laboratories N.V.	$53,951	23%	$46,290	22%	17%
* Percentage based on applicable revenue rather than total revenue

Operating Results for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011 (unaudited)

Services Revenue

Services revenue increased to $162.7 million for the first quarter of 2012, up 15% when compared to $141.5 million for the first quarter of 2011.  The increase in services revenue was primarily due to the increases in reservoir rock and reservoir fluids phase-behavior studies.  Our large-scale core analyses and reservoir fluid projects continue to provide meaningful revenue streams in the Middle East, Asia-Pacific and off the coasts of Africa.

Product Sales Revenue

Revenue associated with product sales increased to $71.5 million for the first quarter of 2012, up 10% from $65.2 million for the first quarter of 2011. The increase in product sales revenue was primarily driven by increased demand for our specialized completion and recompletion technology products utilized in high-end multi-stage well completion and stimulation programs in areas such as the oil- and natural gas-shale plays in North America and in the major, giant, and super-giant fields in southern Iraq.

Cost of Services

Cost of services expressed as a percentage of services revenue was 60% for the quarter ended March 31, 2012, down from 66% in the same period in 2011. During the first quarter of 2012, we recognized the efficiencies/benefits of the lower fixed cost structure that was established in 2011 when restructuring charges and other personnel costs were taken in the second quarter of

                                                                    Return to Index

2011.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue was 71% for the quarter ended March 31, 2012, up from 68% during the same period in 2011. The cost of raw materials, especially metals, increased substantially in the second half of 2011 which drives our cost of sales in 2012 as these raw materials are converted to finished goods and sold.

General and Administrative Expenses

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were $10.2 million for the first quarter of 2012, which represents 4% of revenue, an improvement over the first quarter of 2011 when general and administrative costs represented 5% of revenue.

Depreciation and Amortization Expense

Depreciation and amortization expense was $5.9 million for the first quarter of 2012, virtually unchanged from the first quarter of 2011.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
(Gain) loss on sale of assets	(86)	(63)
Foreign exchange (gain) loss	(1,025)	(512)
Interest income	(2)	(55)
Rents and royalties	(340)	(451)
(Gain) loss on insurance recovery	(3,366)	(710)
Other, net	(93)	(80)
Total other (income) expense, net	(4,912)	(1,871)

As a result of a fire in 2011 at one of our supplier's facilities that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy in the amount of $5 million. During the first quarter of 2012, we received notice from the insurer that they agreed to pay $3.4 million of the claim and will continue reviewing the remainder of the claim. As a result, we recorded a gain of $3.4 million. Subsequent to March 31, 2012, we received payment of the agreed amount.

During 2011, as a result of reaching a settlement on a fire damage claim we filed in 2010, we recorded an insurance recovery gain of $0.7 million.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

                                                                    Return to Index

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Australian Dollar	$(4)	$(91)
British Pound	11	(91)
Canadian Dollar	(537)	(419)
Euro	(245)	(82)
Mexican Peso	(152)	101
Russian Ruble	(40)	(202)
Other currencies, net	(58)	272
Total (gain) loss	$(1,025)	$(512)

Interest Expense

Interest expense for the three months ended March 31, 2012 and 2011 was $2.2 million and $2.4 million, respectively.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2012 and 2011 were 24.8% and 14.0%, respectively.  Included in the three months ended March 31, 2011 is the reversal of $10.4 million in tax liabilities provided over the period of 2007-2010 as a result of audits of prior year returns offset by $3.7 million in other discrete items.

The change in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		% Change
	2012	2011	2012/2011
Revenue:	(Unaudited)
Reservoir Description	$116,106	$107,621	8%
Production Enhancement	96,733	82,098	18%
Reservoir Management	21,352	17,014	25%
Consolidated	$234,191	$206,733	13%
Operating income (loss):
Reservoir Description	$32,415	$26,438	23%
Production Enhancement	33,531	23,262	44%
Reservoir Management	7,915	6,664	19%
Corporate and Other[1]	45	135	NM
Consolidated	$73,906	$56,499	31%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 8%, or $8.5 million, to $116.1 million in the first quarter of 2012, compared to $107.6 million in the first quarter of 2011.  This segment’s operations, which focus on international crude-oil

                                                                    Return to Index

related products, continued to benefit from large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Iraq, Kuwait, and the United Arab Emirates.

Operating income in the first quarter of 2012 increased by 23%, or $6.0 million, to $32.4 million compared to $26.4 million for the first quarter of 2011.  Operating margin for the quarter ended March 31, 2012 was 28%, compared to 25% for the same period in 2011. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased by 18%, or $14.6 million, to $96.7 million in the first quarter of 2012 compared to $82.1 million in the first quarter of 2011. The revenue increase was primarily due to demand for our stimulation diagnostic services both for fracture diagnostics in North America and flood diagnostics internationally.

Operating income in the first quarter of 2012 increased by 44%, or $10.3 million, to $33.5 million from $23.3 million for the first quarter of 2011.  Operating margins increased to 35% in the first quarter of 2012 from 28% for the same period in 2011.  The increase in operating income from 2011 to 2012 was primarily driven by increased revenue from services related to our proprietary and patented diagnostic technologies, such as SpectraChem® Plus+, SpectraScan®, ZeroWash®, our HERO™ line of perforating charges and gun systems and our HTD-Blast™ perforating system, which is used for the perforation of extended-reach horizontal wells in non-conventional reservoirs.

Reservoir Management

Revenue from the Reservoir Management segment increased by 25%, to $21.4 million, in the first quarter of 2012 compared to $17.0 million for the first quarter of 2011.  The increase in revenue was due to ongoing interest in several of our existing multi-client reservoir studies such as the Tight Oil Reservoirs of the Midland Basin study and the Eagle Ford Shale study along with studies of African east coast reservoirs potentials.

Operating income in the first quarter of 2012 increased 19% to $7.9 million from $6.7 million for the first quarter of 2011. Operating margins decreased to 37% in the first quarter of 2012 compared to 39% for the same period in 2011 primarily due to additional personnel-related costs.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the three months ended March 31, 2012 and 2011 (in thousands):

                                                                    Return to Index

	Three Months Ended March 31,		% Change
	2012	2011	2012/2011
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$53,789	$58,022	(7)%
Less: cash paid for capital expenditures	7,297	4,379	67%
Free cash flow	$46,492	$53,643	(13)%

The decrease in free cash flow in 2012 compared to 2011 was primarily attributable to decreases in accounts payable and accrued expenses. This was partially offset by an increase in net income. In addition, capital expenditures were higher in the first quarter of 2012 compared to the same period in 2011.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,		% Change
	2012	2011	2012/2011
Cash provided by/(used in):	(Unaudited)
Operating activities	$53,789	$58,022	(7)%
Investing activities	(7,987)	(4,624)	73%
Financing activities	(51,597)	(107,267)	(52)%
Net change in cash and cash equivalents	$(5,795)	$(53,869)	(89)%

The decrease in cash flows from operating activities in the first quarter of 2012 compared to the first quarter of 2011 was primarily attributable to decreases in accounts payable and accrued expenses.

Cash flows used in investing activities were higher during the first quarter of 2012 primarily due to an increase in capital expenditures of $7.3 million and $4.4 million for the three month periods ended March 31, 2012 and 2011, respectively.

The decrease in cash flows used in financing activities was due to a decrease of $36.9 million paid for the repurchase of our common shares as well as a decrease of $19.7 million paid for debt reduction. In the first three months of 2012, we repurchased 104,279 shares for an aggregate price of $12.9 million compared to 550,765 shares for an aggregate price of $49.8 million during the same period in 2011. In the first three months of 2012, we paid $26.9 million to reduce our debt while in the first three months of 2011, we paid $46.6 million.

Notes, Credit Facilities and Available Future Liquidity

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at March 31, 2012. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit and performance guarantees and bonds which totaled $14.7 million at March 31, 2012, resulting in an available borrowing capacity under the Credit Facility of $237.3 million.  In addition to those items under the Credit Facility, we had $20.2 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2012.

The terms of the Credit Facility and the Senior Notes require us to meet certain financial and operational covenants,

                                                                    Return to Index

including, but not limited to, certain operational and minimum equity and cash flow ratios. We were in compliance with all such covenants at March 31, 2012, and expect to remain in compliance for the foreseeable future.  Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 relating to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. The amendments generally represent clarification of FASB ASC Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05 which provides new guidance on the presentation of comprehensive income (FASB ASC Topic 220) in financial statements. Entities are required to present total comprehensive income either in a single, continuous statement of comprehensive income or in two separate, but consecutive, statements. Under the single-statement approach, entities must include the components of net income, a total for net income, the components of other comprehensive income and a total for comprehensive income. Under the two-statement approach, entities must report an income statement and, immediately following, a statement of other comprehensive income. Under either method, entities must display adjustments for items reclassified from other comprehensive income to net income in both net income and other comprehensive income. The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 relating to testing goodwill for impairment (FASB ASC Topic 350), which amends current guidance to simplify how entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

                                                                    Return to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (4)
January 31, 2012 (1)	10,152	$110.14	10,152	11,136,692
February 29, 2012 (2)	20,307	124.40	20,307	11,117,385
March 31, 2012 (3)	73,820	125.23	73,820	3,413,568
Total	104,279	$123.60	104,279

(1) Contains 152 shares valued at approximately $17.8 thousand, or $117.27 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in January 2012.
(2) Contains 307 shares valued at approximately $36.4 thousand, or $118.55 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in February 2012.
(3) Contains 5,820 shares valued at approximately $0.7 million, or $124.04 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in March 2012.
(4) In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months.  This authorization was renewed at subsequent annual or special shareholder meetings.  At our annual shareholders’ meeting on May 19, 2011, following a change in Dutch law that permitted us to repurchase up to 50% of our issued share capital in open market purchases subject to shareholder approval, our shareholders authorized an extension to repurchase 10% of our issued share capital through November 19, 2012 and an additional 15.6% of our issued share capital until March 12, 2012 to fulfill obligations relating to the Company's then-outstanding Exchangeable Notes or warrants. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

                                                                    Return to Index

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Exhibit 3.1 filed on July 26, 2010 with 10-Q (File No. 001-14273)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	XBRL Instance Document	Filed herewith
101.SCH	-	XBRL Schema Document	Filed herewith
101.CAL	-	XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	XBRL Label Linkbase Document	Filed herewith
101.PRE	-	XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	XBRL Definition Linkbase Document	Filed herewith

                                                                    Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.

Date:	April 23, 2012	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index