Form 10-Q
period 2012-06-30
CORE LABORATORIES N V
filed 2012-07-20
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 19, 2012 was 47,306,751.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$23,408	$29,332
Accounts receivable, net of allowance for doubtful accounts of $4,117 and $3,762 at 2012 and 2011, respectively	170,707	170,805
Inventories	58,181	53,214
Prepaid expenses and other current assets	39,141	33,197
TOTAL CURRENT ASSETS	291,437	286,548
PROPERTY, PLANT AND EQUIPMENT, net	118,665	115,295
INTANGIBLES, net	8,335	8,221
GOODWILL	163,337	162,787
DEFERRED TAX ASSETS, net	13,920	13,662
OTHER ASSETS	26,979	24,360
TOTAL ASSETS	$622,673	$610,873
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,280	$57,639
Accrued payroll and related costs	26,188	34,028
Taxes other than payroll and income	8,833	8,566
Unearned revenue	18,334	19,154
Income tax payable	3,814	6,527
Short-term debt and capital lease obligations	623	2,344
Other accrued expenses	17,105	14,937
TOTAL CURRENT LIABILITIES	126,177	143,195
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	206,053	223,075
DEFERRED COMPENSATION	26,384	24,117
DEFERRED TAX LIABILITIES, net	5,798	5,531
OTHER LONG-TERM LIABILITIES	34,108	33,300
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 49,037,808 issued and 47,366,753 outstanding at 2012 and 49,037,806 issued and 47,629,472 outstanding at 2011	1,376	1,376
Additional paid-in capital	5,908	2,012
Retained earnings	363,903	283,660
Accumulated other comprehensive income (loss)	(1,712)	(1,739)
Treasury shares (at cost), 1,671,055 at 2012 and 1,408,334 at 2011	(149,088)	(107,406)
Total Core Laboratories N.V. shareholders' equity	220,387	177,903
Non-controlling interests	3,766	3,752
TOTAL EQUITY	224,153	181,655
TOTAL LIABILITIES AND EQUITY	$622,673	$610,873

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2012	2011
	(Unaudited)
REVENUE:
Services	$175,749	$156,841
Product sales	71,257	68,944
Total revenue	247,006	225,785
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	103,926	102,651
Cost of product sales, exclusive of depreciation expense shown below	52,454	49,622
General and administrative expenses, exclusive of depreciation expense shown below	10,205	9,757
Depreciation	4,788	5,507
Amortization	289	298
Other (income) expense, net	3,218	147
OPERATING INCOME	72,126	57,803
Loss on exchange of Senior Exchangeable Notes	—	210
Interest expense	2,178	2,499
Income before income tax expense	69,948	55,094
Income tax expense	16,997	14,710
Net income	52,951	40,384
Net income (loss) attributable to non-controlling interests	35	(67)
Net income attributable to Core Laboratories N.V.	$52,916	$40,451
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.11	$0.88
Diluted earnings per share attributable to Core Laboratories N.V.	$1.11	$0.83
Cash dividends per share	$0.28	$0.25
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,473	45,945
Diluted	47,791	48,662

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
REVENUE:
Services	$338,418	$298,333
Product sales	142,779	134,185
Total revenue	481,197	432,518
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	201,936	195,342
Cost of product sales, exclusive of depreciation expense shown below	103,584	93,681
General and administrative expenses, exclusive of depreciation expense shown below	20,379	19,281
Depreciation	10,384	11,047
Amortization	576	589
Other (income) expense, net	(1,694)	(1,724)
OPERATING INCOME	146,032	114,302
Loss on exchange of Senior Exchangeable Notes	—	839
Interest expense	4,368	4,859
Income before income tax expense	141,664	108,604
Income tax expense	34,783	22,228
Net income	106,881	86,376
Net income (loss) attributable to non-controlling interests	14	(365)
Net income attributable to Core Laboratories N.V.	$106,867	$86,741
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$2.25	$1.90
Diluted earnings per share attributable to Core Laboratories N.V.	$2.23	$1.77
Cash dividends per share	$0.56	$0.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,539	45,587
Diluted	47,868	48,942

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$52,951	$40,384	$106,881	$86,376
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(22)	(22)	(44)	(44)
Amortization to net income of prior service cost	40	40	80	80
Amortization to net income of net loss	—	84	—	168
Income taxes on pension and other postretirement benefit plans	(5)	(26)	(9)	(52)
Comprehensive income	52,964	40,460	106,908	86,528
Comprehensive income (loss) attributable to non-controlling interests	35	(67)	14	(365)
Comprehensive income attributable to Core Laboratories N.V.	$52,929	$40,527	$106,894	$86,893

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,881	$86,376
Adjustments to reconcile net income to net cash provided by operating activities:
Net (recovery) provision for doubtful accounts	697	40
Provisions for inventory obsolescence	193	357
Equity in earnings of affiliates	(247)	(117)
Stock-based compensation	8,903	5,923
Depreciation and amortization	10,960	11,636
Non-cash interest expense	240	4,144
(Gain) loss on sale of assets	(313)	(138)
(Gain) on insurance recovery	(101)	(779)
Loss on exchange of Senior Exchangeable Notes	—	839
Realization of pension obligation	27	152
(Increase) decrease in value of life insurance policies	(622)	(685)
Deferred income taxes	(1,835)	(10,735)
Changes in assets and liabilities:
Accounts receivable	(2,787)	(5,627)
Inventories	(5,160)	(8,886)
Prepaid expenses and other current assets	(3,489)	1,055
Other assets	(695)	(623)
Accounts payable	(5,285)	8,639
Accrued expenses	(8,728)	(4,729)
Unearned revenue	(820)	2,649
Other long-term liabilities	3,075	8,463
Net cash provided by operating activities	100,894	97,954
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,894)	(11,984)
Patents and other intangibles	(684)	(132)
Business acquisitions, net of cash acquired	(556)	—
Cash (advanced)/settled for acquisition	2,188	—
Proceeds from sale of assets	379	171
Proceeds from insurance recovery	101	884
Premiums on life insurance	(1,288)	(1,243)
Net cash used in investing activities	(14,754)	(12,304)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(48,744)	(64,477)
Proceeds from debt	30,000	—
Stock options exercised	5	241
Excess tax benefits from stock-based compensation	3,466	2,289
Debt financing costs	(7)	(1,094)
Settlement of warrants	—	(57,777)
Non-controlling interests - contributions	—	895
Non-controlling interests - dividends	—	(240)
Dividends paid	(26,624)	(22,709)
Repurchase of common shares	(50,160)	(52,097)
Net cash used in financing activities	(92,064)	(194,969)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,924)	(109,319)
CASH AND CASH EQUIVALENTS, beginning of period	29,332	133,880
CASH AND CASH EQUIVALENTS, end of period	$23,408	$24,561

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three and six months ended June 30, 2012 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2012.

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

2.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2012	March 31, 2012	December 31, 2011
	(Unaudited)	(Unaudited)
Finished goods	$40,768	$39,233	$32,604
Parts and materials	15,410	15,934	18,004
Work in progress	2,003	2,952	2,606
Total inventories	$58,181	$58,119	$53,214

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

In 2011, we acquired a business providing additional manufacturing capacity for our Canadian operations for $18.8 million in cash. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their

                                                                    Return to Index

estimated fair values at the date of acquisition, resulting in an increase to goodwill of $8.6 million and an increase of $0.5 million in intangible assets. In 2012, a post-closing adjustment was recorded that increased the acquisition and goodwill by $0.6 million. The acquisition was recorded in the Production Enhancement business segment.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	June 30, 2012	December 31, 2011
	(Unaudited)
Senior notes	150,000	150,000
Credit facility	56,000	73,000
Capital lease obligations	102	132
Other indebtedness	574	2,287
Total debt	206,676	225,419
Less - current maturities of long-term debt and capital lease obligations	623	2,344
Long-term debt and capital lease obligations, net	$206,053	$223,075

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at June 30, 2012. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit and performance guarantees and bonds which totaled $16.0 million at June 30, 2012, resulting in an available borrowing capacity under the Credit Facility of $228.0 million.  In addition to those items under the Credit Facility, we had $24.9 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2012.

The terms of the Credit Facility and the Senior Notes require us to meet certain financial and operational covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We were in compliance with all such covenants at June 30, 2012, and expect to remain in compliance for the foreseeable future.  Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

The estimated fair value of total debt at June 30, 2012 and December 31, 2011 approximated the book value of total debt. The fair value was estimated using Level 2 inputs including rates on similar debt recently issued by our peer group.

Other indebtedness includes approximately $0.6 million of debt incurred relating to the financing of our corporate insurance.

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

                                                                    Return to Index

payments to the insurance company based on each employee's age and current salary.

The following table summarizes the components of net periodic pension cost under this plan for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Service cost	$285	$352	$572	$687
Interest cost	425	454	853	886
Expected return on plan assets	(304)	(211)	(610)	(412)
Amortization of transition asset	(22)	(22)	(44)	(44)
Amortization of prior service cost	40	40	80	80
Amortization of net loss	—	84	—	168
Net periodic pension cost	$424	$697	$851	$1,365

During the six months ended June 30, 2012, we contributed approximately $1.6 million, as determined by the insurance company, to fund the estimated 2012 premiums on investment contracts held by the Dutch Plan.

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

(Unaudited)		Fair Value Measurement at
		June 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets	$11,189	$—	$11,189	$—
Liabilities:
Deferred compensation plan	$17,023	$3,053	$13,970	$—

                                                                    Return to Index

		Fair Value Measurement at
		December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets	$9,934	$—	$9,934	$—
Liabilities:
Deferred compensation plan	$15,141	$3,086	$12,055	$—

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

As a result of a fire in 2011 at one of our supplier's facilities that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy in the amount of $5 million. During the first six months of 2012, we received notice and payment from the insurer that they agreed with $3.4 million of the claim and will continue reviewing the remainder of the claim. As a result, we recorded a gain of $3.4 million. The claim is still open and any additional amounts agreed to will be recorded as a component of "Other (Income) Expense, Net" in that period.

7.  EQUITY

During the three months ended June 30, 2012, we repurchased 299,104 of our common shares for $37.3 million. Included in this total were rights to 32,311 shares valued at $4.2 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the six months ended June 30, 2012, we repurchased 403,383 of our common shares for $50.2 million. Included in this total were rights to 38,590 shares valued at $4.9 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

In February and May 2012, we paid a quarterly dividend of $0.28 per share of common stock.  In addition, on July 10, 2012, we declared a quarterly dividend of $0.28 per share of common stock for shareholders of record on July 20, 2012 and payable on August 20, 2012.

The following table summarizes our changes in equity for the six months ended June 30, 2012 (in thousands):

                                                                    Return to Index

(Unaudited)	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interests	Total Equity
December 31, 2011	$1,376	$2,012	$283,660	$(1,739)	$(107,406)	$3,752	$181,655
Stock options exercised	—	(60)	—	—	65	—	5
Stock based-awards	—	490	—	—	8,413	—	8,903
Tax benefit of stock-based awards issued	—	3,466	—	—	—	—	3,466
Repurchase of common shares	—	—	—	—	(50,160)	—	(50,160)
Dividends paid	—	—	(26,624)	—	—	—	(26,624)
Amortization of deferred pension costs, net of tax	—	—	—	27	—	—	27
Net income (loss)	—	—	106,867	—	—	14	106,881

June 30, 2012	$1,376	$5,908	$363,903	$(1,712)	$(149,088)	$3,766	$224,153

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
	(Unaudited)
Prior service cost	$(674)	$(734)
Transition asset	226	259
Unrecognized net actuarial loss	(1,264)	(1,264)
Total accumulated other comprehensive income (loss)	$(1,712)	$(1,739)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	47,473	45,945	47,539	45,587
Effect of dilutive securities:
Stock options	11	23	12	24
Contingent shares	133	68	124	63
Restricted stock and other	174	230	193	274
Senior exchangeable notes	—	1,097	—	1,176
Warrants	—	1,299	—	1,818
Weighted average diluted common and potential common shares outstanding	47,791	48,662	47,868	48,942

                                                                    Return to Index

In 2006, we issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Exchangeable Notes") which were exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances. Included in the table above are 1,097,000 shares which were added to the share count for the three months ended June 30, 2011, and 1,176,000 shares which were added to the share count for the six months ended June 30, 2011.  These shares were included in calculating the impact to our dilutive earnings per share for the three and six months ended June 30, 2011. All of the Exchangeable Notes were exchanged or reached maturity in 2011.

In 2006, we sold warrants that gave the holders the right to acquire our common shares. Included in the table above are 1,299,000 shares which were added to the share count for the three months ended June 30, 2011, and 1,818,000 shares which were added to the share count for the six months ended June 30, 2011, because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share for the three and six months ended June 30, 2011. The warrants were fully settled in 2011.

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$(227)	$(75)	$(313)	$(138)
Foreign exchange (gain) loss	1,355	(9)	330	(521)
Interest income	(13)	(30)	(15)	(85)
Rents and royalties	(255)	(382)	(595)	(833)
(Gain) loss on insurance recovery	(101)	(69)	(3,467)	(779)
Legal entity realignment	1,860	711	1,860	711
NYSE Euronext Amsterdam listing	683	—	923	—
Other, net	(84)	1	(417)	(79)
Total other (income) expense, net	$3,218	$147	$(1,694)	$(1,724)

During the second quarter of 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the NYSE Euronext Amsterdam Stock Exchange.

As a result of a fire in 2011 at one of our supplier's facilities that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy in the amount of $5 million. During the first quarter of 2012, we received notice from the insurer that they agreed to pay $3.4 million of the claim and will continue reviewing the remainder of the claim. As a result, we recorded a gain of $3.4 million in the first quarter of 2012.

During 2011, as a result of reaching a settlement on a fire damage claim we filed in 2010, we recorded an insurance recovery gain of $0.8 million.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

                                                                    Return to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Australian Dollar	$(11)	$(54)	$(15)	$(144)
Canadian Dollar	519	(124)	(18)	(543)
Euro	238	8	(7)	(74)
Malaysian Ringgit	130	3	79	(16)
Mexican Peso	191	41	39	142
Russian Ruble	(16)	(23)	(56)	(225)
Other currencies, net	304	140	308	339
Total (gain) loss	$1,355	$(9)	$330	$(521)

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended June 30, 2012 and 2011 were 24.3% and 26.7%, respectively.  The effective tax rates for the year-to-date 2012 and 2011 were 24.6% and 20.5%, respectively.

Included in the six months ended June 30, 2011 is the reversal of $10.4 million in tax liabilities provided over the period of 2007-2010 as a result of audits of prior year returns offset by $3.7 million in other discrete items. The change in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

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

                                                                    Return to Index

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2012
Revenues from unaffiliated customers	$126,462	$99,547	$20,997	$—	$247,006
Inter-segment revenues	760	615	785	(2,160)	—
Segment operating income (loss)	38,076	29,564	7,113	(2,627)	72,126
Total assets (at end of period)	279,823	246,837	24,756	71,257	622,673
Capital expenditures	3,667	2,426	29	1,475	7,597
Depreciation and amortization	3,445	902	175	555	5,077
Three Months Ended June 30, 2011
Revenues from unaffiliated customers	$118,758	$88,787	$18,240	$—	$225,785
Inter-segment revenues	447	357	595	(1,399)	—
Segment operating income (loss)	26,629	24,500	7,307	(633)	57,803
Total assets (at end of period)	272,298	208,114	19,146	52,675	552,233
Capital expenditures	4,079	2,499	284	743	7,605
Depreciation and amortization	3,517	1,578	169	541	5,805
Six Months Ended June 30, 2012
Revenues from unaffiliated customers	$242,568	$196,280	$42,349	$—	$481,197
Inter-segment revenues	1,296	1,083	804	(3,183)	—
Segment operating income (loss)	70,491	63,095	15,028	(2,582)	146,032
Total assets	279,823	246,837	24,756	71,257	622,673
Capital expenditures	6,146	4,268	440	4,040	14,894
Depreciation and amortization	6,992	2,500	342	1,126	10,960
Six Months Ended June 30, 2011
Revenues from unaffiliated customers	$226,379	$170,885	$35,254	$—	$432,518
Inter-segment revenues	816	665	954	(2,435)	—
Segment operating income (loss)	53,067	47,762	13,971	(498)	114,302
Total assets	272,298	208,114	19,146	52,675	552,233
Capital expenditures	7,382	3,303	391	908	11,984
Depreciation and amortization	6,999	3,217	349	1,071	11,636
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

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2012 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent activity levels, we believe that the current level of activities, workflows, and operating margins both outside North America and within North America, particularly that relate to oil development projects, will grow moderately during the remainder of 2012. We believe that deepwater projects worldwide will increase during the remainder of 2012, particularly offshore Africa, the Middle East, Asia Pacific and deepwater Gulf of Mexico. In addition, we believe that activities in unconventional oil-shale reservoirs will increase during the remainder of 2012, not only in North America, but in South America and North Africa as well.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended June 30,				% Change
	2012		2011		2012/2011
REVENUE:
Services	$175,749	71%	$156,841	69%	12%
Product sales	71,257	29%	68,944	31%	3%
Total revenue	247,006	100%	225,785	100%	9%
OPERATING EXPENSES:
Cost of services*	103,926	59%	102,651	65%	1%
Cost of product sales*	52,454	74%	49,622	72%	6%
Total cost of services and product sales	156,380	63%	152,273	67%	3%
General and administrative expenses	10,205	4%	9,757	4%	5%
Depreciation and amortization	5,077	2%	5,805	3%	(13)%
Other (income) expense, net	3,218	1%	147	—%	2,089%
Operating income	72,126	29%	57,803	26%	25%
Loss on exchange of Senior Exchangeable Notes	—	—%	210	—%	(100)%
Interest expense	2,178	1%	2,499	1%	(13)%
Income before income tax expense	69,948	28%	55,094	24%	27%
Income tax expense	16,997	7%	14,710	7%	16%
Net income	52,951	21%	40,384	18%	31%
Net income (loss) attributable to non-controlling interests	35	—%	(67)	—%	(152)%
Net income attributable to Core Laboratories N.V.	$52,916	21%	$40,451	18%	31%
* Percentage based on applicable revenue rather than total revenue

                                                                    Return to Index

(Unaudited)	Six Months Ended June 30,				% Change
	2012		2011		2012/2011
REVENUE:
Services	$338,418	70%	$298,333	69%	13%
Product sales	142,779	30%	134,185	31%	6%
Total revenue	481,197	100%	432,518	100%	11%
OPERATING EXPENSES:
Cost of services*	201,936	60%	195,342	65%	3%
Cost of product sales*	103,584	73%	93,681	70%	11%
Total cost of services and product sales	305,520	63%	289,023	67%	6%
General and administrative expenses	20,379	4%	19,281	4%	6%
Depreciation and amortization	10,960	2%	11,636	3%	(6)%
Other (income), net	(1,694)	—%	(1,724)	—%	(2)%
Operating income	146,032	30%	114,302	26%	28%
Loss on exchange of Senior Exchangeable Notes	—	—%	839	—%	(100)%
Interest expense	4,368	1%	4,859	1%	(10)%
Income before income tax expense	141,664	29%	108,604	25%	30%
Income tax expense	34,783	7%	22,228	5%	56%
Net income	106,881	22%	86,376	20%	24%
Net income (loss) attributable to non-controlling interests	14	—%	(365)	—%	(104)%
Net income attributable to Core Laboratories N.V.	$106,867	22%	$86,741	20%	23%
* Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011 (unaudited)

Services Revenue

Services revenue increased to $175.7 million for the second quarter of 2012, up 12% when compared to $156.8 million for the second quarter of 2011.  For the six months ended June 30, 2012, services revenue increased to $338.4 million, up 13% when compared to $298.3 million for the same period of 2011.  The increase in services revenue was primarily due to our continued focus on worldwide crude-oil related and large natural gas for liquefaction projects, especially those related to the development of deepwater fields offshore West and East Africa, the eastern Mediterranean, and the Gulf of Mexico.

Product Sales Revenue

Revenue associated with product sales increased to $71.3 million for the second quarter of 2012, up 3% from $68.9 million for the second quarter of 2011. For the six months ended June 30, 2012, product sales revenues increased to $142.8 million, up 6% from $134.2 million for the same period of 2011. The increase in product sales revenue was primarily driven by increasing market penetration and the evolution of our patented and proprietary diagnostics technologies and services.

Cost of Services

Cost of services expressed as a percentage of services revenue was 59% for the quarter ended June 30, 2012, down from 65% in the same period in 2011. For the six months ended June 30, 2012, cost of services expressed as a percentage of services revenue was 60%, an improvement when compared to 65% in the same period in 2011. During 2012, we recognized the benefit of a lower fixed cost structure that was established in 2011 when restructuring charges and other personnel costs were taken in the second quarter of 2011.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue was 74% for the quarter ended June 30, 2012, up from 72% during the same period in 2011. For the six months ended June 30, 2012, cost of product sales expressed as a

                                                                    Return to Index

percentage of product sales revenue was 73%, up from 70% during the same period in 2011. The cost of raw materials, especially specialty steel, increased substantially in the second half of 2011 which increased our cost of sales in 2012 as these raw materials are converted to finished goods and sold.

General and Administrative Expenses

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were $10.2 million for the second quarter of 2012, which represents 4% of revenue, unchanged from the second quarter of 2011. For the six months ended June 30, 2012, general and administrative expenses were $20.4 million, which represents 4% of revenue, consistent with the same period of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was $5.1 million for the second quarter of 2012 compared to $5.8 million in the second quarter of 2011. For the six months ended June 30, 2012, depreciation and amortization expense was $11.0 million compared to $11.6 million in the same period of 2011.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$(227)	$(75)	$(313)	$(138)
Foreign exchange (gain) loss	1,355	(9)	330	(521)
Interest income	(13)	(30)	(15)	(85)
Rents and royalties	(255)	(382)	(595)	(833)
(Gain) loss on insurance recovery	(101)	(69)	(3,467)	(779)
Legal entity realignment	1,860	711	1,860	711
NYSE Euronext Amsterdam listing	683	—	923	—
Other, net	(84)	1	(417)	(79)
Total other (income) expense, net	$3,218	$147	$(1,694)	$(1,724)

During the second quarter of 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the NYSE Euronext Amsterdam Stock Exchange.

As a result of a fire in 2011 at one of our supplier's facilities that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy in the amount of $5 million. During the first quarter of 2012, we received notice from the insurer that they agreed to pay $3.4 million of the claim and will continue reviewing the remainder of the claim. As a result, we recorded a gain of $3.4 million in the first quarter of 2012.

During 2011, as a result of reaching a settlement on a fire damage claim we filed in 2010, we recorded an insurance recovery gain of $0.8 million.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

                                                                    Return to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Australian Dollar	$(11)	$(54)	$(15)	$(144)
Canadian Dollar	519	(124)	(18)	(543)
Euro	238	8	(7)	(74)
Malaysian Ringgit	130	3	79	(16)
Mexican Peso	191	41	39	142
Russian Ruble	(16)	(23)	(56)	(225)
Other currencies, net	304	140	308	339
Total (gain) loss	$1,355	$(9)	$330	$(521)

Interest Expense

Interest expense for the three months ended June 30, 2012 and 2011 was $2.2 million and $2.5 million, respectively.  Interest expense for the six months ended June 30, 2012 and 2011 was $4.4 million and $4.9 million, respectively.

Income Tax Expense

The effective tax rates for the three months ended June 30, 2012 and 2011 were 24.3% and 26.7%, respectively.  The effective tax rates for the six months ended June 30, 2012 and 2011 were 24.6% and 20.5%, respectively.

Included in the six months ended June 30, 2011 is the reversal of $10.4 million in tax liabilities provided over the period of 2007-2010 as a result of audits of prior year returns offset by $3.7 million in other discrete items. The change in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		% Change
	2012	2011	2012/2011
Revenue:	(Unaudited)
Reservoir Description	$126,462	$118,758	6%
Production Enhancement	99,547	88,787	12%
Reservoir Management	20,997	18,240	15%
Consolidated	$247,006	$225,785	9%
Operating income (loss):
Reservoir Description	$38,076	$26,629	43%
Production Enhancement	29,564	24,500	21%
Reservoir Management	7,113	7,307	(3)%
Corporate and Other[1]	(2,627)	(633)	NM
Consolidated	$72,126	$57,803	25%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

	Six Months Ended June 30,		% Change
	2012	2011	2012/2011
Revenue:	(Unaudited)
Reservoir Description	$242,568	$226,379	7%
Production Enhancement	196,280	170,885	15%
Reservoir Management	42,349	35,254	20%
Consolidated	$481,197	$432,518	11%
Operating income (loss):
Reservoir Description	$70,491	$53,067	33%
Production Enhancement	63,095	47,762	32%
Reservoir Management	15,028	13,971	8%
Corporate and Other[1]	(2,582)	(498)	NM
Consolidated	$146,032	$114,302	28%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 6%, or $7.7 million, to $126.5 million in the second quarter of 2012, compared to $118.8 million in the second quarter of 2011.  For the six months ended June 30, 2012, revenues increased 7%, or $16.2 million, to $242.6 million, compared to $226.4 million in the same period of 2011.  This segment’s operations, which focus on international crude-oil related products, continued to benefit from large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Iraq, Kuwait, and the United Arab Emirates.

Operating income in the second quarter of 2012 increased by 43%, or $11.4 million, to $38.1 million compared to $26.6 million for the second quarter of 2011.  Operating income for the six months ended June 30, 2012 increased by 33%, or $17.4 million, to $70.5 million compared to $53.1 million for the same period of 2011.  Operating margin for the quarter ended June 30, 2012 was 30%, compared to 22% for the same period in 2011. This increase is a result of the reduction of staff during the latter part of 2011 resulting in a lower cost structure in 2012.

Production Enhancement

Revenue from the Production Enhancement segment increased by 12%, or $10.8 million, to $99.5 million in the second quarter of 2012 compared to $88.8 million in the second quarter of 2011. Revenues increased by 15%, or $25.4 million, to $196.3 million for the six months ended June 30, 2012, compared to $170.9 million in the same period of 2011. The revenue increase was primarily due to demand for our stimulation diagnostic services both for fracture diagnostics in North America and flood diagnostics internationally.

Operating income in the second quarter of 2012 increased by 21%, or $5.1 million, to $29.6 million from $24.5 million for the second quarter of 2011.  For the six months ended June 30, 2012, operating income increased by 32%, to $63.1 million over the same period of 2011.  Operating margins increased to 30% in the second quarter of 2012 from 28% for the same period in 2011.  The increase in operating income from 2011 to 2012 was primarily driven by increased revenue from services related to our proprietary and patented diagnostic technologies, such as SpectraChem® Plus+, SpectraScan®, ZeroWash®, our HERO™ line of perforating charges and gun systems and our HTD-Blast™ perforating system, which is used for the perforation of extended-reach horizontal wells in non-conventional reservoirs.

Reservoir Management

Revenue from the Reservoir Management segment increased by 15% to $21.0 million in the second quarter of 2012 compared to $18.2 million for the second quarter of 2011.  Revenues for the six months ended June 30, 2012 increased by 20% to $42.3 million compared to $35.3 million for the same period of 2011.  The increase in revenue was due to ongoing interest in several of our existing multi-client reservoir studies such as the Tight Oil Reservoirs of the Midland Basin study and the Eagle Ford Shale study along with studies of African east coast reservoirs potentials.

                                                                    Return to Index

Operating income in the second quarter of 2012 decreased 3% to $7.1 million from $7.3 million for the second quarter of 2011. For the six months ended June 30, 2012, operating income was $15.0 million compared to $14.0 million for the same period of 2011. Operating margins decreased to 34% in the second quarter of 2012 compared to 40% for the same period in 2011. The higher margin in the second quarter of 2011 was a result of increased participation in completed projects.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,		% Change
	2012	2011	2012/2011
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$100,894	$97,954	3%
Less: cash paid for capital expenditures	14,894	11,984	24%
Free cash flow	$86,000	$85,970	—%

Free cash flow for the first six months of 2012 was unchanged when compared to the same period in 2011 as the increase in net income for the period was offset by decreases in current and long-term liabilities. In addition, capital expenditures were higher in the first six months of 2012 compared to the same period in 2011.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2012 and 2011 (in thousands):

	Six Months Ended June 30,		% Change
	2012	2011	2012/2011
Cash provided by/(used in):	(Unaudited)
Operating activities	$100,894	$97,954	3%
Investing activities	(14,754)	(12,304)	20%
Financing activities	(92,064)	(194,969)	(53)%
Net change in cash and cash equivalents	$(5,924)	$(109,319)	(95)%

The increase in cash flows from operating activities for the first six months of 2012 compared to the same period in 2011 was primarily attributable to increased net income offset by decreases in current and long-term liabilities.

Cash flows used in investing activities were higher during 2012 when compared to 2011 primarily due to an increase in capital expenditures of $14.9 million and $12.0 million for the six month periods ended June 30, 2012 and 2011, respectively.

                                                                    Return to Index

The decrease in cash flows used in financing activities for the first six months of 2012 when compared to the same period in 2011 was due to a decrease of $57.8 million in the amount used for settlement of warrants, a decrease of $1.9 million in the amount paid for the repurchase of our common shares, and a decrease of $45.7 million in the amount of net debt reduction. In the first six months of 2011, we settled warrants in the amount of $57.8 million. All of these warrants were settled during 2011. During the first six months of 2012, we repurchased 403,383 shares for an aggregate price of $50.2 million compared to 574,174 shares for an aggregate price of $52.1 million during the same period in 2011. In the first six months of 2012 and 2011, our debt decreased by a net of $18.7 million and $64.5 million, respectively.

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at June 30, 2012. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit and performance guarantees and bonds which totaled $16.0 million at June 30, 2012, resulting in an available borrowing capacity under the Credit Facility of $228.0 million.  In addition to those items under the Credit Facility, we had $24.9 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2012.

The terms of the Credit Facility and the Senior Notes require us to meet certain financial and operational covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We were in compliance with all such covenants at June 30, 2012, and expect to remain in compliance for the foreseeable future.  Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

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

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (4)
April 30, 2012 (1)	117,404	$131.59	117,404	3,332,434
May 31, 2012 (2)	41,527	131.77	41,527	3,336,599
June 30, 2012 (3)	140,173	116.64	140,173	3,232,726
Total	299,104	$124.61	299,104

(1) Contains 10,611 shares valued at approximately $1.4 million, or $131.61 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in April 2012.
(2) Contains 11,527 shares valued at approximately $1.6 million, or $136.62 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in May 2012.
(3) Contains 10,173 shares valued at approximately $1.2 million, or $115.90 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in June 2012.
(4) In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital for a period of 18 months.  This authorization was renewed at subsequent annual or special shareholder meetings.  At our annual shareholders’ meeting on May 16, 2012, our shareholders authorized an extension to repurchase 10% of our issued share capital through November 16, 2013. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

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

CORE LABORATORIES N.V.

Date:	July 20, 2012	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index