Form 10-Q
period 2012-09-30
CORE LABORATORIES N V
filed 2012-10-19
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 18, 2012 was 46,657,774.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$24,658	$29,332
Accounts receivable, net of allowance for doubtful accounts of $4,044 and $3,762 at 2012 and 2011, respectively	180,398	170,805
Inventories	53,807	53,214
Prepaid expenses and other current assets	42,267	33,197
TOTAL CURRENT ASSETS	301,130	286,548
PROPERTY, PLANT AND EQUIPMENT, net	125,697	115,295
INTANGIBLES, net	8,458	8,221
GOODWILL	163,337	162,787
DEFERRED TAX ASSETS, net	12,172	13,662
OTHER ASSETS	27,738	24,360
TOTAL ASSETS	$638,532	$610,873
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,778	$57,639
Accrued payroll and related costs	30,180	34,028
Taxes other than payroll and income	8,490	8,566
Unearned revenue	12,833	19,154
Income tax payable	6,512	6,527
Short-term debt and capital lease obligations	45	2,344
Other accrued expenses	15,044	14,937
TOTAL CURRENT LIABILITIES	118,882	143,195
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	213,044	223,075
DEFERRED COMPENSATION	27,971	24,117
DEFERRED TAX LIABILITIES, net	5,334	5,531
OTHER LONG-TERM LIABILITIES	36,469	33,300
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 47,899,584 issued and 47,100,374 outstanding at 2012 and 49,037,806 issued and 47,629,472 outstanding at 2011	1,233	1,262
Additional paid-in capital	1,762	2,126
Retained earnings	326,058	283,660
Accumulated other comprehensive income (loss)	(1,699)	(1,739)
Treasury shares (at cost), 799,210 at 2012 and 1,408,334 at 2011	(94,380)	(107,406)
Total Core Laboratories N.V. shareholders' equity	232,974	177,903
Non-controlling interests	3,858	3,752
TOTAL EQUITY	236,832	181,655
TOTAL LIABILITIES AND EQUITY	$638,532	$610,873

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2012	2011
	(Unaudited)
REVENUE:
Services	$174,465	$160,542
Product sales	70,963	70,802
Total revenue	245,428	231,344
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	102,935	99,770
Cost of product sales, exclusive of depreciation expense shown below	52,406	50,542
General and administrative expenses, exclusive of depreciation expense shown below	10,504	11,182
Depreciation	6,170	5,460
Amortization	289	278
Other (income) expense, net	(2,256)	548
OPERATING INCOME	75,380	63,564
Loss on exchange of Senior Exchangeable Notes	—	31
Interest expense	2,160	3,825
Income before income tax expense	73,220	59,708
Income tax expense	18,671	14,599
Net income	54,549	45,109
Net income (loss) attributable to non-controlling interests	146	242
Net income attributable to Core Laboratories N.V.	$54,403	$44,867
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.15	$0.96
Diluted earnings per share attributable to Core Laboratories N.V.	$1.14	$0.93
Cash dividends per share	$0.28	$0.25
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,232	46,606
Diluted	47,528	48,030

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
REVENUE:
Services	$512,883	$458,875
Product sales	213,742	204,987
Total revenue	726,625	663,862
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	304,871	295,112
Cost of product sales, exclusive of depreciation expense shown below	155,990	144,223
General and administrative expenses, exclusive of depreciation expense shown below	30,883	30,463
Depreciation	16,554	16,507
Amortization	865	867
Other (income) expense, net	(3,950)	(1,176)
OPERATING INCOME	221,412	177,866
Loss on exchange of Senior Exchangeable Notes	—	870
Interest expense	6,528	8,684
Income before income tax expense	214,884	168,312
Income tax expense	53,454	36,827
Net income	161,430	131,485
Net income (loss) attributable to non-controlling interests	160	(123)
Net income attributable to Core Laboratories N.V.	$161,270	$131,608
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$3.40	$2.87
Diluted earnings per share attributable to Core Laboratories N.V.	$3.38	$2.71
Cash dividends per share	$0.84	$0.75
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,436	45,930
Diluted	47,754	48,634

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$54,549	$45,109	$161,430	$131,485
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(21)	(21)	(65)	(65)
Amortization to net income of prior service cost	39	39	119	119
Amortization to net income of net loss	—	84	—	252
Income taxes on pension and other postretirement benefit plans	(5)	(26)	(14)	(78)
Comprehensive income	54,562	45,185	161,470	131,713
Comprehensive income (loss) attributable to non-controlling interests	146	242	160	(123)
Comprehensive income attributable to Core Laboratories N.V.	$54,416	$44,943	$161,310	$131,836

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$161,430	$131,485
Adjustments to reconcile net income to net cash provided by operating activities:
Net (recovery) provision for doubtful accounts	614	(105)
Provisions for inventory obsolescence	303	483
Equity in earnings of affiliates	(481)	(190)
Dividends received from investments	31	—
Stock-based compensation	13,503	13,341
Depreciation and amortization	17,419	17,374
Non-cash interest expense	360	5,841
(Gain) loss on sale of assets	(383)	(416)
(Gain) on insurance recovery	(101)	(779)
Loss on exchange of Senior Exchangeable Notes	—	870
Realization of pension obligation	40	228
(Increase) decrease in value of life insurance policies	(1,659)	(93)
Deferred income taxes	(811)	(9,928)
Changes in assets and liabilities:
Accounts receivable	(12,395)	707
Inventories	(896)	(14,204)
Prepaid expenses and other current assets	(8,916)	703
Other assets	51	1,692
Accounts payable	(11,975)	1,370
Accrued expenses	(3,284)	(6,124)
Unearned revenue	(6,321)	(1,269)
Other long-term liabilities	5,621	5,843
Net cash provided by operating activities	152,150	146,829
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,154)	(18,203)
Patents and other intangibles	(1,096)	(177)
Business acquisitions, net of cash acquired	(556)	(21,000)
Cash (advanced)/settled for acquisition	2,188	—
Proceeds from sale of assets	499	683
Proceeds from insurance recovery	101	884
Premiums on life insurance	(1,727)	(1,661)
Net cash used in investing activities	(24,745)	(39,474)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(53,330)	(229,467)
Proceeds from debt	41,000	313,000
Stock options exercised	5	295
Excess tax benefits from stock-based compensation	3,479	2,315
Debt financing costs	(7)	(1,997)
Settlement of warrants	—	(219,451)
Non-controlling interests - contributions	—	1,193
Non-controlling interests - dividends	—	(251)
Dividends paid	(39,876)	(34,356)
Repurchase of common shares	(83,350)	(55,495)
Net cash used in financing activities	(132,079)	(224,214)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,674)	(116,859)
CASH AND CASH EQUIVALENTS, beginning of period	29,332	133,880
CASH AND CASH EQUIVALENTS, end of period	$24,658	$17,021
The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for the periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three and nine months ended September 30, 2012 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2012.

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

Additionally, revision adjustments were made between Services Revenue and Product Sales Revenue and between Cost of Services and Cost of Product Sales in the Consolidated Statements of Operations for 2011 which did not affect total revenues, operating income or net income for the period.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
	(Unaudited)
Finished goods	$39,875	$32,604
Parts and materials	12,030	18,004
Work in progress	1,902	2,606
Total inventories	$53,807	$53,214

We include freight costs incurred for shipping inventory to customers in the Cost of product sales line of the Consolidated Statements of Operations.

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

In 2011, we acquired a business providing additional manufacturing capacity for our Canadian operations for $18.8 million in cash. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition, resulting in an increase to goodwill of $8.6 million and an increase of $0.5

                                                                    Return to Index

million in intangible assets. In 2012, a post-closing adjustment was recorded that increased the purchase price and goodwill by $0.6 million. The acquisition was recorded in the Production Enhancement business segment.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	September 30, 2012	December 31, 2011
	(Unaudited)
Senior notes	150,000	150,000
Credit facility	63,000	73,000
Capital lease obligations	89	132
Financing of corporate insurance	—	2,287
Total debt	213,089	225,419
Less - current maturities of long-term debt and capital lease obligations	45	2,344
Long-term debt and capital lease obligations, net	$213,044	$223,075

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at September 30, 2012. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $17.0 million at September 30, 2012, resulting in an available borrowing capacity under the Credit Facility of $220.0 million.  In addition to those items under the Credit Facility, we had $26.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2012.

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

The estimated fair value of total debt at September 30, 2012 and December 31, 2011 approximated the book value of total debt. The fair value was estimated using Level 2 inputs including rates on similar debt recently issued by our peer group.

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

The following table summarizes the components of net periodic pension cost under this plan for the three and nine months ended September 30, 2012 and 2011 (in thousands):

                                                                    Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Service cost	$273	$340	$845	$1,027
Interest cost	409	438	1,262	1,324
Expected return on plan assets	(292)	(204)	(902)	(616)
Amortization of transition asset	(21)	(21)	(65)	(65)
Amortization of prior service cost	39	39	119	119
Amortization of net loss	—	84	—	252
Net periodic pension cost	$408	$676	$1,259	$2,041

During the nine months ended September 30, 2012, we contributed approximately $1.6 million, as determined by the insurance company, to fund the estimated 2012 premiums on investment contracts held by the Dutch Plan.

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

On a recurring basis, we use the market approach to value certain assets and liabilities at fair value at quoted prices in an active market (Level 1) and certain assets and liabilities using significant other observable inputs (Level 2) with the assistance of a third party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expenses in the Consolidated Statements of Operations.  The following table summarizes the fair value balances (in thousands):

(Unaudited)		Fair Value Measurement at
		September 30, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets	$12,043	$—	$12,043	$—
Liabilities:
Deferred compensation plan	$18,276	$2,965	$15,311	$—

		Fair Value Measurement at
		December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets	$9,934	$—	$9,934	$—
Liabilities:
Deferred compensation plan	$15,141	$3,086	$12,055	$—

6. COMMITMENTS AND CONTINGENCIES

                                                                    Return to Index

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

7.  EQUITY

During the three months ended September 30, 2012, we repurchased 283,513 of our common shares for $33.2 million. Included in this total were rights to 3,513 shares valued at $0.4 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the nine months ended September 30, 2012, we repurchased 686,896 of our common shares for $83.4 million. Included in this total were rights to 42,103 shares valued at $5.3 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

At the annual meeting of shareholders on May 16, 2012, the shareholders approved the cancellation of 1,138,224 shares of our common stock then held as treasury stock. These treasury shares were cancelled on August 1, 2012, after the expiration of the waiting period required under Dutch law. In accordance with ASC 505-30-30-8, we charge the excess of the cost of the treasury stock over its par value to additional paid-in capital. If additional paid-in capital is not sufficient for this charge, the remainder is charged directly to retained earnings.

In February, May, and August 2012, we paid a quarterly dividend of $0.28 per share of common stock.  In addition, on October 9, 2012, we declared a quarterly dividend of $0.28 per share of common stock for shareholders of record on October 19, 2012 and payable on November 20, 2012.

The following table summarizes our changes in equity for the nine months ended September 30, 2012 (in thousands):

(Unaudited)	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interests	Total Equity
December 31, 2011	$1,262	$2,126	$283,660	$(1,739)	$(107,406)	$3,752	$181,655
Stock options exercised	—	(60)	—	—	65	—	5
Stock based-awards	—	3,785	—	—	9,718	—	13,503
Tax benefit of stock-based awards issued	—	3,479	—	—	—	—	3,479
Repurchase of common shares	—	—	—	—	(83,350)	—	(83,350)
Dividends paid	—	—	(39,876)	—	—	—	(39,876)
Cancellation of common shares	(29)	(7,568)	(78,996)	—	86,593	—	—
Non-controlling interests write-off	—	—	—	—	—	(54)	(54)
Amortization of deferred pension costs, net of tax	—	—	—	40	—	—	40
Net income (loss)	—	—	161,270	—	—	160	161,430

September 30, 2012	$1,233	$1,762	$326,058	$(1,699)	$(94,380)	$3,858	$236,832

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

                                                                    Return to Index

	September 30, 2012	December 31, 2011
	(Unaudited)
Prior service cost	$(645)	$(734)
Transition asset	210	259
Unrecognized net actuarial loss	(1,264)	(1,264)
Total accumulated other comprehensive income (loss)	$(1,699)	$(1,739)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	47,232	46,606	47,436	45,930
Effect of dilutive securities:
Stock options	11	12	12	20
Contingent shares	136	80	128	69
Restricted stock and other	149	249	178	266
Senior exchangeable notes	—	1,083	—	1,144
Warrants	—	—	—	1,205
Weighted average diluted common and potential common shares outstanding	47,528	48,030	47,754	48,634

In 2006, we issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Exchangeable Notes") which were exchangeable into shares of Core Laboratories N.V. common stock under certain circumstances. Included in the table above are 1,083,000 shares which were added to the share count for the three months ended September 30, 2011, and 1,144,000 shares which were added to the share count for the nine months ended September 30, 2011.  These shares were included in calculating the impact to our dilutive earnings per share for the three and nine months ended September 30, 2011. All of the Exchangeable Notes were exchanged or reached maturity in 2011.

In 2006, we sold warrants that gave the holders the right to acquire our common shares. Included in the table above are 1,205,000 shares which were added to the share count for the nine months ended September 30, 2011, because the average share price exceeded the strike price of the warrants.  These shares were included in calculating the impact to our dilutive earnings per share for the nine months ended September 30, 2011. The warrants were fully settled in 2011.

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

                                                                    Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$(70)	$(278)	$(383)	$(416)
Foreign exchange (gain) loss	(610)	1,522	(280)	1,001
Rents and royalties	(214)	(440)	(809)	(1,273)
(Gain) loss on insurance recovery	(1,023)	—	(4,490)	(779)
Legal entity realignment	—	—	1,860	711
NYSE Euronext Amsterdam listing	—	—	923	—
Other, net	(339)	(256)	(771)	(420)
Total other (income) expense, net	$(2,256)	$548	$(3,950)	$(1,176)

During the second quarter of 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the NYSE Euronext Amsterdam Stock Exchange.

As a result of a supply disruption in 2011 from a key vendor that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy which was fully settled during 2012 for $4.4 million. We recorded a gain of $3.4 million in the first quarter of 2012 for the initial payment and a gain of $1.0 million in the third quarter of 2012 when the claim was settled and closed.

As a result of reaching a settlement on a fire damage claim we filed in 2010, we recorded insurance recovery gains of $0.1 million and $0.8 million for the nine months ended September 30, 2012 and 2011.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Australian Dollar	$47	$206	$32	$62
British Pound	(127)	10	(68)	(37)
Canadian Dollar	(581)	1,125	(599)	582
Euro	(59)	172	(66)	98
Malaysian Ringgit	(33)	123	46	107
Mexican Peso	(179)	(161)	(140)	(19)
Russian Ruble	164	(202)	108	(427)
Other currencies, net	158	249	407	635
Total (gain) loss	$(610)	$1,522	$(280)	$1,001

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2012 and 2011 were 25.5% and 24.5%, respectively.  The effective tax rates for the year-to-date 2012 and 2011 were 24.9% and 21.9%, respectively.

Included in the nine months ended September 30, 2011 is the reversal of $10.4 million in tax liabilities provided over the period of 2007-2010 as a result of audits of prior year returns offset by $6.0 million in other discrete items. The change in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

11.  SEGMENT REPORTING

We operate our business in three reportable segments:  (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management.  These business segments provide different services and utilize different technologies.

                                                                    Return to Index

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2012
Revenues from unaffiliated customers	$124,156	$100,871	$20,401	$—	$245,428
Inter-segment revenues	638	972	295	(1,905)	—
Segment operating income (loss)	36,780	32,339	6,029	232	75,380
Total assets (at end of period)	289,830	247,907	28,194	72,601	638,532
Capital expenditures	4,448	1,882	290	2,640	9,260
Depreciation and amortization	3,557	1,874	188	840	6,459
Three Months Ended September 30, 2011
Revenues from unaffiliated customers	$119,853	$97,407	$14,084	$—	$231,344
Inter-segment revenues	446	232	377	(1,055)	—
Segment operating income (loss)	28,780	30,728	3,502	554	63,564
Total assets (at end of period)	267,425	235,152	16,211	44,113	562,901
Capital expenditures	2,940	2,410	204	665	6,219
Depreciation and amortization	3,521	1,563	164	490	5,738
Nine Months Ended September 30, 2012
Revenues from unaffiliated customers	$366,724	$297,151	$62,750	$—	$726,625
Inter-segment revenues	1,934	2,055	1,099	(5,088)	—
Segment operating income (loss)	107,271	95,434	21,057	(2,350)	221,412
Total assets	289,830	247,907	28,194	72,601	638,532
Capital expenditures	10,594	6,150	730	6,680	24,154
Depreciation and amortization	10,549	4,374	530	1,966	17,419
Nine Months Ended September 30, 2011
Revenues from unaffiliated customers	$346,232	$268,292	$49,338	$—	$663,862
Inter-segment revenues	1,262	897	1,331	(3,490)	—
Segment operating income (loss)	81,847	78,490	17,473	56	177,866
Total assets	267,425	235,152	16,211	44,113	562,901
Capital expenditures	10,322	5,713	595	1,573	18,203
Depreciation and amortization	10,520	4,780	513	1,561	17,374
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04 relating to fair value measurement (FASB ASC Topic 820), which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International

                                                                    Return to Index

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

In December 2011, the FASB issued ASU 2011-12, which defers changes in Update 2011-05 that relate to the presentation of reclassification of adjustments for entities that report items of other comprehensive income. This pronouncement is effective at the same time as ASU 2011-05 for fiscal years beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In July 2012, the FASB issued ASU 012-02, relating to testing intangible assets and long-lived assets for impairment (FASB ASC Topic 350), which amends current guidance to simplify how entities test indefinite-lived intangible assets for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test described in Topic 350. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning September 15, 2012. The adoption of this pronouncement will not have a material effect on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2012 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the "2011 Annual Report").

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
•availability of services and materials for our clients to grow their capital expenditures; and
•availability of materials and equipment from key suppliers
•cyber attacks on our network that disrupt operations or result in lost critical data.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2011 Annual Report and in Part II of this document, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

Outlook

We continue our efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines.  We believe our market presence provides us a unique opportunity to service clients who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent activity levels, we believe that the current level of activities, workflows, and operating margins within North America will remain similar to third quarter levels, while international activity continues moderate increases during the remainder of 2012.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

                                                                    Return to Index

(Unaudited)	Three Months Ended September 30,				% Change
	2012		2011		2012/2011
REVENUE:
Services	$174,465	71%	$160,542	69%	9%
Product sales	70,963	29%	70,802	31%	—%
Total revenue	245,428	100%	231,344	100%	6%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	102,935	59%	99,770	62%	3%
Cost of product sales, exclusive of depreciation expense shown below*	52,406	74%	50,542	71%	4%
Total cost of services and product sales	155,341	63%	150,312	65%	3%
General and administrative expenses	10,504	4%	11,182	5%	(6)%
Depreciation and amortization	6,459	3%	5,738	2%	13%
Other (income) expense, net	(2,256)	(1)%	548	—%	(512)%
Operating income	75,380	31%	63,564	27%	19%
Loss on exchange of Senior Exchangeable Notes	—	—%	31	—%	(100)%
Interest expense	2,160	1%	3,825	2%	(44)%
Income before income tax expense	73,220	30%	59,708	26%	23%
Income tax expense	18,671	8%	14,599	6%	28%
Net income	54,549	22%	45,109	19%	21%
Net income (loss) attributable to non-controlling interests	146	—%	242	—%	(40)%
Net income attributable to Core Laboratories N.V.	$54,403	22%	$44,867	19%	21%
* Percentage based on applicable revenue rather than total revenue

                                                                    Return to Index

(Unaudited)	Nine Months Ended September 30,				% Change
	2012		2011		2012/2011
REVENUE:
Services	$512,883	71%	$458,875	69%	12%
Product sales	213,742	29%	204,987	31%	4%
Total revenue	726,625	100%	663,862	100%	9%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	304,871	59%	295,112	64%	3%
Cost of product sales, exclusive of depreciation expense shown below*	155,990	73%	144,223	70%	8%
Total cost of services and product sales	460,861	63%	439,335	66%	5%
General and administrative expenses	30,883	4%	30,463	5%	1%
Depreciation and amortization	17,419	2%	17,374	3%	—%
Other (income), net	(3,950)	(1)%	(1,176)	—%	236%
Operating income	221,412	30%	177,866	27%	24%
Loss on exchange of Senior Exchangeable Notes	—	—%	870	—%	(100)%
Interest expense	6,528	1%	8,684	1%	(25)%
Income before income tax expense	214,884	30%	168,312	25%	28%
Income tax expense	53,454	7%	36,827	6%	45%
Net income	161,430	22%	131,485	20%	23%
Net income (loss) attributable to non-controlling interests	160	—%	(123)	—%	(230)%
Net income attributable to Core Laboratories N.V.	$161,270	22%	$131,608	20%	23%
* Percentage based on applicable revenue rather than total revenue

Operating Results for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011 (unaudited)

Services Revenue

Services revenue increased to $174.5 million for the third quarter of 2012, up 9% when compared to $160.5 million for the third quarter of 2011.  For the nine months ended September 30, 2012, services revenue increased to $512.9 million, up 12% when compared to $458.9 million for the same period of 2011.  The increase in services revenue was primarily due to our continued focus on worldwide crude-oil related and large natural gas for liquefaction projects, especially those related to the development of deepwater fields offshore West and East Africa, the eastern Mediterranean, and the Gulf of Mexico.

Product Sales Revenue

Revenue associated with product sales was up slightly to $71.0 million for the third quarter of 2012, compared to $70.8 million for the third quarter of 2011. For the nine months ended September 30, 2012, product sales revenues increased to $213.7 million, up 4% from $205.0 million for the same period of 2011 despite declining drilling activity in North America. Land rig count declined by 6% in the U.S. during the third quarter of 2012 while the Canadian rig count is 30% below prior year levels.

Cost of Services

Cost of services expressed as a percentage of services revenue was 59% for the quarter ended September 30, 2012, an improvement from 62% in the same period in 2011. For the nine months ended September 30, 2012, cost of services expressed as a percentage of services revenue was 59%, an improvement when compared to 64% in the same period in 2011. The margin improvement is a result of higher sales, including a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

Cost of Product Sales

                                                                    Return to Index

Cost of product sales expressed as a percentage of product sales revenue was 74% for the quarter ended September 30, 2012, up from 71% during the same period in 2011. For the nine months ended September 30, 2012, cost of product sales expressed as a percentage of product sales revenue was 73%, up from 70% during the same period in 2011. The cost of raw materials, especially specialty steel, increased substantially in the second half of 2011 which increased our cost of sales in 2012 as these raw materials are converted to finished goods and sold.

General and Administrative Expenses

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were $10.5 million for the third quarter of 2012, which represents 4% of revenue, a decrease from the third quarter of 2011 when general and administrative expenses represented 5% of revenue. For the nine months ended September 30, 2012, general and administrative expenses were $30.9 million, which represents 4% of revenue, a decrease from 5% of revenue for the same period of 2011.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.5 million for the third quarter of 2012 compared to $5.7 million in the third quarter of 2011, reflecting the timing of capital expenditures in 2012. For the nine months ended September 30, 2012, depreciation and amortization expense was $17.4 million compared to $17.4 million in the same period of 2011.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$(70)	$(278)	$(383)	$(416)
Foreign exchange (gain) loss	(610)	1,522	(280)	1,001
Rents and royalties	(214)	(440)	(809)	(1,273)
(Gain) loss on insurance recovery	(1,023)	—	(4,490)	(779)
Legal entity realignment	—	—	1,860	711
NYSE Euronext Amsterdam listing	—	—	923	—
Other, net	(339)	(256)	(771)	(420)
Total other (income) expense, net	$(2,256)	$548	$(3,950)	$(1,176)

During the second quarter of 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the NYSE Euronext Amsterdam Stock Exchange.

As a result of a supply disruption in 2011 from a key vendor that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy which was fully settled during 2012 for $4.4 million. We recorded a gain of $3.4 million in the first quarter of 2012 for the initial payment and a gain of $1.0 million in the third quarter of 2012 when the claim was settled and closed.

As a result of reaching a settlement on a fire damage claim we filed in 2010, we recorded insurance recovery gains of $0.1 million and $0.8 million for the nine months ended September 30, 2012 and 2011, respectively.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

                                                                    Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Australian Dollar	$47	$206	$32	$62
British Pound	(127)	10	(68)	(37)
Canadian Dollar	(581)	1,125	(599)	582
Euro	(59)	172	(66)	98
Malaysian Ringgit	(33)	123	46	107
Mexican Peso	(179)	(161)	(140)	(19)
Russian Ruble	164	(202)	108	(427)
Other currencies, net	158	249	407	635
Total (gain) loss	$(610)	$1,522	$(280)	$1,001

Interest Expense

Interest expense for the three months ended September 30, 2012 and 2011 was $2.2 million and $3.8 million, respectively.  Interest expense for the nine months ended September 30, 2012 and 2011 was $6.5 million and $8.7 million, respectively.

Our Exchangeable Notes were fully repaid during the fourth quarter of 2011 and were replaced by our $150 million Senior Notes (the "Senior Notes") which carry a lower interest expense.

Income Tax Expense

The effective tax rates for the three months ended September 30, 2012 and 2011 were 25.5% and 24.5%, respectively.  The effective tax rates for the nine months ended September 30, 2012 and 2011 were 24.9% and 21.9%, respectively.

Included in the three and nine months ended September 30, 2011 is the reversal of $10.4 million in tax liabilities provided over the period of 2007-2010 as a result of audits of prior year returns offset by $6.0 million in other discrete items. The change in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		% Change
	2012	2011	2012/2011
Revenue:	(Unaudited)
Reservoir Description	$124,156	$119,853	4%
Production Enhancement	100,871	97,407	4%
Reservoir Management	20,401	14,084	45%
Consolidated	$245,428	$231,344	6%
Operating income (loss):
Reservoir Description	$36,780	$28,780	28%
Production Enhancement	32,339	30,728	5%
Reservoir Management	6,029	3,502	72%
Corporate and Other[1]	232	554	NM
Consolidated	$75,380	$63,564	19%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

	Nine Months Ended September 30,		% Change
	2012	2011	2012/2011
Revenue:	(Unaudited)
Reservoir Description	$366,724	$346,232	6%
Production Enhancement	297,151	268,292	11%
Reservoir Management	62,750	49,338	27%
Consolidated	$726,625	$663,862	9%
Operating income (loss):
Reservoir Description	$107,271	$81,847	31%
Production Enhancement	95,434	78,490	22%
Reservoir Management	21,057	17,473	21%
Corporate and Other[1]	(2,350)	56	NM
Consolidated	$221,412	$177,866	24%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 4%, or $4.3 million, to $124.2 million in the third quarter of 2012, compared to $119.9 million in the third quarter of 2011.  For the nine months ended September 30, 2012, revenues increased 6%, or $20.5 million, to $366.7 million, compared to $346.2 million in the same period of 2011.  This segment’s operations, which focus on international crude-oil related products, continued to benefit from increased activity in large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Iraq, Kuwait, and the United Arab Emirates.

Operating income in the third quarter of 2012 increased by 28%, or $8.0 million, to $36.8 million compared to $28.8 million for the third quarter of 2011.  Operating income for the nine months ended September 30, 2012 increased by 31%, or $25.4 million, to $107.3 million compared to $81.8 million for the same period of 2011.  Operating margin for the quarter ended September 30, 2012 was 30%, compared to 24% for the same period in 2011. This increase is a result of higher sales, including a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

Production Enhancement

Revenue from the Production Enhancement segment increased by 4%, or $3.5 million, to $100.9 million in the third quarter of 2012 compared to $97.4 million in the third quarter of 2011. Revenues increased by 11%, or $28.9 million, to $297.2 million for the nine months ended September 30, 2012, compared to $268.3 million in the same period of 2011. The revenue increase was primarily due to demand for our stimulation diagnostic services both for fracture diagnostics in North America and flood diagnostics internationally.

Operating income in the third quarter of 2012 increased by 5%, or $1.6 million, to $32.3 million from $30.7 million for the third quarter of 2011.  For the nine months ended September 30, 2012, operating income increased by 22%, to $95.4 million over the same period of 2011.  Operating margins remained constant at 32% in the third quarter of 2012 compared to the same period in 2011.  The increase in operating income from 2011 to 2012 was primarily driven by increased demand for the company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies such as SpectraChem™, ZeroWash™, and SpectraFlood™ tracers in North America and internationally.

Reservoir Management

Revenue from the Reservoir Management segment increased by 45% to $20.4 million in the third quarter of 2012 compared to $14.1 million for the third quarter of 2011.  Revenues for the nine months ended September 30, 2012 increased by 27% to $62.8 million compared to $49.3 million for the same period of 2011.  The increase in revenue was due to ongoing interest in several of our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study.

Operating income in the third quarter of 2012 increased 72% to $6.0 million from $3.5 million for the third quarter of 2011.

                                                                    Return to Index

For the nine months ended September 30, 2012, operating income was $21.1 million compared to $17.5 million for the same period of 2011. Operating margins increased to 30% in the third quarter of 2012 compared to 25% for the same period in 2011. The higher margin in the third quarter of 2012 was primarily a result of increased revenue over a predominantly fixed cost structure.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,		% Change
	2012	2011	2012/2011
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$152,150	$146,829	4%
Less: cash paid for capital expenditures	24,154	18,203	33%
Free cash flow	$127,996	$128,626	—%

Free cash flow for the first nine months of 2012 was unchanged when compared to the same period in 2011 as the increase in net income for the period was offset by decreases in current and long-term liabilities. In addition, capital expenditures were higher in the first nine months of 2012 compared to the same period in 2011.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2012 and 2011 (in thousands):

	Nine Months Ended September 30,		% Change
	2012	2011	2012/2011
Cash provided by/(used in):	(Unaudited)
Operating activities	$152,150	$146,829	4%
Investing activities	(24,745)	(39,474)	(37)%
Financing activities	(132,079)	(224,214)	(41)%
Net change in cash and cash equivalents	$(4,674)	$(116,859)	(96)%

The increase in cash flows from operating activities for the first nine months of 2012 compared to the same period in 2011 was primarily attributable to increased net income offset by increases in current assets and decreases in current liabilities.

Cash flows used in investing activities were lower during 2012 when compared to 2011 primarily due to the $21 million acquisition in 2011, offset by an increase in capital expenditures of $24.2 million up from $18.2 million for the nine month periods ended September 30, 2012 and 2011, respectively.

                                                                    Return to Index

The decrease in cash flows used in financing activities for the first nine months of 2012 when compared to the same period in 2011 was due to decreases of $219.5 million in the amount used for settlement of warrants and $95.9 million in the amount of net debt reduction offset by an increase of $27.9 million in the amount paid for the repurchase of our common shares. In the first nine months of 2011, we settled warrants in the amount of $219.5 million. All of these warrants were settled during 2011. During the first nine months of 2012, we repurchased 686,896 shares for an aggregate price of $83.4 million compared to 604,972 shares for an aggregate price of $55.5 million during the same period in 2011. In the first nine months of 2012, we used $12.3 million of cash to reduce our net debt, as compared to receiving $83.5 million of cash during the first nine months of 2011 as a result of issuing the Senior Notes and increasing the drawings on our Credit Facility offset by the settlement of the Exchangeable Notes.

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at September 30, 2012. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $17.0 million at September 30, 2012, resulting in an available borrowing capacity under the Credit Facility of $220.0 million.  In addition to those items under the Credit Facility, we had $26.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2012.

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

                                                                    Return to Index

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

In December 2011, the FASB issued ASU 2011-12, which defers changes in Update 2011-05 that relate to the presentation of reclassification of adjustments for entities that report items of other comprehensive income. This pronouncement is effective at the same time as ASU 2011-05 for fiscal years beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning January 1, 2012. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In July 2012, the FASB issued ASU 012-02, relating to testing intangible assets and long-lived assets for impairment (FASB ASC Topic 350), which amends current guidance to simplify how entities test indefinite-lived intangible assets for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test described in Topic 350. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this pronouncement for our fiscal year beginning September 15, 2012. The adoption of this pronouncement will not have a material effect on our consolidated financial statements.

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

Disclosure Controls and Procedures
Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 of Consolidated Interim Financial Statements in Part I, Item 1.

Item 1(a).  Risk Factors

The statements in this section describe the known material risks to our business and should be considered carefully. The risk factor discussed below is in addition to the risk factors previously discussed in our 2011 Annual Report on Form 10-K.

Our operations are subject to the risk of cyber attacks that could have a material adverse effect on our consolidated results of operations and consolidated financial condition.

Our information technology systems are subject to possible breaches and other threats that could cause us harm. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by loss or damage of intellectual property, proprietary information, or customer data; interruption of business operations; or additional costs to prevent, respond to, or mitigate cyber security attacks. These risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)
July 31, 2012 (1)	122,427	$110.50	122,427	3,124,183
August 31, 2012 (2)	71,086	117.28	71,086	4,080,748
September 30, 2012	90,000	125.84	90,000	3,990,748
Total	283,513	$117.07	283,513

(1) Contains 2,427 shares valued at approximately $0.3 million, or $114.45 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in July 2012.
(2) Contains 1,086 shares valued at approximately $0.1 million, or $113.17 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in August 2012.
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

CORE LABORATORIES N.V.

Date:	October 19, 2012	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index