Form 10-K
period 2012-12-31
CORE LABORATORIES N V
filed 2013-02-19
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__ ________ ____ ____to _ ____ ____ ____ ____ ___

Commission File Number 001-14273
CORE LABORATORIES N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Herengracht 424
1017 BZ Amsterdam
The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (31-20) 420-3191

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, EUR 0.02 Par Value Per Share	New York Stock Exchange; NYSE Euronext Amsterdam

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2012, the number of common shares outstanding was 47,366,753. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $5,362,838,340.

As of February 14, 2013, the number of common shares outstanding was 46,226,001.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2013, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

This document (excluding exhibits) contains 70 pages.
The table of contents is set forth on the following page. The exhibit index begins on page 31.

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

PART I

ITEM 1. BUSINESS

General

Core Laboratories N.V. is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services to the oil and gas industry. These services and products are directed toward enabling our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 5,000 employees.

References to "Core Lab", the "Company", "we", "our", and similar phrases are used throughout this Annual Report on Form 10-K (this "Form 10-K") and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

Business Strategy

Our business strategy is to provide advanced technologies that improve reservoir performance by (i) continuing the development of proprietary technologies through client-driven research and development, (ii) expanding the services and products offered throughout our global network of offices and (iii) acquiring complementary technologies that add key technologies or market presence and enhance existing services and products.

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 71%, 69% and 72% of our revenue from operations for the years ended December 31, 2012, 2011 and 2010, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales accounted for approximately 29%, 31% and 28% of our revenue from operations for the years ended December 31, 2012, 2011 and 2010, respectively.

Our product sales backlog at December 31, 2012 was approximately $33.4 million compared to $25.9 million at December 31, 2011. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2012 will be completed in 2013.

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

Our PACKSCAN® patented technology is used as a tool to evaluate gravel pack effectiveness in an unconsolidated reservoir. PACKSCAN® measures the density changes in the area around the tool and is designed to observe the changes within the wellbore to verify the completeness of the gravel pack protection of the wellbore without any additional rig time.

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

Our Horizontal Time-Delayed Ballistics Actuated Sequential Transfer (HTD-BlastTM) perforating system is a technology useful for the effective and efficient perforation of extended-reach horizontal completions in the Bakken, Eagle Ford, and other shale formations. The HTD-BlastTM perforating system can be deployed via coiled tubing and it currently enables up to 10 perforating events, beginning at the farthest reaches, or toe regions, of extended-reach horizontal wells or up to 27 perforating events in vertical wellbores. The toe region is the most difficult section of an extended-reach well to effectively perforate and fracture stimulate. The HTD-BlastTM system significantly improves the potential for production from those sections. A proprietary, time-delayed detonating sequence allows the operator to position and perforate each of the discrete zones being completed in the toe-end of the wellbore. This efficiency, coupled with Core's effective SuperHERO Plus+™ perforating charges, results in superior perforations at a greatly reduced operating cost. Superior perforations then allow effective fracture stimulation programs that can maximize production from extended horizontal wells.

We have experienced technical services personnel to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site services in the completion of oil and gas wells. Our patented X-SPAN™ and GTX-SPAN™ casing patches are supported by our technical services personnel. These systems are capable of performing in high pressure oil and gas environments and are used to seal non-productive reservoir zones from the producing wellbore.

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

Marketing and Sales

We market and sell our services and products through a combination of sales representatives, technical seminars, trade shows and print advertising. Direct sales and marketing are carried out by our sales force, technical experts and operating managers, as well as by sales representatives and distributors in various markets where we do not have offices. Our Business Development group manages a Large Account Management Program to better serve our largest and most active clients by meeting with key personnel within their organizations to ensure the quality of our services and products are meeting their expectations and we are addressing any issues or needs in a timely manner.

Research and Development

The market for our services and products is characterized by changing technology and frequent product introduction. As a result, our success is dependent upon our ability to develop or acquire new services and products on a cost-effective basis and to introduce them into the marketplace in a timely manner. Many of our acquisitions have allowed us to obtain the benefits of the acquired company's research and development projects without the significant costs that would have been incurred if we had attempted to develop the services and products ourselves. We incur costs as part of internal research and development and these costs are charged to expense as incurred. We intend to continue committing financial resources and effort to the development and acquisition of new services and products. Over the years, we have made a number of technological advances, including the development of key technologies utilized in our operations. Substantially all of the new technologies have resulted from requests and guidance from our clients, particularly major oil companies.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 49%, 49% and 50% of our revenue from operations during the years ended December 31, 2012, 2011 and 2010, respectively. Not included in the foregoing percentages are significant levels of our revenue recorded in the U.S. that are sourced from projects on foreign oilfields.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not always able to eliminate our foreign currency exposure. We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our reported revenue by geographic region (in contrast to the location of the reservoirs) for the years ended December 31, 2012, 2011 and 2010:

Geographic Breakdown of Revenue
Environmental Regulation

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to protection of the environment and the manner in which chemicals and gases used in our analytical and manufacturing processes are handled and generated wastes are disposed. Consistent with our quality assurance and control principles, we have established proactive environmental policies for the management of these chemicals and gases as well as the handling and recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations, whether at the federal, provincial, regional, state or local levels, may require the acquisition of permits to conduct regulated activities, capital expenditures to limit or prevent emissions and discharges, and stringent practices to handle and dispose of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and even the issuance of injunctive relief. The trend in environmental regulation has been to place more restrictions and limitations on activities that may adversely affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could have a material adverse effect on our operations and financial position. For instance, the adoption of laws or implementation of regulations that have the effect of lowering the demand for carbon-based fuels could have a material adverse effect on our business. These laws or regulations could be adopted to address concerns about emissions of so-called "greenhouse gases" such as carbon dioxide and methane that some feel may result in global climate change or perceived threats to drinking water from hydraulic fracturing activities. Moreover, we depend on the demand for our services and products primarily from oil and natural gas exploration and production companies. Thus, any changes in environmental laws and regulations that result in more stringent and costly well drilling, construction, completion, development or production activities could impose additional and significant costs on, or delay or decrease the operational activity of those operators who are our customers, which also could have a material adverse effect on our business. For example, in the aftermath of the April 30, 2010 fire and explosion aboard the Deepwater Horizon drilling rig and resulting oil spill from the Macondo well operated by a third party in ultra-deep water in the U.S. Gulf of Mexico, there have been a series of regulatory initiatives developed and implemented by the U.S. Department of the Interior or its administering bureaus relating to offshore operational safety, permitting and certification standards that have had and may continue to have a significant impact on the pace of exploration and production activities by our customers in the Gulf of Mexico and that, in turn, may adversely affect the demand for our products and services to those offshore operators.

Our analytical and manufacturing processes involve the handling and use of numerous chemicals and gases as well as the generation of wastes. Spills or releases of these chemicals, gases, and wastes at our facilities or, whether by us or prior owners or operators, at offsite locations where we transport them for recycling or disposal could subject us to environmental liability, which may be strict, joint and several, as is applicable in the United States under such laws as the federal Comprehensive Environmental Response, Compensation and Liability Act and the federal Resource Conservation and Recovery Act, for the costs of cleaning up chemicals and wastes released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims against industry participants for personal injury and property damage allegedly caused by such spills or releases. As a result of such actions, we could be required to remove previously disposed wastes (including wastes disposed of or released by prior owners or operators), remediate environmental contamination (including contaminated groundwater), and undertake measures to prevent future contamination. We may not be able to recover some or any of these remedial or corrective costs from insurance. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

Our operations are also subject to stringent governmental laws and regulations, including the federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state laws in the United States, whose purpose is to protect the health and safety of workers. In the United States, the OSHA hazard communication standard and applicable community right-to-know regulations require that information is maintained concerning hazardous materials used or produced in our operations and that this information is provided to employees, state and local government authorities, and citizens. We believe that we are in substantial compliance with all applicable laws and regulations relating to worker health and safety.

Competition

The businesses in which we engage are competitive. Some of our competitors are divisions or subsidiaries of companies that are larger and have greater financial and other resources than we have. While no one company competes with us in all of our product and service lines, we face competition in these lines, primarily from independent regional companies and internal divisions of major integrated oil and gas companies. We compete in different product and service lines to various degrees on the basis of price, technical performance, availability, quality and technical support. Our ability to compete successfully depends on elements both within and outside of our control, including successful and timely development of new services and products, performance and quality, client service, pricing, industry trends and general economic trends.

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

Employees

As of December 31, 2012, we had approximately 5,000 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield services and products is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our services and products, which are summarized as:

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

The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for our oilfield services and products and downward pressure on the prices we charge. A significant downturn in the oil and gas industry could result in a reduction in demand for oilfield services and could adversely affect our operating results.

We depend on the results of our international operations, which expose us to risks inherent in doing business abroad.

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 49%, 49% and 50% of our revenue during the years ended December 31, 2012, 2011, and 2010, respectively. Not included in the foregoing percentages are significant levels of our revenues recorded in the U.S. that are sourced from projects on foreign oilfields. Our operations, and those of our clients, are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

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

Historically, economic downturn and political events have resulted in lower demand for our services and products in certain markets. The continuing instability in the Middle East and North Africa and the potential for activity from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. The global economy is highly influenced by public confidence in the geopolitical environment and the situation in the Middle East and North Africa continues to be highly fluid; therefore, we expect to experience heightened international risks.

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

The market for our services and products is characterized by changing technology and product introduction. As a result, our success is dependent upon our ability to develop or acquire new services and products on a cost-effective basis and to introduce them into the marketplace in a timely manner. While we intend to continue committing substantial financial resources and effort to the development of new services and products, we may not be able to successfully differentiate our services and products from those of our competitors. Our clients may not consider our proposed services and products to be of value to them; or if the proposed services and products are of a competitive nature, our clients may not view them as superior to our competitors' services and products. In addition, we may not be able to adapt to evolving markets and technologies, develop new products, or achieve and maintain technological advantages.

If we are unable to continue developing competitive products in a timely manner in response to changes in technology, our businesses and operating results may be materially and adversely affected. In addition, continuing development of new products inherently carries the risk of inventory obsolescence with respect to our older products.

If we are unable to obtain patents, licenses and other intellectual property rights covering our services and products, our operating results may be adversely affected.

Our success depends, in part, on our ability to obtain patents, licenses and other intellectual property rights covering our services and products. To that end, we have obtained certain patents and intend to continue to seek patents on some of our inventions, services and products. While we have patented some of our key technologies, we do not patent all of our proprietary technology, even when regarded as patentable. The process of seeking patent protection can be long and expensive. There can be no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. In addition, effective copyright and trade secret protection may be unavailable or limited in certain countries. Litigation, which could demand significant financial and management resources, may be necessary to enforce our patents or other intellectual property rights. Also, there can be no assurance that we can obtain licenses or other rights to necessary intellectual property on acceptable terms.

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

We are subject to a variety of environmental and worker, health and safety laws and regulations, which may result in increased costs and significant liability to our business.

We are subject to a variety of stringent governmental laws and regulations both in the United States and abroad relating to protection of the environment, worker health and safety and the use and storage of chemicals and gases used in our analytical and manufacturing processes and the discharge and disposal of wastes generated by those processes. Certain of these laws and regulations may impose joint and several, strict liability for environmental liabilities, such as the remediation of historical contamination or recent spills, and failure to comply with such laws and regulations could result in the assessment of damages, fines and penalties, the imposition of remedial or corrective action obligations or the suspension or cessation of some or all of our operations. These stringent laws and regulations could require us to acquire permits or other authorizations to conduct regulated activities, install and maintain costly equipment and pollution control technologies, impose specific health and safety standards addressing work protection, or to incur costs or liabilities to mitigate or remediate pollution conditions caused by our operations or attributable to former owners or operators. If we fail to control the use, or adequately restrict the emission or discharge, of hazardous substances or wastes, we could be subject to future material liabilities including remedial obligations. In addition, public interest in the protection of the environment has increased dramatically in recent years with governmental authorities imposing more stringent and restrictive requirements. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

For example, in the United States, the federal Congress has, from time to time, considered legislation that could be introduced and adopted in the current session of Congress, in which event such adopted laws or any implementing regulations could adversely affect our business, financial condition and results of operations. This legislation could include or arise from the following:

▪
Climate Change. Congress has from time to time considered legislation to reduce emissions of greenhouse gases (“GHGs”), primarily through the establishment of a cap-and-trade plan for GHGs, but no such legislation has been adopted by Congress. It is not possible at this time to predict whether or when Congress may introduce and adopt climate change legislation or whether such legislation may require a cap-and-trade plan for GHGs or impose a carbon tax on the emission of GHGs. In addition, based on determinations made by the U.S. Environmental Protection Agency (“EPA”) in December 2009 that emissions of GHGs present a danger to public health and the environment, the EPA adopted regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that requires certain construction and operating permit reviews for GHG emissions from certain large stationary sources. Also, the EPA adopted rules requiring the monitoring and reporting of GHGs from certain sources, including, among others, onshore and offshore oil and natural gas production facilities, and almost one-half of the states already have taken legal measures to reduce emissions of GHGs, primarily through the planned development of GHG emission inventories and/or regional GHG cap-and-trade programs. Adoption and implementation of laws and regulations limiting emissions of GHGs from our equipment or operations could require us to incur costs to comply with such requirements and also could adversely affect demand for the production of oil and natural gas by our customers and thus reduce demand for the services we provide to the oil and natural gas industry.

▪
Hydraulic Fracturing. From time to time, legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act, as amended ("SDWA") and to require disclosure of the chemicals used in the hydraulic fracturing process, which disclosed information could be proprietary in nature. At the state level, a growing number of states have adopted and other states are considering legal requirements that could impose more stringent permitting, disclosure, and/or well construction requirements on hydraulic fracturing activities. Moreover, the EPA has asserted federal regulatory authority under the SDWA over hydraulic fracturing involving diesel fuel. While it is not possible at this time to predict whether or when Congress may introduce and adopt legislation restricting hydraulic fracturing activities under the SDWA or other regulatory mechanisms, if new or more stringent federal, state, or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where our oil and natural gas exploration and production customers operate, those customers could incur significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our services and products. Although Core Laboratories is not a hydraulic fracturing company, it does supply and utilize chemicals during such processes for reservoir diagnostic purposes. In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA is conducting a study of the potential environmental effects of hydraulic fracturing on drinking water and groundwater, with a first progress report outlining work currently underway by the agency released on December 21, 2012 and a final draft report drawing conclusions about the potential impacts of hydraulic fracturing on drinking water resources expected to be available for public comment and peer review by 2014. The EPA has also announced plans to develop effluent limitations for the treatment and discharge of wastewater resulting from hydraulic fracturing activities by 2014. The White House Council on Environmental Quality is coordinating an administration-wide review of hydraulic fracturing practices. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the federal SDWA or other regulatory mechanisms, which events could delay or curtail production of oil and natural gas by our exploration and production customers and thus reduce demand for our business.

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

No assurance can be given that we will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service and repay our indebtedness or to fund our other liquidity needs. If we are unable to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure that any refinancing or debt restructuring would be possible or, if possible, would be completed on favorable or acceptable terms, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on acceptable terms. Disruptions in the capital and credit markets could adversely affect our ability to refinance our indebtedness, including our ability to borrow under our existing revolving credit facility ("Credit Facility"). Banks that are party to our existing Credit Facility may not be able to meet their funding commitments to us if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

Because we are a Netherlands company, it may be difficult for you to sue our supervisory directors or us and it may not be possible to obtain or enforce judgments against us.

Although we are a Netherlands company, our assets are located in a variety of countries. In addition, not all members of our supervisory board of directors are residents of the same countries as other supervisory directors. As a result, it may not be possible for you to effect service of process within certain countries upon our supervisory directors, or to enforce against our supervisory directors or use judgments of courts of certain countries predicated upon civil liabilities under a country's federal securities laws. Because there is no treaty between certain countries and The Netherlands providing for the reciprocal recognition and enforcement of judgments, some countries' judgments are not automatically enforceable in The Netherlands or in the United States, where the principal market for our shares is located. In addition, there is doubt as to whether a court in one country would impose civil liability on us or on the members of our supervisory board of directors in an original action brought against us or our supervisory directors in a court of competent jurisdiction in another country and predicated solely upon the federal securities laws of that other country.

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

New regulations related to conflict-free minerals may result in our incurring additional expenses and could limit the supply and increase the cost of certain metals used in our manufacturing processes.

In August 2012, the SEC issued their final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding mandatory disclosure and reporting requirements by public companies of their use of “conflict minerals” (tantalum, tin, tungsten and gold) originating in the Democratic Republic of Congo and adjoining countries. We will be required to conduct specified due diligence activities for the 2013 calendar year, and provide our first report in May 2014. We anticipate that fulfilling our compliance obligations with the rules may be both time consuming and potentially costly. The new rule could also affect sourcing at competitive prices and availability in sufficient quantities of certain of these conflict minerals used in the manufacture of the Company's products or in the provision of the Company's services. The number of suppliers who provide conflict-free minerals may be limited, which could have a material adverse effect on the Company's ability to purchase these products in the future. The costs of compliance, including those related to supply chain research, unexpected consequences to the Company's reputation, the limited number of suppliers, and possible changes in the sourcing of these minerals, could have a material adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 2.9 million square feet of space) in more than 50 countries. In these locations, we lease approximately 2.0 million square feet and own approximately 0.9 million square feet. We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Aberdeen, Scotland; Abu Dhabi, UAE; Calgary, Canada; Houston, Texas; Kuala Lumpur, Malaysia; and Rotterdam, The Netherlands. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have significant manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment. Our facilities are adequate for our current operations. However, expansion into new facilities or the replacement or modification of existing facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

See Note 11 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") and the NYSE Euronext Amsterdam Stock Exchange ("Euronext Amsterdam") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE and Euronext Amsterdam are set in the following table for the periods indicated.

	NYSE		Euronext Amsterdam (1)
	High	Low	High	Low
	In U.S. Dollars		In Euros
2012
Fourth Quarter	$123.51	$94.72	€93.00	€73.00
Third Quarter	$133.19	$104.31	€98.00	€88.00
Second Quarter	$143.21	$110.86	€111.95	€91.50
First Quarter	$133.85	$104.81	n/a	n/a
2011
Fourth Quarter	$120.33	$82.74	n/a	n/a
Third Quarter	$118.50	$87.75	n/a	n/a
Second Quarter	$112.10	$88.94	n/a	n/a
First Quarter	$104.40	$82.95	n/a	n/a

(1) Our common shares were admitted for trading on the Euronext Amsterdam on May 16, 2012

On February 14, 2013, the closing price, as quoted by the NYSE, was $134.00 per share and there were 46,226,001 common shares issued and outstanding held by approximately 176 record holders and approximately 51,648 beneficial holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In July 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.28 and $0.25 per share were paid each quarter of 2012 and 2011, respectively. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Standard & Poor's Oil & Gas Equipment and Services Index (which has been selected as our peer group) for the period beginning December 31, 2007 and ending December 31, 2012. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2007 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG CORE LABORATORIES, S&P 500 INDEX AND S&P OIL & GAS EQUIPMENT AND SERVICES INDEX

250
200
150
100
50
-
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Core Laboratories N.V.
Peer Group
S&P 500 Index

Share Repurchases in the Fourth Quarter of 2012

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2012:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (4)
October 31, 2012 (1)	547,746	$102.44	547,746	3,462,162
November 30, 2012 (2)	138,215	$100.38	138,215	3,324,672
December 31, 2012 (3)	208,212	$107.56	208,212	3,239,785
Total	894,173	$103.32	894,173

(1)	5,285 shares valued at $0.6 million, or $120.63 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(2)	220 shares valued at $21.8 thousand, or $98.87 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(3)	38,212 shares valued at $4.1 million, or $108.07 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(4)	During the quarter 143,210 treasury shares were distributed relating to stock-based awards and stock options.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 16, 2012, our shareholders authorized an extension until November 16, 2013 to purchase up to 10% of our issued share capital which may be used for any legal purpose. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2012, we have repurchased 34,704,191 shares for an aggregate purchase price of approximately $963.8 million, or an average price of $27.77 per share. At December 31, 2012, we held 1,550,173 shares in treasury and have the authority to repurchase 3,239,785 additional shares under our stock repurchase program as described in the preceding paragraph.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements each of which is included in this Form 10-K.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008 (3)
	(in thousands, except per share and other data)

Financial Statement Data:
Revenue	$981,080	$907,648	$794,653	$695,539	$780,836
Net income attributable to Core Laboratories N.V.	216,071	184,684	144,917	113,604	131,166
Working capital	156,397	143,353	69,967	284,129	139,955
Total assets	636,516	610,873	650,241	658,166	521,535
Long-term debt and capital lease obligations, including current maturities	234,073	225,419	147,543	209,112	194,568
Total equity	187,913	181,655	292,340	281,758	188,285
Earnings Per Share Information:
Net income attributable to Core Laboratories N.V.:
Basic	$4.58	$3.99	$3.23	$2.47	$2.85
Diluted	$4.54	$3.82	$3.00	$2.43	$2.74
Weighted average common shares outstanding:
Basic	47,211	46,286	44,830	45,939	46,017
Diluted	47,553	48,393	48,241	46,657	47,887
Cash dividends declared per share	$1.12	$1.00	$0.89	$0.575	$0.60
Other Data:
Current ratio (1)	2.1:1	2.0:1	1.2:1	3.7:1	2.5:1
Debt to capitalization ratio (2)	53%	52%	27%	34%	52%
________________

(1)	Current ratio is calculated as follows: current assets divided by current liabilities.

(2)	Debt to capitalization ratio is calculated as follows: debt divided by the sum of cash, debt and equity.

(3)	Results have been revised upon adoption of FASB Accounting Standards Codification 470-20.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Core Laboratories N.V. is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services and products to the oil and gas industry, primarily through customer relationships with many of the world's major, national and independent oil companies.

Our business units have been aggregated into three complementary segments:

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.

•
Production Enhancement: Includes services and products relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

•
Reservoir Management: Combines and integrates information from reservoir description and production enhancement services to increase production and improve recovery of oil and gas from our clients' reservoirs.

General Overview

We provide services and design and produce products which enable our clients to evaluate reservoir performance and increase oil and gas recovery from new and existing fields. These services and products are generally in higher demand when our clients are investing capital in their field development programs that are designed to increase productivity from existing fields or when exploring for new fields. Our clients' investment in capital expenditure programs tends to correlate over the longer term to oil and natural gas commodity prices. During periods of higher, stable prices, our clients generally invest more in capital expenditures and, during periods of lower or volatile commodity prices, they tend to invest less. Consequently, the level of capital expenditures by our clients impacts the demand for our services and products.

Natural gas prices have continued their decline since 2010 as a result of the increased production rates and total reserves in-place in the unconventional resource plays in North America. The increased well productivity has come as a result of, among other things, improved completion technologies used in many of the unconventional resource plays in North America. Pricing for natural gas weakened during this time period as a result of the oversupply of natural gas created within North America and was compounded by the continued weak demand for natural gas. The outlook continues to suggest that natural gas will remain in an oversupplied condition that will temper any recovery in North American oilfield activity in the near-term.

Crude oil prices remained flat in 2012 at $94.05 per barrel compared to an average price in 2011 of $94.87 per barrel after rising from $79.39 per barrel in 2010.

The following table summarizes the average worldwide, U.S., and Non-North American rig counts for the years ended December 31, 2012, 2011 and 2010, as well as the annual average spot price of a barrel of West Texas Intermediate crude, Europe Brent crude and an MMBtu of natural gas:

	2012	2011	2010

Baker Hughes Worldwide Average Rig Count (1)	3,518	3,465	2,985
Baker Hughes U.S. Average Rig Count (1)	1,919	1,875	1,541
Average Crude Oil Price per Barrel WTI (2)	$94.05	$94.87	$79.39
Average Crude Oil Price per Barrel Brent (3)	$111.63	$111.26	$79.61
Average Natural Gas Price per MMBtu (4)	$2.75	$4.00	$4.37

(1) Twelve month average rig count as reported by Baker Hughes Incorporated - Worldwide Rig Count.
(2) Average daily West Texas Intermediate crude spot price.
(3) Average daily Europe Brent crude spot price.
(4) Obtained from U.S. Department of Energy Natural Gas Weekly Update daily average of the Henry Hub spot price for the years December 31, 2012, 2011, and 2010.

Beginning in the third quarter of 2012, certain operators in North America reduced activity levels in response to lower commodity prices which had begun to impact their project economics. While the average U.S. rig count reported by Baker Hughes increased in 2012 over the average rig count in 2011, by the end of 2012 the active rigs working were less than the 2011 average rig count. This decrease in activity led to virtually no growth in North American oilfield services. Outside of the U.S., the rig count at the end of 2012 was slightly down versus the end of 2011, although activity in certain parts of the world such as West Africa, East Africa and the Asia Pacific region continued to exhibit some strength.

As a result of slow global economic growth from 2009 through 2012, in conjunction with flat-to-down commodity prices, our clients did not materially increase activity levels. In spite of this, our revenue increased more than 8% over 2011, with operating income increasing by more than 18%.

Results of Operations

Results of operations as a percentage of applicable revenue are as follows (dollars in thousands):

	2012		2011		2010		2012/ 2011	2011/ 2010
Revenue:							% Change
Services (1)	$693,895	70.7%	$621,752	68.5%	$568,220	71.5%	11.6%	9.4%
Product Sales (1)	287,185	29.3%	285,896	31.5%	226,433	28.5%	0.5%	26.3%
TOTAL REVENUE	981,080	100.0%	907,648	100.0%	794,653	100.0%	8.1%	14.2%
OPERATING EXPENSES:
Cost of services* (1) (2)	413,086	59.5%	395,303	63.6%	356,563	62.8%	4.5%	10.9%
Cost of product sales* (1) (2)	208,733	72.7%	198,066	69.3%	157,227	69.4%	5.4%	26.0%
Total cost of services and product sales	621,819	63.4%	593,369	65.4%	513,790	64.7%	4.8%	15.5%
General and administrative expenses (2)	43,185	4.4%	41,141	4.5%	33,029	4.2%	5.0%	24.6%
Depreciation and amortization	22,917	2.3%	23,303	2.6%	23,113	2.9%	(1.7)%	0.8%
Other (income) expense, net	(4,121)	(0.4)%	(919)	(0.1)%	(2,205)	(0.3)%	NM	NM
OPERATING INCOME	297,280	30.3%	250,754	27.6%	226,926	28.6%	18.6%	10.5%
Loss on early extinguishment of debt	—	—%	1,012	0.1%	1,939	0.2%	(100.0)%	(47.8)%
Interest expense	8,820	0.9%	10,900	1.2%	15,839	2.0%	(19.1)%	(31.2)%
Income before income tax expense	288,460	29.4%	238,842	26.3%	209,148	26.3%	20.8%	14.2%
Income tax expense	71,848	7.3%	54,198	6.0%	63,747	8.0%	32.6%	(15.0)%
Net income	216,612	22.1%	184,644	20.3%	145,401	18.3%	17.3%	27.0%
Net income attributable to non-controlling interest	541	0.1%	(40)	—%	484	0.1%	NM	NM
Net income attributable to Core Laboratories N.V.	$216,071	22.0%	$184,684	20.3%	$144,917	18.2%	17.0%	27.4%

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.
(1) Revision adjustments were made between Services Revenue and Product Sales Revenue and between Cost of Services and Cost of Product Sales in the Consolidated Statement of Operations for 2010 which did not affect total revenues, operating income, or net income for either period.

(2) Excludes depreciation

Operating Results for the Year Ended December 31, 2012 Compared to the Years Ended December 31, 2011 and 2010

We evaluate our operating results by analyzing revenue, operating income and net income margin (defined as net income divided by total revenue). Since we have a relatively fixed cost structure, increases in revenue generally translate into higher operating income results as well as net income margin percentages. Results for the years ended December 31, 2012, 2011 and 2010 are summarized in the following chart:

Services Revenue

Services revenue increased to $693.9 million for 2012 from $621.8 million for 2011 and $568.2 million for 2010. The increase in services revenue from 2011 to 2012 was primarily due to our continued focus on worldwide crude-oil related and large natural gas plays for liquefaction projects, especially those related to the development of deepwater fields offshore West and East Africa, eastern South America, the eastern Mediterranean, and the Gulf of Mexico. The increase in services revenue from 2010 to 2011 was primarily due to increases in reservoir rock and reservoir fluids phase-behavior studies. Our large scale core analyses and reservoir fluid projects continue to provide meaningful revenue streams in the Middle East, Asia-Pacific and off the coasts of Africa.

Product Sales Revenue

Product sales revenue increased to $287.2 million for 2012, from $285.9 million for 2011 and $226.4 million for 2010. The increase in revenue from 2011 to 2012 was due to greater market penetration of our patented and proprietary field flood and fracture diagnostics technologies despite the decline in drilling activity in North America. The increase in revenue from 2010 to 2011 was driven by increased demand for our specialized completion and recompletion technology products utilized in high-end multi-stage well completion and stimulation programs in areas such as the oil- and natural gas-shale plays in North America and in the major, giant, and super-giant fields in southern Iraq.

Cost of Services, excluding depreciation

Cost of services increased to $413.1 million for 2012 from $395.3 million for 2011 and $356.6 million for 2010. As a percentage of services revenue, cost of services decreased to 59.5% in 2012 from 63.6% in 2011 and 62.8% in 2010. The margin improvement is a result of higher sales, including a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

Cost of Product Sales, excluding depreciation

Cost of product sales increased to $208.7 million for 2012 from $198.1 million for 2011 and $157.2 million for 2010. As a percentage of product sales revenue, cost of sales increased to 72.7% for 2012 compared to 69.3% for 2011 and 69.4% for 2010. The cost of raw materials, especially specialty steel, increased substantially in the second half of 2011 which increased our cost of product sales in 2012 as these raw materials were converted to finished goods and sold. The decrease in cost of sales as a percentage of product sales revenue in 2011, as compared to 2010, was primarily due to the growing demand for our new technologies which led to an overall increase in sales, which improved absorption of our fixed cost structure.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were $43.2 million for 2012, which represents 4.4% of revenue, a slight decrease compared to 4.5% of revenue in 2011. General and administrative expenses as a percent of revenue were 4.2% in 2010.

Depreciation and Amortization Expense

Depreciation and amortization expense of $22.9 million decreased by $0.4 million in 2012 compared to 2011, after increasing by $0.2 million in 2011 compared to 2010.

Other Income, Net

The components of other income, net, were as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Gain on sale of assets	$(201)	$(487)	$(176)
Equity in income of affiliates	(646)	(274)	(376)
Loss on foreign exchange	142	1,800	1,032
Interest income	(319)	(138)	(249)
Rent and royalty income	(1,033)	(1,716)	(1,550)
Gain on insurance recovery	(4,490)	(1,014)	—
Legal entity realignment costs	1,860	711	—
NYSE Euronext Amsterdam listing costs	923	—	—
Other (gain) loss	(357)	199	(886)
Total other income, net	$(4,121)	$(919)	(2,205)

During 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the Euronext Amsterdam.

As a result of a supply disruption in 2011 from a key vendor that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy which was fully settled during 2012 for $4.4 million.

As a result of reaching a settlement on a property damage claim we filed in 2010, we recorded an insurance recovery gain of $1.0 million in 2011.

Loss on Early Extinguishment of Debt

In 2006, Core Laboratories LP, an entity 100% indirectly owned by Core Laboratories N.V., issued $300 million aggregate principal amount of Senior Exchangeable Notes (the "Exchangeable Notes") which were fully and unconditionally guaranteed by Core Laboratories N.V. and matured on October 31, 2011. During 2011, 156,301 Exchangeable Notes were extinguished resulting in a loss of $1.0 million. During 2010, 82,251 Exchangeable Notes were extinguished resulting in a loss of $1.9 million.

Interest Expense

Interest expense decreased by $2.1 million in 2012 compared to 2011. Our Exchangeable Notes were fully repaid during the fourth quarter of 2011 and have been replaced by our $150 million Senior Notes (the "Senior Notes") which carry a lower interest expense. In 2011, we entered into a $100 million interest rate hedge that resulted in a loss of $1.3 million which was recorded to interest expense.

Income Tax Expense

Income tax expense increased $17.7 million in 2012 compared to 2011 due primarily to the reversal in 2011 of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of concluded audits of prior year returns, differences between recently filed tax returns and the estimates included in our tax provisions and an increase in taxable income in 2012. Income tax expense decreased $9.5 million in 2011 compared to 2010 primarily due to the aforementioned benefit in 2011 of concluded audits. The effective tax rate was 24.9% for 2012, 22.7% for 2011 and 30.5% for 2010. The lower tax rate for 2011 was due primarily to the reversal of the tax liabilities noted above and was partially offset by changes in our estimate of unrecognized tax benefits in certain jurisdictions.

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.

 Segment Revenue

	For the Years Ended December 31,
(dollars in thousands)	2012	% Change	2011	% Change	2010

Reservoir Description	$495,529	5.5%	$469,775	10.3%	$425,829
Production Enhancement	403,792	8.7%	371,449	18.3%	313,956
Reservoir Management	81,759	23.1%	66,424	21.1%	54,868
Total Revenue	$981,080	8.1%	$907,648	14.2%	$794,653

Segment Operating Income

	For the Years Ended December 31,
(dollars in thousands)	2012	% Change	2011	% Change	2010

Reservoir Description	$144,502	24.3%	$116,244	9.5%	$106,179
Production Enhancement	128,602	14.2%	112,576	11.2%	101,241
Reservoir Management	26,428	20.7%	21,887	10.8%	19,759
Corporate and other (1)	(2,252)	NM (2)	47	NM (2)	(253)
Operating Income	$297,280	18.6%	$250,754	10.5%	$226,926

(1) “Corporate and other" represents those items that are not directly relating to a particular segment.
(2) "NM" means not meaningful.

Segment Operating Income Margins (1)

	For the Years Ended December 31,
	2012	2011	2010
	Margin	Margin	Margin
Reservoir Description	29.2%	24.7%	24.9%
Production Enhancement	31.8%	30.3%	32.2%
Reservoir Management	32.3%	33.0%	36.0%
Total Company	30.3%	27.6%	28.6%
(1) Calculated by dividing "Operating Income" by "Revenue."

Reservoir Description

Revenue for our Reservoir Description segment increased by 5.5% in 2012 compared to 2011, after increasing 10.3% in 2011 compared to 2010. During 2012, this segment's operations, which focus on international crude-oil related products, continued to benefit from large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the eastern Mediterranean region and the Middle East, including Iraq, Kuwait and the United Arab Emirates. During 2011, this segment's increased revenue was primarily due to the continued expansion of worldwide development projects particularly in West Africa, Asia Pacific, and the North Sea, as well as the North American oil- and gas-shale and liquid-rich plays in the Bakken, Eagle Ford, Marcellus, Muskwa and other active fields.

Operating income and operating margin both increased in 2012 from 2011. These increases are a result of higher sales, including a better mix of projects aimed at more complex reservoirs, over the fixed cost structure. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects. Operating income increased in 2011 compared to 2010 while operating margin fell slightly as a result of increased revenue driven by increased activity, offset by higher costs in certain operating areas due to charges in the second quarter of 2011 for restructuring and other personnel costs.

Production Enhancement

Revenue for our Production Enhancement segment increased by $32.3 million, or 8.7% in 2012 compared to 2011, primarily due to demand for our stimulation diagnostic services both for fracture diagnostics in North America and field flood diagnostics internationally. Revenue for our Production Enhancement segment increased 18.3% in 2011 compared to 2010, primarily due to an increased market share of our perforating charges and gun systems particularly in the North American markets relating to horizontal well developments of oil- and gas-shale reservoirs and for high margin completion and recompletion technologies used in the reworking of major, giant, and super-giant fields.

Operating income for this segment increased to $128.6 million in 2012 from $112.6 million in 2011, an increase of 14.2%. The increase in operating income in 2012 was primarily driven by increased demand for the Company's proprietary and patented hydraulic fracture and field flood diagnostic technologies such as SpectraChem® Plus, ZERO WASH® and SpectraFlood™ tracers in North America and internationally. Operating income for this segment increased to $112.6 million in 2011 from $101.2 million in 2010, an increase of 11.2%. The increase in operating income in 2011 was primarily driven by increased revenue from services related to our proprietary and patented diagnostic technologies, such as SpectraChem® Plus, SpectraScan®, ZERO WASH®, and our HERO® line of perforating charges and gun systems and our HTD Blast™ perforating system which is used for the perforation of extended-reach horizontal wells in unconventional reservoirs.

Reservoir Management

Revenue for our Reservoir Management segment increased 23.1% to $81.8 million in 2012 from $66.4 million in 2011 and $54.9 million in 2010. The increase in revenue in 2012 was due to ongoing interest in several of our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new industry project to evaluate the potential of the Pearsall shale, which underlies the shallow portions of the Eagle Ford in South Texas. The increase in revenue in 2011 was due to studies initiated in 2011 including the Avalon Shale Study and the Midland Basin Project.

Operating income for this segment increased to $26.4 million in 2012 compared to $21.9 million in 2011 and $19.8 million in 2010. The increase in operating income in 2012 as compared to 2011 was primarily a result of additional participants in our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies, and in the Marcellus, Niobrara, Wolfcamp and Eagle Ford plays. The increase in operating income in 2011 from 2010 was primarily related to increased interest in our consortium projects such as the Global Gas Shale Project, the Marcellus Shale Evaluation study and the Eagle Ford Shale study along with the continued participation in our North American Gas Shale Study and our new Worldwide Oil and Natural Gas Shale Reservoir Study.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures and our dividend and share repurchase programs. If necessary, we supplement this cash flow with borrowings under bank credit facilities to finance some capital expenditures and business acquisitions. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow, as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
Free Cash Flow Calculation	2012	2011	2010
Net cash provided by operating activities	$237,202	$204,126	$205,832
Less: cash paid for capital expenditures	(31,151)	(29,927)	(27,569)
Free cash flow	$206,051	$174,199	$178,263

The increase in free cash flow in 2012 compared to 2011 was primarily due to the increase in cash from operations.

The decrease in free cash flow in 2011 compared to 2010 was primarily due to an increase in inventory in preparation for an anticipated shortage of steel required for our products at the end of 2011 and to stock three new warehouses opened in 2011. Working capital was $156.4 million and $143.4 million at December 31, 2012 and 2011, respectively.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Cash provided by/(used in):
Operating activities	$237,202	$204,126	$205,832
Investing activities	(34,004)	(52,018)	(38,737)
Financing activities	(213,304)	(256,656)	(214,260)
Net change in cash and cash equivalents	$(10,106)	$(104,548)	$(47,165)

The increase in cash flow from operating activities in 2012 compared to 2011 was primarily attributable to increased net income. The decrease in cash flow from operating activities in 2011 compared to 2010 was primarily the result of an increase in inventory in preparation for an anticipated shortage of steel required for our products at the end of 2011 and to stock three new warehouses opened in 2011, partially off set by an increase in net income.

Cash flow used in investing activities decreased $18.0 million in 2012 over 2011. Cash flow used in investing activities increased $13.3 million in 2011 over 2010. The primary reason is the $18.8 million spent for an acquisition in 2011.

Cash flow used in financing activities in 2012 decreased $43.4 million compared to 2011. Cash flow used in financing activities in 2011 increased $42.4 million compared to 2010. During 2012, we spent $175.7 million to repurchase our common shares and $52.9 million to pay dividends, while in 2011, we spent $219.4 million to settle our warrants, $156.4 million to extinguish our Exchangeable Notes, $61.8 million to repurchase our common shares, and $46.0 million to pay dividends. During 2010, we spent $82.3 million to extinguish our Exchangeable Notes, $92.5 million to repurchase our common shares and $39.8 million to pay dividends.

During the year ended December 31, 2012, we repurchased 1,581,069 shares of our common stock for an aggregate amount of $175.7 million, or an average price of $111.15 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest, stock options that are exercised or to finance future acquisitions. Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 10% of our issued share capital in treasury. On May 16, 2012 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program until November 19, 2013 to purchase up to 10% of our issued share capital which may be used for any legal purpose. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $109.31 per share on December 31, 2012, an increase of over 2,612%.

Credit Facility and Available Future Liquidity

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

We maintain a revolving Credit Facility with an aggregate borrowing capacity of $300 million at December 31, 2012. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.5% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due on September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $17.0 million at December 31, 2012, resulting in an available borrowing capacity under the Credit Facility of $199.0 million. In addition to those items under the Credit Facility, we had $22.9 million of outstanding letters of credit and performance guarantees and bonds from other sources at December 31, 2012.

The terms of the Credit Facility and our Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In addition to our repayment commitments under our Credit Facility and our Senior Notes, we have capital lease obligations relating to the purchase of equipment, and non-cancellable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:

Debt (1)	$234,000	$—	$—	$84,000	$150,000
Capital leases	73	40	33	—	—
Operating leases	51,169	13,548	16,367	8,424	12,830
Pension (2)	1,583	1,583	—	—	—
Total contractual obligations	$286,825	$15,171	$16,400	$92,424	$162,830

(1) Not included in the above balances are anticipated cash payments for interest of $6.1 million a year for 2013-2021 and cash payments for interest of $3.1 million a year for 2022-2023 for a total of $61.1 million.

(2) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2012. Not included in the table above are uncertain tax positions of $10.3 million that we have accrued for at December 31, 2012, as the amounts and timing of payment, if any, are uncertain. See Footnote 9 Income Taxes in the Notes to the Consolidated Financial Statements for further detail of this amount.

At December 31, 2012, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $24.7 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2012. If unused, those carry-forwards which are subject to expiration may expire during the years 2012 through 2021. During 2012, $15 thousand of operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to be approximately $32 million in 2013 which will be used to fund our growth through the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients. In addition, we plan to continue to (i) repurchase our common shares on the open market through our share repurchase program, (ii) pay a dividend and/or (iii) acquire complementary technologies. Our ability to continue these initiatives depends on, among other things, market conditions and our ability to generate free cash flow.

Our ability to maintain and increase our operating income and cash flows is largely dependent upon continued investing activities. We are a Netherlands holding company and substantially all of our operations are conducted through subsidiaries. Consequently, our cash flow depends upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. We believe our future cash flows from operating activities, supplemented by our borrowing capacity under existing facilities and our ability to issue additional equity should be sufficient to meet our contractual obligations, capital expenditures, working capital needs, dividend payments, debt requirements and to finance future acquisitions.

Outlook

We continue our efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service clients who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. Based on recent developments, we believe that the current level of activities, workflows, and operating margins within the North America region will remain similar to that experienced in 2012, but we believe activity outside North America, particularly those relating to oil development projects, will grow moderately into 2013.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our dividend and share repurchase programs from a combination of cash on hand, cash flow from operating activities and available borrowings under our Credit Facility.

Critical Accounting Estimates

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP"). The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2012.

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2012 was $3.5 million compared to $3.8 million at December 31, 2011.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $7.2 million and $9.3 million at December 31, 2012 and 2011, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Long-Lived Assets, Intangibles and Goodwill

Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are capitalized while maintenance and repair costs are charged to expense as incurred. They are depreciated using the straight-line method based on their individual estimated useful lives, except for leasehold improvements, which are depreciated over the remaining lease term, if shorter. We estimate the useful lives and salvage values of our assets based on historical data of similar assets. When long-lived assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. These capitalized long-lived assets could become impaired if our operating plans or business environment changes.

Intangible assets, including patents, trademarks, and trade names, are carried at cost less accumulated amortization. Intangibles with determinable lives are amortized using the straight-line method based on the estimated useful life of the intangible. Intangibles with indeterminable lives, which consist primarily of corporate trade names, are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that impairment is possible.

We review our long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that their net book value may not be recovered over their remaining service lives. Indicators of possible impairment may include significant declines in activity levels in regions where specific assets or groups of assets are located, extended periods of idle use, declining revenue or cash flow or overall changes in general market conditions.

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets.

If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any impairment charges relating to our long-lived assets held for use during the years ended December 31, 2012, 2011 and 2010.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate a possible impairment.

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reporting units. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2012, 2011 and 2010.

We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

Obsolete Inventory

We forecast client demand, considering changes in technology which could result in obsolescence. Our valuation reserve for obsolete inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for obsolete inventory at December 31, 2012 was $3.3 million compared to $2.9 million at December 31, 2011. If we overestimate demand for inventory, it could result in a material adverse effect upon our financial position and results of operations.

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

Forward-Looking Statements

This Form 10-K and the documents incorporated in this Form 10-K by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate", "believe", "expect", "intend", "estimate", "project", "will", "should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. You are cautioned that actual results could differ materially from those anticipated in forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or current expectations of us or our management, are not guarantees of future performance and involve risks, uncertainties and assumptions about us and the industry in which we operate, including, among other things:

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

In July 2012, the FASB issued ASU 2012-02 which relates to testing indefinite-lived intangible assets for impairment (FASB ASC Topic 350), which amends current guidance to simplify how entities test non-goodwill indefinite-lived intangible assets for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test described in Topic 350. Under this amendment, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This pronouncement is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 with early adoption permitted. We adopted this pronouncement for our fiscal year beginning January 1, 2012. This pronouncement did not have a material effect on our consolidated financial statements.

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

Interest Rate Risk

From time to time, we are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2012, we had an outstanding balance of $84.0 million.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2012 and 2011 approximated the book value.

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes (a foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate). Foreign exchange gains and losses are the result of fluctuations in the U.S. dollar ("USD") against foreign currencies and are included in other (income) expense in the statements of operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency, as well as in countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency, as well as in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
(Gains) losses by currency	2012	2011	2010

Argentine Peso	$147	$113	$17
Australian Dollar	30	81	(135)
Angolan Kwanza	41	257	(58)
British Pound	(41)	163	390
Canadian Dollar	(415)	423	(711)
Euro	(62)	257	1,788
Malaysian Ringgit	70	187	(157)
Nigerian Naira	11	164	98
Venezuelan Bolivar	7	(108)	(267)
Other currencies, net	354	263	67
Total (gain) loss	$142	$1,800	1,032

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2013 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2012.

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

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date:	February 15, 2013	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 15th day of February, 2013.

Signature	Title

/s/ DAVID M. DEMSHUR	President, Chief Executive Officer,
David M. Demshur	Chairman and Supervisory Director

/s/ RICHARD L. BERGMARK	Executive Vice President,
Richard L. Bergmark	Chief Financial Officer and
Supervisory Director

/s/ C. BRIG MILLER	Vice President Finance, Treasurer and
C. Brig Miller	Chief Accounting Officer

/s/ JOSEPH R. PERNA	Supervisory Director
Joseph R. Perna

/s/ JAN WILLEM SODDERLAND	Supervisory Director
Jan Willem Sodderland

/s/ RENE R. JOYCE	Supervisory Director
Rene R. Joyce

/s/ MICHAEL C. KEARNEY	Supervisory Director
Michael C. Kearney

/s/ D. JOHN OGREN	Supervisory Director
D. John Ogren

/s/ MARGARET ANN VAN KEMPEN	Supervisory Director
Margaret Ann van Kempen

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 13, 2013

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In thousands, except share and per share data)

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,226	$29,332
Accounts receivable, net of allowance for doubtful accounts of $3,516 and $3,762 at 2012 and 2011, respectively	184,774	170,805
Inventories	49,265	53,214
Prepaid expenses	14,959	14,020
Income tax receivable	17,943	7,148
Other current assets	10,740	12,029
TOTAL CURRENT ASSETS	296,907	286,548
PROPERTY, PLANT AND EQUIPMENT, net	125,418	115,295
INTANGIBLES, net	8,721	8,221
GOODWILL	163,337	162,787
DEFERRED TAX ASSETS, net	13,224	13,662
OTHER ASSETS	28,909	24,360
TOTAL ASSETS	$636,516	$610,873
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,168	$57,639
Accrued payroll and related costs	34,919	34,028
Taxes other than payroll and income	11,787	8,566
Unearned revenues	13,868	19,154
Income taxes payable	9,542	6,527
Other accrued expenses	15,226	17,281
TOTAL CURRENT LIABILITIES	140,510	143,195
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	234,033	223,075
DEFERRED COMPENSATION	28,112	24,117
DEFERRED TAX LIABILITIES, net	6,777	5,531
OTHER LONG-TERM LIABILITIES	39,171	33,300
COMMITMENTS AND CONTINGENCIES
	—	—
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 47,899,584 issued and 46,349,411 outstanding at 2012 and 49,037,806 issued and 47,629,472 outstanding at 2011	1,233	1,262
Additional paid-in capital	—	2,126
Retained earnings	361,255	283,660
Accumulated other comprehensive income (loss)	(8,413)	(1,739)
Treasury shares (at cost), 1,550,173 at 2012 and 1,408,334 at 2011	(171,845)	(107,406)
Total Core Laboratories N.V. shareholders' equity	182,230	177,903
Non-controlling interest	5,683	3,752
TOTAL EQUITY	187,913	181,655
TOTAL LIABILITIES AND EQUITY	$636,516	$610,873
The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010

REVENUE:
Services	$693,895	$621,752	$568,220
Product sales	287,185	285,896	226,433
Total Revenue	981,080	907,648	794,653
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	413,086	395,303	356,563
Cost of product sales, exclusive of depreciation shown below	208,733	198,066	157,227
General and administrative expenses, exclusive of depreciation shown below	43,185	41,141	33,029
Depreciation	21,762	22,126	21,820
Amortization	1,155	1,177	1,293
Other (income) expense, net	(4,121)	(919)	(2,205)
OPERATING INCOME	297,280	250,754	226,926
Loss on exchange of Senior Exchangeable Notes	—	1,012	1,939
Interest expense	8,820	10,900	15,839
Income before income tax expense	288,460	238,842	209,148
Income tax expense	71,848	54,198	63,747
Net income	216,612	184,644	145,401
Net income (loss) attributable to non-controlling interest	541	(40)	484
Net income attributable to Core Laboratories N.V.	$216,071	$184,684	$144,917
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$4.58	$3.99	$3.23
Diluted earnings per share attributable to Core Laboratories N.V.	$4.54	$3.82	$3.00
Cash dividends per share	$1.12	$1.00	$0.89
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,211	46,286	44,830
Diluted	47,553	48,393	48,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010

Net income	$216,612	$184,644	$145,401
Pension and other postretirement benefit plans
Adjustment of unrecognized pension actuarial gain (loss)	(8,956)	5,591	(17)
Prior service cost
Amortization to net income of transition asset	(87)	(87)	(87)
Amortization to net income of prior service cost	159	159	159
Amortization to net income of net loss	—	326	378
Income taxes on pension and other postretirement benefit plans	2,210	(1,521)	(104)
Comprehensive income	209,938	189,112	145,730
Comprehensive income (loss) attributable to non-controlling interests	541	(40)	484
Comprehensive income attributable to Core Laboratories N.V.	$209,397	$189,152	$145,246

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2009	51,039,912	$1,316	$61,833	$469,454	$(6,536)	5,066,504	$(246,699)	$2,390	$281,758
Stock options exercised, net of capital taxes	—	—	(1,537)	—	—	(46,230)	1,883	—	346
Stock-based compensation, net of awards issued	—	—	1,424	(575)	—	(186,198)	7,668	—	8,517
Tax benefit of stock-based awards issued	—	—	967	—	—	—	—	—	967
Repurchases of common shares	—	—	—	—	—	1,493,017	(92,487)	—	(92,487)
Dividends paid	—	—	—	(39,791)	—	—	—	—	(39,791)
Cancellation of treasury shares	(1,300,000)	(33)	(33,744)	(17,733)	—	(1,300,000)	51,510	—	—
Equity component of short-term debt	—	—	(8,864)	—	—	—	—	—	(8,864)
Exchange of senior exchangeable notes	—	—	(19,965)	(19,281)	—	(808,367)	35,435	—	(3,811)
Non-controlling interest contributions	—	—	—	—	—	—	—	156	156
Non-controlling interest dividend	—	—	—	—	—	—	—	(181)	(181)
Other comprehensive income	—	—	—	—	329	—	—	—	329
Net income	—	—	—	144,917	—	—	—	484	145,401
BALANCE, December 31, 2010	49,739,912	$1,283	$114	$536,991	$(6,207)	4,218,726	$(242,690)	$2,849	$292,340

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2010	49,739,912	$1,283	$114	$536,991	$(6,207)	4,218,726	$(242,690)	$2,849	$292,340
Stock options exercised, net of capital taxes	—	—	(1,672)	—	—	(42,400)	1,969	—	297
Stock-based compensation, net of awards issued	—	—	9,588	(1,992)	—	(177,271)	9,569	—	17,165
Tax benefit of stock-based awards issued	—	—	2,559	—	—	—	—	—	2,559
Repurchases of common shares	—	—	—	—	—	669,649	(61,825)	—	(61,825)
Dividends paid	—	—	—	(46,027)	—	—	—	—	(46,027)
Cancellation of treasury shares	(702,106)	(21)	—	(40,894)	—	(702,106)	40,915	—	—
Equity component of short-term debt	—	—	8,864	—	—	—	—	—	8,864
Exchange of senior exchangeable notes	—	—	(13,603)	(90,192)	—	(1,851,869)	101,473	—	(2,322)
Settlement of Warrants	—	—	(3,724)	(258,910)	—	(706,395)	43,183	—	(219,451)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,194	1,194
Non-controlling interest dividend	—	—	—	—	—	—	—	(251)	(251)
Other comprehensive income	—	—	—	—	4,468	—	—	—	4,468
Net income (loss)	—	—	—	184,684	—	—	—	(40)	184,644
BALANCE, December 31, 2011	49,037,806	$1,262	$2,126	$283,660	$(1,739)	1,408,334	$(107,406)	$3,752	$181,655
Stock options exercised, net of capital taxes	—	—	(60)	—	—	(1,042)	65	—	5
Stock-based compensation, net of awards issued	—	—	276	(6,530)	—	(299,964)	24,635	—	18,381
Tax benefit of stock-based awards issued	—	—	5,226	—	—	—	—	—	5,226
Repurchases of common shares	—	—	—	—	—	1,581,069	(175,732)	—	(175,732)
Dividends paid	—	—	—	(52,950)	—	—	—	—	(52,950)
Cancellation of treasury shares	(1,138,224)	(29)	(7,568)	(78,996)	—	(1,138,224)	86,593	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	(110)	(110)
Non-controlling interest contribution	—	—	—	—	—	—	—	1,800	1,800
Non-controlling interest dividend	—	—	—	—	—	—	—	(300)	(300)
Other	2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	(6,674)	—	—	—	(6,674)
Net income (loss)	—	—	—	216,071	—	—	—	541	216,612
BALANCE, December 31, 2012	47,899,584	$1,233	$—	$361,255	$(8,413)	1,550,173	$(171,845)	$5,683	$187,913

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216,612	$184,644	$145,401
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of affiliates	(646)	(274)	(376)
Stock-based compensation	18,381	17,165	8,517
Depreciation and amortization	22,917	23,303	23,113
Non-cash interest expense	479	5,956	15,087
Loss on exchange of Senior Exchangeable Notes	—	1,012	1,939
Realization of pension obligation	(53)	303	137
(Increase) decrease in value of life insurance policies	(1,636)	285	(1,950)
Deferred income taxes	3,605	(6,549)	(10,135)
Other non-cash items	962	(695)	1,911
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,664)	(12,082)	(22,412)
Inventories	3,224	(16,033)	(2,438)
Prepaid expenses and other current assets	(12,904)	(1,228)	21,455
Other assets	426	680	(102)
Accounts payable	(3,672)	11,969	11,701
Accrued expenses	4,871	(13,754)	13,701
Other long-term liabilities	1,300	9,424	283
Net cash provided by operating activities	237,202	204,126	205,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,151)	(29,927)	(27,569)
Patents and other intangibles	(1,648)	(220)	(233)
Acquisitions, net of cash acquired	(556)	(18,821)	(9,000)
Cash in escrow	2,188	(2,179)	—
Investment in non-consolidated affiliates	(322)	—	—
Proceeds from sale of assets	667	900	669
Proceeds from insurance recovery	101	1,300	—
Premiums on life insurance	(3,283)	(3,071)	(2,604)
Net cash used in investing activities	(34,004)	(52,018)	(38,737)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(112,346)	(348,564)	(82,251)
Proceeds from debt borrowings	121,000	417,426	—
Stock options exercised	5	297	346
Excess tax benefits from stock-based payments	5,226	2,559	967
Debt financing costs	(7)	(2,014)	(1,019)
Settlement of warrants	—	(219,451)	—
Non-controlling interest - contributions	1,800	1,194	156
Non-controlling interest - dividend	(300)	(251)	(181)
Dividends paid	(52,950)	(46,027)	(39,791)
Repurchase of common shares	(175,732)	(61,825)	(92,487)
Net cash used in financing activities	(213,304)	(256,656)	(214,260)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(10,106)	(104,548)	(47,165)
CASH AND CASH EQUIVALENTS, beginning of year	29,332	133,880	181,045
CASH AND CASH EQUIVALENTS, end of year	$19,226	$29,332	$133,880

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
Supplemental disclosures of cash flow information:
Cash payments for interest	$7,352	$2,308	$566
Cash payments for income taxes	$85,660	$74,724	$57,259

Non-cash investing and financing activities:
Financed capital expenditures	$3,910	$1,273	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012

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

Our business units have been aggregated into three complementary segments which provide services and products for improving reservoir performance and increasing oil and gas recovery from new and existing fields: (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management. For a description of product types and services offered by these business segments, see Note 15 Segment Reporting.

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

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2012, 2011 and 2010. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific clients and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $3.5 million and $3.8 million at December 31, 2012 and 2011, respectively. The net carrying value of accounts receivable is considered to be representative of its respective fair value.

Inventories

Inventories consist of manufactured goods, materials and supplies used for sales or services to clients. Inventories are stated at the lower of cost or estimated net realizable value. Inventory costs are recorded at standard cost which approximates the first-in, first-out method.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised primarily of current deferred tax assets, prepaid insurance, value added taxes and prepaid rents.

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. Major renewals and improvements are capitalized while maintenance and repair costs are charged to expense as incurred. They are depreciated using the straight-line method based on their individual estimated useful lives, except for leasehold improvements, which are depreciated over the remaining lease term, if shorter. We estimate the useful lives and salvage values of our assets based on historical data as follows:

Buildings and leasehold improvements	3 - 40 years
Machinery and equipment	3 - 10 years

When long-lived assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. These capitalized long-lived assets could become impaired if our operating plans or business environment changes.

We review our long-lived assets, including definite-lived intangible assets, for impairment when events or changes in circumstances indicate that their net book value may not be recovered over their remaining service lives. Indicators of possible impairment may include significant declines in activity levels in regions where specific assets or groups of assets are located, extended periods of idle use, declining revenue or cash flow or overall changes in general market conditions.

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets.

If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any impairment charges relating to our long-lived assets held for use during the years ended December 31, 2012, 2011 or 2010.

Intangibles and Goodwill

Intangible assets, including patents, trademarks, and trade names, are carried at cost less accumulated amortization. Intangibles with determinable lives are amortized using the straight-line method based on the estimated useful life of the intangible. Intangibles with indeterminable lives, which consist primarily of corporate trade names, are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that impairment is possible.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate possible impairment.

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date, after excluding inter-company transactions and allocating corporate assets to the reporting units. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the Company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2012 and 2011.

We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

Other Assets

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

Other assets consisted of the following (in thousands):

	2012	2011

Cash surrender value of life insurance	$21,736	$17,663
Investments in unconsolidated affiliates	1,851	969
Debt issuance costs	2,125	2,597
Other	3,197	3,131
Total other assets	$28,909	$24,360

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

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2012, 2011 and 2010, other comprehensive income related to prior service costs and an unrecognized net actuarial gain and loss from a pension plan. See Note 10 Pensions and Other Postretirement Benefit Plans.

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Our foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenue and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2012, we incurred a net remeasurement loss of approximately $0.1 million primarily due to the strengthening of the USD against the Euro, the British Pound, and the Canadian Dollar, while in the year ended December 31, 2011, we incurred a net remeasurement loss of approximately $1.8 million, and a net remeasurement loss of approximately $1.0 million in the year ended December 31, 2010. These amounts were included in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations.

Pensions and Other Postretirement Benefits

We maintain a non-contributory defined benefit pension plan for substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. As required by current accounting standards, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost. The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates. Actual results could differ from those estimates. See Note 10 Pensions and Other Postretirement Benefit Plans. Furthermore, we sponsor several defined contribution plans for the benefit of our employees. We expense these contributions in the period the contribution is made.

Non-controlling Interests

We maintain non-controlling interests in several investment ventures and disclose such interests clearly as a portion of equity separate from the parent's equity. The amount of consolidated net income attributable to these non-controlling interests must also be clearly presented on the Consolidated Statements of Operations. In addition, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will be initially measured at fair value and recorded as a gain or loss.

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

	For the Years Ended December 31,
	2012	2011	2010
Weighted average basic common shares outstanding	47,211	46,286	44,830
Effect of dilutive securities:
Stock options	12	19	57
Performance shares	129	75	40
Restricted stock	201	255	585
Senior exchangeable notes	—	857	1,700
Warrants	—	901	1,029
Weighted average diluted common and potential common shares outstanding	47,553	48,393	48,241

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income for the years ended December 31, 2011 and 2010.

3. ACQUISITIONS

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

The acquisition of these entities did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

4. INVENTORIES

Inventories consisted of the following at December 31, 2012 and 2011 (in thousands):

	2012	2011

Finished goods	$38,572	$32,604
Parts and materials	8,818	18,004
Work in progress	1,875	2,606
Total inventories	$49,265	$53,214

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment were as follows at December 31, 2012 and 2011 (in thousands):

	2012	2011

Land	$6,791	$6,800
Building and leasehold improvements	91,593	81,628
Machinery and equipment	213,095	196,254
Total property, plant and equipment	311,479	284,682
Less - accumulated depreciation and amortization	(186,061)	(169,387)
Property, plant and equipment, net	$125,418	$115,295

6. INTANGIBLES

The components of intangibles as of December 31, 2012 and 2011 are as follows (in thousands):

		2012		2011
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	2-20	$1,518	$992	$1,781	$1,127
Acquired patents and trademarks	4-10	4,435	1,807	3,862	2,510
Agreements not to compete	3-5	3,286	1,975	4,578	2,625
Acquired trade names	20	544	183	662	292
Acquired trade names	Indefinite	3,895	—	3,892	—
Total intangibles		$13,678	$4,957	$14,775	$6,554

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2013	$1,132
2014	$1,210
2015	$560
2016	$538
2017	$538

7. GOODWILL

The changes in the carrying amount of goodwill for each reportable segment for the years ended December 31, 2012, 2011 and 2010 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2010	$80,932	$70,440	$2,845	$154,217
Goodwill acquired during the year	—	8,570	—	8,570
Balance at December 31, 2011	80,932	79,010	2,845	162,787
Goodwill acquired during the year	—	550	—	550
Balance at December 31, 2012	$80,932	$79,560	$2,845	$163,337

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at December 31, 2012 and 2011 is summarized in the following table (in thousands):

	December 31, 2012	December 31, 2011
Senior Notes	150,000	150,000
Credit Facility	84,000	73,000
Capital lease obligations	73	132
Other indebtedness	—	2,287
Total debt	234,073	225,419
Less - current maturities of long-term debt and capital lease obligations	40	2,344
Long-term debt and capital lease obligations, net	$234,033	$223,075

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

We maintain a revolving credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at December 31, 2012. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $17.0 million at December 31, 2012, resulting in an available borrowing capacity under the Credit Facility of $199.0 million. In addition to those items under the Credit Facility, we had $22.9 million of outstanding letters of credit and performance guarantees and bonds from other sources at December 31, 2012.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

The estimated fair value of total debt at December 31, 2012 and 2011 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

9. INCOME TAXES

The components of income before income tax expense for 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

United States	$135,992	$115,413	$86,985
Other countries	152,468	123,429	122,163
Income before income tax expense	$288,460	$238,842	$209,148

The components of income tax expense for 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010
Current:
United States	$42,934	$43,632	$38,704
Other countries	20,965	11,515	30,357
State and provincial	4,344	5,600	4,821
	68,243	60,747	73,882
Deferred:
United States	963	(8,905)	(9,699)
Other countries	2,677	2,892	100
State and provincial	(35)	(536)	(536)
Total deferred	3,605	(6,549)	(10,135)
Income tax expense	$71,848	$54,198	$63,747

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25%, 25% and 25.5% in 2012, 2011 and 2010, respectively, and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2012, 2011 and 2010 are as follows (in thousands):

	2012	2011	2010

Tax at The Netherlands income tax rate	$72,115	$59,711	$53,333
International earnings taxed at rates other than The Netherlands statutory rate	(864)	(241)	3,698
Non-deductible expenses	917	2,691	2,524
Change in valuation allowance	(2,099)	(1,279)	75
State and provincial taxes	2,895	3,166	2,597
Adjustments of prior year taxes	1,038	(17,229)	(389)
Adjustments of income tax reserves	(4,374)	7,050	4,093
Other	2,220	329	(2,184)
Income tax expense	$71,848	$54,198	$63,747

Included in Adjustments of prior year taxes in 2011 is the reversal of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of recently concluded audits of prior year returns. The remainder reflects adjustments between the tax accrual for prior year taxes and the tax liability reported in the filed tax returns.

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2012 and 2011 are summarized as follows (in thousands):

	2012	2011
Deferred tax assets:
Net operating loss carry-forwards	$5,866	$7,143
Tax credit carry-forwards	3,123	5,483
Reserves	13,497	9,804
Unrealized benefit plan loss	586	1,200
Other	5,419	9,857
	28,491	33,487
Valuation allowance	(7,243)	(9,342)
Net deferred tax asset	21,248	24,145
Deferred tax liabilities:
Intangibles	(1,751)	(2,174)
Property, plant and equipment	(5,540)	(3,203)
Other	(3,624)	(4,830)
Total deferred tax liabilities	(10,915)	(10,207)
Net deferred income taxes	$10,333	$13,938

	2012	2011

Current deferred tax assets	$8,024	$10,483
Current deferred tax liabilities	(4,138)	(4,676)
Long-term deferred tax assets	13,224	13,662
Long-term deferred tax liabilities	(6,777)	(5,531)
Total deferred tax assets (liabilities)	$10,333	$13,938

At December 31, 2012, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $24.7 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2012. If unused, those carry-forwards which are subject to expiration may expire during the years 2013 through 2022. At December 31, 2012, we maintained a valuation allowance of $5.5 million on our net operating loss carry-forwards. During 2012, $15 thousand of operating loss carry-forwards which carried a full valuation allowance expired unused.

Our senior exchangeable notes ("Exchangeable Notes") fully matured and were settled in 2011 which resulted in a reversal of the related deferred tax liability of $13.9 million that was established for the difference between the book and tax basis of the Exchangeable Notes.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 1999 through 2010 remain open for examination in various tax jurisdictions in which we operate.

During 2012, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010

Unrecognized tax benefits at January 1,	$14,027	$9,986	$8,324
Tax positions, current period	1,845	1,512	1,149
Tax positions, prior period	(3,293)	4,959	2,181
Settlements with taxing authorities	—	—	(555)
Lapse of applicable statute of limitations	(2,260)	(2,430)	(1,113)
Unrecognized tax benefits at December 31,	$10,319	$14,027	$9,986

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. For the years ended December 31, 2012, 2011 and 2010, we had approximately $1.5 million, $3.0 million and $2.9 million, respectively, accrued for the payment of interest and penalties.

During 2012, we recognized tax benefits of $5.2 million relating to tax deductions in excess of book expense for stock-based compensation awards. These tax benefits are recorded to Additional Paid-in Capital to the extent deductions reduce current taxable income as we are able to realize the tax benefits.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested. We fund the future obligations of the Dutch Plan by purchasing insurance contracts from a large multi-national insurance company. The insurance contracts are purchased annually and re-new after five years at which time they are replaced with new contracts that are adjusted to include changes in the benefit obligation for the current year and redemption of the expired contracts. We make annual premium payments to the insurance company based on each employee's age and current salary, and the contractual growth rate. We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2), which approximates the contract value of the investments.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$34,304	$30,888
Service cost	1,127	1,352
Interest cost	1,684	1,743
Benefits paid	(910)	(676)
Administrative expenses	(181)	(185)
Actuarial loss, net	10,009	2,021
Unrealized (gain) loss on foreign exchange	843	(839)
Projected benefit obligation at end of year	$46,876	$34,304

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$34,590	$26,022
Increase in plan asset value	2,267	8,157
Employer contributions	1,619	1,919
Benefits paid	(910)	(676)
Administrative expenses	(181)	(185)
Unrealized gain (loss) on foreign exchange	708	(647)
Fair value of plan assets at end of year	$38,093	$34,590

Over (under)-funded status of the plan at end of the year	$(8,783)	$286

Accumulated Benefit Obligation	$39,276	$28,998

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2012 and 2011:

	2012	2011
Weighted average assumed discount rate	3.60%	5.00%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2012 was decreased from 5.00% to 3.60%, consistent with a general decrease in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2012 and 2011 consist of (in thousands):

	2012	2011

Other assets	$—	$286
Deferred tax asset	268	1,200
Other long-term liabilities	8,783	—
Accumulated other comprehensive loss	(8,413)	(1,739)

Amounts recognized, net of tax, in Accumulated other comprehensive loss for the years ended December 31, 2012 and 2011 consist of (in thousands):

	2012	2011
Prior service cost	$(616)	$(734)
Transition asset	195	259
Unrecognized net actuarial loss and foreign exchange	(7,992)	(1,264)
Total Accumulated other comprehensive loss	$(8,413)	$(1,739)

Unrecognized amounts currently recorded to Accumulated other comprehensive loss that are expected to be recognized as components of next year's net pension benefit cost are $0.2 million of prior service cost, $0.1 million for the amortization of the transition asset and $0.5 million of unrecognized net actuarial loss.

The components of net periodic pension cost under this plan for the years ended December 31, 2012 and 2011 included (in thousands):

	2012	2011
Service cost	$1,127	$1,352
Interest cost	1,684	1,743
Expected return on plan assets	(1,214)	(752)
Unrecognized pension asset, net	(87)	(87)
Prior service cost	159	159
Unrecognized net actuarial loss	—	326
Net periodic pension cost	$1,669	$2,741

This net periodic pension cost was calculated using the following assumptions:

	2012	2011
Weighted average assumed discount rate	5.00%	5.40%
Expected long-term rate of return on plan assets	3.40%	5.40%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2012 and 2011 consisted of insurance contracts with returns equal to the contractual rate, which are comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the weighted-average contractual rates for each contract. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2013 minimum funding requirements are expected to be approximately $1.6 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan. Expected benefit payments under this plan for the next five years are as follows (in thousands):

2013	$1,066
2014	$1,164
2015	$1,182
2016	$1,301
2017	$1,504
Succeeding five years	$8,720

Defined Contribution Plans

We maintain five defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in Canada, The Netherlands, Puerto Rico, the United Kingdom and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the Defined Contribution Plans. For the years ended December 31, 2012, 2011 and 2010, we expensed approximately $6.2 million, $5.7 million and $4.6 million, respectively, for our contributions and our additional discretionary contributions to the Defined Contribution Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees and an outside director. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for these deferred compensation contracts in 2012, 2011 and 2010 was approximately $1.3 million, $1.3 million and $1.2 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets within life insurance policies, and carried on the balance sheet at fair value. A participant's plan benefits include the participant's deferrals, the vested portion of the employer's contributions, and deemed investment gains and losses on such amounts. The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination. Employer contributions to the Deferred Compensation Plan were $0.3 million, $0.3 million and $0.2 million of the years ended December 31, 2012, 2011 and 2010, respectively.

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

		Fair Value Measurement at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$12,654	—	$12,654	—

Liabilities:
Deferred compensation plan	$18,579	$2,667	$15,912	—

		Fair Value Measurement at December 31, 2011
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$9,934	$—	$9,934	$—

Liabilities:
Deferred compensation plan	$15,141	$3,086	$12,055	$—
(1) Trust assets consist of the cash surrender value of life insurance policies and are intended to fund the deferred compensation agreements.

11. COMMITMENTS AND CONTINGENCIES

We have been and may from time to time be named as a defendant in legal actions that arise in the ordinary course of business. These include, but are not limited to, employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with the provision of our services and products. Management does not currently believe that any of our pending claims or disputes will have a material effect on our future results of operations, financial position or cash flow.

In 1998, we entered into employment agreements with our three senior executive officers that provide for severance benefits. The present value of the long-term liability recorded for the benefits due upon severing the employment of these employees is approximately $7.1 million at December 31, 2012.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancellable operating leases at December 31, 2012, consist of the following (in thousands):

2013	$13,548
2014	9,544
2015	6,823
2016	4,806
2017	3,618
Thereafter	12,830
Total commitments	$51,169

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $21.6 million, $20.9 million and $18.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

12. EQUITY

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 16, 2012, our shareholders authorized an extension to repurchase up to 10% of our issued share capital through November 19, 2013 which may be used for any legal purpose. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. From the activation of the share repurchase program on October 29, 2002 through December 31, 2012, we have repurchased 34,704,191 shares for an aggregate purchase price of approximately $963.8 million, or an average price of $27.77 per share and have canceled 28,675,824 shares with an historical cost of $552.8 million. At December 31, 2012, we held 1,550,173 shares in treasury and with the authority to repurchase 3,239,785 additional shares under our stock repurchase program. The past cancellation of shares had also been approved by shareholders at prior shareholder meetings. Subsequent to year end, we have repurchased 128,710 shares at a total cost of approximately $15.8 million.

At the annual meeting of shareholders on May 16, 2012, the shareholders approved the cancellation of 1,138,224 shares of our common stock then held as treasury shares. These treasury shares were canceled on September 2, 2012, after the expiration of the waiting period required under Dutch law. In accordance with FASB Accounting Standards Codification ("ASC") 505-30-30-8, we charge the excess of the cost of the treasury stock over its par value to additional paid-in capital. If additional paid-in-capital is not sufficient for this charge, the remainder is charged directly to Retained Earnings.

Dividend Policy

In February, May, August and November 2012, we paid quarterly dividends of $0.28 per share of common stock. The total dividends paid in 2012 were $53.0 million. On January 11, 2013, we declared a quarterly dividend of $0.32 per share of common stock payable February 22, 2013 to shareholders of record on January 22, 2013.

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

Since the inception of the Plan in 1995 until 2001, we awarded stock options as the primary form of equity compensation. In 2001, we reassessed the form of award and elected to begin the use of restricted share grants which we believe are a stronger motivational tool for our employees. Restricted share awards provide some value to an employee during periods of stock market volatility, whereas stock options may have limited perceived value and may not be as effective in retaining and motivating employees when the current value of our stock is less than the option price. Currently, our long-term equity incentive compensation is exclusively in the form of restricted shares and performance restricted shares as no stock options were granted during 2012.

We issue shares from either treasury stock or authorized shares upon the exercise of options or lapsing of vesting restrictions on restricted stock. In 2012, we issued 1,042 shares and 299,964 shares out of treasury stock relating to the exercise of stock options and the vesting of restricted stock, respectively. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2007 Long-term Incentive Plan

On April 2, 2007, the 1995 Long-Term Incentive Plan was amended, restated and renamed as the 2007 Long-Term Incentive Plan. The primary changes effected by the 2007 amendment and restatement was to (a) extend the period during which awards may be granted under the Plan to February 13, 2017, (b) require all stock options awarded under the Plan to have an exercise price per share that is at least equal to the fair market value of a common share as of the date of grant of the option (subject to adjustment under certain circumstances, such as upon a reorganization, stock split, recapitalization, or other change in our capital structure), (c) provide that stock appreciation rights may be granted under the Plan, (d) prohibit the repricing of stock options awarded under the Plan, (e) provide that no amendment to the Plan that would require shareholder approval pursuant to the requirements of the New York Stock Exchange ("NYSE"), the NYSE Euronext Amsterdam Stock Exchange ("Euronext Amsterdam") or any exchange on which we are listed will be effective prior to approval of our shareholders, and (f) expand the performance goals enumerated under the Plan upon which restricted share awards may be based. The amendment and restatement of the Plan does not increase the number of common shares subject to the Plan. The Plan provides for a maximum of 10,800,000 common shares to be granted to eligible employees. At December 31, 2012, approximately 530,700 shares were available for the grant of new awards under the Plan. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

Performance Share Award Program

On April 1, 2010, certain executives were awarded rights to receive an aggregate of 90,000 common shares if our calculated return on invested capital ("ROIC"), as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ended on December 31, 2012. This arrangement was recorded as an equity award that required us to recognize compensation expense totaling $5.5 million over the performance period that began on April 1, 2010, of which $1.8 million, $2.1 million and $1.6 million was been recognized in 2012, 2011 and 2010, respectively. At December 31, 2012, Core Lab had the highest ROIC compared to the Bloomberg Comp Group. The Compensation Committee of our Board of Supervisory Directors verified that the performance target criteria had been met and 85,200 shares vested (4,800 shares were forfeited prior to the end of the performance period due to the retirement of one of the participants). We issued these common shares on December 31, 2012 and, simultaneously, the participants surrendered 28,829 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $3.2 million, at $109.31 per share. We have recognized a tax benefit from the vesting of the PSAP of $1.4 million in 2012.

On April 1, 2011, certain executives were awarded rights to receive an aggregate of 86,207 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the three year performance period, which ends on December 31, 2013. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $8.0 million over the performance period that began on April 1, 2011, of which $2.7 million and $2.4 million has been recognized in 2012 and 2011, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On February 17, 2012, certain executives were awarded rights to receive an aggregate of 79,009 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on December 31, 2014. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $9.4 million over the performance period that began on January 1, 2012, of which $3.1 million has been recognized in 2012. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 105,774 shares, 95,760 shares, and 142,070 shares in 2012, 2011, and 2010, respectively. Each of these grants has a vesting period of principally six years and vests ratably on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award. As of December 31, 2012, there was $30.4 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 51 months. The grant-date fair value of shares granted was $12.2 million, $10.6 million and $12.3 million in 2012, 2011 and 2010, respectively and we have recognized compensation expense of $9.9 million, $12.4 million and $6.1 million in 2012, 2011 and 2010, respectively. The total grant-date fair value, which is the intrinsic value of the shares, vested was $10.3 million, $8.4 million and $7.0 million in 2012, 2011 and 2010, respectively. We have recognized a tax benefit from the vesting of the RSAP of $3.9 million, $2.6 million and $1.0 million in 2012, 2011 and 2010, respectively.

2006 Non-employee Director Stock Incentive Plan

The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 1,400,000 common shares. As of December 31, 2012 approximately 572,205 shares were available for issuance under the Director Plan. On June 28, 2006, the 1995 Non-employee Director Stock Option Plan was amended, restated and renamed as the 2006 Non-employee Director Stock Incentive Plan. The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the prior plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Only non-employee Supervisory Directors are eligible for these equity-based awards under the Director Plan.

Performance Share Award Program

On July 15, 2009, we awarded rights relating to an aggregate of 13,884 PSAP shares under the Director Plan to our non-employee Supervisory Directors for which the performance period began on July 15, 2009 and ended on July 15, 2012. The performance target for this award was based on a calculated ROE, as defined in the agreement, with full vesting occurring if our ROE equaled or exceeded the returns earned by members of the S&P 500 Oil & Gas Equipment & Services index, with 50% of the shares vesting if our return was at or above the 50th percentile of the members' return and 100% of the shares vesting if our return was at or above the 75th percentile of the members' return. On July 15, 2012, at the end of the performance period, it was determined that the vesting criteria had been met and all shares vested in full at that time. This arrangement was recorded as an equity award that required us to recognize compensation expense totaling $0.6 million over the performance period that began on July 15, 2009, of which $0.1 million, $0.2 million and $0.2 million was recognized in 2012, 2011 and 2010, respectively.

On April 1, 2010, we awarded rights relating to an aggregate of 9,180 PSAP shares under the Director Plan to our non-employee Supervisory Directors for which the performance period began on January 1, 2010 and ended on December 31, 2012. The performance target for this award was based on a calculated ROIC, as defined in the agreement, with full vesting occurring if our ROIC was in the top decile of the Bloomberg Peer Group at the end of the performance period. At December 31, 2012, at the end of the performance period it was determined that the vesting criteria had been met and all shares vested at that time. This arrangement was recorded as an equity award that required us to recognize compensation expense totaling $0.6 million over the performance period that began on April 1, 2010, of which, $0.2 million, $0.2 million and $0.2 million was recognized in 2012, 2011 and 2010, respectively.

Restricted Share Award Program

In 2011, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to compensate our non-employee Supervisory Directors. Prior to 2011, the non-employee Supervisory Directors were awarded shares under the PSAP plan. Under this arrangement we awarded grants totaling 7,987 shares and 10,283 shares in 2012 and 2011, respectively. Each of these grants has a vesting period of 3 years. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award. As of December 31, 2012, there was $1.2 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 23 months. The grant-date fair value of shares granted was $1.0 million and $1.0 million in 2012 and 2011, respectively, and we have recognized compensation expense of $0.6 million and $0.2 million in 2012 and 2011, respectively.

Non-vested restricted share awards outstanding under both the 2007 Long-term Incentive Plan and the 2006 Non-employee Director Stock Incentive Plan as of December 31, 2012 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2011	774,549	$69.03
Granted	192,770	117.53
Vested	(299,994)	56.60
Forfeited	(33,015)	71.66
Non-vested at December 31, 2012	634,310	$89.42

Stock Options

The following table presents the change in outstanding stock options under the Plan and the Director Plan for the years ended December 31, 2012 and 2011. All options outstanding at December 31, 2012 are fully vested.

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life	Average Intrinsic Value - Per Share
Balance as of December 31, 2011	13,042	$ 4.42 - 12.50	$6.77	1.7	$107.18
Options granted	—	—	—
Options exercised	(1,042)	4.75	4.75
Options forfeited	—	—	—
Balance as of December 31, 2012	12,000	$ 4.42 - 12.50	$6.95	0.8	$102.36

The total intrinsic value of options exercised during 2012, 2011 and 2010 were $0.1 million, $4.0 million and $2.7 million, respectively.

For the years ended December 31, 2012, 2011 and 2010, stock-based compensation expense recognized in the income statement is as follows (in thousands):

	2012	2011	2010

Cost of product sales and services	$8,835	$10,960	$5,138
General and administrative	9,546	6,205	3,379
Total stock-based compensation expense	$18,381	$17,165	$8,517

14. OTHER INCOME, NET

The components of other (income) expense, net, are as follows (in thousands):

	For the Years Ended December 31,
	2012	2011	2010

Gain on sale of assets	$(201)	$(487)	$(176)
Equity in income of affiliates	(646)	(274)	(376)
Loss on foreign exchange	142	1,800	1,032
Interest income	(319)	(138)	(249)
Rent and royalty income	(1,033)	(1,716)	(1,550)
Gain on insurance recovery	(4,490)	(1,014)	—
Legal entity realignment costs	1,860	711	—
NYSE Euronext Amsterdam listing costs	923	—	—
Other (gain) loss	(357)	199	(886)
Total other income, net	$(4,121)	$(919)	(2,205)

During 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the Euronext Amsterdam.

As a result of a supply disruption in 2011 from a key vendor that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy which was fully settled during 2012 for $4.4 million.

As a result of reaching a settlement on a property damage claim we filed in 2010, we recorded an insurance recovery gain of $1.0 million in 2011.

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

	For the Years Ended December 31,
(Gains) losses by currency	2012	2011	2010

Argentine Peso	$147	$113	$17
Australian Dollar	30	81	(135)
Angolan Kwanza	41	257	(58)
British Pound	(41)	163	390
Canadian Dollar	(415)	423	(711)
Euro	(62)	257	1,788
Malaysian Ringgit	70	187	(157)
Nigerian Naira	11	164	98
Venezuelan Bolivar	7	(108)	(267)
Other currencies, net	354	263	67
Total loss	$142	$1,800	1,032

15. SEGMENT REPORTING

We operate our business in three reportable segments: (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management. These business segments provide different services and products and utilize different technologies.

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples. We provide analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry.

•
Production Enhancement: Includes services and products relating to reservoir well completions, perforations, stimulations and production. We provide integrated services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
December 31, 2012
Revenue from unaffiliated clients	$495,529	$403,792	$81,759	$—	$981,080
Inter-segment revenue	2,484	2,757	1,492	(6,733)	—
Segment income (loss)	144,502	128,602	26,428	(2,252)	297,280
Total assets	293,974	242,254	34,532	65,756	636,516
Capital expenditures	16,987	7,423	920	5,821	31,151
Depreciation and amortization	14,094	6,139	731	1,953	22,917

December 31, 2011
Revenue from unaffiliated clients	$469,775	$371,449	$66,424	$—	$907,648
Inter-segment revenue	1,515	1,947	1,686	(5,148)	—
Segment income (loss)	116,244	112,576	21,887	47	250,754
Total assets	270,270	221,599	26,070	92,934	610,873
Capital expenditures	15,320	8,700	1,318	4,589	29,927
Depreciation and amortization	14,073	6,449	666	2,115	23,303

December 31, 2010
Revenue from unaffiliated clients	$425,829	$313,956	$54,868	$—	$794,653
Inter-segment revenue	1,817	1,681	1,625	(5,123)	—
Segment income (loss)	106,179	101,241	19,759	(253)	226,926
Total assets	267,621	196,802	24,313	161,505	650,241
Capital expenditures	20,495	5,066	591	1,417	27,569
Depreciation and amortization	13,988	6,442	713	1,970	23,113

(1)"Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single client accounted for 10% or more of revenue in any of the periods presented. The following is a summary of our U.S. and non-U.S. operations for December 31, 2012, 2011 and 2010 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries (1) (2)	Consolidated
December 31, 2012
Revenue	$505,200	$101,387	$374,493	$981,080
Total fixed assets	66,092	17,263	42,063	125,418

December 31, 2011
Revenue	$470,600	$85,287	$351,761	$907,648
Total fixed assets	53,566	20,113	41,616	115,295

December 31, 2010
Revenue	$406,823	$72,296	$315,534	$794,653
Total fixed assets	50,160	14,396	39,667	104,223

(1) Revenue earned in other countries, including The Netherlands, was not individually greater than 10% of our consolidated revenue in 2012, 2011 or 2010.
(2) Fixed assets in other countries, including The Netherlands, were not individually greater than 10% of our consolidated fixed assets in 2012, 2011 or 2010.

Revenue is attributed to the country in which the revenue is earned.

Summarized external revenue by services and product sales type is shown in the following table (in thousands):

	For the Years Ended December 31,
	2012	2011	2010
Reservoir Description Services	$472,426	$443,050	$403,443
Production Enhancement Services	161,679	129,400	122,046
Reservoir Management Services	59,790	49,302	42,731
Total Revenue - Services	$693,895	$621,752	$568,220

Reservoir Description Product sales	$23,103	$26,725	$22,386
Production Enhancement Product sales	242,113	242,049	191,910
Reservoir Management Product sales	21,969	17,122	12,137
Total Revenue - Product sales	$287,185	$285,896	$226,433

Total Revenue	$981,080	$907,648	$794,653

16. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our unaudited quarterly financial data for the quarters ended December 31, 2012 and 2011 (in thousands, except per share data).

	Quarter ended 2012
	December 31	September 30	June 30	March 31

Services and product sales revenue	$254,455	$245,428	$247,006	$234,191
Cost of services and product sales	160,958	155,341	156,380	149,140
Other operating expenses	17,629	14,707	18,500	11,145
Operating income	75,868	75,380	72,126	73,906
Interest expense and loss on exchange of Notes	2,292	2,160	2,178	2,190
Income before income tax expense	73,576	73,220	69,948	71,716
Income tax expense	18,394	18,671	16,997	17,786
Net income	55,182	54,549	52,951	53,930
Net income (loss) attributable to non-controlling interest	381	146	35	(21)
Net income attributable to Core Laboratories N.V.	$54,801	$54,403	$52,916	$53,951

Per share information:
Basic earnings per share	$1.18	$1.15	$1.11	$1.13
Diluted earnings per share (1)	$1.17	$1.14	$1.11	$1.13

Weighted average common shares outstanding:
Basic	46,541	47,232	47,473	47,606
Diluted	46,857	47,528	47,791	47,945

	Quarter ended 2011
	December 31	September 30	June 30	March 31

Services and product sales revenue	$243,786	$231,344	$225,785	$206,733
Cost of services and product sales	154,034	150,312	152,273	136,750
Other operating expenses	16,864	17,468	15,709	13,484
Operating income	72,888	63,564	57,803	56,499
Interest expense	2,358	3,856	2,709	2,989
Income before income tax expense	70,530	59,708	55,094	53,510
Income tax expense	17,371	14,599	14,710	7,518
Net income	53,159	45,109	40,384	45,992
Net income attributable to non-controlling interest	83	242	(67)	(298)
Net income attributable to Core Laboratories N.V.	$53,076	$44,867	$40,451	$46,290

Per share information:
Basic earnings per share	$1.12	$0.96	$0.88	$1.02
Diluted earnings per share (1)	$1.11	$0.93	$0.83	$0.94

Weighted average common shares outstanding:
Basic	47,343	46,606	45,945	45,225
Diluted	47,677	48,030	48,662	49,141

(1)
The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at Beginning of Period	Additions Charged to/ Recovered from Expense	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2012
Reserve for doubtful accounts	$3,762	$508	$(845)	$91	$3,516

Year ended December 31, 2011
Reserve for doubtful accounts	$3,396	$254	$(281)	$393	$3,762

Year ended December 31, 2010
Reserve for doubtful accounts	$3,202	$1,444	$(928)	$(322)	$3,396

(1)	Comprised primarily of differences due to changes in exchange rate.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents

3.1	Articles of Association of the Company, as amended on May 16, 2012 (including English translation)	Filed Herewith

4.1	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 001-14273)

4.2	Purchase Agreement, dated October 31, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

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
Form 8-K, April 21, 2011 (File No. 001-14273)

10.31	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.32	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.33	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.34	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.35	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.36	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.37	Master Note Purchase Agreement, dated as of September 30, 2011.	Form 8-K, September 30, 2011 (File No. 001-14273

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Schema Document	Filed Herewith

101.CAL	XBRL Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Label Linkbase Document	Filed Herewith

101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Definition Linkbased Document	Filed Herewith

[1] Management contracts or compensatory plans or arrangements.

Exhibit 21.1

Significant Subsidiaries of the Registrant at December 31, 2012

Name	Legal Seat	Ownership %
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories Canada Ltd.	Alberta, Canada	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Malaysia SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Sales N.V.	Willemstad, Curacao	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Owen Oil Tools LP	Delaware, United States	100%
Core Lab de Mexico S.A. de C.V.	Mexico City, Mexico	100%
Saybolt Belgium N.V.	Antwerp, Belgium	100%
Saybolt LP	Delaware, United States	100%
Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
Saybolt (Singapore) PTE LTD	Singapore, Singapore	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
ZAO Petroleum Analysts	Moscow, Russian Federation	100%

Pursuant to Item 601(b)(21)(ii) of Regulation S-K, the names of other subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary as of the end of the year covered by this report.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S‑8 (Nos. 333-73772 and 333-73774) of Core Laboratories N.V. of our report dated February 13, 2013 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 13, 2013