Form 10-Q
period 2013-03-31
CORE LABORATORIES N V
filed 2013-04-19
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 18, 2013 was 45,910,270.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,927	$19,226
Accounts receivable, net of allowance for doubtful accounts of $3,368 and $3,516 at 2013 and 2012, respectively	200,136	184,774
Inventories	50,767	49,265
Prepaid expenses	15,326	14,959
Income tax receivable	12,613	17,943
Other current assets	11,098	10,740
TOTAL CURRENT ASSETS	312,867	296,907
PROPERTY, PLANT AND EQUIPMENT, net	127,731	125,418
INTANGIBLES, net	9,266	8,721
GOODWILL	163,337	163,337
DEFERRED TAX ASSETS, net	11,907	13,224
OTHER ASSETS	30,335	28,909
TOTAL ASSETS	$655,443	$636,516
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$54,078	$55,168
Accrued payroll and related costs	29,439	34,919
Taxes other than payroll and income	10,332	11,787
Unearned revenue	20,735	13,868
Income tax payable	22,125	9,542
Other accrued expenses	14,041	15,226
TOTAL CURRENT LIABILITIES	150,750	140,510
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	241,022	234,033
DEFERRED COMPENSATION	30,325	28,112
DEFERRED TAX LIABILITIES, net	6,364	6,777
OTHER LONG-TERM LIABILITIES	39,075	39,171
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 47,899,584 issued and 46,014,070 outstanding at 2013 and 47,899,584 issued and 46,349,411 outstanding at 2012	1,233	1,233
Additional paid-in capital	2,350	—
Retained earnings	402,951	361,255
Accumulated other comprehensive income (loss)	(8,312)	(8,413)
Treasury shares (at cost), 1,885,514 at 2013 and 1,550,173 at 2012	(216,214)	(171,845)
Total Core Laboratories N.V. shareholders' equity	182,008	182,230
Non-controlling interests	5,899	5,683
TOTAL EQUITY	187,907	187,913
TOTAL LIABILITIES AND EQUITY	$655,443	$636,516

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
REVENUE:
Services	$182,481	$162,669
Product sales	78,446	71,522
Total revenue	260,927	234,191
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	110,153	98,010
Cost of product sales, exclusive of depreciation expense shown below	53,492	51,130
General and administrative expenses, exclusive of depreciation expense shown below	12,809	10,174
Depreciation	5,723	5,596
Amortization	302	287
Other (income) expense, net	(589)	(4,912)
OPERATING INCOME	79,037	73,906
Interest expense	2,269	2,190
Income before income tax expense	76,768	71,716
Income tax expense	20,036	17,786
Net income	56,732	53,930
Net income (loss) attributable to non-controlling interests	216	(21)
Net income attributable to Core Laboratories N.V.	$56,516	$53,951
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.22	$1.13
Diluted earnings per share attributable to Core Laboratories N.V.	$1.22	$1.13
Cash dividends per share	$0.32	$0.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,201	47,606
Diluted	46,493	47,945

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net income	$56,732	$53,930
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(22)	(22)
Amortization to net income of prior service cost	40	40
Amortization to net income of actuarial loss	117	—
Income taxes on pension and other postretirement benefit plans	(34)	(4)
Comprehensive income	56,833	53,944
Comprehensive income (loss) attributable to non-controlling interests	216	(21)
Comprehensive income attributable to Core Laboratories N.V.	$56,617	$53,965

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,732	$53,930
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,138	4,388
Depreciation and amortization	6,025	5,883
(Gain) on insurance recovery	(539)	(3,366)
(Increase) decrease in value of life insurance policies	(1,368)	(1,661)
Deferred income taxes	975	(1,091)
Other non-cash items	278	452
Changes in assets and liabilities:
Accounts receivable	(14,811)	2,195
Inventories	(1,876)	(5,055)
Prepaid expenses and other current assets	4,360	(2,822)
Other assets	403	(932)
Accounts payable	(681)	(7,315)
Accrued expenses	4,638	(2,144)
Unearned revenue	6,867	6,603
Other long-term liabilities	2,117	4,724
Net cash provided by operating activities	68,258	53,789
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,443)	(7,297)
Patents and other intangibles	(847)	(147)
Proceeds from sale of assets	377	136
Premiums on life insurance	(654)	(679)
Net cash used in investing activities	(9,567)	(7,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(18,013)	(26,867)
Proceeds from debt	25,000	1,000
Stock options exercised	35	—
Excess tax benefits from stock-based compensation	553	500
Debt financing costs	—	(7)
Dividends paid	(14,820)	(13,334)
Repurchase of common shares	(47,745)	(12,889)
Net cash used in financing activities	(54,990)	(51,597)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,701	(5,795)
CASH AND CASH EQUIVALENTS, beginning of period	19,226	29,332
CASH AND CASH EQUIVALENTS, end of period	$22,927	$23,537

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three months ended March 31, 2013 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2013.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2012 was derived from the 2012 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation.  These reclassifications had no impact on the reported net income or cash flows for the three month period ended March 31, 2012.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
	(Unaudited)
Finished goods	$38,917	$38,572
Parts and materials	8,992	8,818
Work in progress	2,858	1,875
Total inventories	$50,767	$49,265

We include freight costs incurred for shipping inventory to customers in the Cost of product sales line of the Consolidated Statements of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with the applicable accounting guidance, which requires us to evaluate these assets for impairment annually, or more frequently if an indication of impairment is possible.  Based upon our most recent evaluation, we determined that goodwill is not impaired.  We amortize intangible assets with a finite life on a straight-line basis over their respective useful lives.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

                                                                    Return to Index

	March 31, 2013	December 31, 2012
	(Unaudited)
Senior notes	$150,000	$150,000
Credit facility	91,000	84,000
Capital lease obligations	61	73
Total debt	241,061	234,073
Less - current maturities of long-term debt and capital lease obligations	39	40
Long-term debt and capital lease obligations, net	$241,022	$234,033

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at March 31, 2013. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $16.5 million at March 31, 2013, resulting in an available borrowing capacity under the Credit Facility of $192.5 million.  In addition to those items under the Credit Facility, we had $21.7 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2013.

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

The estimated fair value of total debt at March 31, 2013 and December 31, 2012 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

5.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees (the "Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.  We fund the future obligations of the Dutch Plan by purchasing insurance contracts from a large multi-national insurance company. The insurance contracts are purchased annually and renew after five years at which time they are replaced with new contracts that are adjusted to include changes in the benefit obligation for the current year and redemption of the expired contracts. We make annual premium payments to the insurance company based on each employee's age and current salary, and the contractual growth rate. We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2), which approximates the contract value of the investments.

The following table summarizes the components of net periodic pension cost under this plan for the three months ended March 31, 2013 and 2012 (in thousands):

                                                                    Return to Index

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Service cost	$396	$287
Interest cost	420	428
Expected return on plan assets	(323)	(306)
Amortization of transition asset	(22)	(22)
Amortization of prior service cost	40	40
Amortization of actuarial loss	117	—
Net periodic pension cost	$628	$427

During the three months ended March 31, 2013, we contributed approximately $1.9 million, as determined by the insurance company, to fund the estimated 2013 premiums on investment contracts held by the Dutch Plan.

Defined Contribution Plans

We maintain five defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in Canada, The Netherlands, Puerto Rico, the United Kingdom and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits, and under certain plans, we may make discretionary contributions in accordance with the Defined Contribution Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees and an outside director. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. Life insurance policies with cash surrender values have been purchased for the purpose of assisting in the funding of the deferred compensation contracts.

We have also adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets within life insurance policies, and carried on the balance sheet at fair value. A participant's plan benefits include the participant's deferrals, the vested portion of the employer's contributions, and deemed investment gains and losses on such amounts.

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

(Unaudited)		Fair Value Measurement at
		March 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$13,344	$—	$13,344	$—
Liabilities:
Deferred compensation plan	$20,188	$2,968	$17,220	$—

                                                                    Return to Index

		Fair Value Measurement at
		December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$12,654	$—	$12,654	$—
Liabilities:
Deferred compensation plan	$18,579	$2,667	$15,912	$—

(1) Trust assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation plan.

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

7.  EQUITY

During the three months ended March 31, 2013, we repurchased 364,541 of our common shares for $47.7 million. Included in this total were rights to 5,864 shares valued at $0.8 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

In February 2013, we paid a quarterly dividend of $0.32 per share of common stock.  In addition, on April 15, 2013, we declared a quarterly dividend of $0.32 per share of common stock for shareholders of record on April 26, 2013 and payable on May 24, 2013.

The following table summarizes our changes in equity for the three months ended March 31, 2013 (in thousands):

(Unaudited)	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interests	Total Equity
December 31, 2012	$1,233	$—	$361,255	$(8,413)	$(171,845)	$5,683	$187,913
Stock options exercised	—	(951)	—	—	986	—	35
Stock based-awards	—	2,748	—	—	2,390	—	5,138
Tax benefit of stock-based awards issued	—	553	—	—	—	—	553
Repurchase of common shares	—	—	—	—	(47,745)	—	(47,745)
Dividends paid	—	—	(14,820)	—	—	—	(14,820)
Amortization of deferred pension costs, net of tax	—	—	—	101	—	—	101
Net income (loss)	—	—	56,516	—	—	216	56,732

March 31, 2013	$1,233	$2,350	$402,951	$(8,312)	$(216,214)	$5,899	$187,907

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

                                                                    Return to Index

	March 31, 2013	December 31, 2012
	(Unaudited)
Prior service cost	$(586)	$(616)
Transition asset	179	195
Unrecognized net actuarial loss	(7,905)	(7,992)
Total accumulated other comprehensive income (loss)	$(8,312)	$(8,413)

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

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Weighted average basic common shares outstanding	46,201	47,606
Effect of dilutive securities:
Stock options	4	12
Performance shares	80	114
Restricted stock	208	213
Weighted average diluted common and potential common shares outstanding	46,493	47,945

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
(Gain) loss on sale of assets	$(209)	$(86)
Results of non-consolidated subsidiaries	(96)	(66)
Foreign exchange (gain) loss	891	(1,025)
Interest income	(371)	(2)
Rents and royalties	(230)	(340)
(Gain) loss on insurance recovery	(539)	(3,366)
Other, net	(35)	(27)
Total other (income) expense, net	$(589)	$(4,912)

We incurred property losses during Hurricane Isaac in 2012. During the first quarter of 2013, the insurer agreed to pay $0.9 million of the claim and will continue reviewing the remainder of the claim. As a result, we recorded the net gain of $0.5 million in Other (income) expense, net. Subsequent to March 31, 2013, we received payment of the agreed amount.

                                                                    Return to Index

During the first quarter of 2013, we received interest of $0.4 million as part of an income tax refund related to a previous year.

As a result of a supply disruption in 2011 from a key vendor that provided certain high performance specialty steel tubulars used with the our perforating systems, we filed a claim under our business interruption insurance policy. We recorded a gain of $3.4 million in the first quarter of 2012 when the initial payment was received from the insurance carrier.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Australian Dollar	$45	$(4)
British Pound	462	11
Canadian Dollar	303	(537)
Euro	228	(245)
Malaysian Ringgit	82	(51)
Mexican Peso	(127)	(152)
Russian Ruble	6	(40)
Other currencies, net	(108)	(7)
Total (gain) loss	$891	$(1,025)

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2013 and 2012 were 26.1% and 24.8%, respectively.

Included in the three months ended March 31, 2012 is the reversal of $1.1 million in tax valuation allowance related to various jurisdictions. The change in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

11.  SEGMENT REPORTING

We operate our business in three reportable segments:  (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management.  These operating segments provide different services and utilize different technologies.

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

Results for these operating segments are presented below.  We use the same accounting policies to prepare our business segment results as are used to prepare our Consolidated Financial Statements. All interest and other non-operating income (expense) is attributable to the Corporate & Other area and is not allocated to specific business segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

                                                                    Return to Index

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2013
Revenues from unaffiliated customers	$125,245	$107,431	$28,251	$—	$260,927
Inter-segment revenues	2,280	2,757	1,492	(6,529)	—
Segment operating income (loss)	34,851	34,238	9,846	102	79,037
Total assets (at end of period)	300,483	255,947	38,605	60,408	655,443
Capital expenditures	5,429	2,088	519	407	8,443
Depreciation and amortization	3,625	1,817	191	392	6,025
Three Months Ended March 31, 2012
Revenues from unaffiliated customers	$116,106	$96,733	$21,352	$—	$234,191
Inter-segment revenues	536	468	19	(1,023)	—
Segment operating income (loss)	32,415	33,531	7,915	45	73,906
Total assets (at end of period)	271,320	248,866	24,191	66,301	610,678
Capital expenditures	2,479	1,842	411	2,565	7,297
Depreciation and amortization	3,547	1,598	167	571	5,883
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued ASU 2013-02 relating to comprehensive income (FASB ASC Topic 220), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income). This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this pronouncement for our fiscal year beginning January 1, 2013. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2013 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Annual Report").

General

Core Laboratories N.V. is a Netherlands limited liability company.  It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services and products to the oil and gas industry.  These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields.  Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 5,000 people worldwide.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

Our business units have been aggregated into three complementary segments, which provide services and products for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2012 Annual Report and in Part II of this document, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

Outlook

We continue our efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines.  We believe our market presence provides us a unique opportunity to service clients who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent activity levels, we believe that the current level of activities, workflows, and operating margins within North America will remain similar to that experienced in the first quarter of 2013, but we believe activity outside North America, particularly those relating to oil development projects, will grow moderately throughout 2013.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

                                                                    Return to Index

(Unaudited)	Three Months Ended March 31,				% Change
	2013		2012		2013/2012
REVENUE:
Services	$182,481	70%	$162,669	69%	12%
Product sales	78,446	30%	71,522	31%	10%
Total revenue	260,927	100%	234,191	100%	11%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	110,153	60%	98,010	60%	12%
Cost of product sales, exclusive of depreciation expense shown below*	53,492	68%	51,130	71%	5%
Total cost of services and product sales	163,645	63%	149,140	64%	10%
General and administrative expenses	12,809	5%	10,174	4%	26%
Depreciation and amortization	6,025	2%	5,883	3%	2%
Other (income) expense, net	(589)	—%	(4,912)	(2)%	(88)%
Operating income	79,037	30%	73,906	32%	7%
Interest expense	2,269	1%	2,190	1%	4%
Income before income tax expense	76,768	29%	71,716	31%	7%
Income tax expense	20,036	8%	17,786	8%	13%
Net income	56,732	22%	53,930	23%	5%
Net income (loss) attributable to non-controlling interests	216	—%	(21)	—%	(1,129)%
Net income attributable to Core Laboratories N.V.	$56,516	22%	$53,951	23%	5%
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012 (unaudited)

Services Revenue

Services revenue increased to $182.5 million for the first quarter of 2013, up 12% when compared to $162.7 million for the first quarter of 2012.  The increase in services revenue was primarily due to our continued focus on worldwide crude-oil related and large natural gas for liquefaction projects, especially those related to the development of deepwater fields offshore West and East Africa, the eastern Mediterranean, and the Gulf of Mexico.

Product Sales Revenue

Revenue associated with product sales was up almost 10% to $78.4 million for the first quarter of 2013, compared to $71.5 million for the first quarter of 2012. The increase in revenue was due to projects providing permanent reservoir monitoring systems to the oil sands in Canada and greater market penetration of our patented and proprietary perforating technologies despite the decline in drilling activity in North America. North America rig count was down over 10% this quarter compared to the first quarter of last year.

Cost of Services

Cost of services expressed as a percentage of services revenue was 60% for the quarter ended March 31, 2013, unchanged from 60% in the same period in 2012.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue was 68% for the quarter ended March 31, 2013, an improvement from 71% during the same period in 2012. The decrease in cost of sales as a percentage of product sales revenue was primarily due to the growing demand for our new technologies which led to an overall increase in sales, which improved absorption of our fixed cost structure.

                                                                    Return to Index

General and Administrative Expenses

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were $12.8 million for the first quarter of 2013, which represents 4.9% of revenue, an increase from the first quarter of 2012 when general and administrative expenses represented 4.3% of revenue, which was primarily attributable to benefit and compensation expenses during the period.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.0 million for the first quarter of 2013 compared to $5.9 million in the first quarter of 2012.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
(Gain) loss on sale of assets	$(209)	$(86)
Results of non-consolidated subsidiaries	(96)	(66)
Foreign exchange (gain) loss	891	(1,025)
Interest income	(371)	(2)
Rents and royalties	(230)	(340)
(Gain) loss on insurance recovery	(539)	(3,366)
Other, net	(35)	(27)
Total other (income) expense, net	$(589)	$(4,912)

We incurred property losses during Hurricane Isaac in 2012. During the first quarter of 2013, the insurer agreed to pay $0.9 million of the claim and will continue reviewing the remainder of the claim. As a result, we recorded the net gain of $0.5 million in Other (income) expense, net. Subsequent to March 31, 2013, we received payment of the agreed amount.

During the first quarter of 2013, we received interest of $0.4 million as part of a tax refund related to a previous year.

As a result of a supply disruption in 2011 from a key vendor that provided certain high performance specialty steel tubulars used with our perforating systems, we filed a claim under our business interruption insurance policy. We recorded a gain of $3.4 million in the first quarter of 2012 when the initial payment was received from the insurance carrier.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

                                                                    Return to Index

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Australian Dollar	$45	$(4)
British Pound	462	11
Canadian Dollar	303	(537)
Euro	228	(245)
Malaysian Ringgit	82	(51)
Mexican Peso	(127)	(152)
Russian Ruble	6	(40)
Other currencies, net	(108)	(7)
Total (gain) loss	$891	$(1,025)

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $2.3 million and $2.2 million, respectively.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2013 and 2012 were 26.1% and 24.8%, respectively.

Included in the three months ended March 31, 2012 is the reversal of $1.1 million in tax valuation allowance related to various jurisdictions. The change in income tax expense also reflects the change in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		% Change
	2013	2012	2013/2012
Revenue:	(Unaudited)
Reservoir Description	$125,245	$116,106	8%
Production Enhancement	107,431	96,733	11%
Reservoir Management	28,251	21,352	32%
Consolidated	$260,927	$234,191	11%
Operating income (loss):
Reservoir Description	$34,851	$32,415	8%
Production Enhancement	34,238	33,531	2%
Reservoir Management	9,846	7,915	24%
Corporate and Other[1]	102	45	NM
Consolidated	$79,037	$73,906	7%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 8%, or $9.1 million, to $125.2 million in the first quarter of 2013, compared to $116.1 million in the first quarter of 2012.  This segment’s operations, which focus on international crude-

                                                                    Return to Index

oil related products, continued to benefit from increased activity in large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region, the Middle East, including Iraq, Kuwait, and the United Arab Emirates, and deepwater Gulf of Mexico.

Operating income in the first quarter of 2013 increased by 8%, or $2.5 million, to $34.9 million compared to $32.4 million for the first quarter of 2012.  This increase is a result of higher sales, including a better mix of projects aimed at more complex reservoirs. Operating margin for the quarter ended March 31, 2013 was 28%. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased by 11%, or $10.7 million, to $107.4 million in the first quarter of 2013 compared to $96.7 million in the first quarter of 2012. The revenue increase was primarily due to demand for our diagnostic services, both for fracture diagnostics in North America and flood diagnostics internationally, and our patented perforating system technology.

Operating income in the first quarter of 2013 increased by 2%, or $0.7 million, to $34.2 million from $33.5 million for the first quarter of 2012.  Operating margins were 32% in the first quarter of 2013.  The increase in operating income from 2012 to 2013 was primarily driven by increased demand for the company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies such as SpectraChem™, ZeroWash™, and SpectraFlood™ tracers in North America and internationally.

Reservoir Management

Revenue from the Reservoir Management segment increased by 32% to $28.3 million in the first quarter of 2013 compared to $21.4 million for the first quarter of 2012.  The increase in revenue was due to the instrumenting of two oil sands projects in Canada for permanent reservoir monitoring and ongoing interest in several of our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new industry project to evaluate the potential of the Pearsall shale, which underlies the shallow portions of the Eagle Ford shale in South Texas.

Operating income in the first quarter of 2013 increased 24% to $9.8 million from $7.9 million for the first quarter of 2012. Operating margins were 35% in the first quarter of 2013. The increase in operating income in the first quarter of 2013 was primarily a result of additional participants in our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp and Eagle Ford plays, and the installation of permanent reservoir monitoring systems in Canada.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the three months ended March 31, 2013 and 2012 (in thousands):

                                                                    Return to Index

	Three Months Ended March 31,		% Change
	2013	2012	2013/2012
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$68,258	$53,789	27%
Less: cash paid for capital expenditures	8,443	7,297	16%
Free cash flow	$59,815	$46,492	29%

The increase in free cash flow for the first three months of 2013 compared to the same period in 2012 was primarily due to an increase in cash from operations and deferred revenue.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,		% Change
	2013	2012	2013/2012
Cash provided by/(used in):	(Unaudited)
Operating activities	$68,258	$53,789	27%
Investing activities	(9,567)	(7,987)	20%
Financing activities	(54,990)	(51,597)	7%
Net change in cash and cash equivalents	$3,701	$(5,795)	(164)%

The increase in cash flows from operating activities for the first three months of 2013 compared to the same period in 2012 was primarily attributable to an increase in net income and deferred revenue.

Cash flows used in investing activities were higher during the first three months of 2013 when compared to the same period in 2012 primarily due to an increase of $1.1 million in capital expenditures to $8.4 million up from $7.3 million for the three month periods ended March 31, 2013 and 2012, respectively.

Cash flows used in financing activities increased for the first three months of 2013 when compared to the same period in 2012. During the first three months of 2013, we repurchased 364,541 shares of our common stock for an aggregate purchase price of $47.7 million compared to the repurchase of 104,279 shares for an aggregate purchase price of $12.9 million during the same period in 2012. In the first three months of 2013, we increased the drawings on our Credit Facility by $7.0 million, as compared to using $25.9 million of cash during the first three months of 2012 to reduce our debt.

Notes, Credit Facilities and Available Future Liquidity

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at March 31, 2013. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $16.5 million at March 31, 2013, resulting in an available borrowing capacity under the Credit Facility of $192.5 million.  In addition to those items under the Credit Facility, we had $21.7 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2013.

The terms of the Credit Facility and the Senior Notes require us to meet certain financial and operational covenants, including, but not limited to, certain operational and minimum equity and cash flow ratios. We believe that we are in

                                                                    Return to Index

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

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 relating to comprehensive income (FASB ASC Topic 220), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income). This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this pronouncement for our fiscal year beginning January 1, 2013. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

                                                                    Return to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)
January 31, 2013	58,677	$112.27	58,677	3,186,308
February 28, 2013 (1)	150,321	132.89	150,321	3,036,987
March 31, 2013 (2)	155,543	136.18	155,543	2,904,444
Total	364,541	$130.97	364,541

(1) Contains 321 shares valued at approximately $42.8 thousand, or $133.35 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in February 2013.
(2) Contains 5,543 shares valued at approximately $0.8 million, or $136.38 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in March 2013.
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

                                                                    Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended (including English translation)	Exhibit 3.1 filed on February 19, 2013 with 2012 10-K (File No. 001-14273)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	XBRL Instance Document	Filed herewith
101.SCH	-	XBRL Schema Document	Filed herewith
101.CAL	-	XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	XBRL Label Linkbase Document	Filed herewith
101.PRE	-	XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	XBRL Definition Linkbase Document	Filed herewith

                                                                    Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.

Date:	April 19, 2013	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index