Form 10-Q
period 2013-06-30
CORE LABORATORIES N V
filed 2013-07-19
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 18, 2013 was 45,639,251.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$23,220	$19,226
Accounts receivable, net of allowance for doubtful accounts of $3,028 and $3,516 at 2013 and 2012, respectively	190,867	184,774
Inventories	54,831	49,265
Prepaid expenses	15,538	14,959
Income tax receivable	11,183	17,943
Other current assets	13,045	10,740
TOTAL CURRENT ASSETS	308,684	296,907
PROPERTY, PLANT AND EQUIPMENT, net	130,829	125,418
INTANGIBLES, net	10,340	8,721
GOODWILL	163,337	163,337
DEFERRED TAX ASSETS, net	9,980	13,224
OTHER ASSETS	31,946	28,909
TOTAL ASSETS	$655,116	$636,516
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$55,928	$55,168
Accrued payroll and related costs	30,124	34,919
Taxes other than payroll and income	10,288	11,787
Unearned revenue	16,358	13,868
Income tax payable	12,157	9,542
Other accrued expenses	16,101	15,226
TOTAL CURRENT LIABILITIES	140,956	140,510
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	250,013	234,033
DEFERRED COMPENSATION	31,470	28,112
DEFERRED TAX LIABILITIES, net	5,241	6,777
OTHER LONG-TERM LIABILITIES	39,958	39,171
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 47,899,584 issued and 45,709,251 outstanding at 2013 and 47,899,584 issued and 46,349,411 outstanding at 2012	1,233	1,233
Additional paid-in capital	110	—
Retained earnings	447,612	361,255
Accumulated other comprehensive income (loss)	(8,210)	(8,413)
Treasury shares (at cost), 2,190,333 at 2013 and 1,550,173 at 2012	(259,432)	(171,845)
Total Core Laboratories N.V. shareholders' equity	181,313	182,230
Non-controlling interests	6,165	5,683
TOTAL EQUITY	187,478	187,913
TOTAL LIABILITIES AND EQUITY	$655,116	$636,516

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2013	2012
	(Unaudited)
REVENUE:
Services	$187,676	$175,749
Product sales	75,463	71,257
Total revenue	263,139	247,006
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	109,661	103,926
Cost of product sales, exclusive of depreciation expense shown below	53,842	52,454
General and administrative expenses, exclusive of depreciation expense shown below	11,173	10,205
Depreciation	5,656	4,788
Amortization	308	289
Other (income) expense, net	630	3,218
OPERATING INCOME	81,869	72,126
Interest expense	2,263	2,178
Income before income tax expense	79,606	69,948
Income tax expense	19,664	16,997
Net income	59,942	52,951
Net income (loss) attributable to non-controlling interests	266	35
Net income attributable to Core Laboratories N.V.	$59,676	$52,916
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.30	$1.11
Diluted earnings per share attributable to Core Laboratories N.V.	$1.29	$1.11
Cash dividends per share	$0.32	$0.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,841	47,473
Diluted	46,128	47,791

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
REVENUE:
Services	$370,157	$338,418
Product sales	153,909	142,779
Total revenue	524,066	481,197
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	219,814	201,936
Cost of product sales, exclusive of depreciation expense shown below	107,334	103,584
General and administrative expenses, exclusive of depreciation expense shown below	23,982	20,379
Depreciation	11,379	10,384
Amortization	610	576
Other (income) expense, net	41	(1,694)
OPERATING INCOME	160,906	146,032
Interest expense	4,532	4,368
Income before income tax expense	156,374	141,664
Income tax expense	39,700	34,783
Net income	116,674	106,881
Net income (loss) attributable to non-controlling interests	482	14
Net income attributable to Core Laboratories N.V.	$116,192	$106,867
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$2.52	$2.25
Diluted earnings per share attributable to Core Laboratories N.V.	$2.51	$2.23
Cash dividends per share	$0.64	$0.56
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,020	47,539
Diluted	46,313	47,868

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$59,942	$52,951	$116,674	$106,881
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(22)	(22)	(44)	(44)
Amortization to net income of prior service cost	40	40	80	80
Amortization to net income of actuarial loss	117	—	234	—
Income taxes on pension and other postretirement benefit plans	(34)	(5)	(68)	(9)
Comprehensive income	60,043	52,964	116,876	106,908
Comprehensive income (loss) attributable to non-controlling interests	266	35	482	14
Comprehensive income attributable to Core Laboratories N.V.	$59,777	$52,929	$116,394	$106,894

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$116,674	$106,881
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,176	8,903
Depreciation and amortization	11,989	10,960
(Gain) on insurance recovery	(546)	(101)
(Increase) decrease in value of life insurance policies	(1,456)	(622)
Deferred income taxes	(709)	(1,835)
Other non-cash items	126	597
Changes in assets and liabilities:
Accounts receivable	(5,345)	(2,787)
Inventories	(6,168)	(5,160)
Prepaid expenses and other current assets	5,433	(3,489)
Other assets	(450)	(695)
Accounts payable	2,081	(5,285)
Accrued expenses	(1,939)	(8,728)
Unearned revenue	2,490	(820)
Other long-term liabilities	4,145	3,075
Net cash provided by operating activities	136,501	100,894
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,935)	(14,894)
Patents and other intangibles	(2,229)	(684)
Cash (advanced)/settled for acquisition	—	1,632
Proceeds from sale of assets	697	379
Proceeds from insurance recovery	—	101
Premiums on life insurance	(1,527)	(1,288)
Net cash used in investing activities	(20,994)	(14,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(35,025)	(48,744)
Proceeds from debt	51,000	30,000
Stock options exercised	83	5
Excess tax benefits from stock-based compensation	2,353	3,466
Debt financing costs	—	(7)
Dividends paid	(29,508)	(26,624)
Repurchase of common shares	(100,416)	(50,160)
Net cash used in financing activities	(111,513)	(92,064)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,994	(5,924)
CASH AND CASH EQUIVALENTS, beginning of period	19,226	29,332
CASH AND CASH EQUIVALENTS, end of period	$23,220	$23,408

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three and six months ended June 30, 2013 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2013.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2012 was derived from the 2012 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation.  These reclassifications had no impact on the reported net income or cash flows for the three and six month periods ended June 30, 2012.

References to "Core Lab", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
Finished goods	$43,598	$38,572
Parts and materials	9,086	8,818
Work in progress	2,147	1,875
Total inventories	$54,831	$49,265

We include freight costs incurred for shipping inventory to customers in the Cost of product sales line of the Consolidated Statements of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with the applicable accounting guidance, which requires us to evaluate these assets for impairment annually or more frequently if an indication of impairment is possible.  Based upon our most recent evaluation, we determined that goodwill is not impaired.  We amortize intangible assets with a finite life on a straight-line basis over their respective useful lives.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

                                                                    Return to Index

	June 30, 2013	December 31, 2012
	(Unaudited)
Senior notes	$150,000	$150,000
Credit facility	100,000	84,000
Capital lease obligations	48	73
Total debt	250,048	234,073
Less - current maturities of long-term debt and capital lease obligations	35	40
Long-term debt and capital lease obligations, net	$250,013	$234,033

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at June 30, 2013. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $18.7 million at June 30, 2013, resulting in an available borrowing capacity under the Credit Facility of $181.3 million.  In addition to those items under the Credit Facility, we had $21.9 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2013.

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

The estimated fair value of total debt at June 30, 2013 and December 31, 2012 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three and six months ended June 30, 2013 and 2012 (in thousands):

                                                                    Return to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Service cost	$388	$285	$784	$572
Interest cost	411	425	831	853
Expected return on plan assets	(317)	(304)	(640)	(610)
Amortization of transition asset	(22)	(22)	(44)	(44)
Amortization of prior service cost	40	40	80	80
Amortization of actuarial loss	117	—	234	—
Net periodic pension cost	$617	$424	$1,245	$851

During the six months ended June 30, 2013, we contributed approximately $2.0 million to fund the estimated 2013 premiums on investment contracts held by the Dutch Plan.

Defined Contribution Plans

We maintain five defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in Canada, The Netherlands, Puerto Rico, the United Kingdom and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits, and under certain plans, we may make discretionary contributions consistent with the terms of each plan.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. Life insurance policies with cash surrender values have been purchased for the purpose of assisting in the funding of the deferred compensation contracts.

We have also adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code").  The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have received under the 401(k) Plan in the absence of certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets within life insurance policies and carried on the balance sheet at fair value. A participant's plan benefits include the participant's deferrals, the vested portion of the employer's contributions, and deemed investment gains and losses on such amounts.

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

(Unaudited)		Fair Value Measurement at
		June 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$13,981	$—	$13,981	$—
Liabilities:
Deferred compensation plan	$21,046	$2,438	$18,608	$—

                                                                    Return to Index

		Fair Value Measurement at
		December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$12,654	$—	$12,654	$—
Liabilities:
Deferred compensation plan	$18,579	$2,667	$15,912	$—

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

In connection with an audit of the 2008 and 2009 U.S. federal income tax returns of our U.S. consolidated group, the U.S. Internal Revenue Service has proposed that certain transfer pricing positions taken by the Company be adjusted, which could result in additional federal income tax of approximately $11 million plus interest for this two year audit period.  We believe that these transactions are valid as originally recorded, and we are appealing this proposed adjustment.  It is our belief that we will prevail on this issue; consequently, we have made no additional income tax accrual for this proposed adjustment.

7.  EQUITY

During the three months ended June 30, 2013, we repurchased 377,969 of our common shares for $52.7 million. Included in this total were rights to 20,469 shares valued at $2.9 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the six months ended June 30, 2013, we repurchased 742,510 of our common shares for $100.4 million. Included in this total were rights to 26,333 shares valued at $3.7 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

In February and May 2013, we paid a quarterly dividend of $0.32 per share of common stock.  In addition, on July 9, 2013, we declared a quarterly dividend of $0.32 per share of common stock for shareholders of record on July 19, 2013 and payable on August 19, 2013.

The following table summarizes our changes in equity for the six months ended June 30, 2013 (in thousands):

                                                                    Return to Index

(Unaudited)	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interests	Total Equity
December 31, 2012	$1,233	$—	$361,255	$(8,413)	$(171,845)	$5,683	$187,913
Stock options exercised	—	(1,411)	—	—	1,494	—	83
Stock based-awards	—	(832)	(327)	—	11,335	—	10,176
Tax benefit of stock-based awards issued	—	2,353	—	—	—	—	2,353
Repurchase of common shares	—	—	—	—	(100,416)	—	(100,416)
Dividends paid	—	—	(29,508)	—	—	—	(29,508)
Amortization of deferred pension costs, net of tax	—	—	—	203	—	—	203
Net income (loss)	—	—	116,192	—	—	482	116,674

June 30, 2013	$1,233	$110	$447,612	$(8,210)	$(259,432)	$6,165	$187,478

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
	(Unaudited)
Prior service cost	$(556)	$(616)
Transition asset	162	195
Unrecognized net actuarial loss	(7,816)	(7,992)
Total accumulated other comprehensive income (loss)	$(8,210)	$(8,413)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	45,841	47,473	46,020	47,539
Effect of dilutive securities:
Stock options	—	11	2	12
Performance shares	116	133	105	124
Restricted stock	171	174	186	193
Weighted average diluted common and potential common shares outstanding	46,128	47,791	46,313	47,868

9. OTHER (INCOME) EXPENSE, NET

                                                                    Return to Index

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$(323)	$(227)	$(532)	$(313)
Results of non-consolidated subsidiaries	(89)	(181)	(185)	(247)
Foreign exchange (gain) loss	1,631	1,355	2,522	330
Interest income	(219)	(13)	(590)	(15)
Rents and royalties	(213)	(255)	(443)	(595)
(Gain) loss on insurance recovery	(7)	(101)	(546)	(3,467)
Legal entity realignment	—	1,860	—	1,860
NYSE Euronext Amsterdam listing	—	683	—	923
Other, net	(150)	97	(185)	(170)
Total other (income) expense, net	$630	$3,218	$41	$(1,694)

We incurred property losses during Hurricane Isaac in 2012. During the first quarter of 2013, the insurer agreed to pay $0.9 million of the claim which resulted in a net gain of $0.5 million after related expenses and the disposal of the assets. We received this initial payment during the second quarter of 2013 and the insurer is continuing to review the remainder of the claim.

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

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Australian Dollar	$164	$(11)	$209	$(15)
British Pound	79	48	541	59
Canadian Dollar	665	519	968	(18)
Euro	126	238	354	(7)
Malaysian Ringgit	106	130	188	79
Mexican Peso	191	191	64	39
Russian Ruble	(60)	(16)	(54)	(56)
Other currencies, net	360	256	252	249
Total (gain) loss	$1,631	$1,355	$2,522	$330

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended June 30, 2013 and 2012 were 24.7% and 24.3%, respectively.   The effective tax rates for the year-to-date 2013 and 2012 were 25.4% and 24.6%, respectively. Included in the six months ended June 30, 2012 is the reversal of $1.1 million in tax valuation allowance related to various jurisdictions.

11.  SEGMENT REPORTING

                                                                    Return to Index

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2013
Revenues from unaffiliated customers	$129,222	$110,199	$23,718	$—	$263,139
Inter-segment revenues	1,090	740	400	(2,230)	—
Segment operating income (loss)	36,918	37,239	7,475	237	81,869
Total assets (at end of period)	299,399	255,987	35,570	64,160	655,116
Capital expenditures	6,424	1,851	517	700	9,492
Depreciation and amortization	3,599	1,797	189	379	5,964
Three Months Ended June 30, 2012
Revenues from unaffiliated customers	$126,462	$99,547	$20,997	$—	$247,006
Inter-segment revenues	760	615	785	(2,160)	—
Segment operating income (loss)	38,076	29,564	7,113	(2,627)	72,126
Total assets (at end of period)	279,823	246,837	24,756	71,257	622,673
Capital expenditures	3,667	2,426	29	1,475	7,597
Depreciation and amortization	3,445	902	175	555	5,077
Six Months Ended June 30, 2013
Revenues from unaffiliated customers	$254,467	$217,630	$51,969	$—	$524,066
Inter-segment revenues	1,475	1,677	823	(3,975)	—
Segment operating income (loss)	71,769	71,477	17,321	339	160,906
Total assets	299,399	255,987	35,570	64,160	655,116
Capital expenditures	11,853	3,939	1,036	1,107	17,935
Depreciation and amortization	7,224	3,614	380	771	11,989
Six Months Ended June 30, 2012
Revenues from unaffiliated customers	$242,568	$196,280	$42,349	$—	$481,197
Inter-segment revenues	1,296	1,083	804	(3,183)	—
Segment operating income (loss)	70,491	63,095	15,028	(2,582)	146,032
Total assets	279,823	246,837	24,756	71,257	622,673
Capital expenditures	6,146	4,268	440	4,040	14,894
Depreciation and amortization	6,992	2,500	342	1,126	10,960
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

                                                                    Return to Index

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

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2013 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Annual Report").

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
•availability of materials and equipment from key suppliers; and
•cyber attacks on our network that disrupt operations or result in lost or compromised critical data.

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent activity levels, we believe that the current level of activities, workflows, and operating margins within North America will remain similar to that experienced in the first half of 2013, but we believe activity outside North America, particularly those relating to oil development projects, will grow moderately throughout 2013.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

                                                                    Return to Index

(Unaudited)	Three Months Ended June 30,				% Change
	2013		2012		2013/2012
REVENUE:
Services	$187,676	71%	$175,749	71%	7%
Product sales	75,463	29%	71,257	29%	6%
Total revenue	263,139	100%	247,006	100%	7%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	109,661	58%	103,926	59%	6%
Cost of product sales, exclusive of depreciation expense shown below*	53,842	71%	52,454	74%	3%
Total cost of services and product sales	163,503	62%	156,380	63%	5%
General and administrative expenses	11,173	4%	10,205	4%	9%
Depreciation and amortization	5,964	2%	5,077	2%	17%
Other (income) expense, net	630	—%	3,218	1%	(80)%
Operating income	81,869	31%	72,126	29%	14%
Interest expense	2,263	1%	2,178	1%	4%
Income before income tax expense	79,606	30%	69,948	28%	14%
Income tax expense	19,664	7%	16,997	7%	16%
Net income	59,942	23%	52,951	21%	13%
Net income (loss) attributable to non-controlling interests	266	—%	35	—%	660%
Net income attributable to Core Laboratories N.V.	$59,676	23%	$52,916	21%	13%
* Percentage based on applicable revenue rather than total revenue.

(Unaudited)	Six Months Ended June 30,				% Change
	2013		2012		2013/2012
REVENUE:
Services	$370,157	71%	$338,418	70%	9%
Product sales	153,909	29%	142,779	30%	8%
Total revenue	524,066	100%	481,197	100%	9%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	219,814	59%	201,936	60%	9%
Cost of product sales, exclusive of depreciation expense shown below*	107,334	70%	103,584	73%	4%
Total cost of services and product sales	327,148	62%	305,520	63%	7%
General and administrative expenses	23,982	5%	20,379	4%	18%
Depreciation and amortization	11,989	2%	10,960	2%	9%
Other (income), net	41	—%	(1,694)	—%	(102)%
Operating income	160,906	31%	146,032	30%	10%
Interest expense	4,532	1%	4,368	1%	4%
Income before income tax expense	156,374	30%	141,664	29%	10%
Income tax expense	39,700	8%	34,783	7%	14%
Net income	116,674	22%	106,881	22%	9%
Net income (loss) attributable to non-controlling interests	482	—%	14	—%	3,343%
Net income attributable to Core Laboratories N.V.	$116,192	22%	$106,867	22%	9%
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

Operating Results for the Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012 (unaudited)

Services Revenue

Services revenue increased to $187.7 million for the second quarter of 2013, up 7% when compared to $175.7 million for the second quarter of 2012.  For the six months ended June 30, 2013, services revenue increased to $370.2 million, up 9% when compared to $338.4 million for the same period of 2012.  The increase in services revenue was primarily due to our continued focus on worldwide crude-oil related and large natural gas for liquefaction projects, especially those related to the development of deepwater fields offshore West and East Africa, the eastern Mediterranean, and the Gulf of Mexico.

Product Sales Revenue

Revenue associated with product sales was up almost 6% to $75.5 million for the second quarter of 2013, compared to $71.3 million for the second quarter of 2012. For the six months ended June 30, 2013, product sales revenues increased to $153.9 million, up 8% from the same period in 2012. The increase in revenue was due to projects providing permanent reservoir monitoring systems to the oil sands in Canada and greater market penetration of our patented and proprietary perforating technologies despite the decline in drilling activity in North America. North America rig count was down over 10% this quarter compared to the same quarter of last year.

Cost of Services

Cost of services expressed as a percentage of services revenue was 58% for the quarter ended June 30, 2013, an improvement from 59% in the same period in 2012. For the six months ended June 30, 2013, cost of services expressed as a percentage of services revenue was 59%, an improvement from 60% in the same period in 2012.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue was 71% for the quarter ended June 30, 2013, an improvement from 74% during the same period in 2012. For the six months ended June 30, 2013, cost of product sales expressed as a percentage of product sales revenue was 70%, an improvement from 73% during the same period in 2012. The decrease in cost of sales as a percentage of product sales revenue was primarily due to the growing demand for our new technologies which led to an overall increase in sales, which improved absorption of our fixed cost structure.

General and Administrative Expenses

General and administrative ("G&A") expenses include corporate management and centralized administrative services that benefit our operations. G&A expenses for the second quarter of 2013 were 4.2% of revenue, an increase from the second quarter of 2012 when these expenses represented 4.1% of revenue. For the six months ended June 30, 2013, G&A expenses were 4.6% of revenue, an increase from the same period in 2012 when they were 4.2% of revenue. The increase for the six months ended June 30, 2013 was primarily attributable to employee benefit expenses recorded during the first quarter of 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.0 million for the second quarter of 2013 compared to $5.1 million in the second quarter of 2012. For the six months ended June 30, 2013, depreciation and amortization expense was $12.0 million compared to $11.0 million for the same period in 2012.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

                                                                    Return to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
(Gain) loss on sale of assets	$(323)	$(227)	$(532)	$(313)
Results of non-consolidated subsidiaries	(89)	(181)	(185)	(247)
Foreign exchange (gain) loss	1,631	1,355	2,522	330
Interest income	(219)	(13)	(590)	(15)
Rents and royalties	(213)	(255)	(443)	(595)
(Gain) loss on insurance recovery	(7)	(101)	(546)	(3,467)
Legal entity realignment	—	1,860	—	1,860
NYSE Euronext Amsterdam listing	—	683	—	923
Other, net	(150)	97	(185)	(170)
Total other (income) expense, net	$630	$3,218	$41	$(1,694)

We incurred property losses during Hurricane Isaac in 2012. During the first quarter of 2013, the insurer agreed to pay $0.9 million of the claim which resulted in a net gain of $0.5 million after related expenses and the disposal of the assets. We received this initial payment during the second quarter of 2013 and the insurer is continuing to review the remainder of the claim.

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

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Australian Dollar	$164	$(11)	$209	$(15)
British Pound	79	48	541	59
Canadian Dollar	665	519	968	(18)
Euro	126	238	354	(7)
Malaysian Ringgit	106	130	188	79
Mexican Peso	191	191	64	39
Russian Ruble	(60)	(16)	(54)	(56)
Other currencies, net	360	256	252	249
Total (gain) loss	$1,631	$1,355	$2,522	$330

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $2.3 million and $2.2 million, respectively.  Interest expense for the six months ended June 30, 2013 and 2012 was $4.5 million and $4.4 million, respectively.

Income Tax Expense

                                                                    Return to Index

The effective tax rates for the three months ended June 30, 2013 and 2012 were 24.7% and 24.3%, respectively.   The effective tax rates for the year-to-date 2013 and 2012 were 25.4% and 24.6%, respectively. Included in the six months ended June 30, 2012 is the reversal of $1.1 million in tax valuation allowance related to various jurisdictions.

Segment Analysis

Our operations are managed primarily in three complementary segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by operating segment for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		% Change
	2013	2012	2013/2012
Revenue:	(Unaudited)
Reservoir Description	$129,222	$126,462	2%
Production Enhancement	110,199	99,547	11%
Reservoir Management	23,718	20,997	13%
Consolidated	$263,139	$247,006	7%
Operating income (loss):
Reservoir Description	$36,918	$38,076	(3)%
Production Enhancement	37,239	29,564	26%
Reservoir Management	7,475	7,113	5%
Corporate and Other[1]	237	(2,627)	NM
Consolidated	$81,869	$72,126	14%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Six Months Ended June 30,		% Change
	2013	2012	2013/2012
Revenue:	(Unaudited)
Reservoir Description	$254,467	$242,568	5%
Production Enhancement	217,630	196,280	11%
Reservoir Management	51,969	42,349	23%
Consolidated	$524,066	$481,197	9%
Operating income (loss):
Reservoir Description	$71,769	$70,491	2%
Production Enhancement	71,477	63,095	13%
Reservoir Management	17,321	15,028	15%
Corporate and Other[1]	339	(2,582)	NM
Consolidated	$160,906	$146,032	10%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 2%, or $2.8 million, to $129.2 million in the second quarter of 2013, compared to $126.5 million in the second quarter of 2012.  For the six months ended June 30, 2013, revenues increased 5%, or $11.9 million, to $254.5 million, compared to $242.6 million for the same period of 2012. This segment’s operations, which focus on international crude-oil related products, continued to benefit from increased activity in large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region, the Middle East, including Iraq, Kuwait, and the United Arab Emirates, and deepwater Gulf of Mexico.

                                                                    Return to Index

Operating income in the second quarter of 2013 decreased by 3%, or $1.2 million, to $36.9 million compared to $38.1 million for the second quarter of 2012.  Operating income for the six months ended June 30, 2013 increased by 2%, or $1.3 million, to $71.8 million compared to $70.5 million for the same period of 2012. This increase is a result of higher sales, including a better mix of projects aimed at more complex reservoirs. Operating margin for the quarter ended June 30, 2013 was 29%. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased by 11%, or $10.7 million, to $110.2 million in the second quarter of 2013 compared to $99.5 million in the second quarter of 2012. Revenues increased by 11%, or $21.4 million, to $217.6 million for the six months ended June 30, 2013, compared to $196.3 million for the same period in 2012. The revenue increase was primarily due to demand for our diagnostic services, both for fracture diagnostics in North America and flood diagnostics internationally, and our patented perforating system technology.

Operating income in the second quarter of 2013 increased by 26%, or $7.7 million, to $37.2 million from $29.6 million for the second quarter of 2012.  For the six months ended June 30, 2013, operating income increased by 13%, to $71.5 million over the same period of 2012. Operating margins were 34% in the second quarter of 2013.  The increase in operating income from 2012 to 2013 was primarily driven by increased demand for the company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies such as SpectraChem™, ZeroWash™, and SpectraFlood™ tracers in North America and internationally.

Reservoir Management

Revenue from the Reservoir Management segment increased by 13% to $23.7 million in the second quarter of 2013 compared to $21.0 million for the second quarter of 2012.  Revenue for the six months ended June 30, 2013 increased by 23% to $52.0 million compared to $42.3 million for the same period in 2012. The increase in revenue was due to the instrumenting of two oil sands projects in Canada for permanent reservoir monitoring and ongoing interest in several of our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new industry project to evaluate the potential of the Pearsall shale, which underlies the shallow portions of the Eagle Ford shale in South Texas.

Operating income in the second quarter of 2013 increased 5% to $7.5 million from $7.1 million for the second quarter of 2012. For the six months ended June 30, 2013, operating income was $17.3 million compared to $15.0 million for the same period in 2012. Operating margins were 32% in the second quarter of 2013. The increase in operating income in the second quarter of 2013 was primarily a result of additional participants in our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp and Eagle Ford plays, and the installation of permanent reservoir monitoring systems in Canada.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the six months ended June 30, 2013 and 2012 (in thousands):

                                                                    Return to Index

	Six Months Ended June 30,		% Change
	2013	2012	2013/2012
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$136,501	$100,894	35%
Less: cash paid for capital expenditures	17,935	14,894	20%
Free cash flow	$118,566	$86,000	38%

The increase in free cash flow for the first six months of 2013 compared to the same period in 2012 was primarily due to an increase in cash from operations.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2013 and 2012 (in thousands):

	Six Months Ended June 30,		% Change
	2013	2012	2013/2012
Cash provided by/(used in):	(Unaudited)
Operating activities	$136,501	$100,894	35%
Investing activities	(20,994)	(14,754)	42%
Financing activities	(111,513)	(92,064)	21%
Net change in cash and cash equivalents	$3,994	$(5,924)	(167)%

The increase in cash flows from operating activities for the first six months of 2013 compared to the same period in 2012 was primarily attributable to an increase in net income and changes in current liabilities and prepaid expenses and other current assets.

Cash flows used in investing activities were higher during the first six months of 2013 when compared to the same period in 2012 primarily due to an increase of $3.0 million in capital expenditures to $17.9 million up from $14.9 million for the six month periods ended June 30, 2013 and 2012, respectively.

Cash flows used in financing activities increased for the first six months of 2013 when compared to the same period in 2012. During the first six months of 2013, we repurchased 742,510 shares of our common stock for an aggregate purchase price of $100.4 million compared to the repurchase of 403,383 shares for an aggregate purchase price of $50.2 million during the same period in 2012. In the first six months of 2013, we increased the amount outstanding on our Credit Facility by $16.0 million, as compared to reducing it by $18.7 million during the first six months of 2012.

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at June 30, 2013. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $18.7 million at June 30, 2013, resulting in an available borrowing capacity under the Credit Facility of $181.3 million.  In addition to those items under the Credit Facility, we had $21.9 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2013.

                                                                    Return to Index

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (4)
April 30, 2013 (1)	167,600	$133.66	167,600	2,771,144
May 31, 2013 (2)	90,260	143.46	90,260	2,685,234
June 30, 2013 (3)	120,109	144.21	120,109	2,599,625
Total	377,969	$139.35	377,969

(1) Contains 10,100 shares valued at approximately $1.4 million, or $134.12 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in April 2013.
(2) Contains 260 shares valued at approximately $36.9 thousand, or $141.90 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in May 2013.
(3) Contains 10,109 shares valued at approximately $1.5 million, or $151.66 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in June 2013.
(4) In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital for a period of 18 months.  This authorization was renewed at subsequent annual or special shareholder meetings.  At our annual shareholders’ meeting on May 16, 2013, our shareholders authorized an extension to repurchase 10% of our issued share capital through November 16, 2014. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

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

CORE LABORATORIES N.V.

Date:	July 19, 2013	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index