Form 10-Q
period 2013-09-30
CORE LABORATORIES N V
filed 2013-10-18
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ______________

Commission File Number: 001-14273

CORE LABORATORIES N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Strawinskylaan 913
Tower A, Level 9
1077 XX Amsterdam
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

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 18, 2013 was 45,365,296.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,204	$19,226
Accounts receivable, net of allowance for doubtful accounts of $3,286 and $3,516 at 2013 and 2012, respectively	205,121	184,774
Inventories	53,646	49,265
Prepaid expenses	13,305	14,959
Income tax receivable	4,359	17,943
Other current assets	9,193	10,740
TOTAL CURRENT ASSETS	307,828	296,907
PROPERTY, PLANT AND EQUIPMENT, net	135,001	125,418
INTANGIBLES, net	10,836	8,721
GOODWILL	163,337	163,337
DEFERRED TAX ASSETS, net	5,866	13,224
OTHER ASSETS	34,608	28,909
TOTAL ASSETS	$657,476	$636,516
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,901	$55,168
Accrued payroll and related costs	35,318	34,919
Taxes other than payroll and income	10,338	11,787
Unearned revenue	12,507	13,868
Income tax payable	10,361	9,542
Other accrued expenses	15,405	15,226
TOTAL CURRENT LIABILITIES	137,830	140,510
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	256,007	234,033
DEFERRED COMPENSATION	34,645	28,112
DEFERRED TAX LIABILITIES, net	5,273	6,777
OTHER LONG-TERM LIABILITIES	39,430	39,171
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,750,002 issued and 45,366,384 outstanding at 2013 and 47,899,584 issued and 46,349,411 outstanding at 2012	1,203	1,233
Additional paid-in capital	—	—
Retained earnings	370,905	361,255
Accumulated other comprehensive income (loss)	(8,108)	(8,413)
Treasury shares (at cost), 1,383,618 at 2013 and 1,550,173 at 2012	(185,783)	(171,845)
Total Core Laboratories N.V. shareholders' equity	178,217	182,230
Non-controlling interests	6,074	5,683
TOTAL EQUITY	184,291	187,913
TOTAL LIABILITIES AND EQUITY	$657,476	$636,516

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2013	2012
	(Unaudited)
REVENUE:
Services	$194,267	$174,465
Product sales	78,896	70,963
Total revenue	273,163	245,428
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	110,087	102,935
Cost of product sales, exclusive of depreciation expense shown below	57,340	52,406
General and administrative expenses, exclusive of depreciation expense shown below	14,346	10,504
Depreciation	6,396	6,170
Amortization	357	289
Other (income) expense, net	41	(2,256)
OPERATING INCOME	84,596	75,380
Interest expense	2,302	2,160
Income before income tax expense	82,294	73,220
Income tax expense	20,490	18,671
Net income	61,804	54,549
Net income (loss) attributable to non-controlling interests	(91)	146
Net income attributable to Core Laboratories N.V.	$61,895	$54,403
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.36	$1.15
Diluted earnings per share attributable to Core Laboratories N.V.	$1.35	$1.14
Cash dividends per share	$0.32	$0.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,526	47,232
Diluted	45,828	47,528

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
REVENUE:
Services	$564,424	$512,883
Product sales	232,805	213,742
Total revenue	797,229	726,625
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	329,901	304,871
Cost of product sales, exclusive of depreciation expense shown below	164,674	155,990
General and administrative expenses, exclusive of depreciation expense shown below	38,328	30,883
Depreciation	17,775	16,554
Amortization	967	865
Other (income) expense, net	82	(3,950)
OPERATING INCOME	245,502	221,412
Interest expense	6,834	6,528
Income before income tax expense	238,668	214,884
Income tax expense	60,190	53,454
Net income	178,478	161,430
Net income (loss) attributable to non-controlling interests	391	160
Net income attributable to Core Laboratories N.V.	$178,087	$161,270
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$3.88	$3.40
Diluted earnings per share attributable to Core Laboratories N.V.	$3.86	$3.38
Cash dividends per share	$0.96	$0.84
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,854	47,436
Diluted	46,150	47,754

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$61,804	$54,549	$178,478	$161,430
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(21)	(21)	(65)	(65)
Amortization to net income of prior service cost	39	39	119	119
Amortization to net income of actuarial loss	117	—	351	—
Income taxes on pension and other postretirement benefit plans	(33)	(5)	(101)	(14)
Comprehensive income	61,906	54,562	178,782	161,470
Comprehensive income (loss) attributable to non-controlling interests	(91)	146	391	160
Comprehensive income attributable to Core Laboratories N.V.	$61,997	$54,416	$178,391	$161,310

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$178,478	$161,430
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,408	13,503
Depreciation and amortization	18,742	17,419
(Gain) on insurance recovery	—	(101)
(Increase) decrease in value of life insurance policies	(3,194)	(1,659)
Deferred income taxes	6,212	(811)
Other non-cash items	676	484
Changes in assets and liabilities:
Accounts receivable	(20,425)	(12,395)
Inventories	(5,143)	(896)
Prepaid expenses and other current assets	14,595	(8,916)
Other assets	(414)	51
Accounts payable	(1,506)	(11,975)
Accrued expenses	1,788	(3,284)
Unearned revenue	(1,361)	(6,321)
Other long-term liabilities	6,792	5,621
Net cash provided by operating activities	210,648	152,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,988)	(24,154)
Patents and other intangibles	(3,083)	(1,096)
Cash settled for acquisition	—	1,632
Investment in non-consolidated affiliates	(50)	—
Proceeds from sale of assets	852	499
Proceeds from insurance recovery	—	101
Premiums on life insurance	(2,553)	(1,727)
Net cash used in investing activities	(31,822)	(24,745)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(51,035)	(53,330)
Proceeds from debt	73,000	41,000
Stock options exercised	83	5
Excess tax benefits from stock-based compensation	2,500	3,479
Debt financing costs	—	(7)
Dividends paid	(44,125)	(39,876)
Repurchase of common shares	(156,271)	(83,350)
Net cash used in financing activities	(175,848)	(132,079)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,978	(4,674)
CASH AND CASH EQUIVALENTS, beginning of period	19,226	29,332
CASH AND CASH EQUIVALENTS, end of period	$22,204	$24,658

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned.  In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements.  Furthermore, the operating results presented for the three and nine months ended September 30, 2013 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2013.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2012 was derived from the 2012 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation.  These reclassifications had no impact on the reported net income or cash flows for the three and nine month periods ended September 30, 2012.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)
Finished goods	$40,218	$38,572
Parts and materials	10,312	8,818
Work in progress	3,116	1,875
Total inventories	$53,646	$49,265

We include freight costs incurred for shipping inventory to customers in the Cost of product sales line of the Consolidated Statements of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with the applicable accounting guidance, which requires us to evaluate these assets for impairment annually or more frequently if an indication of impairment is possible.  Based upon our most recent evaluation at the end of 2012, we determined that goodwill is not impaired.  We amortize intangible assets with a finite life on a straight-line basis over their respective useful lives.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

                                                                    Return to Index

	September 30, 2013	December 31, 2012
	(Unaudited)
Senior notes	$150,000	$150,000
Credit facility	106,000	84,000
Capital lease obligations	39	73
Total debt	256,039	234,073
Less - current maturities of long-term debt and capital lease obligations	32	40
Long-term debt and capital lease obligations, net	$256,007	$234,033

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at September 30, 2013. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $18.7 million at September 30, 2013, resulting in an available borrowing capacity under the Credit Facility of $175.3 million.  In addition to those items under the Credit Facility, we had $24.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2013.

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

The estimated fair value of total debt at September 30, 2013 and December 31, 2012 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three and nine months ended September 30, 2013 and 2012 (in thousands):

                                                                    Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Service cost	$394	$273	$1,178	$845
Interest cost	417	409	1,248	1,262
Expected return on plan assets	(321)	(292)	(961)	(902)
Amortization of transition asset	(21)	(21)	(65)	(65)
Amortization of prior service cost	39	39	119	119
Amortization of actuarial loss	117	—	351	—
Net periodic pension cost	$625	$408	$1,870	$1,259

During the nine months ended September 30, 2013, we contributed approximately $2.0 million to fund the estimated 2013 premiums on investment contracts held by the Dutch Plan.

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

(Unaudited)		Fair Value Measurement at
		September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$16,043	$—	$16,043	$—
Liabilities:
Deferred compensation plan	$23,270	$1,791	$21,479	$—

                                                                    Return to Index

		Fair Value Measurement at
		December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$12,654	$—	$12,654	$—
Liabilities:
Deferred compensation plan	$18,579	$2,667	$15,912	$—

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

7.  EQUITY

During the three months ended September 30, 2013, we repurchased 362,776 of our common shares for $55.9 million. Included in this total were rights to 5,964 shares valued at $0.9 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the nine months ended September 30, 2013, we repurchased 1,105,286 of our common shares for $156.3 million. Included in this total were rights to 32,297 shares valued at $4.6 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

At the annual meeting of shareholders on May 16, 2013, the shareholders approved the cancellation of 1,149,582 shares of our common stock then held as treasury stock. These treasury shares were cancelled on August 1, 2013, after the expiration of the waiting period required under Dutch law. In accordance with ASC 505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital and retained earnings.

In February, May and August 2013, we paid a quarterly dividend of $0.32 per share of common stock.  In addition, on October 8, 2013, we declared a quarterly dividend of $0.32 per share of common stock for shareholders of record on October 18, 2013 and payable on November 20, 2013.

The following table summarizes our changes in equity for the nine months ended September 30, 2013 (in thousands):

                                                                    Return to Index

(Unaudited)	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interests	Total Equity
December 31, 2012	$1,233	$—	$361,255	$(8,413)	$(171,845)	$5,683	$187,913
Stock options exercised	—	(1,411)	—	—	1,494	—	83
Stock based-awards	—	2,291	(327)	—	13,444	—	15,408
Tax benefit of stock-based awards issued	—	2,500	—	—	—	—	2,500
Repurchase of common shares	—	—	—	—	(156,271)	—	(156,271)
Dividends paid	—	—	(44,125)	—	—	—	(44,125)
Cancellation of common shares	(30)	(3,380)	(123,985)	—	127,395	—	—
Amortization of deferred pension costs, net of tax	—	—	—	305	—	—	305
Net income (loss)	—	—	178,087	—	—	391	178,478

September 30, 2013	$1,203	$—	$370,905	$(8,108)	$(185,783)	$6,074	$184,291

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
	(Unaudited)
Prior service cost	$(526)	$(616)
Transition asset	146	195
Unrecognized net actuarial loss	(7,728)	(7,992)
Total accumulated other comprehensive income (loss)	$(8,108)	$(8,413)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	45,526	47,232	45,854	47,436
Effect of dilutive securities:
Stock options	—	11	1	12
Performance shares	135	136	115	128
Restricted stock	167	149	180	178
Weighted average diluted common and potential common shares outstanding	45,828	47,528	46,150	47,754

                                                                    Return to Index

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Sale of assets	$(155)	$(70)	$(687)	$(383)
Results of non-consolidated subsidiaries	43	(234)	(142)	(481)
Foreign exchange	518	(610)	3,040	(280)
Rents and royalties	(156)	(214)	(599)	(809)
Insurance recovery	(336)	(1,023)	(882)	(4,490)
Legal entity realignment	—	—	—	1,860
NYSE Euronext Amsterdam listing	—	—	—	923
Other, net	127	(105)	(648)	(290)
Total other (income) expense, net	$41	$(2,256)	$82	$(3,950)

We incurred property losses during Hurricane Isaac in 2012. During 2013, the insurer agreed to pay a portion of the claim which resulted in a net gain of $0.9 million after related expenses and the disposal of the assets. The insurer is continuing to review the remainder of the claim.

During the second quarter of 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the NYSE Euronext Amsterdam Stock Exchange.

As a result of a supply disruption in 2011 from a key vendor that provided certain high performance specialty steel tubulars used with our perforating systems, we filed a claim under our business interruption insurance policy which was fully settled during 2012 for $4.4 million. We recorded a gain of $3.4 million in the first quarter of 2012 for the initial payment and a gain of $1.0 million in the third quarter of 2012 when the claim was settled and closed.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Australian Dollar	$182	$47	$391	$32
British Pound	(430)	(127)	111	(68)
Canadian Dollar	(278)	(581)	690	(599)
Euro	266	(59)	620	(66)
Indonesian Rupiah	320	18	373	158
Malaysian Ringgit	144	(33)	332	46
Mexican Peso	52	(179)	116	(140)
Russian Ruble	16	164	(38)	108
Other currencies, net	246	140	445	249
Total (gain) loss	$518	$(610)	$3,040	$(280)

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2013 and 2012 were 24.9% and 25.5%, respectively.   The effective tax rates for the year-to-date 2013 and 2012 were 25.2% and 24.9%, respectively. The change in tax expense reflects the change in activity levels among jurisdictions with different tax rates.

                                                                    Return to Index

11.  SEGMENT REPORTING

We operate our business in three reportable segments:  (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management.  These segments provide different services and products and utilize different technologies.

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

Results for these segments are presented below.  We use the same accounting policies to prepare our segment results as are used to prepare our Consolidated Financial Statements. All interest and other non-operating income (expense) is attributable to the Corporate & Other area and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2013
Revenues from unaffiliated customers	$131,533	$119,511	$22,119	$—	$273,163
Inter-segment revenues	656	791	301	(1,748)	—
Segment operating income (loss)	35,938	42,284	6,516	(142)	84,596
Total assets (at end of period)	320,505	261,970	37,005	37,996	657,476
Capital expenditures	5,414	1,467	285	1,887	9,053
Depreciation and amortization	3,856	2,196	312	389	6,753
Three Months Ended September 30, 2012
Revenues from unaffiliated customers	$124,156	$100,871	$20,401	$—	$245,428
Inter-segment revenues	638	972	295	(1,905)	—
Segment operating income (loss)	36,780	32,339	6,029	232	75,380
Total assets (at end of period)	289,830	247,907	28,194	72,601	638,532
Capital expenditures	4,448	1,882	290	2,640	9,260
Depreciation and amortization	3,557	1,874	188	840	6,459
Nine Months Ended September 30, 2013
Revenues from unaffiliated customers	$386,000	$337,141	$74,088	$—	$797,229
Inter-segment revenues	2,131	2,468	1,124	(5,723)	—
Segment operating income (loss)	107,707	113,761	23,837	197	245,502
Total assets	320,505	261,970	37,005	37,996	657,476
Capital expenditures	17,267	5,406	1,321	2,994	26,988
Depreciation and amortization	11,080	5,810	692	1,160	18,742
Nine Months Ended September 30, 2012
Revenues from unaffiliated customers	$366,724	$297,151	$62,750	$—	$726,625
Inter-segment revenues	1,934	2,055	1,099	(5,088)	—
Segment operating income (loss)	107,271	95,434	21,057	(2,350)	221,412
Total assets	289,830	247,907	28,194	72,601	638,532
Capital expenditures	10,594	6,150	730	6,680	24,154
Depreciation and amortization	10,549	4,374	530	1,966	17,419
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

In July 2013, the FASB issued ASU 2013-11 relating to income taxes (FASB ASC Topic 740), which provides guidance on the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2013 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the "2012 Annual Report").

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

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

Our business units have been aggregated into three complementary reportable segments, which provide services and products for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established.  Based on recent activity levels, we believe that the current level of activities, workflows, and operating margins within North America will remain similar to that experienced in the first nine months of 2013, but we believe activity outside North America, particularly those relating to oil development projects, will grow moderately throughout 2013.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

                                                                    Return to Index

(Unaudited)	Three Months Ended September 30,				% Change
	2013		2012		2013/2012
REVENUE:
Services	$194,267	71%	$174,465	71%	11%
Product sales	78,896	29%	70,963	29%	11%
Total revenue	273,163	100%	245,428	100%	11%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	110,087	57%	102,935	59%	7%
Cost of product sales, exclusive of depreciation expense shown below*	57,340	73%	52,406	74%	9%
Total cost of services and product sales	167,427	61%	155,341	63%	8%
General and administrative expenses	14,346	5%	10,504	4%	37%
Depreciation and amortization	6,753	2%	6,459	3%	5%
Other (income) expense, net	41	0%	(2,256)	(1)%	(102)%
Operating income	84,596	31%	75,380	31%	12%
Interest expense	2,302	1%	2,160	1%	7%
Income before income tax expense	82,294	30%	73,220	30%	12%
Income tax expense	20,490	8%	18,671	8%	10%
Net income	61,804	23%	54,549	22%	13%
Net income (loss) attributable to non-controlling interests	(91)	0%	146	0%	(162)%
Net income attributable to Core Laboratories N.V.	$61,895	23%	$54,403	22%	14%
* Percentage based on applicable revenue rather than total revenue.

(Unaudited)	Nine Months Ended September 30,				% Change
	2013		2012		2013/2012
REVENUE:
Services	$564,424	71%	$512,883	71%	10%
Product sales	232,805	29%	213,742	29%	9%
Total revenue	797,229	100%	726,625	100%	10%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	329,901	58%	304,871	59%	8%
Cost of product sales, exclusive of depreciation expense shown below*	164,674	71%	155,990	73%	6%
Total cost of services and product sales	494,575	62%	460,861	63%	7%
General and administrative expenses	38,328	5%	30,883	4%	24%
Depreciation and amortization	18,742	2%	17,419	2%	8%
Other (income), net	82	0%	(3,950)	(1)%	(102)%
Operating income	245,502	31%	221,412	30%	11%
Interest expense	6,834	1%	6,528	1%	5%
Income before income tax expense	238,668	30%	214,884	30%	11%
Income tax expense	60,190	8%	53,454	7%	13%
Net income	178,478	22%	161,430	22%	11%
Net income (loss) attributable to non-controlling interests	391	0%	160	0%	144%
Net income attributable to Core Laboratories N.V.	$178,087	22%	$161,270	22%	10%
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

Operating Results for the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012 (unaudited)

Services Revenue

Services revenue increased to $194.3 million for the third quarter of 2013, up 11% when compared to $174.5 million for the third quarter of 2012.  For the nine months ended September 30, 2013, services revenue increased to $564.4 million, up 10% when compared to $512.9 million for the same period of 2012.  The increase in services revenue was primarily due to our continued focus on worldwide crude-oil related and large natural gas for liquefaction projects, especially those related to the development of deepwater fields offshore West and East Africa, the eastern Mediterranean, and the Gulf of Mexico.

Product Sales Revenue

Revenue associated with product sales was up 11% to $78.9 million for the third quarter of 2013, compared to $71.0 million for the third quarter of 2012. For the nine months ended September 30, 2013, product sales revenues increased to $232.8 million, up 9% from the same period in 2012. The increase in product sales revenue, focusing primarily on North American tight-oil developments, was due to greater market penetration of our patented and proprietary perforating technologies despite the decline in drilling activity in North America. North America rig count was down over 3% this quarter compared to the same quarter of last year.

Cost of Services

Cost of services expressed as a percentage of services revenue was 57% for the quarter ended September 30, 2013, an improvement from 59% in the same period in 2012. For the nine months ended September 30, 2013, cost of services expressed as a percentage of services revenue was 58%, an improvement from 59% in the same period in 2012. The margin improvement is a result of higher sales, including a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue was 73% for the quarter ended September 30, 2013, an improvement from 74% during the same period in 2012. For the nine months ended September 30, 2013, cost of product sales expressed as a percentage of product sales revenue was 71%, an improvement from 73% during the same period in 2012. The decrease in cost of sales as a percentage of product sales revenue was primarily due to the growing demand for our new technologies which led to an overall increase in sales, which improved absorption of our fixed cost structure.

General and Administrative Expenses

General and administrative ("G&A") expenses include corporate management and centralized administrative services that benefit our operations. G&A expenses for the third quarter of 2013 were 5.3% of revenue, an increase from the third quarter of 2012 when these expenses represented 4.3% of revenue. For the nine months ended September 30, 2013, G&A expenses were 4.8% of revenue, an increase from the same period in 2012 when they were 4.3% of revenue. The increase for the three and nine months ended September 30, 2013 was primarily attributable to increases in compensation costs, including variable compensation, recorded during 2013.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.8 million for the third quarter of 2013 compared to $6.5 million in the third quarter of 2012. For the nine months ended September 30, 2013, depreciation and amortization expense was $18.7 million compared to $17.4 million for the same period in 2012. For the three and nine months ended September 30, 2013, the increase is a result of growth in our client-directed capex program resulting from continued improvement in industry activity, particularly internationally and in the deepwater environment.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

                                                                    Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Sale of assets	$(155)	$(70)	$(687)	$(383)
Results of non-consolidated subsidiaries	43	(234)	(142)	(481)
Foreign exchange	518	(610)	3,040	(280)
Rents and royalties	(156)	(214)	(599)	(809)
Insurance recovery	(336)	(1,023)	(882)	(4,490)
Legal entity realignment	—	—	—	1,860
NYSE Euronext Amsterdam listing	—	—	—	923
Other, net	127	(105)	(648)	(290)
Total other (income) expense, net	$41	$(2,256)	$82	$(3,950)

We incurred property losses during Hurricane Isaac in 2012. During 2013, the insurer agreed to pay a portion of the claim which resulted in a net gain of $0.9 million after related expenses and the disposal of the assets. The insurer is continuing to review the remainder of the claim and we anticipate this being concluded in the fourth quarter of 2013.

During the second quarter of 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the NYSE Euronext Amsterdam Stock Exchange.

As a result of a supply disruption in 2011 from a key vendor that provided certain high performance specialty steel tubulars used with our perforating systems, we filed a claim under our business interruption insurance policy which was fully settled during 2012 for $4.4 million. We recorded a gain of $3.4 million in the first quarter of 2012 for the initial payment and a gain of $1.0 million in the third quarter of 2012 when the claim was settled and closed.

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Australian Dollar	$182	$47	$391	$32
British Pound	(430)	(127)	111	(68)
Canadian Dollar	(278)	(581)	690	(599)
Euro	266	(59)	620	(66)
Indonesian Rupiah	320	18	373	158
Malaysian Ringgit	144	(33)	332	46
Mexican Peso	52	(179)	116	(140)
Russian Ruble	16	164	(38)	108
Other currencies, net	246	140	445	249
Total (gain) loss	$518	$(610)	$3,040	$(280)

Interest Expense

Interest expense for the three months ended September 30, 2013 and 2012 was $2.3 million and $2.2 million, respectively.  Interest expense for the nine months ended September 30, 2013 and 2012 was $6.8 million and $6.5 million, respectively.

Income Tax Expense

                                                                    Return to Index

The effective tax rates for the three months ended September 30, 2013 and 2012 were 24.9% and 25.5%, respectively.   The effective tax rates for the nine months ended September 30, 2013 and 2012 were 25.2% and 24.9%, respectively. The change in tax expense reflects the change in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management.  The following tables summarize our results by segment for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		% Change
	2013	2012	2013/2012
Revenue:	(Unaudited)
Reservoir Description	$131,533	$124,156	6%
Production Enhancement	119,511	100,871	18%
Reservoir Management	22,119	20,401	8%
Consolidated	$273,163	$245,428	11%
Operating income (loss):
Reservoir Description	$35,938	$36,780	(2)%
Production Enhancement	42,284	32,339	31%
Reservoir Management	6,516	6,029	8%
Corporate and Other[1]	(142)	232	NM
Consolidated	$84,596	$75,380	12%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Nine Months Ended September 30,		% Change
	2013	2012	2013/2012
Revenue:	(Unaudited)
Reservoir Description	$386,000	$366,724	5%
Production Enhancement	337,141	297,151	13%
Reservoir Management	74,088	62,750	18%
Consolidated	$797,229	$726,625	10%
Operating income (loss):
Reservoir Description	$107,707	$107,271	0%
Production Enhancement	113,761	95,434	19%
Reservoir Management	23,837	21,057	13%
Corporate and Other[1]	197	(2,350)	NM
Consolidated	$245,502	$221,412	11%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment increased 6%, or $7.4 million, to $131.5 million in the third quarter of 2013, compared to $124.2 million in the third quarter of 2012.  For the nine months ended September 30, 2013, revenue increased 5%, or $19.3 million, to $386.0 million, compared to $366.7 million for the same period of 2012. This segment’s operations, which focus on international crude-oil related products, continued to benefit from increased activity in large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region, the Middle East, including Iraq, Kuwait, and the United Arab Emirates, and deepwater Gulf of Mexico.

Operating income in the third quarter of 2013 decreased by 2%, or $0.8 million, to $35.9 million compared to $36.8 million for the third quarter of 2012 reflecting higher than normal corporate general and administrative costs.  Operating income for the

                                                                    Return to Index

nine months ended September 30, 2013 increased by $0.4 million, to $107.7 million compared to $107.3 million for the same period of 2012. Operating margin for the quarter ended September 30, 2013 was 27%. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased by 18%, or $18.6 million, to $119.5 million in the third quarter of 2013 compared to $100.9 million in the third quarter of 2012. Revenues increased by 13%, or $40.0 million, to $337.1 million for the nine months ended September 30, 2013, compared to $297.2 million for the same period in 2012. The revenue increase was primarily due to demand for our diagnostic services, both for fracture diagnostics in North America and flood diagnostics internationally, and our proprietary perforating system technology.

Operating income in the third quarter of 2013 increased by 31%, or $9.9 million, to $42.3 million from $32.3 million for the third quarter of 2012.  For the nine months ended September 30, 2013, operating income increased by 19%, to $113.8 million over the same period of 2012. Operating margins were 35% in the third quarter of 2013.  The increase in operating income from 2012 to 2013 was primarily driven by increased demand for the Company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies and services such as FlowProfiler™, SpectraChem®, ZeroWash®, and SpectraFlood™ tracers in North America and internationally.

Reservoir Management

Revenue from the Reservoir Management segment increased by 8% to $22.1 million in the third quarter of 2013 compared to $20.4 million for the third quarter of 2012.  Revenue for the nine months ended September 30, 2013 increased by 18% to $74.1 million compared to $62.8 million for the same period in 2012. The increase in revenue was due to the instrumenting of two oil sands projects in Canada for permanent reservoir monitoring and ongoing interest in several of our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new joint-industry projects in the Williston Basin targeting the tight oil of the entire Three Forks sections and a study in the Appalachian Basin of the emerging Devonian shales in the liquids window.

Operating income in the third quarter of 2013 increased 8% to $6.5 million from $6.0 million for the third quarter of 2012. For the nine months ended September 30, 2013, operating income was $23.8 million compared to $21.1 million for the same period in 2012. Operating margins were 29% in the third quarter of 2013. The increase in operating income in the third quarter of 2013 was primarily a result of additional participants in our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp and Eagle Ford plays.
Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations.  Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures.  Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies.  The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the nine months ended September 30, 2013 and 2012 (in thousands):

                                                                    Return to Index

	Nine Months Ended September 30,		% Change
	2013	2012	2013/2012
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$210,648	$152,150	38%
Less: cash paid for capital expenditures	26,988	24,154	12%
Free cash flow	$183,660	$127,996	43%

The increase in free cash flow for the first nine months of 2013 compared to the same period in 2012 was primarily due to an increase in cash from operations.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2013 and 2012 (in thousands):

	Nine Months Ended September 30,		% Change
	2013	2012	2013/2012
Cash provided by/(used in):	(Unaudited)
Operating activities	$210,648	$152,150	38%
Investing activities	(31,822)	(24,745)	29%
Financing activities	(175,848)	(132,079)	33%
Net change in cash and cash equivalents	$2,978	$(4,674)	164%

The increase in cash flows from operating activities for the first nine months of 2013 compared to the same period in 2012 was primarily attributable to an increase in net income and changes in current liabilities and prepaid expenses and other current assets.

Cash flows used in investing activities were higher during the first nine months of 2013 when compared to the same period in 2012. During the nine month period ended September 30, 2013 there was an increase of $2.0 million in expenditures for intangible assets compared to the same period in 2012. Capital expenditures were $2.8 million higher in the first nine months of 2013 compared to 2012.

Cash flows used in financing activities increased for the first nine months of 2013 when compared to the same period in 2012. During the first nine months of 2013, we repurchased 1,105,286 shares of our common stock for an aggregate purchase price of $156.3 million compared to the repurchase of 686,896 shares for an aggregate purchase price of $83.4 million during the same period in 2012. In the first nine months of 2013, we increased the amount outstanding on our Credit Facility by $22.0 million, as compared to reducing it by $12.3 million during the first nine months of 2012. We increased the amount of our quarterly dividend from 28 cents per share to 32 cents per share resulting in dividend payments of $44.1 million paid during the first nine months of 2013, an increase of $4.2 million over the $39.9 million paid during the first nine months of 2012.

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

We maintain a credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at September 30, 2013. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million if certain conditions are met.  The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%.  Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $18.7 million at September 30, 2013, resulting in an available borrowing capacity under the Credit Facility of $175.3 million.  In addition to

                                                                    Return to Index

those items under the Credit Facility, we had $24.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2013.

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

In July 2013, the FASB issued ASU 2013-11 relating to income taxes (FASB ASC Topic 740), which provides guidance on the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the impact that the adoption of this standard may have on our consolidated financial statements.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)
July 31, 2013	123,500	$151.56	123,500	2,476,125
August 31, 2013 (1)	139,325	150.14	139,325	3,375,674
September 30, 2013 (2)	99,951	162.27	99,951	3,291,382
Total	362,776	$153.97	362,776

(1) Contains 1,354 shares valued at approximately $0.2 million, or $154.19 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in August 2013.
(2) Contains 4,610 shares valued at approximately $0.7 million, or $151.51 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in September 2013.
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

                                                                    Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended in 2012 (including English translation)	Exhibit 3.1 filed on February 19, 2013 with 2012 10-K (File No. 001-14273)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	XBRL Instance Document	Filed herewith
101.SCH	-	XBRL Schema Document	Filed herewith
101.CAL	-	XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	XBRL Label Linkbase Document	Filed herewith
101.PRE	-	XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	XBRL Definition Linkbase Document	Filed herewith

                                                                    Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.

Date:	October 18, 2013	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index