Form 10-K
period 2013-12-31
CORE LABORATORIES N V
filed 2014-02-13
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2013, the number of common shares outstanding was 45,709,251. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $6,789,682,464.

As of February 12, 2014, the number of common shares outstanding was 44,855,765.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2014, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
This document (excluding exhibits) contains 68 pages.
The table of contents is set forth on the following page. The exhibit index begins on page 34.

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

More information relating to our acquisitions is included in Part II, Item 8 of this Form 10-K in Note 3 of the Notes to Consolidated Financial Statements ("Notes to Consolidated Financial Statements").

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 71%, 71% and 69% of our revenue from operations for the years ended December 31, 2013, 2012 and 2011, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales accounted for approximately 29%, 29% and 31% of our revenue from operations for the years ended December 31, 2013, 2012 and 2011, respectively.

Our product sales backlog at December 31, 2013 was approximately $36.8 million compared to $33.4 million at December 31, 2012. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2013 will be completed in 2014.

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

Production Enhancement

We provide diagnostic services and products to help optimize completion and reservoir operations and field developments strategies in order to increase recoverable reserves in the most efficient way. Two production enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding a reservoir with water, carbon dioxide, nitrogen or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and/or flooded to maximize oil and gas recovery. Although Core Laboratories is not a hydraulic fracturing company, we do provide services that are used by others to develop and perform hydraulic fracturing and field flood projects and to evaluate the success of those projects. Our services and technologies play a key role in the success of both methods.

The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a fluid slurry into the reservoir zone at extremely high pressures. This fractures the rock and the proppant materials "props" or holds the fractures open after the pressure pumping is complete so that reservoir fluids can flow to the production wellbore. Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the fluid slurry is compatible with the reservoir rock so that damage does not occur that would restrict production. We also provide testing of various propping agents and software to help pick the best proppant based on net present value calculations of client investments. Our proprietary and patented ZERO WASH® tracer technology is used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

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

Core's patented and proprietary SPECTRACHEM® fracture diagnostic service continued to evolve with the introduction of the SPECTRACHEM®Plus service in early 2009. The SPECTRACHEM®Plus service is effective in determining the effectiveness and efficiency of the hydraulic fracture stimulation of long multistage horizontal wells in oil- and gas-shale plays throughout North America and with growing demand internationally as unconventional resource plays are developed globally. SPECTRACHEM®Plus data sets are used to determine how each frac stage is flowing. Frac stages with ineffective flows may warrant further stimulation, remedial actions and guide improvements on future frac designs.

Our unique completion monitoring system, COMPLETION PROFILER™, helps to determine flow rates from reservoir zones after they have been hydraulically fractured. This provides our clients with a baseline of early production information and can be compared to subsequent production logs later in the life of the well to see if and where hydrocarbon production varies.

Our FLOWPROFILERTM service, a proprietary oil-based tracer technology, which is a further development of our patented SPECTRACHEM® technology and has been in use for more than four years, quantifies the hydrocarbon production from discrete segments in multi-stage horizontal well completions and stimulations in unconventional tight-oil plays. FLOWPROFILERTM technology and the analytical methodology for identifying the oil-soluble tracers are the protected intellectual property of Core Lab.

FLOWPROFILERTM technology employs a unique oil-soluble tracer and water-soluble tracer introduced into specific and isolated stages via the stimulating proppant stream. The oil-soluble tracers are absorbed by the crude oil associated with each stage while the water-soluble tracer remains in the stimulation fluid. When the well is flowed, crude oil and water samples are collected and analyzed in the laboratory to identify and quantify oil flows from each stage and the cleanup of the stimulation fluid. Stages not at optimum flow rates can be identified, precipitating remedial efforts to increase flow and recovery rates, and to provide valuable insight for future wells. This service, which we first used more than four years ago, is being used to monitor offset well interference by sampling offset well oil and water production. The amount of tracer detected in offset wells is being used to help our clients optimize well spacing and the amount of fracturing fluids for each stage.

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

Our PACKSCAN® patented technology is used as a tool to evaluate gravel pack effectiveness in an unconsolidated reservoir. PACKSCAN® measures the density changes in the area around the tool and is designed to observe the changes within the gravel pack annulus to verify the completeness of the gravel pack protection of the wellbore without any additional rig time.

In addition to our many patented reservoir analysis technologies, we have established ourselves as a global leader in the manufacture and distribution of high-performance perforating products. Our unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the drilling and completion of oil and gas wells. Our "systems" approach to the perforating of an oil or gas well has resulted in numerous patented products. Our HERO® (High Efficiency Reservoir Optimization), SUPERHERO® and SUPERHERO®Plus perforating systems have quickly become industry leaders in enhancing reservoir performance. The SUPERHERO® and SUPERHERO®Plus perforating systems complement our successful HERO® line and are designed to optimize wellbore completions and stimulation programs in oil- and gas-shale reservoirs. Evolved from our HERO® charges, the SUPERHERO® and the SUPERHERO®Plus charges use a proprietary and patented design of powdered metal liners and explosives technology that results in a deeper and cleaner perforating tunnel into the oil- and gas-shale reservoir. This allows greater flow of hydrocarbons to the wellbore and helps to maximize hydrocarbon recovery from the reservoir. Moreover, the deeper, near debris-free perforations enable lower fracture initiation pressures, reducing the amount of pressure-pumping horsepower required and its associated cost. SUPERHERO® and SUPERHERO®Plus charges can eliminate the ineffective perforations that would otherwise limit daily oil and natural gas production and hinder the optimal fracture stimulation programs needed for prolific production from the Bakken, Eagle Ford, Marcellus, Niobrara and similar oil- and gas-shale formations. The latest charge development, our HERO Hard Rock or HERO-HRTM charges, are the deepest penetrating perforating charges on the market as certified by API testing. Our manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

Our Horizontal Time-Delayed Ballistics Actuated Sequential Transfer (HTD-BLASTTM) perforating system is a technology useful for the effective and efficient perforation of extended-reach horizontal completions in the Bakken, Eagle Ford, and other shale formations. The HTD-BLASTTM perforating system can be deployed via coiled tubing and currently enables up to 10 perforating events, beginning at the farthest reaches, or toe regions, of extended-reach horizontal wells, or up to 27 perforating events in vertical wellbores. The toe region is the most difficult section of an extended-reach well to effectively perforate and fracture stimulate. The HTD-BLASTTM system significantly improves the potential for production from those sections. A proprietary, time-delayed detonating sequence allows the operator to position and perforate each of the discrete zones being completed in the toe-end of the wellbore. This efficiency, coupled with Core's effective SUPERHERO®Plus perforating charges, results in superior perforations at a greatly reduced operating cost. Superior perforations then allow effective fracture stimulation programs that can maximize production from extended horizontal wells.

We have developed KODIAKTM Enhanced Perforating Systems energetic technology which combines our HERO-HRTM technology, now API-certified as the industry's deepest penetrating perforating charges, with proprietary accelerator propellant pellets to boost the effectiveness of the perforating/stimulating event. The detonation of the perforating charges initiates a complex, sequentially oxidizing reaction of the propellant pellets, thereby generating a high-pressure pulse of gases, which initiates and propagates fractures into the unconventional reservoir sequence, allowing for cleaner perforation tunnels, improvement of the stimulant/proppant injection, and increased hydrocarbon production.

We have experienced technical services personnel to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site services in the completion of oil and gas wells. Our patented X-SPAN® and GTX-SPAN® casing patches are supported by our technical services personnel. These systems are capable of performing in high pressure oil and gas environments and are used to seal non-productive reservoir zones from the producing wellbore.

Reservoir Management

Reservoir description and production enhancement information, when applied across an entire oilfield or formation, is used to maximize daily production and the ultimate total recovery from the reservoir. We are involved in numerous large-scale reservoir management projects, applying proprietary and state-of-the-art techniques from the earliest phases of a field development program until the last economic barrel of oil is recovered. These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us. We also develop and provide industry consortium studies to provide critical reservoir information to a broad spectrum of clients in a cost effective manner such as our multi-client regional reservoir optimization projects for both North America and international studies, especially studies pertaining to unconventional reservoirs such as our ongoing global shale study that examines the shale potential in Central and Southern Europe, North Africa, India, China and Australia among other regions and a joint industry project evaluating the petrophysical, geochemical and production characteristics of the Eagle Ford shale in South Texas. Additional studies being performed are our long running deep water Gulf of Mexico studies, a worldwide characterization of tight-gas sands, with special emphasis in the Middle East region, deepwater studies off the coasts of West Africa and Brazil and a study on the petroleum potential of offshore Vietnam.

We engineer and manufacture permanent real-time reservoir monitoring equipment that is installed in the reservoir for our oil and gas company clients. Our non-electronic ERDTM Pressure and Temperature sensors are characterized in the industry as having some of the highest reliability (95% in 20 Years) and temperature (600° Fahrenheit) ratings. The real-time data obtained from these sensors are used by drilling engineers to make real-time decisions, production engineers to optimize production, and reservoir engineers to prove up models and obtain a clear picture of the reservoir over time.

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

Patents and Trademarks

We believe our patents, trademarks, trade secrets and other intellectual property rights are an important factor in maintaining our technological advantage, although no single one of these is considered essential to our success. Typically, we will seek to protect our intellectual property in all jurisdictions where we believe the cost of such protection is warranted. While we have patented some of our key technologies, we do not patent all of our proprietary technology even where regarded as patentable. We protect our intellectual property, including through the use of appropriate confidentiality agreements, legal enforcement proceedings and by other means.

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 53%, 49% and 49% of our revenue from operations during the years ended December 31, 2013, 2012 and 2011, respectively. Not included in the foregoing percentages are significant levels of our revenue recorded in the U.S. that are sourced from projects on foreign oilfields.

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar to an amount generally equal to the expenses expected to be incurred in such foreign currency. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not always able to eliminate our foreign currency exposure. We have not historically engaged in and are not currently engaged in any significant hedging or currency trading transactions designed to compensate for adverse currency fluctuations. The following graphs summarize our reported revenue by geographic region (in contrast to the location of the reservoirs) for the years ended December 31, 2013, 2012 and 2011:

Geographic Breakdown of Revenue

Environmental Regulation

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to protection of the environment and the manner in which chemicals and gases used in our analytical and manufacturing processes are handled and generated wastes are disposed. Consistent with our quality assurance and control principles, we have established proactive environmental policies for the management of these chemicals and gases as well as the handling, recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations, whether at the federal, provincial, regional, state or local levels, may require the acquisition of permits to conduct regulated activities, capital expenditures to limit or prevent emissions and discharges, and stringent practices to handle, recycle and dispose of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief. The trend in environmental regulation has been to place more restrictions and limitations on activities that may adversely affect the environment and thus any changes in environmental laws and regulations that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements or well drilling, construction, completion, development or production activities could have a material adverse effect on our operations and financial position. For example, the adoption of laws or regulations that restrict emissions of carbon dioxide, methane and other gases referred to as “greenhouse gases,” from certain stationary sources in the United States that are potential major sources of greenhouse gas emissions because the government believes that such emissions endanger public health or the environment, or limit or prohibit hydraulic fracturing in areas of the United States because of concerns of adverse impacts from such fracturing activities on drinking water sources could delay, curtail or increase the cost of operations by oil and natural gas exploration and production operators, many of whom are our clients. Moreover, the occurrence of such new laws or regulations could increase the cost of carbon-based fuels and lower the demand for the oil and natural gas produced by our clients which could result in a decrease in the demand for our services. In another example, in the aftermath of the April 2010 fire and explosion aboard the Deepwater Horizon drilling rig and resulting oil spill from the Macondo well operated by a third party in ultra-deep water in the U.S. Gulf of Mexico, there have been a series of regulatory initiatives developed and implemented by the U.S. Department of the Interior or its administering bureaus relating to offshore operational safety, permitting and certification standards that have had and may continue to have an adverse impact on the pace of exploration and production activities by oil and natural gas operators in the Gulf of Mexico, many of whom are our clients, and that, in turn, may adversely affect the demand for our products and services to those offshore operators.

Our analytical and manufacturing processes involve the handling and use of numerous chemicals and gases as well as the generation of wastes. Spills or releases of these chemicals, gases, and wastes at our facilities, whether by us or prior owners or operators, or at offsite locations where we transport them for recycling or disposal could subject us to environmental liability, either from the applicable government agency or private landowners or other third parties. Such liabilities could be strict, joint and several, as is applicable in the United States under such laws as the federal Comprehensive Environmental Response, Compensation and Liability Act and the federal Resource Conservation and Recovery Act. This could also include costs of cleaning up chemicals and wastes released into the environment and for damages to properties or natural resources. As a result of such actions, we could be required to remove previously disposed wastes (including wastes disposed of or released by prior owners or operators), remediate environmental contamination (including contaminated groundwater), and undertake measures to prevent future contamination. We may not be able to recover some or any of these remedial or corrective costs from insurance. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

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

The oil and gas industry is highly cyclical and has been subject to significant economic downturns at various times as a result of numerous factors affecting the supply of and demand for oil and natural gas, including the level of capital expenditures of the oil and gas industry, the level of drilling activity, the level of production activity, market prices of oil and gas, economic conditions existing in the world, interest rates and the cost of capital, environmental regulations, tax policies, political requirements of national governments, coordination by the Organization of Petroleum Exporting Countries ("OPEC"), cost of producing oil and natural gas, and technological advances.

Employees

As of December 31, 2013, we had approximately 5,000 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield services and products is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our services and products, which are summarized as:

▪	general and economic business conditions;

▪	market prices of oil and gas and expectations about future prices;

▪	cost of producing and the ability to deliver oil and natural gas;

▪	the level of drilling and production activity;

▪	mergers, consolidations and downsizing among our clients;

▪	coordination by OPEC;

▪	the impact of commodity prices on the expenditure levels of our clients;

▪	financial condition of our client base and their ability to fund capital expenditures;

▪	the physical effects of climatic change, including adverse weather or geologic/geophysical conditions;

▪	the adoption of legal requirements or taxation relating to climate change that lower the demand for petroleum-based fuels;

▪	civil unrest or political uncertainty in oil producing or consuming countries;

▪	level of consumption of oil, gas and petrochemicals by consumers;

▪	changes in existing laws, regulations, or other governmental actions, including temporary or permanent moratoria on hydraulic fracturing or offshore drilling;

▪	the business opportunities (or lack thereof) that may be presented to and pursued by us;

▪	availability of services and materials for our clients to grow their capital expenditures;

▪	ability of our clients to deliver product to market;

▪	availability of materials and equipment from key suppliers; and

▪	cyber-attacks on our network that disrupt operations or result in lost or compromised critical data.

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

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 53%, 49% and 49% of our revenue during the years ended December 31, 2013, 2012 and 2011, respectively. Not included in the foregoing percentages are significant levels of our revenues recorded in the U.S. that are sourced from projects on foreign oilfields. Our operations, and those of our clients, are subject to the various laws and regulations of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

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

The success of any completed acquisition will depend on our ability to effectively integrate the acquired business into our existing operations. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our managerial and financial resources. In addition, possible future acquisitions may be larger and for purchase prices significantly higher than those paid for earlier acquisitions. No assurance can be given that we will be able to continue to identify additional suitable acquisition opportunities, negotiate acceptable terms, obtain financing for acquisitions on acceptable terms or successfully acquire identified targets. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our financial condition and results of operation.

We are subject to a variety of environmental and worker health and safety laws and regulations, which may result in increased costs and significant liability to our business.

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

Due to concern over the risk of climate change, there has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. Regulatory frameworks adopted, or being considered for adoption, to reduce GHG emissions include cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. For example, the European Emissions Trading Scheme is a program through which many of the European Union member states are implementing cap and trade controls covering numerous power stations and industrial facilities. Also, international accords for GHG reduction are evolving, but they have uncertain timing and outcome, making it difficult to predict their business impact. These proposed or promulgated laws and legal initiatives apply or could apply in countries where we have interests or may have interests in the future. These requirements could make our products and services more expensive, lengthen project implementation times, and reduce demand for the production of oil and natural gas, which could decrease demand for our products and services. In the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing emissions of GHGs and Congress has from time to time considered legislation to reduce emissions of GHGs but no such legislation has yet been adopted. However, the United States Environmental Protection Agency (“EPA”) has made findings in December 2009 that emissions of GHGs present a danger to public health and the environment and, based on these findings, has adopted regulations under existing provisions of the federal Clean Air Act that restrict emissions of GHGs from certain large stationary sources that are potential major sources of GHG emissions and that require the monitoring and reporting of GHG emissions from specified onshore and offshore production sources in the United States on an annual basis, which include the operations of many of our exploration and production clients. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions in the United State would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our clients’ operations could require our clients to incur increased costs and also could adversely affect demand for the oil and natural gas that they produce, which could decrease demand for our products and services.
Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. Hydraulic fracturing activity is more extensively pursued in the United States than internationally. Some countries outside the United States, such as Bulgaria and France, currently have imposed moratoria on hydraulic fracturing while other countries, such as the United Kingdom, allow fracturing activities but those activities are not as widely pursued as they are in the United States. In the United States, the fracturing process is typically regulated by state oil and gas commissions, but the EPA has asserted limited regulatory authority over hydraulic fracturing, and has indicated it might seek to further expand its regulation of hydraulic fracturing. In addition, the United States Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions related to the hydraulic fracturing process are adopted in areas where our exploration and production clients’ operate, those clients could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our products and services. Further, several federal governmental agencies in the United States are conducting reviews and studies on the environmental aspects of hydraulic fracturing activities. In particular, the EPA is pursuing a study on the potential environmental effects of hydraulic fracturing on drinking water sources, with a draft report expected to be issued for public comment and peer review in 2014. On-going or future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing in the United States, which events could delay or curtail production of natural gas by exploration and production operators, some of which are our clients, and thus reduce demand for our products and services.
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

Because we are a Netherlands company, it may be difficult for you to take legal action against our supervisory directors or us and it may not be possible to obtain or enforce judgments against us.

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

Our operations are subject to the risk of cyber-attacks that could have a material adverse effect on our consolidated results of operations and consolidated financial condition.

Our information technology systems are subject to possible breaches and other threats that could cause us harm. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by loss or damage of intellectual property, proprietary information, or client data, interruption of business operations, or additional costs to prevent, respond to, or mitigate cyber security attacks. These risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

Regulations related to conflict-free minerals could limit the supply and increase the cost of certain metals used in our manufacturing processes.

In August 2012, the SEC issued their final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding mandatory disclosure and reporting requirements by public companies of their use of “conflict minerals” (tantalum, tin, tungsten and gold) and whether these minerals originate in the Democratic Republic of Congo or adjoining countries. We have performed specified reasonable country of origin inquiry activities throughout the 2013 calendar year, and will provide our first report in May 2014. As our suppliers determine the original source of the conflict minerals they sell or use in their manufacturing processes, we may find that sourcing at competitive prices and availability in sufficient quantities of certain of these conflict minerals could be affected. If the number of suppliers who provide conflict-free minerals is limited, this could have a material adverse effect on the Company's ability to purchase these products or to purchase these products at a favorable price or on favorable terms in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 2.9 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.9 million square feet and own approximately 1.0 million square feet. We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Aberdeen, Scotland; Abu Dhabi, UAE; Calgary, Canada; Houston, Texas; Kuala Lumpur, Malaysia; and Rotterdam, The Netherlands. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have significant manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment. Our facilities are adequate for our current operations; however, expansion into new facilities or the replacement or modification of existing facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

See Note 11 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") and the NYSE Euronext Amsterdam Stock Exchange ("NYSE Euronext Amsterdam") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE and NYSE Euronext Amsterdam are set in the following table for the periods indicated:

	NYSE		Euronext Amsterdam (1)
	(U.S. Dollars)		(Euros)
2013	High	Low	High		Low
Fourth Quarter	$200.00	$$168.43		€158.00		€126.00
Third Quarter	$170.86	$$145.07		€135.00		€113.00
Second Quarter	$155.32	$$124.27		€117.50		€98.00
First Quarter	$139.91	$$108.16		€108.50		€82.00
2012
Fourth Quarter	$123.51	$$94.72		€93.00		€73.00
Third Quarter	$133.19	$$104.31		€98.00		€88.00
Second Quarter	$143.21	$$110.86		€111.95		€91.50
First Quarter	$133.85	$$104.81	€	n/a	€	n/a

(1) Our common shares were admitted for trading on the NYSE Euronext Amsterdam on May 16, 2012.

On February 12, 2014, the closing price, as quoted by the NYSE, was $182.30 per share and there were 44,855,765 common shares issued and outstanding held by approximately 186 record holders and approximately 66,557 beneficial holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In July 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.32 and $0.28 per share were paid each quarter of 2013 and 2012, respectively. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions. On January 13, 2014, the Company declared a cash dividend of $0.50 per share to be paid on February 21, 2014.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Standard & Poor's Oil & Gas Equipment and Services Index (which has been selected as our peer group) for the period beginning December 31, 2008 and ending December 31, 2013. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2008 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information is "furnished" and shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2013

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2013:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (4)

October 31, 2013 (1)	114,785	$187.50	114,785	3,194,697
November 30, 2013 (2)	122,563	$187.47	122,563	3,073,034
December 31, 2013 (3)	139,564	$189.48	139,564	3,026,387
Total	376,912	$188.23	376,912

(1)	5,142 shares valued at $0.9 million, or $171.34 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(2)	272 shares valued at $51.6 thousand, or $189.74 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(3)	34,400 shares valued at $6.5 million, or $189.92 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(4)	During the quarter 111,917 treasury shares were distributed relating to stock-based awards and stock options.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 16, 2013, our shareholders authorized an extension until November 16, 2014 to purchase up to 10% of our issued share capital which may be used for any legal purpose. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2013, we have repurchased 36,186,389 shares for an aggregate purchase price of approximately $1.2 billion, or an average price of $32.91 per share. At December 31, 2013, we held 1,648,613 shares in treasury and have the authority to repurchase 3,026,387 additional shares under our stock repurchase program as described in the preceding paragraph.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements each of which is included in this Form 10-K.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share and other data)
Financial Statement Data:
Revenue	$1,073,508	$981,080	$907,648	$794,653	$695,539
Net income attributable to Core Laboratories N.V.	242,811	216,071	184,684	144,917	113,604
Working capital	168,093	156,397	143,353	69,967	284,129
Total assets	661,010	636,516	610,873	650,241	658,166
Long-term debt and capital lease obligations, including current maturities	267,028	234,073	225,419	147,543	209,112
Total equity	169,389	187,913	181,655	292,340	281,758

Earnings Per Share Information:
Net income attributable to Core Laboratories N.V.:
Basic	$5.31	$4.58	$3.99	$3.23	$2.47
Diluted	$5.28	$4.54	$3.82	$3.00	$2.43
Weighted average common shares outstanding:
Basic	45,692	47,211	46,286	44,830	45,939
Diluted	45,994	47,553	48,393	48,241	46,657
Cash dividends declared per common share	$1.28	$1.12	$1.00	$0.890	$0.575

Other Data:
Current ratio (1)	2.24:1	2.11:1	2.00:1	1.25:1	3.67:1
Debt to EBITDA ratio (2)	0.74:1	0.73:1	0.83:1	0.59:1	0.99:1
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: debt divided by the sum of net income plus interest, taxes, depreciation and amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Core Laboratories N.V. is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services and products to the oil and gas industry, primarily through client relationships with many of the world's major, national and independent oil companies.

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

Average prices for West Texas Intermediate ("WTI") crude oil and natural gas increased during 2013 while the average Brent crude oil price per barrel and the average rig count both in North America and worldwide decreased during 2013.

The following table summarizes the average worldwide and U.S. rig counts for the years ended December 31, 2013, 2012 and 2011, as well as the annual average spot price of a barrel of WTI crude, Europe Brent crude and an MMBtu of natural gas:

	2013	2012	2011

Baker Hughes Worldwide Average Rig Count (1)	3,412	3,518	3,465
Baker Hughes U.S. Average Rig Count (1)	1,761	1,919	1,875
Baker Hughes Worldwide Year-End Rig Count (2)	3,478	3,390	3,612
Baker Hughes U.S. Year-End Rig Count (2)	1,771	1,784	2,003
Average Crude Oil Price per Barrel WTI (3)	$97.98	$94.05	$94.87
Average Crude Oil Price per Barrel Brent (4)	$108.56	$111.63	$111.26
Average Natural Gas Price per MMBtu (5)	$3.73	$2.75	$4.00

(1) Twelve month average rig count as reported by Baker Hughes Incorporated - Worldwide Rig Count.
(2) Year-end rig count as reported by Baker Hughes Incorporated - Worldwide Rig Count.
(3) Average daily West Texas Intermediate crude spot price as reported by the U.S. Energy Information Administration.
(4) Average daily Europe Brent crude spot price as reported by the U.S. Energy Information Administration.
(5) Average daily Henry Hub natural gas spot price as reported by the U.S. Energy Information Administration.

Beginning in the third quarter of 2012, certain operators in North America reduced activity levels in response to lower commodity prices which had begun to impact their project economics. While the average U.S. rig count reported by Baker Hughes increased in 2012 over the average rig count in 2011, by the end of 2013 the active rigs working were less than the 2012 average rig count. This decrease in activity led to virtually no growth in activity levels in North America. Outside of the U.S., the worldwide rig count at the end of 2013 was up versus the end of 2012, while activity in certain parts of the world such as West Africa, East Africa, the Middle East and the Asia Pacific region continued to exhibit some strength.

As a result of slow global economic growth from 2009 through 2013, in conjunction with moderate commodity prices, our clients did not materially increase their activity levels. In spite of this, our revenue increased more than 9% over 2012, with operating income increasing over 12%.

Results of Operations

Results of operations as a percentage of applicable revenue are as follows (dollars in thousands):

	2013		2012		2011		2013 / 2012	2012 / 2011
Revenue:							% Change
Services (1)	$765,428	71.3%	$693,895	70.7%	$621,752	68.5%	10.3%	11.6%
Product Sales (1)	308,080	28.7%	287,185	29.3%	285,896	31.5%	7.3%	0.5%
TOTAL REVENUE	1,073,508	100.0%	981,080	100.0%	907,648	100.0%	9.4%	8.1%
OPERATING EXPENSES:
Cost of services* (1)	444,963	58.1%	413,086	59.5%	395,303	63.6%	7.7%	4.5%
Cost of product sales* (1)	218,005	70.8%	208,733	72.7%	198,066	69.3%	4.4%	5.4%
Total cost of services and product sales	662,968	61.8%	621,819	63.4%	593,369	65.4%	6.6%	4.8%
General and administrative expenses (1)	51,988	4.8%	43,185	4.4%	41,141	4.5%	20.4%	5.0%
Depreciation and amortization	25,471	2.4%	22,917	2.3%	23,303	2.6%	11.1%	(1.7)%
Other (income) expense, net	(338)	—%	(4,121)	(0.4)%	(919)	(0.1)%	NM	NM
OPERATING INCOME	333,419	31.1%	297,280	30.3%	250,754	27.6%	12.2%	18.6%
Loss on early extinguishment of debt	—	—%	—	—%	1,012	0.1%	—%	(100.0)%
Interest expense	9,317	0.9%	8,820	0.9%	10,900	1.2%	5.6%	(19.1)%
Income before income tax expense	324,102	30.2%	288,460	29.4%	238,842	26.3%	12.4%	20.8%
Income tax expense	80,908	7.5%	71,848	7.3%	54,198	6.0%	12.6%	32.6%
Net income	243,194	22.7%	216,612	22.1%	184,644	20.3%	12.3%	17.3%
Net income attributable to non-controlling interest	383	—%	541	0.1%	(40)	—%	NM	NM
Net income attributable to Core Laboratories N.V.	$242,811	22.6%	$216,071	22.0%	$184,684	20.3%	12.4%	17.0%

Diluted earnings per share attributable to Core Laboratories N.V.	$5.28		$4.54		$3.82		16.3%	18.8%

Diluted weighted average common shares outstanding	45,994		47,553		48,393

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.
(1) Excludes depreciation.

Operating Results for the Year Ended December 31, 2013 Compared to the Years Ended December 31, 2012 and 2011

We evaluate our operating results by analyzing revenue, operating income and net income margin (defined as net income divided by total revenue). Since we have a relatively fixed cost structure, increases in revenue generally translate into higher operating income results as well as net income margin percentages. Results for the years ended December 31, 2013, 2012 and 2011 are summarized in the following chart:

INCOME AND MARGIN ANALYSIS

Services Revenue

Services revenue increased to $765.4 million for 2013 from $693.9 million for 2012 and $621.8 million for 2011. The increase in services revenue from 2012 to 2013 was primarily due to our continued focus on existing fields and fields under development, as opposed to increasingly volatile and downward trends in exploration efforts. The increase in services revenue from 2011 to 2012 was primarily due to our continued focus on worldwide crude-oil related and large natural gas plays for liquefaction projects, especially those related to the development of deepwater fields offshore West and East Africa, eastern South America, the eastern Mediterranean, and the Gulf of Mexico.

Product Sales Revenue

Product sales revenue increased to $308.1 million for 2013, from $287.2 million for 2012 and $285.9 million for 2011. The increase in revenue from 2012 to 2013, was driven primarily by the continued successful introduction of new technologies such as our new completion systems for optimizing completions and stimulations of horizontal wells, including our HTD-BLASTTM and KODIAKTM Enhanced Perforating Systems, and our permanent reservoir monitoring systems, primarily in the Canadian market. The increase in revenue from 2011 to 2012 was due to greater market penetration of our patented and proprietary completion systems.

Cost of Services, excluding depreciation

Cost of services increased to $445.0 million for 2013 from $413.1 million for 2012 and $395.3 million for 2011. As a percentage of services revenue, cost of services decreased to 58.1% in 2013 from 59.5% in 2012 and 63.6% in 2011. The margin improvement is a result of higher sales, including a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

Cost of Product Sales, excluding depreciation

Cost of product sales increased to $218.0 million for 2013 from $208.7 million for 2012 and $198.1 million for 2011. As a percentage of product sales revenue, cost of sales decreased to 70.8% for 2013 compared to 72.7% for 2012 and up from 69.3% for 2011. The decrease in cost of sales as a percentage of product sales revenue was primarily due to the growing demand for our new technologies which led to an overall increase in sales, which improved absorption of our fixed cost structure. The increase in cost of sales as a percentage of product sales revenue in 2012, as compared to 2011, was primarily due to the substantial increase in the cost of raw materials, especially specialty steel, in the second half of 2011 which increased our cost of product sales in 2012 as these raw materials were converted to finished goods which were subsequently sold.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were $52.0 million for 2013, which represents 4.8% of revenue, a slight increase compared to 4.4% of revenue in 2012. General and administrative expenses as a percent of revenue were 4.5% in 2011. The increase during 2013 was primarily attributable to increases in compensation costs, including variable compensation.

Depreciation and Amortization Expense

Depreciation and amortization expense of $25.5 million increased by $2.6 million in 2013 compared to 2012, after decreasing by $0.4 million in 2012 compared to 2011. The increase during 2013 is a result of growth in our client-directed capex program resulting from continued improvement in industry activity, particularly internationally and in the deepwater environment.

Other Income, Net

The components of other income, net, were as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Sale of assets	$(909)	$(201)	$(487)
Results of non-consolidated subsidiaries	(177)	(646)	(274)
Foreign exchange	4,339	142	1,800
Interest income	(776)	(319)	(138)
Rents and royalties	(863)	(1,033)	(1,716)
Insurance recovery	(1,611)	(4,490)	(1,014)
Legal entity realignment	—	1,860	711
NYSE Euronext Amsterdam listing	—	923	—
Other, net	(341)	(357)	199
Total other (income) expense, net	$(338)	$(4,121)	$(919)

We incurred property losses during Hurricane Isaac in 2012. During 2013, our insurance claim for property losses and business interruption was fully settled for a gain of $1.6 million.

During 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the NYSE Euronext Amsterdam.

As a result of a supply disruption in 2011 from a key vendor that provided certain high performance specialty steel tubulars used with the Company's perforating systems, we filed a claim under our business interruption insurance policy which was fully settled during 2012 for $4.4 million.

As a result of reaching a settlement on a property damage claim we filed in 2010, we recorded an insurance recovery gain of $1.0 million in 2011.

Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
(Gains) losses by currency	2013	2012	2011

Argentine Peso	$356	$147	$113
Australian Dollar	432	30	81
British Pound	(49)	(41)	163
Canadian Dollar	1,456	(415)	423
Euro	848	(62)	257
Indonesian Rupiah	364	145	64
Malaysian Ringgit	421	70	187
Other currencies, net	511	268	512
Total loss	$4,339	$142	1,800

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

Interest Expense

Interest expense increased by $0.5 million in 2013 compared to 2012 primarily due to increased borrowings on our revolving Credit Facility. Interest expense decreased during 2012 as our $150 million Senior Notes carry a lower interest rate than the Exchangeable Notes which were fully repaid and extinguished during 2011.

Income Tax Expense

Income tax expense increased $9.1 million in 2013 compared to 2012 due primarily to an increase in taxable income in 2013. Income tax expense increased $17.7 million in 2012 compared to 2011 primarily due to the reversal in 2011 of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of concluded audits of prior year returns, differences between recently filed tax returns and the estimates included in our tax provisions and an increase in taxable income in 2012. The effective tax rate was 25.0% for 2013, 24.9% for 2012 and 22.7% for 2011.

Segment Analysis

The following charts and tables summarize the operating results for our three complementary business segments.

 Segment Revenue

	For the Years Ended December 31,
(dollars in thousands)	2013	% Change	2012	% Change	2011

Reservoir Description	$522,251	5.4%	$495,529	5.5%	$469,775
Production Enhancement	452,415	12.0%	403,792	8.7%	371,449
Reservoir Management	98,842	20.9%	81,759	23.1%	66,424
Total Revenue	$1,073,508	9.4%	$981,080	8.1%	$907,648

Segment Operating Income

	For the Years Ended December 31,
(dollars in thousands)	2013	% Change	2012	% Change	2011

Reservoir Description	$146,338	1.3%	$144,502	24.3%	$116,244
Production Enhancement	154,715	20.3%	128,602	14.2%	112,576
Reservoir Management	31,555	19.4%	26,428	20.7%	21,887
Corporate and other (1)	811	NM	(2,252)	NM	47
Operating Income	$333,419	12.2%	$297,280	18.6%	$250,754

(1) “Corporate and other" represents those items that are not directly relating to a particular segment.
"NM" means not meaningful.

Segment Operating Income Margins (1)

	For the Years Ended December 31,
	2013	2012	2011
	Margin	Margin	Margin
Reservoir Description	28.0%	29.2%	24.7%
Production Enhancement	34.2%	31.8%	30.3%
Reservoir Management	31.9%	32.3%	33.0%
Total Company	31.1%	30.3%	27.6%
(1) Calculated by dividing "Operating Income" by "Revenue."

Reservoir Description

Revenue for our Reservoir Description segment increased, by 5.4%, to $522.3 million in 2013 compared to $495.5 million in 2012, an increase of 5.5% compared to $469.8 million in 2011. This segment’s operations, which focus on international crude-oil related products, continued to benefit from an increasing number of large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the eastern Mediterranean region and the Middle East, including Iraq, Kuwait and the United Arab Emirates.

Operating income increased to $146.3 million in 2013 from $144.5 million in 2012 and $116.2 million in 2011. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects. These increases are a result of higher sales, including a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

Production Enhancement

Revenue for our Production Enhancement segment increased by $48.6 million, or 12.0% in 2013 compared to 2012, primarily due to the continued successful introduction of Core's new FLOWPROFILERTM service and our new completion diagnostic services for optimizing completions and stimulations of horizontal wells. Revenue for our Production Enhancement segment increased 8.7% in 2012 compared to 2011 primarily due to demand for our stimulation diagnostic services both for fracture diagnostics in North America and field flood diagnostics internationally.

Operating income for this segment increased to $154.7 million in 2013 from $128.6 million in 2012, an increase of 20.3%. Operating income for this segment increased to $128.6 million in 2012 from $112.6 million in 2011, an increase of 14.2%. The increase in operating income was primarily driven by increased demand for the Company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies and services such as FLOWPROFILER™, SPECTRACHEM®, ZERO WASH®, and SPECTRAFLOOD™ tracers in North America and internationally.

Reservoir Management

Revenue for our Reservoir Management segment increased 20.9% to $98.8 million in 2013 from $81.8 million in 2012 and $66.4 million in 2011. The increase in revenue was due to the increased interest in several of our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new joint-industry projects in the Williston Basin targeting the tight oil of the entire Three Forks sections and a study in the Appalachian Basin of the emerging Devonian shales in the liquids window.

Operating income for this segment increased to $31.6 million in 2013 compared to $26.4 million in 2012 and $21.9 million in 2011. The increase in operating income was primarily a result of additional participants in our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp and Eagle Ford plays.

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

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"). We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow, as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
Free Cash Flow Calculation	2013	2012	2011

Net cash provided by operating activities	$298,137	$237,202	$204,126
Less: cash paid for capital expenditures	(35,416)	(31,151)	(29,927)
Free cash flow	$262,721	$206,051	$174,199

Free cash flow has increased each year primarily due to the growth of the Company, with the increases in net income leading to the increases in cash provided by operations. During these periods of growth, capital expenditures also increased each year.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the Years Ended December 31,
	2013	2012	2011
Cash provided by/(used in):
Operating activities	$298,137	$237,202	$204,126
Investing activities	(43,198)	(34,004)	(52,018)
Financing activities	(249,077)	(213,304)	(256,656)
Net change in cash and cash equivalents	$5,862	$(10,106)	$(104,548)

The increase in cash flow from operating activities in 2013 compared to 2012 was primarily due to an increase in net income and a decrease to income tax receivables, while the increase in 2012 compared to 2011 was attributable to increased net income.

Cash flow used in investing activities increased $9.2 million in 2013 over 2012 primarily due to an increase in capital expenditures and an increase in the premiums on life insurance policies and decreased $18.0 million in 2012 over 2011 as a result of an acquisition in 2011.

Cash flow used in financing activities in 2013 increased $35.8 million compared to 2012. Cash flow used in financing activities in 2012 decreased $43.4 million compared to 2011. During 2013, we spent $227.2 million to repurchase our common shares and $58.6 million to pay dividends, offset by a net increase in our debt balance of $33.0 million. During 2012, we spent $175.7 million to repurchase our common shares and $52.9 million to pay dividends, offset by a net increase in our debt balance of $11.0 million. During 2011, we spent $61.8 million to repurchase our common shares, $46.0 million to pay dividends and $219.4 million to settle our warrants, offset by a net increase of $73.0 million in the balance of our Credit Facility.

During the year ended December 31, 2013, we repurchased 1,482,198 shares of our common stock for an aggregate amount of $227.2 million, or an average price of $153.30 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest or to finance future acquisitions. Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 10% of our issued share capital in treasury. On May 16, 2013 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program until November 16, 2014 to purchase up to 10% of our issued share capital which may be used for any legal purpose. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $190.95 per share on December 31, 2013, an increase of over 4,638%.

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

We maintain a revolving Credit Facility with an aggregate borrowing capacity of $300 million at December 31, 2013. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.5% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due on September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $19.1 million at December 31, 2013, resulting in an available borrowing capacity under the Credit Facility of $163.9 million. In addition to those items under the Credit Facility, we had $22.3 million of outstanding letters of credit and performance guarantees and bonds from other sources at December 31, 2013.

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

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Debt (1)	$267,000	$—	$117,000	$—	$150,000
Capital leases	28	26	2	—	—
Operating leases	50,661	14,956	17,165	8,567	9,973
Pension (2)	1,967	1,967	—	—	—
Total contractual obligations	$319,656	$16,949	$134,167	$8,567	$159,973

(1) Not included in the above balances are anticipated cash payments for interest of $6.1 million a year for 2014-2021 and cash payments for interest of $3.1 million a year for 2022-2023 for a total of $55 million.

(2) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2013. Not included in the table above are uncertain tax positions of $8.4 million that we have accrued for at December 31, 2013, as the amounts and timing of payment, if any, are uncertain. See Note 9 Income Taxes in the Notes to the Consolidated Financial Statements for further detail of this amount.

At December 31, 2013, we had tax net operating loss carry-forwards in various jurisdictions of approximately $19.2 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2013. If unused, those carry-forwards which are subject to expiration may expire during the years 2014 through 2024. During 2013, $0.2 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to be approximately $37 million in 2014 which will be used to fund our growth through the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients. In addition, we plan to continue to (i) repurchase our common shares on the open market through our share repurchase program, (ii) pay a dividend and/or (iii) acquire complementary technologies. Our ability to continue these initiatives depends on, among other things, market conditions and our ability to generate free cash flow.

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. Based on recent developments, we believe that the current level of activities, workflows, and operating margins within the North American region will increase slightly over activity experienced during the last quarter of 2013. We believe activity outside of North America, particularly those relating to oil development projects, will grow moderately into 2014.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our dividend and share repurchase programs from a combination of cash on hand, cash flow from operating activities and available borrowings under our Credit Facility.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2013.

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2013 was $2.9 million compared to $3.5 million at December 31, 2012.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $6.1 million and $7.2 million at December 31, 2013 and 2012, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2013, 2012 and 2011.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate a possible impairment.

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2013, 2012 and 2011.

We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

Obsolete Inventory

We forecast client demand, considering changes in technology which could result in obsolescence. Our valuation reserve for obsolete inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for obsolete inventory at December 31, 2013 was $2.9 million compared to $3.3 million at December 31, 2012.

Pensions and Other Postretirement Benefits

We maintain a noncontributory defined benefit pension plan for substantially all of our Dutch employees hired before 2007. We utilize an actuary to assist in determining the value of the projected benefit obligation. This valuation requires various estimates and assumptions concerning mortality, future pay increases, expected return on plan assets and discount rate used to value our obligations. We recognize net periodic benefit cost based upon these estimates. As required by current accounting standards, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost. See Note 10 Pensions and Other Postretirement Benefit Plans. Furthermore, we sponsor several defined contribution plans for the benefit of our employees. We expense these contributions in the period the contribution is made.

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

All forward-looking statements in this Form 10-K are based on information available to us on the date of this Form 10-K. We do not intend to update or revise any forward-looking statements that we may make in this Form 10-K or other documents, reports, filings or press releases, whether as a result of new information, future events or otherwise, unless required by law.

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

In July 2013, the FASB issued ASU 2013-11 relating to income taxes (FASB ASC Topic 740), which provides guidance on the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We will adopt this pronouncement for our fiscal year beginning January 1, 2014. The adoption of this pronouncement will not have a material effect on our consolidated financial statements.

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

Interest Rate Risk

From time to time, we are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2013, we had an outstanding balance of $117.0 million.

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2013 and 2012 approximated the book value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2013 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2014 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2013.

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

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date:	February 13, 2014	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 13th day of February, 2014.

Signature	Title

/s/ DAVID M. DEMSHUR	President, Chief Executive Officer,
David M. Demshur	Chairman and Supervisory Director

/s/ RICHARD L. BERGMARK	Executive Vice President,
Richard L. Bergmark	Chief Financial Officer and
Supervisory Director

/s/ C. BRIG MILLER	Vice President Finance, Treasurer and
C. Brig Miller	Chief Accounting Officer

/s/ CHARLES L. DUNLAP	Supervisory Director
Charles L. Dunlap

/s/ MICHAEL C. KEARNEY	Supervisory Director
Michael C. Kearney

/s/ D. JOHN OGREN	Supervisory Director
D. John Ogren

/s/ JAN WILLEM SODDERLAND	Supervisory Director
Jan Willem Sodderland

/s/ LUCIA VAN GEUNS	Supervisory Director
Lucia van Geuns

/s/ MARGARET ANN VAN KEMPEN	Supervisory Director
Margaret Ann van Kempen

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 13, 2014

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands, except share and per share data)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,088	$19,226
Accounts receivable, net of allowance for doubtful accounts of $2,872 and $3,516 at 2013 and 2012, respectively	201,322	184,774
Inventories	46,821	49,265
Prepaid expenses	13,128	14,959
Income tax receivable	5,294	17,943
Other current assets	12,215	10,740
TOTAL CURRENT ASSETS	303,868	296,907
PROPERTY, PLANT AND EQUIPMENT, net	138,824	125,418
INTANGIBLES, net	10,949	8,721
GOODWILL	163,337	163,337
DEFERRED TAX ASSETS, net	4,452	13,224
OTHER ASSETS	39,580	28,909
TOTAL ASSETS	$661,010	$636,516
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,821	$55,168
Accrued payroll and related costs	38,969	34,919
Taxes other than payroll and income	6,979	11,787
Unearned revenues	10,887	13,868
Income taxes payable	14,462	9,542
Other accrued expenses	13,657	15,226
TOTAL CURRENT LIABILITIES	135,775	140,510
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	267,002	234,033
DEFERRED COMPENSATION	38,014	28,112
DEFERRED TAX LIABILITIES, net	8,870	6,777
OTHER LONG-TERM LIABILITIES	41,960	39,171
COMMITMENTS AND CONTINGENCIES

EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,750,002 issued and 45,101,389 outstanding at 2013 and 47,899,584 issued and 46,349,411 outstanding at 2012	1,203	1,233
Additional paid-in capital	—	—
Retained earnings	415,930	361,255
Accumulated other comprehensive income (loss)	(8,626)	(8,413)
Treasury shares (at cost), 1,648,613 at 2013 and 1,550,173 at 2012	(245,184)	(171,845)
Total Core Laboratories N.V. shareholders' equity	163,323	182,230
Non-controlling interest	6,066	5,683
TOTAL EQUITY	169,389	187,913
TOTAL LIABILITIES AND EQUITY	$661,010	$636,516
The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011

REVENUE:
Services	$765,428	$693,895	$621,752
Product sales	308,080	287,185	285,896
Total Revenue	1,073,508	981,080	907,648
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	444,963	413,086	395,303
Cost of product sales, exclusive of depreciation shown below	218,005	208,733	198,066
General and administrative expenses, exclusive of depreciation shown below	51,988	43,185	41,141
Depreciation	24,168	21,762	22,126
Amortization	1,303	1,155	1,177
Other (income) expense, net	(338)	(4,121)	(919)
OPERATING INCOME	333,419	297,280	250,754
Loss on exchange of Senior Exchangeable Notes	—	—	1,012
Interest expense	9,317	8,820	10,900
Income before income tax expense	324,102	288,460	238,842
Income tax expense	80,908	71,848	54,198
Net income	243,194	216,612	184,644
Net income (loss) attributable to non-controlling interest	383	541	(40)
Net income attributable to Core Laboratories N.V.	$242,811	$216,071	$184,684
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$5.31	$4.58	$3.99
Diluted earnings per share attributable to Core Laboratories N.V.	$5.28	$4.54	$3.82
Cash dividends per share	$1.28	$1.12	$1.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,692	47,211	46,286
Diluted	45,994	47,553	48,393

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011

Net income	$243,194	$216,612	$184,644
Pension and other postretirement benefit plans
Adjustment of unrecognized pension actuarial gain (loss)	(1,407)	(8,956)	5,591
Prior service credit arising during period	583	—	—
Prior service cost
Amortization to net income of transition asset	(87)	(87)	(87)
Amortization to net income of prior service cost	159	159	159
Amortization to net income of net loss	468	—	326
Income taxes on pension and other postretirement benefit plans	71	2,210	(1,521)
Comprehensive income	242,981	209,938	189,112
Comprehensive income (loss) attributable to non-controlling interests	383	541	(40)
Comprehensive income attributable to Core Laboratories N.V.	$242,598	$209,397	$189,152

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2010	49,739,912	$1,283	$114	$536,991	$(6,207)	4,218,726	$(242,690)	$2,849	$292,340
Stock options exercised, net of capital taxes	—	—	(1,672)	—	—	(42,400)	1,969	—	297
Stock-based compensation, net of awards issued	—	—	9,588	(1,992)	—	(177,271)	9,569	—	17,165
Tax benefit of stock-based awards issued	—	—	2,559	—	—	—	—	—	2,559
Repurchases of common shares	—	—	—	—	—	669,649	(61,825)	—	(61,825)
Dividends paid	—	—	—	(46,027)	—	—	—	—	(46,027)
Cancellation of treasury shares	(702,106)	(21)	—	(40,894)	—	(702,106)	40,915	—	—
Equity component of short-term debt	—	—	8,864	—	—	—	—	—	8,864
Exchange of senior exchangeable notes	—	—	(13,603)	(90,192)		(1,851,869)	101,473	—	(2,322)
Settlement of Warrants	—	—	(3,724)	(258,910)	—	(706,395)	43,183	—	(219,451)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,194	1,194
Non-controlling interest dividend	—	—	—	—	—	—	—	(251)	(251)
Other comprehensive income	—	—	—	—	4,468	—	—	—	4,468
Net income	—	—	—	184,684	—	—	—	(40)	184,644
BALANCE, December 31, 2011	49,037,806	$1,262	$2,126	$283,660	$(1,739)	1,408,334	$(107,406)	$3,752	$181,655

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2011	49,037,806	$1,262	$2,126	$283,660	$(1,739)	1,408,334	$(107,406)	$3,752	$181,655
Stock options exercised, net of capital taxes	—	—	(60)	—	—	(1,042)	65	—	5
Stock-based compensation, net of awards issued	—	—	276	(6,530)	—	(299,964)	24,635	—	18,381
Tax benefit of stock-based awards issued	—	—	5,226	—	—	—	—	—	5,226
Repurchases of common shares	—	—	—	—	—	1,581,069	(175,732)	—	(175,732)
Dividends paid	—	—	—	(52,950)	—	—	—	—	(52,950)
Cancellation of treasury shares	(1,138,224)	(29)	(7,568)	(78,996)	—	(1,138,224)	86,593	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	(110)	(110)
Non-controlling interest contribution	—	—	—	—	—	—	—	1,800	1,800
Non-controlling interest dividend	—	—	—	—	—	—	—	(300)	(300)
Other	2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	(6,674)	—	—	—	(6,674)
Net income (loss)	—	—	—	216,071	—	—	—	541	216,612
BALANCE, December 31, 2012	47,899,584	$1,233	$—	$361,255	$(8,413)	1,550,173	$(171,845)	$5,683	$187,913
Stock options exercised, net of capital taxes	—	—	(1,411)	—	—	(12,000)	1,494	—	83
Stock-based compensation, net of awards issued	—	—	1,047	(5,509)	—	(222,176)	24,988	—	20,526
Tax benefit of stock-based awards issued	—	—	3,744	—	—	—	—	—	3,744
Repurchases of common shares	—	—	—	—	—	1,482,198	(227,216)	—	(227,216)
Dividends paid	—	—	—	(58,642)	—	—	—	—	(58,642)
Cancellation of treasury shares	(1,149,582)	(30)	(3,380)	(123,985)	—	(1,149,582)	127,395	—	—
Other comprehensive income	—	—	—	—	(213)	—	—	—	(213)
Net income (loss)	—	—	—	242,811	—	—	—	383	243,194
BALANCE, December 31, 2013	46,750,002	$1,203	$—	$415,930	$(8,626)	1,648,613	$(245,184)	$6,066	$169,389

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$243,194	$216,612	$184,644
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20,526	18,381	17,165
Depreciation and amortization	25,471	22,917	23,303
Non-cash interest expense	480	479	5,956
(Increase) decrease in value of life insurance policies	(5,112)	(1,636)	285
Deferred income taxes	6,790	3,605	(6,549)
Other non-cash items	237	263	346
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(16,312)	(16,664)	(12,082)
Inventories	1,291	3,224	(16,033)
Prepaid expenses and other current assets	13,915	(12,904)	(1,228)
Other assets	(867)	426	680
Accounts payable	(6,339)	(3,672)	11,969
Accrued expenses	2,998	4,871	(13,754)
Other long-term liabilities	11,865	1,300	9,424
Net cash provided by operating activities	298,137	237,202	204,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,416)	(31,151)	(29,927)
Patents and other intangibles	(3,530)	(1,648)	(220)
Acquisitions, net of cash acquired	—	(556)	(18,821)
Cash in escrow	—	2,188	(2,179)
Investment in non-consolidated affiliates	(98)	(322)	—
Proceeds from sale of assets	1,036	667	900
Proceeds from insurance recovery	1,385	101	1,300
Premiums on life insurance	(6,575)	(3,283)	(3,071)
Net cash used in investing activities	(43,198)	(34,004)	(52,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(134,046)	(112,346)	(348,564)
Proceeds from debt borrowings	167,000	121,000	417,426
Stock options exercised	83	5	297
Excess tax benefits from stock-based payments	3,744	5,226	2,559
Debt financing costs	—	(7)	(2,014)
Settlement of warrants	—	—	(219,451)
Non-controlling interest - contributions	—	1,800	1,194
Non-controlling interest - dividend	—	(300)	(251)
Dividends paid	(58,642)	(52,950)	(46,027)
Repurchase of common shares	(227,216)	(175,732)	(61,825)
Net cash used in financing activities	(249,077)	(213,304)	(256,656)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,862	(10,106)	(104,548)
CASH AND CASH EQUIVALENTS, beginning of year	19,226	29,332	133,880
CASH AND CASH EQUIVALENTS, end of year	$25,088	$19,226	$29,332

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash payments for interest	$8,869	$7,352	$2,308
Cash payments for income taxes	$57,001	$85,660	$74,724

Non-cash investing and financing activities:
Financed capital expenditures	$5,797	$3,910	$1,273

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"), and include the accounts of Core Laboratories and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. The equity method of accounting is used to record our interest in investments in which we have less than a majority interest and do not exercise control but do exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. We record non-controlling interest associated with consolidated subsidiaries that are less than 100% owned. All inter-company transactions and balances have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents include all short-term, highly liquid instruments purchased with an original maturity of three months or less. These items are carried at cost, which approximates fair value.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2013, 2012 and 2011. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific clients and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $2.9 million and $3.5 million at December 31, 2013 and 2012, respectively. The net carrying value of accounts receivable is considered to be representative of its respective fair value.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2013, 2012 or 2011.

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

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the Company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2013, 2012 or 2011.

We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

Other Assets

Cash surrender value of life insurance relates to postretirement benefit plans. See Note 10 Pensions and Other Postretirement Benefit Plans. Investments include unconsolidated affiliates accounted for under the equity method where the operations of these entities are in-line with those of our core businesses. These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities. The debt issuance costs are being amortized over the life of the respective debt instruments.

Other assets consisted of the following (in thousands):

	2013	2012

Cash surrender value of life insurance	$32,075	$21,736
Investments in unconsolidated affiliates	1,907	1,851
Debt issuance costs	1,646	2,125
Other	3,952	3,197
Total other assets	$39,580	$28,909

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

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2013, 2012 and 2011, other comprehensive income related to prior service costs and an unrecognized net actuarial gain and loss from a pension plan. See Note 10 Pensions and Other Postretirement Benefit Plans.

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Our foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenue and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2013, we incurred a net remeasurement loss of approximately $4.3 million, while in the year ended December 31, 2012, we incurred a net remeasurement loss of approximately $0.1 million, and a net remeasurement loss of approximately $1.8 million in the year ended December 31, 2011. These amounts were included in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations.

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

	For the Years Ended December 31,
	2013	2012	2011

Weighted average basic common shares outstanding	45,692	47,211	46,286
Effect of dilutive securities:
Stock options	1	12	19
Performance shares	119	129	75
Restricted stock	182	201	255
Senior exchangeable notes	—	—	857
Warrants	—	—	901
Weighted average diluted common and potential common shares outstanding	45,994	47,553	48,393

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income or cash flows for the years ended December 31, 2012 and 2011.

3. ACQUISITIONS

In 2011, we acquired a business providing additional manufacturing capacity for our Canadian operations for $18.8 million in cash. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition, resulting in an increase to goodwill of $8.6 million and an increase of $0.5 million in intangible assets. In 2012, a post-closing adjustment was recorded that increased the purchase price and goodwill by $0.6 million. The acquisition was recorded in the Production Enhancement business segment. The acquisition of this business did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

4. INVENTORIES

Inventories consisted of the following at December 31, 2013 and 2012 (in thousands):

	2013	2012

Finished goods	$37,143	$38,572
Parts and materials	8,323	8,818
Work in progress	1,355	1,875
Total inventories	$46,821	$49,265

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net were as follows at December 31, 2013 and 2012 (in thousands):

	2013	2012

Land	$7,475	$6,791
Building and leasehold improvements	100,990	91,593
Machinery and equipment	228,683	213,095
Total property, plant and equipment	337,148	311,479
Less - accumulated depreciation and amortization	(198,324)	(186,061)
Property, plant and equipment, net	$138,824	$125,418

6. INTANGIBLES, NET

The components of intangibles, net as of December 31, 2013 and 2012 are as follows (in thousands):

		2013		2012
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	2-20	$1,388	$775	$1,518	$992
Acquired patents and trademarks	4-10	6,367	1,181	4,435	1,807
Agreements not to compete	3-5	3,286	2,616	3,286	2,158
Acquired trade names	Indefinite	4,480	—	4,439	—
Total intangibles		$15,521	$4,572	$13,678	$4,957

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2014	$1,713
2015	$1,078
2016	$1,021
2017	$628
2018	$434

7. GOODWILL

The changes in the carrying amount of goodwill for each reportable segment for the years ended December 31, 2013, and 2012 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total

Balance at December 31, 2011	$80,932	$79,010	$2,845	$162,787
Goodwill acquired during the year	—	550	—	550
Balance at December 31, 2012	80,932	79,560	2,845	163,337
Goodwill acquired during the year	—	—	—	—
Balance at December 31, 2013	$80,932	$79,560	$2,845	$163,337

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at December 31, 2013 and 2012 is summarized in the following table (in thousands):

	December 31, 2013	December 31, 2012

Senior Notes	$150,000	$150,000
Credit Facility	117,000	84,000
Capital lease obligations	28	73
Total debt	267,028	234,073
Less - current maturities of long-term debt and capital lease obligations	26	40
Long-term debt and capital lease obligations, net	$267,002	$234,033

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

We maintain a revolving credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at December 31, 2013. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $19.1 million at December 31, 2013, resulting in an available borrowing capacity under the Credit Facility of $163.9 million. In addition to those items under the Credit Facility, we had $22.3 million of outstanding letters of credit and performance guarantees and bonds from other sources at December 31, 2013.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

The estimated fair value of total debt at December 31, 2013 and 2012 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

9. INCOME TAXES

The components of income before income tax expense for 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011

United States	$150,023	$135,992	$115,413
Other countries	174,079	152,468	123,429
Income before income tax expense	$324,102	$288,460	$238,842

The components of income tax expense for 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011
Current:
United States	$44,112	$42,934	$43,632
Other countries	25,103	20,965	11,515
State and provincial	4,903	4,344	5,600
Total current	74,118	68,243	60,747
Deferred:
United States	4,754	963	(8,905)
Other countries	1,884	2,677	2,892
State and provincial	152	(35)	(536)
Total deferred	6,790	3,605	(6,549)
Income tax expense	$80,908	$71,848	$54,198

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25%, 25% and 25% in 2013, 2012 and 2011, respectively, and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2013, 2012 and 2011 are as follows (in thousands):

	2013	2012	2011

Tax at The Netherlands income tax rate	$81,026	$72,115	$59,711
International earnings taxed at rates other than The Netherlands statutory rate	(6,698)	(864)	(241)
Non-deductible expenses	2,138	917	2,691
Change in valuation allowance	(1,156)	(2,099)	(1,279)
State and provincial taxes	3,439	2,895	3,166
Adjustments of prior year taxes	(4,258)	1,038	(17,229)
Adjustments of income tax reserves	59	(4,374)	7,050
Other	6,358	2,220	329
Income tax expense	$80,908	$71,848	$54,198

Included in Adjustments of prior year taxes in 2011 is the reversal of $10.4 million in tax liabilities provided over the period 2007-2010 as a result of recently concluded audits of prior year returns. The remainder reflects adjustments between the tax accrual for prior year taxes and the tax liability reported in the filed tax returns.

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2013 and 2012 are summarized as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carry-forwards	$5,382	$5,866
Tax credit carry-forwards	447	3,123
Reserves	8,305	13,497
Unrealized benefit plan loss	4,684	586
Other	657	5,419
Total deferred tax assets	19,475	28,491
Valuation allowance (1)	(6,087)	(7,243)
Net deferred tax asset	13,388	21,248
Deferred tax liabilities:
Intangibles	(3,050)	(1,751)
Property, plant and equipment	(4,494)	(5,540)
Other	(2,301)	(3,624)
Total deferred tax liabilities	(9,845)	(10,915)
Net deferred income taxes	$3,543	$10,333

	2013	2012

Current deferred tax assets	$8,936	$8,024
Current deferred tax liabilities	(975)	(4,138)
Long-term deferred tax assets	4,452	13,224
Long-term deferred tax liabilities	(8,870)	(6,777)
Total deferred tax assets (liabilities)	$3,543	$10,333

(1) Valuation allowance at 12/31/11 was $9.4 million.

At December 31, 2013, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $19.2 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2013. If unused, those carry-forwards which are subject to expiration may expire during the years 2014 through 2024. During 2013, $0.2 million of operating loss carry-forwards which carried a full valuation allowance expired unused.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 1999 through 2012 remain open for examination in various tax jurisdictions in which we operate. In some of these jurisdictions we have received notices of audit assessment that could expose the Company to additional income taxes, including interest and penalty of approximately $14 million in excess of our current estimates. The ultimate settlement and timing of these additional tax assessments is uncertain but the Company will continue to vigorously defend its return filing position and does not view the assessments as probable at this time.

During 2013, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011

Unrecognized tax benefits at January 1,	$9,292	$13,496	$7,713
Tax positions, current period	1,747	1,848	1,656
Tax positions, prior period	(501)	(425)	6,666
Lapse of applicable statute of limitations	(2,117)	(5,627)	(2,539)
Unrecognized tax benefits at December 31,	$8,421	$9,292	$13,496

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $0.9 million, $(0.1) million and $1.2 million respectively, in interest and penalties. For the years ended December 31, 2013, 2012 and 2011, we had approximately $7.6 million, $6.7 million and $6.8 million, respectively, accrued for the payment of interest and penalties.

During 2013, we recognized tax benefits of $3.7 million relating to tax deductions in excess of book expense for stock-based compensation awards. These tax benefits are recorded to Additional Paid-in Capital to the extent deductions reduce current taxable income as we are able to realize the tax benefits.

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

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$46,876	$34,304
Service cost	1,582	1,127
Interest cost	1,676	1,684
Prior service cost (credit) arising during year	(583)	—
Benefits paid	(1,078)	(910)
Administrative expenses	(199)	(181)
Actuarial (gain) loss, net	(843)	10,009
Unrealized loss on foreign exchange	2,025	843
Projected benefit obligation at end of year	$49,456	$46,876

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$38,093	$34,590
Increase (decrease) in plan asset value	(961)	2,267
Employer contributions	2,028	1,619
Benefits paid	(1,078)	(910)
Administrative expenses	(199)	(181)
Unrealized gain (loss) on foreign exchange	1,621	708
Fair value of plan assets at end of year	$39,504	$38,093

Under-funded status of the plan at end of the year	$(9,952)	$(8,783)

Accumulated Benefit Obligation	$42,871	$39,276

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2013 and 2012:

	2013	2012
Weighted average assumed discount rate	3.70%	3.60%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2013 was increased from 3.60% to 3.70%, consistent with a general increase in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2013 and 2012 consist of (in thousands):

	2013	2012

Deferred tax asset	$2,488	$268
Other long-term liabilities	9,952	8,783
Accumulated other comprehensive loss	(8,626)	(8,413)

Amounts recognized, net of tax, in Accumulated other comprehensive loss for the years ended December 31, 2013 and 2012 consist of (in thousands):

	2013	2012

Prior service cost	$(55)	$(616)
Transition asset	131	195
Unrecognized net actuarial loss and foreign exchange	(8,702)	(7,992)
Total Accumulated other comprehensive loss	$(8,626)	$(8,413)

Unrecognized amounts currently recorded to Accumulated other comprehensive loss that are expected to be recognized as components of next year's net pension benefit cost include $0.1 million for the amortization of the transition asset and $0.5 million of unrecognized net actuarial loss.

The components of net periodic pension cost under this plan for the years ended December 31, 2013, 2012, and 2011 included (in thousands):

	2013	2012	2011

Service cost	$1,582	$1,127	$1,352
Interest cost	1,676	1,684	1,743
Expected return on plan assets	(1,291)	(1,214)	(752)
Unrecognized pension asset, net	(87)	(87)	(87)
Prior service cost	159	159	159
Unrecognized net actuarial loss	468	—	326
Net periodic pension cost	$2,507	$1,669	$2,741

This net periodic pension cost was calculated using the following assumptions:

	2013	2012
Weighted average assumed discount rate	3.60%	5.00%
Expected long-term rate of return on plan assets	3.30%	3.40%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2013 and 2012 consisted of insurance contracts with returns equal to the contractual rate, which are comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the weighted-average contractual rates for each contract. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2014 minimum funding requirements are expected to be approximately $2.0 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan.

Expected benefit payments to eligible participants under this plan for the next five years are as follows (in thousands):

2014	$1,189
2015	$1,215
2016	$1,318
2017	$1,502
2018	$1,549
Succeeding five years	$9,333

Defined Contribution Plans

We maintain five defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in Canada, The Netherlands, Puerto Rico, the United Kingdom and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the Defined Contribution Plans. For the years ended December 31, 2013, 2012 and 2011, we expensed approximately $7.1 million, $6.2 million and $5.7 million, respectively, for our contributions and our additional discretionary contributions to the Defined Contribution Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for these deferred compensation contracts in 2013, 2012 and 2011 was approximately $3.5 million, $1.3 million and $1.3 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have otherwise received under the Defined Contribution Plan for U.S. employees qualified under Internal Revenue Code Section 401(k) had there not been certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets within life insurance policies, and carried on the balance sheet at fair value. A participant's plan benefits include the participant's deferrals, the vested portion of the employer's contributions, and deemed investment gains and losses on such amounts. The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination. Employer contributions to the Deferred Compensation Plan were $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	Fair Value Measurement at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$20,104	—	$20,104	—

Liabilities:
Deferred compensation plan	$25,470	$1,182	$24,288	—

	Fair Value Measurement at December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$12,654	$—	$12,654	$—

Liabilities:
Deferred compensation plan	$18,579	$2,667	$15,912	$—
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

In 1998, we entered into employment agreements with our three senior executive officers that provide for severance benefits. The present value of the long-term liability recorded and fully reserved for the benefits due upon severing the employment of these employees is approximately $7.8 million at December 31, 2013.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancellable operating leases at December 31, 2013, consist of the following (in thousands):

2014	$14,956
2015	10,096
2016	7,069
2017	5,059
2018	3,508
Thereafter	9,973
Total commitments	$50,661

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $23.2 million, $21.6 million and $20.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

12. EQUITY

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 16, 2013, our shareholders authorized an extension to repurchase up to 10% of our issued share capital through November 19, 2014 which may be used for any legal purpose. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. From the activation of the share repurchase program on October 29, 2002 through December 31, 2013, we have repurchased 36,186,389 shares for an aggregate purchase price of approximately $1.2 billion, or an average price of $32.91 per share and have canceled 29,825,406 shares with an historical cost of $680.2 million. At December 31, 2013, we held 1,648,613 shares in treasury with the authority to repurchase 3,026,387 additional shares under our stock repurchase program. The past cancellation of shares had also been approved by shareholders at prior shareholder meetings. Subsequent to year-end, we have repurchased 246,104 shares at a total cost of approximately $45.2 million.

At the annual meeting of shareholders on May 16, 2013, the shareholders approved the cancellation of 1,149,582 shares of our common stock then held as treasury shares. These treasury shares were canceled on August 1, 2013, after the expiration of the waiting period required under Dutch law. In accordance with FASB Accounting Standards Codification ("ASC") 505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital and retained earnings.

Dividend Policy

In February, May, August and November 2013, we paid quarterly dividends of $0.32 per share of common stock. The total dividends paid in 2013 were $58.6 million. On January 13, 2014, we declared a quarterly dividend of $0.50 per share of common stock payable February 21, 2014 to shareholders of record on January 24, 2014.

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

Since the inception of the Plan in 1995 until 2001, we awarded stock options as the primary form of equity compensation. In 2001, we reassessed the form of award and elected to begin the use of restricted share grants which we believe are a stronger motivational tool for our employees. Restricted share awards provide some value to an employee during periods of stock market volatility, whereas stock options may have limited perceived value and may not be as effective in retaining and motivating employees when the current value of our stock is less than the option price. Currently, our long-term equity incentive compensation is exclusively in the form of restricted shares and performance restricted shares as no stock options were granted during 2013.

We issue shares from either treasury stock or authorized shares upon the exercise of options or lapsing of vesting restrictions on restricted stock. In 2013, we issued 12,000 shares and 222,176 shares out of treasury stock relating to the exercise of stock options and the vesting of restricted stock, respectively. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2007 Long-term Incentive Plan

On April 2, 2007, the 1995 Long-Term Incentive Plan was amended, restated and renamed as the 2007 Long-Term Incentive Plan. The primary changes effected by the 2007 amendment and restatement were to (a) extend the period during which awards may be granted under the Plan to February 13, 2017, (b) require all stock options awarded under the Plan to have an exercise price per share that is at least equal to the fair market value of a common share as of the date of grant of the option (subject to adjustment under certain circumstances, such as upon a reorganization, stock split, recapitalization, or other change in our capital structure), (c) provide that stock appreciation rights may be granted under the Plan, (d) prohibit the repricing of stock options awarded under the Plan, (e) provide that no amendment to the Plan that would require shareholder approval pursuant to the requirements of the New York Stock Exchange ("NYSE"), the NYSE Euronext Amsterdam Stock Exchange ("NYSE Euronext Amsterdam") or any exchange on which we are listed will be effective prior to approval of our shareholders, and (f) expand the performance goals enumerated under the Plan upon which restricted share awards may be based. The amendment and restatement of the Plan does not increase the number of common shares subject to the Plan. The Plan provides for a maximum of 10,800,000 common shares to be granted to eligible employees. At December 31, 2013, approximately 454,053 shares remained available for the grant of new awards under the Plan. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

Performance Share Award Program

On April 1, 2011, certain executives were awarded rights to receive an aggregate of 86,207 common shares if our calculated return on invested capital ("ROIC"), as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the three year performance period, which ended on December 31, 2013. This arrangement was recorded as an equity award that required us to recognize compensation expense totaling $8.0 million over the performance period that began on April 1, 2011, of which $2.9 million, $2.7 million and $2.4 million has been recognized in 2013, 2012, and 2011, respectively. At December 31, 2013, the Company had the highest ROIC compared to the Bloomberg Comp Group. The Compensation Committee of our Board of Supervisory Directors verified that the performance target criteria had been met and 79,207 shares vested (7,000 shares were forfeited prior to the end of the performance period due to the retirement of two participants). We issued these common shares on December 31, 2013 and, simultaneously, the participants surrendered 30,367 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $5.8 million at $190.95 per share. We have recognized a tax benefit from the vesting of the PSAP of $0.7 million in 2013.

On February 17, 2012, certain executives were awarded rights to receive an aggregate of 79,009 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on December 31, 2014. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $9.4 million over the performance period that began on January 1, 2012, of which $3.1 million and $3.1 million has been recognized in 2013 and 2012, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On February 13, 2013, certain executives were awarded rights to receive an aggregate of 79,660 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on December 31, 2015. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $10.2 million over the performance period that began on January 1, 2013, of which $3.4 million has been recognized in 2013. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 94,620 shares, 105,774 shares, and 95,760 shares in 2013, 2012, and 2011, respectively. Each of these grants has a vesting period of principally six years and vests ratably on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award. As of December 31, 2013, there was $31.2 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 49 months. The grant-date fair value of shares granted was $12.3 million, $12.2 million and $10.6 million in 2013, 2012 and 2011, respectively and we have recognized compensation expense of $10.3 million, $9.9 million and $12.4 million in 2013, 2012 and 2011, respectively. The total grant-date fair value, which is the intrinsic value of the shares, vested was $9.9 million, $10.3 million and $8.4 million in

2013, 2012 and 2011, respectively. We have recognized a tax benefit from the vesting of the RSAP of $3.0 million, $3.9 million and $2.6 million in 2013, 2012 and 2011, respectively.

2006 Non-employee Director Stock Incentive Plan

The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 1,400,000 common shares. As of December 31, 2013 approximately 567,199 shares remained available for issuance under the Director Plan. On June 28, 2006, the 1995 Non-employee Director Stock Option Plan was amended, restated and renamed as the 2006 Non-employee Director Stock Incentive Plan. The primary change effected by the 2006 amendment was to eliminate the automatic, formula grant of stock options under the prior plan and to replace that formula approach with the discretionary right of the Supervisory Board to grant stock options, restricted shares, or any combination thereof. Only non-employee Supervisory Directors are eligible for these equity-based awards under the Director Plan.

Restricted Share Award Program

In 2011, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to compensate our non-employee Supervisory Directors. Under this arrangement we awarded grants totaling 7,616 shares, 7,987 shares and 10,283 shares in 2013 , 2012, and 2011, respectively. Each of these grants has a vesting period of 3 years. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award. As of December 31, 2013, there was $1.2 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 22 months. The grant-date fair value of shares granted was $1.0 million, $1.0 million and $1.0 million in 2013, 2012, and 2011, respectively, and we have recognized compensation expense of $0.7 million, $0.6 million and $0.2 million in 2013, 2012, and 2011, respectively.

Non-vested restricted share awards outstanding under both the 2007 Long-term Incentive Plan and the 2006 Non-employee Director Stock Incentive Plan as of December 31, 2013 and changes during the year were as follows:

(Shares stated in thousands)	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested at December 31, 2012	634,310	$89.42
Granted	181,896	129.29
Vested	(222,176)	80.56
Forfeited	(30,695)	82.16
Non-vested at December 31, 2013	563,335	$105.58

Stock Options

The following table presents the change in outstanding stock options under the Plan and the Director Plan for the years ended December 31, 2013 and 2012.

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Life	Average Intrinsic Value - Per Share

Balance as of December 31, 2012	12,000	$ 4.42 - 12.50	$6.95	0.8	$102.36
Options granted	—	—	—
Options exercised	(12,000)	4.42 - 12.50	6.95
Options forfeited	—	—	—
Balance as of December 31, 2013	—	—	$—

The total intrinsic value of options exercised during 2013, 2012 and 2011 were $0.1 million, $0.1 million and $4.0 million, respectively.

For the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense recognized in the income statement is as follows (in thousands):

	2013	2012	2011

Cost of product sales and services	$10,268	$8,835	$10,960
General and administrative	10,258	9,546	6,205
Total stock-based compensation expense	$20,526	$18,381	$17,165

14. OTHER INCOME, NET

The components of other (income) expense, net, are as follows (in thousands):

	For the Years Ended December 31,
	2013	2012	2011

Sale of assets	$(909)	$(201)	$(487)
Results of non-consolidated subsidiaries	(177)	(646)	(274)
Foreign exchange	4,339	142	1,800
Interest income	(776)	(319)	(138)
Rents and royalties	(863)	(1,033)	(1,716)
Insurance recovery	(1,611)	(4,490)	(1,014)
Legal entity realignment	—	1,860	711
NYSE Euronext Amsterdam listing	—	923	—
Other, net	(341)	(357)	199
Total other (income) expense, net	$(338)	$(4,121)	$(919)

We incurred property losses during Hurricane Isaac in 2012. During 2013, our insurance claim for property losses and business interruption was fully settled for a gain of $1.6 million.

During 2012, we incurred legal, accounting and other fees in connection with the realignment of certain of our legal entities into a more cost effective structure and the listing of our shares on the NYSE Euronext Amsterdam.

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

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes (a foreign exchange contract is an agreement to exchange different currencies at a given date and at a specified rate). Foreign exchange gains and losses are the result of fluctuations in the USD against foreign currencies and are included in other (income) expense, net in the Consolidated Statements of Operations. We recognized foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency; as well as countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognized foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency. Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
(Gains) losses by currency	2013	2012	2011

Argentine Peso	$356	$147	$113
Australian Dollar	432	30	81
British Pound	(49)	(41)	163
Canadian Dollar	1,456	(415)	423
Euro	848	(62)	257
Indonesian Rupiah	364	145	64
Malaysian Ringgit	421	70	187
Other currencies, net	511	268	512
Total loss	$4,339	$142	1,800

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
December 31, 2013
Revenues from unaffiliated clients	$522,251	$452,415	$98,842	$—	$1,073,508
Inter-segment revenues	3,432	3,140	1,742	(8,314)	—
Segment operating income (loss)	146,338	154,715	31,555	811	333,419
Total assets (at end of period)	321,106	255,764	37,660	46,480	661,010
Capital expenditures	22,601	7,124	1,366	4,325	35,416
Depreciation and amortization	14,898	7,745	945	1,883	25,471

December 31, 2012
Revenues from unaffiliated clients	$495,529	$403,792	$81,759	$—	$981,080
Inter-segment revenue	2,484	2,757	1,492	(6,733)	—
Segment operating income (loss)	144,502	128,602	26,428	(2,252)	297,280
Total assets (at end of period)	293,974	242,254	34,532	65,756	636,516
Capital expenditures	16,987	7,423	920	5,821	31,151
Depreciation and amortization	14,094	6,139	731	1,953	22,917

December 31, 2011
Revenue from unaffiliated clients	$469,775	$371,449	$66,424	$—	$907,648
Inter-segment revenue	1,515	1,947	1,686	(5,148)	—
Segment operating income (loss)	116,244	112,576	21,887	47	250,754
Total assets (at end of period)	270,270	221,599	26,070	92,934	610,873
Capital expenditures	15,320	8,700	1,318	4,589	29,927
Depreciation and amortization	14,073	6,449	666	2,115	23,303

(1) "Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. Revenue is attributed to the country in which the revenue is earned. No single client accounted for 10% or more of revenue in any of the periods presented. The following tables show a summary of our U.S. and non-U.S. operations and a breakdown between services and product sales for December 31, 2013, 2012 and 2011 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries (1) (2)	Consolidated
December 31, 2013
Revenue	$507,239	$120,697	$445,572	$1,073,508
Property, plant and equipment, net	73,870	17,195	47,759	138,824

December 31, 2012
Revenue	$505,200	$101,387	$374,493	$981,080
Property, plant and equipment, net	66,092	17,263	42,063	125,418

December 31, 2011
Revenue	$470,600	$85,287	$351,761	$907,648
Property, plant and equipment, net	53,566	20,113	41,616	115,295
(1) Revenue earned in other countries, including The Netherlands, was not individually greater than 10% of our consolidated revenue in 2013, 2012 or 2011.
(2) Property, plant and equipment, net in other countries, including The Netherlands, were not individually greater than 10% of our consolidated fixed assets in 2013, 2012 or 2011.

SEGMENT BREAKDOWN BETWEEN SERVICES / PRODUCT SALES	For the Years Ended December 31,
	2013	2012	2011
Reservoir Description Services	$493,402	$472,426	$443,050
Production Enhancement Services	209,770	161,679	129,400
Reservoir Management Services	62,256	59,790	49,302
Total Revenue - Services	$765,428	$693,895	$621,752

Reservoir Description Product sales	$28,849	$23,103	$26,725
Production Enhancement Product sales	242,645	242,113	242,049
Reservoir Management Product sales	36,586	21,969	17,122
Total Revenue - Product sales	$308,080	$287,185	$285,896

Total Revenue	$1,073,508	$981,080	$907,648

16. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our unaudited quarterly financial data for the quarters ended December 31, 2013 and 2012 (in thousands, except per share data):

	Quarter ended 2013
	December 31	September 30	June 30	March 31

Services and product sales revenue	$276,279	$273,163	$263,139	$260,927
Cost of services and product sales	168,393	167,427	163,503	163,645
Other operating expenses	19,969	21,140	17,767	18,245
Operating income	87,917	84,596	81,869	79,037
Interest expense and loss on exchange of Notes	2,483	2,302	2,263	2,269
Income before income tax expense	85,434	82,294	79,606	76,768
Income tax expense	20,718	20,490	19,664	20,036
Net income	64,716	61,804	59,942	56,732
Net income (loss) attributable to non-controlling interest	(8)	(91)	266	216
Net income attributable to Core Laboratories N.V.	$64,724	$61,895	$59,676	$56,516

Per share information:
Basic earnings per share	$1.43	$1.36	$1.30	$1.22
Diluted earnings per share (1)	$1.42	$1.35	$1.29	$1.22

Weighted average common shares outstanding:
Basic	45,212	45,526	45,841	46,201
Diluted	45,517	45,828	46,128	46,493

	Quarter ended 2012
	December 31	September 30	June 30	March 31

Services and product sales revenue	$254,455	$245,428	$247,006	$234,191
Cost of services and product sales	160,958	155,341	156,380	149,140
Other operating expenses	17,629	14,707	18,500	11,145
Operating income	75,868	75,380	72,126	73,906
Interest expense	2,292	2,160	2,178	2,190
Income before income tax expense	73,576	73,220	69,948	71,716
Income tax expense	18,394	18,671	16,997	17,786
Net income	55,182	54,549	52,951	53,930
Net income attributable to non-controlling interest	381	146	35	(21)
Net income attributable to Core Laboratories N.V.	$54,801	$54,403	$52,916	$53,951

Per share information:
Basic earnings per share	$1.18	$1.15	$1.11	$1.13
Diluted earnings per share (1)	$1.17	$1.14	$1.11	$1.13

Weighted average common shares outstanding:
Basic	46,541	47,232	47,473	47,606
Diluted	46,857	47,528	47,791	47,945

(1)
The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at Beginning of Period	Additions Charged to / Recovered from Expense	Write-offs	Other (1)	Balance at End of Period

Year ended December 31, 2013
Reserve for doubtful accounts	$3,516	$(236)	$(476)	$68	$2,872

Year ended December 31, 2012
Reserve for doubtful accounts	$3,762	$508	$(845)	$91	$3,516

Year ended December 31, 2011
Reserve for doubtful accounts	$3,396	$254	$(281)	$393	$3,762

(1)	Comprised primarily of differences due to changes in exchange rate.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents

3.1	Articles of Association of the Company, as amended on May 16, 2012 (including English translation)	Form 10-K, February 19, 2013 (File No. 001-14273)

4.1	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 001-14273)

4.2	Purchase Agreement, dated October 31, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.3
Indenture, dated November 6, 2006, among Core Laboratories LP, as Issuer, Core Laboratories N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 0.25% Senior Exchangeable Notes due 2011
Form 8-K, November 6, 2006 (File No. 001-14273)

4.4	Registration Rights Agreement, dated as of November 6, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

10.1	Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Proxy Statement dated April 28, 1997 for Annual Meeting of Shareholders (File No. 000-26710)

10.2	First Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-K, March 15, 2001 (File No. 001-14273)

10.3	Amendment to Core Laboratories N.V. 1995 Long-Term Incentive Plan (as amended and restated effective as of May 29, 1997)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.4	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 1, 1995 (File No. 000-26710)

10.5	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.6	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.8	Amendment to Core Laboratories Supplemental Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.9	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.10	Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.11	Non-Employee Director Compensation Summary	Form 10-K, February 22, 2008 (File No. 001-14273)

10.12	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders (File No. 001-14273)

10.13	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) [1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.14	Form of Restricted Share Award Program Agreement[1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.15	Form of Amendment to Core Laboratories 2008 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.16	Form of Amendment to Core Laboratories 2009 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.17	Form of Amendment to Core Laboratories 2010 Non-Employee Director Restricted Performance Share Award Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.18	Form of Core Laboratories 2011 Non-Employee Director Restricted Share Award Program Agreement	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.19	Form of Core Laboratories 2011 Performance Share Award Program Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.20	Form of Core Laboratories 2010 Performance Restricted Share Award Program Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.21	Core Laboratories N.V. Board Succession Plan, dated March 2, 2011	Form 8-K, March 7, 2011 (File No. 001-14273)

10.22
Fifth Amended and Restated Credit Agreement, dated as of December 17, 2010, among Core Laboratories N.V., Core Laboratories LP and the lenders party thereto and Bank of America, N.A., as administrative agent
Form 8-K, December 20, 2010 (File No. 001-14273)

10.23
Assignment, Assumption and Amendment to Credit Agreement related to the Fifth Amended and Restated Credit Agreement, dated as of September 28, 2011, among Core Laboratories N.V., Core Laboratories LP, Core Laboratories (U.S.) Interest Holdings, Inc. and the lenders party thereto and Bank of America, N.A., as administrative agent
Form 8-K, September 30, 2011 (File No. 001-14273)

10.24
Amendment No. 1 to the Fifth Amended and Restated Credit Agreement, dated as of April 19, 2011, among Core Laboratories N.V., Core Laboratories LP and the lenders party thereto and Bank of America, N.A., as administrative agent
Form 8-K, April 21, 2011 (File No. 001-14273)

10.25	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.26	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.27	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.28	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.29	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.3	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.31	Master Note Purchase Agreement, dated as of September 30, 2011	Form 8-K, September 30, 2011 (File No. 001-14273)

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Schema Document	Filed Herewith

101.CAL	XBRL Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Label Linkbase Document	Filed Herewith

101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Definition Linkbase Document	Filed Herewith

[1] Management contracts or compensatory plans or arrangements.

Exhibit 21.1

Significant Subsidiaries of the Registrant at December 31, 2013

Name	Legal Seat	Ownership %
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories Canada Ltd.	Alberta, Canada	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Malaysia SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Sales N.V.	Willemstad, Curacao	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Owen Oil Tools LP	Delaware, United States	100%
Core Lab de Mexico S.A. de C.V.	Mexico City, Mexico	100%
Saybolt Belgium N.V.	Antwerp, Belgium	100%
Saybolt LP	Delaware, United States	100%
Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
Saybolt (Singapore) PTE LTD	Singapore, Singapore	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
ZAO Petroleum Analysts	Moscow, Russian Federation	100%

Pursuant to Item 601(b)(21)(ii) of Regulation S-K, the names of other subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary as of the end of the year covered by this report.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Forms S‑8 (Nos. 333-73772 and 333-73774) of Core Laboratories N.V. of our report dated February 13, 2014 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 13, 2014