Form 10-Q
period 2014-03-31
CORE LABORATORIES N V
filed 2014-04-25
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 24, 2014 was 44,875,534.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$23,253	$25,088
Accounts receivable, net of allowance for doubtful accounts of $2,685 and $2,872 at 2014 and 2013, respectively	209,234	201,322
Inventories	50,906	46,821
Prepaid expenses	15,016	13,128
Income tax receivable	8,948	5,294
Other current assets	11,151	12,215
TOTAL CURRENT ASSETS	318,508	303,868
PROPERTY, PLANT AND EQUIPMENT, net	141,758	138,824
INTANGIBLES, net	11,994	10,949
GOODWILL	163,337	163,337
DEFERRED TAX ASSETS, net	3,602	4,452
OTHER ASSETS	41,164	39,580
TOTAL ASSETS	$680,363	$661,010
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$53,715	$50,821
Accrued payroll and related costs	27,084	38,969
Taxes other than payroll and income	8,406	6,979
Unearned revenue	17,481	10,887
Income tax payable	30,024	14,462
Other accrued expenses	11,751	13,657
TOTAL CURRENT LIABILITIES	148,461	135,775
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	279,000	267,002
DEFERRED COMPENSATION	39,576	38,014
DEFERRED TAX LIABILITIES, net	4,701	8,870
OTHER LONG-TERM LIABILITIES	41,691	41,960
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,750,002 issued and 44,872,263 outstanding at 2014 and 46,750,002 issued and 45,101,389 outstanding at 2013	1,203	1,203
Additional paid-in capital	2,957	—
Retained earnings	454,503	415,930
Accumulated other comprehensive income (loss)	(8,540)	(8,626)
Treasury shares (at cost), 1,877,739 at 2014 and 1,648,613 at 2013	(289,344)	(245,184)
Total Core Laboratories N.V. shareholders' equity	160,779	163,323
Non-controlling interests	6,155	6,066
TOTAL EQUITY	166,934	169,389
TOTAL LIABILITIES AND EQUITY	$680,363	$661,010

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
REVENUE:
Services	$188,735	$182,481
Product sales	74,168	78,446
Total revenue	262,903	260,927
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	110,571	110,153
Cost of product sales, exclusive of depreciation expense shown below	51,098	53,492
General and administrative expenses, exclusive of depreciation expense shown below	10,519	12,809
Depreciation	6,342	5,723
Amortization	291	302
Other (income) expense, net	1,255	(589)
OPERATING INCOME	82,827	79,037
Interest expense	2,363	2,269
Income before income tax expense	80,464	76,768
Income tax expense	19,311	20,036
Net income	61,153	56,732
Net income (loss) attributable to non-controlling interests	89	216
Net income attributable to Core Laboratories N.V.	$61,064	$56,516
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.36	$1.22
Diluted earnings per share attributable to Core Laboratories N.V.	$1.35	$1.22
Cash dividends per share	$0.50	$0.32
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,908	46,201
Diluted	45,182	46,493

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Net income	$61,153	$56,732
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(22)	(22)
Amortization to net income of prior service cost	2	40
Amortization to net income of actuarial loss	135	117
Income taxes on pension and other postretirement benefit plans	(29)	(34)
Comprehensive income	61,239	56,833
Comprehensive income (loss) attributable to non-controlling interests	89	216
Comprehensive income attributable to Core Laboratories N.V.	$61,150	$56,617

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,153	$56,732
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,279	5,138
Depreciation and amortization	6,633	6,025
(Gain) on insurance recovery	—	(539)
(Increase) decrease in value of life insurance policies	(401)	(1,368)
Deferred income taxes	(2,818)	975
Other non-cash items	(163)	278
Changes in assets and liabilities:
Accounts receivable	(7,098)	(14,811)
Inventories	(4,157)	(1,876)
Prepaid expenses and other current assets	(5,109)	4,360
Other assets	639	403
Accounts payable	915	(681)
Accrued expenses	9,670	11,505
Other long-term liabilities	1,081	2,117
Net cash provided by operating activities	65,624	68,258
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,668)	(8,443)
Patents and other intangibles	—	(847)
Business acquisition, net of cash acquired	(1,200)	—
Proceeds from sale of assets	227	377
Premiums on life insurance	(1,834)	(654)
Net cash used in investing activities	(10,475)	(9,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(28,011)	(18,013)
Proceeds from debt	40,000	25,000
Stock options exercised	—	35
Excess tax benefits from stock-based compensation	329	553
Dividends paid	(22,491)	(14,820)
Repurchase of common shares	(46,811)	(47,745)
Net cash used in financing activities	(56,984)	(54,990)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,835)	3,701
CASH AND CASH EQUIVALENTS, beginning of period	25,088	19,226
CASH AND CASH EQUIVALENTS, end of period	$23,253	$22,927

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2014 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2014.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2013 was derived from the 2013 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three month period ended March 31, 2013.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
	(Unaudited)
Finished goods	$39,243	$37,143
Parts and materials	9,542	8,323
Work in progress	2,121	1,355
Total inventories	$50,906	$46,821

We include freight costs incurred for shipping inventory to customers in the Cost of product sales line of the Consolidated Statements of Operations.

3. GOODWILL AND INTANGIBLES

We account for intangible assets with indefinite lives, including goodwill, in accordance with the applicable accounting guidance, which requires us to evaluate these assets for impairment annually or more frequently if an indication of impairment is possible. Based upon our most recent evaluation at the end of 2013, we determined that intangible assets, including goodwill, are not impaired. We amortize intangible assets with a finite life on a straight-line basis over their respective useful lives.

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

                                                                    Return to Index

	March 31, 2014	December 31, 2013
	(Unaudited)
Senior notes	$150,000	$150,000
Credit facility	129,000	117,000
Capital lease obligations	17	28
Total debt	279,017	267,028
Less - current maturities of long-term debt and capital lease obligations	17	26
Long-term debt and capital lease obligations, net	$279,000	$267,002

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

We maintain a revolving credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at March 31, 2014. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $21.9 million at March 31, 2014, resulting in an available borrowing capacity under the Credit Facility of $149.1 million. In addition to those items under the Credit Facility, we had $25.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2014.

The terms of the Credit Facility and the Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

The estimated fair value of total debt at March 31, 2014 and December 31, 2013 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

5.  PENSIONS AND OTHER POSTRETIREMENT BENEFITS

Defined Benefit Plan

We provide a non-contributory defined benefit pension plan for substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested. We fund the future obligations of the Dutch Plan by purchasing insurance contracts from a large multi-national insurance company. The insurance contracts are purchased annually and renew after five years at which time they are replaced with new contracts that are adjusted to include changes in the benefit obligation for the current year and redemption of the expired contracts. We make annual premium payments to the insurance company based on each employee's age and current salary, and the contractual growth rate. We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2), which approximates the contract value of the investments.

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three months ended March 31, 2014 and 2013 (in thousands):

                                                                    Return to Index

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Service cost	$370	$396
Interest cost	450	420
Expected return on plan assets	(334)	(323)
Amortization of transition asset	(22)	(22)
Amortization of prior service cost	2	40
Amortization of actuarial loss	135	117
Net periodic pension cost	$601	$628

During the three months ended March 31, 2014, we contributed approximately $1.1 million to fund the estimated 2014 premiums on investment contracts held by the Dutch Plan.

Defined Contribution Plans

We maintain five defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in Canada, The Netherlands, Puerto Rico, the United Kingdom and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits, and under certain plans, we may make discretionary contributions in accordance with the terms of the Defined Contribution Plans.

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

                                                                    Return to Index

(Unaudited)		Fair Value Measurement at
		March 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$21,266	$—	$21,266	$—
Liabilities:
Deferred compensation plan	$26,617	$—	$26,617	$—

		Fair Value Measurement at
		December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$20,104	$—	$20,104	$—
Liabilities:
Deferred compensation plan	$25,470	$1,182	$24,288	$—

(1) Trust assets consist of the cash surrender value of life insurance policies intended to assist in the funding of the deferred compensation plan and included in Other assets in the Balance Sheet.

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

7.  EQUITY

During the three months ended March 31, 2014, we repurchased 254,340 of our common shares for $46.8 million. Included in this total were rights to 7,476 shares valued at $1.4 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

In February 2014, we paid a quarterly dividend of $0.50 per share of common stock. In addition, on April 14, 2014, we declared a quarterly dividend of $0.50 per share of common stock for shareholders of record on April 25, 2014 and payable on May 23, 2014.

The following table summarizes our changes in equity for the three months ended March 31, 2014 (in thousands):

                                                                    Return to Index

(Unaudited)	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interests	Total Equity
December 31, 2013	$1,203	$—	$415,930	$(8,626)	$(245,184)	$6,066	$169,389
Stock options exercised	—		—	—		—	—
Stock based-awards	—	2,628	—	—	2,651	—	5,279
Tax benefit of stock-based awards issued	—	329	—	—	—	—	329
Repurchase of common shares	—	—	—	—	(46,811)	—	(46,811)
Dividends paid	—	—	(22,491)	—	—	—	(22,491)
Cancellation of common shares	—	—	—	—	—	—	—
Amortization of deferred pension costs, net of tax	—	—	—	86	—	—	86
Net income (loss)	—	—	61,064	—	—	89	61,153

March 31, 2014	$1,203	$2,957	$454,503	$(8,540)	$(289,344)	$6,155	$166,934

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
	(Unaudited)
Prior service cost	$(54)	$(55)
Transition asset	115	131
Unrecognized net actuarial loss	(8,601)	(8,702)
Total accumulated other comprehensive income (loss)	$(8,540)	$(8,626)

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

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Weighted average basic common shares outstanding	44,908	46,201
Effect of dilutive securities:
Stock options	—	4
Performance shares	100	80
Restricted stock	174	208
Weighted average diluted common and potential common shares outstanding	45,182	46,493

                                                                    Return to Index

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Sale of assets	$(118)	$(209)
Results of non-consolidated subsidiaries	(78)	(96)
Foreign exchange	1,600	891
Interest income	(1)	(371)
Rents and royalties	(224)	(230)
Insurance recovery	—	(539)
Other, net	76	(35)
Total other (income) expense, net	$1,255	$(589)

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
British Pound	(52)	462
Canadian Dollar	1,028	303
Euro	52	228
Mexican Peso	(34)	(127)
Russian Ruble	176	6
Other currencies, net	430	19
Total (gain) loss	$1,600	$891

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2014 and 2013 were 24.0% and 26.1%, respectively. The change in tax expense primarily reflects the change in items discrete to the quarters and the change in activity levels among jurisdictions with different tax rates.

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

                                                                    Return to Index

the Corporate & Other area and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2014
Revenues from unaffiliated clients	$125,256	$110,280	$27,367	$—	$262,903
Inter-segment revenues	2,769	797	420	(3,986)	—
Segment operating income (loss)	34,853	37,202	10,474	298	82,827
Total assets (at end of period)	325,139	263,351	35,676	56,197	680,363
Capital expenditures	4,816	1,075	85	1,692	7,668
Depreciation and amortization	3,848	1,895	239	651	6,633
Three Months Ended March 31, 2013
Revenues from unaffiliated clients	$125,245	$107,431	$28,251	$—	$260,927
Inter-segment revenues	385	937	423	(1,745)	—
Segment operating income (loss)	34,851	34,238	9,846	102	79,037
Total assets (at end of period)	300,483	255,947	38,605	60,408	655,443
Capital expenditures	5,429	2,088	519	407	8,443
Depreciation and amortization	3,625	1,817	191	392	6,025
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued ASU 2013-11 relating to income taxes (FASB ASC Topic 740), which provides guidance on the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted this pronouncement for our fiscal year beginning January 1, 2014. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2014 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Annual Report").

General

Core Laboratories N.V. is a limited liability company incorporated and domiciled in The Netherlands. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 5,000 people worldwide.

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
•ability of our clients to deliver product to market;
•availability of materials and equipment from key suppliers; and
•cyber attacks on our network that disrupt operations or result in lost or compromised critical data.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2013 Annual Report and in Part II of this document, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

Outlook

We continue our efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service clients who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. We believe that the current level of activities, workflows, and operating margins within the North American region will increase slightly over activity experienced during the first quarter of 2014. We believe activity outside of North America, particularly those relating to oil development projects, will grow moderately in 2014.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

                                                                    Return to Index

(Unaudited)	Three Months Ended March 31,				$ Change	% Change
	2014		2013		2014/2013	2014/2013
REVENUE:
Services	$188,735	72%	$182,481	70%	$6,254	3%
Product sales	74,168	28%	78,446	30%	(4,278)	(5)%
Total revenue	262,903	100%	260,927	100%	1,976	1%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	110,571	59%	110,153	60%	418	0%
Cost of product sales, exclusive of depreciation expense shown below*	51,098	69%	53,492	68%	(2,394)	(4)%
Total cost of services and product sales	161,669	61%	163,645	63%	(1,976)	(1)%
General and administrative expenses	10,519	4%	12,809	5%	(2,290)	(18)%
Depreciation and amortization	6,633	3%	6,025	2%	608	10%
Other (income) expense, net	1,255	0%	(589)	0%	1,844	(313)%
Operating income	82,827	32%	79,037	30%	3,790	5%
Interest expense	2,363	1%	2,269	1%	94	4%
Income before income tax expense	80,464	31%	76,768	29%	3,696	5%
Income tax expense	19,311	7%	20,036	8%	(725)	(4)%
Net income	61,153	23%	56,732	22%	4,421	8%
Net income (loss) attributable to non-controlling interests	89	0%	216	0%	(127)	(59)%
Net income attributable to Core Laboratories N.V.	$61,064	23%	$56,516	22%	$4,548	8%
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013 (unaudited)

Services Revenue

Services revenue increased to $188.7 million for the first quarter of 2014, up 3% when compared to $182.5 million for the first quarter of 2013. The increase in services revenue was primarily due to our continued focus on existing fields and fields under development, as opposed to increasingly volatile and downward trending exploration efforts.

Product Sales Revenue

Revenue associated with product sales was down 5% to $74.2 million for the first quarter of 2014, compared to $78.4 million for the first quarter of 2013. Product sales revenue is driven primarily by the continued successful introduction of new technologies such as our new completion systems for optimizing completions and stimulations of horizontal wells, including our HTD-BLASTTM and KODIAKTM Enhanced Perforating Systems, and our permanent reservoir monitoring systems, primarily in the Canadian market. During the first quarter of 2014, the unusually cold and windy weather in North America contributed significantly to a lower revenue stream as our clients were unable to perform stimulation and completion activity.

Cost of Services

Cost of services expressed as a percentage of services revenue was 58.6% for the quarter ended March 31, 2014, an improvement from 60.4% in the same period in 2013. The margin improvement is a result of a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue was 68.9% for the quarter ended March 31, 2014, compared to 68.2% during the same period in 2013. The increase in cost of sales as a percentage of product sales revenue was primarily related to absorption of our fixed costs on weather-related lower revenue.

                                                                    Return to Index

General and Administrative Expenses

General and administrative ("G&A") expenses include corporate management and centralized administrative services that benefit our operations. G&A expenses for the first quarter of 2014 were 4.0% of revenue, a decrease from the first quarter of 2013 when these expenses represented 4.9% of revenue. The decrease for the three months ended March 31, 2014 was primarily attributable to lower variable compensation costs recorded in the first quarter of 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.6 million for the first quarter of 2014 compared to $6.0 million in the first quarter of 2013. The increase is a result of growth in our client-directed capex program.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Sale of assets	$(118)	$(209)
Results of non-consolidated subsidiaries	(78)	(96)
Foreign exchange	1,600	891
Interest income	(1)	(371)
Rents and royalties	(224)	(230)
Insurance recovery	—	(539)
Other, net	76	(35)
Total other (income) expense, net	$1,255	$(589)

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
British Pound	(52)	462
Canadian Dollar	1,028	303
Euro	52	228
Mexican Peso	(34)	(127)
Russian Ruble	176	6
Other currencies, net	430	19
Total (gain) loss	$1,600	$891

Interest Expense

Interest expense for the three months ended March 31, 2014 and 2013 was $2.4 million and $2.3 million, respectively.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2014 and 2013 were 24.0% and 26.1%, respectively. The change in tax expense reflects the change in activity levels among jurisdictions with different tax rates.

Segment Analysis

                                                                    Return to Index

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management. The following tables summarize our results by segment for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2014	2013	2014/2013	2014/2013
Revenue:	(Unaudited)
Reservoir Description	$125,256	$125,245	$11	0%
Production Enhancement	110,280	107,431	2,849	3%
Reservoir Management	27,367	28,251	(884)	(3)%
Consolidated	$262,903	$260,927	$1,976	1%
Operating income (loss):
Reservoir Description	$34,853	$34,851	$2	0%
Production Enhancement	37,202	34,238	2,964	9%
Reservoir Management	10,474	9,846	628	6%
Corporate and Other[1]	298	102	196	NM
Consolidated	$82,827	$79,037	$3,790	5%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment was up slightly at $125.3 million in the first quarter of 2014 compared to $125.2 million in the first quarter of 2013. This segment’s operations, which focus on international crude-oil related products, continued to benefit from large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Iraq, Kuwait, and the United Arab Emirates.

Operating income was comparable at $34.9 million for the first quarter of both 2014 and 2013. Operating margin remained at 28%. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased by 3%, or $2.8 million, to $110.3 million in the first quarter of 2014 compared to $107.4 million in the first quarter of 2013. The revenue increase was primarily due to the continued successful introduction of Core's new FLOWPROFILERTM service from our new completion diagnostic services for optimizing completions and stimulations of horizontal wells.

Operating income in the first quarter of 2014 increased by 9%, or $3.0 million, to $37.2 million from $34.2 million for the first quarter of 2013. Operating margins were 34% in the first quarter of 2014. The increase in operating income from 2013 to 2014 was primarily driven by increased demand for the Company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies from services such as FLOWPROFILER™, SPECTRACHEM®, ZERO WASH®, and SPECTRAFLOOD™ tracers in North America and internationally.

Reservoir Management

Revenue from the Reservoir Management segment decreased by 3% to $27.4 million in the first quarter of 2014 compared to $28.3 million for the first quarter of 2013. Although many new projects were begun or were expanded upon during the quarter, the decrease in revenue was due to the timing of when consortium and joint industry projects were completed.

Operating income in the first quarter of 2014 increased 6% to $10.5 million from $9.8 million for the first quarter of 2013. Operating margins were 38% in the first quarter of 2014. The increase in operating income in the first quarter of 2014 was

                                                                    Return to Index

primarily a result of additional participants in our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp and Eagle Ford plays.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		% Change
	2014	2013	2014/2013
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$65,624	$68,258	(4)%
Less: cash paid for capital expenditures	7,668	8,443	(9)%
Free cash flow	$57,956	$59,815	(3)%

The decrease in free cash flow for the first three months of 2014 compared to the same period in 2013 was primarily due to the changes in working capital and in cash provided by operations.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended March 31,		% Change
	2014	2013	2014/2013
Cash provided by/(used in):	(Unaudited)
Operating activities	$65,624	$68,258	(4)%
Investing activities	(10,475)	(9,567)	9%
Financing activities	(56,984)	(54,990)	4%
Net change in cash and cash equivalents	$(1,835)	$3,701	150%

The decrease in cash flows from operating activities for the first three months of 2014 compared to the same period in 2013 was primarily attributable to changes in working capital.

Cash flows used in investing activities were higher during the first three months of 2014 when compared to the same period in 2013. Premiums on life insurance were $1.2 million higher in the first three months of 2014 compared to 2013.

Cash flows used in financing activities increased for the first three months of 2014 when compared to the same period in 2013. During the first three months of 2014, we repurchased 254,340 shares of our common stock for an aggregate purchase price of $46.8 million compared to the repurchase of 364,541 shares for an aggregate purchase price of $47.7 million during the same period in 2013. In the first three months of 2014, we increased the amount outstanding on our Credit Facility by $12.0

                                                                    Return to Index

million, as compared to increasing it by $7.0 million during the first three months of 2013. We increased the amount of our quarterly dividend from 32 cents per share to 50 cents per share resulting in dividend payments of $22.5 million paid during the first three months of 2014, compared to $14.8 million paid during the first three months of 2013.

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

We maintain a revolving credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at March 31, 2014. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $21.9 million at March 31, 2014, resulting in an available borrowing capacity under the Credit Facility of $149.1 million. In addition to those items under the Credit Facility, we had $25.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2014.

The terms of the Credit Facility and the Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11 relating to income taxes (FASB ASC Topic 740), which provides guidance on the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted this pronouncement for our fiscal year beginning January 1, 2014. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

                                                                    Return to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the quarter ended March 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)
January 31, 2014	235,346	$184.15	235,346	2,791,421
February 28, 2014 (1)	11,169	176.46	11,169	2,780,852
March 31, 2014 (2)	7,825	191.73	7,825	2,797,261
Total	254,340	$184.05	254,340

(1) Contains 189 shares valued at approximately $35.0 thousand, or $185.29 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in February 2014.
(2) Contains 7,287 shares valued at approximately $1.4 million, or $191.40 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in March 2014.
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

CORE LABORATORIES N.V.

Date:	April 25, 2014	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index