Form 10-Q
period 2014-06-30
CORE LABORATORIES N V
filed 2014-07-25
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 24, 2014 was 44,420,900.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$29,548	$25,088
Accounts receivable, net of allowance for doubtful accounts of $3,371 and $2,872 at 2014 and 2013, respectively	200,990	201,322
Inventories	51,392	46,821
Prepaid expenses	14,892	13,128
Income taxes receivable	13,863	5,294
Other current assets	11,557	12,215
TOTAL CURRENT ASSETS	322,242	303,868
PROPERTY, PLANT AND EQUIPMENT, net	143,926	138,824
INTANGIBLES, net	12,037	10,949
GOODWILL	163,337	163,337
DEFERRED TAX ASSETS, net	4,214	4,452
OTHER ASSETS	43,372	39,580
TOTAL ASSETS	$689,128	$661,010
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$51,292	$50,821
Accrued payroll and related costs	34,266	38,969
Taxes other than payroll and income	9,687	6,979
Unearned revenue	11,844	10,887
Income taxes payable	13,057	14,462
Other accrued expenses	13,778	13,657
TOTAL CURRENT LIABILITIES	133,924	135,775
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	333,000	267,002
DEFERRED COMPENSATION	41,125	38,014
DEFERRED TAX LIABILITIES, net	3,230	8,870
OTHER LONG-TERM LIABILITIES	41,568	41,960
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,750,002 issued and 44,480,019 outstanding at 2014 and 46,750,002 issued and 45,101,389 outstanding at 2013	1,203	1,203
Additional paid-in capital	2,691	—
Retained earnings	495,792	415,930
Accumulated other comprehensive income (loss)	(8,454)	(8,626)
Treasury shares (at cost), 2,269,983 at 2014 and 1,648,613 at 2013	(361,074)	(245,184)
Total Core Laboratories N.V. shareholders' equity	130,158	163,323
Non-controlling interest	6,123	6,066
TOTAL EQUITY	136,281	169,389
TOTAL LIABILITIES AND EQUITY	$689,128	$661,010

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2014	2013
	(Unaudited)
REVENUE:
Services	$188,299	$187,676
Product sales	79,263	75,463
Total revenue	267,562	263,139
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	111,706	109,661
Cost of product sales, exclusive of depreciation expense shown below	56,452	53,842
General and administrative expense, exclusive of depreciation expense shown below	11,148	11,173
Depreciation	6,027	5,656
Amortization	291	308
Other (income) expense, net	(2,196)	630
OPERATING INCOME	84,134	81,869
Interest expense	2,794	2,263
Income before income tax expense	81,340	79,606
Income tax expense	17,244	19,664
Net income	64,096	59,942
Net income (loss) attributable to non-controlling interest	362	266
Net income attributable to Core Laboratories N.V.	$63,734	$59,676
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.43	$1.30

Diluted earnings per share attributable to Core Laboratories N.V.	$1.42	$1.29

Cash dividends per share	$0.50	$0.32
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,660	45,841
Diluted	44,910	46,128

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
REVENUE:
Services	$377,034	$370,157
Product sales	153,431	153,909
Total revenue	530,465	524,066
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	222,277	219,814
Cost of product sales, exclusive of depreciation expense shown below	107,550	107,334
General and administrative expense, exclusive of depreciation expense shown below	21,667	23,982
Depreciation	12,369	11,379
Amortization	582	610
Other (income) expense, net	(941)	41
OPERATING INCOME	166,961	160,906
Interest expense	5,157	4,532
Income before income tax expense	161,804	156,374
Income tax expense	36,555	39,700
Net income	125,249	116,674
Net income (loss) attributable to non-controlling interest	451	482
Net income attributable to Core Laboratories N.V.	$124,798	$116,192
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$2.79	$2.52

Diluted earnings per share attributable to Core Laboratories N.V.	$2.77	$2.51

Cash dividends per share	$1.00	$0.64
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,783	46,020
Diluted	45,045	46,313

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$64,096	$59,942	$125,249	$116,674
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(22)	(22)	(44)	(44)
Amortization to net income of prior service cost	1	40	3	80
Amortization to net income of actuarial loss	135	117	270	234
Income taxes on pension and other postretirement benefit plans	(28)	(34)	(57)	(68)
Comprehensive income	64,182	60,043	125,421	116,876
Comprehensive income (loss) attributable to non-controlling interest	362	266	451	482
Comprehensive income attributable to Core Laboratories N.V.	$63,820	$59,777	$124,970	$116,394

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,249	$116,674
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,646	10,176
Depreciation and amortization	12,951	11,989
(Increase) decrease in value of life insurance policies	(1,497)	(1,456)
Deferred income taxes	(4,436)	(709)
Other non-cash items	878	(420)
Changes in assets and liabilities:
Accounts receivable	261	(5,345)
Inventories	(4,824)	(6,168)
Prepaid expenses and other current assets	(10,887)	5,433
Other assets	1,219	(450)
Accounts payable	1,464	2,081
Accrued expenses	(3,256)	(1,939)
Unearned revenue	957	2,490
Other long-term liabilities	2,508	4,145
Net cash provided by operating activities	131,233	136,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(19,787)	(17,935)
Patents and other intangibles	(304)	(2,229)
Business acquisition, net of cash acquired	(1,200)	—
Proceeds from sale of assets	604	697
Premiums on life insurance	(2,866)	(1,527)
Net cash used in investing activities	(23,553)	(20,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(37,041)	(35,025)
Proceeds from debt borrowings	103,000	51,000
Stock options exercised	—	83
Excess tax benefits from stock-based compensation	1,449	2,353
Debt financing costs	(3)	—
Non-controlling interest - dividend	(394)	—
Dividends paid	(44,937)	(29,508)
Repurchase of common shares	(125,294)	(100,416)
Net cash used in financing activities	(103,220)	(111,513)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,460	3,994
CASH AND CASH EQUIVALENTS, beginning of period	25,088	19,226
CASH AND CASH EQUIVALENTS, end of period	$29,548	$23,220

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2014 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2014.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2013 was derived from the 2013 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2013.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
	(Unaudited)
Finished goods	$38,332	$37,143
Parts and materials	11,180	8,323
Work in progress	1,880	1,355
Total inventories	$51,392	$46,821

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

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

                                                                    Return to Index

	June 30, 2014	December 31, 2013
	(Unaudited)
Senior notes	$150,000	$150,000
Credit facility	183,000	117,000
Capital lease obligations	11	28
Total debt	333,011	267,028
Less - current maturities of long-term debt and capital lease obligations	11	26
Long-term debt and capital lease obligations, net	$333,000	$267,002

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

We maintain a revolving credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at June 30, 2014. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $21.9 million at June 30, 2014, resulting in an available borrowing capacity under the Credit Facility of $95.1 million. In addition to those items under the Credit Facility, we had $24.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2014.

The terms of the Credit Facility and the Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

The estimated fair value of total debt at June 30, 2014 and December 31, 2013 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three and six months ended June 30, 2014 and 2013 (in thousands):

                                                                    Return to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Service cost	$372	$388	$742	$784
Interest cost	452	411	902	831
Expected return on plan assets	(335)	(317)	(669)	(640)
Amortization of transition asset	(22)	(22)	(44)	(44)
Amortization of prior service cost	1	40	3	80
Amortization of actuarial loss	135	117	270	234
Net periodic pension cost	$603	$617	$1,204	$1,245

During the six months ended June 30, 2014, we contributed approximately $1.1 million to fund the estimated 2014 premiums on investment contracts held by the Dutch Plan.

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

The Company's only financial assets and liabilities which involve fair value measures relate to certain aspects of the Company's benefit plans. On a recurring basis, we use the market approach to value certain assets and liabilities at fair value at quoted prices in an active market (Level 1) and certain assets and liabilities using significant other observable inputs (Level 2) with the assistance of a third party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expense in the Consolidated Statements of Operations. The following table summarizes the fair value balances (in thousands):

                                                                    Return to Index

(Unaudited)		Fair Value Measurement at
		June 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$23,137	$—	$23,137	$—
Liabilities:
Deferred compensation plan	$28,105	$—	$28,105	$—

		Fair Value Measurement at
		December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$20,104	$—	$20,104	$—
Liabilities:
Deferred compensation plan	$25,470	$1,182	$24,288	$—

(1) Trust assets consist of the cash surrender value of life insurance policies intended to assist in the funding of the deferred compensation plan and are included in Other assets in the Balance Sheet.

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

In connection with an audit of the 2008 and 2009 U.S. federal income tax returns of our U.S. consolidated group, the U.S. Internal Revenue Service has proposed that certain transfer pricing positions taken by the Company be adjusted, which could result in additional federal income tax of approximately $11 million plus interest for this two-year audit period. We believe that these transactions are valid as originally recorded, and we are appealing this proposed adjustment. It is our belief that we will prevail on this issue; consequently, we have made no additional income tax accrual for this proposed adjustment.

7.  EQUITY

During the three months ended June 30, 2014, we repurchased 455,219 of our common shares for $78.5 million. Included in this total were rights to 17,918 shares valued at $3.3 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the six months ended June 30, 2014, we repurchased 709,559 of our common shares for $125.3 million. Included in this total were rights to 25,394 shares valued at $4.7 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

In February and May 2014, we paid a quarterly dividend of $0.50 per share of common stock. In addition, on July 8, 2014, we declared a quarterly dividend of $0.50 per share of common stock for shareholders of record on July 18, 2014 and payable on August 18, 2014.

The following table summarizes our changes in equity for the six months ended June 30, 2014 (in thousands):

                                                                    Return to Index

(Unaudited)	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2013	$1,203	$—	$415,930	$(8,626)	$(245,184)	$6,066	$169,389
Stock options exercised	—		—	—		—	—
Stock based-awards	—	1,242	—	—	9,404	—	10,646
Tax benefit of stock-based awards issued	—	1,449	—	—	—	—	1,449
Repurchase of common shares	—	—	—	—	(125,294)	—	(125,294)
Dividends paid	—	—	(44,936)	—	—	—	(44,936)
Non-controlling interest dividends	—	—	—	—	—	(394)	(394)
Amortization of deferred pension costs, net of tax	—	—	—	172	—	—	172
Net income (loss)	—	—	124,798	—	—	451	125,249

June 30, 2014	$1,203	$2,691	$495,792	$(8,454)	$(361,074)	$6,123	$136,281

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
	(Unaudited)
Prior service cost	$(52)	$(55)
Transition asset	98	131
Unrecognized net actuarial loss	(8,500)	(8,702)
Total accumulated other comprehensive income (loss)	$(8,454)	$(8,626)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	44,660	45,841	44,783	46,020
Effect of dilutive securities:
Stock options	—	—	—	2
Performance shares	111	116	105	105
Restricted stock	139	171	157	186
Weighted average diluted common and potential common shares outstanding	44,910	46,128	45,045	46,313

                                                                    Return to Index

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Sale of assets	$(180)	$(323)	$(298)	$(532)
Results of non-consolidated subsidiaries	(52)	(89)	(130)	(185)
Foreign exchange	(1,300)	1,631	300	2,522
Interest income	(185)	(219)	(186)	(590)
Rents and royalties	(223)	(213)	(447)	(443)
Insurance recovery	—	(7)	—	(546)
Other, net	(256)	(150)	(180)	(185)
Total other (income) expense, net	$(2,196)	$630	$(941)	$41

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Australian Dollar	$69	$164	$62	$209
British Pound	(222)	79	(274)	541
Canadian Dollar	(860)	665	168	968
Euro	(50)	126	2	354
Mexican Peso	(28)	191	(62)	64
Russian Ruble	(136)	(60)	40	(54)
Other currencies, net	(73)	466	364	440
Total (gain) loss	$(1,300)	$1,631	$300	$2,522

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended June 30, 2014 and 2013 were 21.2% and 24.7%, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 were 22.6% and 25.4%, respectively. The change in tax expense is primarily the result of several items discrete to each quarter along with changes in activity levels among jurisdictions with different tax rates.

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2014
Revenue from unaffiliated clients	$130,589	$110,993	$25,980	$—	$267,562
Inter-segment revenue	2,763	384	347	(3,494)	—
Segment operating income (loss)	36,341	37,660	9,794	339	84,134
Total assets (at end of period)	318,370	264,784	39,795	66,179	689,128
Capital expenditures	6,280	1,755	282	3,802	12,119
Depreciation and amortization	3,935	1,880	366	137	6,318
Three Months Ended June 30, 2013
Revenue from unaffiliated clients	$129,222	$110,199	$23,718	$—	$263,139
Inter-segment revenue	1,090	740	400	(2,230)	—
Segment operating income (loss)	36,918	37,239	7,475	237	81,869
Total assets (at end of period)	299,399	255,987	35,570	64,160	655,116
Capital expenditures	6,424	1,851	517	700	9,492
Depreciation and amortization	3,599	1,797	189	379	5,964
Six Months Ended June 30, 2014
Revenue from unaffiliated clients	$255,845	$221,273	$53,347	$—	$530,465
Inter-segment revenue	5,532	1,181	767	(7,480)	—
Segment operating income (loss)	71,194	74,862	20,268	637	166,961
Total assets	318,370	264,784	39,795	66,179	689,128
Capital expenditures	11,096	2,830	367	5,494	19,787
Depreciation and amortization	7,783	3,775	605	788	12,951
Six Months Ended June 30, 2013
Revenue from unaffiliated clients	$254,467	$217,630	$51,969	$—	$524,066
Inter-segment revenue	1,475	1,677	823	(3,975)	—
Segment operating income (loss)	71,769	71,477	17,321	339	160,906
Total assets	299,399	255,987	35,570	64,160	655,116
Capital expenditures	11,853	3,939	1,036	1,107	17,935
Depreciation and amortization	7,224	3,614	380	771	11,989
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

12. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-11 relating to income taxes (FASB ASC Topic 740), which provides guidance on the presentation of unrecognized tax benefits. The intent is to better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We have adopted this pronouncement for our fiscal year beginning January 1, 2014. The adoption of this pronouncement did not have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 relating to revenue from contracts with customers (FASB ASC Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those

                                                                    Return to Index

years, beginning after December 15, 2016. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2014 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Annual Report").

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. We anticipate North American activity will continue to increase for emerging unconventional oil plays while activity will remain at reduced, yet stable, levels in established unconventional tight-oil and gas plays. We also anticipate greater levels of deepwater coring programs during the second half of 2014, especially in the deepwater Gulf of Mexico. High pressure and temperature reservoir fluid phase behavior projects are also expected to remain at high levels. Internationally, in response to very supportive Brent crude prices, we project modest growth through the end of 2014, but expect higher levels of activity in 2015.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended June 30,				$ Change	% Change
	2014		2013		2014/2013	2014/2013
REVENUE:
Services	$188,299	70%	$187,676	71%	$623	0%
Product sales	79,263	30%	75,463	29%	3,800	5%
Total revenue	267,562	100%	263,139	100%	4,423	2%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	111,706	59%	109,661	58%	2,045	2%
Cost of product sales, exclusive of depreciation expense shown below*	56,452	71%	53,842	71%	2,610	5%
Total cost of services and product sales	168,158	63%	163,503	62%	4,655	3%
General and administrative expense	11,148	4%	11,173	4%	(25)	0%
Depreciation and amortization	6,318	2%	5,964	2%	354	6%
Other (income) expense, net	(2,196)	(1)%	630	0%	(2,826)	(449)%
Operating income	84,134	31%	81,869	31%	2,265	3%
Interest expense	2,794	1%	2,263	1%	531	23%
Income before income tax expense	81,340	30%	79,606	30%	1,734	2%
Income tax expense	17,244	6%	19,664	7%	(2,420)	(12)%
Net income	64,096	24%	59,942	23%	4,154	7%
Net income (loss) attributable to non-controlling interest	362	0%	266	0%	96	36%
Net income attributable to Core Laboratories N.V.	$63,734	24%	$59,676	23%	$4,058	7%
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

(Unaudited)	Six Months Ended June 30,				$ Change	% Change
	2014		2013		2014/2013	2014/2013
REVENUE:
Services	$377,034	71%	$370,157	71%	$6,877	2%
Product sales	153,431	29%	153,909	29%	(478)	0%
Total revenue	530,465	100%	524,066	100%	6,399	1%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	222,277	59%	219,814	59%	2,463	1%
Cost of product sales, exclusive of depreciation expense shown below*	107,550	70%	107,334	70%	216	0%
Total cost of services and product sales	329,827	62%	327,148	62%	2,679	1%
General and administrative expense	21,667	4%	23,982	5%	(2,315)	(10)%
Depreciation and amortization	12,951	2%	11,989	2%	962	8%
Other (income), net	(941)	0%	41	0%	(982)	NM
Operating income	166,961	31%	160,906	31%	6,055	4%
Interest expense	5,157	1%	4,532	1%	625	14%
Income before income tax expense	161,804	31%	156,374	30%	5,430	3%
Income tax expense	36,555	7%	39,700	8%	(3,145)	(8)%
Net income	125,249	24%	116,674	22%	8,575	7%
Net income (loss) attributable to non-controlling interest	451	0%	482	0%	(31)	(6)%
Net income attributable to Core Laboratories N.V.	$124,798	24%	$116,192	22%	$8,606	7%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013 (unaudited)

Services Revenue

Services revenue increased to $188.3 million for the second quarter of 2014, a slight increase when compared to $187.7 million for the second quarter of 2013. For the six months ended June 30, 2014, services revenue increased to $377.0 million, up 2% when compared to $370.2 million for the same period of 2013.

Product Sales Revenue

Revenue associated with product sales increased 5%, to $79.3 million, for the second quarter of 2014, compared to $75.5 million for the second quarter of 2013. For the six months ended June 30, 2014, product sales revenue was approximately the same at $153.4 million, compared to $153.9 million during the same period in 2013. Product sales revenue is driven primarily by the increasing market penetration of new technologies such as our new completion systems for optimizing completions and stimulations of horizontal wells, including our HTD-BLASTTM and KODIAKTM Enhanced Perforating System and our permanent reservoir monitoring systems, primarily in the Canadian market.

Cost of Services

Cost of services expressed as a percentage of services revenue was 59.3% for the three months ended June 30, 2014, as compared to 58.4% in the same period in 2013. For the six months ended June 30, 2014, cost of services expressed as a percentage of services revenue was 59.0%, an improvement from 59.4% in the same period in 2013. The margin improvement for the six months ended June 30, 2014 is a result of a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

                                                                    Return to Index

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue remained flat at 71% for the three months ended June 30, 2014 and 2013. For the six months ended June 30, 2014, cost of product sales expressed as a percentage of product sales revenue was 70%, comparable to the same period in 2013.

General and Administrative Expense

General and administrative ("G&A") expense include corporate management and centralized administrative services that benefit our operations. G&A expense for the second quarter of 2014 was 4.2% of revenue, comparable to the second quarter of 2013. For the six months ended June 30, 2014, G&A expense was 4.1% of revenue, an improvement from the same period in 2013 when it was 4.6% of revenue. The improvement for the six months ended June 30, 2014 was primarily attributable to lower variable compensation costs recorded in the second quarter of 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.3 million for the second quarter of 2014 compared to $6.0 million in the second quarter of 2013. For the six months ended June 30, 2014, depreciation and amortization expense was $13.0 million compared to $12.0 million for the same period in 2013. The increase is a result of growth in our client-directed capital expenditure program.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Sale of assets	$(180)	$(323)	$(298)	$(532)
Results of non-consolidated subsidiaries	(52)	(89)	(130)	(185)
Foreign exchange	(1,300)	1,631	300	2,522
Interest income	(185)	(219)	(186)	(590)
Rents and royalties	(223)	(213)	(447)	(443)
Insurance recovery	—	(7)	—	(546)
Other, net	(256)	(150)	(180)	(185)
Total other (income) expense, net	$(2,196)	$630	$(941)	$41

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Australian Dollar	$69	$164	$62	$209
British Pound	(222)	79	(274)	541
Canadian Dollar	(860)	665	168	968
Euro	(50)	126	2	354
Mexican Peso	(28)	191	(62)	64
Russian Ruble	(136)	(60)	40	(54)
Other currencies, net	(73)	466	364	440
Total (gain) loss	$(1,300)	$1,631	$300	$2,522

Interest Expense

                                                                    Return to Index

Interest expense for the three months ended June 30, 2014 and 2013 was $2.8 million and $2.3 million, respectively. Interest expense for the six months ended June 30, 2014 and 2013 was $5.2 million and $4.5 million, respectively.

Income Tax Expense

The effective tax rates for the three months ended June 30, 2014 and 2013 were 21.2% and 24.7%, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 were 22.6% and 25.4%, respectively. The change in tax expense is primarily the result of several items discrete to each quarter along with changes in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management. The following tables summarize our results by segment for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended June 30,		$ Change	% Change
	2014	2013	2014/2013	2014/2013
Revenue:	(Unaudited)
Reservoir Description	$130,589	$129,222	$1,367	1%
Production Enhancement	110,993	110,199	794	1%
Reservoir Management	25,980	23,718	2,262	10%
Consolidated	$267,562	$263,139	$4,423	2%
Operating income (loss):
Reservoir Description	$36,341	$36,918	$(577)	(2)%
Production Enhancement	37,660	37,239	421	1%
Reservoir Management	9,794	7,475	2,319	31%
Corporate and Other[1]	339	237	102	NM
Consolidated	$84,134	$81,869	$2,265	3%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Six Months Ended June 30,		$ Change	% Change
	2014	2013	2014/2013	2014/2013
Revenue:	(Unaudited)
Reservoir Description	$255,845	$254,467	$1,378	1%
Production Enhancement	221,273	217,630	3,643	2%
Reservoir Management	53,347	51,969	1,378	3%
Consolidated	$530,465	$524,066	$6,399	1%
Operating income (loss):
Reservoir Description	$71,194	$71,769	$(575)	(1)%
Production Enhancement	74,862	71,477	3,385	5%
Reservoir Management	20,268	17,321	2,947	17%
Corporate and Other[1]	637	339	298	NM
Consolidated	$166,961	$160,906	$6,055	4%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

                                                                    Return to Index

Revenue from the Reservoir Description segment increased to $130.6 million in the second quarter of 2014 compared to $129.2 million in the second quarter of 2013. For the six months ended June 30, 2014, revenue increased $1.4 million, to $255.8 million, compared to the same period in 2013. This segment’s operations, which focus on international crude-oil related products, continued to benefit from large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Iraq, Kuwait, and the United Arab Emirates.

Operating income decreased slightly to $36.3 million in the second quarter of 2014 compared to $36.9 million in the second quarter of 2013. Operating income for the six months ended June 30, 2014 decreased to $71.2 million compared to $71.8 million for the same period of 2013. Operating margins were 28% in the second quarter of 2014. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased to $111.0 million in the second quarter of 2014 compared to $110.2 million in the second quarter of 2013. Revenue increased to $221.3 million for the six months ended June 30, 2014, compared to $217.6 million for the same period in 2013. Revenue increased primarily due to the continued successful introduction of Core's FLOWPROFILERTM service, our new completion diagnostic service for optimizing completions and stimulations of horizontal wells.

Operating income in the second quarter of 2014 increased to $37.7 million from $37.2 million for the second quarter of 2013. For the six months ended June 30, 2014, operating income increased $3.4 million, to $74.9 million, from $71.5 million for the same period in 2013. Operating margins were 34% in the second quarter of 2014, up slightly when compared to the same period in 2013. Operating income increased from 2013 to 2014 primarily due to increased demand for the Company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies from services such as FLOWPROFILER™, SPECTRACHEM®, ZERO WASH®, and SPECTRAFLOOD™ tracers in North America and internationally.

Reservoir Management

Revenue from the Reservoir Management segment increased 10% to $26.0 million in the second quarter of 2014, compared to $23.7 million for the second quarter of 2013. Revenue for the six months ended June 30, 2014 increased by 3% to $53.3 million, compared to $52.0 million for the same period in 2013. The increase in revenue was due to the timing of the completion of certain consortium and joint industry projects.

Operating income in the second quarter of 2014 increased 31% to $9.8 million, from $7.5 million for the second quarter of 2013. For the six months ended June 30, 2014, operating income was $20.3 million compared to $17.3 million for the same period in 2013. Operating margins were 38% in the second quarter of 2014, up over 600 basis points when compared to the same period in 2013. Operating income increased in the second quarter of 2014 primarily as a result of additional participants in our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp, and Eagle Ford plays.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table

                                                                    Return to Index

reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,		% Change
	2014	2013	2014/2013
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$131,233	$136,501	(4)%
Less: cash paid for capital expenditures	19,787	17,935	10%
Free cash flow	$111,446	$118,566	(6)%

The decrease in free cash flow for the first six months of 2014 compared to the same period in 2013 was primarily due to an increase in capital expenditures, timing of income tax installment payments, changes in working capital, and cash provided by operations.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2014 and 2013 (in thousands):

	Six Months Ended June 30,		% Change
	2014	2013	2014/2013
Cash provided by/(used in):	(Unaudited)
Operating activities	$131,233	$136,501	(4)%
Investing activities	(23,553)	(20,994)	12%
Financing activities	(103,220)	(111,513)	(7)%
Net change in cash and cash equivalents	$4,460	$3,994	12%

The decrease in cash flows from operating activities for the first six months of 2014 compared to the same period in 2013 was primarily attributable to timing of income tax installment payments and changes in working capital.

Cash flows used in investing activities were higher during the first six months of 2014 compared to the same period in 2013. Capital expenditures were $1.9 million higher in the first six months of 2014 compared to 2013.

Cash flows used in financing activities decreased for the first six months of 2014 compared to the same period in 2013 due to the increase in total debt, partially offset by higher levels of share buy-backs and an increase in the quarterly dividend payments. During the first six months of 2014, we increased the amount outstanding on our Credit Facility by $66.0 million, as compared to increasing it by $16.0 million during the first six months of 2013. In the first six months of 2014, we repurchased 709,559 shares of our common stock for an aggregate purchase price of $125.3 million compared to the repurchase of 742,510 shares for an aggregate purchase price of $100.4 million during the same period in 2013. We increased the amount of our quarterly dividend from 32 cents per share to 50 cents per share, resulting in dividend payments of $44.9 million during the first six months of 2014, compared to $29.5 million during the first six months of 2013.

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

We maintain a revolving credit facility (the "Credit Facility") with an aggregate borrowing capacity of $300 million at June 30, 2014. The Credit Facility provides an option to increase the commitment under the Credit Facility to $350 million if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.50% to a maximum of LIBOR plus 2.25%. Any outstanding balance under the Credit Facility is due September 28, 2016 when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit, which totaled $21.9 million

                                                                    Return to Index

at June 30, 2014, resulting in an available borrowing capacity under the Credit Facility of $95.1 million. In addition to those items under the Credit Facility, we had $24.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2014.

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

In May 2014, the FASB issued ASU 2014-09 relating to revenue from contracts with customers (FASB ASC Topic 606), which provides guidance on revenue recognition. The core principal of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (4)
April 30, 2014 (1)	176,395	$191.12	176,395	2,650,166
May 31, 2014 (2)	202,402	160.56	202,402	2,449,089
June 30, 2014 (3)	76,422	160.57	76,422	2,405,017
Total	455,219	$172.41	455,219

(1) Contains 8,424 shares valued at approximately $1.7 million, or $202.29 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in April 2014.
(2) Contains 148 shares valued at approximately $27.0 thousand, or $182.30 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in May 2014.
(3) Contains 9,346 shares valued at approximately $1.6 million, or $166.93 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in June 2014.
(4) In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders’ meeting on May 13, 2014, our shareholders authorized an extension to repurchase 10% of our issued share capital through November 13, 2015. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

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

CORE LABORATORIES N.V.

Date:	July 25, 2014	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index