Form 10-Q
period 2014-09-30
CORE LABORATORIES N V
filed 2014-11-04
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at November 3, 2014 was 43,796,660.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2014	December 31, 2013
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$25,307	$25,088
Accounts receivable, net of allowance for doubtful accounts of $3,526 and $2,872 at 2014 and 2013, respectively	201,769	201,322
Inventories	49,451	46,821
Prepaid expenses	14,398	13,128
Income taxes receivable	9,041	5,294
Other current assets	11,302	12,215
TOTAL CURRENT ASSETS	311,268	303,868
PROPERTY, PLANT AND EQUIPMENT, net	146,951	138,824
INTANGIBLES, net	10,867	10,949
GOODWILL	164,472	163,337
DEFERRED TAX ASSETS, net	7,167	4,452
OTHER ASSETS	44,407	39,580
TOTAL ASSETS	$685,132	$661,010
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$49,648	$50,821
Accrued payroll and related costs	34,096	38,969
Taxes other than payroll and income	11,308	6,979
Unearned revenue	11,045	10,887
Income taxes payable	5,746	14,462
Other accrued expenses	15,194	13,657
TOTAL CURRENT LIABILITIES	127,037	135,775
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	370,000	267,002
DEFERRED COMPENSATION	41,681	38,014
DEFERRED TAX LIABILITIES, net	5,685	8,870
OTHER LONG-TERM LIABILITIES	38,954	41,960
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 45,600,002 issued and 43,934,396 outstanding at 2014 and 46,750,002 issued and 45,101,389 outstanding at 2013	1,174	1,203
Additional paid-in capital	2,013	—
Retained earnings	384,335	415,930
Accumulated other comprehensive income (loss)	(8,368)	(8,626)
Treasury shares (at cost), 1,665,606 at 2014 and 1,648,613 at 2013	(283,656)	(245,184)
Total Core Laboratories N.V. shareholders' equity	95,498	163,323
Non-controlling interest	6,277	6,066
TOTAL EQUITY	101,775	169,389
TOTAL LIABILITIES AND EQUITY	$685,132	$661,010

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2014	2013
	(Unaudited)
REVENUE:
Services	$203,578	$194,267
Product sales	72,557	78,896
Total revenue	276,135	273,163
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	113,917	110,087
Cost of product sales, exclusive of depreciation expense shown below	53,010	57,340
General and administrative expense, exclusive of depreciation expense shown below	12,316	14,346
Depreciation	6,362	6,396
Amortization	483	357
Other (income) expense, net	927	41
OPERATING INCOME	89,120	84,596
Interest expense	2,561	2,302
Income before income tax expense	86,559	82,294
Income tax expense	19,909	20,490
Net income	66,650	61,804
Net income (loss) attributable to non-controlling interest	153	(91)
Net income attributable to Core Laboratories N.V.	$66,497	$61,895
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.51	$1.36

Diluted earnings per share attributable to Core Laboratories N.V.	$1.50	$1.35

Cash dividends per share	$0.50	$0.32
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,152	45,526
Diluted	44,381	45,828

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
REVENUE:
Services	$580,612	$564,424
Product sales	225,988	232,805
Total revenue	806,600	797,229
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	336,194	329,901
Cost of product sales, exclusive of depreciation expense shown below	160,560	164,674
General and administrative expense, exclusive of depreciation expense shown below	33,983	38,328
Depreciation	18,731	17,775
Amortization	1,065	967
Other (income) expense, net	(14)	82
OPERATING INCOME	256,081	245,502
Interest expense	7,718	6,834
Income before income tax expense	248,363	238,668
Income tax expense	56,464	60,190
Net income	191,899	178,478
Net income (loss) attributable to non-controlling interest	604	391
Net income attributable to Core Laboratories N.V.	$191,295	$178,087
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$4.29	$3.88

Diluted earnings per share attributable to Core Laboratories N.V.	$4.27	$3.86

Cash dividends per share	$1.50	$0.96
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,571	45,854
Diluted	44,823	46,150

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$66,650	$61,804	$191,899	$178,478
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(21)	(21)	(65)	(65)
Amortization to net income of prior service cost	2	39	5	119
Amortization to net income of actuarial loss	135	117	405	351
Income taxes on pension and other postretirement benefit plans	(29)	(33)	(86)	(101)
Comprehensive income	66,737	61,906	192,158	178,782
Comprehensive income (loss) attributable to non-controlling interest	153	(91)	604	391
Comprehensive income attributable to Core Laboratories N.V.	$66,584	$61,997	$191,554	$178,391

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$191,899	$178,478
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,497	15,408
Depreciation and amortization	19,796	18,742
Debt issuance costs	341	360
(Increase) decrease in value of life insurance policies	(724)	(3,194)
Deferred income taxes	(190)	6,212
Other non-cash items	728	316
Changes in assets and liabilities:
Accounts receivable	(959)	(20,425)
Inventories	(3,053)	(5,143)
Prepaid expenses and other current assets	(7,041)	14,595
Other assets	1,529	(414)
Accounts payable	(2,171)	(1,506)
Accrued expenses	(10,604)	1,788
Unearned revenue	158	(1,361)
Other long-term liabilities	453	6,792
Net cash provided by operating activities	205,659	210,648
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(27,624)	(26,988)
Patents and other intangibles	(753)	(3,083)
Business acquisition, net of cash acquired	(1,200)	—
Investment in non-consolidated affiliates	—	(50)
Proceeds from sale of assets	1,098	852
Premiums on life insurance	(3,482)	(2,553)
Net cash used in investing activities	(31,961)	(31,822)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(57,157)	(51,035)
Proceeds from debt borrowings	160,000	73,000
Stock options exercised	—	83
Excess tax benefits from stock-based compensation	2,680	2,500
Debt financing costs	(1,054)	—
Non-controlling interest - dividend	(393)	—
Dividends paid	(67,153)	(44,125)
Repurchase of common shares	(210,402)	(156,271)
Net cash used in financing activities	(173,479)	(175,848)
NET CHANGE IN CASH AND CASH EQUIVALENTS	219	2,978
CASH AND CASH EQUIVALENTS, beginning of period	25,088	19,226
CASH AND CASH EQUIVALENTS, end of period	$25,307	$22,204

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2014 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2014.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2013 was derived from the 2013 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2013.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
	(Unaudited)
Finished goods	$36,119	$37,143
Parts and materials	10,720	8,323
Work in progress	2,612	1,355
Total inventories	$49,451	$46,821

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

4.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

                                                                    Return to Index

	September 30, 2014	December 31, 2013
	(Unaudited)
Senior notes	$150,000	$150,000
Credit facility	220,000	117,000
Capital lease obligations	5	28
Total debt	370,005	267,028
Less - current maturities of long-term debt and capital lease obligations	5	26
Long-term debt and capital lease obligations, net	$370,000	$267,002

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

On August 29, 2014, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $300 million to $350 million and to increase the uncommitted availability an additional $50 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The variable rate was reduced from LIBOR plus 1.5% to LIBOR plus 1.25%. The maturity date was extended from September 28, 2016 to August 29, 2019.

The Credit Facility carries an aggregate borrowing capacity of $350 million and provides an option to increase the commitment to $400 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.5 million at September 30, 2014, resulting in an available borrowing capacity under the Credit Facility of $104.5 million. In addition to those items under the Credit Facility, we had $19.5 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2014.

The terms of the Credit Facility and the Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In October 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, which is effective through August 29, 2024, we will receive interest at one-month LIBOR and will pay interest at a fixed rate of 2.50%, resulting in a total fixed rate of 3.75% for this amount of debt. Under the second swap agreement of $25 million, which is effective through August 29, 2019, we will receive interest at one-month LIBOR and will pay interest at a fixed rate of 1.73%, resulting in a total fixed rate of 2.98% for this amount of debt. Both of these swaps are designated and qualify as cash flow hedging instruments, resulting in no effect to the Consolidated Statements of Operations or earnings per share.

The estimated fair value of total debt at September 30, 2014 and December 31, 2013 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Service cost	$361	$394	$1,103	$1,178
Interest cost	439	417	1,341	1,248
Expected return on plan assets	(326)	(321)	(995)	(961)
Amortization of transition asset	(21)	(21)	(65)	(65)
Amortization of prior service cost	2	39	5	119
Amortization of actuarial loss	135	117	405	351
Net periodic pension cost	$590	$625	$1,794	$1,870

During the nine months ended September 30, 2014, we contributed approximately $1.7 million to fund the estimated 2014 premiums on investment contracts held by the Dutch Plan.

Defined Contribution Plans

We maintain defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in certain countries, including Canada, The Netherlands, the United Kingdom and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits, and under certain plans, we may make discretionary contributions in accordance with the terms of the Defined Contribution Plans.

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

                                                                    Return to Index

(Unaudited)		Fair Value Measurement at
		September 30, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$23,316	$—	$23,316	$—
Liabilities:
Deferred compensation plan	$28,322	$—	$28,322	$—

		Fair Value Measurement at
		December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$20,104	$—	$20,104	$—
Liabilities:
Deferred compensation plan	$25,470	$1,182	$24,288	$—

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

7.  EQUITY

During the three months ended September 30, 2014, we repurchased 562,913 of our common shares for $85.1 million. Included in this total were rights to 4,887 shares valued at $0.8 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the nine months ended September 30, 2014, we repurchased 1,272,472 of our common shares for $210.4 million. Included in this total were rights to 30,281 shares valued at $5.5 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

At the annual meeting of shareholders on May 13, 2014, the shareholders approved the cancellation of 1,150,000 shares of our common stock then held as treasury stock. These treasury shares were cancelled on July 25, 2014, after the expiration of the waiting period required under Dutch law. In accordance with ASC 505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital and retained earnings.

In February, May and August 2014, we paid a quarterly dividend of $0.50 per share of common stock. In addition, on October 6, 2014, we declared a quarterly dividend of $0.50 per share of common stock for shareholders of record on October 17, 2014 and payable on November 25, 2014.

The following table summarizes our changes in equity for the nine months ended September 30, 2014 (in thousands):

                                                                    Return to Index

(Unaudited)	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2013	$1,203	$—	$415,930	$(8,626)	$(245,184)	$6,066	$169,389
Stock based-awards	—	3,648	—	—	11,849	—	15,497
Tax benefit of stock-based awards issued	—	2,680	—	—	—	—	2,680
Repurchase of common shares	—	—	—	—	(210,402)	—	(210,402)
Dividends paid	—	—	(67,153)	—	—	—	(67,153)
Cancellation of common shares	(29)	(4,315)	(155,737)	—	160,081	—	—
Non-controlling interest dividends	—	—	—	—	—	(393)	(393)
Amortization of deferred pension costs, net of tax	—	—	—	258	—	—	258
Net income (loss)	—	—	191,295	—	—	604	191,899

September 30, 2014	$1,174	$2,013	$384,335	$(8,368)	$(283,656)	$6,277	$101,775

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
	(Unaudited)
Transition asset	$82	$131
Prior service cost	(51)	(55)
Unrecognized net actuarial loss	(8,399)	(8,702)
Total accumulated other comprehensive income (loss)	$(8,368)	$(8,626)

8.  EARNINGS PER SHARE

We compute basic earnings per common share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common and potential common shares include additional shares in the weighted average share calculations associated with the incremental effect of dilutive restricted stock awards and contingently issuable shares, as determined using the treasury stock method. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of diluted earnings per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Weighted average basic common shares outstanding	44,152	45,526	44,571	45,854
Effect of dilutive securities:
Stock options	—	—	—	1
Performance shares	121	135	110	115
Restricted stock	108	167	142	180
Weighted average diluted common and potential common shares outstanding	44,381	45,828	44,823	46,150

                                                                    Return to Index

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Sale of assets	$(442)	$(155)	$(740)	$(687)
Results of non-consolidated subsidiaries	(165)	43	(295)	(142)
Foreign exchange	1,858	518	2,158	3,040
Interest income	(8)	4	(194)	(586)
Rents and royalties	(209)	(156)	(656)	(599)
Insurance recovery	—	(336)	—	(882)
Other, net	(107)	123	(287)	(62)
Total other (income) expense, net	$927	$41	$(14)	$82

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Australian Dollar	$104	$182	$166	$391
British Pound	770	(430)	496	111
Canadian Dollar	903	(278)	1,071	690
Euro	(448)	266	(446)	620
Indonesian Rupiah	82	320	48	373
Malaysian Ringgit	77	144	90	332
Other currencies, net	370	314	733	523
Total (gain) loss	$1,858	$518	$2,158	$3,040

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2014 and 2013 were 23.0% and 24.9%, respectively. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 22.7% and 25.2%, respectively. The change in tax expense is primarily the result of several items discrete to each of the three and nine months ended September 30, 2014 and 2013 along with changes in activity levels among jurisdictions with different tax rates.

                                                                    Return to Index

11.  SEGMENT REPORTING

We operate our business in three reportable segments.  These complimentary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

(Unaudited)	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2014
Revenue from unaffiliated clients	$131,380	$122,161	$22,594	$—	$276,135
Inter-segment revenue	4,734	52,916	1,422	(59,072)	—
Segment operating income (loss)	35,377	45,735	7,553	455	89,120
Total assets (at end of period)	317,741	277,320	33,646	56,425	685,132
Capital expenditures	4,577	2,678	2,021	(1,439)	7,837
Depreciation and amortization	4,158	1,830	350	507	6,845
Three Months Ended September 30, 2013
Revenue from unaffiliated clients	$131,533	$119,511	$22,119	$—	$273,163
Inter-segment revenue	656	791	301	(1,748)	—
Segment operating income (loss)	35,938	42,284	6,516	(142)	84,596
Total assets (at end of period)	320,505	261,970	37,005	37,996	657,476
Capital expenditures	5,414	1,467	285	1,887	9,053
Depreciation and amortization	3,856	2,196	312	389	6,753
Nine Months Ended September 30, 2014
Revenue from unaffiliated clients	$387,225	$343,434	$75,941	$—	$806,600
Inter-segment revenue	10,266	54,097	2,189	(66,552)	—
Segment operating income (loss)	106,571	120,597	27,821	1,092	256,081
Total assets	317,741	277,320	33,646	56,425	685,132
Capital expenditures	15,673	5,508	2,388	4,055	27,624
Depreciation and amortization	11,941	5,605	955	1,295	19,796
Nine Months Ended September 30, 2013
Revenue from unaffiliated clients	$386,000	$337,141	$74,088	$—	$797,229
Inter-segment revenue	2,131	2,468	1,124	(5,723)	—
Segment operating income (loss)	107,707	113,761	23,837	197	245,502
Total assets	320,505	261,970	37,005	37,996	657,476
Capital expenditures	17,267	5,406	1,321	2,994	26,988
Depreciation and amortization	11,080	5,810	692	1,160	18,742
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

                                                                    Return to Index

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

In May 2014, the FASB issued ASU 2014-09 relating to revenue from contracts with customers (FASB ASC Topic 606), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2014 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the "2013 Annual Report").

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

We operate our business in three reportable segments.  These complimentary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. We anticipate North American activity will continue to increase for emerging unconventional oil plays while activity will remain at reduced, yet stable, levels in established unconventional tight-oil and gas plays. We also anticipate the greater levels of deepwater coring programs experienced in the third quarter will continue into the last quarter of 2014 and into 2015, especially in the deepwater Gulf of Mexico. High pressure and high temperature reservoir fluid phase behavior projects are also expected to remain at high levels. Internationally, in response to reduced Brent crude prices, we project only modest growth through the end of 2014, but expect higher levels of activity in 2015 should Brent pricing increase which could enable greater client activity.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

(Unaudited)	Three Months Ended September 30,				$ Change	% Change
	2014		2013		2014/2013	2014/2013
REVENUE:
Services	$203,578	74%	$194,267	71%	$9,311	5%
Product sales	72,557	26%	78,896	29%	(6,339)	(8)%
Total revenue	276,135	100%	273,163	100%	2,972	1%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	113,917	56%	110,087	57%	3,830	3%
Cost of product sales, exclusive of depreciation expense shown below*	53,010	73%	57,340	73%	(4,330)	(8)%
Total cost of services and product sales	166,927	60%	167,427	61%	(500)	0%
General and administrative expense	12,316	4%	14,346	5%	(2,030)	(14)%
Depreciation and amortization	6,845	2%	6,753	3%	92	1%
Other (income) expense, net	927	0%	41	0%	886	NM
Operating income	89,120	32%	84,596	31%	4,524	5%
Interest expense	2,561	1%	2,302	1%	259	11%
Income before income tax expense	86,559	31%	82,294	30%	4,265	5%
Income tax expense	19,909	7%	20,490	8%	(581)	(3)%
Net income	66,650	24%	61,804	23%	4,846	8%
Net income (loss) attributable to non-controlling interest	153	0%	(91)	0%	244	268%
Net income attributable to Core Laboratories N.V.	$66,497	24%	$61,895	23%	$4,602	7%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

(Unaudited)	Nine Months Ended September 30,				$ Change	% Change
	2014		2013		2014/2013	2014/2013
REVENUE:
Services	$580,612	72%	$564,424	71%	$16,188	3%
Product sales	225,988	28%	232,805	29%	(6,817)	(3)%
Total revenue	806,600	100%	797,229	100%	9,371	1%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	336,194	58%	329,901	58%	6,293	2%
Cost of product sales, exclusive of depreciation expense shown below*	160,560	71%	164,674	71%	(4,114)	(2)%
Total cost of services and product sales	496,754	62%	494,575	62%	2,179	0%
General and administrative expense	33,983	4%	38,328	5%	(4,345)	(11)%
Depreciation and amortization	19,796	2%	18,742	2%	1,054	6%
Other (income), net	(14)	0%	82	0%	(96)	NM
Operating income	256,081	32%	245,502	31%	10,579	4%
Interest expense	7,718	1%	6,834	1%	884	13%
Income before income tax expense	248,363	31%	238,668	30%	9,695	4%
Income tax expense	56,464	7%	60,190	8%	(3,726)	(6)%
Net income	191,899	24%	178,478	22%	13,421	8%
Net income (loss) attributable to non-controlling interest	604	0%	391	0%	213	54%
Net income attributable to Core Laboratories N.V.	$191,295	24%	$178,087	22%	$13,208	7%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013 (unaudited)

Services Revenue

Services revenue increased 5% to $203.6 million for the third quarter of 2014 when compared to $194.3 million for the third quarter of 2013. For the nine months ended September 30, 2014, services revenue increased to $580.6 million, up 3% when compared to $564.4 million for the same period of 2013. The increase in services revenue was primarily due to growth in our fracture diagnostic services led by our FLOWPROFILERTM technology along with our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa, the eastern Mediterranean and an improvement of activity in the Gulf of Mexico.

Product Sales Revenue

Revenue associated with product sales decreased to $72.6 million, for the third quarter of 2014, compared to $78.9 million for the third quarter of 2013. For the nine months ended September 30, 2014, product sales revenue decreased slightly to $226.0 million, compared to $232.8 million during the same period in 2013. During the quarter, increased sales of recently introduced products using advanced technology partially replaced basic technology related perforating products. This improved sales revenue mix was a result of increasing market penetration of new technologies such as our new completion systems for optimizing completions and stimulations of horizontal wells, including our HTD-BLASTTM and KODIAKTM Enhanced Perforating System and our permanent reservoir monitoring systems, primarily in the Canadian oil sands market. These new higher margin products replaced higher volume, low margin perforating products in our revenue mix.

Cost of Services

Cost of services expressed as a percentage of services revenue improved to 56.0% for the three months ended September 30, 2014, as compared to 56.7% in the same period in 2013. For the nine months ended September 30, 2014, cost of services

                                                                    Return to Index

expressed as a percentage of services revenue was 57.9%, a favorable change from 58.4% in the same period in 2013. The margin improvements are the result of a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue remained relatively unchanged at approximately 73% for the three months ended September 30, 2014 and 2013. For the nine months ended September 30, 2014, cost of product sales expressed as a percentage of product sales revenue was 71%, comparable to the same period in 2013.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the third quarter of 2014 was 4.5% of revenue, lower than 5.3% in the third quarter of 2013. For the nine months ended September 30, 2014, G&A expense was 4.2% of revenue, an improvement from the same period in 2013 when it was 4.8% of revenue. The improvement for the three and nine months ending September 30, 2014 was primarily attributable to lower variable compensation costs recorded in the third quarter of 2014.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.8 million for the third quarter of 2014, unchanged from the third quarter of 2013. For the nine months ended September 30, 2014, depreciation and amortization expense was $19.8 million compared to $18.7 million for the same period in 2013. The increase is a result of growth in our client-directed capital expenditure program.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Sale of assets	$(442)	$(155)	$(740)	$(687)
Results of non-consolidated subsidiaries	(165)	43	(295)	(142)
Foreign exchange	1,858	518	2,158	3,040
Interest income	(8)	4	(194)	(586)
Rents and royalties	(209)	(156)	(656)	(599)
Insurance recovery	—	(336)	—	(882)
Other, net	(107)	123	(287)	(62)
Total other (income) expense, net	$927	$41	$(14)	$82

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

                                                                    Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Australian Dollar	$104	$182	$166	$391
British Pound	770	(430)	496	111
Canadian Dollar	903	(278)	1,071	690
Euro	(448)	266	(446)	620
Indonesian Rupiah	82	320	48	373
Malaysian Ringgit	77	144	90	332
Other currencies, net	370	314	733	523
Total (gain) loss	$1,858	$518	$2,158	$3,040

Interest Expense

Interest expense for the three months ended September 30, 2014 and 2013 was $2.6 million and $2.3 million, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 was $7.7 million and $6.8 million, respectively.

Income Tax Expense

The effective tax rates for the three months ended September 30, 2014 and 2013 were 23.0% and 24.9%, respectively. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 22.7% and 25.2%, respectively. The change in tax expense is primarily the result of several items discrete to each of the three and nine months ended September 30, 2014 and 2013 along with changes in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management. The following tables summarize our results by segment for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		$ Change	% Change
	2014	2013	2014/2013	2014/2013
Revenue:	(Unaudited)
Reservoir Description	$131,380	$131,533	$(153)	0%
Production Enhancement	122,161	119,511	2,650	2%
Reservoir Management	22,594	22,119	475	2%
Consolidated	$276,135	$273,163	$2,972	1%
Operating income (loss):
Reservoir Description	$35,377	$35,938	$(561)	(2)%
Production Enhancement	45,735	42,284	3,451	8%
Reservoir Management	7,553	6,516	1,037	16%
Corporate and Other[1]	455	(142)	597	NM
Consolidated	$89,120	$84,596	$4,524	5%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

	Nine Months Ended September 30,		$ Change	% Change
	2014	2013	2014/2013	2014/2013
Revenue:	(Unaudited)
Reservoir Description	$387,225	$386,000	$1,225	0%
Production Enhancement	343,434	337,141	6,293	2%
Reservoir Management	75,941	74,088	1,853	3%
Consolidated	$806,600	$797,229	$9,371	1%
Operating income (loss):
Reservoir Description	$106,571	$107,707	$(1,136)	(1)%
Production Enhancement	120,597	113,761	6,836	6%
Reservoir Management	27,821	23,837	3,984	17%
Corporate and Other[1]	1,092	197	895	NM
Consolidated	$256,081	$245,502	$10,579	4%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment remained relatively unchanged at $131.4 million in the third quarter of 2014 compared to $131.5 million in the third quarter of 2013. For the nine months ended September 30, 2014, revenue decreased $1.2 million, to $387.2 million, compared to the same period in 2013. This segment’s operations, which focus on international crude-oil related products, continued to benefit from large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

Operating income decreased slightly to $35.4 million in the third quarter of 2014 compared to $35.9 million in the third quarter of 2013. Operating income for the nine months ended September 30, 2014 decreased slightly to $106.6 million compared to $107.7 million for the same period of 2013. Operating margins were 27% in the third quarter of 2014, comparable to the same period in 2013. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment increased to $122.2 million in the third quarter of 2014 compared to $119.5 million in the third quarter of 2013. Revenue increased to $343.4 million for the nine months ended September 30, 2014, compared to $337.1 million for the same period in 2013. Revenue increased primarily due to the continued successful introduction of Core's FLOWPROFILERTM service, our new completion diagnostic service for optimizing completions and stimulations of horizontal wells, and our new KODIAKTM propellant booster coupled with our HEROTM perforating charges.

Operating income in the third quarter of 2014 increased to $45.7 million from $42.3 million for the third quarter of 2013. For the nine months ended September 30, 2014, operating income increased $6.8 million, to $120.6 million, from $113.8 million for the same period in 2013. Operating margins were 37% in the third quarter of 2014, up 200 basis points when compared to the same period in 2013. Operating income increased from 2013 to 2014 primarily due to increased demand for the Company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies from services such as FLOWPROFILER™, SPECTRACHEM®, ZERO WASH®, and SPECTRAFLOOD™ diagnostic tracers in North America and internationally.

Reservoir Management

Revenue from the Reservoir Management segment increased 2% to $22.6 million in the third quarter of 2014, compared to $22.1 million for the third quarter of 2013. Revenue for the nine months ended September 30, 2014 increased by 3% to $75.9 million, compared to $74.1 million for the same period in 2013. The increase in revenue was due to increased client participation in certain consortium and joint industry projects.

Operating income in the third quarter of 2014 increased 16% to $7.6 million, from $6.5 million for the third quarter of 2013. For the nine months ended September 30, 2014, operating income was $27.8 million, an increase of 17% compared to $23.8

                                                                    Return to Index

million for the same period in 2013. Operating margins were 33% in the third quarter of 2014, up 390 basis points when compared to the same period in 2013. Operating income increased in the third quarter of 2014 primarily as a result of additional participants in our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp, and Eagle Ford plays.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,		% Change
	2014	2013	2014/2013
Free cash flow calculation:	(Unaudited)
Net cash provided by operating activities	$205,659	$210,648	(2)%
Less: cash paid for capital expenditures	27,624	26,988	2%
Free cash flow	$178,035	$183,660	(3)%

The decrease in free cash flow for the first nine months of 2014 compared to the same period in 2013 was primarily due to the timing of income tax installment payments and changes in working capital, partially offset by cash provided by operations.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2014 and 2013 (in thousands):

	Nine Months Ended September 30,		% Change
	2014	2013	2014/2013
Cash provided by/(used in):	(Unaudited)
Operating activities	$205,659	$210,648	(2)%
Investing activities	(31,961)	(31,822)	0%
Financing activities	(173,479)	(175,848)	(1)%
Net change in cash and cash equivalents	$219	$2,978	(93)%

The decrease in cash flows from operating activities for the first nine months of 2014 compared to the same period in 2013 was primarily attributable to timing of income tax installment payments and changes in working capital.

Cash flows used in investing activities during the first nine months of 2014 were comparable to the same period in 2013.

Cash flows used in financing activities decreased slightly for the first nine months of 2014 compared to the same period in 2013. During the first nine months of 2014, we increased our debt by $103 million, as compared to increasing it by $22 million during the first nine months of 2013. In the first nine months of 2014, we repurchased 1,272,472 shares of our common stock

                                                                    Return to Index

for an aggregate purchase price of $210.4 million compared to the repurchase of 1,105,286 shares for an aggregate purchase price of $156.3 million during the same period in 2013. We increased the amount of our quarterly dividend from 32 cents per share to 50 cents per share, resulting in dividend payments of $67.2 million during the first nine months of 2014, compared to $44.1 million during the first nine months of 2013.

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

On August 29, 2014, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $300 million to $350 million and to increase the uncommited availability an additional $50 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The variable rate was reduced from LIBOR plus 1.5% to LIBOR plus 1.25%. The maturity date was extended from September 28, 2016 to August 29, 2019.

The Credit Facility carries an aggregate borrowing capacity of $350 million and provides an option to increase the commitment to $400 million, if certain conditions are met. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.5 million at September 30, 2014, resulting in an available borrowing capacity under the Credit Facility of $104.5 million. In addition to those items under the Credit Facility, we had $19.5 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2014.

The terms of the Credit Facility and the Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In October 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, which is effective through August 29, 2024, we will receive interest at one-month LIBOR and will pay interest at a fixed rate of 2.50%, resulting in a total fixed rate of 3.75% for this amount of debt. Under the second swap agreement of $25 million, which is effective through August 29, 2019, we will receive interest at one-month LIBOR and will pay interest at a fixed rate of 1.73%, resulting in a total fixed rate of 2.98% for this amount of debt. Both of these swaps are designated and qualify as cash flow hedging instruments, resulting in no effect to the Consolidated Statements of Operations or earnings per share.

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

In May 2014, the FASB issued ASU 2014-09 relating to revenue from contracts with customers (FASB ASC Topic 606), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as)

                                                                    Return to Index

the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)
July 2014	199,814	$153.82	199,814	3,240,603
August 2014	286,458	148.15	285,828	2,956,320
September 2014	76,641	155.73	72,384	2,894,394
Total	562,913	$151.19	558,026

(1) Contains 630 shares valued at approximately $0.1 million, or $146.17 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in August 2014; Contains 4,257 shares valued at approximately $0.7 million, or $157.99 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in September 2014.
(2) In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders’ meeting on May 13, 2014, our shareholders authorized an extension to repurchase 10% of our issued share capital through November 13, 2015. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

                                                                    Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended in 2012 (including English translation)	Exhibit 3.1 filed on February 19, 2013 with 2012 10-K (File No. 001-14273)
10.1	-
Sixth Amended and Restated Credit Agreement between Core Laboratories N.V. and Core Laboratories (U.S.) Interests Holdings, Inc., as borrowers, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer.
Form 8-K, August 29, 2014 (File No. 001-14273)
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

CORE LABORATORIES N.V.

Date:	November 4, 2014	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index