Form 10-K
period 2014-12-31
CORE LABORATORIES N V
filed 2015-02-17
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__ ________ ____ ____to _ ____ ____ ____ ____ ___

Commission File Number 001-14273
CORE LABORATORIES N.V.
(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Strawinskylaan 913
Tower A, Level 9
1077 XX Amsterdam
The Netherlands	Not Applicable
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (31-20) 420-3191

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, EUR 0.02 Par Value Per Share	New York Stock Exchange; Euronext Amsterdam Stock Exchange

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2014, the number of common shares outstanding was 44,480,019. At that date, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $7,275,137,567.

As of February 13, 2015, the number of common shares outstanding was 43,322,107.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2015, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
This document (excluding exhibits) contains 71 pages.
The table of contents is set forth on the following page. The exhibit index begins on page 33.

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

More information relating to any significant acquisitions is included in Part IV of this Form 10-K in Note 3 of the Notes to Consolidated Financial Statements ("Notes to Consolidated Financial Statements").

Operations

We derive our revenue from services and product sales to clients primarily in the oil and gas industry.

We operate our business in three reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. Disclosure relating to the operations and financial information of these business segments is included in Note 17 of the Notes to Consolidated Financial Statements.

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 72%, 71% and 71% of our revenue from operations for the years ended December 31, 2014, 2013 and 2012, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales accounted for approximately 28%, 29% and 29% of our revenue from operations for the years ended December 31, 2014, 2013 and 2012, respectively.

Our product sales backlog at December 31, 2014 was approximately $12.2 million compared to $36.8 million at December 31, 2013. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2014 will be completed in 2015.

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

Production Enhancement

We provide diagnostic services and products to help optimize completion and reservoir operations and field development strategies in order to increase recoverable reserves in the most efficient way. Two production enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding a reservoir with water, carbon dioxide, nitrogen or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and/or flooded to maximize oil and gas recovery. Although Core Laboratories is not a hydraulic fracturing company, we do provide services that are used by others to develop and perform hydraulic fracturing and field flood projects and to evaluate the success of those projects. Our services and technologies play a key role in the success of both methods.

The hydraulic fracturing of a producing formation is achieved by pumping a proppant material in a fluid slurry into the reservoir zone at extremely high pressures. This fractures the rock and the proppant material "props" or holds the fractures open after the pressure pumping is complete so that reservoir fluids can flow to the production wellbore. Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the fluid slurry is compatible with the reservoir rock so that damage does not occur that would restrict production. We also provide testing of various propping agents and software to help pick the best proppant based on net present value calculations of client investments. Our proprietary and patented ZERO WASH® tracer technology is used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

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

Our FLOWPROFILERTM service, a proprietary hydrocarbon-based tracer technology, which is a further development of our patented SPECTRACHEM® technology and has been in use for more than five years, quantifies the hydrocarbon production from discrete segments in multi-stage horizontal well completions and stimulations in unconventional tight-oil or gas plays. We have tracers used for oil reservoirs which are different from our tracers used for gas reservoirs. FLOWPROFILERTM technology and the analytical methodology for identifying the hydrocarbon-soluble tracers are the protected intellectual property of Core Lab.

FLOWPROFILERTM technology employs a unique hydrocarbon-soluble tracer and water-soluble tracer introduced into specific and isolated stages via the stimulating proppant stream. The hydrocarbon-soluble tracers are absorbed by the crude oil or gas associated with each stage while the water-soluble tracer remains in the stimulation fluid. When the well is flowed, crude oil or gas and water samples are collected and analyzed in the laboratory to identify and quantify oil or gas flows from each stage and the cleanup of the stimulation fluid. Stages not at optimum flow rates can be identified, precipitating remedial efforts to increase flow and recovery rates, and to provide valuable insight for future wells. This service, which we first used more than five years ago, is being used to monitor offset well interference by sampling offset well oil or gas and water production. The amount of tracer detected in offset wells is being used to help our clients optimize well spacing and the amount of fracturing fluids for each stage.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 52%, 55% and 54% of our revenue from operations during the years ended December 31, 2014, 2013 and 2012, respectively. Prior to 2014, we attributed revenue to the country in which the revenue was recorded. During 2014, we began attributing sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of revenue recorded in the U.S., where the services were performed, that are sourced from projects on foreign oilfields.

The following graphs summarize our reported revenue by geographic region (with 2013 and 2012 revenue reclassified as described above) for the years ended December 31, 2014, 2013 and 2012:

While we are subject to fluctuations and changes in currency exchange rates relating to our international operations, we attempt to limit our exposure to foreign currency fluctuations by limiting the amount in which our foreign contracts are denominated in a currency other than the U.S. dollar. However, the ultimate decision as to the proportion of the foreign currency component within a contract usually resides with our clients. Consequently, we are not always able to eliminate our foreign currency exposure. We have not historically engaged in and are not currently engaged in any significant currency hedging or trading transactions designed to compensate for adverse currency fluctuations.

Environmental and Occupational Safety and Health Regulations

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

Moreover, new, modified or stricter environmental laws, regulations or enforcement policies could be implemented that significantly increase our or our client's compliance costs, pollution mitigation costs, or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material. For example, from time to time, legal requirements have been proposed and, in some instances, adopted, in the United States that could adversely affect our business, financial condition, results of operations, or cash flows related to the following:
*Reduction of Methane Emissions. In January 2015, the Obama Administration announced that the U.S. Environmental Protection Agency (“EPA”) is expected to propose in the summer of 2015 and finalize in 2016 new regulations that would reduce methane emissions from new and modified sources in the oil and gas sector by up to 45 percent from 2012 levels by 2025.
*Climate Change. A number of state and regional efforts exist that are aimed at tracking or reducing greenhouse gas (GHG) emissions. In addition, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that restrict emissions of GHGs under existing provisions of the CAA, and require monitoring and annual reporting of GHG emissions from certain onshore and offshore production facilities and onshore processing, transmission and storage facilities in the petroleum and natural gas system sources.
*Hydraulic Fracturing. Several federal agencies have asserted regulatory authority over aspects of hydraulic fracturing, including the EPA, which plans to propose effluent limit guidelines in the first half of 2015 for waste water from shale gas extraction operations before being discharged to a treatment plant, and the federal Bureau of Land Management ("BLM"), which is expected to issue a final rule in the first half of 2015 regarding hydraulic fracturing conducted on federal and Indian oil and natural gas leases. Moreover, the EPA is one of several federal governmental agencies conducting reviews and studies on the environmental aspects of hydraulic fracturing, with the EPA planning to issue a draft of its final report on hydraulic fracturing in the first half of 2015. In addition, Congress, some states and certain local governments have from time to time considered or adopted or implemented legal requirements that have imposed, and in the future could continue to impose, new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities.
*Offshore Compliance. In response to the Deepwater Horizon incident in the Gulf of Mexico in 2010, federal governmental agencies under the U.S. Department of the Interior, have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. These governmental agencies have implemented and enforced new rules, Notices to Lessees and Operators and temporary drilling moratoria that imposed safety and operational performance measures on exploration, development and production operators in the Gulf of Mexico or otherwise resulted in a temporary cessation of drilling activities.

Our compliance with such new or amended legal requirements could result in our incurring significant additional expense and operating restrictions with respect to our operations, which may not be fully recoverable from our clients and, thus, could reduce net income. Our clients, to whom we provide our services, may similarly incur increased costs or restrictions that may limit or decrease those clients’ operations and have an indirect material adverse effect on our business.

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

Employees

As of December 31, 2014, we had approximately 5,000 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 52%, 55% and 54% of our revenue during the years ended December 31, 2014, 2013 and 2012, respectively. Prior to 2014, we attributed revenue to the country in which the revenue was earned. During 2014, we began attributing sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of revenue recorded in the U.S., where the services were performed, that are sourced from projects on foreign oilfields.

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

Our results of operations may be adversely affected because our efforts to comply with applicable anti-corruption laws such as the United States' Foreign Corrupt Practices Act (the "FCPA") and the United Kingdom's Anti-Bribery Act (the "ABA") could restrict our ability to do business in foreign markets relative to our competitors who are not subject to these laws.

We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We may be subject to competitive disadvantages to the extent that our competitors are able to secure business, licenses or other preferential treatment by making payments to government officials and others in positions of influence or through other methods that we are prohibited from using.

We are subject to the regulations imposed by the FCPA and the ABA, which generally prohibits us and our intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. In particular, we may be held liable for actions taken by our strategic or local partners even though our partners are not subject to these laws. Any such violations could result in substantial civil and/or criminal penalties and might adversely affect our business, results of operations or financial condition. In addition, our ability to continue to work in these parts of the world discussed above could be adversely affected if we were found to have violated certain laws, including the FCPA and the ABA.

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

We are subject to a variety of environmental and occupational safety and health laws and regulations, which may result in increased costs and significant liability to our business.

We are subject to a variety of stringent governmental laws and regulations both in the United States and abroad relating to protection of the environment, occupational health and safety and the use and storage of chemicals and gases used in our analytical and manufacturing processes and the discharge and disposal of wastes generated by those processes. Certain of these laws and regulations may impose joint and several, strict liability for environmental liabilities, such as the remediation of historical contamination or recent spills, and failure to comply with such laws and regulations could result in the assessment of damages, fines and penalties, the imposition of remedial or corrective action obligations or the suspension or cessation of some or all of our operations. These stringent laws and regulations could require us to acquire permits or other authorizations to conduct regulated activities, install and maintain costly equipment and pollution control technologies, impose specific safety and health standards addressing work protection, or to incur costs or liabilities to mitigate or remediate pollution conditions caused by our operations or attributable to former owners or operators. If we fail to control the use, or adequately restrict the emission or discharge, of hazardous substances or wastes, we could be subject to future material liabilities including remedial obligations. In addition, public interest in the protection of the environment has increased dramatically in recent years with governmental authorities imposing more stringent and restrictive requirements. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

Due to concern over the risk of climate change, there has been a broad range of proposed or promulgated state, national and international laws focusing on greenhouse gas (GHG) reduction. Regulatory frameworks adopted, or being considered for adoption, to reduce GHG emissions include cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. For example, the European Emissions Trading Scheme is a program through which many of the European Union member states are implementing cap and trade controls covering numerous power stations and industrial facilities. Also, international accords for GHG reduction are evolving, but they have uncertain timing and outcome, making it difficult to predict their business impact. These proposed or promulgated laws and legal initiatives apply or could apply in countries where we have interests or may have interests in the future. These requirements could make our services and products more expensive, lengthen project implementation times, and reduce demand for the production of oil and natural gas, which could decrease demand for our services and products. In the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing emissions of GHGs and Congress has from time to time considered legislation to reduce emissions of GHGs but no such legislation has yet been adopted. However, the EPA made findings in 2009 that emissions of GHGs present a danger to public health and the environment and, based on these findings, has adopted regulations under existing provisions of the federal Clean Air Act that establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions and that require the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources in the United States, which include the operations of many of our exploration and production clients. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions in the United State would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our clients’ operations could require our clients to incur increased costs and also could adversely affect demand for the oil and natural gas that they produce, which could decrease demand for our services and products.
Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. Hydraulic fracturing activity is more extensively pursued in the United States than internationally. Some countries outside the United States, such as Bulgaria and France, currently have imposed moratoria on hydraulic fracturing while other countries, such as the United Kingdom, allow fracturing activities but those activities are not as widely pursued as they are in the United States. In the United States, the fracturing process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA issued final Clean Air Act regulations in 2012 governing performance standards, including standards for the capture of air emissions released during hydraulic fracturing; announced its intent to propose in the first half of 2015 effluent limit guidelines that wastewater from shale gas extraction operations must meet before discharging to a treatment plant; and issued in May 2014 a prepublication of its Advance Notice of Proposed Rulemaking regarding Toxic Substances Control Act reporting of the chemical substances and mixtures used in hydraulic fracturing. Also, in 2013, the BLM issued a revised proposed rule containing disclosure requirements and other mandates for hydraulic fracturing on federal lands and the agency is now analyzing comments to the proposed rulemaking and is expected to promulgate a final rule in the first half of 2015.In addition, the United States Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit fracturing altogether, as the State of New York announced in December 2014 with regard to fracturing activities in New York. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions related to the hydraulic fracturing process are adopted in areas where our exploration and production clients’ operate, those clients could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our products and services. Further, several federal governmental agencies in the United States are conducting studies on the environmental aspects of hydraulic fracturing activities. In particular, the EPA is pursuing a study on the potential environmental effects of hydraulic fracturing on drinking water sources, with a draft report expected to be issued for public comment and peer review in the first half of 2015. On-going or future studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing in the United States, which events could delay or curtail production of natural gas by exploration and production operators, some of which are our clients, and thus reduce demand for our products and services.
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

In August 2012, the SEC issued their final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding mandatory disclosure and reporting requirements by public companies of their use of “conflict minerals” (tantalum, tin, tungsten and gold) and whether these minerals originate in the Democratic Republic of Congo or adjoining countries. We have performed specified reasonable country of origin inquiry activities throughout the 2013 and 2014 calendar years, and filed our first report in May 2014. As our suppliers determine the original source of the conflict minerals they sell or use in their manufacturing processes, we may find that sourcing at competitive prices and availability in sufficient quantities of certain of these conflict minerals could be affected. If the number of suppliers who provide conflict-free minerals is limited, this could have a material adverse effect on the Company's ability to purchase these products or to purchase these products at a favorable price or on favorable terms in the future.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 3.0 million square feet of space) in more than 50 countries. In these locations, we lease approximately 2.0 million square feet and own approximately 1.0 million square feet. We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Aberdeen, Scotland; Abu Dhabi, UAE; Calgary, Canada; Houston, Texas; Kuala Lumpur, Malaysia; and Rotterdam, The Netherlands. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have significant manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment. Our facilities are adequate for our current operations; however, expansion into new facilities or the replacement or modification of existing facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

See Note 11 of the Notes to Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") and the Euronext Amsterdam Stock Exchange ("Euronext Amsterdam") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE and Euronext Amsterdam are set in the following table for the periods indicated:

	NYSE		Euronext Amsterdam
	(U.S. Dollars)		(Euros)
2014	High	Low	High	Low
Fourth Quarter	$147.11	$$109.88	€122.00	€89.66
Third Quarter	$168.40	$$143.14	€125.00	€109.80
Second Quarter	$221.00	$$150.50	€157.00	€112.50
First Quarter	$206.42	$$172.41	€145.05	€130.00
2013
Fourth Quarter	$200.00	$$168.43	€158.00	€126.00
Third Quarter	$170.86	$$145.07	€135.00	€113.00
Second Quarter	$155.32	$$124.27	€117.50	€98.00
First Quarter	$139.91	$$108.16	€108.50	€82.00

On February 13, 2015, the closing price, as quoted by the NYSE, was $112.18 per share and there were 43,322,107 common shares issued and outstanding held by approximately 574 record holders and approximately 124,888 beneficial holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In July 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.50 and $0.32 per share were paid each quarter of 2014 and 2013, respectively. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions. On January 12, 2015, the Company declared a cash dividend of $0.55 per share to be paid on February 20, 2015.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Standard & Poor's Oil & Gas Equipment and Services Index (which has been selected as our peer group) for the period beginning December 31, 2009 and ending December 31, 2014. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2009 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information is "furnished" and shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2014

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2014:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (4)

October 31, 2014 (1)	145,096	$138.44	145,096	2,766,658
November 30, 2014 (2)	149,712	$136.27	149,712	2,617,583
December 31, 2014 (3)	113,520	$118.72	113,520	2,596,982
Total	408,328	$132.16	408,328

(1)
includes 4,924 shares valued at $0.7 million, or $142.59 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(2)
includes 186 shares valued at $25.9 thousand, or $139.25 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(3)
includes 33,684 shares valued at $4.1 million, or $120.81 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(4)	During the quarter 110,916 treasury shares were distributed relating to stock-based awards.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 13, 2014, our shareholders authorized an extension until November 13, 2015 to purchase up to 10% of our issued share capital which may be used for any legal purpose. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2014, we have repurchased 37,867,189 shares for an aggregate purchase price of approximately $1.5 billion, or an average price of $38.43 per share. At December 31, 2014, we held 1,963,018 shares in treasury and have the authority to repurchase 2,596,982 additional shares under our stock repurchase program as described in the preceding paragraph.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements each of which is included in this Form 10-K.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share and other data)
Financial Statement Data:
Revenue	$1,085,222	$1,073,508	$981,080	$907,648	$794,653
Net income attributable to Core Laboratories N.V.	257,485	242,811	216,071	184,684	144,917
Working capital	169,954	168,093	156,397	143,353	69,967
Total assets	675,653	661,010	636,516	610,873	650,241
Long-term debt and capital lease obligations, including current maturities	356,000	267,028	234,073	225,419	147,543
Total equity	93,993	169,389	187,913	181,655	292,340

Earnings Per Share Information:
Net income attributable to Core Laboratories N.V.:
Basic	$5.80	$5.31	$4.58	$3.99	$3.23
Diluted	$5.77	$5.28	$4.54	$3.82	$3.00
Weighted average common shares outstanding:
Basic	44,362	45,692	47,211	46,286	44,830
Diluted	44,600	45,994	47,553	48,393	48,241
Cash dividends declared per common share	$2.00	$1.28	$1.12	$1.00	$0.890

Other Data:
Current ratio (1)	2.29:1	2.24:1	2.11:1	2.00:1	1.25:1
Debt to EBITDA ratio (2)	0.95:1	0.74:1	0.73:1	0.83:1	0.59:1
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

We operate our business in three reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

Average prices for West Texas Intermediate ("WTI") and Brent crude oil decreased during 2014 while average prices for natural gas and the average rig count both in North America and worldwide increased. Prices for WTI and Brent crude oil as well as natural gas ended 2014 at levels below year-end 2013. The rig count also ended 2014 below 2013.

The following table summarizes the annual average and year-end worldwide and U.S. rig counts for the years ended December 31, 2014, 2013 and 2012, as well as the annual average and year-end spot price of a barrel of WTI crude, Europe Brent crude and an MMBtu of natural gas:

	2014	2013	2012
Baker Hughes Worldwide Average Rig Count (1)	3,578	3,412	3,518
Baker Hughes U.S. Average Rig Count (1)	1,862	1,761	1,919

Baker Hughes Worldwide Year-End Rig Count (2)	3,570	3,478	3,390
Baker Hughes U.S. Year-End Rig Count (2)	1,882	1,771	1,784

Average Crude Oil Price per Barrel WTI (3)	$93.17	$97.98	$94.05
Average Crude Oil Price per Barrel Brent (4)	$98.97	$108.56	$111.63
Average Natural Gas Price per MMBtu (5)	$4.37	$3.73	$2.75

Year-end Crude Oil Price per Barrel WTI (3)	$53.45	$98.17	$91.83
Year-end Crude Oil Price per Barrel Brent (4)	$55.27	$109.95	$110.80
Year-end Natural Gas Price per MMBtu (5)	$3.14	$4.31	$3.43
(1) Twelve month average rig count as reported by Baker Hughes Incorporated - Worldwide Rig Count.
(2) Year-end rig count as reported by Baker Hughes Incorporated - Worldwide Rig Count.
(3) Average daily and year-end West Texas Intermediate crude spot price as reported by the U.S. Energy Information Administration.
(4) Average daily and year-end Europe Brent crude spot price as reported by the U.S. Energy Information Administration.
(5) Average daily and year-end Henry Hub natural gas spot price as reported by the U.S. Energy Information Administration.

Beginning in the third quarter of 2012, certain operators in North America reduced activity levels in response to lower commodity prices which had begun to impact their project economics. While the average U.S. rig count reported by Baker Hughes increased in 2012 over the average rig count in 2011, by the end of 2013 the active rigs working were less than the 2012 average rig count. This decrease in activity led to virtually no growth in activity levels in North America during 2013. As a result of slow global economic growth from 2009 through 2013, in conjunction with moderate commodity prices, our clients did not materially increase their activity levels. In spite of this, our revenue increased more than 9% in 2013 over 2012, with operating income increasing over 12%. During 2014, North American activity increased slightly for emerging unconventional oil plays while activity in established unconventional tight-oil and gas plays remained at reduced, yet stable, levels. Without a significant increase in the price of crude oil and natural gas, we anticipate North American industry activity levels to dramatically decline during 2015 and possibly into 2016. Although the price for WTI crude oil has declined by approximately 4% and Henry Hub natural gas price has declined approximately 14% subsequent to year end, the price volatility during this period has seen both prices as much as 18% lower than year end. The US rig count has fallen approximately 28% since year-end. We anticipate that North American land rig count will continue to fall sharply into the second quarter of 2015, while deepwater Gulf of Mexico activities will continue at, or near, fourth quarter 2014 levels.

Outside of the U.S., the worldwide rig count at the end of 2013 was up versus the end of 2012, while activity in certain parts of the world such as West Africa, East Africa, the Middle East and the Asia Pacific region continued to exhibit some strength. Internationally, Brent crude prices declined in the latter part of 2014 which had the impact of slowing international and deepwater development activity. During 2014, we did experience modest growth. Similar to North America, without significant increases in the price of crude oil, we anticipate global activity levels to also decline during 2015 and into 2016, although not as dramatically as in North America. Subsequent to year-end, the price of Brent crude has increased approximately 3%, but has shown volatility during the period with prices down as much as 18%. The worldwide rig count has fallen approximately 16% since the end of the year. We anticipate international activity levels will decrease slightly, with the Middle East region continuing at a relatively higher level of activity.

Results of Operations

Operating Results for the Year Ended December 31, 2014 Compared to the Years Ended December 31, 2013 and 2012

We evaluate our operating results by analyzing revenue, operating income and net income margin (defined as net income divided by total revenue). Since we have a relatively fixed cost structure, increases in revenue generally translate into higher operating income results as well as net income margin percentages. Results for the years ended December 31, 2014, 2013 and 2012 are summarized in the following chart:

INCOME AND MARGIN ANALYSIS

Results of operations as a percentage of applicable revenue are as follows (dollars in thousands):

	2014		2013		2012		2014 / 2013	2013 / 2012
Revenue:							% Change
Services	$780,872	72.0%	$765,428	71.3%	$693,895	70.7%	2.0%	10.3%
Product Sales	304,350	28.0%	308,080	28.7%	287,185	29.3%	(1.2)%	7.3%
TOTAL REVENUE	1,085,222	100.0%	1,073,508	100.0%	981,080	100.0%	1.1%	9.4%
OPERATING EXPENSES:
Cost of services* (1)	449,488	57.6%	444,963	58.1%	413,086	59.5%	1.0%	7.7%
Cost of product sales* (1)	215,783	70.9%	218,005	70.8%	208,733	72.7%	(1.0)%	4.4%
Total cost of services and product sales	665,271	61.3%	662,968	61.8%	621,819	63.4%	0.3%	6.6%
General and administrative expenses (1)	45,655	4.2%	51,988	4.8%	43,185	4.4%	(12.2)%	20.4%
Depreciation and amortization	26,696	2.5%	25,471	2.4%	22,917	2.3%	4.8%	11.1%
Other (income) expense, net	1,069	0.1%	(338)	—%	(4,121)	(0.4)%	NM	NM
OPERATING INCOME	346,531	31.9%	333,419	31.1%	297,280	30.3%	3.9%	12.2%
Interest expense	10,600	1.0%	9,317	0.9%	8,820	0.9%	13.8%	5.6%
Income before income tax expense	335,931	31.0%	324,102	30.2%	288,460	29.4%	3.6%	12.4%
Income tax expense	77,305	7.1%	80,908	7.5%	71,848	7.3%	(4.5)%	12.6%
Net income	258,626	23.8%	243,194	22.7%	216,612	22.1%	6.3%	12.3%
Net income attributable to non-controlling interest	1,141	0.1%	383	—%	541	0.1%	NM	NM
Net income attributable to Core Laboratories N.V.	$257,485	23.7%	$242,811	22.6%	$216,071	22.0%	6.0%	12.4%

Diluted earnings per share attributable to Core Laboratories N.V.	$5.77		$5.28		$4.54		9.3%	16.3%

Diluted weighted average common shares outstanding	44,600		45,994		47,553

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.
(1) Excludes depreciation.

Services Revenue

Services revenue increased to $780.9 million for 2014 from $765.4 million for 2013 and $693.9 million for 2012. The increase in services revenue from 2013 to 2014 was primarily due to growth in our fracture diagnostic services led by our FLOWPROFILERTM technology along with our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa, the eastern Mediterranean region and increased activity in the Gulf of Mexico. The increase in services revenue from 2012 to 2013 was primarily due to our continued focus on existing fields and fields under development, as opposed to increasingly volatile and downward trends in exploration efforts.

Product Sales Revenue

Product sales revenue decreased to $304.4 million for 2014, from $308.1 million for 2013 which had increased from $287.2 million in 2012. During the year, increased sales of recently introduced products using advanced technology partially replaced basic technology related perforating products. This improved sales revenue mix was a result of increasing market penetration of new technologies such as our new completion systems for optimizing completion and stimulations of horizontal wells, including our HTD-BLASTTM and KODIAKTM Enhanced Perforating Systems and our permanent reservoir monitoring systems, primarily in the Canadian oil sands market. These new higher margin products replaced higher volume, low margin perforating products in our revenue mix. The increase in revenue from 2012 to 2013 was driven primarily by the continued successful introduction of new technologies such as our new completion systems for optimizing completions and stimulations of horizontal wells, including our HTD-BLASTTM and KODIAKTM Enhanced Perforating Systems, and our permanent reservoir monitoring systems, primarily in the Canadian market.

Cost of Services, excluding depreciation

Cost of services increased to $449.5 million for 2014 from $445.0 million for 2013 and $413.1 million for 2012. As a percentage of services revenue, cost of services decreased to 57.6% in 2014 from 58.1% in 2013 and 59.5% in 2012. The margin improvements are the result of a better mix of projects aimed at more complex reservoirs, over the fixed cost structure.

Cost of Product Sales, excluding depreciation

Cost of product sales decreased to $215.8 million for 2014 from $218.0 million for 2013 which had increased from $208.7 million for 2012. As a percentage of product sales revenue, cost of sales remained at 71% for 2014 and 2013 but was down from 72.7% for 2012. The decrease in cost of sales as a percentage of product sales revenue as compared to 2012 was primarily due to the substantial increase in the cost of raw materials, especially specialty steel, in the second half of 2011 which increased our cost of product sales in 2012 as these raw materials were converted to finished goods which were subsequently sold.

General and Administrative Expense

General and administrative expenses include corporate management and centralized administrative services that benefit our operations. General and administrative expenses were $45.7 million for 2014, which represents 4.2% of revenue, a decrease compared to 4.8% of revenue in 2013. General and administrative expenses as a percent of revenue were 4.4% in 2012. The decrease during 2014 was primarily attributable to lower variable compensation costs.

Depreciation and Amortization Expense

Depreciation and amortization expense of $26.7 million increased by $1.2 million in 2014 compared to 2013, after increasing by $2.6 million in 2013 compared to 2012. The increase during 2014 is a result of growth in our client-directed capex program.

Other Income, Net

The components of other income, net, were as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Sale of assets	$(764)	$(909)	$(201)
Results of non-consolidated subsidiaries	(364)	(177)	(646)
Foreign exchange	4,230	4,339	142
Interest income	(403)	(776)	(319)
Rents and royalties	(817)	(863)	(1,033)
Insurance and other settlements	(292)	(1,611)	(4,490)
Legal entity realignment	—	—	1,860
Euronext Amsterdam listing	—	—	923
Other, net	(521)	(341)	(357)
Total other (income) expense, net	$1,069	$(338)	$(4,121)

We incurred property losses due to Hurricane Isaac in 2012. During 2013, our insurance claim for property losses and business interruption was fully settled for a gain of $1.6 million.

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

Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
(Gains) losses by currency	2014	2013	2012

Australian Dollar	$289	$432	$30
British Pound	1,132	(49)	(41)
Canadian Dollar	1,886	1,456	(415)
Euro	(1,537)	848	(62)
Malaysian Ringgit	278	421	70
Mexican Peso	284	156	(87)
Nigerian Naira	432	94	11
Other currencies, net	1,466	981	636
Total loss	$4,230	$4,339	142

Interest Expense

Interest expense increased by $1.3 million in 2014 compared to 2013 primarily due to increased borrowings on our revolving Credit Facility.

Income Tax Expense

Income tax expense decreased $3.6 million in 2014 compared to 2013 due primarily to a decrease in the effective tax rate in 2014, which was driven by the mix of taxable income in various jurisdictions. Income tax expense increased $9.1 million in 2013 compared to 2012 due primarily to an increase in taxable income in 2013. The effective tax rate was 23.0%, 25.0%, and 24.9% for 2014, 2013, and 2012, respectively.

Segment Analysis

The following charts and tables summarize the annual revenue and operating results for our three complementary business segments.

 Segment Revenue

 Segment Revenue

	For the Years Ended December 31,
(dollars in thousands)	2014	% Change	2013	% Change	2012
Reservoir Description	$518,974	(0.6)%	$522,251	5.4%	$495,529
Production Enhancement	467,577	3.4%	452,415	12.0%	403,792
Reservoir Management	98,671	(0.2)%	98,842	20.9%	81,759
Total Revenue	$1,085,222	1.1%	$1,073,508	9.4%	$981,080

Segment Operating Income

	For the Years Ended December 31,
(dollars in thousands)	2014	% Change	2013	% Change	2012
Reservoir Description	$143,624	(1.9)%	$146,338	1.3%	$144,502
Production Enhancement	165,204	6.8%	154,715	20.3%	128,602
Reservoir Management	37,220	18.0%	31,555	19.4%	26,428
Corporate and other (1)	483	NM	811	NM	(2,252)
Operating Income	$346,531	3.9%	$333,419	12.2%	$297,280

(1) “Corporate and other" represents those items that are not directly relating to a particular segment.
"NM" means not meaningful.

Segment Operating Income Margins (1)

	For the Years Ended December 31,
	2014	2013	2012
	Margin	Margin	Margin
Reservoir Description	27.7%	28.0%	29.2%
Production Enhancement	35.3%	34.2%	31.8%
Reservoir Management	37.7%	31.9%	32.3%
Total Company	31.9%	31.1%	30.3%
(1) Calculated by dividing "Operating Income" by "Revenue."

Reservoir Description

Revenue for our Reservoir Description segment decreased by 1%, to $519.0 million in 2014 compared to $522.3 million in 2013, which was an increase of 5.4% compared to $495.5 million in 2012. As oil prices plummeted during the final months of 2014, international and global deepwater activities and opportunities declined as well. This led to a decrease in revenue in 2014 compared to 2013. This segment’s operations, however, which focus on international crude-oil related products, continued to benefit from large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

Operating income decreased to $143.6 million in 2014 from $146.3 million in 2013 and $144.5 million in 2012. As 2014 revenues declined, we also saw a corresponding decrease in operating income; however, operating margins remained at approximately 28% in 2014. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over the more cyclical exploration-related projects. The increase in operating income in 2013 over 2012 was the result of higher sales, including a better mix of projects aimed at more complex reservoirs, over the fixed cost structure. Operating margins were 28% in 2013, down slightly from 29% in 2012.

Production Enhancement

Revenue for our Production Enhancement segment increased by $15.2 million, or 3.4%, in 2014 compared to 2013, and increased 12% in 2013 compared to 2012 primarily due to the continued success of Core's FLOWPROFILERTM service, our new completion diagnostic service for optimizing completions and stimulations of horizontal wells, and our new KODIAKTM propellant booster coupled with our HEROTM perforating charges.

Operating income for this segment increased 6.8% to $165.2 million in 2014 from $154.7 million in 2013. Operating income for this segment increased 20.3% to $154.7 million in 2013 from $128.6 million in 2012. Operating margins increased to 35.3% in 2014 from 34.2% and 31.8% in 2013 and 2012, respectively. The increases in operating income and operating margin were primarily driven by increased demand for the Company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies and services such as FLOWPROFILER™, SPECTRACHEM®, ZERO WASH®, and SPECTRAFLOOD™ diagnostic tracers in North America and internationally.

Reservoir Management

Revenue for our Reservoir Management segment was flat at $98.7 million in 2014 compared to 2013 and increased from $81.8 million in 2012. Our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new joint-industry projects in the Williston Basin targeting the tight oil of the entire Three Forks sections and a study in the Appalachian Basin of the emerging Devonian shales in the liquids window continue to provide a solid revenue stream.

Operating income for this segment increased to $37.2 million in 2014 compared to $31.6 million in 2013 and $26.4 million in 2012. Operating margins increased to 37.7% in 2014, from 31.9% and 32.3% in 2013 and 2012, respectively. The increase in operating income was primarily a result of additional participants in our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp and Eagle Ford plays, as well as sales of fully completed studies, which generate significant incremental margins.

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

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"). We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow, as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
Free Cash Flow Calculation	2014	2013	2012
Net cash provided by operating activities	$303,449	$298,137	$237,202
Less: cash paid for capital expenditures	(36,586)	(35,416)	(31,151)
Free cash flow	$266,863	$262,721	$206,051

Free cash flow has increased each year primarily due to the growth of the Company, with the increases in net income leading to the increases in cash provided by operations. During these periods of growth, capital expenditures also increased each year.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the Years Ended December 31,
	2014	2013	2012
Cash provided by/(used in):
Operating activities	$303,449	$298,137	$237,202
Investing activities	(42,066)	(43,198)	(34,004)
Financing activities	(263,121)	(249,077)	(213,304)
Net change in cash and cash equivalents	$(1,738)	$5,862	$(10,106)

The increase in cash flow from operating activities in 2014 compared to 2013 was primarily attributable to the timing of income tax installment payments and changes in working capital while the increase in 2013 compared to 2012 was attributable to an increase in net income and a decrease in income tax receivables.

Cash flow used in investing activities in 2014 was comparable to 2013 and increased $9.2 million in 2013 over 2012 as a result of an increase in capital expenditures and an increase in the premiums on life insurance policies.

Cash flow used in financing activities in 2014 increased $14.0 million compared to 2013. Cash flow used in financing activities in 2013 increased $35.8 million compared to 2012. During 2014, we spent $264.4 million to repurchase our common shares and $89.1 million to pay dividends, offset by a net increase in our debt balance of $89 million. During 2013, we spent $227.2 million to repurchase our common shares and $58.6 million to pay dividends, offset by a net increase in our debt balance of $33 million. During 2012, we spent $175.7 million to repurchase our common shares and $52.9 million to pay dividends, offset by a net increase in our debt balance of $11 million.

During the year ended December 31, 2014, we repurchased 1,680,800 shares of our common stock for an aggregate amount of $264.4 million, or an average price of $157.29 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest or to finance future acquisitions. Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 10% of our issued share capital in treasury. On May 13, 2014 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program until November 13, 2015 to purchase up to 10% of our issued share capital which may be used for any legal purpose. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $120.34 per share on December 31, 2014, an increase of over 2,886%.

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

On August 29, 2014, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $300 million to $350 million and to increase the uncommitted availability an additional $50 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. Also, the variable rate was reduced from LIBOR plus 1.5% to LIBOR plus 1.25% and the maturity date was extended from September 28, 2016 to August 29, 2019.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25 million at December 31, 2014, resulting in an available borrowing capacity under the Credit Facility of $119 million. In addition to those items under the Credit Facility, we had $19.8 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2014.

The terms of the Credit Facility and our Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In October 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the interest rate at 2.98% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the interest rate at 3.75% through August 29, 2024. Each swap is measured at fair value and recorded in our consolidated balance sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss (AOCL) and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

In addition to our repayment commitments under our Credit Facility and our Senior Notes, we have capital lease obligations relating to the purchase of equipment, and non-cancellable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Debt (1)	$356,000	$—	$—	$206,000	$150,000
Operating leases	104,046	21,804	32,234	20,329	29,679
Pension (2)	2,033	2,033	—	—	—
Total contractual obligations	$462,079	$23,837	$32,234	$226,329	$179,679

(1) Not included in the above balances are anticipated cash payments for interest of $6.1 million a year for 2015-2021 and cash payments for interest of $3.1 million a year for 2022-2023 for a total of $48.9 million.

(2) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2014. Not included in the table above are uncertain tax positions of $11.7 million that we have accrued for at December 31, 2014, as the amounts and timing of payment, if any, are uncertain. See Note 9 of the Notes to Consolidated Financial Statements for further detail of this amount.

At December 31, 2014, we had tax net operating loss carry-forwards in various jurisdictions of approximately $23.5 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2014. If unused, those carry-forwards which are subject to expiration may expire during the years 2015-2025. During 2014, no operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to track client demand for our services and products. Given the current downward trend in industry activity levels, we have not determined, at this time, the level of investment that will be made in 2015. We will, however, continue to invest to fund the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients. In addition, we plan to continue to (i) repurchase our common shares on the open market through our share repurchase program, (ii) pay a dividend and/or (iii) acquire complementary technologies. Our ability to continue these initiatives depends on, among other things, market conditions and our ability to generate free cash flow.

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. Based on recent developments, unless there is a significant increase in the price of crude oil and natural gas, we believe that the global level of activities and workflows will dramatically decline during 2015 and into 2016, which could negatively impact our revenues, operating income and operating margins as well.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our dividend and share repurchase programs from a combination of cash on hand, cash flow from operating activities and available borrowings under our Credit Facility.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2014.

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Our allowance for doubtful accounts at December 31, 2014 was $3.4 million compared to $2.9 million at December 31, 2013.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $7.2 million and $6.1 million at December 31, 2014 and 2013, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2014, 2013 and 2012.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate a possible impairment.

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2014, 2013 and 2012.

We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

Obsolete Inventory

We forecast client demand, considering changes in technology which could result in obsolescence. Our valuation reserve for obsolete inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for obsolete inventory at December 31, 2014 was $2.6 million compared to $2.9 million at December 31, 2013.

Pensions and Other Postretirement Benefits

We maintain a noncontributory defined benefit pension plan for substantially all of our Dutch employees hired before 2007. We utilize an actuary to assist in determining the value of the projected benefit obligation. This valuation requires various estimates and assumptions concerning mortality, future pay increases, expected return on plan assets and discount rate used to value our obligations. We recognize net periodic benefit cost based upon these estimates. As required by current accounting standards, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost. See Note 10 of the Notes to Consolidated Financial Statements. Furthermore, we sponsor several defined contribution plans for the benefit of our employees. We expense these contributions in the period the contribution is made.

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

In May 2014, the FASB issued ASU 2014-09 relating to revenue from contracts with customers (FASB ASC Topic 606), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with the customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not believe that our exposure to market risks, which are primarily related to interest rate changes, is material.

Interest Rate Risk

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2014 and 2013 approximated the book value.

From time to time, we are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2014, we had an outstanding balance of $206 million. A 10% change in interest rates would not have a material impact on our results of operations or cash flows.

In October 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the interest rate at 3.75% through August 29, 2024, and under the second swap agreement of $25 million, we have fixed the interest rate at 2.98% through August 29, 2019. Each swap is measured at fair value and recorded in our consolidated balance sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss (AOCL) and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2014 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2015 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2014.

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

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date:	February 16, 2015	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 16th day of February, 2015.

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
Margaret Ann van Kempen

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2015

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands, except share and per share data)

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,350	$25,088
Accounts receivable, net of allowance for doubtful accounts of $3,397 and $2,872 at 2014 and 2013, respectively	197,163	201,322
Inventories	43,371	46,821
Prepaid expenses	14,246	13,128
Income tax receivable	10,980	5,294
Other current assets	12,710	12,215
TOTAL CURRENT ASSETS	301,820	303,868
PROPERTY, PLANT AND EQUIPMENT, net	149,014	138,824
INTANGIBLES, net	10,642	10,949
GOODWILL	164,464	163,337
DEFERRED TAX ASSETS, net	3,876	4,452
OTHER ASSETS	45,837	39,580
TOTAL ASSETS	$675,653	$661,010
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$47,084	$50,821
Accrued payroll and related costs	34,617	38,969
Taxes other than payroll and income	11,199	6,979
Unearned revenues	11,009	10,887
Income taxes payable	8,333	14,462
Other accrued expenses	19,624	13,657
TOTAL CURRENT LIABILITIES	131,866	135,775
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	356,000	267,002
DEFERRED COMPENSATION	42,705	38,014
DEFERRED TAX LIABILITIES, net	7,210	8,870
OTHER LONG-TERM LIABILITIES	43,879	41,960
COMMITMENTS AND CONTINGENCIES

EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 45,600,002 issued and 43,636,984 outstanding at 2014 and 46,750,002 issued and 45,101,389 outstanding at 2013	1,174	1,203
Additional paid-in capital	—	—
Retained earnings	415,906	415,930
Accumulated other comprehensive income (loss)	(11,894)	(8,626)
Treasury shares (at cost), 1,963,018 at 2014 and 1,648,613 at 2013	(317,613)	(245,184)
Total Core Laboratories N.V. shareholders' equity	87,573	163,323
Non-controlling interest	6,420	6,066
TOTAL EQUITY	93,993	169,389
TOTAL LIABILITIES AND EQUITY	$675,653	$661,010
The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012

REVENUE:
Services	$780,872	$765,428	$693,895
Product sales	304,350	308,080	287,185
Total Revenue	1,085,222	1,073,508	981,080
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	449,488	444,963	413,086
Cost of product sales, exclusive of depreciation shown below	215,783	218,005	208,733
General and administrative expenses, exclusive of depreciation shown below	45,655	51,988	43,185
Depreciation	25,297	24,168	21,762
Amortization	1,399	1,303	1,155
Other (income) expense, net	1,069	(338)	(4,121)
OPERATING INCOME	346,531	333,419	297,280
Interest expense	10,600	9,317	8,820
Income before income tax expense	335,931	324,102	288,460
Income tax expense	77,305	80,908	71,848
Net income	258,626	243,194	216,612
Net income (loss) attributable to non-controlling interest	1,141	383	541
Net income attributable to Core Laboratories N.V.	$257,485	$242,811	$216,071
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$5.80	$5.31	$4.58
Diluted earnings per share attributable to Core Laboratories N.V.	$5.77	$5.28	$4.54
Cash dividends per share	$2.00	$1.28	$1.12
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,362	45,692	47,211
Diluted	44,600	45,994	47,553

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012

Net income	$258,626	$243,194	$216,612
Derivatives
Changes in fair value of interest rate swaps	(1,327)	—	—
Interest rate swap amounts reclassified to interest expense	245	—	—
Pension and other postretirement benefit plans
Adjustment of unrecognized pension actuarial gain (loss)	(4,399)	(1,407)	(8,956)
Prior service credit arising during period	1,024	583	—
Prior service cost
Amortization to net income of transition asset	(87)	(87)	(87)
Amortization to net income of prior service cost	7	159	159
Amortization to net income of net loss	540	468	—
Income taxes on pension and other postretirement benefit plans	729	71	2,210
Comprehensive income	255,358	242,981	209,938
Comprehensive income (loss) attributable to non-controlling interests	1,141	383	541
Comprehensive income attributable to Core Laboratories N.V.	$254,217	$242,598	$209,397

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2011	49,037,806	$1,262	$2,126	$283,660	$(1,739)	1,408,334	$(107,406)	$3,752	$181,655
Stock options exercised, net of capital taxes	—	—	(60)	—	—	(1,042)	65	—	5
Stock-based compensation, net of awards issued	—	—	276	(6,530)	—	(299,964)	24,635	—	18,381
Tax benefit of stock-based awards issued	—	—	5,226	—	—	—	—	—	5,226
Repurchases of common shares	—	—	—	—	—	1,581,069	(175,732)	—	(175,732)
Dividends paid	—	—	—	(52,950)	—	—	—	—	(52,950)
Cancellation of treasury shares	(1,138,224)	(29)	(7,568)	(78,996)	—	(1,138,224)	86,593	—	—
Purchase of non-controlling interest	—	—	—	—	—	—	—	(110)	(110)
Non-controlling interest contributions	—	—	—	—	—	—	—	1,800	1,800
Non-controlling interest dividend	—	—	—	—	—	—	—	(300)	(300)
Other	2	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	(6,674)	—	—	—	(6,674)
Net income (loss)	—	—	—	216,071	—	—	—	541	216,612
BALANCE, December 31, 2012	47,899,584	$1,233	$—	$361,255	$(8,413)	1,550,173	$(171,845)	$5,683	$187,913

Stock options exercised, net of capital taxes	—	—	(1,411)	—	—	(12,000)	1,494	—	83
Stock-based compensation, net of awards issued	—	—	1,047	(5,509)	—	(222,176)	24,988	—	20,526
Tax benefit of stock-based awards issued	—	—	3,744	—	—	—	—	—	3,744
Repurchases of common shares	—	—	—	—	—	1,482,198	(227,216)	—	(227,216)
Dividends paid	—	—	—	(58,642)	—	—	—	—	(58,642)
Cancellation of treasury shares	(1,149,582)	(30)	(3,380)	(123,985)	—	(1,149,582)	127,395	—	—
Other comprehensive income	—	—	—	—	(213)	—	—	—	(213)
Net income (loss)	—	—	—	242,811	—	—	—	383	243,194
BALANCE, December 31, 2013	46,750,002	$1,203	$—	$415,930	$(8,626)	1,648,613	$(245,184)	$6,066	$169,389
Stock-based compensation, net of awards issued	—	—	1,295	(12,683)	—	(216,395)	31,858	—	20,470
Tax benefit of stock-based awards issued	—	—	3,020	—	—	—	—	—	3,020
Repurchases of common shares	—	—	—	—	—	1,680,800	(264,368)	—	(264,368)
Dividends paid	—	—	—	(89,089)	—	—	—	—	(89,089)
Cancellation of treasury shares	(1,150,000)	(29)	(4,315)	(155,737)	—	(1,150,000)	160,081	—	—
Non-controlling interest dividend	—	—	—	—	—	—	—	(787)	(787)
Other comprehensive income	—	—	—	—	(3,268)	—	—	—	(3,268)
Net income (loss)	—	—	—	257,485	—	—	—	1,141	258,626
BALANCE, December 31, 2014	45,600,002	$1,174	$—	$415,906	$(11,894)	1,963,018	$(317,613)	$6,420	$93,993

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$258,626	$243,194	$216,612
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	20,470	20,526	18,381
Depreciation and amortization	26,696	25,471	22,917
Non-cash interest expense	445	480	479
(Increase) decrease in value of life insurance policies	(1,581)	(5,112)	(1,636)
Deferred income taxes	4,682	6,790	3,605
Other non-cash items	777	237	263
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,486	(16,312)	(16,664)
Inventories	2,894	1,291	3,224
Prepaid expenses and other current assets	(10,088)	13,915	(12,904)
Other assets	680	(867)	426
Accounts payable	(3,021)	(6,339)	(3,672)
Accrued expenses	(2,611)	2,998	4,871
Other long-term liabilities	1,994	11,865	1,300
Net cash provided by operating activities	303,449	298,137	237,202
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,586)	(35,416)	(31,151)
Patents and other intangibles	(854)	(3,530)	(1,648)
Acquisitions, net of cash acquired	(1,200)	—	(556)
Cash in escrow	—	—	2,188
Investment in non-consolidated affiliates	—	(98)	(322)
Proceeds from sale of assets	884	1,036	667
Proceeds from insurance recovery	—	1,385	101
Premiums on life insurance	(4,310)	(6,575)	(3,283)
Net cash used in investing activities	(42,066)	(43,198)	(34,004)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(128,162)	(134,046)	(112,346)
Proceeds from debt borrowings	217,000	167,000	121,000
Stock options exercised	—	83	5
Excess tax benefits from stock-based payments	3,020	3,744	5,226
Debt financing costs	(1,128)	—	(7)
Non-controlling interest - contributions	—	—	1,800
Non-controlling interest - dividend	(394)	—	(300)
Dividends paid	(89,089)	(58,642)	(52,950)
Repurchase of common shares	(264,368)	(227,216)	(175,732)
Net cash used in financing activities	(263,121)	(249,077)	(213,304)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,738)	5,862	(10,106)
CASH AND CASH EQUIVALENTS, beginning of year	25,088	19,226	29,332
CASH AND CASH EQUIVALENTS, end of year	$23,350	$25,088	$19,226

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Supplemental disclosures of cash flow information:
Cash payments for interest	$10,272	$8,869	$7,352
Cash payments for income taxes	$79,644	$57,001	$85,660

Non-cash investing and financing activities:
Financed capital expenditures	$1,009	$5,797	$3,910

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

We operate our business in three reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields: (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management. For a description of product types and services offered by these business segments, see Note 17 - Segment Reporting.

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

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2014, 2013 and 2012. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Concentration of Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility (the "Credit Facility") debt, which carries a variable interest rate. We are exposed to interest rate risk on our Senior Notes which carry a fixed interest rate, but whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk.

Derivative Instruments

We may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates or currency exchange rate. See Note 14 - Derivative Instruments and Hedging Activities.

We do not enter into derivatives for speculative purposes.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific clients and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $3.4 million and $2.9 million at December 31, 2014 and 2013, respectively. The net carrying value of accounts receivable is considered to be representative of its respective fair value.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2014, 2013 or 2012.

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

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the Company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2014, 2013 or 2012.

We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

Other Assets

Cash surrender value of life insurance relates to postretirement benefit plans. See Note 10 - Pension and Other Postretirement Benefit Plans. Investments include unconsolidated affiliates accounted for under the equity method where the operations of these entities are in-line with those of our core businesses. These entities are not considered special purpose entities nor do we have special off-balance sheet arrangements through these entities. The debt issuance costs are being amortized over the life of the respective debt instruments.

Other assets consisted of the following (in thousands):

	2014	2013

Cash surrender value of life insurance	$36,869	$32,075
Investments in unconsolidated affiliates	2,336	1,907
Debt issuance costs	2,328	1,646
Other	4,304	3,952
Total other assets	$45,837	$39,580

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

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 9 - Income Taxes.

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the year ended December 31, 2014, other comprehensive income related to prior service costs, an unrecognized net actuarial gain and loss from a pension plan and changes in the fair value of our interest rate swaps. For the years ended December 31, 2013 and 2012, other comprehensive income related to prior service costs and an unrecognized net actuarial gain and loss from a pension plan. See Note 10 - Pension and Other Postretirement Benefit Plans and Note 14 - Derivative Instruments and Hedging Activities.

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Our foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenue and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2014, we incurred a net remeasurement loss of approximately $4.2 million, while in the year ended December 31, 2013, we incurred a net remeasurement loss of approximately $4.3 million, and a net remeasurement loss of approximately $0.1 million in the year ended December 31, 2012. These amounts were included in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations.

Pensions and Other Postretirement Benefits

We maintain a non-contributory defined benefit pension plan for substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. As required by current accounting standards, we recognize net periodic pension costs associated with this plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost. The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates. Actual results could differ from those estimates. See Note 10 - Pension and Other Postretirement Benefit Plans. Furthermore, we sponsor several defined contribution plans for the benefit of our employees. We expense these contributions in the period the contribution is made.

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

Stock-Based Compensation

We have two stock-based compensation plans, as described in further detail in Note 13 - Stock-based Compensation. For new awards issued and awards modified, repurchased or canceled, the compensation expense is equal to the fair value of the award at the date of the grant and is recognized in the Consolidated Statement of Operations for those awards earned over the requisite service period of the award.

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

	For the Years Ended December 31,
	2014	2013	2012

Weighted average basic common shares outstanding	44,362	45,692	47,211
Effect of dilutive securities:
Stock options	—	1	12
Performance shares	110	119	129
Restricted stock	128	182	201
Weighted average diluted common and potential common shares outstanding	44,600	45,994	47,553

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income or cash flows for the years ended December 31, 2013 and 2012.

3. ACQUISITIONS

We continually review potential acquisitions to add key services and technologies, enhance market presence or complement existing businesses. We had no significant acquisitions during the years ended December 31, 2014, 2013 and 2012.

4. INVENTORIES

Inventories consisted of the following at December 31, 2014 and 2013 (in thousands):

	2014	2013

Finished goods	$32,249	$37,143
Parts and materials	9,147	8,323
Work in progress	1,975	1,355
Total inventories	$43,371	$46,821

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net were as follows at December 31, 2014 and 2013 (in thousands):

	2014	2013

Land	$7,475	$7,475
Building and leasehold improvements	106,838	100,990
Machinery and equipment	252,884	228,683
Total property, plant and equipment	367,197	337,148
Less - accumulated depreciation and amortization	(218,183)	(198,324)
Property, plant and equipment, net	$149,014	$138,824

6. INTANGIBLES, NET

The components of intangibles, net as of December 31, 2014 and 2013 are as follows (in thousands):

		2014		2013
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Acquired trade secrets	2-20	$1,388	$878	$1,388	$775
Acquired patents and trademarks	4-10	6,854	1,601	6,367	1,181
Agreements not to compete	3-5	3,849	3,492	3,286	2,616
Acquired trade names	Indefinite	4,522	—	4,480	—
Total intangibles		$16,613	$5,971	$15,521	$4,572

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2015	$479
2016	$422
2017	$412
2018	$410
2019	$402

7. GOODWILL

The changes in the carrying amount of goodwill for each reportable segment for the years ended December 31, 2014, and 2013 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total

Balance at December 31, 2012	$80,932	$79,560	$2,845	$163,337
Goodwill acquired during the year	—	—	—	—
Balance at December 31, 2013	80,932	79,560	2,845	163,337
Goodwill acquired during the year	1,127	—	—	1,127
Balance at December 31, 2014	$82,059	$79,560	$2,845	$164,464

8. DEBT AND CAPITAL LEASE OBLIGATIONS

Debt at December 31, 2014 and 2013 is summarized in the following table (in thousands):

	December 31, 2014	December 31, 2013

Senior Notes	$150,000	$150,000
Credit Facility	206,000	117,000
Capital lease obligations	—	28
Total debt	356,000	267,028
Less - current maturities of long-term debt and capital lease obligations	—	26
Long-term debt and capital lease obligations, net	$356,000	$267,002

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

On August 29, 2014, we entered into an agreement to amend our Credit Facility to increase the aggregate borrowing capacity from $300 million to $350 million and to increase the uncommitted availability an additional $50 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. Also, the variable rate was reduced from LIBOR plus 1.5% to LIBOR plus 1.25% and the maturity date was extended from September 28, 2016 to August 29, 2019.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25 million at December 31, 2014, resulting in an available borrowing capacity under the Credit Facility of $119 million. In addition to those items under the Credit Facility, we had $19.8 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2014.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum equity and cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In October 2014, we entered into two interest rate swap agreements. See Note 14 - Derivative Instruments and Hedging Activities for discussion of our derivative instruments.

The estimated fair value of total debt at December 31, 2014 and 2013 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

9. INCOME TAXES

The components of income before income tax expense for 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012

United States	$154,943	$150,023	$135,992
Other countries	180,988	174,079	152,468
Income before income tax expense	$335,931	$324,102	$288,460

The components of income tax expense for 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012
Current:
United States	$44,350	$44,112	$42,934
Other countries	23,546	25,103	20,965
State and provincial	4,727	4,903	4,344
Total current	72,623	74,118	68,243
Deferred:
United States	2,801	4,754	963
Other countries	1,675	1,884	2,677
State and provincial	206	152	(35)
Total deferred	4,682	6,790	3,605
Income tax expense	$77,305	$80,908	$71,848

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25%, 25% and 25% in 2014, 2013 and 2012, respectively, and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2014, 2013 and 2012 are as follows (in thousands):

	2014	2013	2012

Tax at The Netherlands income tax rate	$83,983	$81,026	$72,115
International earnings taxed at rates other than The Netherlands statutory rate	(6,721)	(6,698)	(864)
Non-deductible expenses	2,807	2,138	917
Change in valuation allowance	1,150	(1,156)	(2,099)
State and provincial taxes	3,339	3,439	2,895
Adjustments of prior year taxes	(2,973)	(4,258)	1,038
Adjustments of income tax reserves	(1,570)	59	(4,374)
Other	(2,710)	6,358	2,220
Income tax expense	$77,305	$80,908	$71,848

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2014 and 2013 are summarized as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carry-forwards	$6,340	$5,382
Tax credit carry-forwards	428	447
Reserves	16,424	8,305
Unrealized benefit plan loss	4,925	4,684
Other	1,804	657
Total deferred tax assets	29,921	19,475
Valuation allowance (1)	(7,236)	(6,087)
Net deferred tax asset	22,685	13,388
Deferred tax liabilities:
Intangibles	(5,650)	(3,050)
Property, plant and equipment	(6,993)	(4,494)
Other	(10,339)	(2,301)
Total deferred tax liabilities	(22,982)	(9,845)
Net deferred income taxes	$(297)	$3,543

	2014	2013

Current deferred tax assets	$6,130	$8,936
Current deferred tax liabilities	(3,093)	(975)
Long-term deferred tax assets	3,876	4,452
Long-term deferred tax liabilities	(7,210)	(8,870)
Total deferred tax assets (liabilities)	$(297)	$3,543

(1) Valuation allowance at 12/31/12 was $7.2 million.

We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be permanently reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes.

At December 31, 2014, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $23.5 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2014. If unused, those carry-forwards which are subject to expiration may expire during the years 2015-2025. During 2014, no operating loss carry-forwards which carried a full valuation allowance expired unused.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 1999 through 2013 remain open for examination in various tax jurisdictions in which we operate. In some of these jurisdictions we have received notices of audit assessment that could expose the Company to additional income taxes, including interest and penalty of approximately $17 million in excess of our current estimates. The ultimate settlement and timing of these additional tax assessments is uncertain but the Company will continue to vigorously defend its return filing position and does not view the assessments as probable at this time.

During 2014, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012

Unrecognized tax benefits at January 1,	$12,385	$13,256	$17,460
Tax positions, current period	1,441	1,747	1,848
Tax positions, prior period	56	(501)	(425)
Settlements with taxing authorities	(947)	—	—
Lapse of applicable statute of limitations	(1,188)	(2,117)	(5,627)
Unrecognized tax benefits at December 31,	$11,747	$12,385	$13,256

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $(1.1) million, $0.9 million and $(0.1) million respectively, in interest and penalties. For the years ended December 31, 2014, 2013 and 2012, we had approximately $2.5 million, $3.6 million and $2.7 million, respectively, accrued for the payment of interest and penalties.

During 2014, we recognized tax benefits of $3.0 million relating to tax deductions in excess of book expense for stock-based compensation awards. These tax benefits are recorded to Additional Paid-in Capital to the extent deductions reduce current taxable income as we are able to realize the tax benefits.

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

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$49,456	$46,876
Service cost	1,445	1,582
Interest cost	1,756	1,676
Prior service cost (credit) arising during year	(1,024)	(583)
Benefits paid	(1,136)	(1,078)
Administrative expenses	(220)	(199)
Actuarial (gain) loss, net	16,667	(843)
Unrealized (gain) loss on foreign exchange	(7,606)	2,025
Projected benefit obligation at end of year	$59,338	$49,456

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$39,504	$38,093
Increase (decrease) in plan asset value	13,572	(961)
Employer contributions	1,897	2,028
Benefits paid	(1,136)	(1,078)
Administrative expenses	(220)	(199)
Unrealized gain (loss) on foreign exchange	(6,089)	1,621
Fair value of plan assets at end of year	$47,528	$39,504

Under-funded status of the plan at end of the year	$(11,810)	$(9,952)

Accumulated Benefit Obligation	$50,837	$42,871

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2014 and 2013:

	2014	2013
Weighted average assumed discount rate	2.20%	3.70%
Weighted average rate of compensation increase	3.00%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2014 was decreased from 3.70% to 2.20%, consistent with a general decrease in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2014 and 2013 consist of (in thousands):

	2014	2013
Deferred tax asset	$2,953	$2,488
Other long-term liabilities	11,810	9,952
Accumulated other comprehensive loss	(10,812)	(8,626)

The components of net periodic pension cost under this plan for the years ended December 31, 2014, 2013, and 2012 included (in thousands):

	2014	2013	2012

Service cost	$1,445	$1,582	$1,127
Interest cost	1,756	1,676	1,684
Expected return on plan assets	(1,303)	(1,291)	(1,214)
Unrecognized pension asset, net	(87)	(87)	(87)
Prior service cost	7	159	159
Unrecognized net actuarial loss	540	468	—
Net periodic pension cost	$2,358	$2,507	$1,669

This net periodic pension cost was calculated using the following assumptions:

	2014	2013
Weighted average assumed discount rate	3.70%	3.60%
Expected long-term rate of return on plan assets	3.30%	3.30%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2014 and 2013 consisted of insurance contracts with returns equal to the contractual rate, which are comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the weighted-average contractual rates for each contract. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2015 minimum funding requirements are expected to be approximately $2.0 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan.

Expected benefit payments to eligible participants under this plan for the next five years are as follows (in thousands):

2015	$1,047
2016	$1,151
2017	$1,292
2018	$1,343
2019	$1,366
Succeeding five years	$8,480

Defined Contribution Plans

We maintain defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in certain countries, including Canada, The Netherlands, the United Kingdom and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits, and under certain plans, we may make discretionary contributions in accordance with the terms of the Defined Contribution Plans. For the years ended December 31, 2014, 2013 and 2012, we expensed approximately $7.9 million, $7.1 million and $6.2 million, respectively, for our contributions and our additional discretionary contributions to the Defined Contribution Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for these deferred compensation contracts in 2014, 2013 and 2012 was approximately $1.9 million, $3.5 million and $1.3 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have otherwise received under the Defined Contribution Plan for U.S. employees qualified under Internal Revenue Code Section 401(k) had there not been certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets within life insurance policies, and carried on the balance sheet at fair value. A participant's plan benefits include the participant's deferrals, the vested portion of the employer's contributions, and deemed investment gains and losses on such amounts. The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination. Employer contributions to the Deferred Compensation Plan were $0.3 million, $0.3 million and $0.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

In 1998, we entered into employment agreements with our three senior executive officers that provide for severance benefits. The present value of the long-term liability recorded and fully reserved for the benefits due upon severing the employment of these employees is approximately $7.8 million at December 31, 2014.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancellable operating leases at December 31, 2014, consist of the following (in thousands):

2015	$21,804
2016	17,319
2017	14,915
2018	11,578
2019	8,751
Thereafter	29,679
Total commitments	$104,046

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $24.1 million, $23.2 million and $21.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

12. EQUITY

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 13, 2014, our shareholders authorized an extension to repurchase up to 10% of our issued share capital through November 13, 2015 which may be used for any legal purpose. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. From the activation of the share repurchase program on October 29, 2002 through December 31, 2014, we have repurchased 37,867,189 shares for an aggregate purchase price of approximately $1.5 billion, or an average price of $38.43 per share and have canceled 30,975,406 shares with an historical cost of $840.0 million. At December 31, 2014, we held 1,963,018 shares in treasury with the authority to repurchase 2,596,982 additional shares under our stock repurchase program. The past cancellation of shares had also been approved by shareholders at prior shareholder meetings. Subsequent to year-end, we have repurchased 315,287 shares at a total cost of approximately $33.8 million.

At the annual meeting of shareholders on May 13, 2014, the shareholders approved the cancellation of 1,150,000 shares of our common stock then held as treasury shares. These treasury shares were canceled on July 25, 2014, after the expiration of the waiting period required under Dutch law. In accordance with FASB Accounting Standards Codification ("ASC") 505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital and retained earnings.

Dividend Policy

In February, May, August and November 2014, we paid quarterly dividends of $0.50 per share of common stock. The total dividends paid in 2014 were $89.1 million. On January 12, 2015, we declared a quarterly dividend of $0.55 per share of common stock payable February 20, 2015 to shareholders of record on January 23, 2015.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of tax, in Accumulated other comprehensive income (loss) for the years ended December 31, 2014 and 2013 consist of (in thousands):

	2014	2013

Prior service cost	$718	$(55)
Transition asset	65	131
Unrecognized net actuarial loss and foreign exchange	(11,595)	(8,702)
Fair value of derivatives	(1,082)	—
Total Accumulated other comprehensive loss	$(11,894)	$(8,626)

Unrecognized amounts currently recorded to Accumulated other comprehensive income (loss) that are expected to be recognized as components of next year's net pension benefit cost include $0.1 million for the amortization of the transition asset and $(0.7) million of unrecognized net actuarial loss.

13. STOCK-BASED COMPENSATION

We have granted restricted stock awards under two stock incentive plans: the 2014 Long-Term Incentive Plan and the 2014 Nonemployee Director Stock Incentive Plan. Awards under the following two compensation programs have been granted pursuant to both plans: (1) the Performance Share Award Program ("PSAP") and (2) the Restricted Share Award Program ("RSAP").

We issue shares from either treasury stock or authorized shares upon the lapsing of vesting restrictions on restricted stock. In 2014, we issued 216,395 shares out of treasury stock relating to the vesting of restricted stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2014 Long-Term Incentive Plan

On May 13, 2014, the 2007 Long-Term Incentive Plan was amended, restated and renamed as the 2014 Long-Term Incentive Plan (the "Plan"). The primary changes effected by the 2014 amendment and restatement were to (a) extend the period during which awards may be granted under the Plan to May 12, 2024, and (b) increase the number of common shares subject to the Plan by 1,100,000 shares. The Plan, as amended, provides for a maximum of 11,900,000 common shares to be granted to eligible employees. At December 31, 2014, approximately 1,500,029 shares remained available for the grant of new awards under the Plan. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

Performance Share Award Program

On February 17, 2012, certain executives were awarded rights to receive an aggregate of 79,009 common shares if our calculated return on invested capital ("ROIC"), as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the three year performance period, which ended on December 31, 2014. This arrangement was recorded as an equity award that required us to recognize compensation expense totaling $9.4 million over the performance period that began on January 1, 2012, of which $3.2 million, $3.1 million and $3.1 million has been recognized in 2014, 2013, and 2012, respectively. At December 31, 2014, the Company had the highest ROIC compared to the Bloomberg Comp Group. The Compensation Committee of our Board of Supervisory Directors verified that the performance target criteria had been met and 79,009 shares vested. We issued these common shares on December 31, 2014 and, simultaneously, the participants surrendered 29,593 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $3.6 million at $120.34 per share. We have recognized a tax benefit from the vesting of the PSAP of $0.1 million in 2014.

On February 13, 2013, certain executives were awarded rights to receive an aggregate of 79,660 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2015, Thursday, December 31, 2015. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $10.2 million over the performance period that began on January 1, 2013, of which $3.4 million and $3.4 million has been recognized in 2014 and 2013, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On February 10, 2014, certain executives were awarded rights to receive an aggregate of 53,548 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2016, Friday, December 30, 2016. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $9.3 million over the performance period that began on January 1, 2014, of which $3.1 million has been recognized in 2014. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 80,983 shares, 94,620 shares, and 105,774 shares in 2014, 2013, and 2012, respectively. Each of these grants has a vesting period of principally six years and vests ratably on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award. As of December 31, 2014, there was $33.8 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 48 months. The grant-date fair value of shares granted was $15.0 million, $12.3 million and $12.2 million in 2014, 2013 and 2012, respectively and we have recognized compensation expense of $10.5 million, $10.3 million and $9.9 million in 2014, 2013 and 2012, respectively. The total grant-date fair value, which is the intrinsic value of the shares, vested was $10.4 million, $9.9 million and $10.3 million in

2014, 2013 and 2012, respectively. We have recognized a tax benefit from the vesting of the RSAP of $2.9 million, $3.0 million and $3.9 million in 2014, 2013 and 2012, respectively.

2014 Nonemployee Director Stock Incentive Plan

On May 13, 2014, the 2006 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2014 Nonemployee Director Stock Incentive Plan (the "Director Plan"). The primary change effected by the 2014 amendment was to extend the period during which awards may be granted under the Director Plan to May 12, 2024. The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 1,400,000 common shares. As of December 31, 2014 approximately 564,965 shares remained available for issuance under the Director Plan. Only non-employee Supervisory Directors are eligible for these equity-based awards under the Director Plan.

Restricted Share Award Program

In 2011, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to compensate our non-employee Supervisory Directors. Under this arrangement we awarded grants totaling 4,536 shares, 7,616 shares and 7,987 shares in 2014 , 2013, and 2012, respectively. Each of these grants has a vesting period of 3 years. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award. As of December 31, 2014, there was $1.2 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 21 months. The grant-date fair value of shares granted was $0.9 million, $1.0 million and $1.0 million in 2014, 2013, and 2012, respectively, and we have recognized compensation expense of $0.9 million, $0.7 million and $0.6 million in 2014, 2013, and 2012, respectively.

Stock-based Compensation
Non-vested restricted share awards outstanding under both the 2014 Long-Term Incentive Plan and the 2014 Nonemployee Director Stock Incentive Plan as of December 31, 2014 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Non-vested at December 31, 2013	563,335	$105.58
Granted	139,067	181.24
Vested	(216,395)	95.84
Forfeited	(16,686)	110.14
Non-vested at December 31, 2014	469,321	$132.33

For the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense under both the 2014 Long-Term Incentive Plan and the 2014 Nonemployee Director Stock Incentive Plan recognized in the income statement is as follows (in thousands):

	2014	2013	2012

Cost of product sales and services	$10,331	$10,268	$8,835
General and administrative	10,139	10,258	9,546
Total stock-based compensation expense	$20,470	$20,526	$18,381

Stock Options

No stock options have been issued since 2006 and none remain outstanding as of 2013.  The effect of stock options exercised during 2012 and 2013 is immaterial.

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

Interest Rate Risk

Series A of our Senior Notes bears interest at a fixed rate of 4.01% and Series B bears interest at a fixed rate of 4.11%. Our Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. We are subject to interest rate risk on the debt carried through our Credit Facility.

In October 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the interest rate at 2.98% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the interest rate at 3.75% through August 29, 2024. Each swap is measured at fair value and recorded in our consolidated balance sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss (AOCL) and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At December 31, 2014, we had fixed rate debt aggregating $200 million and variable rate debt aggregating $156 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows:

	Fair Value of Derivatives
	December 31, 2014	December 31, 2013	Balance Sheet Classification
Derivatives designated as hedges:
5 yr Interest Rate Swap	$201	$—	Other Liabilities
10 yr Interest Rate Swap	881	—	Other Liabilities
	$1,082	$—

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows:

	December 31, 2014	December 31, 2013	Income Statement Classification
Derivatives designated as hedges:
5 yr Interest Rate Swap	$100	$—	Interest Expense
10 yr Interest Rate Swap	145	—	Interest Expense
	$245	$—

15. FINANCIAL INSTRUMENTS

The Company's only financial assets and liabilities which are measured at fair value on a recurring basis relate to certain aspects of the Company's benefit plans and our derivative instruments. We use the market approach to value certain assets and liabilities at fair value at quoted prices in an active market (Level 1) and certain assets and liabilities using significant other observable inputs (Level 2) with the assistance of a third party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expenses in the Consolidated

Statement of Operations. Gains and losses related to the fair value of the interest rate swaps are recorded in Other Comprehensive Income. The following table summarizes the fair value balances (in thousands):

	Fair Value Measurement at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$24,199	—	$24,199	—

Liabilities:
Deferred compensation plan	$29,153	$—	$29,153	$—
5 year interest rate swap	201	—	201	—
10 year interest rate swap	881	—	881	—
	$30,235	$—	$30,235	$—

	Fair Value Measurement at December 31, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$20,104	$—	$20,104	$—

Liabilities:
Deferred compensation plan	$25,470	$1,182	$24,288	$—
(1) Trust assets consist of the cash surrender value of life insurance policies and are intended to fund the deferred compensation agreements.

16. OTHER INCOME, NET

The components of other (income) expense, net, are as follows (in thousands):

	For the Years Ended December 31,
	2014	2013	2012

Sale of assets	$(764)	$(909)	$(201)
Results of non-consolidated subsidiaries	(364)	(177)	(646)
Foreign exchange	4,230	4,339	142
Interest income	(403)	(776)	(319)
Non-income tax (benefit) expense	—	—	—
Rents and royalties	(817)	(863)	(1,033)
Insurance and other settlements	(292)	(1,611)	(4,490)
Legal entity realignment	—	—	1,860
Euronext Amsterdam listing	—	—	923
Other, net	(521)	(341)	(357)
Total other (income) expense, net	$1,069	$(338)	$(4,121)

We incurred property losses due to Hurricane Isaac in 2012. During 2013, our insurance claim for property losses and business interruption was fully settled for a gain of $1.6 million.

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

	For the Years Ended December 31,
(Gains) losses by currency	2014	2013	2012

Australian Dollar	$289	$432	$30
British Pound	1,132	(49)	(41)
Canadian Dollar	1,886	1,456	(415)
Euro	(1,537)	848	(62)
Malaysian Ringgit	278	421	70
Mexican Peso	284	156	(87)
Nigerian Naira	432	94	11
Other currencies, net	1,466	981	636
Total loss	$4,230	$4,339	142

17. SEGMENT REPORTING

We operate our business in three reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields: (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management. These business segments provide different services and products and utilize different technologies.

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
December 31, 2014
Revenues from unaffiliated clients	$518,974	$467,577	$98,671	$—	$1,085,222
Inter-segment revenues	10,387	2,459	366	(13,212)	—
Segment operating income (loss)	143,624	165,204	37,220	483	346,531
Total assets (at end of period)	319,325	257,135	34,179	65,014	675,653
Capital expenditures	21,371	7,990	2,681	4,544	36,586
Depreciation and amortization	15,816	7,509	1,393	1,978	26,696

December 31, 2013
Revenues from unaffiliated clients	$522,251	$452,415	$98,842	$—	$1,073,508
Inter-segment revenue	3,432	3,140	1,742	(8,314)	—
Segment operating income (loss)	146,338	154,715	31,555	811	333,419
Total assets (at end of period)	321,106	255,764	37,660	46,480	661,010
Capital expenditures	22,601	7,124	1,366	4,325	35,416
Depreciation and amortization	14,898	7,745	945	1,883	25,471

December 31, 2012
Revenue from unaffiliated clients	$495,529	$403,792	$81,759	$—	$981,080
Inter-segment revenue	2,484	2,757	1,492	(6,733)	—
Segment operating income (loss)	144,502	128,602	26,428	(2,252)	297,280
Total assets (at end of period)	293,974	242,254	34,532	65,756	636,516
Capital expenditures	16,987	7,423	920	5,821	31,151
Depreciation and amortization	14,094	6,139	731	1,953	22,917

(1) "Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single client accounted for 10% or more of revenue in any of the periods presented.

Prior to 2014, we attributed revenue to the country in which the revenue was recorded. During 2014, we began attributing sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of revenue recorded in the U.S., where the services were performed, that are sourced from projects on foreign oilfields. The following table shows a summary of our U.S. and non-U.S. operations (with 2013 and 2012 revenue reclassified as described above) for December 31, 2014, 2013 and 2012 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries (1) (2)	Consolidated
December 31, 2014
Revenue	$515,643	$105,244	$464,335	$1,085,222
Property, plant and equipment, net	83,748	16,057	49,209	149,014

December 31, 2013
Revenue	$487,252	$107,842	$478,414	$1,073,508
Property, plant and equipment, net	73,870	17,195	47,759	138,824

December 31, 2012
Revenue	$454,617	$95,327	$431,136	$981,080
Property, plant and equipment, net	66,092	17,263	42,063	125,418
(1) Revenue earned in other countries, including The Netherlands, was not individually greater than 10% of our consolidated revenue in 2014, 2013 or 2012.
(2) Property, plant and equipment, net in other countries, including The Netherlands, were not individually greater than 10% of our consolidated fixed assets in 2014, 2013 or 2012.

The following table shows the breakdown between services and product sales for the years ended December 31, 2014, 2013 and 2012 (in thousands):

SEGMENT BREAKDOWN BETWEEN SERVICES / PRODUCT SALES	For the Years Ended December 31,
	2014	2013	2012
Reservoir Description Services	$495,658	$493,402	$472,426
Production Enhancement Services	220,177	209,770	161,679
Reservoir Management Services	65,037	62,256	59,790
Total Revenue - Services	$780,872	$765,428	$693,895

Reservoir Description Product sales	$23,316	$28,849	$23,103
Production Enhancement Product sales	247,400	242,645	242,113
Reservoir Management Product sales	33,634	36,586	21,969
Total Revenue - Product sales	$304,350	$308,080	$287,185

Total Revenue	$1,085,222	$1,073,508	$981,080

18. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our unaudited quarterly financial data for the quarters ended December 31, 2014 and 2013 (in thousands, except per share data):

	Quarter ended 2014
	December 31	September 30	June 30	March 31

Services and product sales revenue	$278,622	$276,135	$267,562	$262,903
Cost of services and product sales	168,517	166,927	168,158	161,669
Other operating expenses	19,655	20,088	15,270	18,407
Operating income	90,450	89,120	84,134	82,827
Interest expense	2,882	2,561	2,794	2,363
Income before income tax expense	87,568	86,559	81,340	80,464
Income tax expense	20,841	19,909	17,244	19,311
Net income	66,727	66,650	64,096	61,153
Net income (loss) attributable to non-controlling interest	537	153	362	89
Net income attributable to Core Laboratories N.V.	$66,190	$66,497	$63,734	$61,064

Per share information:
Basic earnings per share	$1.51	$1.51	$1.43	$1.36
Diluted earnings per share (1)	$1.51	$1.50	$1.42	$1.35

Weighted average common shares outstanding:
Basic	43,742	44,152	44,660	44,908
Diluted	43,927	44,381	44,910	45,182

	Quarter ended 2013
	December 31	September 30	June 30	March 31

Services and product sales revenue	$276,279	$273,163	$263,139	$260,927
Cost of services and product sales	168,393	167,427	163,503	163,645
Other operating expenses	19,969	21,140	17,767	18,245
Operating income	87,917	84,596	81,869	79,037
Interest expense	2,483	2,302	2,263	2,269
Income before income tax expense	85,434	82,294	79,606	76,768
Income tax expense	20,718	20,490	19,664	20,036
Net income	64,716	61,804	59,942	56,732
Net income attributable to non-controlling interest	(8)	(91)	266	216
Net income attributable to Core Laboratories N.V.	$64,724	$61,895	$59,676	$56,516

Per share information:
Basic earnings per share	$1.43	$1.36	$1.30	$1.22
Diluted earnings per share (1)	$1.42	$1.35	$1.29	$1.22

Weighted average common shares outstanding:
Basic	45,212	45,526	45,841	46,201
Diluted	45,517	45,828	46,128	46,493

(1)
The sum of the individual quarterly diluted earnings per share amounts may not agree with the year-to-date diluted earnings per share amounts as each quarterly computation is based on the weighted average number of diluted common shares outstanding during that period.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at Beginning of Period	Additions Charged to / Recovered from Expense	Write-offs	Other (1)	Balance at End of Period

Year ended December 31, 2014
Reserve for doubtful accounts	$2,872	$1,243	$(883)	$165	$3,397

Year ended December 31, 2013
Reserve for doubtful accounts	$3,516	$(236)	$(476)	$68	$2,872

Year ended December 31, 2012
Reserve for doubtful accounts	$3,762	$508	$(845)	$91	$3,516

(1)	Comprised primarily of differences due to changes in exchange rate.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents

3.1	Articles of Association of the Company, as amended on May 16, 2012 (including English translation)	Form 10-K, February 19, 2013 (File No. 001-14273)

4.1	Form of certificate representing Common Shares	Form 10-K, March 31, 1999 (File No. 001-14273)

4.2	Purchase Agreement, dated October 31, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

4.3
Indenture, dated November 6, 2006, among Core Laboratories LP, as Issuer, Core Laboratories N.V., as guarantor, and Wells Fargo Bank, National Association, as trustee, including the form of 0.25% Senior Exchangeable Notes due 2011
Form 8-K, November 6, 2006 (File No. 001-14273)

4.4	Registration Rights Agreement, dated as of November 6, 2006, among Core Laboratories LP, Core Laboratories N.V., Lehman Brothers Inc. and Banc of America Securities LLC	Form 8-K, November 6, 2006 (File No. 001-14273)

10.1	Core Laboratories N.V. 2014 Long-Term Incentive Plan (as amended and restated effective as of May 12, 2014)	Proxy Statement dated March 19, 2014 for Annual Meeting of Shareholders (File No. 001-14273)

10.2	Core Laboratories N.V. 2014 Nonemployee Director Stock Incentive Plan (as amended and restated effective as of May 12, 2014)	Proxy Statement dated March 19, 2014 for Annual Meeting of Shareholders (File No. 001-14273)

10.3	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 1, 1995 (File No. 000-26710)

10.4	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.5	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.6	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	Amendment to Core Laboratories Supplemental Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.8	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.9	Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.10	Non-Employee Director Compensation Summary	Form 10-K, February 22, 2008 (File No. 001-14273)

10.11	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders (File No. 001-14273)

10.12	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) [1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.13	Form of Restricted Share Award Program Agreement[1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.14	Form of Amendment to Core Laboratories 2008 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.15	Form of Amendment to Core Laboratories 2009 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.16	Form of Amendment to Core Laboratories 2010 Non-Employee Director Restricted Performance Share Award Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.17	Form of Core Laboratories 2011 Non-Employee Director Restricted Share Award Program Agreement	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.18	Form of Core Laboratories 2011 Performance Share Award Program Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.19	Form of Core Laboratories 2010 Performance Restricted Share Award Program Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.20	Core Laboratories N.V. Board Succession Plan, dated March 2, 2011	Form 8-K, March 7, 2011 (File No. 001-14273)

10.21
Sixth Amended and Restated Credit Agreement, dated as of August 29, 2014, among Core Laboratories N.V., Core Laboratories LP and the lenders party thereto and Bank of America, N.A., as administrative agent
Form 8-K, August 29, 2014 (File No. 001-14273)

10.22	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.23	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.24	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.25	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.26	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.27	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.28	Master Note Purchase Agreement, dated as of September 30, 2011	Form 8-K, September 30, 2011 (File No. 001-14273)

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Schema Document	Filed Herewith

101.CAL	XBRL Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Label Linkbase Document	Filed Herewith

101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Definition Linkbase Document	Filed Herewith

[1] Management contracts or compensatory plans or arrangements.

Exhibit 21.1

Significant Subsidiaries of the Registrant at December 31, 2014

Name	Legal Seat	Ownership %
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories Canada Ltd.	Alberta, Canada	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Malaysia SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Sales N.V.	Willemstad, Curacao	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Owen Oil Tools LP	Delaware, United States	100%
Core Lab de Mexico S.A. de C.V.	Mexico City, Mexico	100%
Saybolt Belgium N.V.	Antwerp, Belgium	100%
Saybolt LP	Delaware, United States	100%
Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
Saybolt (Singapore) PTE LTD	Singapore, Singapore	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
ZAO Petroleum Analysts	Moscow, Russian Federation	100%

Pursuant to Item 601(b)(21)(ii) of Regulation S-K, the names of other subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary as of the end of the year covered by this report.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S‑8 (Nos. 333-73772 and 333-73774) of Core Laboratories N.V. of our report dated February 16, 2015 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 16, 2015