Form 10-Q
period 2015-03-31
CORE LABORATORIES N V
filed 2015-04-29
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 28, 2015 was 42,809,851.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$19,137	$23,350
Accounts receivable, net of allowance for doubtful accounts of $4,228 and $3,397 at 2015 and 2014, respectively	158,861	197,163
Inventories	49,169	43,371
Prepaid expenses	14,289	14,246
Income taxes receivable	2,498	10,980
Other current assets	12,774	12,710
TOTAL CURRENT ASSETS	256,728	301,820
PROPERTY, PLANT AND EQUIPMENT, net	147,961	149,014
INTANGIBLES, net	10,607	10,642
GOODWILL	164,464	164,464
DEFERRED TAX ASSETS, net	3,941	3,876
OTHER ASSETS	46,307	45,837
TOTAL ASSETS	$630,008	$675,653
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$50,998	$47,084
Accrued payroll and related costs	38,128	34,617
Taxes other than payroll and income	9,202	11,199
Unearned revenue	14,777	11,009
Income taxes payable	2,296	8,333
Other accrued expenses	16,125	19,624
TOTAL CURRENT LIABILITIES	131,526	131,866
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS	373,000	356,000
DEFERRED COMPENSATION	43,530	42,705
DEFERRED TAX LIABILITIES, net	6,508	7,210
OTHER LONG-TERM LIABILITIES	42,899	43,879
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 45,600,002 issued and 42,976,340 outstanding at 2015 and 45,600,002 issued and 43,636,984 outstanding at 2014	1,174	1,174
Additional paid-in capital	857	—
Retained earnings	423,365	415,906
Accumulated other comprehensive income (loss)	(12,686)	(11,894)
Treasury shares (at cost), 2,623,662 at 2015 and 1,963,018 at 2014	(386,228)	(317,613)
Total Core Laboratories N.V. shareholders' equity	26,482	87,573
Non-controlling interest	6,063	6,420
TOTAL EQUITY	32,545	93,993
TOTAL LIABILITIES AND EQUITY	$630,008	$675,653

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
REVENUE:
Services	$162,974	$188,735
Product sales	50,669	74,168
Total revenue	213,643	262,903
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	102,795	110,571
Cost of product sales, exclusive of depreciation expense shown below	41,479	51,098
General and administrative expense, exclusive of depreciation expense shown below	12,674	10,519
Depreciation	6,345	6,342
Amortization	221	291
Other (income) expense, net	322	1,255
Severance and other charges	7,090	—
OPERATING INCOME	42,717	82,827
Interest expense	2,403	2,363
Income before income tax expense	40,314	80,464
Income tax expense	9,272	19,311
Net income	31,042	61,153
Net income (loss) attributable to non-controlling interest	(357)	89
Net income attributable to Core Laboratories N.V.	$31,399	$61,064
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.72	$1.36

Diluted earnings per share attributable to Core Laboratories N.V.	$0.72	$1.35

Cash dividends per share	$0.55	$0.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43,340	44,908
Diluted	43,466	45,182

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
Net income	$31,042	$61,153

Other comprehensive income:

Derivatives
Changes in fair value of interest rate swaps	(1,140)	—
Interest rate swap amounts reclassified to interest expense	243	—
Total derivatives	(897)	—

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(22)	(22)
Amortization to net income of prior service cost	(19)	2
Amortization to net income of actuarial loss	183	135
Income taxes on pension and other postretirement benefit plans	(35)	(29)
Total pension and other postretirement benefit plans	107	86

Total other comprehensive income	(790)	86
Comprehensive income	30,252	61,239
Comprehensive income (loss) attributable to non-controlling interest	(357)	89
Comprehensive income attributable to Core Laboratories N.V.	$30,609	$61,150

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,042	$61,153
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,208	5,279
Depreciation and amortization	6,566	6,633
(Increase) decrease in value of life insurance policies	(816)	(401)
Deferred income taxes	1,996	(2,818)
Other non-cash items	1,499	(163)
Changes in assets and liabilities:
Accounts receivable	36,884	(7,098)
Inventories	(5,937)	(4,157)
Prepaid expenses and other current assets	8,137	(5,109)
Other assets	1,043	639
Accounts payable	1,635	915
Accrued expenses	(10,515)	3,076
Unearned revenue	3,768	6,594
Other long-term liabilities	(932)	1,081
Net cash provided by operating activities	79,578	65,624
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,869)	(7,668)
Patents and other intangibles	(186)	—
Business acquisition, net of cash acquired	—	(1,200)
Proceeds from sale of assets	726	227
Premiums on life insurance	(647)	(1,834)
Net cash used in investing activities	(6,976)	(10,475)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(18,000)	(28,011)
Proceeds from debt borrowings	35,000	40,000
Excess tax benefits from stock-based compensation	(68)	329
Debt financing costs	(174)	—
Dividends paid	(23,940)	(22,491)
Repurchase of common shares	(69,633)	(46,811)
Net cash used in financing activities	(76,815)	(56,984)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,213)	(1,835)
CASH AND CASH EQUIVALENTS, beginning of period	23,350	25,088
CASH AND CASH EQUIVALENTS, end of period	$19,137	$23,253

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2015 may not necessarily be indicative of the results that may be expected for the year ended December 31, 2015.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2014 was derived from the 2014 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2014.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Finished goods	$35,743	$32,249
Parts and materials	10,888	9,147
Work in progress	2,538	1,975
Total inventories	$49,169	$43,371

We include freight costs incurred for shipping inventory to customers in the Cost of product sales line of the Consolidated Statements of Operations.

3.  DEBT AND CAPITAL LEASE OBLIGATIONS

Debt is summarized in the following table (in thousands):

	March 31, 2015	December 31, 2014
Senior notes	$150,000	$150,000
Credit facility	223,000	206,000
Long-term debt and capital lease obligations, net	$373,000	$356,000

We have two series of senior notes outstanding with an aggregate principal amount of $150 million ("Senior Notes") issued in a private placement transaction. Series A consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Series B consists of $75 million in aggregate principal amount

                                                                    Return to Index

of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the Senior Notes is payable semi-annually on March 30 and September 30.

On March 13, 2015, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $350 million to $400 million and to keep the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $27.5 million at March 31, 2015, resulting in an available borrowing capacity under the Credit Facility of $149.5 million. In addition to those items under the Credit Facility, we had $12.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2015.

The terms of the Credit Facility and the Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 11 - Derivative Instruments and Hedging Activities.

The estimated fair value of total debt at March 31, 2015 and December 31, 2014 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

4.  PENSIONS AND POSTRETIREMENT BENEFITS

Defined Benefit Plan

We provide a non-contributory defined benefit pension plan for substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Service cost	$463	$370
Interest cost	309	450
Expected return on plan assets	(256)	(334)
Amortization of transition asset	(22)	(22)
Amortization of prior service cost	(19)	2
Amortization of actuarial loss	183	135
Net periodic pension cost	$658	$601

During the three months ended March 31, 2015, we contributed approximately $0.8 million to fund the estimated 2015 premiums on investment contracts held by the Dutch Plan.

Defined Contribution Plans

We maintain defined contribution plans for the benefit of eligible employees in certain countries including Canada, The Netherlands, the United Kingdom, and the United States.

                                                                    Return to Index

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States, due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended.

5. COMMITMENTS AND CONTINGENCIES

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

6.  EQUITY

During the three months ended March 31, 2015, we repurchased 683,290 of our common shares for $72.9 million. Included in this total were rights to 6,649 shares valued at $0.7 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. During the three months ended March 31, 2015, 22,646 treasury shares were distributed upon vesting of stock-based awards.

In February 2015, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on April 13, 2015, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on April 24, 2015 and payable on May 22, 2015.

The following table summarizes our changes in equity for the three months ended March 31, 2015 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2014	$1,174	$—	$415,906	$(11,894)	$(317,613)	$6,420	$93,993
Stock based-awards	—	925	—	—	4,283	—	5,208
Tax benefit of stock-based awards issued	—	(68)	—	—	—	—	(68)
Repurchase of common shares	—	—	—	—	(72,898)	—	(72,898)
Dividends paid	—	—	(23,940)	—	—	—	(23,940)
Amortization of deferred pension costs, net of tax	—	—	—	105	—	—	105
Interest rate swaps	—	—	—	(897)	—	—	(897)
Net income (loss)	—	—	31,399	—	—	(357)	31,042

March 31, 2015	$1,174	$857	$423,365	$(12,686)	$(386,228)	$6,063	$32,545

                                                                    Return to Index

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Transition asset	$49	$65
Prior service cost	704	718
Unrecognized net actuarial loss	(11,460)	(11,595)
Fair value of derivatives	(1,979)	(1,082)
Total accumulated other comprehensive income (loss)	$(12,686)	$(11,894)

7.  EARNINGS PER SHARE

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

	Three Months Ended
	March 31,
	2015	2014
Weighted average basic common shares outstanding	43,340	44,908
Effect of dilutive securities:
Performance shares	64	100
Restricted stock	62	174
Weighted average diluted common and potential common shares outstanding	43,466	45,182

8. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Sale of assets	$(135)	$(118)
Results of non-consolidated subsidiaries	(44)	(78)
Foreign exchange	840	1,600
Rents and royalties	(136)	(224)
Other, net	(203)	75
Total other (income) expense, net	$322	$1,255

                                                                    Return to Index

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Australian Dollar	119	(6)
British Pound	374	(52)
Canadian Dollar	1,274	1,028
Euro	(1,055)	52
Russian Ruble	(52)	176
Other currencies, net	180	402
Total (gain) loss	$840	$1,600

9.  INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2015 and 2014 were 23.0% and 24.0%, respectively. The change in tax expense is primarily the result of changes in activity levels among jurisdictions with different tax rates.

10.  SEVERANCE AND OTHER CHARGES

In response to lower commodity pricing and reduced spending by our clients related to oil and gas producing fields in 2015, we decided during the first quarter of 2015 to reduce our cost structure, primarily through a reduction in our workforce, to better align with anticipated activity levels for 2015, which is summarized below. As a result of these cost reductions, we recorded a charge of $7.1 million in the first quarter of 2015. Depending on how the market situation evolves, further actions may be necessary, which could result in additional charges in future periods.
•Reduction in Force ($6.4 million): termination benefits expensed and paid or accrued at March 31, 2015,
•Facility Exit Costs ($0.5 million), and
•Asset Write-Offs ($0.2 million): write-off of assets that have no associated future cash flows.

11.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the interest rate at 2.98% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the interest rate at 3.75% through August 29, 2024. Each swap is measured at fair value and recorded in our Consolidated Balance Sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized gains/losses are deferred to shareholders' equity as a component of accumulated other comprehensive income/loss and are recognized in income as a decrease/increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At March 31, 2015, we had fixed rate debt aggregating $200 million and variable rate debt aggregating $173 million, after taking into account the effect of the swaps.

                                                                    Return to Index

The fair values of outstanding derivative instruments are as follows:

	Fair Value of Derivatives
	March 31, 2015	December 31, 2014	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$497	$201	Other long-term liabilities
10 year interest rate swap	1,482	881	Other long-term liabilities
	$1,979	$1,082

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$97	$—	Increase to interest expense
10 year interest rate swap	146	—	Increase to interest expense
	$243	$—

12.  FINANCIAL INSTRUMENTS

The Company's only financial assets and liabilities which involve fair value measures relate to certain aspects of the Company's benefit plans and our derivative instruments. We use the market approach to value certain assets and liabilities at fair value using significant other observable inputs (Level 2) with the assistance of a third party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and Administrative Expense in the Consolidated Statements of Operations. Gains and losses related to the fair value of the interest rate swaps are recorded in Other Comprehensive Income. The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		March 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$24,209	$—	$24,209	$—
Liabilities:
Deferred compensation plan	$29,492	$—	$29,492	$—
5 year interest rate swap	497	—	497	—
10 year interest rate swap	1,482	—	1,482	—
	$31,471	$—	$31,471	$—

                                                                    Return to Index

		Fair Value Measurement at
		December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$24,199	$—	$24,199	$—
Liabilities:
Deferred compensation plan	$29,153	$—	$29,153	$—
5 year interest rate swap	201	—	201	—
10 year interest rate swap	881	—	881	—
	$30,235	$—	$30,235	$—

(1) Trust assets consist of the cash surrender value of life insurance policies intended to assist in the funding of the deferred compensation plan and are included in Other assets in the Balance Sheet.

13.  SEGMENT REPORTING

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2015
Revenue from unaffiliated clients	$121,759	$75,145	$16,739	$—	$213,643
Inter-segment revenue	2,776	717	149	(3,642)	—
Segment operating income (loss)	28,530	9,923	3,866	398	42,717
Total assets (at end of period)	312,129	233,414	29,505	54,960	630,008
Capital expenditures	4,437	1,803	221	408	6,869
Depreciation and amortization	3,783	1,761	431	591	6,566
Three Months Ended March 31, 2014
Revenue from unaffiliated clients	$125,256	$110,280	$27,367	$—	$262,903
Inter-segment revenue	2,769	797	420	(3,986)	—
Segment operating income (loss)	34,853	37,202	10,474	298	82,827
Total assets (at end of period)	325,139	263,351	35,676	56,197	680,363
Capital expenditures	4,816	1,075	85	1,692	7,668
Depreciation and amortization	3,848	1,895	239	651	6,633
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

                                                                    Return to Index

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2015, the FASB issued ASU 2015-02 which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those for registered money market funds. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2015 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report").

General

Core Laboratories N.V. is a limited liability company incorporated and domiciled in The Netherlands. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description, production enhancement and reservoir management services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 4,400 people worldwide.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2014 Annual Report on Form 10-K and in Part II of this document, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

                                                                    Return to Index

Outlook

As part of our long-term growth strategy, we continue our long-term efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines subject to client demand and market conditions. We believe our market presence provides us a unique opportunity to service clients who have global operations whether they are international oil companies, national oil companies, or independent oil companies.

During the fourth quarter of 2014, the prices for both WTI and Brent crude oil prices began to fall sharply, particularly after the OPEC meeting held on November 27, 2014. Average prices for the majority of 2014 calendar year were in excess of $99 per barrel for WTI and in excess of $105 per barrel for Brent; however, were down to approximately $50 per barrel by year’s end. During the first quarter of 2015, both the price of Brent and WTI crude oil were at these suppressed levels, which has caused a significant decrease in the activities associated with both the exploration and production of oil.

The North American land-based activity has been impacted more significantly with the average rig count decreasing sharply by more than 35% when compared to the 2014 first quarter and fourth quarter levels. At March 31, 2015, the rig count in North America was down almost 50% from December 2014, and has continued to reduce further. If the WTI crude oil price remains near its current level, we believe the significantly lower levels of industry activity experienced in the first quarter of 2015 may continue through the remainder of 2015, which could negatively impact our North America operations.

Outside of North America, activities associated with the exploration and production of oil have also decreased from 2014 levels, although they have not been impacted as significantly as the land-based activities in North America. The average international rig count in first quarter 2015 is down approximately 6% as compared to first quarter 2014 and down slightly more than 4% compared to the 2014 fourth quarter. These reduced international activities may impact most regions, except the Middle East, where we continue to see sustained levels and some potential growth in 2015. As with North America land-based activity, we believe international activities will also remain at reduced levels, without a meaningful improvement in the current Brent crude oil prices.

We see the U.S. production starting to decline in the second quarter of 2015 which is an indication the balancing of worldwide crude-oil markets is well underway. Additionally, the most recent International Energy Agency estimates project worldwide demand to increase in 2015 by 1.1 million barrels of oil per day in response to low commodity prices. With the very steep decline curves associated with the unconventional tight oil reservoirs in the US, we now believe that U.S. supply growth will roll over in May or June of 2015 and that year-over-year crude-oil production will be flat-to-down. Therefore, at current activity levels, U.S. production could fall significantly in 2015 and 2016, while worldwide oil production continues to stagnate or decrease slightly because recent international production gains may not be sustainable over the long term.

Response to Decline in Oilfield Services Activities

In response to lower commodity pricing and reduced spending by our clients related to oil and gas producing fields in 2015, we decided during the first quarter of 2015 to reduce our cost structure, primarily consisting of reductions in our workforce, to better align with anticipated activity levels for 2015, which is summarized below. As a result of these cost reductions, we recorded a charge of $7.1 million in the first quarter of 2015. Depending on how the market situation evolves, further actions may be necessary, which could result in additional charges in future periods.
•Reduction in Force ($6.4 million): termination benefits expensed and paid or accrued at March 31, 2015,
•Facility Exit Costs ($0.5 million), and
•Asset Write-Offs ($0.2 million): write-off of assets that have no associated future cash flows.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2015		2014		2015/2014	2015/2014
REVENUE:
Services	$162,974	76%	$188,735	72%	$(25,761)	(14)%
Product sales	50,669	24%	74,168	28%	(23,499)	(32)%
Total revenue	213,643	100%	262,903	100%	(49,260)	(19)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	102,795	63%	110,571	59%	(7,776)	(7)%
Cost of product sales, exclusive of depreciation expense shown below*	41,479	82%	51,098	69%	(9,619)	(19)%
Total cost of services and product sales	144,274	68%	161,669	61%	(17,395)	(11)%
General and administrative expense	12,674	6%	10,519	4%	2,155	20%
Depreciation and amortization	6,566	3%	6,633	3%	(67)	(1)%
Other (income) expense, net	322	0%	1,255	0%	(933)	NM
Severance and other charges	7,090	3%	—	0%	7,090	0%
Operating income	42,717	20%	82,827	32%	(40,110)	(48)%
Interest expense	2,403	1%	2,363	1%	40	2%
Income before income tax expense	40,314	19%	80,464	31%	(40,150)	(50)%
Income tax expense	9,272	4%	19,311	7%	(10,039)	(52)%
Net income	31,042	15%	61,153	23%	(30,111)	(49)%
Net income (loss) attributable to non-controlling interest	(357)	0%	89	0%	(446)	(501)%
Net income attributable to Core Laboratories N.V.	$31,399	15%	$61,064	23%	$(29,665)	(49)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Services Revenue

Services revenue decreased 14% to $163.0 million for the first quarter of 2015 when compared to $188.7 million for the first quarter of 2014. Our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa and the eastern Mediterranean, kept services revenue from declining further. Prices at the end of the first quarter of 2015 for WTI and Brent crude oil declined 53% and 49%, respectively, since the end of the first quarter of 2014. As a result the global rig count plummeted, primarily in North America, resulting in decreased demand for our well analysis and completion services.

Product Sales Revenue

Revenue associated with product sales decreased to $50.7 million, for the first quarter of 2015, compared to $74.2 million for the first quarter of 2014. Rig count at the end of the first quarter of 2015 for the US and Canada declined 38% and 56%, respectively, since the end of the first quarter of 2014, resulting in a dramatic decrease in the demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of services revenue increased to 63.1% for the three months ended March 31, 2015, compared to 58.6% for the same period in 2014 as we absorbed additional severance expenses and other charges for asset impairments and contract exit costs associated with cost reduction efforts.

                                                                    Return to Index

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue increased to 82% for the three months ended March 31, 2015 compared to 69% for the same period in 2014. Although we have taken actions to reduce our cost structure in response to the sharp decline in North America activity, the cost benefits of these actions are not fully reflected in the results for the first quarter of 2015.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the first quarter of 2015 was $12.7 million, an increase of $2.2 million when compared to the first quarter of 2014, which is primarily related to compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense was $6.6 million for the first quarter of 2015, unchanged from the first quarter of 2014.

Severance and Other Charges

Based on the still falling oil and natural gas prices, the falling rig counts and reductions in CAPEX spending by our clients, we responded with a reduction in our workforce and recorded the following charges and credits in continuing operations during the quarter ending March 31, 2015:
•Reduction in Force ($6.4 million): termination benefits expensed and paid or accrued at March 31, 2015,
•Facility Exit Costs ($0.5 million), and
•Asset Write-Offs ($0.2 million): write-off of assets that have no associated future cash flows.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Sale of assets	$(135)	$(118)
Results of non-consolidated subsidiaries	(44)	(78)
Foreign exchange	840	1,600
Rents and royalties	(136)	(224)
Other, net	(203)	75
Total other (income) expense, net	$322	$1,255

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Australian Dollar	119	(6)
British Pound	374	(52)
Canadian Dollar	1,274	1,028
Euro	(1,055)	52
Russian Ruble	(52)	176
Other currencies, net	180	402
Total (gain) loss	$840	$1,600

                                                                    Return to Index

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 was unchanged at $2.4 million.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2015 and 2014 were 23.0% and 24.0%, respectively. The change in tax expense is primarily the result of changes in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management. The following tables summarize our results by segment for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		$ Change	% Change
	2015	2014	2015/2014	2015/2014
Revenue:
Reservoir Description	$121,759	$125,256	$(3,497)	(3)%
Production Enhancement	75,145	110,280	(35,135)	(32)%
Reservoir Management	16,739	27,367	(10,628)	(39)%
Consolidated	$213,643	$262,903	$(49,260)	(19)%
Operating income (loss):
Reservoir Description	$28,530	$34,853	$(6,323)	(18)%
Production Enhancement	9,923	37,202	(27,279)	(73)%
Reservoir Management	3,866	10,474	(6,608)	(63)%
Corporate and Other[1]	398	298	100	NM
Consolidated	$42,717	$82,827	$(40,110)	(48)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment declined 3% to $121.8 million in the first quarter of 2015 compared to $125.3 million in the first quarter of 2014. This segment’s operations continue to work on large-scale, long-term crude-oil and LNG projects with an emphasis on deepwater developments and international markets. The decline in Reservoir Description's revenue is attributable to certain revenue billed in currencies (primarily the Canadian and Australian dollar, European euro, Russian ruble, and British pound sterling) that have significantly weakened against the US dollar when compared to the prior year exchange rates. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

Operating income decreased to $28.5 million in the first quarter of 2015 compared to $34.9 million in the first quarter of 2014. Operating margins were 23% in the first quarter of 2015, down from 28% during the same period in 2014. Both operating income and operating margins during the first quarter of 2015 decreased from last year as we absorbed additional severance expenses and other charges for asset impairments and contract exit costs associated with cost reduction efforts. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment decreased to $75.1 million in the first quarter of 2015 compared to $110.3 million in the first quarter of 2014. Revenue decreased primarily due to the declining rig count and stage count and

                                                                    Return to Index

associated activities related to the exploration and production of oil and gas, primarily in the US where the horizontal rig count fell 55% during the first quarter of 2015. This significantly reduced demand for products associated with land-based completion of oil wells in US unconventional developments.

Operating income in the first quarter of 2015 decreased to $9.9 million from $37.2 million for the first quarter of 2014 primarily due to decreased revenue caused by reduced capital spending by our clients in the first quarter of 2015. Operating margins were 13% in the first quarter of 2015, down from 34% in the same period of 2014. This significant decrease in operating margin is primarily due to absorbing additional severance and other cost reduction related expense during the first quarter of 2015 against a lower revenue base. Although we have taken actions to reduce our cost structure in response to the sharp decline in North America activity, the cost benefits of these actions are not fully reflected in the results for the first quarter of 2015.

Reservoir Management

Revenue from the Reservoir Management segment decreased 39% to $16.7 million in the first quarter of 2015, compared to $27.4 million for the first quarter of 2014. The decrease in revenue was due to approximately $8 million of equipment sales associated with Canadian oil-sands projects in 2014 that did not reoccur in 2015.

Operating income in the first quarter of 2015 decreased to $3.9 million, from $10.5 million for the first quarter of 2014. The decrease in operating income in the first quarter of 2015 was due primarily to decreased revenue. We are still focused on our joint industry projects, including the Utica, Duvernay, Montney, Wilrich, Mississippi Lime and Central Atlantic studies and the Marcellus, Niobrara, Wolfcamp, Eaglebine and Eagle Ford plays. Operating margins were 23% in the first quarter of 2015, down from 38% when compared to the same period in 2014. Although operating margins for Reservoir Management can fluctuate due to sales of fully completed studies, which generate significant incremental margins, the lower margin during the first quarter of 2015 was primarily attributable to the fixed costs associated with product sales being absorbed by lower product sales revenue.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014	2015/2014
Free cash flow calculation:
Net cash provided by operating activities	$79,578	$65,624	21%
Less: cash paid for capital expenditures	6,869	7,668	(10)%
Free cash flow	$72,709	$57,956	25%

The increase in free cash flow for the first three months of 2015 compared to the same period in 2014 was primarily due to an increase in working capital, offset somewhat by lower net income.

                                                                    Return to Index

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		% Change
	2015	2014	2015/2014
Cash provided by/(used in):
Operating activities	$79,578	$65,624	21%
Investing activities	(6,976)	(10,475)	(33)%
Financing activities	(76,815)	(56,984)	35%
Net change in cash and cash equivalents	$(4,213)	$(1,835)	130%

The increase in cash flows from operating activities for the first three months of 2015 compared to the same period in 2014 was primarily attributable to an increase in working capital, offset somewhat by lower net income.

The decrease in cash flows used in investing activities during the first three months of 2015 compared to the same period in 2014 was primarily attributable to the acquisition in 2014 and lower premiums on life insurance policies in 2015.

Cash flows used in financing activities increased for the first three months of 2015 compared to the same period in 2014. During the first three months of 2015, we increased our debt by $17 million, as compared to increasing it by $12 million during the first three months of 2014. In the first three months of 2015, we repurchased 683,290 shares of our common stock for an aggregate purchase price of $72.9 million compared to the repurchase of 254,340 shares for an aggregate purchase price of $46.8 million during the same period in 2014. We increased the amount of our quarterly dividend from $0.50 per share to $0.55 per share, resulting in dividend payments of $23.9 million during the first three months of 2015, compared to $22.5 million during the first three months of 2014.

Notes, Credit Facilities and Available Future Liquidity

We have two series of senior notes outstanding with an aggregate principal amount of $150 million ("Senior Notes") issued in a private placement transaction. Series A consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Series B consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the Senior Notes is payable semi-annually on March 30 and September 30.

On March 13, 2015, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $350 million to $400 million and to keep the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $27.5 million at March 31, 2015, resulting in an available borrowing capacity under the Credit Facility of $149.5 million. In addition to those items under the Credit Facility, we had $12.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2015.

The terms of the Credit Facility and the Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 11 - Derivative Instruments and Hedging Activities.

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

                                                                    Return to Index

of additional equity, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividend payments and future acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)(4)
January 31, 2015	118,949	$106.52	118,949	2,478,443
February 28, 2015 (1)	315,034	109.05	315,034	2,164,009
March 31, 2015 (2)	249,307	103.78	249,307	1,936,338
Total	683,290	$106.69	683,290

(1) Contains 196 shares valued at approximately $21 thousand, or $108.91 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in February 2015;
(2) Contains 6,453 shares valued at approximately $0.7 million, or $108.41 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in March 2015.
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
(4) During the quarter, 22,646 treasury shares were distributed upon vesting of stock-based awards.

                                                                    Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
3.1	-	Articles of Association of Core Laboratories N.V., as amended in 2012 (including English translation)	Exhibit 3.1 filed on February 19, 2013 with 2012 10-K (File No. 001-14273)
10.1	-
Amendment No. 1 to the Sixth Amended and Restated Credit Agreement between Core Laboratories N.V. and Core Laboratories (U.S.) Interests Holdings, Inc., as borrowers, and Bank of America, N.A. as Administrative Agent, Swing Line Lender and L/C Issuer.
Form 8-K, March 16, 2015 (File No. 001-14273)
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

CORE LABORATORIES N.V.

Date:	April 29, 2015	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index