Form 10-Q
period 2015-06-30
CORE LABORATORIES N V
filed 2015-07-27
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 23, 2015 was 42,570,287.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,580	$23,350
Accounts receivable, net of allowance for doubtful accounts of $3,731 and $3,397 at 2015 and 2014, respectively	155,112	197,163
Inventories	47,585	43,371
Prepaid expenses	14,663	14,246
Income taxes receivable	13,836	10,980
Other current assets	12,872	12,710
TOTAL CURRENT ASSETS	266,648	301,820
PROPERTY, PLANT AND EQUIPMENT, net	148,452	149,014
INTANGIBLES, net	12,667	10,642
GOODWILL	178,718	164,464
DEFERRED TAX ASSETS, net	5,857	3,876
OTHER ASSETS	46,643	45,837
TOTAL ASSETS	$658,985	$675,653
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,323	$47,084
Accrued payroll and related costs	38,412	34,617
Taxes other than payroll and income	9,187	11,199
Unearned revenue	14,757	11,009
Income taxes payable	8,320	8,333
Other current liabilities	23,881	19,624
TOTAL CURRENT LIABILITIES	136,880	131,866
LONG-TERM DEBT	421,508	356,000
DEFERRED COMPENSATION	43,971	42,705
DEFERRED TAX LIABILITIES, net	6,068	7,210
OTHER LONG-TERM LIABILITIES	43,298	43,879
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 45,600,002 issued and 42,656,736 outstanding at 2015 and 45,600,002 issued and 43,636,984 outstanding at 2014	1,174	1,174
Additional paid-in capital	—	—
Retained earnings	432,812	415,906
Accumulated other comprehensive income (loss)	(11,232)	(11,894)
Treasury shares (at cost), 2,943,266 at 2015 and 1,963,018 at 2014	(421,633)	(317,613)
Total Core Laboratories N.V. shareholders' equity	1,121	87,573
Non-controlling interest	6,139	6,420
TOTAL EQUITY	7,260	93,993
TOTAL LIABILITIES AND EQUITY	$658,985	$675,653

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2015	2014
	(Unaudited)
REVENUE:
Services	$156,861	$188,299
Product sales	47,028	79,263
Total revenue	203,889	267,562
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	98,462	111,706
Cost of product sales, exclusive of depreciation expense shown below	36,157	56,452
General and administrative expense, exclusive of depreciation expense shown below	12,634	11,148
Depreciation	6,752	6,027
Amortization	178	291
Other (income) expense, net	1,813	(2,196)
OPERATING INCOME	47,893	84,134
Interest expense	3,116	2,794
Income before income tax expense	44,777	81,340
Income tax expense	10,075	17,244
Net income	34,702	64,096
Net income (loss) attributable to non-controlling interest	76	362
Net income attributable to Core Laboratories N.V.	$34,626	$63,734
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.81	$1.43

Diluted earnings per share attributable to Core Laboratories N.V.	$0.81	$1.42

Cash dividends per share	$0.55	$0.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,790	44,660
Diluted	42,959	44,910

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
REVENUE:
Services	$319,835	$377,034
Product sales	97,697	153,431
Total revenue	417,532	530,465
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	201,257	222,277
Cost of product sales, exclusive of depreciation expense shown below	77,636	107,550
General and administrative expense, exclusive of depreciation expense shown below	25,308	21,667
Depreciation	13,097	12,369
Amortization	399	582
Other (income) expense, net	2,135	(941)
Severance and other charges	7,090	—
OPERATING INCOME	90,610	166,961
Interest expense	5,519	5,157
Income before income tax expense	85,091	161,804
Income tax expense	19,347	36,555
Net income	65,744	125,249
Net income (loss) attributable to non-controlling interest	(281)	451
Net income attributable to Core Laboratories N.V.	$66,025	$124,798
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.53	$2.79

Diluted earnings per share attributable to Core Laboratories N.V.	$1.53	$2.77

Cash dividends per share	$1.10	$1.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43,063	44,783
Diluted	43,214	45,045

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$34,702	$64,096	$65,744	$125,249

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	735	—	(405)	—
Interest rate swap amounts reclassified to interest expense	245	—	488	—
Income taxes on derivatives	367	—	367	—
Total derivatives	1,347	—	450	—

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(22)	(22)	(44)	(44)
Amortization to net income of prior service cost	(19)	1	(38)	3
Amortization to net income of actuarial loss	184	135	367	270
Income taxes on pension and other postretirement benefit plans	(36)	(28)	(73)	(57)
Total pension and other postretirement benefit plans	107	86	212	172

Total other comprehensive income (loss)	1,454	86	662	172
Comprehensive income	36,156	64,182	66,406	125,421
Comprehensive income (loss) attributable to non-controlling interest	76	362	(281)	451
Comprehensive income attributable to Core Laboratories N.V.	$36,080	$63,820	$66,687	$124,970

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$65,744	$125,249
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,477	10,646
Depreciation and amortization	13,496	12,951
(Increase) decrease in value of life insurance policies	(657)	(1,497)
Deferred income taxes	2,534	(4,436)
Other non-cash items	1,415	878
Changes in assets and liabilities:
Accounts receivable	41,359	261
Inventories	(4,045)	(4,824)
Prepaid expenses and other current assets	(3,078)	(10,887)
Other assets	1,752	1,219
Accounts payable	(4,594)	1,464
Accrued expenses	(100)	(3,256)
Unearned revenue	3,749	957
Other long-term liabilities	(1,760)	2,508
Net cash provided by operating activities	126,292	131,233
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,310)	(19,787)
Patents and other intangibles	(512)	(304)
Business acquisition, net of cash acquired	(13,824)	(1,200)
Proceeds from sale of assets	833	604
Premiums on life insurance	(1,564)	(2,866)
Net cash used in investing activities	(27,377)	(23,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(27,000)	(37,041)
Proceeds from debt borrowings	91,000	103,000
Excess tax benefits from stock-based compensation	(315)	1,449
Debt financing costs	(279)	(3)
Non-controlling interest - dividend	—	(394)
Dividends paid	(47,508)	(44,937)
Repurchase of common shares	(115,583)	(125,294)
Net cash used in financing activities	(99,685)	(103,220)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(770)	4,460
CASH AND CASH EQUIVALENTS, beginning of period	23,350	25,088
CASH AND CASH EQUIVALENTS, end of period	$22,580	$29,548

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2014 was derived from the 2014 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2014.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Finished goods	$34,298	$32,249
Parts and materials	10,817	9,147
Work in progress	2,470	1,975
Total inventories	$47,585	$43,371

We include freight costs incurred for shipping inventory to customers in the Cost of product sales line of the Consolidated Statements of Operations.

3.  ACQUISITIONS

In June 2015, we acquired a business providing additional reservoir fluids technology for $17.2 million in cash. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition, resulting in an increase to goodwill of $14.3 million and an increase of $1.9 million in intangible assets. The acquisition was recorded in the Reservoir Description business segment.

The acquisition of this entity did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

                                                                    Return to Index

4.  LONG-TERM DEBT

We have no capital lease obligations. Long-term debt is summarized in the following table (in thousands):

	June 30, 2015	December 31, 2014
Senior notes	$150,000	$150,000
Credit facility	270,000	206,000
Other Debt	1,622	—
Total long-term debt	421,622	356,000
Less - current maturities of long-term debt obligations	114	—
Long-term debt, net	$421,508	$356,000

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

On March 13, 2015, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $350 million to $400 million and to keep the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $26.1 million at June 30, 2015, resulting in an available borrowing capacity under the Credit Facility of $103.9 million. In addition to those items under the Credit Facility, we had $12.5 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2015.

The terms of the Credit Facility and the Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 12 - Derivative Instruments and Hedging Activities.

The estimated fair value of total debt at June 30, 2015 and December 31, 2014 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

5.  PENSIONS AND POSTRETIREMENT BENEFITS

Defined Benefit Plan

We provide a non-contributory defined benefit pension plan for substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service cost	$440	$372	$903	$742
Interest cost	294	452	603	902
Expected return on plan assets	(243)	(335)	(499)	(669)
Amortization of transition asset	(22)	(22)	(44)	(44)
Amortization of prior service cost	(19)	1	(38)	3
Amortization of actuarial loss	184	135	367	270
Net periodic pension cost	$634	$603	$1,292	$1,204

During the six months ended June 30, 2015, we contributed approximately $1.0 million to fund the estimated 2015 premiums on investment contracts held by the Dutch Plan.

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

7.  EQUITY

During the three months ended June 30, 2015, we repurchased 359,732 of our common shares for $42.9 million. Included in this total were rights to 11,829 shares valued at $1.3 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the six months ended June 30, 2015, we repurchased 1,043,022 of our common shares for $115.8 million. Included in this total were rights to 18,478 shares valued at $2.0 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan.Such common shares, unless canceled, may be reissued for a variety of purposes such as future

                                                                    Return to Index

acquisitions, non-employee director stock awards or employee stock awards. During the three and six months ended June 30, 2015, 40,128 and 62,774, respectively, treasury shares were distributed upon vesting of stock-based awards.

At the annual meeting of shareholders on May 21, 2015, our shareholders approved the cancellation of 1,250,000 shares of our common stock then held as treasury stock. These treasury shares will be cancelled after the expiration of the waiting period required under Dutch law. In accordance with ASC 505-30-30-8, we will charge the excess of the cost of the treasury stock over its par value to additional paid-in capital and retained earnings.

In February and May 2015, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on July 7, 2015, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on July 17, 2015 and payable on August 17, 2015.

The following table summarizes our changes in equity for the six months ended June 30, 2015 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2014	$1,174	$—	$415,906	$(11,894)	$(317,613)	$6,420	$93,993
Stock based-awards	—	315	(1,611)	—	11,773	—	10,477
Tax benefit of stock-based awards issued	—	(315)	—	—	—	—	(315)
Repurchase of common shares	—	—	—	—	(115,793)	—	(115,793)
Dividends paid	—	—	(47,508)	—	—	—	(47,508)
Amortization of deferred pension costs, net of tax	—	—	—	212	—	—	212
Interest rate swaps	—	—	—	450	—	—	450
Net income (loss)	—	—	66,025	—	—	(281)	65,744

June 30, 2015	$1,174	$—	$432,812	$(11,232)	$(421,633)	$6,139	$7,260

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Transition asset	$33	$65
Prior service cost	689	718
Unrecognized net actuarial loss	(11,322)	(11,595)
Fair value of derivatives, net of tax	(632)	(1,082)
Total accumulated other comprehensive income (loss)	$(11,232)	$(11,894)

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

                                                                    Return to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Weighted average basic common shares outstanding	42,790	44,660	43,063	44,783
Effect of dilutive securities:
Performance shares	104	111	86	105
Restricted stock	65	139	65	157
Weighted average diluted common and potential common shares outstanding	42,959	44,910	43,214	45,045

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sale of assets	$(127)	$(180)	$(262)	$(298)
Results of non-consolidated subsidiaries	(36)	(52)	(80)	(130)
Foreign exchange	1,002	(1,300)	1,842	300
Rents and royalties	(119)	(223)	(255)	(447)
Other, net	1,093	(441)	890	(366)
Total other (income) expense, net	$1,813	$(2,196)	$2,135	$(941)

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Angola Kwanza	372	—	508	(3)
Australian Dollar	64	69	183	62
British Pound	(262)	(222)	112	(274)
Canadian Dollar	(51)	(860)	1,223	168
Euro	295	(50)	(760)	2
Nigeria Naira	180	11	319	75
Russian Ruble	47	(136)	(5)	40
Other currencies, net	357	(112)	262	230
Total (gain) loss	$1,002	$(1,300)	$1,842	$300

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended June 30, 2015 and 2014 were 22.5% and 21.2%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 22.7% and 22.6%, respectively. The change in tax expense is primarily the result of changes in activity levels among jurisdictions with different tax rates.

11.  SEVERANCE AND OTHER CHARGES

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

                                                                    Return to Index

•Facility Exit Costs ($0.5 million), and
•Asset Write-Offs ($0.2 million): write-off of assets that have no associated future cash flows.
During the second quarter of 2015, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued our reduction in force initiative which began in the first quarter of 2015, but no additional accruals or write-offs were recorded during the second quarter of 2015.

12.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

At June 30, 2015, we had fixed rate debt aggregating $200 million and variable rate debt aggregating $220 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows:

	Fair Value of Derivatives
	June 30, 2015	December 31, 2014	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$335	$201	Other long-term liabilities
10 year interest rate swap	664	881	Other long-term liabilities
	$999	$1,082

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$98	$—	$195	$—	Increase to interest expense
10 year interest rate swap	147	—	293	—	Increase to interest expense
	$245	$—	$488	$—

13.  FINANCIAL INSTRUMENTS

The Company's only financial assets and liabilities which involve fair value measures relate to certain aspects of the Company's benefit plans and our derivative instruments. We use the market approach to value certain assets and liabilities at fair value using significant other observable inputs (Level 2) with the assistance of a third party specialist. We do not have any

                                                                    Return to Index

assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and administrative expense in the Consolidated Statements of Operations. Gains and losses related to the fair value of the interest rate swaps are recorded in Other comprehensive income (loss). The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		June 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$24,115	$—	$24,115	$—
Liabilities:
Deferred compensation plan	$29,481	$—	$29,481	$—
5 year interest rate swap	335	—	335	—
10 year interest rate swap	664	—	664	—
	$30,480	$—	$30,480	$—

		Fair Value Measurement at
		December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$24,199	$—	$24,199	$—
Liabilities:
Deferred compensation plan	$29,153	$—	$29,153	$—
5 year interest rate swap	201	—	201	—
10 year interest rate swap	881	—	881	—
	$30,235	$—	$30,235	$—

(1) Trust assets consist of the cash surrender value of life insurance policies intended to assist in the funding of the deferred compensation plan and are included in Other assets in the Balance Sheet.

14.  SEGMENT REPORTING

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

                                                                    Return to Index

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2015
Revenue from unaffiliated clients	$118,911	$70,589	$14,389	$—	$203,889
Inter-segment revenue	2,411	652	58	(3,121)	—
Segment operating income (loss)	30,944	14,376	3,452	(879)	47,893
Total assets (at end of period)	330,417	229,899	26,048	72,621	658,985
Capital expenditures	4,297	709	45	390	5,441
Depreciation and amortization	4,232	1,649	422	627	6,930
Three Months Ended June 30, 2014
Revenue from unaffiliated clients	$130,589	$110,993	$25,980	$—	$267,562
Inter-segment revenue	2,763	384	347	(3,494)	—
Segment operating income (loss)	36,341	37,660	9,794	339	84,134
Total assets (at end of period)	318,370	264,784	39,795	66,179	689,128
Capital expenditures	6,280	1,755	282	3,802	12,119
Depreciation and amortization	3,935	1,880	366	137	6,318
Six Months Ended June 30, 2015
Revenue from unaffiliated clients	$240,670	$145,734	$31,128	$—	$417,532
Inter-segment revenue	5,187	1,369	207	(6,763)	—
Segment operating income (loss)	59,474	24,299	7,318	(481)	90,610
Total assets	330,417	229,899	26,048	72,621	658,985
Capital expenditures	8,734	2,512	266	798	12,310
Depreciation and amortization	8,015	3,410	853	1,218	13,496
Six Months Ended June 30, 2014
Revenue from unaffiliated clients	$255,845	$221,273	$53,347	$—	$530,465
Inter-segment revenue	5,532	1,181	767	(7,480)	—
Segment operating income (loss)	71,194	74,862	20,268	637	166,961
Total assets	318,370	264,784	39,795	66,179	689,128
Capital expenditures	11,096	2,830	367	5,494	19,787
Depreciation and amortization	7,783	3,775	605	788	12,951
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09 relating to revenue from contracts with customers (FASB ASC Topic 606), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (on July 9, 2015, the FASB deferred the implementation date for one year). We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

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

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2015 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report").

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

During the fourth quarter of 2014, the prices for both WTI and Brent crude oil began to fall sharply, particularly after the OPEC meeting held on November 27, 2014. Average prices for the majority of the 2014 calendar year were in excess of $99 per barrel for WTI and in excess of $105 per barrel for Brent; however, were down to approximately $50 per barrel by year’s end. These depressed prices have caused a significant decrease in the activities associated with both the exploration and production of oil during 2015.

The North American land-based activity has been impacted more significantly with the average rig count decreasing by more than 56% in 2015 when compared to the 2014 fourth quarter levels. If the WTI crude oil price remains near its current level, we believe the significantly lower levels of industry activity experienced in the first half of 2015 may continue through the remainder of 2015, which could negatively impact our North America operations.

Outside of North America, activities associated with the exploration and production of oil have also decreased from 2014 levels, although not as significantly as the land-based activities in North America. The average international rig count in the first half 2015 is down approximately 13% as compared to the 2014 fourth quarter. These reduced international activities have impacted most regions, except the Middle East, where we continue to see sustained levels and some potential growth in 2015. As with North America land-based activity, we believe international activities will also remain at reduced levels, without a meaningful improvement in the current Brent crude oil prices.

We saw the U.S. production start to decline in the second quarter of 2015 which we believe is an indication that the balancing of worldwide crude-oil markets is underway. Additionally, the most recent International Energy Agency estimates project worldwide demand to increase in 2015 by 1.4 million barrels of oil per day in response to low commodity prices. With the very steep decline curves associated with the unconventional tight oil reservoirs in the U.S., we now believe that U.S. supply growth rolled over in April of 2015 and that year-over-year crude-oil production will be down several hundreds-of-thousands of barrels per day. Therefore, at current activity levels, U.S. production could fall significantly in 2015 and 2016, while worldwide oil production continues to stagnate or decrease slightly because recent international production gains may not be sustainable over the long term.

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
During the second quarter of 2015, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued our reduction in force initiative which began in the first quarter of 2015, but no additional accruals or write-offs were recorded during the second quarter of 2015.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2015		2014		2015/2014	2015/2014
REVENUE:
Services	$156,861	77%	$188,299	70%	$(31,438)	(17)%
Product sales	47,028	23%	79,263	30%	(32,235)	(41)%
Total revenue	203,889	100%	267,562	100%	(63,673)	(24)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	98,462	63%	111,706	59%	(13,244)	(12)%
Cost of product sales, exclusive of depreciation expense shown below*	36,157	77%	56,452	71%	(20,295)	(36)%
Total cost of services and product sales	134,619	66%	168,158	63%	(33,539)	(20)%
General and administrative expense	12,634	6%	11,148	4%	1,486	13%
Depreciation and amortization	6,930	3%	6,318	2%	612	10%
Other (income) expense, net	1,813	1%	(2,196)	(1)%	4,009	NM
Operating income	47,893	23%	84,134	31%	(36,241)	(43)%
Interest expense	3,116	2%	2,794	1%	322	12%
Income before income tax expense	44,777	22%	81,340	30%	(36,563)	(45)%
Income tax expense	10,075	5%	17,244	6%	(7,169)	(42)%
Net income	34,702	17%	64,096	24%	(29,394)	(46)%
Net income (loss) attributable to non-controlling interest	76	0%	362	0%	(286)	(79)%
Net income attributable to Core Laboratories N.V.	$34,626	17%	$63,734	24%	$(29,108)	(46)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Six Months Ended June 30,				$ Change	% Change
	2015		2014		2015/2014	2015/2014
REVENUE:
Services	$319,835	77%	$377,034	71%	$(57,199)	(15)%
Product sales	97,697	23%	153,431	29%	(55,734)	(36)%
Total revenue	417,532	100%	530,465	100%	(112,933)	(21)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	201,257	63%	222,277	59%	(21,020)	(9)%
Cost of product sales, exclusive of depreciation expense shown below*	77,636	79%	107,550	70%	(29,914)	(28)%
Total cost of services and product sales	278,893	67%	329,827	62%	(50,934)	(15)%
General and administrative expense	25,308	6%	21,667	4%	3,641	17%
Depreciation and amortization	13,496	3%	12,951	2%	545	4%
Other (income), net	2,135	1%	(941)	0%	3,076	NM
Severance and other charges	7,090	2%	—	0%	7,090	NM
Operating income	90,610	22%	166,961	31%	(76,351)	(46)%
Interest expense	5,519	1%	5,157	1%	362	7%
Income before income tax expense	85,091	20%	161,804	31%	(76,713)	(47)%
Income tax expense	19,347	5%	36,555	7%	(17,208)	(47)%
Net income	65,744	16%	125,249	24%	(59,505)	(48)%
Net income (loss) attributable to non-controlling interest	(281)	0%	451	0%	(732)	(162)%
Net income attributable to Core Laboratories N.V.	$66,025	16%	$124,798	24%	$(58,773)	(47)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Services Revenue

Services revenue decreased 17% to $156.9 million for the second quarter of 2015 when compared to $188.3 million for the second quarter of 2014. For the six months ended June 30, 2015, services revenue decreased to $319.8 million as compared to $377.0 million for the same period of 2014. Prices at the end of the second quarter of 2015 for WTI and Brent crude oil declined 44% and 46%, respectively, since the end of the second quarter of 2014. As a result, the global rig count plummeted, primarily in North America, resulting in decreased demand for our well analysis and completion services. Our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa and the eastern Mediterranean, kept services revenue from declining further.

Product Sales Revenue

Revenue associated with product sales decreased to $47.0 million for the second quarter of 2015, compared to $79.3 million for the second quarter of 2014. For the six months ended June 30, 2015, product sales revenue decreased to $97.7 million compared to $153.4 million during the same period in 2014. Rig count at the end of the second quarter of 2015 for the US and Canada declined 54% and 46%, respectively, since the end of the second quarter of 2014, resulting in a dramatic decrease in the demand for our well completion products.

Cost of Services

Cost of services expressed as a percentage of services revenue increased to 63% for the three and six months ended June 30, 2015, compared to 59% for the same periods in 2014. The increase is primarily due to our fixed costs structure being absorbed on lower revenues in 2015 when compared to 2014.

                                                                    Return to Index

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue increased to 77% and 79% for the three and six months ended June 30, 2015, respectively, compared to 71% and 70%, respectively, for the same periods in 2014. These increases were primarily related to our fixed costs structure being absorbed on lower revenue in 2015 when compared to 2014. We took actions to reduce our cost structure in response to the sharp decline in North America activity during the first quarter of 2015. The cost benefits of these actions are reflected in the results for the second quarter of 2015 as we see a sequential improvement in the cost of product sales.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three and six months ended June 30, 2015 was $12.6 million and $25.3 million, respectively, compared to $11.1 million and $21.7 million, respectively, for the same periods in 2014 primarily due to compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three and six months ended June 30, 2015 was $6.9 million and $13.5 million, respectively, compared to $6.3 million and $13.0 million, respectively, for the same periods in 2014.

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
During the second quarter of 2015, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued our reduction in force initiative which began in the first quarter of 2015, but no additional accruals or write-offs were recorded during the second quarter of 2015.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Sale of assets	$(127)	$(180)	$(262)	$(298)
Results of non-consolidated subsidiaries	(36)	(52)	(80)	(130)
Foreign exchange	1,002	(1,300)	1,842	300
Rents and royalties	(119)	(223)	(255)	(447)
Other, net	1,093	(441)	890	(366)
Total other (income) expense, net	$1,813	$(2,196)	$2,135	$(941)

                                                                    Return to Index

Foreign exchange (gain) loss by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Angola Kwanza	372	—	508	(3)
Australian Dollar	64	69	183	62
British Pound	(262)	(222)	112	(274)
Canadian Dollar	(51)	(860)	1,223	168
Euro	295	(50)	(760)	2
Nigeria Naira	180	11	319	75
Russian Ruble	47	(136)	(5)	40
Other currencies, net	357	(112)	262	230
Total (gain) loss	$1,002	$(1,300)	$1,842	$300

Interest Expense

Interest expense for the three months ended June 30, 2015 and 2014 was $3.1 million and $2.8 million, respectively. Interest expense for the six months ended June 30, 2015 and 2014 was $5.5 million and $5.2 million, respectively.

Income Tax Expense

The effective tax rates for the three months ended June 30, 2015 and 2014 were 22.5% and 21.2%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 22.7% and 22.6%, respectively. The change in tax expense is primarily the result of changes in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management. The following tables summarize our results by segment for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		$ Change	% Change	Three Months Ended March 31,	$ Change	% Change
	2015	2014	2015/2014	2015/2014	2015	Q1/Q2	Q1/Q2
Revenue:
Reservoir Description	$118,911	$130,589	$(11,678)	(9)%	$121,759	$(2,848)	(2)%
Production Enhancement	70,589	110,993	(40,404)	(36)%	75,145	(4,556)	(6)%
Reservoir Management	14,389	25,980	(11,591)	(45)%	16,739	(2,350)	(14)%
Consolidated	$203,889	$267,562	$(63,673)	(24)%	$213,643	$(9,754)	(5)%
Operating income (loss):
Reservoir Description	$30,944	$36,341	$(5,397)	(15)%	$28,530	$2,414	8%
Production Enhancement	14,376	37,660	(23,284)	(62)%	9,923	4,453	45%
Reservoir Management	3,452	9,794	(6,342)	(65)%	3,866	(414)	(11)%
Corporate and Other[1]	(879)	339	(1,218)	NM	398	(1,277)	NM
Consolidated	$47,893	$84,134	$(36,241)	(43)%	$42,717	$5,176	12%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

	Six Months Ended June 30,		$ Change	% Change
	2015	2014	2015/2014	2015/2014
Revenue:	(Unaudited)
Reservoir Description	$240,670	$255,845	$(15,175)	(6)%
Production Enhancement	145,734	221,273	(75,539)	(34)%
Reservoir Management	31,128	53,347	(22,219)	(42)%
Consolidated	$417,532	$530,465	$(112,933)	(21)%
Operating income (loss):
Reservoir Description	$59,474	$71,194	$(11,720)	(16)%
Production Enhancement	24,299	74,862	(50,563)	(68)%
Reservoir Management	7,318	20,268	(12,950)	(64)%
Corporate and Other[1]	(481)	637	(1,118)	NM
Consolidated	$90,610	$166,961	$(76,351)	(46)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment was $118.9 million in the second quarter of 2015, a decline of 2% from $121.8 million in the first quarter of 2015 and a decline of 9% from $130.6 million in the second quarter of 2014. For the six months ended June 30, 2015, revenue decreased $15.2 million to $240.7 million, compared to the same period in 2014. The decrease in revenue for all period comparisons is primarily related to the strengthening of the US dollar against certain currencies such as the Euro, Australian dollar, Canadian dollar, British pound, and Russian ruble, in which we invoice some of the revenue. This segment’s operations continue to work on large-scale, long-term crude-oil and LNG projects with an emphasis on deepwater developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

Operating income was $30.9 million in the second quarter of 2015, an increase of 8% compared to $28.5 million in the first quarter of 2015 and a decrease of 15% compared to $36.3 million in the second quarter of 2014. Operating income for the six months ended June 30, 2015 decreased to $59.5 million compared to $71.2 million for the same period in 2014 primarily due to our fixed costs structure, which included additional charges for severance and other items, being absorbed on lower revenue in 2015 when compared to 2014. Operating margins were 26% in the second quarter of 2015, up from 23% in the first quarter of 2015 as the benefit from our cost reduction efforts is being realized, but down from 28% during the same period in 2014. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment was $70.6 million in the second quarter of 2015, a decrease of 6% from $75.1 million in the first quarter of 2015 and a decrease of $40.4 million from $111.0 million in the second quarter of 2014. Revenue decreased to $145.7 million for the six months ended June 30, 2015 compared to $221.3 million for the same period in 2014. Revenue decreased primarily due to the declining rig count and stage count and associated activities related to the exploration and production of oil and gas, primarily in the US where the horizontal rig count fell 55% during the first half of 2015. This significantly reduced demand for products associated with land-based completion of oil wells in US unconventional developments.

Operating income in the second quarter of 2015 was $14.4 million, an increase of 45% compared to $9.9 million in the first quarter of 2015 and a decrease from $37.7 million in the second quarter of 2014 primarily due to decreased revenue caused by reduced capital spending in North America by our clients in 2015. For the six months ended June 30, 2015, operating income decreased to $24.3 million from $74.9 million for the same period in 2014. Operating margins were 20% in the second quarter of 2015, and improved from 13% in the first quarter of 2015 when we absorbed additional severance expense associated with our reduction in workforce activities, but down from 34% in the same period of 2014 as we are absorbing our fixed costs on lower revenue in 2015.

                                                                    Return to Index

Reservoir Management

Revenue from the Reservoir Management segment decreased to $14.4 million in the second quarter of 2015 from $16.7 million in the first quarter of 2015 and $26.0 million for the second quarter of 2014. Revenue for the six months ended June 30, 2015 decreased to $31.1 million compared to $53.3 million for the same period in 2014. The decrease in 2015 when compared to 2014 is primarily related to the decrease of the oil commodity price and as a result reduced spending from our oil and gas clients. We continue to have interest in our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new joint-industry projects in the Williston Basin targeting the tight oil of the entire Three Forks sections and a study in the Appalachian Basin of the emerging Devonian shales in the liquids window.

Operating income in the second quarter of 2015 decreased to $3.5 million from $3.9 million during the first quarter of 2015 and $9.8 million for the second quarter of 2014. For the six months ended June 30, 2015, operating income was $7.3 million compared to $20.3 million for the same period in 2014. The decrease in operating income in the second quarter of 2015 was due primarily to decreased revenue. We are still focused on our joint industry projects, including the Utica, Duvernay, Montney, Wilrich, Mississippi Lime and Central Atlantic studies and the Marcellus, Niobrara, Wolfcamp, Eaglebine and Eagle Ford plays. Operating margins were 24% in the second quarter of 2015, up from 23% in the first quarter of 2015, but down from 38% when compared to the same period in 2014. Although operating margins for Reservoir Management can fluctuate due to sales of fully completed studies, which generate significant incremental margins, the lower margin during the second quarter of 2015 was primarily attributable to the fixed costs associated with product sales being absorbed by lower product sales revenue.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,		% Change
	2015	2014	2015/2014
Free cash flow calculation:
Net cash provided by operating activities	$126,292	$131,233	(4)%
Less: cash paid for capital expenditures	12,310	19,787	(38)%
Free cash flow	$113,982	$111,446	2%

The increase in free cash flow for the first six months of 2015 compared to the same period in 2014 was primarily due to a reduced investment in working capital and a decrease in capital expenditures, offset somewhat by lower net income.

                                                                    Return to Index

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,		% Change
	2015	2014	2015/2014
Cash provided by/(used in):
Operating activities	$126,292	$131,233	(4)%
Investing activities	(27,377)	(23,553)	16%
Financing activities	(99,685)	(103,220)	(3)%
Net change in cash and cash equivalents	$(770)	$4,460	(117)%

Cash flows from operating activities for the first six months of 2015 compared to the same period in 2014 remained relatively unchanged.

The increase in cash flows used in investing activities during the first six months of 2015 compared to the same period in 2014 was primarily attributable to the acquisition in 2015, offset by lower capital expenditures in 2015.

Cash flows used in financing activities decreased for the first six months of 2015 compared to the same period in 2014. During the first six months of 2015, we increased our debt by $64 million, as compared to increasing it by $66 million during the first six months of 2014. In the first six months of 2015, we repurchased 1,043,022 shares of our common stock for an aggregate purchase price of $115.8 million compared to the repurchase of 709,559 shares for an aggregate purchase price of $125.3 million during the same period in 2014. We increased the amount of our quarterly dividend from $0.50 per share to $0.55 per share, resulting in dividend payments of $47.5 million during the first six months of 2015, compared to $44.9 million during the first six months of 2014.

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

On March 13, 2015, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $350 million to $400 million and to keep the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $26.1 million at June 30, 2015, resulting in an available borrowing capacity under the Credit Facility of $103.9 million. In addition to those items under the Credit Facility, we had $12.5 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2015.

The terms of the Credit Facility and the Senior Notes require us to meet certain covenants, including, but not limited to, certain minimum cash flow ratios. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 12 - Derivative Instruments and Hedging Activities.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three and six months ended June 30, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (4)(5)
April 30, 2015 (1)	170,399	$116.79	170,399	1,777,967
May 31, 2015 (2)	70,219	126.52	70,219	1,708,248
June 30, 2015 (3)	119,114	118.45	119,114	1,616,734
Total	359,732	$119.24	359,732

(1) Contains 3,910 shares valued at approximately $0.4 million, or $106.00 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in April 2015;
(2) Contains 155 shares valued at approximately $21 thousand, or $132.48 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in May 2015;
(3) Contains 7,764 shares valued at approximately $0.9 million, or $114.04 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in June 2015.
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
(5) During the quarter, 40,128 treasury shares were distributed upon vesting of stock-based awards.

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

CORE LABORATORIES N.V.

Date:	July 24, 2015	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index