Form 10-Q
period 2015-09-30
CORE LABORATORIES N V
filed 2015-10-23
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 22, 2015 was 42,366,187.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2015	December 31, 2014
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$18,461	$23,350
Accounts receivable, net of allowance for doubtful accounts of $3,746 and $3,397 at 2015 and 2014, respectively	152,448	197,163
Inventories	44,462	43,371
Prepaid expenses	11,013	14,246
Income taxes receivable	5,852	10,980
Other current assets	9,987	12,710
TOTAL CURRENT ASSETS	242,223	301,820
PROPERTY, PLANT AND EQUIPMENT, net	146,965	149,014
INTANGIBLES, net	13,523	10,642
GOODWILL	178,159	164,464
DEFERRED TAX ASSETS, net	10,087	3,876
OTHER ASSETS	44,148	45,837
TOTAL ASSETS	$635,105	$675,653
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$40,539	$47,084
Accrued payroll and related costs	33,016	34,617
Taxes other than payroll and income	9,225	11,199
Unearned revenue	13,918	11,009
Income taxes payable	7,217	8,333
Other current liabilities	20,148	19,624
TOTAL CURRENT LIABILITIES	124,063	131,866
LONG-TERM DEBT	428,000	356,000
DEFERRED COMPENSATION	42,809	42,705
DEFERRED TAX LIABILITIES, net	2,505	7,210
OTHER LONG-TERM LIABILITIES	43,643	43,879
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY (DEFICIT):
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,350,002 issued and 42,407,281 outstanding at 2015 and 45,600,002 issued and 43,636,984 outstanding at 2014	1,142	1,174
Additional paid-in capital	269	—
Retained earnings	236,041	415,906
Accumulated other comprehensive income (loss)	(11,901)	(11,894)
Treasury shares (at cost), 1,942,721 at 2015 and 1,963,018 at 2014	(237,795)	(317,613)
Total Core Laboratories N.V. shareholders' equity (deficit)	(12,244)	87,573
Non-controlling interest	6,329	6,420
TOTAL EQUITY (DEFICIT)	(5,915)	93,993
TOTAL LIABILITIES AND EQUITY	$635,105	$675,653

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2015	2014
	(Unaudited)
REVENUE:
Services	$150,128	$203,578
Product sales	47,137	72,557
Total revenue	197,265	276,135
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	94,117	113,917
Cost of product sales, exclusive of depreciation expense shown below	34,933	53,010
General and administrative expense, exclusive of depreciation expense shown below	12,155	12,316
Depreciation	6,695	6,362
Amortization	215	483
Other (income) expense, net	2,332	927
OPERATING INCOME	46,818	89,120
Interest expense	3,471	2,561
Income before income tax expense	43,347	86,559
Income tax expense	9,753	19,909
Net income	33,594	66,650
Net income (loss) attributable to non-controlling interest	190	153
Net income attributable to Core Laboratories N.V.	$33,404	$66,497
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.79	$1.51

Diluted earnings per share attributable to Core Laboratories N.V.	$0.78	$1.50

Cash dividends per share	$0.55	$0.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,517	44,152
Diluted	42,685	44,381

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
REVENUE:
Services	$469,963	$580,612
Product sales	144,834	225,988
Total revenue	614,797	806,600
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	295,374	336,194
Cost of product sales, exclusive of depreciation expense shown below	112,569	160,560
General and administrative expense, exclusive of depreciation expense shown below	37,463	33,983
Depreciation	19,792	18,731
Amortization	614	1,065
Other (income) expense, net	4,467	(14)
Severance and other charges	7,090	—
OPERATING INCOME	137,428	256,081
Interest expense	8,990	7,718
Income before income tax expense	128,438	248,363
Income tax expense	29,100	56,464
Net income	99,338	191,899
Net income (loss) attributable to non-controlling interest	(91)	604
Net income attributable to Core Laboratories N.V.	$99,429	$191,295
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$2.32	$4.29

Diluted earnings per share attributable to Core Laboratories N.V.	$2.31	$4.27

Cash dividends per share	$1.65	$1.50
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,879	44,571
Diluted	43,038	44,823

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$33,594	$66,650	$99,338	$191,899

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	(1,475)	—	(1,880)	—
Interest rate swap amounts reclassified to interest expense	246	—	734	—
Income taxes on derivatives	455	—	822	—
Total derivatives	(774)	—	(324)	—

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	(22)	(21)	(66)	(65)
Amortization to net income of prior service cost	(21)	2	(59)	5
Amortization to net income of actuarial loss	181	135	548	405
Income taxes on pension and other postretirement benefit plans	(33)	(29)	(106)	(86)
Total pension and other postretirement benefit plans	105	87	317	259

Total other comprehensive income (loss)	(669)	87	(7)	259
Comprehensive income	32,925	66,737	99,331	192,158
Comprehensive income (loss) attributable to non-controlling interest	190	153	(91)	604
Comprehensive income attributable to Core Laboratories N.V.	$32,735	$66,584	$99,422	$191,554

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$99,338	$191,899
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	15,964	15,497
Depreciation and amortization	20,406	19,796
(Increase) decrease in value of life insurance policies	2,190	(724)
Deferred income taxes	(3,445)	(190)
Other non-cash items	1,259	1,069
Changes in assets and liabilities:
Accounts receivable	43,775	(959)
Inventories	(138)	(3,053)
Prepaid expenses and other current assets	8,039	(7,041)
Other assets	2,061	1,529
Accounts payable	(10,864)	(2,171)
Accrued expenses	(8,582)	(10,604)
Unearned revenue	2,909	158
Other long-term liabilities	(3,142)	453
Net cash provided by operating activities	169,770	205,659
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,276)	(27,624)
Patents and other intangibles	(1,502)	(753)
Business acquisition, net of cash acquired	(13,824)	(1,200)
Proceeds from sale of assets	1,193	1,098
Premiums on life insurance	(2,210)	(3,482)
Net cash used in investing activities	(34,619)	(31,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(49,693)	(57,157)
Proceeds from debt borrowings	120,000	160,000
Excess tax benefits from stock-based compensation	180	2,680
Debt financing costs	(339)	(1,054)
Non-controlling interest - dividend	—	(393)
Dividends paid	(70,933)	(67,153)
Repurchase of common shares	(139,255)	(210,402)
Net cash used in financing activities	(140,040)	(173,479)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,889)	219
CASH AND CASH EQUIVALENTS, beginning of period	23,350	25,088
CASH AND CASH EQUIVALENTS, end of period	$18,461	$25,307

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2014 was derived from the 2014 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2014.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2015	June 30, 2015	December 31, 2014
Finished goods	$30,654	$34,298	$32,249
Parts and materials	10,790	10,817	9,147
Work in progress	3,018	2,470	1,975
Total inventories	$44,462	$47,585	$43,371

We include freight costs incurred for shipping inventory to customers in the Cost of product sales line of the Consolidated Statements of Operations.

3.  ACQUISITIONS

In June 2015, we acquired a business providing additional reservoir fluids technology for $17.2 million in cash. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition, resulting in an increase to goodwill of $13.7 million and an increase of $2.0 million in intangible assets. The acquisition was recorded in the Reservoir Description business segment.

The acquisition of this entity did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

                                                                    Return to Index

4.  LONG-TERM DEBT

We have no capital lease obligations. Long-term debt is summarized in the following table (in thousands):

	September 30, 2015	December 31, 2014
Senior notes	$150,000	$150,000
Credit facility	278,000	206,000
Long-term debt	$428,000	$356,000

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

On March 13, 2015, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $350 million to $400 million and to keep the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $24.9 million at September 30, 2015, resulting in an available borrowing capacity under the Credit Facility of $97.1 million. In addition to those items under the Credit Facility, we had $12.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2015.

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

The estimated fair value of total debt at September 30, 2015 and December 31, 2014 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

5.  PENSIONS AND POSTRETIREMENT BENEFITS

Defined Benefit Plan

We provide a non-contributory defined benefit pension plan for substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007 based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Service cost	$453	$361	$1,356	$1,103
Interest cost	301	439	904	1,341
Expected return on plan assets	(249)	(326)	(748)	(995)
Amortization of transition asset	(22)	(21)	(66)	(65)
Amortization of prior service cost	(21)	2	(59)	5
Amortization of actuarial loss	181	135	548	405
Net periodic pension cost	$643	$590	$1,935	$1,794

During the nine months ended September 30, 2015, we contributed approximately $1.0 million to fund the estimated 2015 premiums on investment contracts held by the Dutch Plan.

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

7.  EQUITY

During the three months ended September 30, 2015, we repurchased 268,594 of our common shares for $28.7 million. Included in this total were rights to 5,295 shares valued at $0.6 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the nine months ended September 30, 2015, we repurchased 1,311,616 of our common shares for $144.5 million. Included in this total were rights to 23,773 shares valued at $2.6 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan.Such common shares, unless canceled, may be reissued for a variety of purposes such as

                                                                    Return to Index

future acquisitions, non-employee director stock awards or employee stock awards. During the three and nine months ended September 30, 2015, 19,139 and 81,913, respectively, treasury shares were distributed upon vesting of stock-based awards.

At the annual meeting of shareholders on May 21, 2015, our shareholders approved the cancellation of 1,250,000 shares of our common stock then held as treasury stock. These treasury shares were cancelled after the expiration of the waiting period required under Dutch law. In accordance with ASC 505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital and retained earnings.

In February, May and August 2015, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on October 13, 2015, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on October 23, 2015 and payable on November 24, 2015.

The following table summarizes our changes in equity for the nine months ended September 30, 2015 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2014	$1,174	$—	$415,906	$(11,894)	$(317,613)	$6,420	$93,993
Stock based-awards	—	3,181	(2,094)	—	14,877	—	15,964
Tax benefit of stock-based awards issued	—	180	—	—	—	—	180
Repurchase of common shares	—	—	—	—	(144,450)	—	(144,450)
Dividends paid	—	—	(70,933)	—	—	—	(70,933)
Cancellation of common shares	(32)	(3,092)	(206,267)	—	209,391	—	—
Amortization of deferred pension costs, net of tax	—	—	—	317	—	—	317
Interest rate swaps	—	—	—	(324)	—	—	(324)
Net income (loss)	—	—	99,429	—	—	(91)	99,338

September 30, 2015	$1,142	$269	$236,041	$(11,901)	$(237,795)	$6,329	$(5,915)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Transition asset	$15	$65
Prior service cost	674	718
Unrecognized net actuarial loss	(11,184)	(11,595)
Fair value of derivatives, net of tax	(1,406)	(1,082)
Total accumulated other comprehensive income (loss)	$(11,901)	$(11,894)

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

                                                                    Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Weighted average basic common shares outstanding	42,517	44,152	42,879	44,571
Effect of dilutive securities:
Performance shares	114	121	95	110
Restricted stock	54	108	64	142
Weighted average diluted common and potential common shares outstanding	42,685	44,381	43,038	44,823

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sale of assets	$(100)	$(442)	$(362)	$(740)
Results of non-consolidated subsidiaries	(131)	(165)	(211)	(295)
Foreign exchange	2,612	1,858	4,454	2,158
Rents and royalties	(115)	(209)	(370)	(656)
Other, net	66	(115)	956	(481)
Total other (income) expense, net	$2,332	$927	$4,467	$(14)

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Angolan Kwanza	$311	$—	$819	$(3)
Australian Dollar	3	104	186	166
British Pound	173	770	285	496
Canadian Dollar	549	903	1,772	1,071
Euro	615	(449)	(145)	(446)
Indonesian Rupiah	219	82	381	48
Malaysian Ringgit	361	77	533	90
Nigerian Naira	238	48	557	118
Russian Ruble	(32)	162	(37)	202
Other currencies, net	175	161	103	416
Total (gain) loss, net	$2,612	$1,858	$4,454	$2,158

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2015 and 2014 were 22.5% and 23.0%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were both 22.7%. The change in tax expense for the three-month comparison is primarily the result of changes in activity levels among jurisdictions with different tax rates.

11.  SEVERANCE AND OTHER CHARGES

In response to lower commodity pricing and reduced spending by our clients related to oil and gas producing fields in 2015, we decided during the first quarter of 2015 to reduce our cost structure, primarily through a reduction in our workforce, to better align with anticipated activity levels for 2015. As a result of these cost reductions, we recorded a charge of $7.1 million

                                                                    Return to Index

in the first quarter of 2015. Depending on how the market situation evolves, further actions may be necessary, which could result in additional charges in future periods.
During the second and third quarters of 2015, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our reduction in force initiative which began in the first quarter of 2015, but no additional accruals or write-offs were recorded during the second or third quarters of 2015.

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024. Each swap is measured at fair value and recorded in our Consolidated Balance Sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized gains/losses are deferred to shareholders' equity as a component of accumulated other comprehensive income/loss and are recognized in income as a decrease/increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At September 30, 2015, we had fixed rate debt aggregating $200 million and variable rate debt aggregating $228 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows:

	Fair Value of Derivatives
	September 30, 2015	December 31, 2014	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$667	$201	Other long-term liabilities
10 year interest rate swap	1,561	881	Other long-term liabilities
	$2,228	$1,082

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$98	$—	$293	$—	Increase to interest expense
10 year interest rate swap	148	—	441	—	Increase to interest expense
	$246	$—	$734	$—

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

                                                                    Return to Index

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

		Fair Value Measurement at
		September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$23,058	$—	$23,058	$—
Liabilities:
Deferred compensation plan	$28,114	$—	$28,114	$—
5 year interest rate swap	667	—	667	—
10 year interest rate swap	1,561	—	1,561	—
	$30,342	$—	$30,342	$—

		Fair Value Measurement at
		December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$24,199	$—	$24,199	$—
Liabilities:
Deferred compensation plan	$29,153	$—	$29,153	$—
5 year interest rate swap	201	—	201	—
10 year interest rate swap	881	—	881	—
	$30,235	$—	$30,235	$—

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

                                                                    Return to Index

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2015
Revenue from unaffiliated clients	$117,943	$64,918	$14,404	$—	$197,265
Inter-segment revenue	1,770	140	37	(1,947)	—
Segment operating income (loss)	30,338	11,367	4,796	317	46,818
Total assets (at end of period)	334,892	210,209	24,320	65,684	635,105
Capital expenditures	5,224	309	7	426	5,966
Depreciation and amortization	4,287	1,614	401	608	6,910
Three Months Ended September 30, 2014
Revenue from unaffiliated clients	$131,380	$122,161	$22,594	$—	$276,135
Inter-segment revenue	4,734	52,916	1,422	(59,072)	—
Segment operating income (loss)	35,377	45,735	7,553	455	89,120
Total assets (at end of period)	317,741	277,320	33,646	56,425	685,132
Capital expenditures	4,577	2,678	2,021	(1,439)	7,837
Depreciation and amortization	4,158	1,830	350	507	6,845
Nine Months Ended September 30, 2015
Revenue from unaffiliated clients	$358,613	$210,652	$45,532	$—	$614,797
Inter-segment revenue	6,957	1,509	244	(8,710)	—
Segment operating income (loss)	89,812	35,666	12,114	(164)	137,428
Total assets	334,892	210,209	24,320	65,684	635,105
Capital expenditures	13,958	2,821	273	1,224	18,276
Depreciation and amortization	12,302	5,024	1,254	1,826	20,406
Nine Months Ended September 30, 2014
Revenue from unaffiliated clients	$387,225	$343,434	$75,941	$—	$806,600
Inter-segment revenue	10,266	54,097	2,189	(66,552)	—
Segment operating income (loss)	106,571	120,597	27,821	1,092	256,081
Total assets	317,741	277,320	33,646	56,425	685,132
Capital expenditures	15,673	5,508	2,388	4,055	27,624
Depreciation and amortization	11,941	5,605	955	1,295	19,796
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09 ("Revenue from Contracts with Customers"), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (on July 9, 2015, the FASB deferred the implementation date for one year). We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 ("Amendments to the Consolidation Analysis"), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those for registered money market funds. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years,

                                                                    Return to Index

beginning after December 15, 2015. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 ("Simplifying the Measurement of Inventory") to require the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2015 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the "2014 Annual Report").

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

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

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

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Quarterly Report, are forward-looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, no assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While we believe that these statements are and will be accurate, our actual results and experience may differ materially from the anticipated results or other expectations expressed in our statements due to a variety of risks and uncertainties.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2014 Annual Report and in Part II of this Quarterly Report, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

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

In North America, land-based activity has been significantly impacted by a 56% decrease to the rig count from the end of the third quarter of 2014 compared to the same period of 2015. If the WTI crude oil price remains near its current level, we believe the significantly lower levels of industry activity experienced in the first nine months of 2015 may continue through the remainder of 2015 and into 2016, which could negatively impact our North America operations.

Outside of North America, activities associated with the exploration and production of oil have also decreased from 2014 levels, although not as significantly as the land-based activities in North America. The international rig count at the end of the third quarter of 2015 is down approximately 8% from the same period of 2014. These reduced international activities have impacted most regions, except the Middle East, where we continue to see sustained levels for the final quarter of 2015. As with North American land-based activity, we believe international activities will also remain at reduced levels, without a meaningful improvement in the current Brent crude oil prices.

We saw U.S. crude oil production continue its sharp decline in the third quarter of 2015 which we believe is an indication that the balancing of worldwide crude-oil markets is well underway. Additionally, the most recent International Energy Agency estimates project worldwide demand to increase in 2015 by 1.8 million barrels of oil per day in response to low commodity prices. With the very steep decline curves associated with the unconventional tight oil reservoirs in the U.S., we now believe that U.S. supply growth rolled over in April of 2015 and that year-over-year crude-oil production will be down several hundreds-of-thousands of barrels per day. Therefore, at current industry activity levels, U.S. crude oil production could fall significantly in 2015 and 2016, while worldwide oil production continues to stagnate or decrease slightly because recent international production gains may not be sustainable over the long term.

Response to Decline in Oilfield Services Activities

In response to lower commodity pricing and reduced spending by our clients related to oil and gas producing fields in 2015, we decided during the first quarter of 2015 to reduce our cost structure, primarily consisting of reductions in our workforce, to better align with anticipated activity levels for 2015. As a result of these cost reductions, we recorded a charge of $7.1 million in the first quarter of 2015. Depending on how the market situation evolves, further actions may be necessary, which could result in additional charges in future periods.
During the second and third quarters of 2015, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our reduction in force initiative which began in the first quarter of 2015, but no additional accruals or write-offs were recorded during the second or third quarters of 2015.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2015		2014		2015/2014	2015/2014
REVENUE:
Services	$150,128	76%	$203,578	74%	$(53,450)	(26)%
Product sales	47,137	24%	72,557	26%	(25,420)	(35)%
Total revenue	197,265	100%	276,135	100%	(78,870)	(29)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	94,117	63%	113,917	56%	(19,800)	(17)%
Cost of product sales, exclusive of depreciation expense shown below*	34,933	74%	53,010	73%	(18,077)	(34)%
Total cost of services and product sales	129,050	65%	166,927	60%	(37,877)	(23)%
General and administrative expense	12,155	6%	12,316	4%	(161)	(1)%
Depreciation and amortization	6,910	4%	6,845	2%	65	1%
Other (income) expense, net	2,332	1%	927	0%	1,405	NM
Operating income	46,818	24%	89,120	32%	(42,302)	(47)%
Interest expense	3,471	2%	2,561	1%	910	36%
Income before income tax expense	43,347	22%	86,559	31%	(43,212)	(50)%
Income tax expense	9,753	5%	19,909	7%	(10,156)	(51)%
Net income	33,594	17%	66,650	24%	(33,056)	(50)%
Net income (loss) attributable to non-controlling interest	190	0%	153	0%	37	24%
Net income attributable to Core Laboratories N.V.	$33,404	17%	$66,497	24%	$(33,093)	(50)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Nine Months Ended September 30,				$ Change	% Change
	2015		2014		2015/2014	2015/2014
REVENUE:
Services	$469,963	76%	$580,612	72%	$(110,649)	(19)%
Product sales	144,834	24%	225,988	28%	(81,154)	(36)%
Total revenue	614,797	100%	806,600	100%	(191,803)	(24)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	295,374	63%	336,194	58%	(40,820)	(12)%
Cost of product sales, exclusive of depreciation expense shown below*	112,569	78%	160,560	71%	(47,991)	(30)%
Total cost of services and product sales	407,943	66%	496,754	62%	(88,811)	(18)%
General and administrative expense	37,463	6%	33,983	4%	3,480	10%
Depreciation and amortization	20,406	3%	19,796	2%	610	3%
Other (income), net	4,467	1%	(14)	0%	4,481	NM
Severance and other charges	7,090	1%	—	0%	7,090	NM
Operating income	137,428	22%	256,081	32%	(118,653)	(46)%
Interest expense	8,990	1%	7,718	1%	1,272	16%
Income before income tax expense	128,438	21%	248,363	31%	(119,925)	(48)%
Income tax expense	29,100	5%	56,464	7%	(27,364)	(48)%
Net income	99,338	16%	191,899	24%	(92,561)	(48)%
Net income (loss) attributable to non-controlling interest	(91)	0%	604	0%	(695)	(115)%
Net income attributable to Core Laboratories N.V.	$99,429	16%	$191,295	24%	$(91,866)	(48)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Services Revenue

Services revenue decreased 26% to $150.1 million for the third quarter of 2015 when compared to $203.6 million for the third quarter of 2014. For the nine months ended September 30, 2015, services revenue decreased to $470.0 million as compared to $580.6 million for the same period of 2014. Since the end of the third quarter of 2014, prices for WTI and Brent crude oil declined 51% and 50%, respectively, and as a result, the global rig count fell by 39%, primarily driven by decreases in North America. However, over this same time period, our service revenue was down only 19%, as demand for our analytical, diagnostic, and completion services was less impacted by the significant decrease in drilling activities. Our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa and the eastern Mediterranean, kept services revenue from declining further.

Product Sales Revenue

Revenue associated with product sales decreased to $47.1 million for the third quarter of 2015, compared to $72.6 million for the third quarter of 2014. For the nine months ended September 30, 2015, product sales revenue decreased to $144.8 million compared to $226.0 million during the same period in 2014. Although rig count for the US and Canada declined 55% and 51%, respectively, during the nine months ended September 30, 2015, our revenue decreased only 36% as a result of our differentiated well completion products.

Cost of Services

Cost of services expressed as a percentage of services revenue increased to 63% for the three and nine months ended September 30, 2015, compared to 56% and 58% for the three and nine months ended September 30, 2014, respectively. These

                                                                    Return to Index

increases are primarily due to a reduced absorption rate of our fixed-cost structure across lower revenues in 2015 when compared to 2014. We took actions to reduce our cost structure in response to the sharp decline in global activity during the first quarter of 2015.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue increased to 74% and 78% for the three and nine months ended September 30, 2015, respectively, compared to 73% and 71%, respectively, for the same periods in 2014. These increases are primarily due to a reduced absorption rate of our fixed-cost structure across lower revenue in 2015 when compared to 2014. We took actions to reduce our cost structure in response to the sharp decline in North America activity during the first quarter of 2015.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three and nine months ended September 30, 2015 was $12.2 million and $37.5 million, respectively, compared to $12.3 million and $34.0 million, respectively, for the same periods in 2014. The increase for the nine-month comparison is primarily due to compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three and nine months ended September 30, 2015 was $6.9 million and $20.4 million, respectively, compared to $6.8 million and $19.8 million, respectively, for the same periods in 2014.

Severance and Other Charges

In response to lower commodity pricing and reduced spending by our clients related to oil and gas producing fields in 2015, we decided during the first quarter of 2015 to reduce our cost structure, primarily through a reduction in our workforce, to better align with anticipated activity levels for 2015. As a result of these cost reductions, we recorded a charge of $7.1 million in the first quarter of 2015. Depending on how the market situation evolves, further actions may be necessary, which could result in additional charges in future periods.
During the second and third quarters of 2015, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our reduction in force initiative which began in the first quarter of 2015, but no additional accruals or write-offs were recorded during the second or third quarters of 2015.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Sale of assets	$(100)	$(442)	$(362)	$(740)
Results of non-consolidated subsidiaries	(131)	(165)	(211)	(295)
Foreign exchange	2,612	1,858	4,454	2,158
Rents and royalties	(115)	(209)	(370)	(656)
Other, net	66	(115)	956	(481)
Total other (income) expense, net	$2,332	$927	$4,467	$(14)

                                                                    Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Angolan Kwanza	$311	$—	$819	$(3)
Australian Dollar	3	104	186	166
British Pound	173	770	285	496
Canadian Dollar	549	903	1,772	1,071
Euro	615	(449)	(145)	(446)
Indonesian Rupiah	219	82	381	48
Malaysian Ringgit	361	77	533	90
Nigerian Naira	238	48	557	118
Russian Ruble	(32)	162	(37)	202
Other currencies, net	175	161	103	416
Total (gain) loss, net	$2,612	$1,858	$4,454	$2,158

Interest Expense

Interest expense for the three months ended September 30, 2015 and 2014 was $3.5 million and $2.6 million, respectively. Interest expense for the nine months ended September 30, 2015 and 2014 was $9.0 million and $7.7 million, respectively. Interest expense is higher in 2015 due to the increased borrowings on our revolver.

Income Tax Expense

The effective tax rates for the three months ended September 30, 2015 and 2014 were 22.5% and 23.0%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were both 22.7%. The change in tax expense for the three-month comparison is primarily the result of changes in activity levels among jurisdictions with different tax rates.

Segment Analysis

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management. The following tables summarize our results by segment for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		$ Change	% Change	Three Months Ended June 30,	$ Change	% Change
	2015	2014	2015/2014	2015/2014	2015	Q3/Q2	Q3/Q2
Revenue:
Reservoir Description	$117,943	$131,380	$(13,437)	(10)%	$118,911	$(968)	(1)%
Production Enhancement	64,918	122,161	(57,243)	(47)%	70,589	(5,671)	(8)%
Reservoir Management	14,404	22,594	(8,190)	(36)%	14,389	15	0%
Consolidated	$197,265	$276,135	$(78,870)	(29)%	$203,889	$(6,624)	(3)%
Operating income (loss):
Reservoir Description	$30,338	$35,377	$(5,039)	(14)%	$30,944	$(606)	(2)%
Production Enhancement	11,367	45,735	(34,368)	(75)%	14,376	(3,009)	(21)%
Reservoir Management	4,796	7,553	(2,757)	(37)%	3,452	1,344	39%
Corporate and Other[1]	317	455	(138)	NM	(879)	1,196	NM
Consolidated	$46,818	$89,120	$(42,302)	(47)%	$47,893	$(1,075)	(2)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014	2015/2014	2015/2014
Revenue:	(Unaudited)
Reservoir Description	$358,613	$387,225	$(28,612)	(7)%
Production Enhancement	210,652	343,434	(132,782)	(39)%
Reservoir Management	45,532	75,941	(30,409)	(40)%
Consolidated	$614,797	$806,600	$(191,803)	(24)%
Operating income (loss):
Reservoir Description	$89,812	$106,571	$(16,759)	(16)%
Production Enhancement	35,666	120,597	(84,931)	(70)%
Reservoir Management	12,114	27,821	(15,707)	(56)%
Corporate and Other[1]	(164)	1,092	(1,256)	NM
Consolidated	$137,428	$256,081	$(118,653)	(46)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment was $117.9 million in the third quarter of 2015, a decline of 1% from $118.9 million in the second quarter of 2015 and a decline of 10% from $131.4 million in the third quarter of 2014. For the nine months ended September 30, 2015, revenue decreased $28.6 million to $358.6 million, compared to the same period in 2014. The decrease in revenue for all period comparisons is primarily related to the strengthening of the U.S. dollar against certain currencies such as the Euro, Australian dollar, Canadian dollar, British pound, and Russian ruble, in which we invoice a portion of our revenue. This segment’s operations continue to work on large-scale, long-term crude-oil and LNG projects with an emphasis on deepwater developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

Operating income was $30.3 million in the third quarter of 2015, a decrease of 2% compared to $30.9 million in the second quarter of 2015 and a decrease of 14% compared to $35.4 million in the third quarter of 2014. Operating income for the nine months ended September 30, 2015 decreased to $89.8 million compared to $106.6 million for the same period in 2014 primarily due to our fixed-cost structure, which included additional charges for severance and other items, being absorbed on lower revenue in 2015 when compared to 2014. Operating margins were 26% in the third quarter of 2015. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment was $64.9 million in the third quarter of 2015, a decrease of 8% from $70.6 million in the second quarter of 2015 and a decrease of $57.2 million from $122.2 million in the third quarter of 2014. Revenue decreased to $210.7 million for the nine months ended September 30, 2015 compared to $343.4 million for the same period in 2014. Revenue decreased primarily in the U.S. where the horizontal rig count fell 55% during the first nine months of 2015. This significantly lower industry activity reduced demand for our products associated with land-based completion of oil wells in U.S. unconventional developments.

Operating income in the third quarter of 2015 was $11.4 million, a decrease of 21% compared to $14.4 million in the second quarter of 2015 and a decrease from $45.7 million in the third quarter of 2014. The decreases in operating income are primarily due to decreased revenue caused by reduced spending in North America by our clients in 2015. For the nine months ended September 30, 2015, operating income decreased to $35.7 million from $120.6 million for the same period in 2014. Operating margins were 18% in the third quarter of 2015, down from 37% in the same period of 2014 as we are absorbing our fixed costs on lower revenue in 2015.

                                                                    Return to Index

Reservoir Management

Revenue from the Reservoir Management segment was $14.4 million in the third quarter of 2015, essentially unchanged as compared to the second quarter of 2015, and a decrease from $22.6 million in the third quarter of 2014. Revenue for the nine months ended September 30, 2015 decreased to $45.5 million compared to $75.9 million for the same period in 2014. The decrease in 2015 when compared to 2014 is primarily due to the decrease of oil commodity prices and, as a result, reduced spending from our oil and gas clients. especially in Canadian oil sands. We continue to have interest in our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new joint-industry projects in the Williston Basin targeting the tight oil of the entire Three Forks sections and a study in the Appalachian Basin of the emerging Devonian shales in the liquids window.

Operating income in the third quarter of 2015 increased to $4.8 million from $3.5 million during the second quarter of 2015 but decreased from $7.6 million for the third quarter of 2014. For the nine months ended September 30, 2015, operating income was $12.1 million compared to $27.8 million for the same period in 2014. The decrease in year-over-year operating income in the third quarter of 2015 was due primarily to decreased revenue. We are still focused on our joint industry projects, including the Utica, Duvernay, Montney, Wilrich, Mississippi Lime and Central Atlantic studies and the Marcellus, Niobrara, Wolfcamp, Eaglebine and Eagle Ford plays. Operating margins were 33% in the third quarter of 2015, up from 24% in the second quarter of 2015, but relatively unchanged when compared to the same period in 2014. Operating margins for Reservoir Management can fluctuate due to the sale of fully completed studies, which generate significant incremental margins. During the third quarter of 2015, clients examining new acreage holdings purchased several of these completed consortium projects.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, or the issuance of debt and equity financing.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,		% Change
	2015	2014	2015/2014
Free cash flow calculation:
Net cash provided by operating activities	$169,770	$205,659	(17)%
Less: cash paid for capital expenditures	18,276	27,624	(34)%
Free cash flow	$151,494	$178,035	(15)%

The decrease in free cash flow for the first nine months of 2015 compared to the same period in 2014 was primarily due to lower net income offset by changes to working capital.

                                                                    Return to Index

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,		% Change
	2015	2014	2015/2014
Cash provided by/(used in):
Operating activities	$169,770	$205,659	(17)%
Investing activities	(34,619)	(31,961)	8%
Financing activities	(140,040)	(173,479)	(19)%
Net change in cash and cash equivalents	$(4,889)	$219	(2,332)%

Cash flows from operating activities for the first nine months of 2015 compared to the same period in 2014 decreased primarily due to lower net income offset by changes to working capital.

The increase in cash flows used in investing activities during the first nine months of 2015 compared to the same period in 2014 was primarily attributable to an acquisition in 2015, offset by lower capital expenditures in 2015.

Cash flows used in financing activities decreased for the first nine months of 2015 compared to the same period in 2014. During the first nine months of 2015, we increased our debt by $70 million, as compared to increasing it by $103 million during the first nine months of 2014. In the first nine months of 2015, we repurchased 1,311,616 shares of our common stock for an aggregate purchase price of $144.5 million compared to the repurchase of 1,272,472 shares for an aggregate purchase price of $210.4 million during the same period in 2014. We increased the amount of our quarterly dividend from $0.50 per share to $0.55 per share, resulting in dividend payments of $70.9 million during the first nine months of 2015, compared to $67.2 million during the first nine months of 2014.

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

On March 13, 2015, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $350 million to $400 million and to keep the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $24.9 million at September 30, 2015, resulting in an available borrowing capacity under the Credit Facility of $97.1 million. In addition to those items under the Credit Facility, we had $12.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2014 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2014 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2014 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three and nine months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)(4)
July 31, 2015	132,449	$109.09	132,449	1,485,895
August 31, 2015 (1)	65,551	107.68	65,551	2,547,769
September 30, 2015 (2)	70,594	101.29	70,594	2,492,279
Total	268,594	$106.70	268,594

(1) Contains 701 shares valued at approximately $77 thousand, or $109.63 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in August 2015;
(2) Contains 4,594 shares valued at approximately $0.5 million, or $109.99 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award in September 2015.
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
(4) During the three months ended September 30, 2015, 19,139 treasury shares were distributed upon vesting of stock-based awards.

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

CORE LABORATORIES N.V.

Date:	October 23, 2015	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index