Form 10-K
period 2015-12-31
CORE LABORATORIES N V
filed 2016-02-12
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2015, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $4,772,496,453.

As of February 11, 2016, the number of common shares outstanding was 42,376,390.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2016, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
This document (excluding exhibits) contains 72 pages.
The table of contents is set forth on the following page. The exhibit index begins on page 34.

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

More information relating to any significant acquisitions is included in Note 3 of the Notes to the Consolidated Financial Statements in Part IV of this Form 10-K ("Notes to Consolidated Financial Statements").

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 77%, 72% and 71% of our revenue from operations for the years ended December 31, 2015, 2014 and 2013, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales accounted for approximately 23%, 28% and 29% of our revenue from operations for the years ended December 31, 2015, 2014 and 2013, respectively.

Our product sales backlog at December 31, 2015 was approximately $10.2 million compared to $12.2 million at December 31, 2014. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2015 will be completed in 2016.

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

Production Enhancement

We provide diagnostic services and products to help optimize completion and reservoir operations and field development strategies in order to increase recoverable reserves in the most efficient way. Two production enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding a reservoir with water, carbon dioxide, nitrogen or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and/or flooded to maximize oil and gas recovery. Although Core Laboratories is not a hydraulic fracturing company, we do provide services that are used by others to develop and optimize hydraulic fracturing and field flood projects and to evaluate the success of those projects. Our services and technologies play a key role in the success of both methods.

The hydraulic fracturing of a producing formation is achieved by pumping a fluid slurry containing a proppant material into the reservoir zone at extremely high pressures. This fractures the rock and the proppant material "props" or holds the fractures open after the pressure pumping is complete so that reservoir fluids can flow to the production wellbore. Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the fluid slurry is compatible with the reservoir rock so that damage does not occur that would restrict production. We also provide testing of various propping agents and software to help pick the best proppant based on net present value calculations of client investments. Our proprietary and patented ZERO WASH® tracer technology is used to determine that the proppant material was properly placed in the fracture to ensure effective flow and increased recovery.

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

Core's patented and proprietary SPECTRACHEM® fracture diagnostic service continued to evolve with the introduction of the SPECTRACHEM®Plus service in early 2009. The SPECTRACHEM®Plus service is effective in determining the effectiveness and efficiency of the hydraulic fracture stimulation of long multi-stage horizontal wells in oil- and gas-shale plays throughout North America and with growing demand internationally as unconventional resource plays are developed globally. SPECTRACHEM®Plus data sets are used to determine how each frac stage is flowing. Frac stages with ineffective flows may warrant further stimulation, remedial actions and guide improvements on future frac designs.

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

FLOWPROFILERTM technology employs a unique hydrocarbon-soluble tracer and water-soluble tracer introduced into specific and isolated stages via the stimulating proppant stream. The hydrocarbon-soluble tracers are absorbed by the crude oil or gas associated with each stage while the water-soluble tracer remains in the stimulation fluid. When the well is flowed, crude oil or gas and water samples are collected and analyzed in the laboratory to identify and quantify oil or gas flows from each stage and the cleanup of the stimulation fluid. Stages not at optimum flow rates can be identified, precipitating remedial efforts to increase flow and recovery rates, and to provide valuable insight for future wells. This service, which we first used more than five years ago, is being used to monitor offset well interference by sampling offset well oil or gas and water production. The amount of tracer detected in offset wells is being used to help our clients optimize both lateral and vertical well spacing and the amount of fracturing fluids for each stage.

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

Reservoir Management

Reservoir description and production enhancement information, when applied across an entire oilfield or formation, is used to maximize daily production and the ultimate total recovery from the reservoir. We are involved in numerous large-scale reservoir management projects, applying proprietary and state-of-the-art techniques from the earliest phases of a field development program until the last economic barrel of oil is recovered. These projects are of increasing importance to oil companies as the incremental barrel is often the lowest cost and most profitable barrel in the reservoir. Producing incremental barrels increases our clients' cash flows which we believe will result in additional capital expenditures by our clients, and ultimately further opportunities for us. We also develop and provide industry consortium studies to provide critical reservoir information to a broad spectrum of clients in a cost effective manner, such as our multi-client, basin-wide reservoir optimization projects conducted in North America and international settings. Many of these studies examine unconventional reservoirs. An example is our ongoing global shale study that examines the shale potential in Central and Southern Europe, North Africa, India, China and Australia among other regions. Other joint industry projects evaluate the petrophysical, geochemical and production characteristics of North American unconventional plays such as the Eagle Ford shale in South Texas. Conventional studies currently being conducted are a deep water Gulf of Mexico study, a worldwide characterization of tight-gas sands, with special emphasis in the Middle East region, and deepwater studies off the coasts of West Africa and Brazil.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 58%, 52% and 55% of our revenue from operations during the years ended December 31, 2015, 2014 and 2013, respectively. Prior to 2014, we attributed revenue to the country in which the revenue was recorded. During 2014, we began attributing sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of revenue recorded in the U.S., where the services were performed, that are sourced from projects on non-U.S. oilfields.

The following graphs and table summarize our reported revenue by geographic region (with 2013 revenue reclassified as described above) for the years ended December 31, 2015, 2014 and 2013:

	United States	Europe/Africa/Middle East	Asia Pacific	Canada	Former Soviet Union	Latin/ South America	Consolidated
2015	$338,907	$249,679	$86,001	$43,808	$41,450	$37,675	$797,520
2014	$515,643	$273,452	$94,328	$105,244	$49,778	$46,777	$1,085,222
2013	$487,252	$263,720	$113,043	$107,842	$49,441	$52,210	$1,073,508

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

Environmental and Occupational Safety and Health Regulations

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to protection of the environment and the manner in which chemicals and gases used in our analytical and manufacturing processes are handled and generated wastes are disposed. Consistent with our quality assurance and control principles, we have established proactive environmental policies for the management of these chemicals and gases as well as the handling, recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations, whether at the federal, provincial, regional, state or local levels, may require the acquisition of permits to conduct regulated activities, capital expenditures to limit or prevent emissions and discharges, and stringent practices to handle, recycle and dispose of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial or corrective obligations, and the issuance of injunctive relief.

Moreover, new, modified or stricter environmental laws, regulations or enforcement policies could be adopted or implemented that significantly increase our or our client's compliance costs, pollution mitigation costs, or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material. For example, from time to time, legal requirements have been agreed to or proposed and adopted, in the United States that could adversely affect our business, financial condition, results of operations, or cash flows related to the following:
*Reduction of Methane and Ozone Emissions. In August 2015, the U.S. Environmental Protection Agency (“EPA”) published a proposed rule under the federal Clean Air Act (“CAA”) that will establish emission standards for methane and volatile organic compounds released from new and modified oil and natural gas production and natural gas processing and transmissions facilities. This rulemaking, which is a part of the Obama Administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45 percent from 2012 levels by 2025, is expected to be finalized by the EPA in 2016. More recently, in October 2015, the EPA issued a final rule under the CAA lowering the National Ambient Air Quality Standards for ground-level ozone to 70 parts per billion under both the primary and secondary standards to provide requisite protection of public health and welfare, respectively.
*Climate Change. A number of state and regional efforts exist that are aimed at tracking or reducing greenhouse gas (GHG) emissions by means of cap and trade programs that typically require major sources of GHG emissions to acquire and surrender emission allowances in return for emitting those GHGs. In addition, the EPA has determined that GHG emissions present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the CAA, and require monitoring and annual reporting of GHG emissions from certain onshore and offshore production facilities and onshore processing, transmission and storage facilities in the petroleum and natural gas system sources. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets but it is not possible at this time to predict how or when the United State might impose legal requirements as a result of this international agreement.
*Hydraulic Fracturing. Several federal agencies have asserted regulatory authority over aspects of hydraulic fracturing, including the EPA, which proposed rulemakings in April and August 2015 that would establish respective effluent limit guidelines for wastewater from shale natural-gas extraction operations being discharged to a treatment plant and first-time standards to address emissions of methane from hydraulically fractured oil and natural-gas well completions, and the federal Bureau of Land Management (“BLM”), which published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order is being appealed by certain environmental groups. Moreover, the EPA is one of several federal governmental agencies that has conducted or is conducting studies on the environmental aspects of hydraulic fracturing, with the EPA releasing its draft report on the potential impacts of hydraulic fracturing on drinking water resources in June 2015, which report concluded, among other things, that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. However, in January 2016, the EPA’s Science Advisory Board provided its comments on the draft study, indicating its concern that the EPA’s conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report. In addition, Congress, some states and certain local governments have from time to time considered or adopted or implemented legal requirements that have imposed, and in the future could continue to impose, new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities.
*Offshore Compliance. In response to the Deepwater Horizon incident in the Gulf of Mexico in 2010, federal governmental agencies under the U.S. Department of the Interior, have imposed new and more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. These governmental agencies have pursued, implemented or enforced new rules, Notices to Lessees and Operators (“NTLs”) and temporary drilling moratoria that imposed safety and operational performance measures on exploration, development and production operators in the Gulf of Mexico or otherwise resulted in a temporary cessation of drilling activities. For example, in September 2015, the BOEM issued draft guidance relating to supplemental bonding procedures that will be released as an NTL and, among other things, eliminate the “waiver” exemption currently allowed by the BOEM with respect to supplemental bonding in favor of a broader self-insurance approach that would allow more operators in federal waters to seek self-insurance for a portion of their supplemental bond obligations, but only for an amount not to exceed 10% of such operators’ tangible net worth.

Our compliance with such new or amended legal requirements that are applicable to us could result in our incurring significant additional expense and operating restrictions with respect to our operations, which may not be fully recoverable from our clients and, thus, could reduce net income. Our clients, to whom we provide our services, may similarly incur increased costs or restrictions that may limit or decrease those clients’ operations and have an indirect material adverse effect on our business.

Our analytical and manufacturing processes involve the handling and use of numerous chemicals and gases as well as the generation of wastes. Spills or releases of these chemicals, gases, and wastes at our facilities, whether by us or prior owners or operators, or at offsite locations where we transport them for recycling or disposal could subject us to environmental liability, either from the applicable government agency or private landowners or other third parties. Such liabilities could be strict, joint and several, as is applicable in the United States under such laws as the federal Comprehensive Environmental Response, Compensation and Liability Act and the federal Resource Conservation and Recovery Act. This could also include costs of cleaning up chemicals and wastes released into the environment and for damages to persons, properties or natural resources. As a result of such actions, we could be required to remove previously disposed wastes (including wastes disposed of or released by prior owners or operators), remediate environmental contamination (including contaminated groundwater), and undertake measures to prevent future contamination. We may not be able to recover some or any of these remedial or corrective costs from insurance. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on us, we cannot give any assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate.

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

Employees

As of December 31, 2015, we had approximately 4,400 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield services and products is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our services and products, which are summarized as:

▪	general and economic business conditions;

▪	market prices of oil and gas and expectations about future prices;

▪	cost of producing and the ability to deliver oil and natural gas;

▪	the level of drilling and production activity;

▪	mergers, consolidations and downsizing among our clients;

▪	coordination by OPEC;

▪	the impact of commodity prices on the expenditure levels of our clients;

▪	financial condition of our client base and their ability to fund capital expenditures;

▪	the physical effects of climatic change, including adverse weather, such as increased frequency or severity of storms, droughts and floods, or geologic/geophysical conditions;

▪	the adoption of legal requirements or taxation, including, for example, a carbon tax, relating to climate change that lower the demand for petroleum-based fuels;

▪	civil unrest or political uncertainty in oil producing or consuming countries;

▪	level of consumption of oil, gas and petrochemicals by consumers;

▪
changes in existing laws, regulations, or other governmental actions, including temporary or permanent moratoria on hydraulic fracturing or offshore drilling, the issuance of NTLs that eliminate or significantly reduce the ability of offshore operators to self-insure their supplemental bonding obligations, or governmental rulemakings or agreements to restrict GHG emissions, which developments could have an adverse impact on the oil and gas industry and/or demand for our services;

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

The downturn in the oil and gas industry has negatively affected and will likely continue to affect our ability to accurately predict customer demand, causing us to hold excess or obsolete inventory and experience a reduction in gross margins and financial results.

We cannot accurately predict which or what level of our services and products our customers will need in the future. Orders are placed with our suppliers based on forecasts of customer demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts of customer demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers require a longer lead time to provide products than our customers demand for delivery of our finished products. If we overestimate customer demand, we may allocate resources to the purchase of material or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we would hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. Conversely, if we underestimate customer demand or if insufficient manufacturing capacity is available, we would miss revenue opportunities and potentially lose market share and damage our customer relationships. In addition, any future significant cancellations or deferrals of service contracts or product orders could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

We depend on the results of our international operations, which expose us to risks inherent in doing business abroad.

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 58%, 52% and 55% of our revenue during the years ended December 31, 2015, 2014 and 2013, respectively. Prior to 2014, we attributed revenue to the country in which the revenue was earned. During 2014, we began attributing sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of revenue recorded in the U.S., where the services were performed, that are sourced from projects on foreign oilfields.

Our operations, and those of our clients, are subject to the various laws, regulations and other legal requirements of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

▪	global economic conditions;

▪	political actions and requirements of national governments including trade restrictions, embargoes, seizure, detention, nationalization and expropriations of assets;

▪	interpretation of tax statutes and requirements of taxing authorities worldwide, routine examination by taxing authorities and assessment of additional taxes, penalties and/or interest;

▪
international agreements that restrict GHG emissions, such as the agreement reached by almost 200 countries in Paris, France in December 2015 that calls for such countries to set GHG emissions targets in their own countries and to be transparent in how such countries achieve those GHG emissions targets;

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

Historically, economic downturns and political events have resulted in lower demand for our services and products in certain markets. The continuing instability in the Middle East and North Africa and the potential for activity from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. The global economy is highly influenced by public confidence in the geopolitical environment and the situation in the Middle East and North Africa continues to be highly fluid; therefore, we expect to experience heightened international risks.

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

We are subject to the risk of supplier concentration.

Certain of our product lines depend on a limited number of third party suppliers and vendors available in the marketplace. As a result of this concentration in some of our supply chains, our business and operations could be negatively affected if our key suppliers were to experience significant disruptions affecting the price, quality, availability or timely delivery of their products. For example, we have a limited number of vendors for our manufactured product lines. The partial or complete loss of any one of our key suppliers, or a significant adverse change in the relationship with any of these suppliers, through consolidation or otherwise, would limit our ability to manufacture and sell certain of our products.

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

We are subject to a variety of stringent governmental laws and regulations both in the United States and abroad relating to protection of the environment, occupational health and safety and the use and storage of chemicals and gases used in our analytical and manufacturing processes and the discharge and disposal of wastes generated by those processes. Certain of these laws and regulations may impose joint and several, strict liability for environmental liabilities, such as the remediation of historical contamination or recent spills, and failure to comply with such laws and regulations could result in the assessment of damages, fines and penalties, the imposition of remedial or corrective action obligations or the suspension or cessation of some or all of our operations. These stringent laws and regulations could require us to acquire permits or other authorizations to conduct regulated activities, install and maintain costly equipment and pollution control technologies, impose specific safety and health standards addressing work protection, or to incur costs or liabilities to mitigate or remediate pollution conditions caused by our operations or attributable to former owners or operators. If we fail to control the use, or adequately restrict the emission or discharge, of hazardous substances or wastes, we could be subject to future material liabilities including remedial obligations. In addition, public interest in the protection of the environment has increased dramatically in recent years with governmental authorities imposing more stringent and restrictive legal requirements. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

Due to concern over the risk of climate change, there has been a broad range of proposed or promulgated state, national and international laws focusing on GHG reduction. Regulatory frameworks adopted, or being considered for adoption, to reduce GHG emissions include cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. For example, the European Emissions Trading Scheme is a program through which many of the European Union member states are implementing cap and trade controls covering numerous power stations and industrial facilities. Also, almost 200 nations, including the United States, agreed to an international climate change agreement in Paris, France, in December 2015 that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets; however, it is not possible at this time to predict how or when such legal requirements might be imposed by these participating countries. These proposed or promulgated laws and legal initiatives apply or could apply in countries where we have interests or may have interests in the future. These requirements could make our services and products more expensive, lengthen project implementation times, and reduce demand for the production of oil and natural gas, which could decrease demand for our services and products. In the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing emissions of GHGs and Congress has from time to time considered legislation to reduce emissions of GHGs but no such legislation has yet been adopted. However, the EPA has determined that emissions of GHGs present a danger to public health and the environment and, based on these findings, has adopted regulations under existing provisions of the CAA that establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions and that require the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources in the United States, which include the operations of many of our exploration and production clients. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions in the United State would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our clients’ operations could require our clients to incur increased costs and also could adversely affect demand for the oil and natural gas that they produce, which could decrease demand for our services and products.
Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. Some countries outside the United States, such as Bulgaria and France, currently have imposed moratoria on hydraulic fracturing while other countries, such as the United Kingdom, allow fracturing activities but those activities are not as widely pursued as they are in the United States. In the United States, the fracturing process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA proposed rulemakings in April and August 2015 that would establish respective effluent limit guidelines for wastewater from shale natural-gas extraction operations being discharged to a treatment plant and first-time standards to address emissions of methane from hydraulically fractured oil and natural-gas well completions. In addition, the BLM published a final rule in March 2015 that establishes new or more stringent standards for performing hydraulic fracturing on federal and Indian lands but, in September 2015, the U.S. District Court of Wyoming issued a preliminary injunction barring implementation of this rule, which order is being appealed by certain environmental groups. In addition, the United States Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a growing number of states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit fracturing altogether, following the lead of the State of New York in 2015. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions related to the hydraulic fracturing process are adopted in areas where our exploration and production clients’ operate, those clients could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our products and services. Several federal governmental agencies in the United States are conducting studies on the environmental aspects of hydraulic fracturing activities. In particular, the EPA is pursuing a study on the potential environmental effects of hydraulic fracturing on drinking water sources, releasing its draft report on the potential impacts of hydraulic fracturing on drinking water resources in June 2015, which report concluded, among other things, that hydraulic fracturing activities have not led to widespread, systemic impacts on drinking water sources in the United States although there are above and below ground mechanisms by which hydraulic fracturing activities have the potential to impact drinking water sources. However, in January 2016, the EPA's

Science Advisory Board provided its comments on the draft study, indicating its concern that EPAs conclusion of no widespread, systemic impacts on drinking water sources arising from fracturing activities did not reflect the uncertainties and data limitations associated with such impacts, as described in the body of the draft report. These studies, or any future reviews, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing in the United States, which events could delay or curtail production of natural gas by exploration and production operators, some of which are our clients, and thus reduce demand for our products and services.
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

We require a significant amount of cash to service our indebtedness, make capital expenditures, fund our working capital requirements and pay our dividend, and our ability to generate cash may depend on factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, to fund planned capital expenditures, and pay our dividend depends, in part, on our ability to generate cash in the future. This ability is, to a certain extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Regulations related to conflict-free minerals could limit the supply and/or increase the cost of certain metals used in our manufacturing processes.

In August 2012, the SEC issued their final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding mandatory disclosure and reporting requirements by public companies of their use of “conflict minerals” (tantalum, tin, tungsten and gold) and whether these minerals originate in the Democratic Republic of Congo or adjoining countries ("conflict area"). As our suppliers determine the original source of the conflict minerals they sell or use in their manufacturing processes, we may find that sourcing of these conflict minerals from areas outside the conflict area (conflict-free) at competitive prices and availability in sufficient quantities could be affected. If the number of suppliers who provide conflict-free minerals is limited, this could have a material adverse effect on the Company's ability to purchase these conflict-free products or to purchase these conflict-free products at a favorable price or on favorable terms in the future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") and the Euronext Amsterdam Stock Exchange ("Euronext Amsterdam") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE and Euronext Amsterdam are set in the following table for the periods indicated:

	NYSE		Euronext Amsterdam
	(U.S. Dollars)		(Euros)
2015	High	Low	High	Low
Fourth Quarter	$125.42	$$94.36	€116.00	€88.50
Third Quarter	$118.78	$$91.63	€107.00	€87.50
Second Quarter	$134.87	$$104.24	€121.00	€96.00
First Quarter	$120.34	$$87.27	€104.90	€77.21
2014
Fourth Quarter	$147.11	$$109.88	€122.00	€89.66
Third Quarter	$168.40	$$143.14	€125.00	€109.80
Second Quarter	$221.00	$$150.50	€157.00	€112.50
First Quarter	$206.42	$$172.41	€145.05	€130.00

On February 11, 2016, the closing price, as quoted by the NYSE, was $95.53 per share and there were 42,376,390 common shares issued and outstanding held by approximately 211 record holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In July 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.55 and $0.50 per share were paid each quarter of 2015 and 2014, respectively. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions. On January 11, 2016, the Company declared a cash dividend of $0.55 per share to be paid on February 19, 2016.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Standard & Poor's Oil & Gas Equipment and Services Index (which has been selected as our peer group) for the period beginning December 31, 2010 and ending December 31, 2015. The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2010 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information is "furnished" and shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2015

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2015:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (4)(5)
October 31, 2015 (1)	62,029	$115.39	62,029	2,445,685
November 30, 2015 (2)	25,325	$120.80	25,325	2,420,847
December 31, 2015 (3)	45,564	$110.71	45,564	2,460,903
Total	132,918	$114.82	132,918

(1)
includes 4,021 shares valued at $0.4 million, or $99.02 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(2)
includes 149 shares valued at $17.3 thousand, or $116.31 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(3)
includes 28,564 shares valued at $3.1 million, or $109.81 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(4)	The maximum number of shares allowed to be purchased under the program was 2,492,279 at September 30, 2015.

(5)	During the quarter 101,542 treasury shares were distributed relating to stock-based awards, including 15,435 in October, 487 in November, and 85,620 in December.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 21, 2015, our shareholders authorized an extension until November 21, 2016 to purchase up to 10% of our issued share capital which may be used for any legal purpose. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2015, we have repurchased 39,311,745 shares for an aggregate purchase price of approximately $1.6 billion, or an average price of $41.08 per share. At December 31, 2015, we held 1,974,097 shares in treasury and have the authority to repurchase 2,460,903 additional shares under our stock repurchase program as described in the preceding paragraph.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements each of which is included in this Form 10-K.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share and other data)
Financial Statement Data:
Revenue	$797,520	$1,085,222	$1,073,508	$981,080	$907,648
Net income attributable to Core Laboratories N.V.	114,847	257,485	242,811	216,071	184,684
Working capital	117,789	169,954	168,093	156,397	143,353
Total assets	625,258	673,325	659,364	634,391	608,276
Long-term debt and capital lease obligations, including current maturities	430,987	353,672	265,382	231,948	222,822
Total equity (deficit)	(23,699)	93,993	169,389	187,913	181,655

Earnings Per Share Information:
Net income attributable to Core Laboratories N.V.:
Basic	$2.69	$5.80	$5.31	$4.58	$3.99
Diluted	$2.68	$5.77	$5.28	$4.54	$3.82
Weighted average common shares outstanding:
Basic	42,747	44,362	45,692	47,211	46,286
Diluted	42,908	44,600	45,994	47,553	48,393
Cash dividends declared per common share	$2.20	$2.00	$1.28	$1.12	$1.00

Other Data:
Current ratio (1)	1.98:1	2.29:1	2.24:1	2.11:1	2.00:1
Debt to EBITDA ratio (2)	1.94:1	0.89:1	0.67:1	0.67:1	0.72:1
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: gross debt less cash divided by the sum of net income plus interest, taxes, depreciation, amortization, severance, and certain non-cash adjustments.

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

The following table summarizes the annual average and year-end worldwide and U.S. rig counts for the years ended December 31, 2015, 2014 and 2013, as well as the annual average and year-end spot price of a barrel of WTI crude, Europe Brent crude and an MMBtu of natural gas:

	2015	2014	2013
Baker Hughes Worldwide Average Rig Count (1)	2,337	3,578	3,412
Baker Hughes U.S. Average Rig Count (1)	977	1,862	1,761

Baker Hughes Worldwide Year-End Rig Count (2)	1,969	3,570	3,478
Baker Hughes U.S. Year-End Rig Count (2)	714	1,882	1,771

Average Crude Oil Price per Barrel WTI (3)	$48.68	$93.17	$97.98
Average Crude Oil Price per Barrel Brent (4)	$52.30	$98.97	$108.56
Average Natural Gas Price per MMBtu (5)	$2.62	$4.37	$3.73

Year-end Crude Oil Price per Barrel WTI (3)	$37.13	$53.45	$98.17
Year-end Crude Oil Price per Barrel Brent (4)	$36.61	$55.27	$109.95
Year-end Natural Gas Price per MMBtu (5)	$2.28	$3.14	$4.31
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

During the fourth quarter of 2014, the prices for both WTI and Brent crude oil began to weaken, particularly after the OPEC meeting held on November 27, 2014. Average prices for the majority of the 2014 calendar year were in excess of $99 per barrel for WTI and in excess of $105 per barrel for Brent; however, were down to approximately $55 per barrel by the end of 2014 and less than $40 per barrel by the end of 2015. The average price of crude oil in 2015 was down almost 50% from the previous year, which resulted in a significant decrease in the activities associated with both the exploration and production of oil during 2015. Subsequent to year end, the prices for both WTI and Brent crude oil have continued to trend downward, falling approximately 9% and 10%, respectively by the end of January 2016.

In North America, the land-based rig count decreased 62% during 2015 which greatly impacted both product sales and services to this market. If the WTI crude oil price remains near its current level, we believe the significantly lower levels of industry activity experienced in 2015 will continue into 2016, which could continue to negatively impact our North America operations. However, we continued to see resilient levels of activities on development projects and producing fields in the Gulf of Mexico during 2015. Subsequent to year end, the North America rig count has fallen an additional 5% by the end of January 2016.

Outside of North America, activities associated with the exploration for and production of oil have also decreased from 2014 levels, although not as significantly as the land-based activities in North America. The rig count outside of North America at the end of 2015 was down approximately 17% from the end of 2014 and average rig count decreased by approximately 13%. These reduced international activities have impacted most regions, except the Middle East, where we continued to see sustained activity levels during 2015. Subsequent to year end, the rig count outside of North America has declined almost 5% by the end of January 2016. As with North American land-based activity, we believe international activities will also remain at reduced levels without a meaningful improvement in the current global crude oil prices.

Results of Operations

Operating Results for the Year Ended December 31, 2015 Compared to the Years Ended December 31, 2014 and 2013

We evaluate our operating results by analyzing revenue, operating income and net income margin (defined as net income divided by total revenue). Since we have a relatively fixed cost structure, increases in revenue generally translate into higher operating income results as well as net income margin percentages. Results for the years ended December 31, 2015, 2014 and 2013 are summarized in the following chart:

INCOME AND MARGIN ANALYSIS

$797.5
$1,085.2
$1,073.5
$ 161.1
$ 346.5
$ 333.4
14.4%
23.7%
22.6%
2015
2014
2013
Revenue (in millions)
Operating income (in millions)
Net Income Margin

Results of operations as a percentage of applicable revenue are as follows (dollars in thousands):

	2015		2014		2013		2015 / 2014	2014 / 2013
Revenue:							% Change
Services	$611,954	76.7%	$780,872	72.0%	$765,428	71.3%	(21.6)%	2.0%
Product Sales	185,566	23.3%	304,350	28.0%	308,080	28.7%	(39.0)%	(1.2)%
TOTAL REVENUE	797,520	100.0%	1,085,222	100.0%	1,073,508	100.0%	(26.5)%	1.1%
OPERATING EXPENSES:
Cost of services* (1)	387,739	63.4%	449,488	57.6%	444,963	58.1%	(13.7)%	1.0%
Cost of product sales* (1)	144,913	78.1%	215,783	70.9%	218,005	70.8%	(32.8)%	(1.0)%
Total cost of services and product sales	532,652	66.8%	665,271	61.3%	662,968	61.8%	(19.9)%	0.3%
General and administrative expenses (1)	49,729	6.2%	45,655	4.2%	51,988	4.8%	8.9%	(12.2)%
Depreciation and amortization	27,457	3.4%	26,696	2.5%	25,471	2.4%	2.9%	4.8%
Other (income) expense, net	3,669	0.5%	1,069	0.1%	(338)	—%	NM	NM
Severance and other charges	22,943	2.9%	—	—%	—	—%	NM	NM
OPERATING INCOME	161,070	20.2%	346,531	31.9%	333,419	31.1%	(53.5)%	3.9%
Interest expense	12,380	1.6%	10,600	1.0%	9,317	0.9%	16.8%	13.8%
Income before income tax expense	148,690	18.6%	335,931	31.0%	324,102	30.2%	(55.7)%	3.6%
Income tax expense	33,758	4.2%	77,305	7.1%	80,908	7.5%	(56.3)%	(4.5)%
Net income	114,932	14.4%	258,626	23.8%	243,194	22.7%	(55.6)%	6.3%
Net income attributable to non-controlling interest	85	—%	1,141	0.1%	383	—%	NM	NM
Net income attributable to Core Laboratories N.V.	$114,847	14.4%	$257,485	23.7%	$242,811	22.6%	(55.4)%	6.0%

Diluted earnings per share attributable to Core Laboratories N.V.	$2.68		$5.77		$5.28		(53.6)%	9.3%

Diluted weighted average common shares outstanding	42,908		44,600		45,994

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.
(1) Excludes depreciation.

Services Revenue

Services revenue decreased to $612.0 million for 2015 from $780.9 million for 2014 and $765.4 million for 2013. Average prices for WTI and Brent crude oil in 2015 declined almost 50% from 2014, after 2014 also having declined more than 50% from 2013, and as a result, the average global rig count fell by 35% in 2015, primarily driven by decreases in the North American rig count. However, over this same time period, our service revenue was down only 22%, as demand for our analytical, diagnostic, and completion services was less impacted by the significant decrease in drilling activities. Our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa and the eastern Mediterranean, prevented services revenue from declining further. The increase in services revenue from 2013 to 2014 was primarily due to growth in our fracture diagnostic services led by our FLOWPROFILERTM technology along with our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa, the eastern Mediterranean region and increased activity in the Gulf of Mexico.

Product Sales Revenue

Product sales revenue, which is tied more to demand in North America, decreased to $185.6 million for 2015, from $304.4 million for 2014 and $308.1 million in 2013. Although average rig count for the U.S. and Canada declined 48% during 2015 compared to 2014, our product sales revenue decreased only 39% as our differentiated well completion product sales held up better than the industry activity levels in North America. During 2014, sales increased over 2013 due to continued improvement in sales of newly introduced products using more advanced technology which partially replaced perforating products developed using basic technology. This improved sales revenue mix was a result of increasing market penetration of new technologies such as our new completion systems for optimizing completion and stimulations of horizontal wells, including our HTD-BLASTTM and KODIAKTM Enhanced Perforating Systems and our permanent reservoir monitoring systems, primarily in the

Canadian oil sands market. These new higher margin products replaced higher volume, low margin perforating products in our revenue mix.

Cost of Services, excluding depreciation

Cost of services decreased to $387.7 million for 2015 from $449.5 million for 2014 and $445.0 million for 2013. As a percentage of services revenue, cost of services increased to 63.4% in 2015 from 57.6% in 2014 and 58.1% in 2013. These increases are primarily due to a reduced absorption rate of our fixed-cost structure across lower revenues in 2015 when compared to 2014 and 2013. We took actions to reduce our cost structure in response to the sharp decline in global activity during 2015. See section "Severance and Other Charges" below.

Cost of Product Sales, excluding depreciation

Cost of product sales decreased to $144.9 million for 2015 from $215.8 million for 2014 and $218.0 million for 2013. As a percentage of product sales revenue, cost of sales increased to 78% for 2015 from 71% for both 2014 and 2013. The increase is primarily due to a reduced absorption rate of our fixed-cost structure across lower revenues in 2015 when compared to 2014 and 2013. We took actions to reduce our cost structure in response to the sharp decline in global activity during 2015. See section "Severance and Other Charges" below.

General and Administrative Expense

General and administrative ("G&A") expenses include corporate management and centralized administrative services that benefit our operations. G&A expenses were $49.7 million for 2015 compared to $45.7 million and $52.0 million during 2014 and 2013, respectively. The variances are primarily due to compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $27.5 million in 2015 increased compared to $26.7 million and $25.5 million in 2014 and 2013, respectively.

Other (Income) Expense, net

The components of Other (income) expense, net, were as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Sale of assets	$(408)	$(764)	$(909)
Results of non-consolidated subsidiaries	(383)	(364)	(177)
Foreign exchange	4,507	4,230	4,339
Interest income	(56)	(403)	(776)
Rents and royalties	(484)	(817)	(863)
Insurance and other settlements	—	(292)	(1,611)
Other, net	493	(521)	(341)
Total Other (income) expense, net	$3,669	$1,069	$(338)

We incurred property losses due to Hurricane Isaac in 2012. During 2013, our insurance claim for property losses and business interruption was fully settled for $1.6 million.

Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
(Gains) losses by currency	2015	2014	2013
Australian Dollar	$238	$289	$432
British Pound	434	1,132	(49)
Canadian Dollar	1,848	1,886	1,456
Euro	(908)	(1,537)	848
Malaysian Ringgit	545	278	421
Mexican Peso	414	284	156
Nigerian Naira	630	432	94
Other currencies, net	1,306	1,466	981
Total (gain) loss, net	$4,507	$4,230	$4,339

Severance and Other Charges

In 2015, in response to lower commodity pricing for crude oil and reduced spending by our clients on their oil and gas fields, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million, of which approximately $3.6 million were accrued and remaining to be paid at December 31, 2015.

Additionally, the Company recorded a charge to income associated with the impairment of certain equipment and intangible assets and facility exit costs of $5.5 million.

During 2015, we recorded loss contingencies for various ongoing legal issues of $8.6 million. See Note 11 of the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense increased by $1.8 million in 2015 compared to 2014 primarily due to increased borrowings on our revolving Credit Facility.

Income Tax Expense

Income tax expense decreased by $43.5 million in 2015 compared to 2014 due primarily to a decrease in taxable income in 2015. Income tax expense decreased by $3.6 million in 2014 compared to 2013 due primarily to a decrease in taxable income in 2014. The effective tax rate was 22.7%, 23.0%, and 25.0% for 2015, 2014, and 2013, respectively.

Segment Analysis

The following charts and tables summarize the annual revenue and operating results for our three complementary business segments.
Segment Revenue

 Segment Revenue

	For the Years Ended December 31,
(dollars in thousands)	2015	% Change	2014	% Change	2013
Reservoir Description	$473,372	(8.8)%	$518,974	(0.6)%	$522,251
Production Enhancement	267,224	(42.8)%	467,577	3.4%	452,415
Reservoir Management	56,924	(42.3)%	98,671	(0.2)%	98,842
Total Revenue	$797,520	(26.5)%	$1,085,222	1.1%	$1,073,508

Segment Operating Income

	For the Years Ended December 31,
(dollars in thousands)	2015	% Change	2014	% Change	2013
Reservoir Description	$111,032	(22.7)%	$143,624	(1.9)%	$146,338
Production Enhancement	35,027	(78.8)%	165,204	6.8%	154,715
Reservoir Management	15,655	(57.9)%	37,220	18.0%	31,555
Corporate and other (1)	(644)	NM	483	NM	811
Operating Income	$161,070	(53.5)%	$346,531	3.9%	$333,419

(1) “Corporate and other" represents those items that are not directly relating to a particular segment.
"NM" means not meaningful.

Segment Operating Income Margins (1)

	For the Years Ended December 31,
	2015	2014	2013
	Margin	Margin	Margin
Reservoir Description	23.5%	27.7%	28.0%
Production Enhancement	13.1%	35.3%	34.2%
Reservoir Management	27.5%	37.7%	31.9%
Total Company	20.2%	31.9%	31.1%
(1) Calculated by dividing "Operating Income" by "Revenue."

Reservoir Description

Revenue for our Reservoir Description segment decreased to $473.4 million in 2015 compared to $519.0 million in 2014 and $522.3 million in 2013. The decrease in revenues in 2015 is primarily due to the strengthening of the U.S. dollar against certain currencies such as the Euro, Australian dollar, Canadian dollar, British pound, and Russian ruble, in which we invoice a portion of our revenue. This segment's operations continue to work on large-scale, long-term, crude-oil and LNG projects with an emphasis on offshore developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

Operating income decreased to $111.0 million in 2015 from $143.6 million in 2014 and $146.3 million in 2013. The decrease in operating income in 2015 over 2014 was due to lower activity levels and also includes additional charges for severance, asset impairments, and accrual for contingent losses in 2015. The decrease in operating income in 2014 over 2013 was the result of declining revenues. Operating margins were 23.5% in 2015 down from 27.7% in 2014 and 28.0% in 2013.

Production Enhancement

Revenue for our Production Enhancement segment decreased to $267.2 million in 2015 compared to $467.6 million in 2014 and $452.4 million in 2013. The revenue decrease of 42.8% in 2015 compared to 2014 was less than the decrease in the U.S. horizontal rig count of 62% during 2015. This significant decrease in North America industry activity reduced demand for our products associated with land-based completion of oil wells in U.S. unconventional developments. The increase in revenue in 2014 compared to 2013 was primarily due to the continued success of Core's FLOWPROFILERTM service, our new completion diagnostic service for optimizing completions and stimulations of horizontal wells, and our new KODIAKTM propellant booster coupled with our HEROTM perforating charges.

Operating income for this segment decreased to $35.0 million in 2015 from $165.2 million in 2014 and $154.7 million in 2013. Operating margins decreased to 13.1% in 2015. The decreases in operating income and operating margin in 2015 compared to 2014 were primarily due to decreased revenue in 2015 and the absorption of our fixed-cost structure over this lower revenue. The increases in operating income and operating margin in 2014 compared to 2013 were primarily driven by increased demand for the Company's proprietary and patented hydraulic fracture and field-flood diagnostic technologies and services such as FLOWPROFILER™, SPECTRACHEM®, ZERO WASH®, and SPECTRAFLOOD™ diagnostic tracers in North America and internationally.

Reservoir Management

Revenue for our Reservoir Management segment decreased to $57 million in 2015 compared to $98.7 million in 2014 and $98.8 million in 2013. The decrease in revenue in 2015 compared to 2014 is primarily due to the decrease of oil commodity prices and, as a result, reduced spending from our oil and gas clients, especially in the Canadian oil sands. We continue to have interest in our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new joint-industry projects in the Williston Basin targeting the tight oil of the entire Three Forks sections and a study in the Appalachian Basin of the emerging Devonian shales in the liquids window.

Operating income for this segment decreased to $15.7 million in 2015 compared to $37.2 million in 2014 and $31.6 million in 2013. Operating margins decreased to 27.5% in 2015, from 37.7% and 31.9% in 2014 and 2013, respectively. The decrease in operating income in 2015 compared to 2014 was due primarily to decreased revenue and absorption of our fixed costs over lower revenue. We are still focused on our joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp and Eagle Ford plays, as well as the sale of fully completed studies.

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

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"). We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow, as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
Free Cash Flow Calculation	2015	2014	2013
Net cash provided by operating activities	$219,100	$303,449	$298,137
Less: cash paid for capital expenditures	(22,797)	(36,586)	(35,416)
Free cash flow	$196,303	$266,863	$262,721

Free cash flow as a percent of net income continued to be strong even though free cash flow decreased in 2015 as compared to 2014. This decrease was primarily due to the decrease in cash flow from operating activities as a result of lower activity levels for the oil and gas industry. Free cash flow increased slightly in 2014 as compared to 2013 primarily due to the growth of the Company, with the increase in net income leading to the increase in cash provided by operations.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Cash provided by/(used in):
Operating activities	$219,100	$303,449	$298,137
Investing activities	(39,654)	(42,066)	(43,198)
Financing activities	(180,302)	(263,121)	(249,077)
Net change in cash and cash equivalents	$(856)	$(1,738)	$5,862

The decrease in cash flow from operating activities in 2015 compared to 2014 was primarily attributable to the decrease in net income, offset by reductions in working capital. The slight increase in 2014 compared to 2013 was in line with the operations of the Company, but also impacted by the timing of income tax installment payments and changes in working capital.

Cash flow used in investing activities in 2015 decreased $2.4 million compared to 2014 was primarily a result of lower life insurance premiums. Investing activities in 2014 were comparable to 2013 activities.

Cash flow used in financing activities in 2015 decreased $82.8 million compared to 2014. Cash flow used in financing activities in 2014 increased $14.0 million compared to 2013. During 2015, we spent $159.7 million to repurchase our common shares and $94.2 million to pay dividends, offset by a net increase in our debt balance of $77 million. During 2014, we spent $264.4 million to repurchase our common shares and $89.1 million to pay dividends, offset by a net increase in our debt balance of $89 million. During 2013, we spent $227.2 million to repurchase our common shares and $58.6 million to pay dividends, offset by a net increase in our debt balance of $33 million.

During the year ended December 31, 2015, we repurchased 1,444,534 shares of our common stock for an aggregate amount of $159.7 million, or an average price of $110.56 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest or to finance future acquisitions. Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 10% of our issued share capital in treasury. On May 21, 2015 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program until November 21, 2016 to purchase up to 10% of our issued share capital. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $108.74 per share on December 31, 2015, an increase of over 2,598%.

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

In March, 2015, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $350 million to $400 million and to increase the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.0%.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is subject to all terms of the agreements, and is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25 million at December 31, 2015, resulting in an available borrowing capacity under the Credit Facility of $92 million. In addition to those items under the Credit Facility, we had $12.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2015.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (consolidated EBITDA divided by interest expense) and a leverage ratio (consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 2.5 to 1.0. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we fixed the LIBOR portion of the interest rate at 2.50% through August 29, 2024. Each swap is measured at fair value and recorded in our consolidated balance sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss (AOCL) and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

In addition to our repayment commitments under our Credit Facility and our Senior Notes, we have non-cancellable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Debt (1)	$433,000	$—	$—	$283,000	$150,000
Other indebtedness	2,244	2,244	—	—	—
Operating leases	66,985	15,565	21,598	11,163	18,659
Pension (2)	1,793	1,793	—	—	—
Total contractual obligations	$504,022	$19,602	$21,598	$294,163	$168,659

(1) Not included in the above balances are anticipated cash payments for interest of $6.1 million a year for 2016-2021 and cash payments for interest of $3.1 million a year for 2022-2023 for a total of $42.8 million.

(2) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2015. Not included in the table above are uncertain tax positions of $10.0 million that we have accrued for at December 31, 2015, as the amounts and timing of payment, if any, are uncertain. See Note 9 of the Notes to Consolidated Financial Statements for further detail of this amount.

At December 31, 2015, we had tax net operating loss carry-forwards in various jurisdictions of approximately $30.8 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2015. If unused, those carry-forwards which are subject to expiration may expire during the years 2016-2026. During 2015, $3.9 million of net operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to track client demand for our services and products. Given the current downward trend in industry activity levels, we have not determined, at this time, the level of investment that will be made in 2016. We will, however, continue to invest to fund the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients. In addition, we plan to continue to (i) repurchase our common shares on the open market through our share repurchase program, (ii) pay a dividend and (iii) if available in the market at acceptable valuations, acquire complementary technologies. Our ability to continue these initiatives depends on, among other things, market conditions and our ability to generate free cash flow.

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

Outlook

Our long-term strategies have not changed. We will continue our efforts to expand our market presence by opening or expanding facilities in strategic areas, continue the development of new services and products to meet our customer needs and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service clients who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. Based on recent developments, unless there is a significant increase in the price of crude oil and natural gas, we believe that the global level of activities and workflows experienced in the second half of 2015 will continue into 2016, which could negatively impact our revenues, operating income and operating margins as well.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our dividend and share repurchase programs from a combination of cash on hand, cash flow from operating activities and available borrowings under our Credit Facility.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2015.

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Our allowance for doubtful accounts increased to $4.1 million as of December 31, 2015, compared to $3.4 million as of December 31, 2014.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $10.9 million and $7.2 million at December 31, 2015 and 2014, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be indefinitely reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2015, 2014 and 2013.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate a possible impairment.

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2015, 2014 and 2013.

We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

Obsolete Inventory

We forecast client demand, considering changes in technology which could result in obsolescence. Our valuation reserve for obsolete inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for obsolete inventory at December 31, 2015 was $3.0 million compared to $2.6 million at December 31, 2014.

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

Stock-Based Compensation

We have two stock-based compensation plans, as described in further detail in Note 13 of the Notes to Consolidated Financial Statements. We evaluate the probability that certain of our stock-based plans will meet targets established within the respective agreements and result in the vesting of such awards. In addition, we derive an estimated forfeiture rate that is used in calculating the expense for these awards. For new awards issued and awards modified, repurchased or canceled, the compensation expense is equal to the fair value of the award at the date of the grant and is recognized in the Consolidated Statement of Operations for those awards earned over the requisite service period of the award. The fair value is determined by calculating the discounted value of the shares over the vesting period and applying an estimated forfeiture rate.

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

Recent Accounting Pronouncements

In May 2015, the FASB issued ASU 2015-03 ("Simplifying the Presentation of Debt Issuance Costs") to simplify the presentation of debt issuance costs. The amendments in this update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. This pronouncement is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments in ASU 2015-03 is permitted for financial statements that have not been previously issued. We have chosen to adopt this standard early for the fiscal year ended December 31, 2015. The adoption of this standard resulted in a reclassification of the debt issuance costs of $2.0 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively, from Other assets to Long-term debt on the Consolidated Balance Sheet. There was no impact to the Consolidated Statements of Operations or the Consolidated Statement of Cash Flows.

In May 2014, the FASB issued ASU 2014-09 ("Revenue from Contracts with Customers"), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 (on July 9, 2015, the FASB deferred the implementation date for one year). We are evaluating the impact this standard will have on our consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 ("Amendments to the Consolidation Analysis"), which affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments: (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those for registered money market funds. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. This standard will not have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 ("Simplifying the Measurement of Inventory") to require the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We are evaluating the impact that this standard will have on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17 ("Balance Sheet Classification of Deferred Taxes") to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. This standard will have no effect on our Consolidated Statements of Operations and Consolidated Statement of Cash Flows but will have a minor effect on the consolidated balance sheet with the reclassification of certain deferred tax balance sheet accounts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not believe that our exposure to market risks, which are primarily related to interest rate changes, is material.

Interest Rate Risk

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2015 and 2014 approximated the book value.

From time to time, we are exposed to interest rate risk on our Credit Facility debt, which carries a variable interest rate. At December 31, 2015, we had an outstanding balance of $283 million. A 10% change in interest rates would not have a material impact on our results of operations or cash flows.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.50% through August 29, 2024. Each swap is measured at fair value and recorded in our consolidated balance sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss (AOCL) and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2016 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2015.

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

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date:	February 12, 2016	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 12th day of February, 2016.

Signature	Title

/s/ DAVID M. DEMSHUR	President, Chief Executive Officer,
David M. Demshur	Chairman and Supervisory Director

/s/ RICHARD L. BERGMARK	Executive Vice President,
Richard L. Bergmark	Chief Financial Officer and
Supervisory Director

/s/ CHRIS S. HILL	Vice President and
Chris S. Hill	Chief Accounting Officer

/s/ CHARLES L. DUNLAP	Supervisory Director
Charles L. Dunlap

/s/ MICHAEL C. KEARNEY	Supervisory Director
Michael C. Kearney

/s/ D. JOHN OGREN	Supervisory Director
D. John Ogren

/s/ JAN WILLEM SODDERLAND	Supervisory Director
Jan Willem Sodderland

/s/ LUCIA VAN GEUNS	Supervisory Director
Lucia van Geuns

/s/ MARGARET ANN VAN KEMPEN	Supervisory Director
Margaret Ann van Kempen

35

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31,2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 12, 2016

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands, except share and per share data)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,494	$23,350
Accounts receivable, net of allowance for doubtful accounts of $4,136 and $3,397 at 2015 and 2014, respectively	145,689	197,163
Inventories	40,906	43,371
Prepaid expenses	12,053	14,246
Income tax receivable	7,209	10,980
Other current assets	10,196	12,710
TOTAL CURRENT ASSETS	238,547	301,820
PROPERTY, PLANT AND EQUIPMENT, net	143,211	149,014
INTANGIBLES, net	10,041	10,642
GOODWILL	178,159	164,464
DEFERRED TAX ASSETS, net	11,693	3,876
OTHER ASSETS	43,607	43,509
TOTAL ASSETS	$625,258	$673,325
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,474	$47,084
Accrued payroll and related costs	36,475	34,617
Taxes other than payroll and income	9,495	11,199
Unearned revenues	14,101	11,009
Income taxes payable	1,733	8,333
Other current liabilities	25,480	19,624
TOTAL CURRENT LIABILITIES	120,758	131,866
LONG-TERM DEBT, net	430,987	353,672
DEFERRED COMPENSATION	43,478	42,705
DEFERRED TAX LIABILITIES, net	4,881	7,210
OTHER LONG-TERM LIABILITIES	48,853	43,879
COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,350,002 issued and 42,375,905 outstanding at 2015 and 45,600,002 issued and 43,636,984 outstanding at 2014	1,142	1,174
Additional paid-in capital	—	—
Retained earnings	219,207	415,906
Accumulated other comprehensive income (loss)	(10,538)	(11,894)
Treasury shares (at cost), 1,974,097 at 2015 and 1,963,018 at 2014	(238,875)	(317,613)
Total Core Laboratories N.V. shareholders' equity (deficit)	(29,064)	87,573
Non-controlling interest	5,365	6,420
TOTAL EQUITY (DEFICIT)	(23,699)	93,993
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$625,258	$673,325

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
REVENUE:
Services	$611,954	$780,872	$765,428
Product sales	185,566	304,350	308,080
Total Revenue	797,520	1,085,222	1,073,508
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	387,739	449,488	444,963
Cost of product sales, exclusive of depreciation shown below	144,913	215,783	218,005
General and administrative expenses, exclusive of depreciation shown below	49,729	45,655	51,988
Depreciation	26,545	25,297	24,168
Amortization	912	1,399	1,303
Other (income) expense, net	3,669	1,069	(338)
Severance and other charges	22,943	—	—
OPERATING INCOME	161,070	346,531	333,419
Interest expense	12,380	10,600	9,317
Income before income tax expense	148,690	335,931	324,102
Income tax expense	33,758	77,305	80,908
Net income	114,932	258,626	243,194
Net income attributable to non-controlling interest	85	1,141	383
Net income attributable to Core Laboratories N.V.	$114,847	$257,485	$242,811
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$2.69	$5.80	$5.31
Diluted earnings per share attributable to Core Laboratories N.V.	$2.68	$5.77	$5.28
Cash dividends per share	$2.20	$2.00	$1.28
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,747	44,362	45,692
Diluted	42,908	44,600	45,994

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net income	$114,932	$258,626	$243,194
Other comprehensive income:
Derivatives
Changes in fair value of interest rate swaps	(1,471)	(1,327)	—
Interest rate swap amounts reclassified to interest expense	971	245	—
Income taxes on derivatives	583	—	—
Total derivatives	83	(1,082)	—
Pension and other postretirement benefit plans
Adjustment of unrecognized pension actuarial gain (loss)	1,151	(4,399)	(1,407)
Prior service credit arising during period	—	1,024	583
Prior service cost
Amortization to net income of transition asset	(96)	(87)	(87)
Amortization to net income of prior service cost	(85)	7	159
Amortization to net income of actuarial loss	727	540	468
Income taxes on pension and other postretirement benefit plans	(424)	729	71
Total pension and other postretirement benefit plans	122	1,189	611
Total other comprehensive income (loss)	1,356	(3,268)	(213)
Comprehensive income	116,288	255,358	242,981
Comprehensive income attributable to non-controlling interests	85	1,141	383
Comprehensive income attributable to Core Laboratories N.V.	$116,203	$254,217	$242,598

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2012	47,899,584	$1,233	$—	$361,255	$(8,413)	1,550,173	$(171,845)	$5,683	$187,913
Stock options exercised, net of capital taxes	—	—	(1,411)	—	—	(12,000)	1,494	—	83
Stock-based compensation, net of awards issued	—	—	1,047	(5,509)	—	(222,176)	24,988	—	20,526
Tax benefit of stock-based awards issued	—	—	3,744	—	—	—	—	—	3,744
Repurchases of common shares	—	—	—	—	—	1,482,198	(227,216)	—	(227,216)
Dividends paid	—	—	—	(58,642)	—	—	—	—	(58,642)
Cancellation of treasury shares	(1,149,582)	(30)	(3,380)	(123,985)	—	(1,149,582)	127,395	—	—
Other comprehensive income	—	—	—	—	(213)	—	—	—	(213)
Net income (loss)	—	—	—	242,811	—	—	—	383	243,194
BALANCE, December 31, 2013	46,750,002	$1,203	$—	$415,930	$(8,626)	1,648,613	$(245,184)	$6,066	$169,389

Stock-based compensation, net of awards issued	—	—	1,295	(12,683)	—	(216,395)	31,858	—	20,470
Tax benefit of stock-based awards issued	—	—	3,020	—	—	—	—	—	3,020
Repurchases of common shares	—	—	—	—	—	1,680,800	(264,368)	—	(264,368)
Dividends paid	—	—	—	(89,089)	—	—	—	—	(89,089)
Cancellation of treasury shares	(1,150,000)	(29)	(4,315)	(155,737)	—	(1,150,000)	160,081	—	—
Non-controlling interest dividend	—	—	—	—	—	—	—	(787)	(787)
Other comprehensive income	—	—	—	—	(3,268)	—	—	—	(3,268)
Net income (loss)	—	—	—	257,485	—	—	—	1,141	258,626
BALANCE, December 31, 2014	45,600,002	$1,174	$—	$415,906	$(11,894)	1,963,018	$(317,613)	$6,420	$93,993
Stock-based compensation, net of awards issued	—	—	3,267	(11,044)	—	(183,455)	29,056	—	21,279
Tax benefit of stock-based awards issued	—	—	(175)	—	—	—	—	—	(175)
Repurchases of common shares	—	—	—	—	—	1,444,534	(159,709)	—	(159,709)
Dividends paid	—	—	—	(94,235)	—	—	—	—	(94,235)
Cancellation of treasury shares	(1,250,000)	(32)	(3,092)	(206,267)	—	(1,250,000)	209,391	—	—
Non-controlling interest dividend	—	—	—	—	—	—	—	(1,140)	(1,140)
Other comprehensive income	—	—	—	—	1,356	—	—	—	1,356
Net income (loss)	—	—	—	114,847	—	—	—	85	114,932
BALANCE, December 31, 2015	44,350,002	$1,142	$—	$219,207	$(10,538)	1,974,097	$(238,875)	$5,365	$(23,699)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,932	$258,626	$243,194
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	21,279	20,470	20,526
Depreciation and amortization	27,457	26,696	25,471
Non-cash interest expense	702	445	480
(Increase) decrease in value of life insurance policies	909	(1,581)	(5,112)
Deferred income taxes	(107)	4,682	6,790
Asset impairments	5,199	—	—
Net (recovery) provision for doubtful accounts	2,592	1,243	(236)
Other non-cash items	(860)	(466)	473
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	49,261	3,486	(16,312)
Inventories	3,049	2,894	1,291
Prepaid expenses and other current assets	7,744	(10,088)	13,915
Other assets	2,652	680	(867)
Accounts payable	(13,353)	(3,021)	(6,339)
Accrued expenses	(9,723)	(2,611)	5,979
Other long-term liabilities	4,275	1,873	11,865
Unearned revenue	3,092	121	(2,981)
Net cash provided by operating activities	219,100	303,449	298,137
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(22,797)	(36,586)	(35,416)
Patents and other intangibles	(1,460)	(854)	(3,530)
Acquisitions, net of cash acquired	(13,774)	(1,200)	—
Investment in non-consolidated affiliates	—	—	(98)
Proceeds from sale of assets	1,320	884	1,036
Proceeds from insurance recovery	—	—	1,385
Premiums on life insurance	(2,943)	(4,310)	(6,575)
Net cash used in investing activities	(39,654)	(42,066)	(43,198)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(139,656)	(128,162)	(134,046)
Proceeds from debt borrowings	215,000	217,000	167,000
Stock options exercised	—	—	83
Excess tax benefits from stock-based payments	(175)	3,020	3,744
Debt financing costs	(387)	(1,128)	—
Non-controlling interest - dividend	(1,140)	(394)	—
Dividends paid	(94,235)	(89,089)	(58,642)
Repurchase of common shares	(159,709)	(264,368)	(227,216)
Net cash used in financing activities	(180,302)	(263,121)	(249,077)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(856)	(1,738)	5,862
CASH AND CASH EQUIVALENTS, beginning of year	23,350	25,088	19,226
CASH AND CASH EQUIVALENTS, end of year	$22,494	$23,350	$25,088

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Supplemental disclosures of cash flow information:
Cash payments for interest	$12,313	$10,272	$8,869
Cash payments for income taxes	$35,523	$79,644	$57,001

Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the year	$483	$1,009	$5,797
Insurance premium financed	$2,228	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

We operate our business in three reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields: (1) Reservoir Description, (2) Production Enhancement and (3) Reservoir Management. For a description of product types and services offered by these business segments, see Note 18 - Segment Reporting.

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

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2015, 2014 and 2013. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

Concentration of Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility (the "Credit Facility") debt, which carries a variable interest rate. We are exposed to interest rate risk on our Senior Notes which carry a fixed interest rate, but whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk.

Derivative Instruments

We may enter into a variety of derivative instruments in connection with the management of our exposure to fluctuations in interest rates or currency exchange rates. See Note 14 - Derivative Instruments and Hedging Activities.

We do not enter into derivatives for speculative purposes.

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific clients and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $4.1 million and $3.4 million at December 31, 2015 and 2014, respectively. The net carrying value of accounts receivable is considered to be representative of its respective fair value.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2015, 2014 or 2013.

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

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the Company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2015, 2014 or 2013.

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

Other assets consisted of the following (in thousands):

	2015	2014
Cash surrender value of life insurance	$36,087	$36,869
Investments in unconsolidated affiliates	2,719	2,336
Other	4,801	4,304
Total other assets	$43,607	$43,509

We have chosen to adopt ASU 2015-03 early for the fiscal year ended December 31, 2015. The adoption of this standard resulted in a reclassification of the debt issuance costs of $2.0 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively, from Other assets to Long-term debt.

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

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. For the years ended December 31, 2015 and 2014, other comprehensive income related to prior service costs, an unrecognized net actuarial gain and loss from a pension plan and changes in the fair value of our interest rate swaps. For the year ended December 31, 2013, other comprehensive income related to prior service costs and an unrecognized net actuarial gain and loss from a pension plan. See Note 10 - Pension and Other Postretirement Benefit Plans and Note 14 - Derivative Instruments and Hedging Activities.

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Our foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenue and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2015, we incurred a net remeasurement loss of approximately $4.5 million, while in the year ended December 31, 2014, we incurred a net remeasurement loss of approximately $4.2 million, and a net remeasurement loss of approximately $4.3 million in the year ended December 31, 2013. These amounts were included in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations.

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

	For the Years Ended December 31,
	2015	2014	2013
Weighted average basic common shares outstanding	42,747	44,362	45,692
Effect of dilutive securities:
Stock options	—	—	1
Performance shares	98	110	119
Restricted stock	63	128	182
Weighted average diluted common and potential common shares outstanding	42,908	44,600	45,994

Reclassifications

Certain reclassifications were made to prior year amounts in order to conform to the current year's presentation. These reclassifications had no impact on reported net income or cash flows for the years ended December 31, 2014 and 2013.

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

The acquisition of this entity did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations. We had no significant acquisitions during the years ended December 31, 2014 and 2013.

4. INVENTORIES

Inventories consisted of the following at December 31, 2015 and 2014 (in thousands):

	2015	2014
Finished goods	$25,778	$32,249
Parts and materials	12,637	9,147
Work in progress	2,491	1,975
Total inventories	$40,906	$43,371

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net were as follows at December 31, 2015 and 2014 (in thousands):

	2015	2014
Land	$7,894	$7,475
Building and leasehold improvements	111,740	106,838
Machinery and equipment	263,858	252,884
Total property, plant and equipment	383,492	367,197
Less - accumulated depreciation	(240,281)	(218,183)
Property, plant and equipment, net	$143,211	$149,014

6. INTANGIBLES, NET

The components of intangibles, net as of December 31, 2015 and 2014 are as follows (in thousands):

		2015		2014
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired trade secrets	2-20	$3,065	$1,086	$1,388	$878
Acquired patents and trademarks	4-10	7,869	4,677	6,854	1,601
Agreements not to compete	3-5	894	586	3,849	3,492
Acquired trade names	Indefinite	4,562	—	4,522	—
Total intangibles, net		$16,390	$6,349	$16,613	$5,971

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2016	$850
2017	$697
2018	$657
2019	$608
2020	$533

7. GOODWILL

The changes in the carrying amount of goodwill for each reportable segment for the years ended December 31, 2015, and 2014 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2013	$80,932	$79,560	$2,845	$163,337
Goodwill acquired during the year	1,127	—	—	1,127
Balance at December 31, 2014	82,059	79,560	2,845	164,464
Goodwill acquired during the year	13,695	—	—	13,695
Balance at December 31, 2015	$95,754	$79,560	$2,845	$178,159

8. DEBT, NET

We have no capital lease obligations. Debt at December 31, 2015 and 2014 is summarized in the following table (in thousands):

	December 31, 2015	December 31, 2014
Senior Notes	$150,000	$150,000
Credit Facility	283,000	206,000
Other indebtedness	2,244	—
Total debt	435,244	356,000
Less: Short-term debt included in other indebtedness	(2,244)	—
Less: Debt issuance costs	(2,013)	(2,328)
Long-term debt, net	$430,987	$353,672

We have chosen to adopt ASU 2015-03 early for the fiscal year ended December 31, 2015. The adoption of this standard resulted in a reclassification of the debt issuance costs of $2.0 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively, from Other assets to Long-term debt.

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

On March 13, 2015, we entered into an agreement to amend our Credit Facility to increase the aggregate borrowing capacity from $350 million to $400 million and to keep the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.0%.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is subject to all terms of the agreements, and is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25 million at December 31, 2015, resulting in an available borrowing capacity under the Credit Facility of $92 million. In addition to those items under the Credit Facility, we had $12.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2015.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (consolidated EBITDA divided by interest expense) and a leverage ratio (consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 2.5 to 1.0. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements. See Note 14 - Derivative Instruments and Hedging Activities for discussion of our derivative instruments.

Other indebtedness at December 31, 2015 includes approximately $2.2 million of debt incurred relating to the financing of our corporate insurance.

The estimated fair value of total debt at December 31, 2015 and 2014 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

9. INCOME TAXES

The components of income before income tax expense for 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
United States	$55,143	$154,943	$150,023
Other countries	93,547	180,988	174,079
Income before income tax expense	$148,690	$335,931	$324,102

The components of income tax expense for 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Current:
United States	$17,257	$44,350	$44,112
Other countries	14,629	23,546	25,103
State and provincial	1,979	4,727	4,903
Total current	33,865	72,623	74,118
Deferred:
United States	(2,905)	2,801	4,754
Other countries	2,947	1,675	1,884
State and provincial	(149)	206	152
Total deferred	(107)	4,682	6,790
Income tax expense	$33,758	$77,305	$80,908

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25%, 25% and 25% in 2015, 2014 and 2013, respectively, and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2015, 2014 and 2013 are as follows (in thousands):

	2015	2014	2013
Tax at The Netherlands income tax rate	$37,173	$83,983	$81,026
International earnings taxed at rates other than The Netherlands statutory rate	(14,066)	(6,721)	(6,698)
Non-deductible expenses	2,832	2,807	2,138
Change in valuation allowance	3,625	1,150	(1,156)
State and provincial taxes	1,133	3,339	3,439
Adjustments of prior year taxes	483	(2,973)	(4,258)
Adjustments of income tax reserves	(1,205)	(1,570)	59
Other	3,783	(2,710)	6,358
Income tax expense	$33,758	$77,305	$80,908

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2015 and 2014 are summarized as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carry-forwards	$8,045	$6,340
Reserves	18,627	14,135
Unrealized benefit plan loss	5,571	4,925
Unrealized foreign exchange	7,994	2,289
Other	3,229	2,232
Total deferred tax assets	43,466	29,921
Valuation allowance (1)	(10,862)	(7,236)
Net deferred tax asset	32,604	22,685
Deferred tax liabilities:
Intangibles	(5,876)	(5,650)
Property, plant and equipment	(8,372)	(6,993)
Accrued interest	(10,111)	(6,841)
Unrealized foreign exchange	(6,421)	—
Other	(1,579)	(3,498)
Total deferred tax liabilities	(32,359)	(22,982)
Net deferred income taxes	$245	$(297)

	2015	2014
Current deferred tax assets	$3,164	$6,130
Current deferred tax liabilities	(9,731)	(3,093)
Long-term deferred tax assets	11,693	3,876
Long-term deferred tax liabilities	(4,881)	(7,210)
Total deferred tax assets (liabilities)	$245	$(297)

(1) Valuation allowance at 12/31/13 was $6.1 million.

We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be indefinitely reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes.

At December 31, 2015, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $30.8 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2015. If unused, those carry-forwards which are subject to expiration may expire during the years 2016-2026. During 2015, $3.9 million of net operating loss carry-forwards which carried a full valuation allowance expired unused.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 1999 through 2014 remain open for examination in various tax jurisdictions in which we operate. In some of these jurisdictions we have received notices of audit assessment that could expose the Company to additional income taxes, including interest and penalty of approximately $17 million in excess of our current estimates. The ultimate settlement and timing of these additional tax assessments is uncertain but the Company will continue to vigorously defend its return filing position and does not view the assessments as probable at this time.

During 2015, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2015	2014	2013
Unrecognized tax benefits at January 1,	$11,747	$12,385	$13,256
Tax positions, current period	1,044	1,441	1,747
Tax positions, prior period	(640)	56	(501)
Settlements with taxing authorities	(1,371)	(947)	—
Lapse of applicable statute of limitations	(816)	(1,188)	(2,117)
Unrecognized tax benefits at December 31,	$9,964	$11,747	$12,385

Changes in our estimate of unrecognized tax benefits would affect our effective tax rate.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. For the years ended December 31, 2015, 2014 and 2013, we recognized approximately $(0.5) million, $(1.1) million and $0.9 million respectively, in interest and penalties. For the years ended December 31, 2015, 2014 and 2013, we had approximately $2.0 million, $2.5 million and $3.6 million, respectively, accrued for the payment of interest and penalties.

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

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$59,338	$49,456
Service cost	1,787	1,445
Interest cost	1,192	1,756
Prior service cost (credit) arising during year	—	(1,024)
Benefits paid	(982)	(1,136)
Administrative expenses	(169)	(220)
Actuarial (gain) loss, net	(4,416)	16,667
Unrealized (gain) loss on foreign exchange	(5,991)	(7,606)
Projected benefit obligation at end of year	$50,759	$59,338

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$47,528	$39,504
Increase (decrease) in plan asset value	(2,279)	13,572
Employer contributions	1,829	1,897
Benefits paid	(982)	(1,136)
Administrative expenses	(169)	(220)
Unrealized gain (loss) on foreign exchange	(4,811)	(6,089)
Fair value of plan assets at end of year	$41,116	$47,528

Under-funded status of the plan at end of the year	$(9,643)	$(11,810)

Accumulated Benefit Obligation	$43,969	$50,837

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation at December 31, 2015 and 2014:

	2015	2014
Weighted average assumed discount rate	2.60%	2.20%
Weighted average rate of compensation increase	0% - 3%	0% - 3%

The discount rate used to determine our projected benefit obligation at December 31, 2015 was increased from 2.20% to 2.60%, consistent with a general increase in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2015 and 2014 consist of (in thousands):

	2015	2014
Deferred tax asset	$2,660	$2,953
Other long-term liabilities	9,643	11,810
Accumulated other comprehensive loss	(9,540)	(10,812)

The components of net periodic pension cost under this plan for the years ended December 31, 2015, 2014, and 2013 included (in thousands):

	2015	2014	2013
Service cost	$1,787	$1,445	$1,582
Interest cost	1,192	1,756	1,676
Expected return on plan assets	(986)	(1,303)	(1,291)
Unrecognized pension asset, net	(96)	(87)	(87)
Prior service cost	(85)	7	159
Unrecognized net actuarial loss	727	540	468
Net periodic pension cost	$2,539	$2,358	$2,507

This net periodic pension cost was calculated using the following assumptions:

	2015	2014
Weighted average assumed discount rate	2.60%	3.70%
Expected long-term rate of return on plan assets	2.60%	3.30%
Weighted average rate of compensation increase	3.00%	3.00%

Plan assets at December 31, 2015 and 2014 consisted of insurance contracts with returns equal to the contractual rate, which are comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the weighted-average contractual rates for each contract. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2016 minimum funding requirements are expected to be approximately $1.8 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan.

Expected benefit payments to eligible participants under this plan for the next five years are as follows (in thousands):

2016	$1,020
2017	$1,148
2018	$1,182
2019	$1,201
2020	$1,317
Succeeding five years	$7,877

Defined Contribution Plans

We maintain defined contribution plans (the "Defined Contribution Plans") for the benefit of eligible employees in certain countries, including Canada, The Netherlands, the United Kingdom and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits, and under certain plans, we may make discretionary contributions in accordance with the terms of the Defined Contribution Plans. For the years ended December 31, 2015, 2014 and 2013, we expensed approximately $6.9 million, $7.9 million and $7.1 million, respectively, for our contributions and our additional discretionary contributions to the Defined Contribution Plans.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees. The benefits under these contracts are fully vested and benefits are paid when the participants attain 65 years of age. The charge to expense for these deferred compensation contracts in 2015, 2014 and 2013 was approximately $1.7 million, $1.9 million and $3.5 million, respectively. Life insurance policies with cash surrender values have been purchased for the purpose of funding the deferred compensation contracts.

We have adopted a non-qualified deferred compensation plan that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the deferred compensation plan for employees in the United States (the "Deferred Compensation Plan"), due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The Deferred Compensation Plan also provides for employer contributions to be made on behalf of participants equal in amount to certain forfeitures of, and/or reductions in, employer contributions that participants could have otherwise received under the Defined Contribution Plan for U.S. employees qualified under Internal Revenue Code Section 401(k) had there not been certain limitations imposed by the Internal Revenue Code. Employer contributions to the Deferred Compensation Plan vest ratably over a period of five years. Contributions to the plan are invested in equity and other investment fund assets within life insurance policies, and carried on the balance sheet at fair value. A participant's plan benefits include the participant's deferrals, the vested portion of the employer's contributions, and deemed investment gains and losses on such amounts. The benefits under these contracts are fully vested and payment of benefits generally commences as of the last day of the month following the termination of services except that the payment of benefits for select executives generally commences on the first working day following a six month waiting period following the date of termination. Employer contributions to the Deferred Compensation Plan were $0.3 million for each of the years ended December 31, 2015, 2014 and 2013.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant's termination of employment to the extent they are not vested at that time.

11. COMMITMENTS AND CONTINGENCIES

We have been and may from time to time be named as a defendant in legal actions that arise in the ordinary course of business. These include, but are not limited to, employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with the provision of our services and products. A liability is accrued when a loss is both probable and can be reasonably estimated. During 2015, we recorded contingent liabilities in the amount of $8.6 million associated with these claims.

In 1998, we entered into employment agreements with our three senior executive officers that provide for severance benefits. The present value of the long-term liability recorded and fully reserved for the benefits due upon severing the employment of these employees is approximately $8.4 million at December 31, 2015.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancellable operating leases at December 31, 2015, consist of the following (in thousands):

2016	$15,565
2017	12,208
2018	9,390
2019	6,507
2020	4,656
Thereafter	18,659
Total commitments	$66,985

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $22.2 million, $24.1 million and $23.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As reported in prior annual filings, in connection with an audit of the 2008 and 2009 U.S. federal income tax returns of our U.S. consolidated group, the U.S. Internal Revenue Service proposed that certain transfer pricing positions taken by the Company be adjusted. On October 26, 2105, Core Laboratories filed a petition with the U.S. Tax Court contesting the IRS proposed deficiencies of approximately $11 million plus interest for this two year audit period. On February 8, 2016, the judge signed and entered a stipulated decision document with the Tax Court, whereby the IRS conceded its position and agreed that the Company does not owe the amount they previously sought in their audit of the Company’s 2008 and 2009 tax years. The Tax Court's decision will be final 90 days from this date.

12. EQUITY

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 21, 2015, our shareholders authorized an extension to repurchase up to 10% of our issued share capital through November 21, 2016. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. From the activation of the share repurchase program on October 29, 2002 through December 31, 2015, pursuant to shareholder approvals, we have repurchased 39,311,745 shares for an aggregate purchase price of approximately $1.6 billion, or an average price of $41.08 per share and have canceled 32,225,406 shares with an historical cost of $1.0 billion. At December 31, 2015, we held 1,974,097 shares in treasury with the authority to repurchase 2,460,903 additional shares under our stock repurchase program. Subsequent to year-end, we have repurchased 270 shares at a total cost of approximately $28.6 thousand.

At the annual meeting of shareholders on May 21, 2015, the shareholders approved the cancellation of 1,250,000 shares of our common stock then held as treasury shares. These treasury shares were canceled on August 5, 2015, after the expiration of the waiting period required under Dutch law. In accordance with FASB Accounting Standards Codification ("ASC") 505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital and retained earnings.

Dividend Policy

In February, May, August and November 2015, we paid quarterly dividends of $0.55 per share of common stock. The total dividends paid in 2015 were $94.2 million. On January 11, 2016, we declared a quarterly dividend of $0.55 per share of common stock payable February 19, 2016 to shareholders of record on January 22, 2016.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of tax, in Accumulated other comprehensive income (loss) for the years ended December 31, 2015 and 2014 consist of (in thousands):

	2015	2014
Prior service cost	$661	$718
Transition asset	—	65
Unrecognized net actuarial loss and foreign exchange	(10,201)	(11,595)
Fair value of derivatives, net of tax	(998)	(1,082)
Total Accumulated other comprehensive loss, net of tax	$(10,538)	$(11,894)

Unrecognized amounts currently recorded to Accumulated other comprehensive income (loss) that are expected to be recognized as components of next year's net pension benefit cost include $0.1 million for the amortization of the transition asset and $(0.6) million of unrecognized net actuarial loss.

13. STOCK-BASED COMPENSATION

We have granted restricted stock awards under two stock incentive plans: the 2014 Long-Term Incentive Plan and the 2014 Nonemployee Director Stock Incentive Plan. Awards under the following two compensation programs have been granted pursuant to both plans: (1) the Performance Share Award Program ("PSAP") and (2) the Restricted Share Award Program ("RSAP") and the Restricted Share Award Program for Nonemployee Directors (the "Program").

We issue shares from either treasury stock or authorized shares upon the lapsing of vesting restrictions on restricted stock. In 2015, we issued 183,455 shares out of treasury stock relating to the vesting of restricted stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2014 Long-Term Incentive Plan

On May 13, 2014, the 2007 Long-Term Incentive Plan was amended, restated and renamed as the 2014 Long-Term Incentive Plan (the "Plan"). The primary changes effected by the 2014 amendment and restatement were to (a) extend the period during which awards may be granted under the Plan to May 12, 2024, and (b) increase the number of common shares subject to the Plan by 1,100,000 shares. The Plan, as amended, provides for a maximum of 11,900,000 common shares to be granted to eligible employees. At December 31, 2015, approximately 1,385,624 shares remained available for the grant of new awards under the Plan. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

Performance Share Award Program

On February 13, 2013, certain executives were awarded rights to receive an aggregate of 79,660 common shares if our calculated return on invested capital ("ROIC"), as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the three year performance period, which ended on December 31, 2015. This arrangement was recorded as an equity award that required us to recognize compensation expense totaling $9.5 million over the performance period that began on January 1, 2013, of which $3.2 million, $2.9 million and $3.4 million has been recognized in 2015, 2014, and 2013, respectively. At December 31, 2015, the Company had the highest ROIC compared to the Bloomberg Comp Group. The Compensation Committee of our Board of Supervisory Directors verified that the performance target criteria had been met and 73,660 shares vested (6,000 shares were forfeited by participants prior to the end of the performance period). We issued these common shares on December 31, 2015 and, simultaneously, the participants surrendered 25,162 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $2.7 million at $108.74 per share. We have recognized an additional tax liability from the vesting of the PSAP of $0.4 million in 2015.

On February 13, 2014, certain executives were awarded rights to receive an aggregate of 53,548 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2016, December 30, 2016. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $9.0 million over the performance period that began on January 1, 2014, of which $3.0 million and $3.0 million has been recognized in 2015 and 2014, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On February 10, 2015, certain executives were awarded rights to receive an aggregate of 106,455 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2017, December 29, 2017. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $11.3 million over the performance period that began on January 1, 2015, of which $3.8 million has been recognized in 2015. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 91,784 shares, 80,983 shares, and 94,620 shares in 2015, 2014, and 2013, respectively. Each of these grants has a vesting period of principally six years and vests ratably on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award. As of December 31, 2015, there was $30.0 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 45 months. The grant-date fair value of shares granted was $8.9 million, $15.0 million and $12.3 million in 2015, 2014 and 2013, respectively and we have recognized compensation expense of $10.4 million, $10.5 million and $10.3 million in 2015, 2014 and 2013, respectively. The total grant-date fair value, which is the intrinsic value of the shares, vested was $10.4 million, $10.4 million and $9.9 million in 2015,

2014 and 2013, respectively. We have recognized a tax benefit from the vesting of the RSAP of $0.2 million, $2.9 million and $3.0 million in 2015, 2014 and 2013, respectively.

2014 Nonemployee Director Stock Incentive Plan

On May 13, 2014, the 2006 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2014 Nonemployee Director Stock Incentive Plan (the "Director Plan"). The primary change effected by the 2014 amendment was to extend the period during which awards may be granted under the Director Plan to May 12, 2024. The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 1,400,000 common shares. As of December 31, 2015 approximately 558,139 shares remained available for issuance under the Director Plan. Only non-employee Supervisory Directors are eligible for these equity-based awards under the Director Plan.

In 2011, the Compensation Committee of our Board of Supervisory Directors approved the restricted share award program (the "Program") to compensate our non-employee Supervisory Directors. Under this arrangement we awarded grants totaling 8,616 shares, 4,536 shares and 7,616 shares in 2015, 2014, and 2013, respectively. Each of these grants has a vesting period of 3 years. There are no performance accelerators for early vesting for these awards. Awards under the Program are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award. As of December 31, 2015, there was $1.1 million of unrecognized total stock-based compensation relating to non-vested Program awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 21 months. The grant-date fair value of shares granted was $0.9 million, $0.9 million and $1.0 million in 2015, 2014, and 2013, respectively, and we have recognized compensation expense of $0.9 million, $0.9 million and $0.7 million in 2015, 2014, and 2013, respectively.

Stock-based Compensation

Non-vested restricted share awards outstanding under both the Plan and the Director Plan as of December 31, 2015 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2014	469,321	$132.33
Granted	206,855	101.87
Vested	(183,455)	113.31
Forfeited	(29,117)	126.09
Non-vested at December 31, 2015	463,604	$126.65

For the years ended December 31, 2015, 2014 and 2013, stock-based compensation expense under both the Plan and the Director Plan recognized in the income statement is as follows (in thousands):

	2015	2014	2013
Cost of product sales and services	$10,126	$10,331	$10,268
General and administrative	11,153	10,139	10,258
Total stock-based compensation expense	$21,279	$20,470	$20,526

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.50% through August 29, 2024. Each swap is measured at fair value and recorded in our consolidated balance sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss (AOCL) and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At December 31, 2015, we had fixed rate debt aggregating $200 million and variable rate debt aggregating $233 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows:

	Fair Value of Derivatives
	December 31, 2015	December 31, 2014	Balance Sheet Classification
Derivatives designated as hedges:
5 yr Interest Rate Swap	$353	$201	Other Liabilities
10 yr Interest Rate Swap	1,229	881	Other Liabilities
	$1,582	$1,082

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows:

	December 31, 2015	December 31, 2014	Income Statement Classification
Derivatives designated as hedges:
5 yr Interest Rate Swap	$388	$100	Interest Expense
10 yr Interest Rate Swap	583	145	Interest Expense
	$971	$245

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

	Fair Value Measurement at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$23,737	$—	$23,737	$—

Liabilities:
Deferred compensation plan	$29,155	$—	$29,155	$—
5 year interest rate swap	353	—	353	—
10 year interest rate swap	1,229	—	1,229	—
	$30,737	$—	$30,737	$—

	Fair Value Measurement at December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$24,199	$—	$24,199	$—

Liabilities:
Deferred compensation plan	$29,153	$—	$29,153	$—
5 year interest rate swap	201	—	201	—
10 year interest rate swap	881	—	881	—
	$30,235	$—	$30,235	$—
(1) Trust assets consist of the cash surrender value of life insurance policies and are intended to fund the deferred compensation agreements.

16. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	For the Years Ended December 31,
	2015	2014	2013
Sale of assets	$(408)	$(764)	$(909)
Results of non-consolidated subsidiaries	(383)	(364)	(177)
Foreign exchange	4,507	4,230	4,339
Interest income	(56)	(403)	(776)
Rents and royalties	(484)	(817)	(863)
Insurance and other settlements	—	(292)	(1,611)
Other, net	493	(521)	(341)
Total other (income) expense, net	$3,669	$1,069	$(338)

We incurred property losses due to Hurricane Isaac in 2012. During 2013, our insurance claim for property losses and business interruption was fully settled for $1.6 million.

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

	For the Years Ended December 31,
(Gains) losses by currency	2015	2014	2013
Australian Dollar	$238	$289	$432
British Pound	434	1,132	(49)
Canadian Dollar	1,848	1,886	1,456
Euro	(908)	(1,537)	848
Malaysian Ringgit	545	278	421
Mexican Peso	414	284	156
Nigerian Naira	630	432	94
Other currencies, net	1,306	1,466	981
Total (gain) loss, net	$4,507	$4,230	4,339

17 . SEVERANCE AND OTHER CHARGES

In 2015, in response to lower commodity pricing for crude oil and reduced spending by our clients on their oil and gas fields, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million, of which approximately $3.6 million were accrued and remaining to be paid at December 31, 2015.

Additionally, the Company recorded a charge to income associated with the impairment of certain equipment and intangible assets and facility exit costs of $5.5 million.

During 2015, we recorded loss contingencies for various ongoing legal issues of $8.6 million. See Note 11 - Commitments and Contingencies.

18. SEGMENT REPORTING

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
December 31, 2015
Revenues from unaffiliated clients	$473,372	$267,224	$56,924	$—	$797,520
Inter-segment revenues	8,674	1,837	248	(10,759)	—
Segment operating income (loss)	111,032	35,027	15,655	(644)	161,070
Total assets (at end of period)	326,182	210,214	27,076	61,786	625,258
Capital expenditures	17,849	3,292	273	1,383	22,797
Depreciation and amortization	16,778	6,611	1,624	2,444	27,457

December 31, 2014
Revenues from unaffiliated clients	$518,974	$467,577	$98,671	$—	$1,085,222
Inter-segment revenue	10,387	2,459	366	(13,212)	—
Segment operating income (loss)	143,624	165,204	37,220	483	346,531
Total assets (at end of period)	319,325	257,135	34,179	62,686	673,325
Capital expenditures	21,371	7,990	2,681	4,544	36,586
Depreciation and amortization	15,816	7,509	1,393	1,978	26,696

December 31, 2013
Revenue from unaffiliated clients	$522,251	$452,415	$98,842	$—	$1,073,508
Inter-segment revenue	3,432	3,140	1,742	(8,314)	—
Segment operating income (loss)	146,338	154,715	31,555	811	333,419
Total assets (at end of period)	321,106	255,764	37,660	44,834	659,364
Capital expenditures	22,601	7,124	1,366	4,325	35,416
Depreciation and amortization	14,898	7,745	945	1,883	25,471

(1) "Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single client accounted for 10% or more of revenue in any of the periods presented.

Prior to 2014, we attributed revenue to the country in which the revenue was recorded. During 2014, we began attributing sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of revenue recorded in the U.S., where the services were performed, that are sourced from projects on non-U.S. oilfields. The following table shows a summary of our U.S. and non-U.S. operations (with 2013 revenue reclassified as described above) for December 31, 2015, 2014 and 2013 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries (1) (2)	Consolidated
December 31, 2015
Revenue	$338,907	$43,808	$414,805	$797,520
Property, plant and equipment, net	80,603	12,082	50,526	143,211

December 31, 2014
Revenue	$515,643	$105,244	$464,335	$1,085,222
Property, plant and equipment, net	83,748	16,057	49,209	149,014

December 31, 2013
Revenue	$487,252	$107,842	$478,414	$1,073,508
Property, plant and equipment, net	73,870	17,195	47,759	138,824
(1) Revenue earned in other countries, including The Netherlands, was not individually greater than 10% of our consolidated revenue in 2015, 2014 or 2013.
(2) Property, plant and equipment, net in other countries, including The Netherlands, were not individually greater than 10% of our consolidated fixed assets in 2015, 2014 or 2013.

The following table shows the breakdown between services and product sales for the years ended December 31, 2015, 2014 and 2013 (in thousands):

SEGMENT BREAKDOWN BETWEEN SERVICES / PRODUCT SALES	For the Years Ended December 31,
	2015	2014	2013
Reservoir Description Services	$445,729	$495,658	$493,402
Production Enhancement Services	121,675	220,177	209,770
Reservoir Management Services	44,550	65,037	62,256
Total Revenue - Services	$611,954	$780,872	$765,428

Reservoir Description Product sales	$27,643	$23,316	$28,849
Production Enhancement Product sales	145,549	247,400	242,645
Reservoir Management Product sales	12,374	33,634	36,586
Total Revenue - Product sales	$185,566	$304,350	$308,080

Total Revenue	$797,520	$1,085,222	$1,073,508

19. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our unaudited quarterly financial data for the quarters ended December 31, 2015 and 2014 (in thousands, except per share data):

	Quarter ended 2015
	December 31	September 30	June 30	March 31
Services and product sales revenue	$182,723	$197,265	$203,889	$213,643
Cost of services and product sales	124,709	129,050	134,619	144,274
Other operating expenses	34,372	21,397	21,377	26,652
Operating income	23,642	46,818	47,893	42,717
Interest expense	3,390	3,471	3,116	2,403
Income before income tax expense	20,252	43,347	44,777	40,314
Income tax expense	4,658	9,753	10,075	9,272
Net income	15,594	33,594	34,702	31,042
Net income (loss) attributable to non-controlling interest	176	190	76	(357)
Net income attributable to Core Laboratories N.V.	$15,418	$33,404	$34,626	$31,399

Per share information:
Basic earnings per share (1)	$0.36	$0.79	$0.81	$0.72
Diluted earnings per share (1)	$0.36	$0.78	$0.81	$0.72

Weighted average common shares outstanding:
Basic	42,355	42,517	42,790	43,340
Diluted	42,518	42,685	42,959	43,466

	Quarter ended 2014
	December 31	September 30	June 30	March 31
Services and product sales revenue	$278,622	$276,135	$267,562	$262,903
Cost of services and product sales	168,517	166,927	168,158	161,669
Other operating expenses	19,655	20,088	15,270	18,407
Operating income	90,450	89,120	84,134	82,827
Interest expense	2,882	2,561	2,794	2,363
Income before income tax expense	87,568	86,559	81,340	80,464
Income tax expense	20,841	19,909	17,244	19,311
Net income	66,727	66,650	64,096	61,153
Net income attributable to non-controlling interest	537	153	362	89
Net income attributable to Core Laboratories N.V.	$66,190	$66,497	$63,734	$61,064

Per share information:
Basic earnings per share (1)	$1.51	$1.51	$1.43	$1.36
Diluted earnings per share (1)	$1.51	$1.50	$1.42	$1.35

Weighted average common shares outstanding:
Basic	43,742	44,152	44,660	44,908
Diluted	43,927	44,381	44,910	45,182

(1)
The sum of the individual quarterly earnings per share amounts may not agree with the year-to-date earnings per share amounts as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at Beginning of Period	Additions Charged to / Recovered from Expense	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2015
Reserve for doubtful accounts	$3,397	$2,592	$(1,442)	$(411)	$4,136

Year ended December 31, 2014
Reserve for doubtful accounts	$2,872	$1,243	$(883)	$165	$3,397

Year ended December 31, 2013
Reserve for doubtful accounts	$3,516	$(236)	$(476)	$68	$2,872

(1)	Comprised primarily of differences due to changes in exchange rate.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
3.1	Articles of Association of the Company, as amended on May 16, 2012 (including English translation)	Form 10-K, February 19, 2013 (File No. 001-14273)

10.1	Core Laboratories N.V. 2014 Long-Term Incentive Plan (as amended and restated effective as of May 12, 2014)	Proxy Statement dated March 19, 2014 for Annual Meeting of Shareholders (File No. 001-14273)

10.2	Core Laboratories N.V. 2014 Nonemployee Director Stock Incentive Plan (as amended and restated effective as of May 12, 2014)	Proxy Statement dated March 19, 2014 for Annual Meeting of Shareholders (File No. 001-14273)

10.3	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 1, 1995 (File No. 000-26710)

10.4	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.5	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.6	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	Amendment to Core Laboratories Supplemental Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.8	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.9	Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.10	Non-Employee Director Compensation Summary	Form 10-K, February 22, 2008 (File No. 001-14273)

10.11	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders (File No. 001-14273)

10.12	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) [1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.13	Form of Restricted Share Award Program Agreement[1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.14	Form of Amendment to Core Laboratories 2008 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.15	Form of Amendment to Core Laboratories 2009 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.16	Form of Amendment to Core Laboratories 2010 Non-Employee Director Restricted Performance Share Award Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.17	Form of Core Laboratories 2011 Non-Employee Director Restricted Share Award Program Agreement	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.18	Form of Core Laboratories 2011 Performance Share Award Program Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.19	Form of Core Laboratories 2010 Performance Restricted Share Award Program Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.20	Core Laboratories N.V. Board Succession Plan, dated March 2, 2011	Form 8-K, March 7, 2011 (File No. 001-14273)

10.21
Sixth Amended and Restated Credit Agreement, dated as of August 29, 2014, among Core Laboratories, N.V., and Core Laboratories (U.S.) Interests Holdings, Inc., and the lenders party thereto and Bank of America, N.A., as administrative agent
Form 8-K, August 29, 2014 (File No. 001-14273)

10.22
Amendment No. 1 to the Sixth Amended and Restated Credit Agreement among Core Laboratories N.V. and Core Laboratories (U.S.) Interests Holdings, Inc., as borrowers and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer
Form 8-K, March 16, 2015 (File No. 001-14273)

10.23	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.24	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.25	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.26	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.27	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.28	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.29	Master Note Purchase Agreement, dated as of September 30, 2011	Form 8-K, September 30, 2011 (File No. 001-14273)

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Schema Document	Filed Herewith

101.CAL	XBRL Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Label Linkbase Document	Filed Herewith

101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Definition Linkbase Document	Filed Herewith

[1] Management contracts or compensatory plans or arrangements.

Exhibit 21.1

Significant Subsidiaries of the Registrant at December 31, 2015

Name	Legal Seat	Ownership %
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories Canada Ltd.	Alberta, Canada	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Malaysia SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Sales N.V.	Willemstad, Curacao	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Owen Oil Tools LP	Delaware, United States	100%
Core Lab de Mexico S.A. de C.V.	Mexico City, Mexico	100%
Saybolt Belgium N.V.	Antwerp, Belgium	100%
Saybolt LP	Delaware, United States	100%
Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
Saybolt (Singapore) PTE LTD	Singapore, Singapore	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
ZAO Petroleum Analysts	Moscow, Russian Federation	100%

Pursuant to Item 601(b)(21)(ii) of Regulation S-K, the names of other subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary as of the end of the year covered by this report.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements on Form S‑8 (Nos. 333-73772 and 333-73774) of Core Laboratories N.V. of our report dated February 12, 2016 relating to the financial statements, financial statement schedule and the effectiveness of internal control over financial reporting, which appears in this Form 10‑K.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 12, 2016