Form 10-Q
period 2016-03-31
CORE LABORATORIES N V
filed 2016-04-22
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 21, 2016 was 42,399,183.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$16,665	$22,494
Accounts receivable, net of allowance for doubtful accounts of $3,240 and $4,136 at 2016 and 2015, respectively	122,496	145,689
Inventories	41,702	40,906
Prepaid expenses	12,191	12,053
Income taxes receivable	7,711	7,209
Other current assets	6,645	10,196
TOTAL CURRENT ASSETS	207,410	238,547
PROPERTY, PLANT AND EQUIPMENT, net	138,860	143,211
INTANGIBLES, net	9,857	10,041
GOODWILL	178,159	178,159
DEFERRED TAX ASSETS, net	9,178	11,693
OTHER ASSETS	43,786	43,607
TOTAL ASSETS	$587,250	$625,258
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$34,753	$33,474
Accrued payroll and related costs	34,756	36,475
Taxes other than payroll and income	7,937	9,495
Unearned revenue	14,272	14,101
Income taxes payable	4,310	1,733
Other current liabilities	12,388	25,480
TOTAL CURRENT LIABILITIES	108,416	120,758
LONG-TERM DEBT, net	407,112	430,987
DEFERRED COMPENSATION	42,598	43,478
DEFERRED TAX LIABILITIES, net	7,983	4,881
OTHER LONG-TERM LIABILITIES	49,123	48,853
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY (DEFICIT):
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,350,002 issued and 42,391,696 outstanding at 2016 and 44,350,002 issued and 42,375,905 outstanding at 2015	1,142	1,142
Additional paid-in capital	2,356	—
Retained earnings	210,983	219,207
Accumulated other comprehensive income (loss)	(11,330)	(10,538)
Treasury shares (at cost), 1,958,306 at 2016 and 1,974,097 at 2015	(236,533)	(238,875)
Total Core Laboratories N.V. shareholders' equity (deficit)	(33,382)	(29,064)
Non-controlling interest	5,400	5,365
TOTAL EQUITY (DEFICIT)	(27,982)	(23,699)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$587,250	$625,258

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
REVENUE:
Services	$122,770	$162,974
Product sales	30,877	50,669
Total revenue	153,647	213,643
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	85,294	102,795
Cost of product sales, exclusive of depreciation expense shown below	27,520	41,479
General and administrative expense, exclusive of depreciation expense shown below	11,050	12,674
Depreciation	6,627	6,345
Amortization	220	221
Other (income) expense, net	(4)	322
Severance and other charges	—	7,090
OPERATING INCOME	22,940	42,717
Interest expense	3,434	2,403
Income before income tax expense	19,506	40,314
Income tax expense	4,389	9,272
Net income	15,117	31,042
Net income (loss) attributable to non-controlling interest	35	(357)
Net income attributable to Core Laboratories N.V.	$15,082	$31,399
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.36	$0.72

Diluted earnings per share attributable to Core Laboratories N.V.	$0.35	$0.72

Cash dividends per share	$0.55	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,380	43,340
Diluted	42,520	43,466

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
Net income	$15,117	$31,042

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	(1,620)	(1,140)
Interest rate swap amounts reclassified to interest expense	213	243
Income taxes on derivatives	518	—
Total derivatives	(889)	(897)

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	—	(22)
Amortization to net income of prior service cost	(19)	(19)
Amortization to net income of actuarial loss	148	183
Income taxes on pension and other postretirement benefit plans	(32)	(35)
Total pension and other postretirement benefit plans	97	107

Total other comprehensive income (loss)	(792)	(790)
Comprehensive income	14,325	30,252
Comprehensive income (loss) attributable to non-controlling interest	35	(357)
Comprehensive income attributable to Core Laboratories N.V.	$14,290	$30,609

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,117	$31,042
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,462	5,208
Depreciation and amortization	6,847	6,566
Changes to value of life insurance policies	(568)	(816)
Deferred income taxes	(923)	1,996
Other non-cash items	(1,334)	1,450
Changes in assets and liabilities:
Accounts receivable	23,895	36,884
Inventories	(916)	(5,937)
Prepaid expenses and other current assets	(254)	8,137
Other assets	1,109	1,043
Accounts payable	1,819	1,635
Accrued expenses	(3,222)	(10,515)
Unearned revenue	170	3,768
Other long-term liabilities	(1,105)	(932)
Net cash provided by operating activities	46,097	79,529
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,858)	(6,869)
Patents and other intangibles	(36)	(186)
Proceeds from sale of assets	408	726
Premiums on life insurance	(532)	(647)
Net cash used in investing activities	(3,018)	(6,976)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(37,838)	(18,000)
Proceeds from debt borrowings	13,000	35,000
Excess tax benefits from stock-based compensation	(68)	(68)
Debt financing costs	—	(125)
Dividends paid	(23,306)	(23,940)
Repurchase of common shares	(696)	(69,633)
Net cash used in financing activities	(48,908)	(76,766)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,829)	(4,213)
CASH AND CASH EQUIVALENTS, beginning of period	22,494	23,350
CASH AND CASH EQUIVALENTS, end of period	$16,665	$19,137

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2015 was derived from the 2015 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2015.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Finished goods	$27,285	$25,778
Parts and materials	12,693	12,637
Work in progress	1,724	2,491
Total inventories	$41,702	$40,906

We include freight costs incurred for shipping inventory to customers in the Cost of product sales line of the Consolidated Statements of Operations.

3.  ACQUISITIONS

In the second quarter of 2015, we acquired a business providing additional reservoir fluids technology for $17.2 million in cash. We accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition, resulting in an increase to goodwill of $13.7 million and an increase of $2.0 million in intangible assets. The acquisition of this entity did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations, and was recorded in the Reservoir Description business segment.

                                                                    Return to Index

4.  LONG-TERM DEBT

We have no capital lease obligations. Long-term debt is summarized in the following table (in thousands):

	March 31, 2016	December 31, 2015
Senior notes	$150,000	$150,000
Credit facility	259,000	283,000
Other indebtedness	1,406	2,244
Total debt	410,406	435,244
Less: Short-term debt included in other indebtedness	(1,406)	(2,244)
Less: Debt issuance costs	(1,888)	(2,013)
Long-term debt, net	$407,112	$430,987

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.8 million at March 31, 2016, resulting in an available borrowing capacity under the Credit Facility of $115.2 million. In addition to those items under the Credit Facility, we had $11.1 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2016.

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

The estimated fair value of total debt at March 31, 2016 and December 31, 2015 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

5.  PENSION

Defined Benefit Plan

We provide a non-contributory defined benefit pension plan for substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Service cost	$358	$463
Interest cost	327	309
Expected return on plan assets	(275)	(256)
Amortization of transition asset	—	(22)
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss	148	183
Net periodic pension cost	$539	$658

During the three months ended March 31, 2016, we contributed approximately $1.0 million to fund the estimated 2016 premiums on investment contracts held by the Dutch Plan.

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

7.  EQUITY (DEFICIT)

During the three months ended March 31, 2016, we repurchased 6,365 of our common shares for $0.7 million. These consisted of rights to shares that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 22,156 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2016.

In February 2016, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on April 14, 2016, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on May 4, 2016 and payable on May 24, 2016.

                                                                    Return to Index

The following table summarizes our changes in equity for the three months ended March 31, 2016 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity (Deficit)
December 31, 2015	$1,142	$—	$219,207	$(10,538)	$(238,875)	$5,365	$(23,699)
Stock based-awards	—	2,424	—	—	3,038	—	5,462
Tax benefit of stock-based awards issued	—	(68)	—	—	—	—	(68)
Repurchase of common shares	—	—	—	—	(696)	—	(696)
Dividends paid	—	—	(23,306)	—	—	—	(23,306)
Amortization of deferred pension costs, net of tax	—	—	—	97	—	—	97
Interest rate swaps, net of tax	—	—	—	(889)	—	—	(889)
Net income	—	—	15,082	—	—	35	15,117

March 31, 2016	$1,142	$2,356	$210,983	$(11,330)	$(236,533)	$5,400	$(27,982)

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Transition asset	$—	$—
Prior service cost	647	661
Unrecognized net actuarial loss	(10,090)	(10,201)
Fair value of derivatives, net of tax	(1,887)	(998)
Total accumulated other comprehensive income (loss)	$(11,330)	$(10,538)

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

	Three Months Ended
	March 31,
	2016	2015
Weighted average basic common shares outstanding	42,380	43,340
Effect of dilutive securities:
Performance shares	83	64
Restricted stock	57	62
Weighted average diluted common and potential common shares outstanding	42,520	43,466

                                                                    Return to Index

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Sale of assets	$(366)	$(135)
Results of non-consolidated subsidiaries	(188)	(44)
Foreign exchange	779	840
Rents and royalties	(101)	(136)
Other, net	(128)	(203)
Total other (income) expense, net	$(4)	$322

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Australian Dollar	125	119
British Pound	228	374
Canadian Dollar	(1)	1,274
Euro	210	(1,055)
Other currencies, net	217	128
Total (gain) loss, net	$779	$840

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2016 and 2015 were 22.5% and 23.0%, respectively. Income tax expense of $4.4 million in the first quarter of 2016 decreased by $4.9 million compared to $9.3 million in the same period in 2015, primarily in the United States as taxable income recognized in the United States decreased by $15.1 million in 2016 compared to 2015. No other jurisdiction in which we operate had a material change in income tax expense.

Subsequent to March 31, 2016, our U.S. subsidiaries settled an audit covering the years 2010 through 2012 with the Internal Revenue Service that will result in the release of reserves for uncertain tax positions in the amount of $0.9 million in the second quarter of 2016.

11.  SEVERANCE AND OTHER CHARGES

In 2015, in response to reduced spending by our clients on their oil and gas fields as a result of lower commodity prices for crude oil and natural gas, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, in 2015, we recorded severance charges of $8.8 million, of which $6.4 million was recorded in the first quarter of 2015. Approximately $2.4 million was accrued and remaining to be paid at March 31, 2016.

During the first quarter of 2016, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our cost reduction initiative which began in the first quarter of 2015, but no additional expenses associated with severance or asset impairments were recorded during the first quarter of 2016.

                                                                    Return to Index

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

At March 31, 2016, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $209 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows:

	Fair Value of Derivatives
	March 31, 2016	December 31, 2015	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$754	$353	Other long-term liabilities
10 year interest rate swap	2,235	1,229	Other long-term liabilities
	$2,989	$1,582

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$82	$97	Increase to interest expense
10 year interest rate swap	131	146	Increase to interest expense
	$213	$243

                                                                    Return to Index

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

		Fair Value Measurement at
		March 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$22,582	$—	$22,582	$—
Liabilities:
Deferred compensation plan	$27,967	$—	$27,967	$—
5 year interest rate swap	754	—	754	—
10 year interest rate swap	2,235	—	2,235	—
	$30,956	$—	$30,956	$—

		Fair Value Measurement at
		December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$23,737	$—	$23,737	$—
Liabilities:
Deferred compensation plan	$29,155	$—	$29,155	$—
5 year interest rate swap	353	—	353	—
10 year interest rate swap	1,229	—	1,229	—
	$30,737	$—	$30,737	$—

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

                                                                    Return to Index

Results for these segments are presented below. We use the same accounting policies to prepare our segment results as are used to prepare our Consolidated Financial Statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2016
Revenue from unaffiliated clients	$101,549	$44,145	$7,953	$—	$153,647
Inter-segment revenue	1,907	220	5	(2,132)	—
Segment operating income (loss)	18,220	4,141	487	92	22,940
Total assets (at end of period)	316,705	202,470	19,282	48,793	587,250
Capital expenditures	2,074	378	8	398	2,858
Depreciation and amortization	4,436	1,425	363	623	6,847
Three Months Ended March 31, 2015
Revenue from unaffiliated clients	$121,759	$75,145	$16,739	$—	$213,643
Inter-segment revenue	2,776	717	149	(3,642)	—
Segment operating income (loss)	28,530	9,923	3,866	398	42,717
Total assets (at end of period)	312,129	233,414	29,505	54,960	630,008
Capital expenditures	4,437	1,803	221	408	6,869
Depreciation and amortization	3,783	1,761	431	591	6,566
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

15. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-02 ("Amendments to the Consolidation Analysis") which amends the guidelines for determining whether certain legal entities should be consolidated. This update eliminates the presumption that a general partner should consolidate a limited partnership and modifies the evaluation of whether limited partnerships are variable interest entities or voting interest entities. Overall, the amendments in this Update are an improvement to current GAAP because they simplify the Codification and reduce the number of consolidation models through the elimination of the indefinite deferral of Statement 167 and because they place more emphasis on risk of loss when determining a controlling financial interest. This update is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted this standard on January 1, 2016. The adoption of this standard had no effect on our current consolidated financial statements or on the entities that we consolidate.

In November 2015, the FASB issued ASU 2015-17 ("Balance Sheet Classification of Deferred Taxes") to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We early adopted this standard for our fiscal year beginning on January 1, 2016 and applied the adoption prospectively. The adoption of this standard had no effect on our current Consolidated Statements of Operations and Consolidated Statement of Cash Flows but had an immaterial effect on our Consolidated Balance Sheet with the reclassification of certain deferred tax balance sheet accounts. The comparative prior period Consolidated Balance Sheet as of December 31, 2015 was not retrospectively adjusted.

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

In February 2016, the FASB issued ASU 2016-02 ("Leases"), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 ("Improvements to Employee Share-Based Payment Accounting") which simplifies several aspects of accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2016 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report").

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2015 Annual Report and in Part II of this Quarterly Report, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

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

During 2015, average crude oil prices decreased approximately 48% compared to 2014, which resulted in a significant decrease in activities and spending related to the exploration and production of oil and natural gas. In the fourth quarter of 2015, crude oil prices continued to weaken causing West Texas Intermediate ("WTI") to end the year at $37.13 per barrel, the lowest end-of-year price per barrel in 12 years. The price of WTI crude oil averaged $37.04 per barrel through the first quarter of 2016, which resulted in a further reduction of activity associated with the exploration and production of oil and spending levels from our clients in most major regions across the globe.

In North America, land-based activity continues to be the most significantly impacted by these lower commodity prices. The quarterly average rig count in North America has decreased by 57% compared to the end of the first quarter of 2015 and is down 39% from December 31, 2015. If the WTI crude oil price remains near its current level, we believe the significantly lower levels of industry activity experienced during 2015 and the first quarter of 2016 may continue through the remainder of 2016, which could continue to have a negative impact our North America operations.

Outside of North America, activities associated with the exploration and production of oil and gas have also decreased from 2015 levels, although not as significantly as the land-based activities in North America. The quarterly average international rig count for the first quarter of 2016 is down approximately 20% from the same period in 2015. These reduced international activities have impacted most regions, except the Middle East, where we continue to see sustained levels for the first quarter of 2016. As with North American land-based activity, we believe international activities will also remain at reduced levels, without a meaningful improvement in the current Brent crude oil price.

We saw U.S. crude oil production continue its sharp decline in the first quarter of 2016 which we believe is an indication that the balancing of worldwide crude-oil markets is well underway. With the very steep decline curves associated with the unconventional tight oil reservoirs in the U.S., we now believe that U.S. supply growth rolled over in April of 2015 and that year-over-year crude-oil production in 2016 will be down several hundreds-of-thousands of barrels per day. Therefore, at current industry activity levels, U.S. crude oil production could continue to fall significantly throughout 2016, while worldwide oil production continues to stagnate or decrease slightly because the prior year's international production gains may not be sustainable over the long term.

Response to Decline in Oilfield Services Activities

In 2015, in response to reduced spending by our clients on their oil and gas fields as a result of lower commodity prices for crude oil and natural gas, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, in 2015, we recorded severance charges of $8.8 million, of which $6.4 million was recorded in the first quarter of 2015. Approximately $2.4 million were accrued and remaining to be paid at March 31, 2016.

During the first quarter of 2016, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our cost reduction initiative which began in the first quarter of 2015, but no additional accruals or write-offs were recorded during the first quarter of 2016.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2016		2015		2016/2015	2016/2015
REVENUE:
Services	$122,770	80%	$162,974	76%	$(40,204)	(25)%
Product sales	30,877	20%	50,669	24%	(19,792)	(39)%
Total revenue	153,647	100%	213,643	100%	(59,996)	(28)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	85,294	69%	102,795	63%	(17,501)	(17)%
Cost of product sales, exclusive of depreciation expense shown below*	27,520	89%	41,479	82%	(13,959)	(34)%
Total cost of services and product sales	112,814	73%	144,274	68%	(31,460)	(22)%
General and administrative expense	11,050	7%	12,674	6%	(1,624)	(13)%
Depreciation and amortization	6,847	4%	6,566	3%	281	4%
Other (income) expense, net	(4)	—%	322	—%	(326)	NM
Severance and other charges	—	—%	7,090	3%	(7,090)	NM
Operating income	22,940	15%	42,717	20%	(19,777)	(46)%
Interest expense	3,434	2%	2,403	1%	1,031	43%
Income before income tax expense	19,506	13%	40,314	19%	(20,808)	(52)%
Income tax expense	4,389	3%	9,272	4%	(4,883)	(53)%
Net income	15,117	10%	31,042	15%	(15,925)	(51)%
Net income (loss) attributable to non-controlling interest	35	—%	(357)	—%	392	NM
Net income attributable to Core Laboratories N.V.	$15,082	10%	$31,399	15%	$(16,317)	(52)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Three Months Ended				$ Change	% Change
	Mar 31, 2016		Dec 31, 2015		2016/2015	2016/2015
REVENUE:
Services	$122,770	80%	$141,991	78%	$(19,221)	(14)%
Product sales	30,877	20%	40,732	22%	(9,855)	(24)%
Total revenue	153,647	100%	182,723	100%	(29,076)	(16)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	85,294	69%	92,366	65%	(7,072)	(8)%
Cost of product sales, exclusive of depreciation expense shown below*	27,520	89%	32,343	79%	(4,823)	(15)%
Total cost of services and product sales	112,814	73%	124,709	68%	(11,895)	(10)%
General and administrative expense	11,050	7%	12,266	7%	(1,216)	(10)%
Depreciation and amortization	6,847	4%	7,051	4%	(204)	(3)%
Other (income) expense, net	(4)	—%	(798)	—%	794	NM
Severance and other charges	—	—%	15,853	9%	(15,853)	NM
Operating income	22,940	15%	23,642	13%	(702)	(3)%
Interest expense	3,434	2%	3,391	2%	43	1%
Income before income tax expense	19,506	13%	20,251	11%	(745)	(4)%
Income tax expense	4,389	3%	4,658	3%	(269)	(6)%
Net income	15,117	10%	15,593	9%	(476)	(3)%
Net income (loss) attributable to non-controlling interest	35	—%	176	—%	(141)	NM
Net income attributable to Core Laboratories N.V.	$15,082	10%	$15,417	8%	$(335)	(2)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended March 31, 2016 Compared to the Three Months Ended December 31, 2015 and March 31, 2015

Services Revenue

Services revenue decreased to $122.8 million for the first quarter of 2016 from $142.0 million for the fourth quarter of 2015 and $163.0 million for the first quarter of 2015. The average rig count for the first quarter of 2016 was 26% lower than the average rig count during the fourth quarter of 2015; however, our services revenue was down only 14% sequentially, as demand for our analytical, diagnostic, and completion services was less impacted by the significant decrease in drilling activities. Since the end of the first quarter of 2015, prices for WTI and Brent crude oil have further declined 23% and 32%, respectively. As a result, the quarterly average global rig count for the first quarter of 2016 fell by 41% compared to the same period in 2015, primarily driven by decreases in North America. However, over this same time period, our services revenue was down only 25% year over year, as demand for our analytical, diagnostic, and completion services was less impacted by the significant decrease in drilling activities. Our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa and the eastern Mediterranean, kept services revenue from declining further.

                                                                    Return to Index

Product Sales Revenue

Revenue associated with product sales decreased to $30.9 million for the first quarter of 2016, from $40.7 million for the fourth quarter of 2015 and from $50.7 million for the first quarter of 2015. Our product sales revenue is primarily driven by sales in the North American market where the quarterly average rig count in the first quarter of 2016 declined 39% sequentially and declined 57% year over year; however, as a result of our differentiated well completion products in the market place, our revenue during the first quarter of 2016 decreased only 24% and 39% from our revenue in the fourth and first quarters of 2015, respectively.

Cost of Services

Cost of services expressed as a percentage of services revenue increased to 69% for the three months ended March 31, 2016, compared to 65% and 63% for the three months ended December 31 and March 31, 2015, respectively. This increase was primarily due to a reduced absorption rate of our fixed-cost structure across lower revenues in 2016.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue increased to 89% for the three months ended March 31, 2016, compared to 79% and 82% for the three months ended December 31 and March 31, 2015, respectively. This increase was primarily due to a reduced absorption rate of our fixed-cost structure across lower revenue in 2016.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended March 31, 2016 was $11.1 million compared to $12.7 million for the same period in 2015. The decrease is primarily due to lower compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2016 was $6.8 million compared to $6.6 million for the same period in 2015.

Severance and Other Charges

In 2015, in response to reduced spending by our clients on their oil and gas fields as a result of lower commodity prices for crude oil and natural gas, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, in 2015, we recorded severance charges of $8.8 million, of which $6.4 million was recorded in the first quarter of 2015. Approximately $2.4 million was accrued and remaining to be paid at March 31, 2016.

During the first quarter of 2016, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our cost reduction initiative which began in the first quarter of 2015, but no additional expenses associated with severance or asset impairments were recorded during the first quarter of 2016.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Sale of assets	$(366)	$(135)
Results of non-consolidated subsidiaries	(188)	(44)
Foreign exchange	779	840
Rents and royalties	(101)	(136)
Other, net	(128)	(203)
Total other (income) expense, net	$(4)	$322

                                                                    Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Australian Dollar	125	119
British Pound	228	374
Canadian Dollar	(1)	1,274
Euro	210	(1,055)
Other currencies, net	217	128
Total (gain) loss, net	$779	$840

Interest Expense

Interest expense for the three months ended March 31, 2016 and 2015 was $3.4 million and $2.4 million, respectively. Interest expense is higher in 2016 due to the increased borrowings on our Credit Facility.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2016 and 2015 were 22.5% and 23.0%, respectively. Income tax expense of $4.4 million in the first quarter of 2016 decreased by $4.9 million compared to $9.3 million in the same period in 2015, primarily in the United States as taxable income recognized in the United States decreased by $15.1 million in 2016 compared to 2015. No other jurisdiction in which we operate had a material change in income tax expense.

Subsequent to March 31, 2016, our U.S. subsidiaries settled an audit covering the years 2010 thru 2012 with the Internal Revenue Service that will result in the release of reserves for uncertain tax positions in the amount of $0.9 million in the second quarter of 2016.

Segment Analysis

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management. The following tables summarize our results by segment for the three months ended March 31, 2016 and 2015 and December 31, 2015 (in thousands):

	Three Months Ended March 31,		$ Change	% Change	Three Months Ended December 31,	$ Change	% Change
	2016	2015	2016/2015	2016/2015	2015	Q1/Q4	Q1/Q4
Revenue:
Reservoir Description	$101,549	$121,759	$(20,210)	(17)%	$114,759	$(13,210)	(12)%
Production Enhancement	44,145	75,145	(31,000)	(41)%	56,572	(12,427)	(22)%
Reservoir Management	7,953	16,739	(8,786)	(52)%	11,392	(3,439)	(30)%
Consolidated	$153,647	$213,643	$(59,996)	(28)%	$182,723	$(29,076)	(16)%
Operating income (loss):
Reservoir Description	$18,220	$28,530	$(10,310)	(36)%	$21,220	$(3,000)	(14)%
Production Enhancement	4,141	9,923	(5,782)	(58)%	(639)	4,780	748%
Reservoir Management	487	3,866	(3,379)	(87)%	3,541	(3,054)	(86)%
Corporate and Other[1]	92	398	(306)	NM	(480)	572	NM
Consolidated	$22,940	$42,717	$(19,777)	(46)%	$23,642	$(702)	(3)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

Reservoir Description

Revenue from the Reservoir Description segment was $101.5 million in the first quarter of 2016, a decrease of 12% from $114.8 million in the fourth quarter of 2015 and a decrease of 17% from $121.8 million in the first quarter of 2015. This segment’s operations continue to work on large-scale, long-term crude-oil and LNG projects with an emphasis on deepwater developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

Operating income was $18.2 million in the first quarter of 2016, a decrease of 14% compared to $21.2 million in the fourth quarter of 2015 and a decrease of 36% compared to $28.5 million in the first quarter of 2015. A charge for severance and other charges was recorded in the fourth and first quarters of 2015 for $7.9 million and $4.3 million, respectively. Operating income decreased primarily due to our fixed-cost structure not being fully absorbed on lower revenue in 2016 when compared to 2015. Operating margins were 18% in the first quarter of 2016, unchanged from the fourth quarter of 2015, but down from 23% in the first quarter of 2015. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment was $44.1 million in the first quarter of 2016, a decrease of 22% from $56.6 million in the fourth quarter of 2015 compared to the average horizontal rig count that decreased 43% during that time. First quarter 2016 revenue decreased 41% from $75.1 million in the first quarter of 2015 compared to the average horizontal rig count that decreased 60% during that same time period. This significantly lower industry activity reduced demand for our products associated with land-based completion of oil wells in U.S. unconventional developments.

Operating income in the first quarter of 2016 was $4.1 million, an increase from a loss of $0.6 million in the fourth quarter of 2015 and a decrease from $9.9 million in the first quarter of 2015. The increase in sequential operating income was due to the charge of $7.9 million for severance and other charges recorded in the fourth quarter of 2015. The decrease in year-over-year operating income was primarily due to decreased revenue in 2016 caused by the continued reduction in activities and spending of our clients, primarily in North America. Operating margins were 9% in the first quarter of 2016, down from 13% in the same period of 2015 as a result of absorbing less of our fixed costs on lower revenue.

Reservoir Management

Revenue from the Reservoir Management segment was $8.0 million in the first quarter of 2016, a decrease of $3.4 million from the fourth quarter of 2015 and a decrease of $8.8 million from the first quarter of 2015. The decrease in 2016 when compared to 2015 is primarily due to the decrease of oil commodity prices and, as a result, greatly reduced or eliminated discretionary spending from our oil and gas clients. We continue to have interest in our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new joint-industry projects in the Williston Basin targeting the tight oil of the entire Three Forks sections and a study in the Appalachian Basin of the emerging Devonian shales in the liquids window.

Operating income in the first quarter of 2016 decreased to $0.5 million from $3.5 million during the fourth quarter of 2015 and $3.9 million during the first quarter of 2015. The decrease in the first quarter of 2016, when compared to each period in 2015, was due primarily to decreased revenue. We are still focused on our joint industry projects, including the Utica, Duvernay, Montney, Wilrich, Mississippi Lime and Central Atlantic studies and the Marcellus, Niobrara, Wolfcamp, Eaglebine and Eagle Ford plays. Operating margins were 6% in the first quarter of 2016, down from 31% in the fourth quarter of 2015, and 23% in the first quarter of 2015. Operating margins for Reservoir Management can fluctuate due to the sale of fully completed studies, which generate significant incremental margins.

                                                                    Return to Index

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures and our dividend and share repurchase programs. If necessary, we supplement this cash flow with borrowings under bank credit facilities to finance some capital expenditures, business acquisitions, or the repurchase of the Company's common shares. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2016, approximately $15.0 million of our $16.7 million of cash was held by our foreign subsidiaries.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015	2016/2015
Free cash flow calculation:
Net cash provided by operating activities	$46,097	$79,529	(42)%
Less: cash paid for capital expenditures	2,858	6,869	(58)%
Free cash flow	$43,239	$72,660	(40)%

The decrease in free cash flow for the first three months of 2016 compared to the same period in 2015 was primarily due to lower net income and less significant improvements in working capital, partially offset by lower capital expenditures.

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		% Change
	2016	2015	2016/2015
Cash provided by/(used in):
Operating activities	$46,097	$79,529	(42)%
Investing activities	(3,018)	(6,976)	(57)%
Financing activities	(48,908)	(76,766)	(36)%
Net change in cash and cash equivalents	$(5,829)	$(4,213)	38%

Cash flows from operating activities for the first three months of 2016 compared to the same period in 2015 decreased primarily due to lower net income and less significant improvements to working capital.

The decrease in cash flows used in investing activities during the first three months of 2016 compared to the same period in 2015 was primarily attributable to lower capital expenditures in 2016.

                                                                    Return to Index

Cash flows used in financing activities decreased for the first three months of 2016 compared to the same period in 2015. During the first three months of 2016, we decreased our debt by $25 million, as compared to increasing it by $17 million during the first three months of 2015. In the first three months of 2016, we repurchased 6,365 shares of our common stock for an aggregate purchase price of $0.7 million compared to the repurchase of 683,290 shares for an aggregate purchase price of $72.9 million during the same period in 2015.

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.8 million at March 31, 2016, resulting in an available borrowing capacity under the Credit Facility of $115.2 million. In addition to those items under the Credit Facility, we had $11.1 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2015 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2015 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods

                                                                    Return to Index

specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2015 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
January 30, 2016 (1)	210	$108.74	210	2,461,268
February 29, 2016 (1)	75	96.19	75	2,461,573
March 31, 2016 (1)	6,080	109.52	6,080	2,476,694
Total	6,365	$109.33	6,365

(1) All shares repurchased during the quarter were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3) We distributed 22,156 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2016.

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

CORE LABORATORIES N.V.

Date:	April 22, 2016	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index