Form 10-Q
period 2016-06-30
CORE LABORATORIES N V
filed 2016-07-22
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 21, 2016 was 44,106,302.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,778	$22,494
Accounts receivable, net of allowance for doubtful accounts of $2,940 and $4,136 at 2016 and 2015, respectively	111,752	145,689
Inventories	39,818	40,906
Prepaid expenses	10,912	12,053
Income taxes receivable	10,893	7,209
Other current assets	6,832	10,196
TOTAL CURRENT ASSETS	194,985	238,547
PROPERTY, PLANT AND EQUIPMENT, net	135,060	143,211
INTANGIBLES, net	9,700	10,041
GOODWILL	178,159	178,159
DEFERRED TAX ASSETS, net	9,537	11,693
OTHER ASSETS	44,665	43,607
TOTAL ASSETS	$572,106	$625,258
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$29,404	$33,474
Accrued payroll and related costs	34,512	36,475
Taxes other than payroll and income	6,714	9,495
Unearned revenue	11,114	14,101
Income taxes payable	1,352	1,733
Other current liabilities	13,119	25,480
TOTAL CURRENT LIABILITIES	96,215	120,758
LONG-TERM DEBT, net	208,237	430,987
DEFERRED COMPENSATION	43,570	43,478
DEFERRED TAX LIABILITIES, net	7,982	4,881
OTHER LONG-TERM LIABILITIES	49,151	48,853
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY (DEFICIT):
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,046,252 issued and 44,095,883 outstanding at 2016 and 44,350,002 issued and 42,375,905 outstanding at 2015	1,180	1,142
Additional paid-in capital	203,377	—
Retained earnings	204,287	219,207
Accumulated other comprehensive income (loss)	(11,605)	(10,538)
Treasury shares (at cost), 1,950,369 at 2016 and 1,974,097 at 2015	(235,388)	(238,875)
Total Core Laboratories N.V. shareholders' equity (deficit)	161,851	(29,064)
Non-controlling interest	5,100	5,365
TOTAL EQUITY (DEFICIT)	166,951	(23,699)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$572,106	$625,258

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2016	2015
	(Unaudited)
REVENUE:
Services	$118,172	$156,861
Product sales	29,897	47,028
Total revenue	148,069	203,889
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	83,349	98,462
Cost of product sales, exclusive of depreciation expense shown below	26,650	36,157
General and administrative expense, exclusive of depreciation expense shown below	11,139	12,634
Depreciation	6,531	6,752
Amortization	220	178
Other (income) expense, net	(47)	1,813
OPERATING INCOME	20,227	47,893
Interest expense	3,021	3,116
Income before income tax expense	17,206	44,777
Income tax expense	671	10,075
Net income	16,535	34,702
Net income (loss) attributable to non-controlling interest	(89)	76
Net income attributable to Core Laboratories N.V.	$16,624	$34,626
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.38	$0.81

Diluted earnings per share attributable to Core Laboratories N.V.	$0.38	$0.81

Cash dividends per share	$0.55	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43,297	42,790
Diluted	43,505	42,959

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
REVENUE:
Services	$240,942	$319,835
Product sales	60,774	97,697
Total revenue	301,716	417,532
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	168,643	201,257
Cost of product sales, exclusive of depreciation expense shown below	54,170	77,636
General and administrative expense, exclusive of depreciation expense shown below	22,189	25,308
Depreciation	13,158	13,097
Amortization	440	399
Other (income) expense, net	(51)	2,135
Severance and other charges	—	7,090
OPERATING INCOME	43,167	90,610
Interest expense	6,455	5,519
Income before income tax expense	36,712	85,091
Income tax expense	5,060	19,347
Net income	31,652	65,744
Net income (loss) attributable to non-controlling interest	(54)	(281)
Net income attributable to Core Laboratories N.V.	$31,706	$66,025
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.74	$1.53

Diluted earnings per share attributable to Core Laboratories N.V.	$0.74	$1.53

Cash dividends per share	$1.10	$1.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	42,839	43,063
Diluted	43,008	43,214

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$16,535	$34,702	$31,652	$65,744

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	(800)	735	(2,420)	(405)
Interest rate swap amounts reclassified to interest expense	211	245	424	488
Income taxes on derivatives	217	367	735	367
Total derivatives	(372)	1,347	(1,261)	450

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	—	(22)	—	(44)
Amortization to net income of prior service cost	(19)	(19)	(38)	(38)
Amortization to net income of actuarial loss	148	184	296	367
Income taxes on pension and other postretirement benefit plans	(32)	(36)	(64)	(73)
Total pension and other postretirement benefit plans	97	107	194	212

Total other comprehensive income (loss)	(275)	1,454	(1,067)	662
Comprehensive income	16,260	36,156	30,585	66,406
Comprehensive income (loss) attributable to non-controlling interest	(89)	76	(54)	(281)
Comprehensive income attributable to Core Laboratories N.V.	$16,349	$36,080	$30,639	$66,687

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,652	$65,744
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,087	10,477
Depreciation and amortization	13,598	13,496
Changes to value of life insurance policies	(497)	(657)
Deferred income taxes	(1,256)	2,534
Other non-cash items	(1,670)	1,415
Changes in assets and liabilities:
Accounts receivable	34,700	41,359
Inventories	805	(4,045)
Prepaid expenses and other current assets	(2,344)	(3,078)
Other assets	733	1,752
Accounts payable	(3,826)	(4,594)
Accrued expenses	(6,079)	(100)
Unearned revenue	(2,987)	3,749
Other long-term liabilities	(102)	(1,760)
Net cash provided by operating activities	73,814	126,292
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,302)	(12,310)
Patents and other intangibles	(99)	(512)
Business acquisition, net of cash acquired	—	(13,824)
Proceeds from sale of assets	539	833
Premiums on life insurance	(970)	(1,564)
Net cash used in investing activities	(5,832)	(27,377)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(258,676)	(27,000)
Proceeds from debt borrowings	34,000	91,000
Excess tax benefits from stock-based compensation	(284)	(315)
Debt financing costs	—	(279)
Non-controlling interest - dividend	(211)	—
Dividends paid	(46,626)	(47,508)
Repurchase of common shares	(1,112)	(115,583)
Issuance of common shares	197,211	—
Net cash used in financing activities	(75,698)	(99,685)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,716)	(770)
CASH AND CASH EQUIVALENTS, beginning of period	22,494	23,350
CASH AND CASH EQUIVALENTS, end of period	$14,778	$22,580

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

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

2.  INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Finished goods	$25,097	$25,778
Parts and materials	13,055	12,637
Work in progress	1,666	2,491
Total inventories	$39,818	$40,906

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

                                                                    Return to Index

4.  LONG-TERM DEBT

We have no capital lease obligations. Long-term debt is summarized in the following table (in thousands):

	June 30, 2016	December 31, 2015
Senior notes	$150,000	$150,000
Credit facility	60,000	283,000
Other indebtedness	567	2,244
Total debt	210,567	435,244
Less: Short-term debt included in other indebtedness	(567)	(2,244)
Less: Debt issuance costs	(1,763)	(2,013)
Long-term debt, net	$208,237	$430,987

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

On May 17, 2016 we completed a public offering of 1,475,000 shares of our common stock. The purchase price paid by the underwriter was $116.67 per share. On May 26, 2016, the underwriters exercised in full their option to purchase an additional 221,250 shares of common stock at the public offering price of $116.67 per share. The net proceeds from these issuances of common stock were approximately $197.2 million, after deducting underwriting discounts and offering expenses. The proceeds were used to repay a portion of the outstanding borrowings under our Credit Facility. At June 30, 2016, the outstanding balance on our Credit Facility was $60 million.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.2 million at June 30, 2016, resulting in an available borrowing capacity under the Credit Facility of $314.8 million. In addition to those items under the Credit Facility, we had $10 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2016.

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

The estimated fair value of total debt at June 30, 2016 and December 31, 2015 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

                                                                    Return to Index

5.  PENSION

Defined Benefit Plan

We provide a non-contributory defined benefit pension plan for substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Service cost	$375	$440	$733	$903
Interest cost	342	294	669	603
Expected return on plan assets	(287)	(243)	(562)	(499)
Amortization of transition asset	—	(22)	—	(44)
Amortization of prior service cost	(19)	(19)	(38)	(38)
Amortization of actuarial loss	148	184	296	367
Net periodic pension cost	$559	$634	$1,098	$1,292

During the six months ended June 30, 2016, we contributed approximately $1.1 million to fund the estimated 2016 premiums on investment contracts held by the Dutch Plan.

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

7.  EQUITY

During the three months ended June 30, 2016, we repurchased 3,799 of our common shares for $0.4 million. During the six months ended June 30, 2016, we repurchased 10,164 of our common shares for $1.1 million. These consisted of rights to shares that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 11,736 and 33,892 treasury shares upon vesting of stock-based awards during the three and six months ended June 30, 2016, respectively.

In February and May 2016, we paid quarterly dividends of $0.55 per share of common stock. In addition, on July 7, 2016, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on July 18, 2016 and payable on August 15, 2016.

On May 17, 2016 we completed a public offering of 1,475,000 shares of our common stock. The purchase price paid by the underwriter was $116.67 per share. On May 26, 2016, the underwriters exercised in full their option to purchase an additional 221,250 shares of common stock at the public offering price of $116.67 per share. The net proceeds from these issuances of common stock were approximately $197.2 million, after deducting underwriting discounts and offering expenses. The proceeds were used to repay a portion of the outstanding borrowings under our Credit Facility.

At the annual meeting of shareholders on May 19, 2016, our shareholders approved the cancellation of 1,250,000 shares of our common stock then held as treasury stock. This treasury stock will be cancelled on or about August 2, 2016, after the expiration of the waiting period required under Dutch law. In accordance with ASC 505-30-30-8, we will charge the excess of the cost of the treasury stock over its par value to additional paid-in capital.

                                                                    Return to Index

The following table summarizes our changes in equity for the six months ended June 30, 2016 (in thousands):

	Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2015	42,375,905	$1,142	$—	$219,207	$(10,538)	$(238,875)	$5,365	$(23,699)
Stock based-awards	33,892	—	6,488	—	—	4,599	—	11,087
Tax detriment of stock-based awards	—	—	(284)	—	—	—	—	(284)
Repurchase of common shares	(10,164)	—	—	—	—	(1,112)	—	(1,112)
Issuance of common shares	1,696,250	38	197,173	—	—	—	—	197,211
Dividends paid	—	—	—	(46,626)	—	—	—	(46,626)
Non-controlling interest dividends	—	—	—	—	—	—	(211)	(211)
Amortization of deferred pension costs, net of tax	—	—	—	—	194	—	—	194
Interest rate swaps, net of tax	—	—	—	—	(1,261)	—	—	(1,261)
Net income	—	—	—	31,706	—	—	(54)	31,652

June 30, 2016	44,095,883	$1,180	$203,377	$204,287	$(11,605)	$(235,388)	$5,100	$166,951

Accumulated other comprehensive income (loss) consisted of the following (in thousands, net of tax):

	June 30, 2016	December 31, 2015
Prior service cost	$632	$661
Unrecognized net actuarial loss	(9,978)	(10,201)
Fair value of derivatives	(2,259)	(998)
Total accumulated other comprehensive income (loss)	$(11,605)	$(10,538)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Weighted average basic common shares outstanding	43,297	42,790	42,839	43,063
Effect of dilutive securities:
Performance shares	127	104	105	86
Restricted stock	81	65	64	65
Weighted average diluted common and potential common shares outstanding	43,505	42,959	43,008	43,214

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sale of assets	$(122)	$(127)	$(488)	$(262)
Results of non-consolidated subsidiaries	(136)	(36)	(324)	(80)
Foreign exchange	433	1,002	1,212	1,842
Rents and royalties	(98)	(119)	(199)	(255)
Other, net	(124)	1,093	(252)	890
Total other (income) expense, net	$(47)	$1,813	$(51)	$2,135

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Angolan Kwanza	$43	$372	$505	$508
British Pound	247	(262)	475	112
Canadian Dollar	(47)	(51)	(48)	1,223
Euro	(40)	295	170	(760)
Nigerian Naira	148	180	158	319
Other currencies, net	82	468	(48)	440
Total (gain) loss, net	$433	$1,002	$1,212	$1,842

10.  INCOME TAX EXPENSE

The effective tax rate for the three months ended June 30, 2016 was 3.9% compared to 22.5% for the three months ended June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 13.8% compared to 22.7% for the same period in 2015. Income tax expense of $0.7 million in the second quarter of 2016 decreased by $9.4 million compared to $10.1 million in the same period in 2015, primarily in the United States as taxable income recognized in the United States decreased by $68.8 million in 2016 compared to 2015. No other jurisdiction in which we operate had a material change in income tax expense.

                                                                    Return to Index

During the second quarter of 2016, we settled a tax audit covering the years 2010 through 2012 that resulted in the release of reserves for uncertain tax positions in the amount of $0.9 million which contributed to the lower effective tax rate in the quarter.

11.  SEVERANCE AND OTHER CHARGES

In 2015, in response to reduced spending by our clients on their oil and gas fields as a result of lower commodity prices for crude oil and natural gas, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million in 2015, of which $7.1 million was recorded during the six months ended June 30, 2015. Approximately $1.5 million was accrued and remaining to be paid at June 30, 2016.

During the second quarter of 2016, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our cost reduction initiative which began in the first quarter of 2015, but no additional expenses associated with severance or asset impairments were recorded during the three or six months ended June 30, 2016.

12.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

Interest Rate Risk

Our Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. As a result of two interest rate swap agreements, we are subject to interest rate risk on debt in excess of $50 million drawn on our Credit Facility.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024. Each swap is measured at fair value and recorded in our Consolidated Balance Sheet as a liability. They are designated and qualify as cash flow hedging instruments. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss (AOCL) and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At June 30, 2016, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $10 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	June 30, 2016	December 31, 2015	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$851	$353	Other long-term liabilities
10 year interest rate swap	2,727	1,229	Other long-term liabilities
	$3,578	$1,582

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

                                                                    Return to Index

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$81	$98	$163	$195	Increase to interest expense
10 year interest rate swap	130	147	261	293	Increase to interest expense
	$211	$245	$424	$488

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

		Fair Value Measurement at
		June 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$23,176	$—	$23,176	$—
Liabilities:
Deferred compensation plan	$28,772	$—	$28,772	$—
5 year interest rate swap	851	—	851	—
10 year interest rate swap	2,727	—	2,727	—
	$32,350	$—	$32,350	$—

		Fair Value Measurement at
		December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$23,737	$—	$23,737	$—
Liabilities:
Deferred compensation plan	$29,155	$—	$29,155	$—
5 year interest rate swap	353	—	353	—
10 year interest rate swap	1,229	—	1,229	—
	$30,737	$—	$30,737	$—

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2016
Revenue from unaffiliated clients	$102,962	$39,149	$5,958	$—	$148,069
Inter-segment revenue	386	164	24	(574)	—
Segment operating income (loss)	19,209	755	422	(159)	20,227
Total assets (at end of period)	309,308	192,729	17,925	52,144	572,106
Capital expenditures	2,266	160	8	10	2,444
Depreciation and amortization	4,454	1,343	335	619	6,751
Three Months Ended June 30, 2015
Revenue from unaffiliated clients	$118,911	$70,589	$14,389	$—	$203,889
Inter-segment revenue	2,411	652	58	(3,121)	—
Segment operating income (loss)	30,944	14,376	3,452	(879)	47,893
Total assets (at end of period)	330,417	229,899	26,048	72,621	658,985
Capital expenditures	4,297	709	45	390	5,441
Depreciation and amortization	4,232	1,649	422	627	6,930
Six Months Ended June 30, 2016
Revenue from unaffiliated clients	$204,511	$83,294	$13,911	$—	$301,716
Inter-segment revenue	2,293	384	29	(2,706)	—
Segment operating income (loss)	37,429	4,896	909	(67)	43,167
Total assets (at end of period)	309,308	192,729	17,925	52,144	572,106
Capital expenditures	4,340	538	16	408	5,302
Depreciation and amortization	8,890	2,768	698	1,242	13,598
Six Months Ended June 30, 2015
Revenue from unaffiliated clients	$240,670	$145,734	$31,128	$—	$417,532
Inter-segment revenue	5,187	1,369	207	(6,763)	—
Segment operating income (loss)	59,474	24,299	7,318	(481)	90,610
Total assets (at end of period)	330,417	229,899	26,048	72,621	658,985
Capital expenditures	8,734	2,512	266	798	12,310
Depreciation and amortization	8,015	3,410	853	1,218	13,496
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

In May 2014, the FASB issued ASU 2014-09 ("Revenue from Contracts with Customers"), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (on July 9, 2015, the FASB deferred the implementation date for one year). Since the issuance of ASU 2014-09, the FASB has issued several amendments which clarify certain points in the new Topic 606 - Revenue from Contracts with Customers, including ASU 2016-08 ("Principal versus Agent Considerations - Reporting Revenue Gross versus Net"), ASU 2016-10 ("Identifying Performance Obligations and Licensing"), ASU 2016-11 ("Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting"), and ASU 2016-12 ("Narrow-Scope Improvements and Practical Expedients"). We anticipate adopting all of these standards at the same time. We are evaluating the impact that the adoption of these standards will have on our consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 ("Simplifying the Measurement of Inventory") to require the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this standard will have no material effect on our current consolidated financial statements.

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

                                                                    Return to Index

In June 2016, the FASB issued ASU 2016-13 ("Measurement of Credit Losses on Financial Instruments") which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years with early adoption permitted in fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2016 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report").

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2015 Annual Report and in Part II of this Quarterly Report, as well as the other reports filed by us with the Securities and Exchange Commission ("SEC").

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

During 2015, average crude oil prices decreased approximately 48% compared to 2014, which resulted in a significant decrease in activities and spending related to the exploration and production of oil and natural gas. Although crude oil prices showed some strengthening during the second quarter of 2016, with West Texas Intermediate ("WTI") increasing from $36.94 per barrel at March 31, 2016 to $48.27 per barrel at June 30, 2016, they are still well below prices from June 30, 2014 when WTI was $106.07 per barrel.

In North America, land-based activity continues to be the most significantly impacted by these lower commodity prices. The quarterly average rig count in North America has decreased 49% since December 31, 2015.

Outside of North America, activities associated with the exploration and production of oil and gas have also decreased from 2015 levels, although not as significantly as the land-based activities in North America. The quarterly average international rig count for the second quarter of 2016 is down approximately 19% from the same period in 2015. These reduced international activities have impacted most regions, except the Middle East, where we continue to see sustained levels for the second quarter of 2016.

We saw U.S. crude oil production continue its sharp decline in the second quarter of 2016 which we believe is an indication that the balancing of worldwide crude-oil markets is well underway. With the very steep decline curves associated with the unconventional tight oil reservoirs in the U.S., we now believe that U.S. supply growth rolled over in April of 2015 and that year-over-year crude-oil production in 2016 will be down several hundreds-of-thousands of barrels per day. Therefore, at current industry activity levels, U.S. crude oil production could continue to fall significantly throughout 2016, while worldwide oil production continues to stagnate or decrease slightly because the prior year's international production gains may not be sustainable over the long term. The net worldwide decline rate is predicated on sharper decline curve rates for tight-oil reservoirs and the significant decline in maintenance capital expenditures for the existing crude oil production base. Coupled with the continuing decline in global production and the continuing increase in global energy consumption, this should create a tight crude oil supply market beginning in the second half of 2016, which should lead to increased crude prices and industry activity levels worldwide. This expectation does not take into account any unanticipated demand or supply fluctuations caused by industry or geopolitical events.

Response to Decline in Oilfield Services Activities

In 2015, in response to reduced spending by our clients on their oil and gas fields as a result of lower commodity prices for crude oil and natural gas, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million in 2015, of which $7.1 million was recorded in the six months ended June 30, 2015. Approximately $1.5 million was accrued and remaining to be paid at June 30, 2016.

During the second quarter of 2016, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our cost reduction initiative which began in the first quarter of 2015, but no additional accruals or write-offs were recorded during the three or six months ended June 30, 2016.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended June 30,				$ Change	% Change
	2016		2015		2016/2015	2016/2015
REVENUE:
Services	$118,172	80%	$156,861	77%	$(38,689)	(25)%
Product sales	29,897	20%	47,028	23%	(17,131)	(36)%
Total revenue	148,069	100%	203,889	100%	(55,820)	(27)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	83,349	71%	98,462	63%	(15,113)	(15)%
Cost of product sales, exclusive of depreciation expense shown below*	26,650	89%	36,157	77%	(9,507)	(26)%
Total cost of services and product sales	109,999	74%	134,619	66%	(24,620)	(18)%
General and administrative expense	11,139	8%	12,634	6%	(1,495)	(12)%
Depreciation and amortization	6,751	5%	6,930	3%	(179)	(3)%
Other (income) expense, net	(47)	(1)%	1,813	2%	(1,860)	NM
Operating income	20,227	14%	47,893	23%	(27,666)	(58)%
Interest expense	3,021	2%	3,116	1%	(95)	(3)%
Income before income tax expense	17,206	12%	44,777	22%	(27,571)	(62)%
Income tax expense	671	1%	10,075	5%	(9,404)	(93)%
Net income	16,535	11%	34,702	17%	(18,167)	(52)%
Net income (loss) attributable to non-controlling interest	(89)	—%	76	—%	(165)	NM
Net income attributable to Core Laboratories N.V.	$16,624	11%	$34,626	17%	$(18,002)	(52)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Three Months Ended				$ Change	% Change
	Jun 30, 2016		Mar 31, 2016		2016/2015	2016/2015
REVENUE:
Services	$118,172	80%	$122,770	80%	$(4,598)	(4)%
Product sales	29,897	20%	30,877	20%	(980)	(3)%
Total revenue	148,069	100%	153,647	100%	(5,578)	(4)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	83,349	71%	85,294	69%	(1,945)	(2)%
Cost of product sales, exclusive of depreciation expense shown below*	26,650	89%	27,520	89%	(870)	(3)%
Total cost of services and product sales	109,999	74%	112,814	73%	(2,815)	(2)%
General and administrative expense	11,139	8%	11,050	7%	89	1%
Depreciation and amortization	6,751	5%	6,847	4%	(96)	(1)%
Other (income) expense, net	(47)	(1)%	(4)	1%	(43)	NM
Operating income	20,227	14%	22,940	15%	(2,713)	(12)%
Interest expense	3,021	2%	3,434	2%	(413)	(12)%
Income before income tax expense	17,206	12%	19,506	13%	(2,300)	(12)%
Income tax expense	671	1%	4,389	3%	(3,718)	(85)%
Net income	16,535	11%	15,117	10%	1,418	9%
Net income (loss) attributable to non-controlling interest	(89)	—%	35	—%	(124)	NM
Net income attributable to Core Laboratories N.V.	$16,624	11%	$15,082	10%	$1,542	10%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Six Months Ended June 30,				$ Change	% Change
	2016		2015		2016/2015	2016/2015
REVENUE:
Services	$240,942	80%	$319,835	77%	$(78,893)	(25)%
Product sales	60,774	20%	97,697	23%	(36,923)	(38)%
Total revenue	301,716	100%	417,532	100%	(115,816)	(28)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	168,643	70%	201,257	63%	(32,614)	(16)%
Cost of product sales, exclusive of depreciation expense shown below*	54,170	89%	77,636	79%	(23,466)	(30)%
Total cost of services and product sales	222,813	74%	278,893	67%	(56,080)	(20)%
General and administrative expense	22,189	7%	25,308	6%	(3,119)	(12)%
Depreciation and amortization	13,598	5%	13,496	3%	102	1%
Other (income), net	(51)	0%	2,135	0%	(2,186)	NM
Severance and other charges	—	0%	7,090	2%	(7,090)	NM
Operating income	43,167	14%	90,610	22%	(47,443)	(52)%
Interest expense	6,455	2%	5,519	1%	936	17%
Income before income tax expense	36,712	12%	85,091	20%	(48,379)	(57)%
Income tax expense	5,060	2%	19,347	5%	(14,287)	(74)%
Net income	31,652	10%	65,744	16%	(34,092)	(52)%
Net income (loss) attributable to non-controlling interest	(54)	(1)%	(281)	0%	227	(81)%
Net income attributable to Core Laboratories N.V.	$31,706	11%	$66,025	16%	$(34,319)	(52)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended June 30, 2016 Compared to the Three Months Ended March 31, 2016 and June 30, 2015 and for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Services Revenue

Services revenue decreased 3.7% to $118.2 million for the second quarter of 2016 from $122.8 million for the first quarter of 2016. Services revenue also decreased as compared to $156.9 million for the second quarter of 2015. The average rig count for the second quarter of 2016 was 19% and 35% lower than the average rig count during the first quarter of 2016 and the second quarter of 2015, respectively. During these same time periods however, our services revenue was down only 4% sequentially and 25% year-over-year, as demand for our analytical, diagnostic, and completion services was less impacted by the significant decrease in drilling activities. For the six months ended June 30, 2016, services revenue decreased 25% to $240.9 million as compared to $319.8 million for the same period of 2015. The average global rig count for the first half of 2016 fell by 39% compared to the same period in 2015, primarily driven by decreases in North America. Our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa and the eastern Mediterranean, kept services revenue from declining further.

Product Sales Revenue

Revenue associated with product sales decreased 3.2% to $29.9 million for the second quarter of 2016, from $30.9 million for the first quarter of 2016. Revenue associated with product sales also decreased as compared to $47 million for the second quarter of 2015. Our product sales revenue is primarily driven by sales in the North American market where the quarterly average rig count for the second quarter of 2016 declined 35% sequentially and declined 53% year-over-year; however, as a result of our differentiated well completion products in the market place, our revenue during the second quarter of 2016 decreased only 3% and 36% from our revenue for the first quarter of 2016 and second quarter of 2015, respectively. For the six months ended June 30, 2016, product sales revenue decreased 38% to $60.8 million compared to $97.7 million during the same period in 2015 where the average rig count in North America decreased by 56%.

                                                                    Return to Index

Cost of Services

Cost of services expressed as a percentage of services revenue increased to 71% for the three months ended June 30, 2016, compared to 69% and 63% for the three months ended March 31, 2016 and June 30, 2015, respectively. Cost of services expressed as a percentage of services revenue increased to 70% for the six months ended June 30, 2016, compared to 63% for the same period in 2015. These increases were primarily due to a reduced absorption rate of our fixed-cost structure across lower revenues in 2016.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue was 89% for the three months ended June 30, 2016, compared to 89% and 77% for the three months ended March 31, 2016 and June 30, 2015, respectively. Cost of product sales expressed as a percentage of product sales revenue increased to 89% for the six months ended June 30, 2016, compared to 79% for the same period in 2015. The increases were primarily due to a reduced absorption rate of our fixed-cost structure across lower revenue in 2016.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended June 30, 2016 was $11.1 million compared to $11.1 million and $12.6 million for the three months ended March 31, 2016 and June 30, 2015, respectively. G&A expense for the six months ended June 30, 2016 was $22.2 million compared to $25.3 million for the same period in 2015. The decreases are primarily due to lower compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2016 was $6.8 million compared to $6.8 million and $6.9 million for the three months ended March 31, 2016 and June 30, 2015, respectively. Depreciation and amortization expense for the six months ended June 30, 2016 was $13.6 million compared to $13.5 million for the same period in 2015.

Severance and Other Charges

In 2015, in response to reduced spending by our clients on their oil and gas fields as a result of lower commodity prices for crude oil and natural gas, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million in 2015, of which $7.1 million was recorded during the six months ended June 30, 2015. Approximately $1.5 million was accrued and remaining to be paid at June 30, 2016.

During the second quarter of 2016, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our cost reduction initiative which began in the first quarter of 2015, but no additional expenses associated with severance or asset impairments were recorded during the three or six months ended June 30, 2016.

                                                                    Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Sale of assets	$(122)	$(127)	$(488)	$(262)
Results of non-consolidated subsidiaries	(136)	(36)	(324)	(80)
Foreign exchange	433	1,002	1,212	1,842
Rents and royalties	(98)	(119)	(199)	(255)
Other, net	(124)	1,093	(252)	890
Total other (income) expense, net	$(47)	$1,813	$(51)	$2,135

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Angolan Kwanza	$43	$372	$505	$508
British Pound	247	(262)	475	112
Canadian Dollar	(47)	(51)	(48)	1,223
Euro	(40)	295	170	(760)
Nigerian Naira	148	180	158	319
Other currencies, net	82	468	(48)	440
Total (gain) loss, net	$433	$1,002	$1,212	$1,842

Interest Expense

Interest expense for the three months ended June 30, 2016 was $3.0 million compared to $3.4 million and $3.1 million for the three months ended March 31, 2016 and June 30, 2015, respectively. Interest expense for the six months ended June 30, 2016 was $6.5 million compared to $5.5 million for the same period in 2015. Interest expense was higher in the first half of 2016 due to the increased borrowings on our Credit Facility during the last half of 2015 and the first quarter of 2016, prior to repayments in the second quarter of 2016.

Income Tax Expense

The effective tax rate for the three months ended June 30, 2016 was 3.9% compared to 22.5% for both the three months ended March 31, 2016 and June 30, 2015. The effective tax rate for the six months ended June 30, 2016 was 13.8% compared to 22.7% for the same period in 2015. Income tax expense of $0.7 million in the second quarter of 2016 decreased by $9.4 million compared to $10.1 million in the same period in 2015, primarily in the United States as taxable income recognized in the United States decreased by $68.8 million in 2016 compared to 2015. No other jurisdiction in which we operate had a material change in income tax expense.

During the second quarter of 2016, we settled a tax audit covering the years 2010 through 2012 that resulted in the release of reserves for uncertain tax positions in the amount of $0.9 million which contributed to the lower effective tax rate in the quarter.

Segment Analysis

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management. The following tables summarize our results by segment for the three and six months ended June 30, 2016 and 2015 and March 31, 2016 (in thousands):

                                                                    Return to Index

	Three Months Ended June 30,		$ Change	% Change	Three Months Ended March 31,	$ Change	% Change
	2016	2015	2016/2015	2016/2015	2016	Q2/Q1	Q2/Q1
Revenue:
Reservoir Description	$102,962	$118,911	$(15,949)	(13)%	$101,549	$1,413	1%
Production Enhancement	39,149	70,589	(31,440)	(45)%	44,145	(4,996)	(11)%
Reservoir Management	5,958	14,389	(8,431)	(59)%	7,953	(1,995)	(25)%
Consolidated	$148,069	$203,889	$(55,820)	(27)%	$153,647	$(5,578)	(4)%
Operating income (loss):
Reservoir Description	$19,209	$30,944	$(11,735)	(38)%	$18,220	$989	5%
Production Enhancement	755	14,376	(13,621)	(95)%	4,141	(3,386)	(82)%
Reservoir Management	422	3,452	(3,030)	(88)%	487	(65)	(13)%
Corporate and Other[1]	(159)	(879)	720	NM	92	(251)	NM
Consolidated	$20,227	$47,893	$(27,666)	(58)%	$22,940	$(2,713)	(12)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Six Months Ended June 30,		$ Change	% Change
	2016	2015	2016/2015	2016/2015
Revenue:	(Unaudited)
Reservoir Description	$204,511	$240,670	$(36,159)	(15)%
Production Enhancement	83,294	145,734	(62,440)	(43)%
Reservoir Management	13,911	31,128	(17,217)	(55)%
Consolidated	$301,716	$417,532	$(115,816)	(28)%
Operating income (loss):
Reservoir Description	$37,429	$59,474	$(22,045)	(37)%
Production Enhancement	4,896	24,299	(19,403)	(80)%
Reservoir Management	909	7,318	(6,409)	(88)%
Corporate and Other[1]	(67)	(481)	414	NM
Consolidated	$43,167	$90,610	$(47,443)	(52)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment was $103.0 million in the second quarter of 2016, an increase of 1% from $101.5 million in the first quarter of 2016 and a decrease of 13% from $118.9 million in the second quarter of 2015. For the six months ended June 30, 2016, revenue decreased $36.2 million to $204.5 million, compared to the same period in
2015. This segment’s operations continue to work on large-scale, long-term crude-oil and liquefied natural gas projects with an emphasis on deepwater developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the Eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

                                                                    Return to Index

Operating income was $19.2 million in the second quarter of 2016, an increase of 5% compared to $18.2 million in the first quarter of 2016 and a decrease of 38% compared to $30.9 million in the second quarter of 2015. The improvement sequentially is the result of Core's cost reduction programs which continue to right-size expense levels. The decrease year-over-year was primarily due to our fixed-cost structure not being fully absorbed on lower revenue in 2016 when compared to 2015. Operating income for the six months ended June 30, 2016 decreased to $37.4 million compared to $59.5 million for the same period in 2015 primarily due to lower revenue. Operating margins improved to 19% in the second quarter of 2016, compared to 18% in the first quarter of 2016, but were down from 26% in the second quarter of 2015. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment was $39.1 million in the second quarter of 2016, a decrease of 11% from $44.1 million in the first quarter of 2016 and a decrease of 45% from $70.6 million in the second quarter of 2015. Quarterly average rig count for North America decreased 35% and 53% during those same time periods, respectively. Revenue decreased 43% to $83.3 million for the six months ended June 30, 2016 compared to $145.7 million for the same period in 2015. The average rig count for North America for the first half of 2016 decreased 56% from the same period in 2015. The significantly lower industry activity has reduced demand for our products associated with completion of oil wells in U.S. unconventional developments.

Operating income in the second quarter of 2016 was $0.8 million, a decrease from $4.1 million in the first quarter of 2016 and $14.4 million in the second quarter of 2015. The decrease in year-over-year operating income was primarily due to decreased revenue in 2016 caused by the continued reduction in activities and spending of our clients, primarily in North America. For the six months ended June 30, 2016, operating income decreased to $4.9 million from $24.3 million for the same period in 2015. This decrease was due to decreased revenue in 2016. Operating margins were 2% in the second quarter of 2016, down from 9% and 20% in the first quarter of 2016 and the second quarter of 2015, respectively, as a result of absorbing less of our fixed costs on lower revenue.

Reservoir Management

Revenue from the Reservoir Management segment was $6.0 million in the second quarter of 2016, a decrease of $2.0 million from the first quarter of 2016 and a decrease of $8.4 million from the second quarter of 2015. Revenue for the six months ended June 30, 2016 decreased to $13.9 million compared to $31.1 million for the same period in 2015. The decrease in 2016 when compared to 2015 is primarily due to the decrease of oil commodity prices which, as a result, greatly reduced or eliminated discretionary spending from our oil and gas clients. The spending cut backs in the Canadian oil sands have negatively impacted sales of Reservoir Management's instrumentation. We continue to have interest in our existing multi-client reservoir studies such as the Duvernay Shale Project in Canada and the Tight Oil Reservoirs of the Midland Basin study as well as our new joint-industry projects in the Williston Basin targeting the tight oil of the entire Three Forks sections and a study in the Appalachian Basin of the emerging Devonian shales in the liquids window.

Operating income in the second quarter of 2016 decreased to $0.4 million from $0.5 million during the first quarter of 2016 and $3.5 million during the second quarter of 2015. For the six months ended June 30, 2016, operating income was $0.9 million compared to $7.3 million for the same period in 2015. These decreases were due primarily to decreased revenue. We are still focused on our joint industry projects, including studies in the Permian Basin and Marcellus and Haynesville plays. Outside of North America, clients continued to purchase databases related to recent industry activity in Surinam and Guyana and the Company's Central Atlantic Margin Study, which encompasses Senegal and Guinea Bissau. Operating margins were 7% in the second quarter of 2016, up from 6% in the first quarter of 2016, but down from 24% in the second quarter of 2015. Operating margins for Reservoir Management can fluctuate due to the sale of fully completed studies, which generate significant incremental margins.

                                                                    Return to Index

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures and our dividend and share repurchase programs. If necessary, we supplement this cash flow with borrowings under bank credit facilities to finance some capital expenditures, business acquisitions, or the repurchase of the Company's common shares. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2016, approximately $13.8 million of our $14.8 million of cash was held by our foreign subsidiaries.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		% Change
	2016	2015	2016/2015
Free cash flow calculation:
Net cash provided by operating activities	$73,814	$126,292	(42)%
Less: cash paid for capital expenditures	5,302	12,310	(57)%
Free cash flow	$68,512	$113,982	(40)%

The decrease in free cash flow for the first six months of 2016 compared to the same period in 2015 was primarily due to lower net income and less significant improvements in working capital, partially offset by lower capital expenditures.

Cash Flows

The following table summarizes cash flows for the six months ended June 30, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		% Change
	2016	2015	2016/2015
Cash provided by/(used in):
Operating activities	$73,814	$126,292	(42)%
Investing activities	(5,832)	(27,377)	79%
Financing activities	(75,698)	(99,685)	24%
Net change in cash and cash equivalents	$(7,716)	$(770)	(902)%

Cash flows from operating activities for the first six months of 2016 compared to the same period in 2015 decreased primarily due to lower net income and less significant improvements to working capital.

The decrease in cash flows used in investing activities during the first six months of 2016 compared to the same period in 2015 was primarily attributable to an acquisition in 2015 as well as lower capital expenditures in 2016.

                                                                    Return to Index

Cash flows used in financing activities decreased for the first six months of 2016 compared to the same period in 2015. In the first six months of 2016, we issued 1,696,250 shares of our common stock for net proceeds of $197.2 million, after deducting underwriting discounts and offering expenses. During the first six months of 2016, we decreased our debt by $225 million, as compared to increasing it by $64 million during the first six months of 2015. In the first six months of 2016, we repurchased 10,164 shares of our common stock for an aggregate purchase price of $1.1 million compared to the repurchase of 1,043,022 shares for an aggregate purchase price of $115.8 million during the same period in 2015.

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

On May 17, 2016 we completed a public offering of 1,475,000 shares of our common stock. The purchase price paid by the underwriter was $116.67 per share. On May 26, 2016, the underwriters exercised in full their option to purchase an additional 221,250 shares of common stock at the public offering price of $116.67 per share. The net proceeds from these issuances of common stock were approximately $197.2 million, after deducting underwriting discounts and offering expenses. The proceeds were used to repay a portion of the outstanding borrowings under our Credit Facility. At June 30, 2016, the outstanding balance on our Credit Facility was $60 million.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.2 million at June 30, 2016, resulting in an available borrowing capacity under the Credit Facility of $314.8 million. In addition to those items under the Credit Facility, we had $10 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2016.

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

Other Matters

Several months ago, there were news reports related to Unaoil, a Monaco based company, and activities Unaoil may have engaged in related to international projects involving several global companies, including Core Lab. It has also been reported that the U.S. Department of Justice ("DOJ") is conducting an investigation of Unaoil related to the information reported in these news articles. The DOJ contacted the Company in connection with that investigation, and the Company will cooperate with the DOJ.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three and six months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
April 30, 2016 (1)	3,599	$108.31	—	2,484,181
May 31, 2016 (1)	200	133.66	—	2,654,256
June 30, 2016 (1)	—	—	—	2,654,256
Total	3,799	$109.64	—

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
(3) We distributed 11,736 treasury shares upon vesting of stock-based awards during the three months ended June 30, 2016.

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

CORE LABORATORIES N.V.

Date:	July 22, 2016	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index