Form 10-Q
period 2016-09-30
CORE LABORATORIES N V
filed 2016-10-21
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 20, 2016 was 44,109,761.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2016	December 31, 2015
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$17,219	$22,494
Accounts receivable, net of allowance for doubtful accounts of $3,146 and $4,136 at 2016 and 2015, respectively	108,520	145,689
Inventories	37,339	40,906
Prepaid expenses	8,971	12,053
Income taxes receivable	6,374	7,209
Other current assets	6,931	10,196
TOTAL CURRENT ASSETS	185,354	238,547
PROPERTY, PLANT AND EQUIPMENT, net	131,210	143,211
INTANGIBLES, net	10,019	10,041
GOODWILL	179,044	178,159
DEFERRED TAX ASSETS, net	9,793	11,693
OTHER ASSETS	46,718	43,607
TOTAL ASSETS	$562,138	$625,258
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$32,201	$33,474
Accrued payroll and related costs	23,541	36,475
Taxes other than payroll and income	6,816	9,495
Unearned revenue	12,990	14,101
Income taxes payable	5,596	1,733
Other current liabilities	12,398	25,480
TOTAL CURRENT LIABILITIES	93,542	120,758
LONG-TERM DEBT, net	206,363	430,987
DEFERRED COMPENSATION	45,977	43,478
DEFERRED TAX LIABILITIES, net	5,859	4,881
OTHER LONG-TERM LIABILITIES	47,600	48,853
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY (DEFICIT):
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,100,116 outstanding at 2016 and 44,350,002 issued and 42,375,905 outstanding at 2015	1,148	1,142
Additional paid-in capital	62,479	—
Retained earnings	196,760	219,207
Accumulated other comprehensive income (loss)	(11,253)	(10,538)
Treasury shares (at cost), 696,136 at 2016 and 1,974,097 at 2015	(91,545)	(238,875)
Total Core Laboratories N.V. shareholders' equity (deficit)	157,589	(29,064)
Non-controlling interest	5,208	5,365
TOTAL EQUITY (DEFICIT)	162,797	(23,699)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$562,138	$625,258

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2016	2015
	(Unaudited)
REVENUE:
Services	$114,137	$150,128
Product sales	29,346	47,137
Total revenue	143,483	197,265
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	80,419	94,117
Cost of product sales, exclusive of depreciation expense shown below	26,734	34,933
General and administrative expense, exclusive of depreciation expense shown below	8,406	12,155
Depreciation	6,548	6,695
Amortization	176	215
Other (income) expense, net	(288)	2,332
OPERATING INCOME	21,488	46,818
Interest expense	2,569	3,471
Income before income tax expense	18,919	43,347
Income tax expense	2,081	9,753
Net income	16,838	33,594
Net income (loss) attributable to non-controlling interest	108	190
Net income attributable to Core Laboratories N.V.	$16,730	$33,404
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.38	$0.79

Diluted earnings per share attributable to Core Laboratories N.V.	$0.38	$0.78

Cash dividends per share	$0.55	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,110	42,517
Diluted	44,320	42,685

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
REVENUE:
Services	$355,079	$469,963
Product sales	90,120	144,834
Total revenue	445,199	614,797
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	249,062	295,374
Cost of product sales, exclusive of depreciation expense shown below	80,904	112,569
General and administrative expense, exclusive of depreciation expense shown below	30,595	37,463
Depreciation	19,706	19,792
Amortization	616	614
Other (income) expense, net	(339)	4,467
Severance and other charges	—	7,090
OPERATING INCOME	64,655	137,428
Interest expense	9,024	8,990
Income before income tax expense	55,631	128,438
Income tax expense	7,141	29,100
Net income	48,490	99,338
Net income (loss) attributable to non-controlling interest	54	(91)
Net income attributable to Core Laboratories N.V.	$48,436	$99,429
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.12	$2.32

Diluted earnings per share attributable to Core Laboratories N.V.	$1.11	$2.31

Cash dividends per share	$1.65	$1.65
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43,265	42,879
Diluted	43,450	43,038

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$16,838	$33,594	$48,490	$99,338

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	199	(1,475)	(2,221)	(1,880)
Interest rate swap amounts reclassified to interest expense	207	246	631	734
Income taxes on derivatives	(150)	455	585	822
Total derivatives	256	(774)	(1,005)	(324)

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of transition asset	—	(22)	—	(66)
Amortization to net income of prior service cost	(20)	(21)	(58)	(59)
Amortization to net income of actuarial loss	148	181	444	548
Income taxes on pension and other postretirement benefit plans	(32)	(33)	(96)	(106)
Total pension and other postretirement benefit plans	96	105	290	317

Total other comprehensive income (loss)	352	(669)	(715)	(7)
Comprehensive income	17,190	32,925	47,775	99,331
Comprehensive income (loss) attributable to non-controlling interest	108	190	54	(91)
Comprehensive income attributable to Core Laboratories N.V.	$17,082	$32,735	$47,721	$99,422

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,490	$99,338
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	16,762	15,964
Depreciation and amortization	20,322	20,406
Changes to value of life insurance policies	(505)	2,190
Deferred income taxes	(3,910)	(3,445)
Other non-cash items	(1,226)	1,259
Changes in assets and liabilities:
Accounts receivable	37,610	43,775
Inventories	2,995	(138)
Prepaid expenses and other current assets	4,029	8,039
Other assets	(128)	2,061
Accounts payable	(3,023)	(10,864)
Accrued expenses	(13,017)	(8,582)
Unearned revenue	(1,111)	2,909
Other long-term liabilities	1,396	(3,142)
Net cash provided by operating activities	108,684	169,770
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,740)	(18,276)
Patents and other intangibles	(205)	(1,502)
Business acquisition, net of cash acquired	(1,242)	(13,824)
Proceeds from sale of assets	705	1,193
Premiums on life insurance	(2,015)	(2,210)
Net cash used in investing activities	(10,497)	(34,619)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(290,226)	(49,693)
Proceeds from debt borrowings	63,000	120,000
Excess tax benefits from stock-based compensation	(187)	180
Debt financing costs	—	(339)
Non-controlling interest - dividend	(211)	—
Dividends paid	(70,883)	(70,933)
Repurchase of common shares	(2,157)	(139,255)
Issuance of common shares	197,202	—
Net cash used in financing activities	(103,462)	(140,040)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,275)	(4,889)
CASH AND CASH EQUIVALENTS, beginning of period	22,494	23,350
CASH AND CASH EQUIVALENTS, end of period	$17,219	$18,461

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

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

2.  INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Finished goods	$23,863	$25,778
Parts and materials	11,929	12,637
Work in progress	1,547	2,491
Total inventories	$37,339	$40,906

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

                                                                    Return to Index

4.  LONG-TERM DEBT

We have no capital lease obligations. Long-term debt is summarized in the following table (in thousands):

	September 30, 2016	December 31, 2015
Senior notes	$150,000	$150,000
Credit facility	58,000	283,000
Other indebtedness	18	2,244
Total debt	208,018	435,244
Less: Short-term debt included in other indebtedness	(18)	(2,244)
Less: Debt issuance costs	(1,637)	(2,013)
Long-term debt, net	$206,363	$430,987

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

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.7 million at September 30, 2016, resulting in an available borrowing capacity under the Credit Facility of $316.3 million. In addition to those items under the Credit Facility, we had $9.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2016.

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

The estimated fair value of total debt at September 30, 2016 and December 31, 2015 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

5.  PENSION

Defined Benefit Plan

We provide a non-contributory defined benefit pension plan for substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three and nine months ended September 30, 2016 and 2015 (in thousands):

                                                                    Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Service cost	$364	$453	$1,097	$1,356
Interest cost	332	301	1,001	904
Expected return on plan assets	(279)	(249)	(841)	(748)
Amortization of transition asset	—	(22)	—	(66)
Amortization of prior service cost	(20)	(21)	(58)	(59)
Amortization of actuarial loss	148	181	444	548
Net periodic pension cost	$545	$643	$1,643	$1,935

During the nine months ended September 30, 2016, we contributed $1.1 million to fund the estimated 2016 premiums on investment contracts held by the Dutch Plan.

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

7.  EQUITY

During the three months ended September 30, 2016, we repurchased 24,795 of our common shares for $2.8 million. Included in this total were rights to 8,795 shares valued at $1.0 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the nine months ended September 30, 2016, we repurchased 34,959 of our common shares for $3.9 million. Included in this total were rights to 18,959 shares valued at $2.2 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 29,028 and 62,920 treasury shares upon vesting of stock-based awards during the three and nine months ended September 30, 2016, respectively.

In February, May and August 2016, we paid quarterly dividends of $0.55 per share of common stock. In addition, on October 11, 2016, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on October 21, 2016 and payable on November 22, 2016.

On May 17, 2016 we completed a public offering of 1,475,000 shares of our common stock. The purchase price paid by the underwriter was $116.67 per share. On May 26, 2016, the underwriter exercised in full its option to purchase an additional 221,250 shares of common stock at the public offering price of $116.67 per share bringing the total shares issued from the offering to 1,696,250. The net proceeds from these issuances of common stock were $197.2 million, after deducting underwriting discounts and offering expenses. The proceeds were used to repay a portion of the outstanding borrowings under our Credit Facility.

At the annual meeting of shareholders on May 19, 2016, our shareholders approved the cancellation of 1,250,000 shares of our common stock then held as treasury stock. This treasury stock was cancelled on August 2, 2016, after the expiration of the waiting period required under Dutch law. In accordance with ASC 505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital.

                                                                    Return to Index

The following table summarizes our changes in equity for the nine months ended September 30, 2016 (in thousands, except share data):

	Shares Outstanding	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2015	42,375,905	$1,142	$—	$219,207	$(10,538)	$(238,875)	$5,365	$(23,699)
Stock based-awards	62,920	—	8,457	—	—	8,305	—	16,762
Tax detriment of stock-based awards	—	—	(187)	—	—	—	—	(187)
Repurchase of common shares	(34,959)	—	—	—	—	(3,962)	—	(3,962)
Issuance of common shares	1,696,250	38	197,164	—	—	—	—	197,202
Dividends paid	—	—	—	(70,883)	—	—	—	(70,883)
Cancellation of treasury shares	—	(32)	(142,955)	—	—	142,987	—	—
Non-controlling interest dividends	—	—	—	—	—	—	(211)	(211)
Amortization of deferred pension costs, net of tax	—	—	—	—	290	—	—	290
Interest rate swaps, net of tax	—	—	—	—	(1,005)	—	—	(1,005)
Net income	—	—	—	48,436	—	—	54	48,490

September 30, 2016	44,100,116	$1,148	$62,479	$196,760	$(11,253)	$(91,545)	$5,208	$162,797

Accumulated other comprehensive income (loss) consisted of the following (in thousands, net of tax):

	September 30, 2016	December 31, 2015
Prior service cost	$618	$661
Unrecognized net actuarial loss	(9,868)	(10,201)
Fair value of derivatives	(2,003)	(998)
Total accumulated other comprehensive income (loss)	$(11,253)	$(10,538)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Weighted average basic common shares outstanding	44,110	42,517	43,265	42,879
Effect of dilutive securities:
Performance shares	147	114	119	95
Restricted stock	63	54	66	64
Weighted average diluted common and potential common shares outstanding	44,320	42,685	43,450	43,038

9. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sale of assets	$(56)	$(100)	$(544)	$(362)
Results of non-consolidated subsidiaries	(126)	(131)	(450)	(211)
Foreign exchange	220	2,612	1,432	4,454
Rents and royalties	(105)	(115)	(304)	(370)
Other, net	(221)	66	(473)	956
Total other (income) expense, net	$(288)	$2,332	$(339)	$4,467

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Angolan Kwanza	$(32)	$311	$473	$819
British Pound	39	173	514	285
Canadian Dollar	(6)	549	(54)	1,772
Euro	45	615	215	(145)
Indonesian Rupiah	(56)	219	(168)	381
Malaysian Ringgit	25	361	22	533
Nigerian Naira	273	238	431	557
Other currencies, net	(68)	146	(1)	252
Total (gain) loss, net	$220	$2,612	$1,432	$4,454

                                                                    Return to Index

10.  INCOME TAX EXPENSE

The effective tax rate for the three months ended September 30, 2016 was 11.0% compared to 22.5% for the three months ended September 30, 2015. The effective tax rate for the nine months ended September 30, 2016 was 12.8% compared to 22.7% for the same period in 2015. Income tax expense of $2.1 million in the third quarter of 2016 decreased by $7.7 million compared to $9.8 million in the same period in 2015, primarily in the United States as taxable income recognized in the United States decreased by $18.2 million in the third quarter of 2016 compared to 2015. No other jurisdiction in which we operate had a material change in income tax expense.

11.  SEVERANCE AND OTHER CHARGES

In 2015 and throughout 2016, in response to reduced spending by our clients on their oil and gas fields as a result of lower commodity prices for crude oil and natural gas, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million in 2015, of which $7.1 million was recorded during the nine months ended September 30, 2015. At September 30, 2016, $0.6 million was accrued and remaining to be paid.

During the third quarter of 2016, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our cost reduction initiative which began in the first quarter of 2015, but no additional expenses associated with severance or asset impairments were recorded during the three or nine months ended September 30, 2016.

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

At September 30, 2016, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $8 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	September 30, 2016	December 31, 2015	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$651	$353	Other long-term liabilities
10 year interest rate swap	2,521	1,229	Other long-term liabilities
	$3,172	$1,582

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

                                                                    Return to Index

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$79	$98	$242	$293	Increase to interest expense
10 year interest rate swap	128	148	389	441	Increase to interest expense
	$207	$246	$631	$734

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

		Fair Value Measurement at
		September 30, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$25,010	$—	$25,010	$—
Liabilities:
Deferred compensation plan	$31,018	$—	$31,018	$—
5 year interest rate swap	651	—	651	—
10 year interest rate swap	2,521	—	2,521	—
	$34,190	$—	$34,190	$—

		Fair Value Measurement at
		December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$23,737	$—	$23,737	$—
Liabilities:
Deferred compensation plan	$29,155	$—	$29,155	$—
5 year interest rate swap	353	—	353	—
10 year interest rate swap	1,229	—	1,229	—
	$30,737	$—	$30,737	$—

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

•
Production Enhancement: Includes services and products relating to reservoir well completions, perforations, stimulations and production. We provide integrated diagnostic services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2016
Revenue from unaffiliated clients	$100,267	$37,552	$5,664	$—	$143,483
Inter-segment revenue	761	179	36	(976)	—
Segment operating income (loss)	20,395	1,121	(125)	97	21,488
Total assets (at end of period)	308,739	187,846	16,116	49,437	562,138
Capital expenditures	2,012	318	8	100	2,438
Depreciation and amortization	4,455	1,294	327	648	6,724
Three Months Ended September 30, 2015
Revenue from unaffiliated clients	$117,943	$64,918	$14,404	$—	$197,265
Inter-segment revenue	1,770	140	37	(1,947)	—
Segment operating income (loss)	30,338	11,367	4,796	317	46,818
Total assets (at end of period)	334,892	210,209	24,320	65,684	635,105
Capital expenditures	5,224	309	7	426	5,966
Depreciation and amortization	4,287	1,614	401	608	6,910
Nine Months Ended September 30, 2016
Revenue from unaffiliated clients	$304,778	$120,846	$19,575	$—	$445,199
Inter-segment revenue	3,054	563	65	(3,682)	—
Segment operating income (loss)	57,824	6,017	784	30	64,655
Total assets (at end of period)	308,739	187,846	16,116	49,437	562,138
Capital expenditures	6,352	856	24	508	7,740
Depreciation and amortization	13,345	4,062	1,025	1,890	20,322
Nine Months Ended September 30, 2015
Revenue from unaffiliated clients	$358,613	$210,652	$45,532	$—	$614,797
Inter-segment revenue	6,957	1,509	244	(8,710)	—
Segment operating income (loss)	89,812	35,666	12,114	(164)	137,428
Total assets (at end of period)	334,892	210,209	24,320	65,684	635,105
Capital expenditures	13,958	2,821	273	1,224	18,276
Depreciation and amortization	12,302	5,024	1,254	1,826	20,406
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

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2016 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the "2015 Annual Report").

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

•
Production Enhancement: Includes services and products relating to reservoir well completions, perforations, stimulations and production. We provide integrated diagnostic services to evaluate the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

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

During 2015, average crude oil prices decreased 48% compared to 2014, which resulted in a significant decrease in activities and spending related to the exploration and production of oil and natural gas. Although crude oil prices showed some strengthening during 2016, with West Texas Intermediate ("WTI") increasing from $37.13 per barrel at December 31, 2015 to $47.72 per barrel at September 30, 2016, the average price during the first nine months of 2015 and 2016 was $50.94 and $41.35, respectively, a 19% decrease.

In North America, land-based activity continues to be the most significantly impacted by these lower commodity prices, as the average land-based rig count for the third quarter of 2016 decreased 45% from the same period of 2015. However, the average land-based rig count in North America increased 16% sequentially, responding to some stability and improvement in the commodity prices during the quarter. During the quarter, however, the number of completions declined according to information provided by the U.S. Energy Information Administration ("EIA").

Outside of North America, activities associated with the exploration and production of oil and gas have also decreased from 2015 levels, although not as significantly as the land-based activities in North America. The average international rig count for the third quarter of 2016 is down 17% from the same period in 2015. These reduced international activities have impacted most regions, except the Middle East, where we continued to see sustained levels for the third quarter of 2016.

We believe the anticipated "V-shaped" worldwide commodity recovery has begun. One indication is that several U.S.-based operators continue to announce rig additions. Further, global demand for hydrocarbon-based energy continues to increase, while worldwide crude oil supply peaked in the second half of 2015 and began a decline that we believe will continue through all of 2016 and 2017. We have observed that U.S. oil production peaked at approximately 9,700,000 barrels of oil per day ("BOPD") in March 2015 and has fallen since then by an estimated 1,300,000 BOPD, with decreases of 450,000 BOPD in 2015 and another 850,000 BOPD so far in 2016.

At current activity levels, we predict 2016 U.S. onshore oil production will fall more than 1,100,000 BOPD which may be somewhat offset by deepwater Gulf of Mexico ("GOM") gains of approximately 100,000 BOPD (significantly lower than previously projected), yielding a U.S. net decline of 1,000,000 BOPD and an updated net decline curve rate of approximately 11%. Based on currently available worldwide crude oil production data, coupled with internal Core Lab data, we estimate that the net worldwide annual crude oil production decline rate is approximately 3.3%. That is supported by recent International Energy Agency ("IEA") reports that worldwide crude oil production continued to fall through the third quarter of 2016 and by recent bullish U.S. inventory trends. In addition to the U.S. decline, we expect 2016 production declines in Angola, China, Colombia, Indonesia, Iraq, Mexico, Nigeria, and Venezuela, among others. China recently reported a year-over-year production decline of 10% to less than 3,900,000 BOPD, nearing a six-year low.

The net worldwide decline rate is predicated on sharper decline curve rates for tight-oil reservoirs and a significant reduction of maintenance capital expenditures for the existing crude oil production base. These factors, together with the continuing decline in global production, recent Organization of the Petroleum Exporting Countries ("OPEC") action, the accelerated decline in U.S.-based inventories, and the continuing increase in global energy consumption are creating a tighter crude oil supply market and are expected to result in increasing crude prices and industry activity levels worldwide. This expectation does not take into account any unanticipated demand or supply fluctuations caused by industry or geopolitical events.

Response to Decline in Oilfield Services Activities

In 2015 and throughout 2016, in response to reduced spending by our clients on their oil and gas fields as a result of lower commodity prices for crude oil and natural gas, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million in 2015, of which $7.1 million was recorded in the nine months ended September 30, 2015. At September 30, 2016, $0.6 million was accrued and remaining to be paid.

During the third quarter of 2016, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our cost reduction initiative which began in the first quarter of 2015, but no additional accruals or write-offs were recorded during the three or nine months ended September 30, 2016.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended September 30,				$ Change	% Change
	2016		2015		2016/2015	2016/2015
REVENUE:
Services	$114,137	80%	$150,128	76%	$(35,991)	(24)%
Product sales	29,346	20%	47,137	24%	(17,791)	(38)%
Total revenue	143,483	100%	197,265	100%	(53,782)	(27)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	80,419	71%	94,117	63%	(13,698)	(15)%
Cost of product sales, exclusive of depreciation expense shown below*	26,734	91%	34,933	74%	(8,199)	(23)%
Total cost of services and product sales	107,153	75%	129,050	65%	(21,897)	(17)%
General and administrative expense	8,406	6%	12,155	6%	(3,749)	(31)%
Depreciation and amortization	6,724	5%	6,910	4%	(186)	(3)%
Other (income) expense, net	(288)	(1)%	2,332	1%	(2,620)	NM
Operating income	21,488	15%	46,818	24%	(25,330)	(54)%
Interest expense	2,569	2%	3,471	2%	(902)	(26)%
Income before income tax expense	18,919	13%	43,347	22%	(24,428)	(56)%
Income tax expense	2,081	1%	9,753	5%	(7,672)	(79)%
Net income	16,838	12%	33,594	17%	(16,756)	(50)%
Net income (loss) attributable to non-controlling interest	108	—%	190	—%	(82)	NM
Net income attributable to Core Laboratories N.V.	$16,730	12%	$33,404	17%	$(16,674)	(50)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Three Months Ended				$ Change	% Change
	Sep 30, 2016		Jun 30, 2016		Q3/Q2	Q3/Q2
REVENUE:
Services	$114,137	80%	$118,172	80%	$(4,035)	(3)%
Product sales	29,346	20%	29,897	20%	(551)	(2)%
Total revenue	143,483	100%	148,069	100%	(4,586)	(3)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	80,419	71%	83,349	71%	(2,930)	(4)%
Cost of product sales, exclusive of depreciation expense shown below*	26,734	91%	26,650	89%	84	—%
Total cost of services and product sales	107,153	75%	109,999	74%	(2,846)	(3)%
General and administrative expense	8,406	6%	11,139	8%	(2,733)	(25)%
Depreciation and amortization	6,724	5%	6,751	5%	(27)	—%
Other (income) expense, net	(288)	(1)%	(47)	(1)%	(241)	NM
Operating income	21,488	15%	20,227	14%	1,261	6%
Interest expense	2,569	2%	3,021	2%	(452)	(15)%
Income before income tax expense	18,919	13%	17,206	12%	1,713	10%
Income tax expense	2,081	1%	671	1%	1,410	210%
Net income	16,838	12%	16,535	11%	303	2%
Net income (loss) attributable to non-controlling interest	108	—%	(89)	—%	197	NM
Net income attributable to Core Laboratories N.V.	$16,730	12%	$16,624	11%	$106	1%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Nine Months Ended September 30,				$ Change	% Change
	2016		2015		2016/2015	2016/2015
REVENUE:
Services	$355,079	80%	$469,963	76%	$(114,884)	(24)%
Product sales	90,120	20%	144,834	24%	(54,714)	(38)%
Total revenue	445,199	100%	614,797	100%	(169,598)	(28)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	249,062	70%	295,374	63%	(46,312)	(16)%
Cost of product sales, exclusive of depreciation expense shown below*	80,904	90%	112,569	78%	(31,665)	(28)%
Total cost of services and product sales	329,966	74%	407,943	66%	(77,977)	(19)%
General and administrative expense	30,595	7%	37,463	6%	(6,868)	(18)%
Depreciation and amortization	20,322	5%	20,406	3%	(84)	0%
Other (income), net	(339)	(1)%	4,467	2%	(4,806)	NM
Severance and other charges	—	0%	7,090	1%	(7,090)	NM
Operating income	64,655	15%	137,428	22%	(72,773)	(53)%
Interest expense	9,024	3%	8,990	1%	34	0%
Income before income tax expense	55,631	12%	128,438	21%	(72,807)	(57)%
Income tax expense	7,141	1%	29,100	5%	(21,959)	(75)%
Net income	48,490	11%	99,338	16%	(50,848)	(51)%
Net income (loss) attributable to non-controlling interest	54	0%	(91)	0%	145	NM
Net income attributable to Core Laboratories N.V.	$48,436	11%	$99,429	16%	$(50,993)	(51)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended September 30, 2016 Compared to the Three Months Ended June 30, 2016 and September 30, 2015 and for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Services Revenue

Services revenue decreased 3% to $114.1 million for the third quarter of 2016 from $118.2 million for the second quarter of 2016 and decreased 24% as compared to $150.1 million for the third quarter of 2015. The sequential decrease in service revenue is primarily due to reduced activity in South America and Asia-Pacific regions. The year-over-year decrease is primarily due to the decrease in industry activity; however, the global average rig count for the third quarter of 2016 decreased 30% when compared to the same period of 2015. Our services revenue outperformed the decrease in the global rig count as demand for our analytical, diagnostic, and completion services are less impacted by decreases in drilling activities. For the nine months ended September 30, 2016, services revenue decreased 24% to $355.1 million as compared to $470.0 million for the same period of 2015. The average global rig count for the nine months ended September 30, 2016 fell by 36% compared to the same period in 2015, primarily driven by decreases in North America. Our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa and the eastern Mediterranean, kept services revenue from declining further.

                                                                    Return to Index

Product Sales Revenue

Revenue associated with product sales decreased 2% to $29.3 million for the third quarter of 2016 from $29.9 million for the second quarter of 2016 and decreased 38% as compared to $47.1 million for the third quarter of 2015. Our product sales revenue is primarily driven by sales in the North American market and, more specifically, the activity associated with the completion of wells. During the third quarter of 2016, the number of active rigs did show a slight increase; however, this has not translated into an increase of wells being completed which are down sequentially according to the EIA. As a result of our differentiated well completion products, we continued to outperform in the market place, and as a result our product sales did not decrease as much as the average North America rig count, which declined 43% year-over-year. For the nine months ended September 30, 2016, product sales revenue decreased 38% to $90.1 million compared to $144.8 million during the same period in 2015 where the average rig count in North America decreased by 52%.

Cost of Services

Cost of services expressed as a percentage of services revenue was flat at 71% for the three months ended September 30, 2016 and June 30, 2016 and increased compared to 63% for the three months ended September 30, 2015. Cost of services expressed as a percentage of services revenue increased to 70% for the nine months ended September 30, 2016, compared to 63% for the same period in 2015. These increases were primarily due to our fixed-cost structure not being absorbed on lower revenue in 2016 when compared to 2015.

Cost of Product Sales

Cost of product sales expressed as a percentage of product sales revenue was 91% for the three months ended September 30, 2016, compared to 89% and 74% for the three months ended June 30, 2016 and September 30, 2015, respectively. Cost of product sales expressed as a percentage of product sales revenue increased to 90% for the nine months ended September 30, 2016, compared to 78% for the same period in 2015. The increases were primarily due to our fixed-cost structure not being absorbed on lower revenue in 2016 when compared to 2015.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended September 30, 2016 was $8.4 million compared to $11.1 million and $12.2 million for the three months ended June 30, 2016 and September 30, 2015, respectively. G&A expense for the nine months ended September 30, 2016 was $30.6 million compared to $37.5 million for the same period in 2015. The decreases are primarily due to reduced staffing and lower compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2016 was $6.7 million compared to $6.8 million and $6.9 million for the three months ended June 30, 2016 and September 30, 2015, respectively. Depreciation and amortization expense for the nine months ended September 30, 2016 was $20.3 million compared to $20.4 million for the same period in 2015.

Severance and Other Charges

In 2015 and throughout 2016, in response to reduced spending by our clients on their oil and gas fields as a result of lower commodity prices for crude oil and natural gas, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million in 2015, of which $7.1 million was recorded during the nine months ended September 30, 2015. At September 30, 2016, $0.6 million was accrued and remaining to be paid.

During the third quarter of 2016, we continued to closely monitor rig counts, crude oil and natural gas prices, and activity levels within the industry. We continued to execute our cost reduction initiative which began in the first quarter of 2015, but no additional expenses associated with severance or asset impairments were recorded during the three or nine months ended September 30, 2016.

                                                                    Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Sale of assets	$(56)	$(100)	$(544)	$(362)
Results of non-consolidated subsidiaries	(126)	(131)	(450)	(211)
Foreign exchange	220	2,612	1,432	4,454
Rents and royalties	(105)	(115)	(304)	(370)
Other, net	(221)	66	(473)	956
Total other (income) expense, net	$(288)	$2,332	$(339)	$4,467

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Angolan Kwanza	$(32)	$311	$473	$819
British Pound	39	173	514	285
Canadian Dollar	(6)	549	(54)	1,772
Euro	45	615	215	(145)
Indonesian Rupiah	(56)	219	(168)	381
Malaysian Ringgit	25	361	22	533
Nigerian Naira	273	238	431	557
Other currencies, net	(68)	146	(1)	252
Total (gain) loss, net	$220	$2,612	$1,432	$4,454

Interest Expense

Interest expense for the three months ended September 30, 2016 was $2.6 million compared to $3.0 million and $3.5 million for the three months ended June 30, 2016 and September 30, 2015, respectively. The decrease in interest expense was primarily due to the reduction of our outstanding debt during the second quarter of 2016. Interest expense for the nine months ended September 30, 2016 and September 30, 2015 was $9.0 million.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2016 was 11.0% compared to 3.9% and 22.5% for both the three months ended June 30, 2016 and September 30, 2015, respectively. The effective tax rate for the nine months ended September 30, 2016 was 12.8% compared to 22.7% for the same period in 2015. Income tax expense of $2.1 million in the third quarter of 2016 decreased by $7.7 million compared to $9.8 million in the same period in 2015, primarily in the United States as taxable income recognized in the United States decreased by $18.2 million in 2016 compared to 2015. No other jurisdiction in which we operate had a material change in income tax expense.

Segment Analysis

Our operations are managed primarily in three complementary reportable segments - Reservoir Description, Production Enhancement and Reservoir Management. The following tables summarize our results by segment for the three and nine months ended September 30, 2016 and 2015 and June 30, 2016 (in thousands):

                                                                    Return to Index

	Three Months Ended September 30,		$ Change	% Change	Three Months Ended June 30,	$ Change	% Change
	2016	2015	2016/2015	2016/2015	2016	Q3/Q2	Q3/Q2
Revenue:
Reservoir Description	$100,267	$117,943	$(17,676)	(15)%	$102,962	$(2,695)	(3)%
Production Enhancement	37,552	64,918	(27,366)	(42)%	39,149	(1,597)	(4)%
Reservoir Management	5,664	14,404	(8,740)	(61)%	5,958	(294)	(5)%
Consolidated	$143,483	$197,265	$(53,782)	(27)%	$148,069	$(4,586)	(3)%
Operating income (loss):
Reservoir Description	$20,395	$30,338	$(9,943)	(33)%	$19,209	$1,186	6%
Production Enhancement	1,121	11,367	(10,246)	(90)%	755	366	48%
Reservoir Management	(125)	4,796	(4,921)	(103)%	422	(547)	(130)%
Corporate and Other[1]	97	317	(220)	NM	(159)	256	NM
Consolidated	$21,488	$46,818	$(25,330)	(54)%	$20,227	$1,261	6%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

	Nine Months Ended September 30,		$ Change	% Change
	2016	2015	2016/2015	2016/2015
Revenue:	(Unaudited)
Reservoir Description	$304,778	$358,613	$(53,835)	(15)%
Production Enhancement	120,846	210,652	(89,806)	(43)%
Reservoir Management	19,575	45,532	(25,957)	(57)%
Consolidated	$445,199	$614,797	$(169,598)	(28)%
Operating income (loss):
Reservoir Description	$57,824	$89,812	$(31,988)	(36)%
Production Enhancement	6,017	35,666	(29,649)	(83)%
Reservoir Management	784	12,114	(11,330)	(94)%
Corporate and Other[1]	30	(164)	194	NM
Consolidated	$64,655	$137,428	$(72,773)	(53)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment was $100.3 million in the third quarter of 2016, a decrease of 3% from $103.0 million in the second quarter of 2016 and a decrease of 15% from $117.9 million in the third quarter of 2015. For the nine months ended September 30, 2016, revenue decreased $53.8 million to $304.8 million, compared to the same period in 2015. This segment’s operations continue to work on large-scale, long-term crude-oil and liquefied natural gas projects with an emphasis on deepwater developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the U.S. Permian basin, offshore Guyana, and the Middle East, including Kuwait and the United Arab Emirates.

                                                                    Return to Index

Operating income was $20.4 million in the third quarter of 2016, an increase of 6% compared to $19.2 million in the second quarter of 2016 and a decrease of 33% compared to $30.3 million in the third quarter of 2015. The improvement sequentially is the result of Core's cost reduction programs which continue to right-size expense levels. The decrease year-over-year was primarily due to our fixed-cost structure not being fully absorbed on lower revenue in 2016 when compared to 2015. Operating income for the nine months ended September 30, 2016 decreased to $57.8 million compared to $89.8 million for the same period in 2015 primarily due to lower revenue. Operating margins improved to 20% in the third quarter of 2016, compared to 19% in the second quarter of 2016, but were down from 26% in the third quarter of 2015. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on North American unconventional reservoirs and complex deepwater completions and stimulations, was $37.6 million in the third quarter of 2016, a decrease of 4% from $39.1 million in the second quarter of 2016. The decreased revenue was more tied to a decreased number of U.S. completions in the third quarter of 2016 as compared to completions in the second quarter of the year. Revenue from this segment decreased 42% from $64.9 million in the third quarter of 2015 as the average rig count for North America decreased 43%. Revenue decreased 43% to $120.8 million for the nine months ended September 30, 2016 compared to $210.7 million for the same period in 2015 as the average rig count for North America for the first nine months of 2016 decreased 52% from the same period in 2015.

Operating income in the third quarter of 2016 was $1.1 million, an increase from $0.8 million in the second quarter of 2016 and a decrease from $11.4 million in the third quarter of 2015. The increased profitability was related to our cost reduction program and increasing numbers of technologically sophisticated and challenging projects, many located throughout the Permian Basin. The decrease in year-over-year operating income was primarily due to lower revenue in 2016 caused by the reduction in activities and spending of our clients in 2016, primarily in North America. For the nine months ended September 30, 2016, operating income decreased to $6.0 million from $35.7 million for the same period in 2015. This decrease was due to lower revenue in 2016 as compared to 2015. Operating margins were 3% in the third quarter of 2016, up from 2% in the second quarter of 2016, which showed modest improvement despite the decrease in revenue. Operating margins for the third quarter of 2016 were down from 18% for the third quarter of 2015 as a result of absorbing less of our fixed costs on lower revenue.

Reservoir Management

Revenue from the Reservoir Management segment was $5.7 million in the third quarter of 2016, a decrease of $0.3 million from the second quarter of 2016 and a decrease of $8.7 million from the third quarter of 2015. Revenue for the nine months ended September 30, 2016 decreased to $19.6 million compared to $45.5 million for the same period in 2015. The decrease in 2016 when compared to 2015 is primarily due to the decrease of oil commodity prices which, as a result, greatly reduced or eliminated discretionary spending from our oil and gas clients. The spending cut backs in the Canadian oil sands have negatively impacted sales of Reservoir Management's instrumentation. We continue to have interest in our existing multi-client reservoir studies such as the Avalon Basin study and the Tight Oil Reservoirs of the Midland Basin study, both within the larger area of the Permian Basin acreage, as five companies were added to these two studies during the third quarter of 2016.

Operating income in the third quarter of 2016 was a $0.1 million loss, a decrease from a gain of $0.4 million during the second quarter of 2016 and a decrease from a gain of $4.8 million during the third quarter of 2015. For the nine months ended September 30, 2016, operating income decreased to $0.8 million compared to $12.1 million for the same period in 2015. These decreases were due primarily to lower revenue. Operating margins were (2.2%) in the third quarter of 2016, down from 7% and 33% in the second quarter of 2016 and third quarter of 2015, respectively. Operating margins for Reservoir Management can fluctuate due to the sale of fully completed studies, which generate significant incremental margins.

                                                                    Return to Index

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures and our dividend and share repurchase programs. If necessary, we supplement this cash flow with borrowings under bank credit facilities to finance some capital expenditures, business acquisitions, or the repurchase of the Company's common shares. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2016, $15.5 million of our $17.2 million of cash was held by our foreign subsidiaries.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		% Change
	2016	2015	2016/2015
Free cash flow calculation:
Net cash provided by operating activities	$108,684	$169,770	(36)%
Less: cash paid for capital expenditures	7,740	18,276	(58)%
Free cash flow	$100,944	$151,494	(33)%

The decrease in free cash flow for the first nine months of 2016 compared to the same period in 2015 was primarily due to lower net income and less significant improvements in working capital, partially offset by lower capital expenditures.

Cash Flows

The following table summarizes cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,		% Change
	2016	2015	2016/2015
Cash provided by/(used in):
Operating activities	$108,684	$169,770	(36)%
Investing activities	(10,497)	(34,619)	70%
Financing activities	(103,462)	(140,040)	26%
Net change in cash and cash equivalents	$(5,275)	$(4,889)	(8)%

Cash flows from operating activities for the first nine months of 2016 compared to the same period in 2015 decreased primarily due to lower net income and less significant improvements to working capital.

The decrease in cash flows used in investing activities during the first nine months of 2016 compared to the same period in 2015 was primarily attributable to an acquisition in 2015 as well as lower capital expenditures in 2016.

                                                                    Return to Index

Cash flows used in financing activities decreased for the first nine months of 2016 compared to the same period in 2015. In the first nine months of 2016, we issued 1,696,250 shares of our common stock for net proceeds of $197.2 million, after deducting underwriting discounts and offering expenses. During the first nine months of 2016, we decreased our debt by $227.2 million, as compared to increasing it by $70.3 million during the first nine months of 2015. In the first nine months of 2016, we repurchased 34,959 shares of our common stock for an aggregate purchase price of $3.9 million compared to the repurchase of 1,311,616 shares for an aggregate purchase price of $144.5 million during the same period in 2015.

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

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.7 million at September 30, 2016, resulting in an available borrowing capacity under the Credit Facility of $316.3 million. In addition to those items under the Credit Facility, we had $9.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2016.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three and nine months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)(4)
July 31, 2016 (1)	4,640	$124.97	—	2,664,675
August 31, 2016 (1)	400	114.94	—	3,790,600
September 30, 2016 (2)	19,755	112.56	16,000	3,783,489
Total	24,795	$114.92	16,000

(1) All shares repurchased during July and August, 2016 were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2) Contains 3,755 shares valued at $0.4 million, or $111.43 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(4) We distributed 29,028 treasury shares upon vesting of stock-based awards during the three months ended September 30, 2016.

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

CORE LABORATORIES N.V.

Date:	October 21, 2016	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index