Form 10-K
period 2016-12-31
CORE LABORATORIES N V
filed 2017-02-10
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2016, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $5,351,649,322.

As of February 9, 2017, the number of common shares outstanding was 44,152,138.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2017, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.
This document (excluding exhibits) contains 72 pages.
The table of contents is set forth on the following page. The exhibit index begins on page 34.

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

We operate our business in three reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. Disclosure relating to the operations and financial information of these business segments is included in Note 18 of the Notes to Consolidated Financial Statements.

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

We offer our services worldwide through our global network of offices. Services accounted for approximately 79%, 77% and 72% of our revenue from operations for the years ended December 31, 2016, 2015 and 2014, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales accounted for approximately 21%, 23% and 28% of our revenue from operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Our product sales backlog at December 31, 2016 was approximately $6.8 million compared to $10.2 million at December 31, 2015. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2016 will be completed in 2017.

Reservoir Description

Commercial oil and gas fields consist of porous and permeable reservoir rocks that contain natural gas, crude oil and water. Due to the density differences of the fluids, natural gas typically caps the field and overlies an oil layer, which overlies the water. We provide services that characterize the porous reservoir rock and all three reservoir fluids. Services relating to these fluids include determining quality and measuring quantity of the fluids and their derived products. This includes determining the value of different crude oil and natural gases by analyzing the individual components of complex hydrocarbons. We measure these hydrocarbons at reservoir conditions to determine the changes in their physical properties with changing pressure and temperature.

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

The combined use of both the reservoir rock and fluid data are invaluable to oil companies to determine the most efficient method by which to recover, process, and refine these hydrocarbons to produce the maximum value added to crude oil and natural gas fields. Early evaluations and key decisions about well performance and viability are important for optimizing a reservoir. This is accomplished using our Digital Rock Characteristics (DRC) services which include (1) Dual Energy CT which is a non-destructive petrophysical evaluation technique to provide early time insight of reservoir lithology and reservoir quality; and (2) Micro CT which is a high resolution pore imaging service that provides early time quantification of both routine and special core analysis properties.

We have developed unique analytical processes to understand the flow characteristics and saturation profiles of unconventional reservoir systems including (1) High Frequency Nuclear Magnetic Resonance (NMR) measurements to allow the T1/T2 mapping to gain understanding of movable vs. unmovable fluid saturation distribution of these complex system; and (2) Enhanced Oil Recovery (EOR) of shale reservoirs by evaluating the effectiveness of gas cycling in nano-pore structures to significantly increase long-term production rates and volumes.

The Iron CorehandTM is a unit designed to handle and move core in the field to eliminate the inherent risk of back injury and dropped core. The unit is self-contained and designed to fit in the limited spaces available on offshore rigs. The system ensures proper handling of core material in the field and protecting staff from serious injuries.

Core Lab holds various patents, trade secrets, and proprietary designs for laboratory equipment required to analyze reservoir rocks as well as the properties and phase behavior of reservoir fluids. We manufacture a wide range of ambient and reservoir condition rock and fluid analysis laboratory equipment for our own use throughout our international laboratory network. Among these devices are complex, high-pressure, high temperature, reservoir condition, multi-phase flow systems and full visualization PVT cells, along with the ancillary equipment required to support these laboratory programs. We also sell equipment of this type to universities, government institutes, and client company research labs.

Whilst recognizing the need to optimize the logistical chain of our clients, from producing well to retail sales of petroleum products, a state-of-the-art IT platform CONNECT: has been launched to efficiently acquire our field data, laboratory analysis and any other other observations relevant to our client base. The system is designed in such a way that there is only single data entry, and that data can be used for further analysis and more importantly be shared with our clients by process flow dashboards, with key performance indicators. But also by sharing real-time data on mobile devices, enabling our clients to make quick decisions.

This new methodology of sharing data has been embraced by an increasing number of clients, as it has not only saved them costs, but more importantly, the data can be used for trend analysis in many ways such as the ability to forecast bottlenecks, thus eliminating waste and increasing efficiency.

Two experience centers have been set up, both in the U.S. and Europe, where our clients can get acquainted with optimizing the flow of business as well as our advanced systems for data analysis. All initiatives are meant to increase efficiency and add value to our client base.

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

In addition to Core's many patented reservoir analysis technologies, Production Enhancement has established itself as a global leader in the manufacture and distribution of high-performance perforating products. Core's unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the drilling and completion of oil and gas wells. This "systems" approach to the perforating of an oil or gas well has resulted in numerous patented products.

HERO® (High Efficiency Reservoir Optimization), SUPERHERO® and SUPERHERO®Plus are examples of the patented perforating systems which quickly gained market acceptance and became industry leaders in enhancing reservoir performance. The SUPERHERO® and SUPERHERO®Plus charges evolved from HERO® charge technology and use a proprietary and patented design of powdered metal liners and explosives technology resulting in a deeper and cleaner perforating tunnel into the oil and gas reservoir. This allows greater flow of hydrocarbons to the wellbore and helps to maximize hydrocarbon recovery from the reservoir. The more recent charge development of the HERO® Hard Rock or HERO®-HR charges, resulted in Core Lab also having the deepest penetrating perforating charges on the market as certified by API testing.

HERO®PerFRAC is the newest next generation of charges using HERO® technology. in addition to the benefits of HERO® technology, HERO®PerFRAC charges are designed specifically for optimizing fracture stimulation well completions by providing a uniform hole size which minimizes tortuosity effects in the rock during well stimulation resulting in less surface horsepower and less time which both translate into lower costs needed to initiate the fracturing operation. In addition to optimizing stimulation operations with faster, lower cost programs, the production is also enhanced by not only the better well stimulations but the improved near debris free perforation tunnels as the well fluids come back into the casing from the rock. Core's manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

The HERO® line of perforating charges, HERO®PerFRAC, SUPERHERO® and SUPERHERO®Plus charges can eliminate the ineffective perforations that would otherwise limit daily oil and natural gas production and hinder the optimal fracture stimulation programs needed for prolific production from the Bakken, Eagle Ford, Marcellus, Niobrara and similar oil- and gas-shale formations.

Core's Production Enhancement team has experienced technical services personnel to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site services in the completion of oil and gas wells. The patented X-SPAN® and GTX-SPAN® casing patches are supported by our technical services personnel. Recent market applications in Canada's steam-assisted gravity drainage (SAGD) environment have resulted in an upgrade in temperature ratings to as much as 600°F. These systems are capable of performing in high temperature as well as high pressure oil and gas environments and are used to seal non-productive reservoir zones from the producing wellbore.

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

Some of these are industry consortium projects that provide critical reservoir information to a broad spectrum of clients in a cost effective manner. Many of them examine unconventional reservoirs, particularly in the US and Canada. For example, our Permian Basin study evaluates the petrophysical, geochemical, completion and production characteristics of this very active play in West Texas. Our clients use this information, not only to improve their drilling and production activities, but also to evaluate potential acquisition and divestiture opportunities. Outside of North America we have an ongoing global shale study that examines the unconventional reservoir potential in Central and Southern Europe, North Africa, India, China and Australia, among other regions. We also have studies focused on tight sandstone reservoirs around the world and unconventional plays in the Middle East.

Apart from unconventional settings, several conventional reservoir studies are currently being conducted for the deep water Gulf of Mexico and several different plays around the offshore Atlantic margins of West Africa, South America and Canada. Onshore, we have also conducted dozens of conventional reservoir studies on every continent except Antarctica.

Another aspect of reservoir management is real-time reservoir monitoring. We engineer and manufacture permanent monitoring equipment that is installed in the reservoir for our oil and gas company clients. Our non-electronic ERDTM Pressure and Temperature sensors are characterized in the industry as having some of the highest reliability (95% in 20 years) and temperature (600° Fahrenheit) ratings. The real-time data obtained from these sensors are used by drilling engineers to make real-time decisions, production engineers to optimize production, and reservoir engineers to prove up models and obtain a clear picture of the reservoir over time.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for approximately 62%, 58% and 52% of our revenue from operations during the years ended December 31, 2016, 2015 and 2014, respectively. We attribute service revenue to the country in which the service was performed while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of revenue recorded in the U.S., where the services were performed, that are sourced from projects on non-U.S. oilfields.

The following graphs and table summarize our reported revenue by geographic region for the years ended December 31, 2016, 2015 and 2014:

	United States	Europe/Africa/Middle East	Asia Pacific	Canada	Former Soviet Union	Latin/ South America	Consolidated
2016	$224,863	$222,916	$65,115	$22,547	$35,935	$23,365	$594,741
2015	$338,907	$249,679	$86,001	$43,808	$41,450	$37,675	$797,520
2014	$515,643	$273,452	$94,328	$105,244	$49,778	$46,777	$1,085,222

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

Environmental and Occupational Safety and Health Regulations

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to protection of the environment and the manner in which chemicals and gases used in our analytical and manufacturing processes are handled and generated wastes are disposed. Consistent with our quality assurance and control principles, we have established proactive environmental policies for the management of these chemicals and gases as well as the handling, recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations, whether at the federal, provincial, regional, state, local or foreign levels, may require the acquisition of permits to conduct regulated activities, capital expenditures to limit or prevent emissions and discharges, and stringent practices to handle, recycle and dispose of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial or corrective obligations, the occurrence of delays in the permitting or performance of projects and the issuance of injunctive relief.

Moreover, new, modified or stricter enforcement of environmental laws or regulations could be adopted or implemented that significantly increase our or our client's compliance costs, pollution mitigation costs, or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material. For example, from time to time, legal requirements have been agreed to or proposed and adopted, in the United States that could adversely affect our business, financial condition, results of operations, or cash flows related to the following:

*Ground-Level Ozone Standards. In October 2015, the U.S. Environmental Protection Agency (“EPA”) issued a rule under the federal Clean Air Act (“CAA”), lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards. The EPA is expected to make final geographical attainment designations and issue final non-attainment area requirements pursuant to this NAAQS rule by late 2017 and states are also expected to implement their own rules, which could be more stringent than federal requirements.
*Reduction of Methane Emissions by the Oil and Gas Industry. In June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed oil and natural gas production and natural gas processing and transmission facilities. These standards will require the use of certain equipment specific emissions control practices with respect to, among other things, hydraulically-fractured oil and natural gas well completions and fugitive emissions from well sites. Moreover, in November 2016, the EPA began seeking additional information about methane emissions from existing equipment an d process in the oil and gas sector that may be used in developing a standard addressing those sources.
*Reduction of Greenhouse Gas (“GHG”) Emissions. The U.S. Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the CAA, and require monitoring and annual reporting of GHG emissions from certain onshore and offshore production facilities and certain onshore processing, transmission and storage facilities. In December 2015, the United States joined other countries of the United Nations in preparing an agreement requiring member countries to each develop reductions in GHG emissions. This agreement, referred to as the “Paris agreement,” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but includes pledges to voluntarily limit or reduce future emissions.
*Hydraulic Fracturing. While the U.S. Congress has not adopted legislation regulating hydraulic fracturing, several federal agencies have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants and, also in June 2016, the EPA published a final rule establishing first-time standards to address emissions of methane from hydraulically-fractured oil and natural gas well completions. Additionally, the federal Bureau of Land Management published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands, which rule was struck down by a federal judge in June 2016 but that decision is currently being appealed by the federal government. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Moreover, some states and certain local governments have adopted, or are considering adopting, legal requirements that have imposed or in the future could impose, new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities.
*Offshore Compliance. In recent years, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), agencies under the U.S. Department of the Interior have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. These agencies have pursued, implemented or enforce new rules, Notices to Lessees and Operators (“NTLs”) and even temporary drilling moratoria that imposed safety and operational performance measures on exploration, development and production operators in the Gulf of Mexico or otherwise resulted in a temporary cessation of drilling activities. For example, in April 2016, the BSEE published a final rule on well control that, among other things, imposes rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deep water and high temperature, high pressure drilling activities, and enhanced reporting requirements. Also in April 2016, the federal BOEM published a proposed rule that would bolster existing air-emissions requirements relating to offshore oil and natural-gas activity on federal Outer Continental Shelf waters including in the Central Gulf of Mexico by, among other things, requiring the reporting and tracking of the emissions of all pollutants defined by the EPA to affect human health and public welfare. In addition, in September 2016, the BOEM issued a Notice to Lessees and Operators that bolsters the supplemental bonding procedures followed by oil and natural gas exploration and production operators on the federal Outer Continental Shelf waters for the decommissioning of offshore wells, platforms, pipelines, and other facilities.

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

Our analytical and manufacturing processes involve the handling and use of numerous chemicals and gases as well as the generation of wastes. Spills or releases of these chemicals, gases, and wastes at our facilities, whether by us or prior owners or operators, or at offsite locations where we transport them for recycling or disposal could subject us to environmental liability, either from the applicable government agency or private landowners or other third parties. Such liabilities could be strict, joint and several, as is applicable in the United States under such laws as the federal Comprehensive Environmental Response, Compensation and Liability Act and the federal Resource Conservation and Recovery Act. This could also include costs of cleaning up chemicals and wastes released into the environment and for damages to persons, properties or natural resources. As a result of such actions, we could be required to remove previously disposed wastes (including wastes disposed of or released by prior owners or operators), remediate environmental contamination (including contaminated groundwater), and undertake measures to prevent future contamination. We may not be able to recover some or any of these remedial or corrective costs from insurance. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business or results of operations.

Our operations are also subject to stringent governmental laws and regulations, including the federal Occupational Safety and Health Act, as amended ("OSHA"), and comparable state laws in the United States, whose purpose is to protect the health and safety of workers. In the United States, the OSHA hazard communication standard and applicable community right-to-know regulations require that information is maintained concerning hazardous materials used or produced in our operations and that this information is provided to employees, state and local government authorities, and citizens. Historically, our worker health and safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business or results of operations.

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

Employees

As of December 31, 2016, we had approximately 4,400 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield services and products is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our services and products, which are summarized as:

▪	general and economic business conditions;

▪	market prices of oil and gas and expectations about future prices;

▪	cost of producing and the ability to deliver oil and natural gas;

▪	the level of drilling and production activity;

▪	mergers, consolidations and downsizing among our clients;

▪	coordination by OPEC;

▪	the impact of commodity prices on the expenditure levels of our clients;

▪	financial condition of our client base and their ability to fund capital expenditures;

▪	the physical effects of climatic change, including adverse weather, such as increased frequency or severity of storms, droughts and floods, or geologic/geophysical conditions;

▪	the adoption of legal requirements or taxation, including, for example, a carbon tax, relating to climate change that lowers the demand for petroleum-based fuels;

▪	civil unrest or political uncertainty in oil producing or consuming countries;

▪	level of consumption of oil, gas and petrochemicals by consumers;

▪
changes in existing laws, regulations, or other governmental actions, including temporary or permanent moratoria on hydraulic fracturing or offshore drilling, the issuance of NTLs that eliminate or significantly reduce the ability of offshore operators to self-insure their supplemental bonding obligations, or shareholder activism or governmental rulemakings or agreements to restrict GHG emissions, which developments could have an adverse impact on the oil and gas industry and/or demand for our services;

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

The downturn in the oil and gas industry has negatively affected and will likely continue to affect our ability to accurately predict client demand, causing us to hold excess or obsolete inventory and experience a reduction in gross margins and financial results.

We cannot accurately predict which or what level of our services and products our clients will need in the future. Orders are placed with our suppliers based on forecasts of client demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts of client demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers require a longer lead time to provide products than our clients demand for delivery of our finished products. If we overestimate client demand, we may allocate resources to the purchase of materials or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. Conversely, if we underestimate client demand or if insufficient manufacturing capacity is available, we could miss revenue opportunities and potentially lose market share and damage our client relationships. In addition, any future significant cancellations or deferrals of service contracts or product orders could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

We depend on the results of our international operations, which expose us to risks inherent in doing business abroad.

We conduct our business in over 50 countries; business outside of the United States accounted for approximately 62%, 58% and 52% of our revenue during the years ended December 31, 2016, 2015 and 2014, respectively. We attribute service revenue to the country in which the service was performed while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of revenue recorded in the U.S., where the services were performed, that are sourced from projects on non-U.S. oilfields.

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

▪
international agreements that restrict GHG emissions, such as the Paris agreement that calls for such countries to set GHG emissions targets in their own countries and to be transparent in how such countries achieve those GHG emissions targets;

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

We are subject to a variety of stringent governmental laws and regulations both in the United States and abroad relating to protection of the environment, occupational health and safety and the use and storage of chemicals and gases used in our analytical and manufacturing processes and the discharge and disposal of wastes generated by those processes. Certain of these laws and regulations may impose joint and several, strict liability for environmental liabilities, such as the remediation of historical contamination or recent spills, and failure to comply with such laws and regulations could result in the assessment of damages, fines and penalties, the imposition of remedial or corrective action obligations, the occurrence of delays in permitting or development of projects, or the suspension or cessation of some or all of our operations. These stringent laws and regulations could require us to acquire permits or other authorizations to conduct regulated activities, install and maintain costly equipment and pollution control technologies, impose specific safety and health standards addressing work protection, or to incur costs or liabilities to mitigate or remediate pollution conditions caused by our operations or attributable to former owners or operators. If we fail to control the use, or adequately restrict the emission or discharge, of hazardous substances or wastes, we could be subject to future material liabilities including remedial obligations. In addition, public interest in the protection of the environment has increased dramatically in recent years with governmental authorities imposing more stringent and restrictive legal requirements. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses.

Due to concern over the risk of climate change, there has been a broad range of proposed or promulgated state, national and international laws focusing on GHG reduction. Regulatory frameworks adopted, or being considered for adoption, to reduce GHG emissions include cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. For example, the European Emissions Trading Scheme is a program through which many of the European Union member states are implementing cap and trade controls covering numerous power stations and industrial facilities. Also, in December 2015, the United States joined other countries of the United Nations in preparing the Paris agreement that requires member countries to develop reductions in GHG emissions. The Paris agreement was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but includes pledges to voluntarily limit or reduce future emissions. These proposed or promulgated laws and legal initiatives apply or could apply in countries where we have interests or may have interests in the future. These requirements could make our services and products more expensive, lengthen project implementation times, and reduce demand for the production of oil and natural gas, which could decrease demand for our services and products. In the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing emissions of GHGs and the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs but no such legislation has yet been adopted. However, the EPA has determined that emissions of GHGs present a danger to public health and the environment and, based on these findings, has adopted regulations under existing provisions of the CAA that establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions and that require the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources in the United States, which include the operations of many of our exploration and production clients. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions in the United State would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our clients’ operations could require our clients to incur increased costs and also could adversely affect demand for the oil and natural gas that they produce, which could decrease demand for our services and products.
Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand and chemicals are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. Some countries outside the United States, such as Bulgaria, the Czech Republic and France, currently have imposed moratoria on hydraulic fracturing while other countries, such as the United Kingdom, allow fracturing activities but those activities are not as widely pursued as they are in the United States. In the United States, the fracturing process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants and, also in June 2016, the EPA published a final rule establishing first-time standards to address emissions of methane from hydraulically-fractured oil and natural gas well completions. Additionally, the federal Bureau of Land Management published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands, which rule was struck down by a federal judge in June 2016 but that decision is currently being appealed by the federal government. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances, noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. In addition, the U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a number of states have adopted, and other states are considering, legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit fracturing altogether, following the approach taken by the State of New York in 2015. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions related to the hydraulic fracturing process are adopted in areas where our exploration and production clients’ operate, those clients could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our products and services.
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

In 2012, the SEC issued their final rule to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act regarding mandatory disclosure and reporting requirements by public companies of their use of “conflict minerals” (tantalum, tin, tungsten and gold) and whether these minerals originate in the Democratic Republic of Congo or adjoining countries ("conflict area"). As our suppliers determine the original source of the conflict minerals they sell or use in their manufacturing processes, we may find that sourcing of these conflict minerals from areas outside the conflict area (conflict-free) at competitive prices and availability in sufficient quantities could be affected. If the number of suppliers who provide conflict-free minerals is limited, this could have a material adverse effect on the Company's ability to purchase these conflict-free products or to purchase these conflict-free products at a favorable price or on favorable terms in the future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") and the Euronext Amsterdam Stock Exchange ("Euronext Amsterdam") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE and Euronext Amsterdam are set in the following table for the periods indicated:

	NYSE		Euronext Amsterdam
	(U.S. Dollars)		(Euros)
2016	High	Low	High	Low
Fourth Quarter	$124.84	$96.30	€117.50	€87.00
Third Quarter	$127.82	$102.50	€111.05	€92.01
Second Quarter	$135.49	$102.22	€120.00	€92.00
First Quarter	$118.87	$84.50	€108.00	€71.52
2015
Fourth Quarter	$125.42	$94.36	€116.00	€88.50
Third Quarter	$118.78	$91.63	€107.00	€87.50
Second Quarter	$134.87	$104.24	€121.00	€96.00
First Quarter	$120.34	$87.27	€104.90	€77.21

On February 9, 2017, the closing price, as quoted by the NYSE, was $116.65 per share and there were 44,152,138 common shares issued and outstanding held by approximately 209 record holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.55 per share were paid each quarter of 2016 and 2015. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions. On January 10, 2017, the Company declared a cash dividend of $0.55 per share to be paid on February 17, 2017.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and both the Standard & Poor's Oil & Gas Equipment and Services Index and the Philadelphia Oil Service Index ("OSX") for the period beginning December 31, 2011 and ending December 31, 2016. Core is using the OSX as our Peer Group to replace the Standard & Poor's Oil & Gas Equipment and Services Index used in prior years. Core is now an established member of the OSX and has determined that this new index includes a greater concentration of our most direct peers.

The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2011 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information is "furnished" and shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of

1933 or the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that Core Laboratories specifically incorporates it by reference into such filing.
Share Repurchases in the Fourth Quarter of 2016

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2016:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (4)(5)
October 2016 (1)	3,582	$112.32	—	3,793,207
November 2016 (2)	147	$98.70	—	3,793,517
December 2016 (3)	23,312	$119.38	—	3,834,634
Total	27,041	$118.34	—

(1)
includes 3,582 shares valued at $0.4 million, or $112.32 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(2)
includes 147 shares valued at $14.5 thousand, or $98.70 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(3)
includes 23,312 shares valued at $2.8 million, or $119.38 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(4)	The maximum number of shares allowed to be purchased under the program was 3,783,489 at September 30, 2016.

(5)	During the quarter 78,186 treasury shares were distributed relating to stock-based awards, including 13,300 in October, 457 in November, and 64,429 in December.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on

May 19, 2016, our shareholders authorized an extension until November 19, 2017 to purchase up to 10% of our issued share capital. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2016, we have repurchased 39,373,745 shares for an aggregate purchase price of approximately $1.6 billion, or an average price of $41.20 per share. At December 31, 2016, we held 644,991 shares in treasury and have the authority to repurchase 3,834,634 additional shares under our stock repurchase program as described in the preceding paragraph.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements each of which is included in this Form 10-K.

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share and other data)
Financial Statement Data:
Revenue	$594,741	$797,520	$1,085,222	$1,073,508	$981,080
Net income attributable to Core Laboratories N.V.	63,895	114,847	257,485	242,811	216,071
Working capital	82,438	117,789	169,954	168,093	156,397
Total assets	573,052	625,258	673,325	659,364	634,391
Long-term debt and capital lease obligations, including current maturities	216,488	430,987	353,672	265,382	231,948
Total equity (deficit)	155,297	(23,699)	93,993	169,389	187,913

Earnings Per Share Information:
Net income attributable to Core Laboratories N.V.:
Basic	$1.47	$2.69	$5.80	$5.31	$4.58
Diluted	$1.46	$2.68	$5.77	$5.28	$4.54
Weighted average common shares outstanding:
Basic	43,479	42,747	44,362	45,692	47,211
Diluted	43,670	42,908	44,600	45,994	47,553
Cash dividends declared per common share	$2.20	$2.20	$2.00	$1.28	$1.12

Other Data:
Current ratio (1)	1.79:1	1.98:1	2.29:1	2.24:1	2.11:1
Debt to EBITDA ratio (2)	1.80:1	2.13:1	0.89:1	0.67:1	0.67:1
Debt to Adjusted EBITDA ratio (3)	1.50:1	1.94:1	0.89:1	0.67:1	0.67:1
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: gross debt less cash divided by the sum of net income plus interest, taxes, depreciation, and amortization.
(3) Debt to Adjusted EBITDA ratio is calculated as follows: gross debt less cash divided by the sum of net income plus interest, taxes, depreciation, amortization, severance, and certain non-cash adjustments.

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

The following table summarizes the annual average and year-end worldwide and U.S. rig counts for the years ended December 31, 2016, 2015 and 2014, as well as the annual average and year-end spot price of a barrel of WTI crude, Europe Brent crude and an MMBtu of natural gas:

	2016	2015	2014
Baker Hughes Worldwide Average Rig Count (1)	1,593	2,337	3,578
Baker Hughes U.S. Average Rig Count (1)	510	977	1,862

Baker Hughes Worldwide Year-End Rig Count (2)	1,772	1,969	3,570
Baker Hughes U.S. Year-End Rig Count (2)	634	714	1,882

Average Crude Oil Price per Barrel WTI (3)	$43.29	$48.68	$93.17
Average Crude Oil Price per Barrel Brent (4)	$43.67	$52.30	$98.97
Average Natural Gas Price per MMBtu (5)	$2.52	$2.62	$4.37

Year-end Crude Oil Price per Barrel WTI (3)	$53.75	$37.13	$53.45
Year-end Crude Oil Price per Barrel Brent (4)	$54.96	$36.61	$55.27
Year-end Natural Gas Price per MMBtu (5)	$3.71	$2.28	$3.14
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

The prices for both WTI and Brent crude oil began to weaken after the OPEC meeting held in November 2014. Average prices for the majority of the 2014 calendar year were in excess of $99 per barrel for WTI and in excess of $105 per barrel for

Brent; however, both were down to approximately $55 per barrel by the end of 2014 and less than $40 per barrel by the end of 2015. The volatility and significant reduction in the average price of crude oil during 2015 and 2016 resulted in a significant decrease in the activities associated with both the exploration and production of oil during 2015 and throughout most of 2016. Although the average price of oil and gas decreased in 2016, prices showed some signs of improvement in the second half of 2016.

In North America, the land-based rig count decreased 62% during 2015 and another 53% during the first half of 2016, which greatly impacted both services and product sales to this market. Although the second half of 2016 showed an improvement in North American activity with the average rig count slowly, but steadily, increasing, the rig count at the end of 2016 remained almost 20% below 2015 levels. We saw resilient levels of activities on development projects and producing fields in the U.S. unconventional reservoirs during the second half of 2016 and expect to see further increases in activity during the recovery phase of this business cycle.

Outside of North America, activities associated with the exploration for and production of oil have also decreased from 2014 levels, although not as significantly as the land-based activities in North America. Our clients' activities in the international and deepwater markets declined during 2015 and 2016, but we believe these markets will begin to show signs of recovery beginning in the second half of 2017 as our clients have recently announced several new major capital projects.

Results of Operations

Operating Results for the Year Ended December 31, 2016 Compared to the Years Ended December 31, 2015 and 2014

We evaluate our operating results by analyzing revenue, operating income and net income margin (defined as net income divided by total revenue). Since we have a relatively fixed cost structure, increases in revenue generally translate into higher operating income results as well as net income margin percentages. Results for the years ended December 31, 2016, 2015 and 2014 are summarized in the following chart:

Results of operations as a percentage of applicable revenue are as follows (dollars in thousands):

	2016		2015		2014		2016 / 2015	2015 / 2014
Revenue:							% Change
Services	$470,259	79.1%	$611,954	76.7%	$780,872	72.0%	(23.2)%	(21.6)%
Product Sales	124,482	20.9%	185,566	23.3%	304,350	28.0%	(32.9)%	(39.0)%
TOTAL REVENUE	594,741	100.0%	797,520	100.0%	1,085,222	100.0%	(25.4)%	(26.5)%
OPERATING EXPENSES:
Cost of services* (1)	331,688	70.5%	387,739	63.4%	449,488	57.6%	(14.5)%	(13.7)%
Cost of product sales* (1)	110,956	89.1%	144,913	78.1%	215,783	70.9%	(23.4)%	(32.8)%
Total cost of services and product sales	442,644	74.4%	532,652	66.8%	665,271	61.3%	(16.9)%	(19.9)%
General and administrative expenses (1)	39,390	6.6%	49,729	6.2%	45,655	4.2%	(20.8)%	8.9%
Depreciation and amortization	26,872	4.5%	27,457	3.4%	26,696	2.5%	(2.1)%	2.9%
Other (income) expense, net	(344)	(0.1)%	3,669	0.5%	1,069	0.1%	NM	NM
Severance and other charges	—	—%	22,943	2.9%	—	—%	NM	NM
OPERATING INCOME	86,179	14.5%	161,070	20.2%	346,531	31.9%	(46.5)%	(53.5)%
Interest expense	11,572	1.9%	12,380	1.6%	10,600	1.0%	(6.5)%	16.8%
Income before income tax expense	74,607	12.5%	148,690	18.6%	335,931	31.0%	(49.8)%	(55.7)%
Income tax expense	10,748	1.8%	33,758	4.2%	77,305	7.1%	(68.2)%	(56.3)%
Net income	63,859	10.7%	114,932	14.4%	258,626	23.8%	(44.4)%	(55.6)%
Net income attributable to non-controlling interest	(36)	—%	85	—%	1,141	0.1%	NM	NM
Net income attributable to Core Laboratories N.V.	$63,895	10.7%	$114,847	14.4%	$257,485	23.7%	(44.4)%	(55.4)%

Diluted earnings per share attributable to Core Laboratories N.V.	$1.46		$2.68		$5.77		(45.5)%	(53.6)%

Diluted weighted average common shares outstanding	43,670		42,908		44,600

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.
(1) Excludes depreciation.

Services Revenue

Services revenue decreased to $470.3 million for 2016 from $612.0 million for 2015 and $780.9 million for 2014. The volatility and downward trend in the average price of crude oil during 2015 and 2016 resulted in a significant decrease in the activities associated with both the exploration and production of oil since 2014. Average prices for WTI and Brent crude oil continued to decrease in 2016 from the almost 50% decline in 2015. As a result, the average global rig count fell an additional 32% in 2016 after the decline of 35% in 2015, primarily driven by decreases in the North American rig count. However, over this same time period, our service revenue was down only 23% and 22% in 2016 and 2015, respectively, as demand for our analytical, diagnostic, and completion services was less impacted by the significant decrease in drilling activities. Although crude oil prices showed some slight improvement in late 2016, prices remained depressed and unstable for most of 2016, resulting in a decrease in our clients' international and deepwater activities. Wells must be drilled and/or completed, stimulated, cored and have reservoir fluid samples collected, before we see the benefits of the increased commodity prices. Our continued focus on worldwide crude oil related and large natural gas liquefaction projects, especially those related to the development of deepwater fields off West and East Africa and the eastern Mediterranean, prevented services revenue from declining further.

Product Sales Revenue

Product sales revenue, which is tied more to demand in North America, decreased to $124.5 million for 2016, from $185.6 million for 2015 and $304.4 million in 2014. Although average rig count for the U.S. and Canada declined 48% during 2016 compared to 2015, our product sales revenue decreased only 33% during this same time period. The average rig count for the U.S. and Canada declined 48% during 2015 as compared to 2014, however, our product sales revenue decreased only 39% during this time period. These results were due to our differentiated well completion product sales holding up better than the industry activity levels in North America.

Cost of Services, excluding depreciation

Cost of services decreased to $331.7 million for 2016 from $387.7 million for 2015 and $449.5 million for 2014. As a percentage of services revenue, cost of services increased to 71% in 2016 from 63% in 2015 and 58% in 2014. These increases are primarily due to our fixed-cost structure not being fully absorbed on lower revenues in 2016 when compared to 2015 and in 2015 when compared to 2014. We took actions to reduce our cost structure in response to the sharp decline in global activity during 2015. See section "Severance and Other Charges" below.

Cost of Product Sales, excluding depreciation

Cost of product sales decreased to $111.0 million for 2016 from $144.9 million for 2015 and $215.8 million for 2014. As a percentage of product sales revenue, cost of sales increased to 89% for 2016 from 78% for 2015 and 71% for 2014. These increases are primarily due to our fixed-cost structure not being fully absorbed on lower revenues in 2016 when compared to 2015 and in 2015 when compared to 2014. We took actions to reduce our cost structure in response to the sharp decline in global activity during 2015. See section "Severance and Other Charges" below.

General and Administrative Expense

General and administrative ("G&A") expenses include corporate management and centralized administrative services that benefit our operations. G&A expenses were $39.4 million for 2016 compared to $49.7 million and $45.7 million during 2015 and 2014, respectively. The variances are primarily due to reduced staff and lower compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense of $26.9 million in 2016 decreased slightly compared to $27.5 million in 2015 but was comparable to $26.7 million in 2014.

Other (Income) Expense, net

The components of Other (income) expense, net, were as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Sale of assets	$(618)	$(408)	$(764)
Results of non-consolidated subsidiaries	(506)	(383)	(364)
Foreign exchange	1,832	4,507	4,230
Interest income	—	(56)	(403)
Rents and royalties	(420)	(484)	(817)
Insurance and other settlements	—	—	(292)
Other, net	(630)	493	(521)
Total Other (income) expense, net	$(342)	$3,669	$1,069

Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
(Gains) losses by currency	2016	2015	2014
Australian Dollar	$136	$238	$289
British Pound	807	434	1,132
Canadian Dollar	(137)	1,848	1,886
Euro	(49)	(908)	(1,537)
Malaysian Ringgit	43	545	278
Mexican Peso	(47)	414	284
Nigerian Naira	200	630	432
Other currencies, net	879	1,306	1,466
Total (gain) loss, net	$1,832	$4,507	$4,230

Severance and Other Charges

In 2015, in response to lower commodity pricing for crude oil and reduced spending by our clients on their oil and gas fields, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million, of which approximately $0.5 million were accrued and remaining to be paid at December 31, 2016. Additionally, in 2015 the Company recorded a charge to income associated with the impairment of certain equipment and intangible assets and facility exit costs of $5.5 million. Also during 2015, we recorded loss contingencies for various ongoing legal issues of $8.6 million. See Note 11 of the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense decreased by $0.8 million to $11.6 million in 2016 compared to 2015 primarily due to decreased borrowings on our revolving Credit Facility.

Income Tax Expense

Our effective tax rate was 14.4%, 22.7%, and 23.0% for 2016, 2015, and 2014, respectively. Income tax expense of $10.7 million in 2016 decreased by $23.0 million compared to $33.8 million in 2015 due to a decrease in taxable income in 2016, primarily in the United States. Income tax expense associated with taxable income recognized in the United States decreased by $16.1 million in 2016 compared to 2015. No other jurisdiction in which we operate had a material change in income tax expense.

See Note 9 of the Notes to Consolidated Financial Statements for further detail of income tax expense.

Segment Analysis

The following charts and tables summarize the annual revenue and operating results for our three complementary business segments.
Segment Revenue

Segment Revenue

	For the Years Ended December 31,
(dollars in thousands)	2016	% Change	2015	% Change	2014
Reservoir Description	$404,146	(14.6)%	$473,372	(8.8)%	$518,974
Production Enhancement	164,027	(38.6)%	267,224	(42.8)%	467,577
Reservoir Management	26,568	(53.3)%	56,924	(42.3)%	98,671
Total Revenue	$594,741	(25.4)%	$797,520	(26.5)%	$1,085,222

Segment Operating Income

	For the Years Ended December 31,
(dollars in thousands)	2016	% Change	2015	% Change	2014
Reservoir Description	$75,148	(32.3)%	$111,032	(22.7)%	$143,624
Production Enhancement	8,891	(74.6)%	35,027	(78.8)%	165,204
Reservoir Management	2,043	(86.9)%	15,655	(57.9)%	37,220
Corporate and other (1)	97	NM	(644)	NM	483
Operating Income	$86,179	(46.5)%	$161,070	(53.5)%	$346,531

(1) “Corporate and other" represents those items that are not directly relating to a particular segment.
"NM" means not meaningful.

Segment Operating Income Margins (1)

	For the Years Ended December 31,
	2016	2015	2014
	Margin	Margin	Margin
Reservoir Description	18.6%	23.5%	27.7%
Production Enhancement	5.4%	13.1%	35.3%
Reservoir Management	7.7%	27.5%	37.7%
Total Company	14.5%	20.2%	31.9%
(1) Calculated by dividing "Operating Income" by "Revenue."

Reservoir Description

Revenue for our Reservoir Description segment decreased to $404.1 million in 2016 compared to $473.4 million in 2015 and $519.0 million in 2014. The decrease in revenues in 2016 was primarily due to the reduced international and deepwater drilling activity levels. The decrease in revenues in 2015 was primarily due to the strengthening of the U.S. dollar against certain currencies such as the Euro, Australian dollar, Canadian dollar, British pound, and Russian ruble, in which we invoice a portion of our revenue. This segment's operations continue to work on large-scale, long-term, crude-oil and LNG projects with an emphasis on producing fields located in offshore developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

Operating income decreased to $75.1 million in 2016 from $111.0 million in 2015 and $143.6 million in 2014. The decreases in operating income in 2016 and 2015 as compared to each corresponding prior year were due to lower activity levels. Operating income in 2015 includes additional charges for severance, asset impairments, and an accrual for contingent losses. Operating margins were 18.6% in 2016 down from 23.5% in 2015 and 27.7% in 2014.

Production Enhancement

Revenue for our Production Enhancement segment decreased to $164.0 million in 2016 compared to $267.2 million in 2015 and $467.6 million in 2014. The decreases in North America industry activity during 2016 and 2015, when compared to the respective prior year, reduced demand for our products associated with land-based completion of oil wells in U.S. unconventional developments. The revenue decrease of 43% in 2015 compared to 2014 was less than the decrease in the U.S. horizontal rig count of 62% during 2015.

Operating income for this segment decreased to $8.9 million in 2016 from $35.0 million in 2015 and $165.2 million in 2014. Operating margins were 5.4% in 2016 down from 13.1% in 2015 and 35.3% in 2014. The decreases in operating income and operating margin in 2016 and 2015 compared to the respective prior year were primarily due to decreased revenue and the impact of our fixed-cost structure on lower revenue in these years.

Reservoir Management

Revenue for our Reservoir Management segment decreased to $26.6 million in 2016 compared to $56.9 million in 2015 and $98.7 million in 2014. The decrease in revenue in 2016 compared to 2015 was primarily due to lower oil commodity prices which, as a result, greatly reduced or eliminated discretionary spending by our oil and gas clients. Our clients continue to express interest in our existing multi-client reservoir studies such as the Avalon Basin study and the Tight Oil Reservoirs of the Midland Basin study, both within the larger area of the Permian Basin acreage, as well as our new joint-industry projects in the Mississippian-aged Meramac and Osage formations, which overlay the Silurian-aged Woodford Formation in the STACK-B play, which includes Blaine County.

Operating income for this segment decreased to $2.0 million in 2016 compared to $15.7 million in 2015 and $37.2 million in 2014. Operating margins decreased to 7.7% in 2016, from 27.5% and 37.7% in 2015 and 2014, respectively. The decrease in operating income in 2016 compared to 2015 and 2014 was due primarily to decreased revenue and the impact of our fixed costs over lower revenue. We are still focused on our current joint industry projects, including the Utica, Duvernay, and Mississippi Lime studies and the Marcellus, Niobrara, Wolfcamp and Eagle Ford plays, our new proposed studies in tight-oil unconventional reservoirs and a revisit to the deepwater Gulf of Mexico, and the sale of fully completed studies.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures and our dividend and share repurchase programs. If necessary, we supplement this cash flow with borrowings under bank credit facilities to finance some capital expenditures and business acquisitions. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of December 31, 2016, approximately $13.7 million of our $14.8 million of cash was held by our foreign subsidiaries.

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"). We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow, as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
Free Cash Flow Calculation	2016	2015	2014
Net cash provided by operating activities	$131,887	$219,100	$303,449
Less: cash paid for capital expenditures	(11,356)	(22,797)	(36,586)
Free cash flow	$120,531	$196,303	$266,863

Free cash flow as a percent of net income continued to be strong even though free cash flow decreased in 2016 compared to 2015 and 2014. These decreases were primarily due to the decrease in cash flow from operating activities as a result of lower activity levels for the oil and gas industry.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Cash provided by/(used in):
Operating activities	$131,887	$219,100	$303,449
Investing activities	(14,721)	(39,654)	(42,066)
Financing activities	(124,896)	(180,302)	(263,121)
Net change in cash and cash equivalents	$(7,730)	$(856)	$(1,738)

The decreases in cash provided by operating activities in 2016 compared to 2015 and in 2015 compared to 2014 were primarily attributable to the industry downturn resulting in year-over-year decreases in net income, offset by reductions in working capital.

Cash flow used in investing activities in 2016 decreased $24.9 million compared to 2015 primarily as a result of less cash used for capital expenditures and business acquisitions. Cash flow used in investing activities in 2015 decreased $2.4 million compared to 2014 primarily as a result of lower company-owned life insurance premiums.

Cash flow used in financing activities in 2016 decreased $55.4 million compared to 2015. Cash flow used in financing activities in 2015 decreased $82.8 million compared to 2014. During 2016, we spent $7.2 million to repurchase our common shares, $95.1 million to pay dividends, and decreased our debt balance by $215 million through the issuance of new shares. During 2015, we spent $159.7 million to repurchase our common shares and $94.2 million to pay dividends, offset by a net increase in our debt balance of $77 million. During 2014, we spent $264.4 million to repurchase our common shares and $89.1 million to pay dividends, offset by a net increase in our debt balance of $89 million.

During the year ended December 31, 2016, we repurchased 62,000 shares of our common stock for an aggregate amount of $7.2 million, or an average price of $115.51 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest or to finance future acquisitions. Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 10% of our issued share capital in treasury. On May 19, 2016 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program until November 19, 2017 to purchase up to 10% of our issued share capital. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $120.04 per share on December 31, 2016, an increase of over 2,879%.

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

In 2015, we entered into an agreement to amend our revolving credit facility (the "Credit Facility") to increase the aggregate borrowing capacity from $350 million to $400 million and to increase the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.0%.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is subject to all terms of the agreements, and is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.8 million at December 31, 2016, resulting in an available borrowing capacity under the Credit Facility of $306.2 million. In addition to those items under the Credit Facility, we had $15.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2016.

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we fixed the LIBOR portion of the interest rate at 2.50% through August 29, 2024. Each swap is measured at fair value and recorded in our consolidated balance sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

In addition to our repayment commitments under our Credit Facility and our Senior Notes, we have non-cancellable operating lease arrangements under which we lease property including land, buildings, office equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Debt (1)	$218,000	$—	$68,000	$75,000	$75,000
Operating leases	62,061	15,514	20,120	10,905	15,522
Pension (2)	1,484	1,484	—	—	—
Total contractual obligations	$281,545	$16,998	$88,120	$85,905	$90,522

(1) Not included in the above balances are anticipated cash payments for interest of $6.1 million a year for 2017-2021 and cash payments for interest of $3.1 million a year for 2022-2023 for a total of $36.7 million.

(2) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2016. Not included in the table above are uncertain tax positions of $8.6 million that we have accrued for at December 31, 2016, as the amounts and timing of payment, if any, are uncertain. See Note 9 of the Notes to Consolidated Financial Statements for further detail of this amount.

At December 31, 2016, we had tax net operating loss carry-forwards in various jurisdictions of approximately $38.8 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2016. If unused, those carry-forwards which are subject to expiration may expire during the years 2017-2027. During 2016, $0.1 million of net operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to track client demand for our services and products. Given the improving, but still uncertain, trend in industry activity levels, we have not determined, at this time, the level of investment that will be made in 2017. We will, however, continue to invest to fund the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients. In addition, we plan to continue to (i) repurchase our common shares on the open market through our share repurchase program, (ii) pay a dividend and (iii) if available in the market at acceptable valuations, acquire complementary technologies. Our ability to continue these initiatives depends on, among other things, market conditions and our ability to generate free cash flow.

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

Other Matters

In the spring of 2016, there were news reports related to Unaoil, a Monaco based company, and activities Unaoil may have engaged in related to international projects involving numerous global companies, including Core Lab. It has also been reported that the U.S. Department of Justice ("DOJ") is conducting an investigation of Unaoil related to the information reported in these news articles. The DOJ and the SEC contacted the Company in connection with that investigation, and the Company has cooperated with, and will continue to cooperate with, both agencies as necessary.

Outlook

Our long-term growth strategies remain essentially unchanged. We will continue our efforts to expand our market presence by opening or expanding facilities in strategic areas, continue the development of new services and products to meet our client needs and realizing synergies within our business lines. We believe our market presence provides us a unique opportunity to service clients who have global operations in addition to the national oil companies.

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. During the fourth quarter of 2016, the members of OPEC announced a framework to reduce their daily crude oil production. This event, in the Company's opinion, will likely serve as an important catalyst that could speed the re-balancing of the crude oil markets which may provide for a significant recovery in industry activity. Based on recent developments, and modest strengthening in the price of crude oil and natural gas, we believe that the level of activities and workflows experienced in late 2016 will continue into 2017 and will strengthen for North America. Additionally, we believe the trend in recent public announcements of major offshore and international projects by our clients will continue, and these announcements are signs that a recovery of the offshore deepwater and international markets are also improving. An increase in the activities in these markets could positively impact our revenues, operating income and operating margins as well.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our dividend and share repurchase programs from a combination of cash on hand, cash flow from operating activities and available borrowings under our Credit Facility.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2016.

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Our allowance for doubtful accounts decreased to $3.1 million as of December 31, 2016, compared to $4.1 million as of December 31, 2015.

Income Taxes

Our income tax expense includes income taxes of The Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $10.0 million and $10.9 million at December 31, 2016 and 2015, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be indefinitely reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2016, 2015 and 2014.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate a possible impairment.

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2016, 2015 and 2014.

We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

Obsolete Inventory

We forecast client demand, considering changes in technology which could result in obsolescence. Our valuation reserve for obsolete inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for obsolete inventory at December 31, 2016 was $3.5 million compared to $3.0 million at December 31, 2015.

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

Stock-Based Compensation

We have two stock-based compensation plans, as described in further detail in Note 13 of the Notes to Consolidated Financial Statements. We evaluate the probability that certain of our stock-based plans will meet targets established within the respective agreements and result in the vesting of such awards. In addition, we derive an estimated forfeiture rate that is used in calculating the expense for these awards. For new awards issued and awards modified, repurchased or canceled, the compensation expense is equal to the fair value of the award at the date of the grant and is recognized in the Consolidated Statements of Operations for those awards earned over the requisite service period of the award. The fair value is determined by calculating the discounted value of the shares over the vesting period and applying an estimated forfeiture rate.

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

Recent Accounting Pronouncements

Pronouncements Adopted in 2016

In November 2015, the FASB issued ASU 2015-17 ("Balance Sheet Classification of Deferred Taxes") to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We early adopted this standard for our fiscal year beginning on January 1, 2016 and applied the adoption prospectively. The adoption of this standard had no effect on our current Consolidated Statements of Operations and Consolidated Statements of Cash Flows but had an immaterial effect on our Consolidated Balance Sheets with the reclassification of certain deferred tax balance sheet accounts. The comparative prior period Consolidated Balance Sheet as of December 31, 2015 was not retrospectively adjusted.

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

Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09 ("Revenue from Contracts with Customers"), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 (on July 9, 2015, the FASB deferred the implementation date for one year). We are currently analyzing the standard's impact on our revenues by looking at all of our revenue streams to determine the impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. At this point, we do not anticipate any material changes to our revenue recognition policies and procedures nor to our financial statements, but extensive additional disclosures will be required.

In July 2015, the FASB issued ASU 2015-11 ("Simplifying the Measurement of Inventory") to require the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this standard will have no effect on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

In February 2016, the FASB issued ASU 2016-02 ("Leases"), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We do not anticipate the adoption of this standard to have a material impact on how we currently record lease transactions; however, it may have a significant impact on our Consolidated Balance Sheets, increasing both asset balances and liability balances.

In March 2016, the FASB issued ASU 2016-09 ("Improvements to Employee Share-Based Payment Accounting") to simplify the accounting for share-based payment transactions, including accounting for forfeitures, excess tax benefit/expense, and tax withholding requirements. Under this new guidance, (1) companies will have the option to estimate how many shares in a grant will be forfeited or to elect to recognize forfeitures as they occur; (2) all excess tax benefit and expense will be recognized as income tax benefit or expense in the income statement as a discrete item to the quarter, and the accumulated benefits in APIC are eliminated; and (3) companies will be able to withhold share amounts up to the statutory maximum and the award will still be classified as equity. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. The adoption of this standard will result in timing differences in the recognition of stock compensation expense as we will no longer be estimating forfeitures, but accounting for them as they occur, and the reclassification of excess tax benefit/expense on the Consolidated Statements of Cash Flows.

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

Interest Rate Risk

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2016 and 2015 approximated the book value.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.50% through August 29, 2024. Each swap is measured at fair value and recorded in our consolidated balance sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

From time to time, we are exposed to interest rate risk on our Credit Facility debt for amounts outstanding in excess of $50 million, which carries a variable interest rate. At December 31, 2016, we had an outstanding balance of $68 million. A 10% change in interest rates would not have a material impact on our results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Change in Auditor in 2016

Effective January 1, 2016, the Company appointed KPMG, including its U.S. and Dutch affiliates, (collectively, "KPMG") as its independent registered public accountants. There was no dispute or disagreement with former auditor PricewaterhouseCoopers (“PwC”) on any issue; instead, the change was a result of new Dutch regulations requiring Dutch publicly traded companies to rotate the public auditors of their IFRS accounts after eight years starting with the fiscal year that began January 1, 2016. The change of accounting firms was recommended by the supervisory board of directors and approved by the shareholders at the 2016 annual meeting.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by KPMG, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2017 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2016.

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

35

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date:	February 10, 2017	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 10th day of February, 2017.

36

Signature	Title

/s/ DAVID M. DEMSHUR	/s/ RICHARD L. BERGMARK
David M. Demshur	Richard L. Bergmark
President, Chief Executive Officer,	Executive Vice President,
Chairman and Supervisory Director	Chief Financial Officer and
Supervisory Director

/s/ CHRIS S. HILL	/s/ MARTHA Z. CARNES
Chris S. Hill	Martha Z. Carnes
Vice President and	Supervisory Director
Chief Accounting Officer

/s/ CHARLES L. DUNLAP	/s/ MICHAEL C. KEARNEY
Charles L. Dunlap	Michael C. Kearney
Supervisory Director	Supervisory Director

/s/ JAN WILLEM SODDERLAND	/s/ MICHAEL STRAUGHEN
Jan Willem Sodderland	Michael Straughen
Supervisory Director	Supervisory Director

/s/ LUCIA VAN GEUNS	/s/ MARGARET ANN VAN KEMPEN
Lucia van Geuns	Margaret Ann van Kempen
Supervisory Director	Supervisory Director

37

Report of Independent Registered Public Accounting Firm
The Board of Supervisory Directors and Shareholders
Core Laboratories N.V.:

We have audited the accompanying consolidated balance sheet of Core Laboratories N.V. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited financial statement schedule II - Valuation and Qualifying Account. These consolidated financial statements and financial statement schedule are the responsibility of the Core Laboratories N.V.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Core Laboratories N.V. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Core Laboratories N.V.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 10, 2017 expressed an unqualified opinion on the effectiveness of Core Laboratories N.V.’s internal control over financial reporting.

/s/ KPMG LLP

Houston, Texas
February 10, 2017

Report of Independent Registered Public Accounting Firm
The Board of Supervisory Directors and Shareholders
Core Laboratories N.V.:

We have audited Core Laboratories N.V.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Core Laboratories N.V.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A of Core Laboratories N.V.’s Annual Report on Form 10-K. Our responsibility is to express an opinion on Core Laboratories N.V.’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Core Laboratories N.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Core Laboratories N.V. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended, and our report dated February 10, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
February 10, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated balance sheet as of December 31, 2015 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015 present fairly, in all material respects, the financial position of Core Laboratories N.V. (a Netherlands corporation) and its subsidiaries at December 31, 2015, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 12, 2016

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands, except share and per share data)

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,764	$22,494
Accounts receivable, net of allowance for doubtful accounts of $3,139 and $4,136 at 2016 and 2015, respectively	114,329	145,689
Inventories	33,720	40,906
Prepaid expenses	10,711	12,053
Income taxes receivable	6,426	7,209
Other current assets	6,511	10,196
TOTAL CURRENT ASSETS	186,461	238,547
PROPERTY, PLANT AND EQUIPMENT, net	129,882	143,211
INTANGIBLES, net	9,936	10,041
GOODWILL	179,044	178,159
DEFERRED TAX ASSETS, net	20,605	11,693
OTHER ASSETS	47,124	43,607
TOTAL ASSETS	$573,052	$625,258
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$33,720	$33,474
Accrued payroll and related costs	19,411	36,475
Taxes other than payroll and income	5,816	9,495
Unearned revenues	15,690	14,101
Income taxes payable	15,718	1,733
Other current liabilities	13,668	25,480
TOTAL CURRENT LIABILITIES	104,023	120,758
LONG-TERM DEBT, net	216,488	430,987
DEFERRED COMPENSATION	46,251	43,478
DEFERRED TAX LIABILITIES, net	6,277	4,881
OTHER LONG-TERM LIABILITIES	44,716	48,853
COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT):
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,151,261 outstanding at 2016 and 44,350,002 issued and 42,375,905 outstanding at 2015	1,148	1,142
Additional paid-in capital	52,850	—
Retained earnings	187,957	219,207
Accumulated other comprehensive income (loss)	(9,828)	(10,538)
Treasury shares (at cost), 644,991 at 2016 and 1,974,097 at 2015	(80,773)	(238,875)
Total Core Laboratories N.V. shareholders' equity (deficit)	151,354	(29,064)
Non-controlling interest	3,943	5,365
TOTAL EQUITY (DEFICIT)	155,297	(23,699)
TOTAL LIABILITIES AND EQUITY (DEFICIT)	$573,052	$625,258

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except per share data)

	2016	2015	2014
REVENUE:
Services	$470,259	$611,954	$780,872
Product sales	124,482	185,566	304,350
Total Revenue	594,741	797,520	1,085,222
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	331,688	387,739	449,488
Cost of product sales, exclusive of depreciation shown below	110,956	144,913	215,783
General and administrative expenses, exclusive of depreciation shown below	39,390	49,729	45,655
Depreciation	26,029	26,545	25,297
Amortization	843	912	1,399
Other (income) expense, net	(344)	3,669	1,069
Severance and other charges	—	22,943	—
OPERATING INCOME	86,179	161,070	346,531
Interest expense	11,572	12,380	10,600
Income before income tax expense	74,607	148,690	335,931
Income tax expense	10,748	33,758	77,305
Net income	63,859	114,932	258,626
Net income attributable to non-controlling interest	(36)	85	1,141
Net income attributable to Core Laboratories N.V.	$63,895	$114,847	$257,485
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.47	$2.69	$5.80
Diluted earnings per share attributable to Core Laboratories N.V.	$1.46	$2.68	$5.77
Cash dividends per share	$2.20	$2.20	$2.00
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	43,479	42,747	44,362
Diluted	43,670	42,908	44,600

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Net income	$63,859	$114,932	$258,626
Other comprehensive income:
Derivatives
Changes in fair value of interest rate swaps	(293)	(1,471)	(1,327)
Interest rate swap amounts reclassified to interest expense	829	971	245
Income taxes on derivatives	(197)	583	—
Total derivatives	339	83	(1,082)
Pension and other postretirement benefit plans
Adjustment of unrecognized pension actuarial gain (loss)	(17)	1,151	(4,399)
Prior service credit arising during period	—	—	1,024
Prior service cost
Amortization to net income of transition asset	—	(96)	(87)
Amortization to net income of prior service cost	(81)	(85)	7
Amortization to net income of actuarial loss	593	727	540
Income taxes on pension and other postretirement benefit plans	(124)	(424)	729
Total pension and other postretirement benefit plans	371	1,273	(2,186)
Total other comprehensive income (loss)	710	1,356	(3,268)
Comprehensive income	64,569	116,288	255,358
Comprehensive income attributable to non-controlling interests	(36)	85	1,141
Comprehensive income attributable to Core Laboratories N.V.	$64,605	$116,203	$254,217

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2013	46,750,002	$1,203	$—	$415,930	$(8,626)	1,648,613	$(245,184)	$6,066	$169,389
Stock-based compensation, net of awards issued	—	—	1,295	(12,683)	—	(216,395)	31,858	—	20,470
Tax benefit of stock-based awards issued	—	—	3,020	—	—	—	—	—	3,020
Repurchases of common shares	—	—	—	—	—	1,680,800	(264,368)	—	(264,368)
Dividends paid	—	—	—	(89,089)	—	—	—	—	(89,089)
Cancellation of treasury shares	(1,150,000)	(29)	(4,315)	(155,737)	—	(1,150,000)	160,081	—	—
Non-controlling interest dividend	—	—	—	—	—	—	—	(787)	(787)
Other comprehensive income	—	—	—	—	(3,268)	—	—	—	(3,268)
Net income (loss)	—	—	—	257,485	—	—	—	1,141	258,626
BALANCE, December 31, 2014	45,600,002	$1,174	$—	$415,906	$(11,894)	1,963,018	$(317,613)	$6,420	$93,993

Stock-based compensation, net of awards issued	—	—	3,267	(11,044)	—	(183,455)	29,056	—	21,279
Tax benefit of stock-based awards issued	—	—	(175)	—	—	—	—	—	(175)
Repurchases of common shares	—	—	—	—	—	1,444,534	(159,709)	—	(159,709)
Dividends paid	—	—	—	(94,235)	—	—	—	—	(94,235)
Cancellation of treasury shares	(1,250,000)	(32)	(3,092)	(206,267)	—	(1,250,000)	209,391	—	—
Non-controlling interest dividend	—	—	—	—	—	—	—	(1,140)	(1,140)
Other comprehensive income	—	—	—	—	1,356	—	—	—	1,356
Net income (loss)	—	—	—	114,847	—	—	—	85	114,932
BALANCE, December 31, 2015	44,350,002	$1,142	$—	$219,207	$(10,538)	1,974,097	$(238,875)	$5,365	$(23,699)
Stock-based compensation, net of awards issued	—	—	(197)	—	—	(141,106)	22,276	—	22,079
Tax benefit of stock-based awards issued	—	—	(1,162)	—	—	—	—	—	(1,162)
Repurchases of common shares	—	—	—	—	—	62,000	(7,161)	—	(7,161)
Dividends paid	—	—	—	(95,145)	—	—	—	—	(95,145)
Issuance of common shares	1,696,250	38	197,164	—	—	—	—	—	197,202
Cancellation of treasury shares	(1,250,000)	(32)	(142,955)	—	—	(1,250,000)	142,987	—	—
Non-controlling interest dividend	—	—	—	—	—	—	—	(1,386)	(1,386)
Other comprehensive income	—	—	—	—	710	—	—	—	710
Net income (loss)	—	—	—	63,895	—	—	—	(36)	63,859
BALANCE, December 31, 2016	44,796,252	$1,148	$52,850	$187,957	$(9,828)	644,991	$(80,773)	$3,943	$155,297

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,859	$114,932	$258,626
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,079	21,279	20,470
Depreciation and amortization	26,872	27,457	26,696
Non-cash interest expense	501	702	445
(Increase) decrease in value of life insurance policies	(824)	909	(1,581)
Deferred income taxes	(14,385)	(107)	4,682
Asset impairments	—	5,199	—
Net (recovery) provision for doubtful accounts	(18)	2,592	1,243
Other non-cash items	(1,399)	(860)	(466)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	31,584	49,261	3,486
Inventories	6,219	3,049	2,894
Prepaid expenses and other current assets	2,657	7,744	(10,088)
Other assets	340	2,652	680
Accounts payable	(1,036)	(13,353)	(3,021)
Accrued expenses	(6,738)	(9,723)	(2,611)
Other long-term liabilities	587	4,275	1,873
Unearned revenue	1,589	3,092	121
Net cash provided by operating activities	131,887	219,100	303,449
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,356)	(22,797)	(36,586)
Patents and other intangibles	(348)	(1,460)	(854)
Acquisitions, net of cash acquired	(1,242)	(13,774)	(1,200)
Proceeds from sale of assets	740	1,320	884
Premiums on life insurance	(2,515)	(2,943)	(4,310)
Net cash used in investing activities	(14,721)	(39,654)	(42,066)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(316,244)	(139,656)	(128,162)
Proceeds from debt borrowings	99,000	215,000	217,000
Excess tax benefits from stock-based payments	(1,162)	(175)	3,020
Debt financing costs	—	(387)	(1,128)
Non-controlling interest - dividend	(1,386)	(1,140)	(394)
Dividends paid	(95,145)	(94,235)	(89,089)
Repurchase of common shares	(7,161)	(159,709)	(264,368)
Issuance of common shares	197,202	—	—
Net cash used in financing activities	(124,896)	(180,302)	(263,121)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,730)	(856)	(1,738)
CASH AND CASH EQUIVALENTS, beginning of year	22,494	23,350	25,088
CASH AND CASH EQUIVALENTS, end of year	$14,764	$22,494	$23,350

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Supplemental disclosures of cash flow information:
Cash payments for interest	$11,248	$12,313	$10,272
Cash payments for income taxes	$12,181	$35,523	$79,644

Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the year	$1,627	$483	$1,009
Insurance premium financed	$—	$2,228	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2016, 2015 and 2014. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

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

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific clients and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $3.1 million and $4.1 million at December 31, 2016 and 2015, respectively. The net carrying value of accounts receivable is considered to be representative of its respective fair value.

Inventories

Inventories consist of manufactured goods, materials and supplies used for sales or services to clients. Inventories are stated at the lower of cost or estimated net realizable value. Inventory costs are recorded at standard cost which approximates the first-in, first-out method.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets are comprised primarily of prepaid insurance, value added taxes and prepaid rents.

Prior to 2016, this account also included current deferred income taxes. On January 1, 2016, we early adopted ASU 2015-17 ("Balance Sheet Classification of Deferred Taxes") issued by the FASB in November 2015 to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. As we applied the adoption prospectively, the comparative prior period Consolidated Balance Sheet as of December 31, 2015 has not been retrospectively adjusted. The adoption of this standard had no effect on our current Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2016, 2015 or 2014.

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

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the Company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2016, 2015 or 2014.

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

Other assets consisted of the following (in thousands):

	2016	2015
Cash surrender value of life insurance	$39,059	$36,087
Investments in unconsolidated affiliates	3,224	2,719
Other	4,841	4,801
Total other assets	$47,124	$43,607

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

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. Other comprehensive income consists of prior service costs and an unrecognized net actuarial gain and loss from a pension plan and changes in the fair value of our interest rate swaps. See Note 10 - Pension and Other Postretirement Benefit Plans and Note 14 - Derivative Instruments and Hedging Activities.

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Our foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenue and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and certain components of cost of sales, which are measured at historical rates. For the year ended December 31, 2016, we incurred a net remeasurement loss of approximately $1.8 million, while in the year ended December 31, 2015, we incurred a net remeasurement loss of approximately $4.5 million, and a net remeasurement loss of approximately $4.2 million in the year ended December 31, 2014. These amounts were included in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations.

Pensions and Other Postretirement Benefits

We provide a non-contributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. As required by current accounting standards, we recognize net periodic pension costs associated with the Dutch plan in income from current operations and recognize the unfunded status of the plan, if any, as a long-term liability. In addition, we recognize as a component of other comprehensive income, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic pension cost. The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates. Actual results could differ from those estimates. See Note 10 - Pension and Other Postretirement Benefit Plans.

Furthermore, we maintain defined contribution plans for the benefit of eligible employees primarily in Canada, The Netherlands, the United Kingdom. and the United States. We expense these contributions in the period the contribution is made.

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

Stock-Based Compensation

We have two stock-based compensation plans, as described in further detail in Note 13 - Stock-Based Compensation. For new awards issued and awards modified, repurchased or canceled, the compensation expense is equal to the fair value of the award at the date of the grant and is recognized in the Consolidated Statements of Operations for those awards earned over the requisite service period of the award.

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

	For the Years Ended December 31,
	2016	2015	2014
Weighted average basic common shares outstanding	43,479	42,747	44,362
Effect of dilutive securities:
Performance shares	127	98	110
Restricted stock	64	63	128
Weighted average diluted common and potential common shares outstanding	43,670	42,908	44,600

3. ACQUISITIONS

We had no significant acquisitions during the year ended December 31, 2016.

In 2015, we acquired a business providing additional reservoir fluids technology which was accounted for by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition. The acquisition of this entity did not have a material impact on our Consolidated Balance Sheets or Consolidated Statements of Operations, and was recorded in the Reservoir Description business segment.

4. INVENTORIES

Inventories consisted of the following at December 31, 2016 and 2015 (in thousands):

	2016	2015
Finished goods	$21,635	$25,778
Parts and materials	11,185	12,637
Work in progress	900	2,491
Total inventories	$33,720	$40,906

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net were as follows at December 31, 2016 and 2015 (in thousands):

	2016	2015
Land	$7,883	$7,894
Building and leasehold improvements	114,522	111,740
Machinery and equipment	256,742	263,858
Total property, plant and equipment	379,147	383,492
Less - accumulated depreciation	(249,265)	(240,281)
Property, plant and equipment, net	$129,882	$143,211

6. INTANGIBLES, NET

The components of intangibles, net as of December 31, 2016 and 2015 are as follows (in thousands):

		2016		2015
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired trade secrets	2-20	$3,390	$1,405	$3,065	$1,086
Acquired patents and trademarks	4-10	5,043	1,809	7,869	4,677
Agreements not to compete	3-5	839	690	894	586
Acquired trade names	Indefinite	4,568	—	4,562	—
Total intangibles, net		$13,840	$3,904	$16,390	$6,349

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2017	$1,008
2018	$967
2019	$861
2020	$703
2021	$613

7. GOODWILL

The changes in the carrying amount of goodwill for each reportable segment for the years ended December 31, 2016, and 2015 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Reservoir Management	Total
Balance at December 31, 2014	$82,059	$79,560	$2,845	$164,464
Goodwill acquired during the year	13,695	—	—	13,695
Balance at December 31, 2015	95,754	79,560	2,845	178,159
Goodwill acquired during the year	885	—	—	885
Balance at December 31, 2016	$96,639	$79,560	$2,845	$179,044

8. DEBT, NET

We have no capital lease obligations. Debt at December 31, 2016 and 2015 is summarized in the following table (in thousands):

	December 31, 2016	December 31, 2015
Senior Notes	$150,000	$150,000
Credit Facility	68,000	283,000
Other indebtedness	—	2,244
Total debt	218,000	435,244
Less: Short-term debt included in other indebtedness	—	(2,244)
Less: Debt issuance costs	(1,512)	(2,013)
Long-term debt, net	$216,488	$430,987

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

In 2015, we entered into an agreement to amend our Credit Facility to increase the aggregate borrowing capacity from $350 million to $400 million and to keep the uncommitted availability of an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.0%.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is subject to all terms of the agreements, and is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $25.8 million at December 31, 2016, resulting in an available borrowing capacity under the Credit Facility of $306.2 million. In addition to those items under the Credit Facility, we had $15.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2016.

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

In 2014, we entered into two interest rate swap agreements to hedge changes in the variable interest rate on our LIBOR-priced debt. See Note 14 - Derivative Instruments and Hedging Activities for discussion of our derivative instruments.

Other indebtedness at December 31, 2015 includes approximately $2.2 million of debt incurred relating to the financing of our corporate insurance. We did not finance our corporate insurance in 2016.

The estimated fair value of total debt at December 31, 2016 and 2015 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

9. INCOME TAXES

The components of income before income tax expense for 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
United States	$34,723	$55,143	$154,943
Other countries	39,884	93,547	180,988
Income before income tax expense	$74,607	$148,690	$335,931

The components of income tax expense for 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Current:
United States	$(2,469)	$17,257	$44,350
Other countries	16,533	14,629	23,546
State and provincial	600	1,979	4,727
Total current	14,664	33,865	72,623
Deferred:
United States	1,844	(2,905)	2,801
Other countries	(5,845)	2,947	1,675
State and provincial	85	(149)	206
Total deferred	(3,916)	(107)	4,682
Income tax expense	$10,748	$33,758	$77,305

The differences in income tax expense computed using The Netherlands statutory income tax rate of 25%, 25% and 25% in 2016, 2015 and 2014, respectively, and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2016, 2015 and 2014 are as follows (in thousands):

	2016	2015	2014
Tax at The Netherlands income tax rate	$18,652	$37,173	$83,983
International earnings taxed at rates other than The Netherlands statutory rate	(16,840)	(14,066)	(6,721)
Non-deductible expenses	2,936	2,832	2,807
Change in valuation allowance	(899)	3,625	1,150
State and provincial taxes	600	1,133	3,339
Adjustments of prior year taxes	2,412	483	(2,973)
Adjustments of income tax reserves	(604)	(1,205)	(1,570)
Foreign exchange	3,381	4,358	1,659
Other	1,110	(575)	(4,369)
Income tax expense	$10,748	$33,758	$77,305

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2016 and 2015 are summarized as follows (in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carry-forwards	$9,885	$8,045
Tax credit carry-forwards	2,925	934
Accruals for compensation	14,573	14,937
Accruals for inventory capitalization	2,587	2,738
Unrealized benefit plan loss	4,931	5,571
Unrealized foreign exchange	7,221	7,994
Other	3,208	3,247
Total deferred tax assets	45,330	43,466
Valuation allowance (1)	(9,963)	(10,862)
Net deferred tax asset	35,367	32,604
Deferred tax liabilities:
Intangibles	(7,061)	(5,876)
Property, plant and equipment	(5,774)	(8,372)
Accrued interest	—	(10,111)
Unrealized foreign exchange	(4,206)	(6,421)
Other	(3,998)	(1,579)
Total deferred tax liabilities	(21,039)	(32,359)
Net deferred income taxes	$14,328	$245

	2016	2015
Current deferred tax assets	$—	$3,164
Current deferred tax liabilities	—	(9,731)
Long-term deferred tax assets	20,605	11,693
Long-term deferred tax liabilities	(6,277)	(4,881)
Total deferred tax assets (liabilities)	$14,328	$245

(1) Valuation allowance at 12/31/14 was $7.2 million.

We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be indefinitely reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. As of December 31, 2016, we consider $281.0 million to be indefinitely reinvested. Repatriation of these earnings would be subject to income and withholding taxes estimated at approximately $26.6 million. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances.

At December 31, 2016, we had tax net operating loss carry-forwards in various tax jurisdictions of approximately $38.8 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance. As of December 31, 2016, if unused, $3.5 million will expire between 2017-2019, $5.0 million will expire between 2020-2022, $22.0 million will expire between 2023-2026 and $4.6 million will expire beyond 2026. The remaining balance of $3.7 million is not subject to expiration. During 2016, $0.1 million of net operating loss carry-forwards, which carried a full valuation allowance, expired unused.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 1999 through 2015 remain open for examination in various tax jurisdictions in which we operate. The ultimate settlement and timing of these additional tax assessments is uncertain but the Company will continue to vigorously defend its return filing position and does not view the assessments as probable at this time.

During 2016, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2016	2015	2014
Unrecognized tax benefits at January 1,	$9,964	$11,747	$12,385
Tax positions, current period	983	1,044	1,441
Tax positions, prior period	83	(640)	56
Settlements with taxing authorities	(1,657)	(1,371)	(947)
Lapse of applicable statute of limitations	(816)	(816)	(1,188)
Unrecognized tax benefits at December 31,	$8,557	$9,964	$11,747

Changes in our estimate of, or the recognition of, the unrecognized tax benefits shown in the table above would affect our effective tax rate.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. For the years ended December 31, 2016, 2015 and 2014, we recognized approximately $0.6 million, $(0.5) million and $(1.1) million respectively, in interest and penalties. For the years ended December 31, 2016, 2015 and 2014, we had approximately $2.7 million, $2.0 million and $2.5 million, respectively, accrued for the payment of interest and penalties. Changes in our estimate of unrecognized tax benefits would affect our effective tax rate. As of December 31, 2016, 2015, and 2014, there are $1.2 million, $2.4 million and $0.8 million, respectively, of unrecognized tax benefits that could be resolved within the next twelve months which could have a positive effect on the annual effective tax rate.

10. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. This pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested. We fund the future obligations of the Dutch Plan by purchasing insurance contracts from a large multi-national insurance company. The insurance contracts have a five-year maturity. Each year, as a contract expires, it is replaced with a new contract that is adjusted to include changes in the benefit obligation for the current year and redemption of the expired contract. We make annual premium payments to the insurance company based on each employee's age and current salary, and the contractual growth rate. We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2), which approximates the contract value of the investments.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch Plan for the years ended December 31, 2016 and 2015 (in thousands):

	2016	2015
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$50,759	$59,338
Service cost	1,456	1,787
Interest cost	1,329	1,192
Benefits paid	(1,139)	(982)
Administrative expenses	(31)	(169)
Actuarial (gain) loss, net	5,225	(4,416)
Unrealized (gain) loss on foreign exchange	(1,517)	(5,991)
Projected benefit obligation at end of year	$56,082	$50,759

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$41,116	$47,528
Increase (decrease) in plan asset value	6,328	(2,279)
Employer contributions	1,118	1,829
Benefits paid	(1,139)	(982)
Administrative expenses	(31)	(169)
Unrealized gain (loss) on foreign exchange	(1,258)	(4,811)
Fair value of plan assets at end of year	$46,134	$41,116

Under-funded status of the plan at end of the year	$(9,948)	$(9,643)

Accumulated Benefit Obligation	$47,980	$43,969

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation and the net periodic pension costs for the Dutch Plan at December 31, 2016 and 2015:

	2016	2015
Weighted average assumed discount rate	1.90%	2.60%
Expected long-term rate of return on plan assets	1.90%	2.60%
Weighted average rate of compensation increase	2.75%	3.00%

The discount rate used to determine our projected benefit obligation at December 31, 2016 was decreased from 2.60% to 1.90%, consistent with a general decrease in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2016 and 2015 consist of (in thousands):

	2016	2015
Deferred tax asset	$2,328	$2,660
Other long-term liabilities	9,948	9,643
Accumulated other comprehensive loss	(9,169)	(9,540)

The components of net periodic pension cost for the Dutch Plan under this plan for the years ended December 31, 2016, 2015, and 2014 included (in thousands):

	2016	2015	2014
Service cost	$1,456	$1,787	$1,445
Interest cost	1,329	1,192	1,756
Expected return on plan assets	(1,117)	(986)	(1,303)
Unrecognized pension asset, net	—	(96)	(87)
Prior service cost	(81)	(85)	7
Unrecognized net actuarial loss	593	727	540
Net periodic pension cost	$2,180	$2,539	$2,358

Plan assets at December 31, 2016 and 2015 consisted of insurance contracts with returns equal to the contractual rate, which are comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the weighted-average contractual rates for each contract. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2017 minimum funding requirements are expected to be approximately $1.5 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan.

Expected benefit payments to eligible participants under this plan for the next five years are as follows (in thousands):

2017	$1,118
2018	$1,156
2019	$1,169
2020	$1,275
2021	$1,356
Succeeding five years	$8,147

Defined Contribution Plans

We maintain defined contribution plans for the benefit of eligible employees primarily in Canada, The Netherlands, the United Kingdom, and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the defined contribution plans. Our primary obligation under these defined contribution plans is limited to paying the annual contributions. For the years ended December 31, 2016, 2015 and 2014, we paid approximately $6.1 million, $6.9 million and $7.9 million, respectively, for our contributions and our additional discretionary contributions to the defined contribution plans.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant’s termination of employment to the extent they are not vested at that time.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees to provide additional retirement income to the participants. The benefit is determined by the contract for either a fixed amount or by a calculation using years of service or age at retirement along with the average of their base salary for the five years prior to retirement. We are not required to fund this arrangement; however, we have purchased life insurance policies with cash surrender values to assist us in providing the benefits pursuant to these deferred compensation contracts with the actual benefit payments made by Core Laboratories. The charge to expense for these deferred compensation contracts in 2016, 2015 and 2014 was approximately $1.2 million, $1.7 million and $1.9 million, respectively.

We provide severance compensation to certain current key employees if employment is terminated under certain circumstances, such as following a change in control or for any reason other than upon their death or disability, for “cause” or upon a material breach of a material provision of their employment agreement, as defined in their employment agreements. In addition, there are certain countries where we are legally required to make severance payments to employees when they leave our service. We have accrued for all of these severance payments, but they are not funded.

We have also adopted a non-qualified deferred compensation plan (“Deferred Compensation Plan”) that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the Deferred Compensation Plan for employees in the United States, due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value. The benefits under these contracts are fully vested. Our primary obligation for the Deferred Compensation Plan is limited to our annual contributions. Employer contributions to the Deferred Compensation Plan were $0.2 million for the year ended December 31, 2016 and $0.3 million for each of the years ended December 31, 2015 and 2014.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant's termination of employment to the extent they are not vested at that time.

11. COMMITMENTS AND CONTINGENCIES

We have been and may from time to time be named as a defendant in legal actions that arise in the ordinary course of business. These include, but are not limited to, employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with the provision of our services and products. A liability is accrued when a loss is both probable and can be reasonably estimated. During 2015, we recorded contingent liabilities in the amount of $8.6 million associated with these claims. After certain settlements in 2016, we had a contingent liability balance of $7.3 million remaining as of December 31, 2016.

In 1998, we entered into employment agreements with our three senior executive officers that provide for deferred compensation benefits. The present value of the long-term liability recorded and fully reserved for the benefits due upon severing the employment of these employees is approximately $8.0 million at December 31, 2016.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancellable operating leases at December 31, 2016, consist of the following (in thousands):

2017	$15,514
2018	11,557
2019	8,563
2020	6,330
2021	4,575
Thereafter	15,522
Total commitments	$62,061

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was approximately $20.3 million, $22.2 million and $24.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

12. EQUITY

Common Shares

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

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 19, 2016, our shareholders authorized an extension to repurchase up to 10% of our issued share capital through November 19, 2017. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. From the activation of the share repurchase program on October 29, 2002 through December 31, 2016, pursuant to shareholder approvals, we have repurchased 39,373,745 shares for an aggregate purchase price of approximately $1.6 billion, or an average price of $41.20 per share and have canceled 33,475,406 shares with an historical cost of $1.2 billion. At December 31, 2016, we held 644,991 shares in treasury with the authority to repurchase 3,834,634 additional shares under our stock repurchase program. Subsequent to year-end, we have repurchased 189 shares at a total cost of approximately $22.8 thousand.

At the annual meeting of shareholders on May 19, 2016, the shareholders approved the cancellation of 1,250,000 shares of our common stock then held as treasury shares. These treasury shares were canceled on August 2, 2016, after the expiration of the waiting period required under Dutch law. In accordance with FASB Accounting Standards Codification ("ASC") 505-30-30-8, we charged the excess of the cost of the treasury stock over its par value to additional paid-in capital and retained earnings.

Dividend Policy

In February, May, August and November 2016, we paid quarterly dividends of $0.55 per share of common stock. The total dividends paid in 2016 were $95.1 million. On January 10, 2017, we declared a quarterly dividend of $0.55 per share of common stock payable February 17, 2017 to shareholders of record on January 20, 2017.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of tax, in Accumulated other comprehensive income (loss) for the years ended December 31, 2016 and 2015 consist of (in thousands):

	2016	2015
Prior service cost	$600	$661
Unrecognized net actuarial loss and foreign exchange	(9,769)	(10,201)
Fair value of derivatives	(659)	(998)
Total Accumulated other comprehensive (loss)	$(9,828)	$(10,538)

Unrecognized amounts currently recorded to Accumulated other comprehensive income (loss) that are expected to be recognized as components of next year's net pension benefit cost include $0.4 million of unrecognized net actuarial loss.

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

We issue shares from either treasury stock or authorized shares upon the lapsing of vesting restrictions on restricted stock. In 2016, we issued 141,106 shares out of treasury stock relating to the vesting of restricted stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2014 Long-Term Incentive Plan

On May 13, 2014, the 2007 Long-Term Incentive Plan was amended, restated and renamed as the 2014 Long-Term Incentive Plan (the "Plan"). The primary changes effected by the 2014 amendment and restatement were to (a) extend the period during which awards may be granted under the Plan to May 12, 2024, and (b) increase the number of common shares subject to the Plan by 1,100,000 shares. The Plan, as amended, provides for a maximum of 11,900,000 common shares to be granted to eligible employees. At December 31, 2016, approximately 1,214,983 shares remained available for the grant of new awards under the Plan. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

Performance Share Award Program

On February 13, 2014, certain executives were awarded rights to receive an aggregate of 53,548 common shares if our calculated return on invested capital ("ROIC"), as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2016, December 30, 2016. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $9.0 million over the performance period that began on January 1, 2014, of which $3.0 million has been recognized annually in 2016, 2015, and 2014. At December 30, 2016, the Company had the highest ROIC compared to the Bloomberg Comp Group. The Compensation Committee of our Board of Supervisory Directors verified that the performance target criteria had been met and 51,348 shares vested (2,200 shares were forfeited by participants prior to the end of the performance period). We issued these common shares on December 30, 2016 and, simultaneously, the participants surrendered 19,400 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $2.3 million at $120.04 per share. We have recognized an additional tax liability from the vesting of the PSAP of $1.1 million in 2016.

On February 10, 2015, certain executives were awarded rights to receive an aggregate of 106,455 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2017, December 29, 2017. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $11.3 million over the performance period that began on January 1, 2015, of which $3.8 million has been recognized annually in 2016 and 2015. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On February 16, 2016, certain executives were awarded rights to receive an aggregate of 122,515 common shares if our calculated ROIC, as defined in the PSAP, is in the top decile of the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2018, December 31, 2018. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $11.7 million over the performance period that began on January 1, 2016, of which $3.9 million has been recognized in 2016. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 104,164 shares, 91,784 shares, and 80,983 shares in 2016, 2015, and 2014, respectively. Each of these grants has a vesting period of principally six years and vests ratably on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award. As of December 31, 2016, there was $28.6 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 44 months. The grant-date fair value of shares granted was $10.0 million, $8.9 million and $15.0 million in 2016, 2015 and 2014, respectively and we have recognized compensation expense of $10.5 million, $10.4 million and $10.5 million in 2016, 2015 and 2014, respectively. The total grant-date fair value, which is the intrinsic value of the shares, vested was $9.9 million, $10.4 million and $10.4 million in 2016,

2015 and 2014, respectively. We have recognized a tax detriment from the vesting of the RSAP of $0.1 million in 2016 and tax benefits of $0.2 million and $2.9 million in 2015 and 2014, respectively.

2014 Nonemployee Director Stock Incentive Plan

On May 13, 2014, the 2006 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2014 Nonemployee Director Stock Incentive Plan (the "Director Plan"). The primary change effected by the 2014 amendment was to extend the period during which awards may be granted under the Director Plan to May 12, 2024. The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 1,400,000 common shares. As of December 31, 2016 approximately 551,058 shares remained available for issuance under the Director Plan. Only non-employee Supervisory Directors are eligible for these equity-based awards under the Director Plan.

In 2011, the Compensation Committee of our Board of Supervisory Directors approved the restricted share award program (the "Program") to compensate our non-employee Supervisory Directors. Under this arrangement we awarded grants totaling 10,680 shares, 8,616 shares and 4,536 shares in 2016, 2015, and 2014, respectively. Each of these grants has a vesting period of 3 years. There are no performance accelerators for early vesting for these awards. Awards under the Program are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award. As of December 31, 2016, there was $1.3 million of unrecognized total stock-based compensation relating to non-vested Program awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 22 months. The grant-date fair value of shares granted was $1.1 million, $0.9 million and $0.9 million in 2016, 2015, and 2014, respectively, and we have recognized compensation expense of $0.9 million, $0.9 million and $0.9 million in 2016, 2015, and 2014, respectively.

Stock-based Compensation

Non-vested restricted share awards outstanding under both the Plan and the Director Plan as of December 31, 2016 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2015	463,604	$126.65
Granted	237,359	96.23
Vested	(141,612)	139.82
Forfeited	(13,737)	122.47
Non-vested at December 31, 2016	545,614	$110.11

For the years ended December 31, 2016, 2015 and 2014, stock-based compensation expense under both the Plan and the Director Plan recognized in the income statement is as follows (in thousands):

	2016	2015	2014
Cost of product sales and services	$10,073	$10,126	$10,331
General and administrative	12,006	11,153	10,139
Total stock-based compensation expense	$22,079	$21,279	$20,470

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.50% through August 29, 2024. Each swap is measured at fair value and recorded in our consolidated balance sheet as a liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At December 31, 2016, we had fixed rate debt aggregating $200 million and variable rate debt aggregating $18 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	December 31, 2016	December 31, 2015	Balance Sheet Classification
Derivatives designated as hedges:
5 yr Interest Rate Swap	$211	$353	Other Liabilities
10 yr Interest Rate Swap	835	1,229	Other Liabilities
	$1,046	$1,582

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statements of Operations was as follows (in thousands):

	December 31, 2016	December 31, 2015	Income Statement Classification
Derivatives designated as hedges:
5 yr Interest Rate Swap	$316	$388	Interest Expense
10 yr Interest Rate Swap	513	583	Interest Expense
	$829	$971

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

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$25,530	$—	$25,530	$—

Liabilities:
Deferred compensation plan	$31,672	$—	$31,672	$—
5 year interest rate swap	211	—	211	—
10 year interest rate swap	835	—	835	—
	$32,718	$—	$32,718	$—

	Fair Value Measurement at December 31, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$23,737	$—	$23,737	$—

Liabilities:
Deferred compensation plan	$29,155	$—	$29,155	$—
5 year interest rate swap	353	—	353	—
10 year interest rate swap	1,229	—	1,229	—
	$30,737	$—	$30,737	$—
(1) Trust assets consist of the cash surrender value of life insurance policies and are intended to fund the deferred compensation agreements.

16. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	For the Years Ended December 31,
	2016	2015	2014
Sale of assets	$(618)	$(408)	$(764)
Results of non-consolidated subsidiaries	(506)	(383)	(364)
Foreign exchange	1,832	4,507	4,230
Interest income	—	(56)	(403)
Rents and royalties	(420)	(484)	(817)
Insurance and other settlements	—	—	(292)
Other, net	(630)	493	(521)
Total other (income) expense, net	$(342)	$3,669	$1,069

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

	For the Years Ended December 31,
(Gains) losses by currency	2016	2015	2014
Australian Dollar	$136	$238	$289
British Pound	807	434	1,132
Canadian Dollar	(137)	1,848	1,886
Euro	(49)	(908)	(1,537)
Malaysian Ringgit	43	545	278
Mexican Peso	(47)	414	284
Nigerian Naira	200	630	432
Other currencies, net	879	1,306	1,466
Total (gain) loss, net	$1,832	$4,507	4,230

17 . SEVERANCE AND OTHER CHARGES

In 2015, in response to lower commodity pricing for crude oil and reduced spending by our clients on their oil and gas fields, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million, of which approximately $0.5 million were accrued and remaining to be paid at December 31, 2016. Additionally, in 2015 the Company recorded a charge to income associated with the impairment of certain equipment and intangible assets and facility exit costs of $5.5 million. During 2015, we recorded loss contingencies for various ongoing legal issues of $8.6 million. See Note 11 - Commitments and Contingencies.

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

	Reservoir Description	Production Enhancement	Reservoir Management	Corporate & Other (1)	Consolidated
December 31, 2016
Revenues from unaffiliated clients	$404,146	$164,027	$26,568	$—	$594,741
Inter-segment revenues	3,941	877	121	(4,939)	—
Segment operating income (loss)	75,148	8,891	2,043	97	86,179
Total assets (at end of period)	301,574	191,846	17,599	62,033	573,052
Capital expenditures	8,195	2,298	25	838	11,356
Depreciation and amortization	17,735	5,272	1,344	2,521	26,872

December 31, 2015
Revenues from unaffiliated clients	$473,372	$267,224	$56,924	$—	$797,520
Inter-segment revenue	8,674	1,837	248	(10,759)	—
Segment operating income (loss)	111,032	35,027	15,655	(644)	161,070
Total assets (at end of period)	326,182	210,214	27,076	61,786	625,258
Capital expenditures	17,849	3,292	273	1,383	22,797
Depreciation and amortization	16,778	6,611	1,624	2,444	27,457

December 31, 2014
Revenue from unaffiliated clients	$518,974	$467,577	$98,671	$—	$1,085,222
Inter-segment revenue	10,387	2,459	366	(13,212)	—
Segment operating income (loss)	143,624	165,204	37,220	483	346,531
Total assets (at end of period)	319,325	257,135	34,179	62,686	673,325
Capital expenditures	21,371	7,990	2,681	4,544	36,586
Depreciation and amortization	15,816	7,509	1,393	1,978	26,696

(1) "Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single client accounted for 10% or more of revenue in any of the periods presented.

We attribute service revenue to the country in which the service was performed while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of revenue recorded in the U.S., where the services were performed, that are sourced from projects on non-U.S. oilfields. The following table shows a summary of our U.S. and non-U.S. operations (with 2013 revenue reclassified as described above) for December 31, 2016, 2015 and 2014 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries (1) (2)	Consolidated
December 31, 2016
Revenue	$224,863	$22,547	$347,331	$594,741
Property, plant and equipment, net	71,388	10,497	47,997	129,882

December 31, 2015
Revenue	$338,907	$43,808	$414,805	$797,520
Property, plant and equipment, net	80,603	12,082	50,526	143,211

December 31, 2014
Revenue	$515,643	$105,244	$464,335	$1,085,222
Property, plant and equipment, net	83,748	16,057	49,209	149,014
(1) Revenue earned in other countries, including The Netherlands, was not individually greater than 10% of our consolidated revenue in 2016, 2015 or 2014.
(2) Property, plant and equipment, net in other countries, including The Netherlands, were not individually greater than 10% of our consolidated fixed assets in 2016, 2015 or 2014.

The following table shows the breakdown between services and product sales for the years ended December 31, 2016, 2015 and 2014 (in thousands):

SEGMENT BREAKDOWN BETWEEN SERVICES / PRODUCT SALES	For the Years Ended December 31,
	2016	2015	2014
Reservoir Description Services	$377,975	$445,729	$495,658
Production Enhancement Services	68,433	121,675	220,177
Reservoir Management Services	23,851	44,550	65,037
Total Revenue - Services	$470,259	$611,954	$780,872

Reservoir Description Product sales	$26,171	$27,643	$23,316
Production Enhancement Product sales	95,594	145,549	247,400
Reservoir Management Product sales	2,717	12,374	33,634
Total Revenue - Product sales	$124,482	$185,566	$304,350

Total Revenue	$594,741	$797,520	$1,085,222

19. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our unaudited quarterly financial data for the quarters ended December 31, 2016 and 2015 (in thousands, except per share data):

	Quarter ended 2016
	December 31	September 30	June 30	March 31
Services and product sales revenue	$149,542	$143,483	$148,069	$153,647
Cost of services and product sales	112,678	107,153	109,999	112,814
Other operating expenses	15,340	14,842	17,843	17,893
Operating income	21,524	21,488	20,227	22,940
Interest expense	2,548	2,569	3,021	3,434
Income before income tax expense	18,976	18,919	17,206	19,506
Income tax expense	3,607	2,081	671	4,389
Net income	15,369	16,838	16,535	15,117
Net income (loss) attributable to non-controlling interest	(90)	108	(89)	35
Net income attributable to Core Laboratories N.V.	$15,459	$16,730	$16,624	$15,082

Per share information:
Basic earnings per share (1)	$0.35	$0.38	$0.38	$0.36
Diluted earnings per share (1)	$0.35	$0.38	$0.38	$0.35

Weighted average common shares outstanding:
Basic	44,113	44,110	43,297	42,380
Diluted	44,326	44,320	43,505	42,520

	Quarter ended 2015
	December 31	September 30	June 30	March 31
Services and product sales revenue	$182,723	$197,265	$203,889	$213,643
Cost of services and product sales	124,709	129,050	134,619	144,274
Other operating expenses	34,372	21,397	21,377	26,652
Operating income	23,642	46,818	47,893	42,717
Interest expense	3,390	3,471	3,116	2,403
Income before income tax expense	20,252	43,347	44,777	40,314
Income tax expense	4,658	9,753	10,075	9,272
Net income	15,594	33,594	34,702	31,042
Net income attributable to non-controlling interest	176	190	76	(357)
Net income attributable to Core Laboratories N.V.	$15,418	$33,404	$34,626	$31,399

Per share information:
Basic earnings per share (1)	$0.36	$0.79	$0.81	$0.72
Diluted earnings per share (1)	$0.36	$0.78	$0.81	$0.72

Weighted average common shares outstanding:
Basic	42,355	42,517	42,790	43,340
Diluted	42,518	42,685	42,959	43,466

(1)
The sum of the individual quarterly earnings per share amounts may not agree with the year-to-date earnings per share amounts as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at Beginning of Period	Additions Charged to / Recovered from Expense	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2016
Reserve for doubtful accounts	$4,136	$(18)	$(999)	$20	$3,139

Year ended December 31, 2015
Reserve for doubtful accounts	$3,397	$2,592	$(1,442)	$(411)	$4,136

Year ended December 31, 2014
Reserve for doubtful accounts	$2,872	$1,243	$(883)	$165	$3,397

(1)	Comprised primarily of differences due to changes in exchange rate.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
3.1	Articles of Association of the Company, as amended on May 16, 2012 (including English translation)	Form 10-K, February 19, 2013 (File No. 001-14273)

10.1	Core Laboratories N.V. 2014 Long-Term Incentive Plan (as amended and restated effective as of May 12, 2014)	Proxy Statement dated March 19, 2014 for Annual Meeting of Shareholders (File No. 001-14273)

10.2	Core Laboratories N.V. 2014 Nonemployee Director Stock Incentive Plan (as amended and restated effective as of May 12, 2014)	Proxy Statement dated March 19, 2014 for Annual Meeting of Shareholders (File No. 001-14273)

10.3	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers	Form F-1, September 1, 1995 (File No. 000-26710)

10.4	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998[1]	Form 10-K, March 31, 1998 (File No. 000-26710)

10.5	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.6	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999[1]	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	Amendment to Core Laboratories Supplemental Executive Retirement Plan[1]	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.8	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.9	Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 2008[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.10	Non-Employee Director Compensation Summary	Form 10-K, February 22, 2008 (File No. 001-14273)

10.11	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders (File No. 001-14273)

10.12	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) [1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.13	Form of Restricted Share Award Program Agreement[1]	Form 10-K, February 20, 2007 (File No. 001-14273)

10.14	Form of Amendment to Core Laboratories 2008 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.15	Form of Amendment to Core Laboratories 2009 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.16	Form of Amendment to Core Laboratories 2010 Non-Employee Director Restricted Performance Share Award Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.17	Form of Core Laboratories 2011 Non-Employee Director Restricted Share Award Program Agreement	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.18	Form of Core Laboratories 2011 Performance Share Award Program Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.19	Form of Core Laboratories 2010 Performance Restricted Share Award Program Agreement (ROIC Based)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.20	Core Laboratories N.V. Board Succession Plan, dated March 2, 2011	Form 8-K, March 7, 2011 (File No. 001-14273)

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

10.23	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.24	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.25	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.26	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.27	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 2007[1]	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.28	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis[1]	Form 10-K, February 22, 2011 (File No. 001-14273)

10.29	Master Note Purchase Agreement, dated as of September 30, 2011	Form 8-K, September 30, 2011 (File No. 001-14273)

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of KPMG LLP	Filed Herewith

23.2	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Schema Document	Filed Herewith

101.CAL	XBRL Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Label Linkbase Document	Filed Herewith

101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Definition Linkbase Document	Filed Herewith

[1] Management contracts or compensatory plans or arrangements.

Exhibit 21.1

Significant Subsidiaries of the Registrant at December 31, 2016

Name	Legal Seat	Ownership %
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories Canada Ltd.	Alberta, Canada	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Malaysia SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Sales N.V.	Willemstad, Curacao	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Owen Oil Tools LP	Delaware, United States	100%
Core Lab de Mexico S.A. de C.V.	Mexico City, Mexico	100%
Saybolt Belgium N.V.	Antwerp, Belgium	100%
Saybolt LP	Delaware, United States	100%
Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
Saybolt (Singapore) PTE LTD	Singapore, Singapore	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
ZAO Petroleum Analysts	Moscow, Russian Federation	100%

Pursuant to Item 601(b)(21)(ii) of Regulation S-K, the names of other subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary as of the end of the year covered by this report.

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm
The Board of Supervisory Directors and Shareholders
Core Laboratories N.V.:
We consent to the incorporation by reference in the registration statements on Form S-3 (No. 333-211291) and Form S‑8 (Nos. 333-73772 and 333-73774) of Core Laboratories N.V. of our reports dated February 10, 2017, with respect to the consolidated balance sheet of Core Laboratories N.V. and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows the year then ended, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of December 31, 2016, which reports appear in the December 31, 2016 annual report on Form 10-K of Core Laboratories N.V.
/s/ KPMG LLP
Houston, Texas
February 10, 2017

Exhibit 23.2
CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 333-73772 and 333-73774) and Form S-3 (No. 333-211291) of Core Laboratories N.V. of our report dated February 12, 2016 relating to the consolidated financial statements and financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 10, 2017