Form 10-Q
period 2017-03-31
CORE LABORATORIES N V
filed 2017-04-21
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 20, 2017 was 44,182,826.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,342	$14,764
Accounts receivable, net of allowance for doubtful accounts of $3,133 and $3,139 at 2017 and 2016, respectively	121,810	114,329
Inventories	37,537	33,720
Prepaid expenses	12,251	10,711
Income taxes receivable	8,738	6,426
Other current assets	6,303	6,511
TOTAL CURRENT ASSETS	200,981	186,461
PROPERTY, PLANT AND EQUIPMENT, net	127,728	129,882
INTANGIBLES, net	9,813	9,936
GOODWILL	179,044	179,044
DEFERRED TAX ASSETS, net	15,194	20,605
OTHER ASSETS	47,656	47,124
TOTAL ASSETS	$580,416	$573,052
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,477	$33,720
Accrued payroll and related costs	24,986	19,411
Taxes other than payroll and income	6,373	5,816
Unearned revenue	19,300	15,690
Income taxes payable	11,432	15,718
Other current liabilities	10,229	13,668
TOTAL CURRENT LIABILITIES	108,797	104,023
LONG-TERM DEBT, net	218,613	216,488
DEFERRED COMPENSATION	47,736	46,251
DEFERRED TAX LIABILITIES, net	7,469	6,277
OTHER LONG-TERM LIABILITIES	44,454	44,716
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,175,731 outstanding at 2017 and 44,796,252 issued and 44,151,261 outstanding at 2016	1,148	1,148
Additional paid-in capital	54,440	52,850
Retained earnings	181,247	187,957
Accumulated other comprehensive income (loss)	(9,599)	(9,828)
Treasury shares (at cost), 620,521 at 2017 and 644,991 at 2016	(77,829)	(80,773)
Total Core Laboratories N.V. shareholders' equity	149,407	151,354
Non-controlling interest	3,940	3,943
TOTAL EQUITY	153,347	155,297
TOTAL LIABILITIES AND EQUITY	$580,416	$573,052

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
REVENUE:
Services	$120,936	$122,770
Product sales	36,871	30,877
Total revenue	157,807	153,647
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	83,601	85,294
Cost of product sales, exclusive of depreciation expense shown below	30,971	27,520
General and administrative expense, exclusive of depreciation expense shown below	12,756	11,050
Depreciation	6,202	6,627
Amortization	225	220
Other (income) expense, net	873	(4)
OPERATING INCOME	23,179	22,940
Interest expense	2,618	3,434
Income before income tax expense	20,561	19,506
Income tax expense	2,879	4,389
Net income	17,682	15,117
Net income (loss) attributable to non-controlling interest	24	35
Net income attributable to Core Laboratories N.V.	$17,658	$15,082
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.40	$0.36

Diluted earnings per share attributable to Core Laboratories N.V.	$0.40	$0.35

Cash dividends per share	$0.55	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,159	42,380
Diluted	44,347	42,520

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
Net income	$17,682	$15,117

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	81	(1,620)
Interest rate swap amounts reclassified to interest expense	167	213
Income taxes on derivatives	(87)	518
Total derivatives	161	(889)

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	(19)	(19)
Amortization to net income of actuarial loss	111	148
Income taxes on pension and other postretirement benefit plans	(24)	(32)
Total pension and other postretirement benefit plans	68	97

Total other comprehensive income (loss)	229	(792)
Comprehensive income	17,911	14,325
Comprehensive income (loss) attributable to non-controlling interest	24	35
Comprehensive income attributable to Core Laboratories N.V.	$17,887	$14,290

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,682	$15,117
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	5,723	5,462
Depreciation and amortization	6,427	6,847
Changes to value of life insurance policies	946	(568)
Deferred income taxes	6,603	(923)
Other non-cash items	571	(1,334)
Changes in assets and liabilities:
Accounts receivable	(7,525)	23,895
Inventories	(3,898)	(916)
Prepaid expenses and other current assets	(1,647)	(254)
Other assets	(1,001)	1,109
Accounts payable	4,576	1,819
Accrued expenses	(3,590)	(3,222)
Unearned revenue	3,609	170
Other long-term liabilities	1,285	(1,105)
Net cash provided by operating activities	29,761	46,097
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,449)	(2,858)
Patents and other intangibles	(102)	(36)
Proceeds from sale of assets	324	408
Premiums on life insurance	(399)	(532)
Net cash used in investing activities	(6,626)	(3,018)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(49,000)	(37,838)
Proceeds from debt borrowings	51,000	13,000
Excess tax benefits from stock-based compensation	—	(68)
Dividends paid	(24,284)	(23,306)
Repurchase of common shares	(1,273)	(696)
Net cash used in financing activities	(23,557)	(48,908)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(422)	(5,829)
CASH AND CASH EQUIVALENTS, beginning of period	14,764	22,494
CASH AND CASH EQUIVALENTS, end of period	$14,342	$16,665

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2016 was derived from the 2016 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Core Lab's continuing efforts to streamline its business has led to a simplification of its reporting structure and as of January 1, 2017, the Company will present its operating results in two reporting segments: Reservoir Description and Production Enhancement. For more detail about our segments, see Note 13 - Segment Reporting.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2016.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Finished goods	$24,395	$21,635
Parts and materials	11,759	11,185
Work in progress	1,383	900
Total inventories	$37,537	$33,720

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

3.  ACQUISITIONS

We had no significant acquisitions during the three months ended March 31, 2017.

                                                                    Return to Index

4.  DEBT, NET

We have no capital lease obligations. Debt at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017	December 31, 2016
Senior notes	$150,000	$150,000
Credit facility	70,000	68,000
Total debt	220,000	218,000
Less: Debt issuance costs	(1,387)	(1,512)
Long-term debt, net	$218,613	$216,488

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $21.6 million at March 31, 2017, resulting in an available borrowing capacity under the Credit Facility of $308.4 million. In addition to those items under the Credit Facility, we had $14.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2017.

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

The estimated fair value of total debt at March 31, 2017 and December 31, 2016 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

5.  PENSION

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under the Dutch Plan for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Service cost	$375	$358
Interest cost	275	327
Expected return on plan assets	(233)	(275)
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss	111	148
Net periodic pension cost	$509	$539

During the three months ended March 31, 2017, we contributed $1.1 million to fund the estimated 2017 premiums on investment contracts held by the Dutch Plan.

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

7.  EQUITY

During the three months ended March 31, 2017, we repurchased 10,752 of our common shares for $1.3 million. These consisted of rights to shares that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 35,222 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2017.

In February 2017, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on April 18, 2017, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on April 28, 2017 and payable on May 23, 2017.

                                                                    Return to Index

The following table summarizes our changes in equity for the three months ended March 31, 2017 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2016	$1,148	$52,850	$187,957	$(9,828)	$(80,773)	$3,943	$155,297
Adoption of ASU 2016-09 (see note 14)	—	84	(84)	—	—	—	—
Stock based-awards	—	1,506	—	—	4,217	—	5,723
Repurchase of common shares	—	—	—	—	(1,273)	—	(1,273)
Dividends paid	—	—	(24,284)	—	—	—	(24,284)
Non-controlling interest dividends	—	—	—	—	—	(27)	(27)
Amortization of deferred pension costs, net of tax	—	—	—	68	—	—	68
Interest rate swaps, net of tax	—	—	—	161	—	—	161
Net income	—	—	17,658	—	—	24	17,682

March 31, 2017	$1,148	$54,440	$181,247	$(9,599)	$(77,829)	$3,940	$153,347

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Prior service cost	586	600
Unrecognized net actuarial loss	(9,687)	(9,769)
Fair value of derivatives, net of tax	(498)	(659)
Total accumulated other comprehensive income (loss)	$(9,599)	$(9,828)

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

	Three Months Ended
	March 31,
	2017	2016
Weighted average basic common shares outstanding	44,159	42,380
Effect of dilutive securities:
Performance shares	138	83
Restricted stock	50	57
Weighted average diluted common and potential common shares outstanding	44,347	42,520

                                                                    Return to Index

9. OTHER (INCOME) EXPENSE, NET

The components of Other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Sale of assets	$(179)	$(366)
Results of non-consolidated subsidiaries	(79)	(188)
Foreign exchange	97	779
Rents and royalties	(122)	(101)
Severance, compensation and other charges	1,145	—
Other, net	11	(128)
Total other (income) expense, net	$873	$(4)

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
(Gains) losses by currency	2017	2016
Australian Dollar	(5)	125
British Pound	19	228
Euro	103	210
Other currencies, net	(20)	216
Total (gain) loss, net	$97	$779

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2017 and 2016 were 14.0% and 22.5%, respectively. Income tax expense of $2.9 million in the first quarter of 2017 decreased by $1.5 million compared to $4.4 million in the same period in 2016, due to, among other things, the utilization of research tax credits and the carry back of net operating losses.

On March 29, 2017, the Prime Minister of the United Kingdom ("UK") formally notified the European Council of the UK's intention to withdraw from the European Union (EU) under Article 50 of the Treaty of Lisbon. The UK's formal withdrawal will impact tax exemptions and reliefs on intra-European transactions between our UK affiliates and EU companies. In addition, it may impact transactions between our UK affiliates and non-EU based companies as EU tax treaties may no longer apply to these transactions.

Due to the uncertainty involved in evaluating the effect of the loss of tax exemptions and reliefs, we are unable to estimate the impact of these changes at this time. We will continue to monitor developments in this area.

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

                                                                    Return to Index

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

At March 31, 2017, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $20 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows:

	Fair Value of Derivatives
	March 31, 2017	December 31, 2016	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$106	$211	Other long-term liabilities
10 year interest rate swap	692	835	Other long-term liabilities
	$798	$1,046

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$59	$82	Increase to interest expense
10 year interest rate swap	108	131	Increase to interest expense
	$167	$213

12.  FINANCIAL INSTRUMENTS

The Company's only financial assets and liabilities which are measured at fair value on a recurring basis relate to certain aspects of the Company's benefit plans and our derivative instruments. We use the market approach to value certain assets and liabilities at fair value using significant other observable inputs (Level 2) with the assistance of a third-party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and administrative expense in the Consolidated Statements of Operations. Gains and losses related to the fair value of the interest rate swaps are recorded in Other comprehensive income. The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		March 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$26,108	$—	$26,108	$—
Liabilities:
Deferred compensation plan	$32,724	$—	$32,724	$—
5 year interest rate swap	106	—	106	—
10 year interest rate swap	692	—	692	—
	$33,522	$—	$33,522	$—

                                                                    Return to Index

		Fair Value Measurement at
		December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$25,530	$—	$25,530	$—
Liabilities:
Deferred compensation plan	$31,672	$—	$31,672	$—
5 year interest rate swap	211	—	211	—
10 year interest rate swap	835	—	835	—
	$32,718	$—	$32,718	$—

(1) Trust assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation agreements.

13.  SEGMENT REPORTING

Core Laboratories has taken steps to streamline its business by realigning its reporting structure into two reporting segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. In connection with the realignment of our reporting structure, amounts previously reported in our Reservoir Management segment are now presented within our Reservoir Description and Production Enhancement segments, and prior periods have been revised to conform to the current presentation.

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples to increase production and improve recovery of oil and gas from our clients' reservoirs. We provide laboratory based analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analysis.

•
Production Enhancement: Includes services and products relating to reservoir well completions, perforations, stimulations and production. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2017
Revenue from unaffiliated clients	$104,895	$52,912	$—	$157,807
Inter-segment revenue	174	201	(375)	—
Segment operating income (loss)	15,940	7,395	(156)	23,179
Total assets (at end of period)	320,543	199,541	60,332	580,416
Capital expenditures	2,577	3,020	852	6,449
Depreciation and amortization	4,620	1,287	520	6,427

Three Months Ended March 31, 2016
Revenue from unaffiliated clients	$107,425	$46,222	$—	$153,647
Inter-segment revenue	742	220	(962)	—
Segment operating income (loss)	18,598	4,250	92	22,940
Total assets (at end of period)	331,889	206,566	48,795	587,250
Capital expenditures	2,082	378	398	2,858
Depreciation and amortization	4,636	1,587	624	6,847

                                                                    Return to Index

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

14.  RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in 2017

In July 2015, the FASB issued ASU 2015-11 ("Simplifying the Measurement of Inventory") to require the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. We adopted this standard on January 1, 2017. The adoption of this standard had no effect on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

In March 2016, the FASB issued ASU 2016-09 ("Improvements to Employee Share-Based Payment Accounting") to simplify the accounting for share-based payment transactions, including accounting for forfeitures, excess tax benefit/expense, and tax withholding requirements. Under this new guidance, (1) companies will have the option to estimate how many shares in a grant will be forfeited or to elect to recognize forfeitures as they occur; (2) all excess tax benefit and expense will be recognized as income tax benefit or expense in the income statement as a discrete item to the quarter, and the accumulated benefits in additional paid-in capital ("APIC") are eliminated; and (3) companies will be able to withhold share amounts up to the statutory maximum and the award will still be classified as equity. We adopted this standard on January 1, 2017 and have elected to recognize forfeitures as they occur. This resulted in a reclassification between retained earnings and additional paid-in-capital of $84 thousand for the estimated forfeitures on unvested shares as of January 1, 2017. The adoption of this standard will result in periodic adjustments in the recognition of stock compensation expense associated with forfeitures in the period in which they occur. In addition to the income statement treatment of including the excess tax benefit/expense as a discrete income tax item each quarter, this will be removed from the Cash from financing activities section of the Statement of Cash Flows.

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

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2017 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report").

General

Core Laboratories N.V. is a limited liability company incorporated and domiciled in the Netherlands. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 4,400 people worldwide.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

Core Lab's continuing efforts to streamline its business has led to a simplification of its reporting structure and as of January 1, 2017, the Company will present its operating results in two reporting segments: Reservoir Description and Production Enhancement. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples to increase production and improve recovery of oil and gas from our clients' reservoirs. We provide laboratory based analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analysis.

•
Production Enhancement: Includes services and products relating to reservoir well completions, perforations, stimulations and production. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2016 Annual Report and in Part II of this Quarterly Report, as well as the other reports filed by us with the Securities and Exchange Commission (“SEC”).

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

The volatility and significant reduction in the average price of crude oil during 2015 and 2016 resulted in a significant decrease in the activities associated with both the exploration and production of oil during 2015 and throughout most of 2016. Although the average price of oil and gas decreased in 2016, prices showed some signs of improvement in the second half of the year and remained more stable during the first quarter of 2017.

In North America, the land-based rig count decreased 53% during the first half of 2016, which greatly impacted both services and product sales to this market. The third quarter of 2016 established the bottom of the expected "V-shaped" recovery that we believe will continue in 2017. According to Baker Hughes, the rig count for North America has increased almost 36% during the first quarter of 2017. This increase is in response to the improved pricing of crude oil, where the average price has increased 25% and shown more stability over the last twelve months. We expect to see this increase in activity to continue for North America and improve during the recovery phase of this business cycle.

Outside of North America, activities associated with the exploration for and production of oil have also continued to decrease during 2016, although not as significantly as the land-based activities in North America. Our clients' activities in the international and deepwater markets remained depressed throughout 2016; however, we believe these markets will begin to show signs of recovery beginning in the second half of 2017 as our clients have recently announced the future commissioning of several new major capital projects.

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended March 31,				$ Change	% Change
	2017		2016		2017/2016	2017/2016
REVENUE:
Services	$120,936	77%	$122,770	80%	$(1,834)	(1)%
Product sales	36,871	23%	30,877	20%	5,994	19%
Total revenue	157,807	100%	153,647	100%	4,160	3%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	83,601	69%	85,294	69%	(1,693)	(2)%
Cost of product sales, exclusive of depreciation expense shown below*	30,971	84%	27,520	89%	3,451	13%
Total cost of services and product sales	114,572	73%	112,814	73%	1,758	2%
General and administrative expense	12,756	8%	11,050	7%	1,706	15%
Depreciation and amortization	6,427	4%	6,847	4%	(420)	(6)%
Other (income) expense, net	873	1%	(4)	—%	877	NM
Operating income	23,179	15%	22,940	15%	239	1%
Interest expense	2,618	2%	3,434	2%	(816)	(24)%
Income before income tax expense	20,561	13%	19,506	13%	1,055	5%
Income tax expense	2,879	2%	4,389	3%	(1,510)	(34)%
Net income	17,682	11%	15,117	10%	2,565	17%
Net income (loss) attributable to non-controlling interest	24	—%	35	—%	(11)	NM
Net income attributable to Core Laboratories N.V.	$17,658	11%	$15,082	10%	$2,576	17%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Three Months Ended				$ Change	% Change
	Mar 31, 2017		Dec 31, 2016		2017/2016	2017/2016
REVENUE:
Services	$120,936	77%	$115,180	77%	$5,756	5%
Product sales	36,871	23%	34,362	23%	2,509	7%
Total revenue	157,807	100%	149,542	100%	8,265	6%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	83,601	69%	82,626	72%	975	1%
Cost of product sales, exclusive of depreciation expense shown below*	30,971	84%	30,052	87%	919	3%
Total cost of services and product sales	114,572	73%	112,678	75%	1,894	2%
General and administrative expense	12,756	8%	8,795	6%	3,961	45%
Depreciation and amortization	6,427	4%	6,550	4%	(123)	(2)%
Other (income) expense, net	873	1%	(5)	—%	878	NM
Operating income	23,179	15%	21,524	14%	1,655	8%
Interest expense	2,618	2%	2,548	2%	70	3%
Income before income tax expense	20,561	13%	18,976	13%	1,585	8%
Income tax expense	2,879	2%	3,607	2%	(728)	(20)%
Net income	17,682	11%	15,369	10%	2,313	15%
Net income (loss) attributable to non-controlling interest	24	—%	(90)	—%	114	NM
Net income attributable to Core Laboratories N.V.	$17,658	11%	$15,459	10%	$2,199	14%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended March 31, 2017 Compared to the Three Months Ended December 31, 2016 and March 31, 2016

Services Revenue

Services revenue increased 5% to $120.9 million for the first quarter of 2017 from $115.2 million for the fourth quarter of 2016, driven by the increase of land-based activity in North America. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the U.S. Permian basin, offshore West and East Africa, offshore Guyana, and the Middle East, including Kuwait and the United Arab Emirates. Additionally, we have client interest in our existing multi-client reservoir studies such as the Tight Oil Reservoirs of the Midland Basin study as well as our new joint-industry project Deepwater Gulf of Mexico ("GOM") Phase II and the Duvernay Shale Project in Canada. Services revenue decreased 1% for the first quarter of 2017 from $122.8 million for the first quarter of 2016. The year-over-year decrease was primarily due to the decrease in industry activity as commodity prices were both depressed and volatile.

Product Sales Revenue

Revenue associated with product sales increased 7% to $36.9 million for the first quarter of 2017, from $34.4 million for the fourth quarter of 2016 and increased 19% from $30.9 million in the first quarter of 2016. Our product sales revenue is primarily driven by completions of wells in the North American market and, more specifically, the activity associated with the completion of each stage in a wellbore. We continue to benefit from increasing activity in the U.S. as revenue from U.S. land-based activity in our Production Enhancement segment increased 32% on a sequential quarterly basis. The sequential quarterly revenue increase outpaced the sequential increases in U.S. well completions and rig count, indicating increased market penetration of our newly introduced HERO® PerFRAC technology.

                                                                    Return to Index

Cost of Services, excluding depreciation

Cost of services expressed as a percentage of services revenue have improved by decreasing to 69% for the three months ended March 31, 2017, compared to 72% and 69% for the three months ended December 31 and March 31, 2016, respectively. Cost of services as a percentage of services revenue have decreased in the first quarter of 2017 and is primarily reflective of how our fixed cost structure is being absorbed by our revenue.

Cost of Product Sales, excluding depreciation

Cost of product sales expressed as a percentage of product sales revenue improved to 84% for the three months ended March 31, 2017, compared to 87% and 89% for the three months ended December 31 and March 31, 2016, respectively. The decrease in cost of product sales as a percentage of revenue was primarily due to the improved absorption rates of our fixed costs.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended March 31, 2017 was $12.8 million compared to $8.8 million and $11.1 million for the three months ended December 31 and March 31, 2016, respectively. The sequential increase in the current quarter and increase for the year over year comparison are primarily due to higher compensation expense.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2017 was $6.4 million compared to $6.6 million and $6.8 million for the three months ended December 31 and March 31, 2016, respectively.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Sale of assets	$(179)	$(366)
Results of non-consolidated subsidiaries	(79)	(188)
Foreign exchange	97	779
Rents and royalties	(122)	(101)
Severance, compensation and other charges	1,145	—
Other, net	11	(128)
Total other (income) expense, net	$873	$(4)

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Australian Dollar	(5)	125
British Pound	19	228
Euro	103	210
Other currencies, net	(20)	216
Total (gain) loss, net	$97	$779

                                                                    Return to Index

Interest Expense

Interest expense for the three months ended March 31, 2017 was $2.6 million compared to $2.5 million and $3.4 million for the three months ended December 31 and March 31, 2016, respectively. Interest expense was lower compared to the period ended March 31, 2016 primarily due to the reduction of our outstanding debt during the second quarter of 2016.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2017 was 14.0% compared to 19.0% and 22.5% for both the three months ended December 31 and March 31, 2016, respectively. Income tax expense of $2.9 million in the first quarter of 2017 decreased by $1.5 million compared to $4.4 million in the same period in 2016, due to, among other things, the utilization of research tax credits and the carry back of net operating losses.

Segment Analysis

Core Laboratories has taken steps to streamline its business by realigning its reporting structure into two reporting segments: Reservoir Description and Production Enhancement. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by segment for the three months ended March 31, 2017 and 2016 and December 31, 2016 (in thousands):

	Three Months Ended March 31,		$ Change	% Change	Three Months Ended Dec 31,	$ Change	% Change
	2017	2016	2017/2016	2017/2016	2016	Q1/Q4	Q1/Q4
Revenue:
Reservoir Description	$104,895	$107,425	$(2,530)	(2.4)%	$105,076	$(181)	(0.2)%
Production Enhancement	52,912	46,222	6,690	14.5%	44,466	8,446	19.0%
Consolidated	$157,807	$153,647	$4,160	2.7%	$149,542	$8,265	5.5%
Operating income (loss):
Reservoir Description	$15,940	$18,598	$(2,658)	(14.3)%	$18,871	$(2,931)	(15.5)%
Production Enhancement	7,395	4,250	3,145	74.0%	2,583	4,812	(186.3)%
Corporate and Other[1]	(156)	92	(248)	NM	70	(226)	NM
Consolidated	$23,179	$22,940	$239	1.0%	$21,524	$1,655	7.7%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment was flat sequentially at $104.9 million in the first quarter of 2017, compared to $105.1 million in the fourth quarter of 2016 but 2% lower than $107.4 million in the first quarter of 2016. This segment's operations continue to work on large-scale, long-term crude-oil projects with an emphasis on international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies offshore West and East Africa, offshore South America and in the Middle East, including Kuwait and the United Arab Emirates. Crude oil characterization, distillation, and fractionation studies increased during the first quarter of 2017, as oil company clients continued to investigate ways to maximize yields through the refining process. We are still focused on our joint industry projects, including the Utica, Duvernay, Montney, Wilrich, Mississippi Lime and Central Atlantic studies and the Marcellus, Niobrara, Wolfcamp, Eaglebine and Eagle Ford plays. Additionally, we currently have several major enhanced oil recovery ("EOR") projects for unconventional reservoirs underway in various stages and have received sufficient support and industry commitments to initiate the GOM Phase II joint industry project.

Operating income was $15.9 million in the first quarter of 2017, a decrease of 16% compared to $18.9 million in the fourth quarter of 2016 and a decrease of 14% compared to $18.6 million in the first quarter of 2016. The decrease was primarily due to the severance, compensation and other charges incurred during the first quarter of 2017.

                                                                    Return to Index

Operating margins were 15% in the first quarter of 2017, a decrease from 18% in the fourth quarter of 2016 and 17% in the first quarter of 2016. This decrease was due to costs associated with severance, compensation, and other costs. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on North American unconventional reservoirs and complex completions and stimulations, was $52.9 million in the first quarter of 2017, an increase of 19% from $44.5 million in the fourth quarter of 2016 and an increase of 14% from $46.2 million in the first quarter of 2016. The increased revenue was tied to the significant increase in the North America rig count and the associated increase in the number of onshore wells being completed in the U.S. during the first quarter of 2017 as compared to the level of completions in the first and fourth quarters of 2016.

Operating income in the first quarter of 2017 was $7.4 million, an increase from $2.6 million in the fourth quarter of 2016 and an increase from $4.3 million in the first quarter of 2016. The increased profitability was related to increased revenue and the benefits of our cost reduction program that was implemented in prior periods.

Operating margins were 14% in the first quarter of 2017, up from 6% in the fourth quarter of 2016 and 9% in the same period of 2016 as we benefited from the cost reduction program and realized improved absorption rates of our fixed costs across higher revenue.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures and our dividend and share repurchase programs. If necessary, we supplement this cash flow with borrowings under bank credit facilities to finance some capital expenditures, business acquisitions, or the repurchase of the Company's common shares. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2017, $12.8 million of our $14.3 million of cash was held by our foreign subsidiaries.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		% Change
	2017	2016	2017/2016
Free cash flow calculation:
Net cash provided by operating activities	$29,761	$46,097	(35)%
Less: cash paid for capital expenditures	6,449	2,858	126%
Free cash flow	$23,312	$43,239	(46)%

The decrease in free cash flow for the first three months of 2017 compared to the same period in 2016 was primarily due changes in working capital.

                                                                    Return to Index

Cash Flows

The following table summarizes cash flows for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,		% Change
	2017	2016	2017/2016
Cash provided by/(used in):
Operating activities	$29,761	$46,097	(35)%
Investing activities	(6,626)	(3,018)	120%
Financing activities	(23,557)	(48,908)	(52)%
Net change in cash and cash equivalents	$(422)	$(5,829)	(93)%

Cash flows from operating activities for the first three months of 2017 compared to the same period in 2016 decreased primarily due to changes in working capital.

The increase in cash flows used in investing activities during the first three months of 2017 compared to the same period in 2016 was primarily attributable to increased capital expenditures in 2017.

Cash flows used in financing activities decreased for the first three months of 2017 compared to the same period in 2016. During the first three months of 2017, we increased our debt by $2 million, as compared to decreasing it by $25 million during the first three months of 2016. In the first three months of 2017, we repurchased 10,752 shares of our common stock for an aggregate purchase price of $1.3 million compared to the repurchase of 6,365 shares for an aggregate purchase price of $0.7 million during the same period in 2016.

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $21.6 million at March 31, 2017, resulting in an available borrowing capacity under the Credit Facility of $308.4 million. In addition to those items under the Credit Facility, we had $14.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2017.

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

                                                                    Return to Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2016 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2016 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 6 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2016 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
January 31, 2017 (1)	189	$120.72	—	3,835,511
February 28, 2017 (1)	43	117.77	—	3,835,648
March 31, 2017 (1)	10,520	118.37	—	3,859,104
Total	10,752	$118.41	—

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
(3) We distributed 35,222 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2017.

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

CORE LABORATORIES N.V.

Date:	April 21, 2017	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index