Form 10-Q
period 2017-06-30
CORE LABORATORIES N V
filed 2017-07-26
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 25, 2017 was 44,138,104.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,318	$14,764
Accounts receivable, net of allowance for doubtful accounts of $2,905 and $3,139 at 2017 and 2016, respectively	128,983	114,329
Inventories	35,598	33,720
Prepaid expenses	11,353	10,711
Income taxes receivable	9,067	6,426
Other current assets	6,903	6,511
TOTAL CURRENT ASSETS	206,222	186,461
PROPERTY, PLANT AND EQUIPMENT, net	125,746	129,882
INTANGIBLES, net	9,705	9,936
GOODWILL	179,044	179,044
DEFERRED TAX ASSETS, net	13,748	20,605
OTHER ASSETS	49,293	47,124
TOTAL ASSETS	$583,758	$573,052
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,607	$33,720
Accrued payroll and related costs	22,817	19,411
Taxes other than payroll and income	7,318	5,816
Unearned revenue	17,046	15,690
Income taxes payable	943	15,718
Other current liabilities	11,075	13,668
TOTAL CURRENT LIABILITIES	100,806	104,023
LONG-TERM DEBT, net	233,739	216,488
DEFERRED COMPENSATION	49,308	46,251
DEFERRED TAX LIABILITIES, net	6,146	6,277
OTHER LONG-TERM LIABILITIES	42,307	44,716
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,128,235 outstanding at 2017 and 44,796,252 issued and 44,151,261 outstanding at 2016	1,148	1,148
Additional paid-in capital	59,043	52,850
Retained earnings	179,631	187,957
Accumulated other comprehensive income (loss)	(9,621)	(9,828)
Treasury shares (at cost), 668,017 at 2017 and 644,991 at 2016	(82,708)	(80,773)
Total Core Laboratories N.V. shareholders' equity	147,493	151,354
Non-controlling interest	3,959	3,943
TOTAL EQUITY	151,452	155,297
TOTAL LIABILITIES AND EQUITY	$583,758	$573,052

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2017	2016
	(Unaudited)
REVENUE:
Services	$117,239	$118,172
Product sales	46,664	29,897
Total revenue	163,903	148,069
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	80,431	83,349
Cost of product sales, exclusive of depreciation expense shown below	36,687	26,650
General and administrative expense, exclusive of depreciation expense shown below	11,100	11,139
Depreciation	6,093	6,531
Amortization	209	220
Other (income) expense, net	(24)	(47)
OPERATING INCOME	29,407	20,227
Interest expense	2,692	3,021
Income before income tax expense	26,715	17,206
Income tax expense	4,006	671
Net income	22,709	16,535
Net income (loss) attributable to non-controlling interest	19	(89)
Net income attributable to Core Laboratories N.V.	$22,690	$16,624
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.51	$0.38

Diluted earnings per share attributable to Core Laboratories N.V.	$0.51	$0.38

Cash dividends per share	$0.55	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,164	43,297
Diluted	44,374	43,505

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
REVENUE:
Services	$238,175	$240,942
Product sales	83,535	60,774
Total revenue	321,710	301,716
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	164,032	168,643
Cost of product sales, exclusive of depreciation expense shown below	67,658	54,170
General and administrative expense, exclusive of depreciation expense shown below	23,856	22,189
Depreciation	12,295	13,158
Amortization	434	440
Other (income) expense, net	849	(51)
OPERATING INCOME	52,586	43,167
Interest expense	5,310	6,455
Income before income tax expense	47,276	36,712
Income tax expense	6,885	5,060
Net income	40,391	31,652
Net income (loss) attributable to non-controlling interest	43	(54)
Net income attributable to Core Laboratories N.V.	$40,348	$31,706
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.91	$0.74

Diluted earnings per share attributable to Core Laboratories N.V.	$0.91	$0.74

Cash dividends per share	$1.10	$1.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,162	42,839
Diluted	44,360	43,008

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$22,709	$16,535	$40,391	$31,652

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	(278)	(800)	(197)	(2,420)
Interest rate swap amounts reclassified to interest expense	140	211	307	424
Income taxes on derivatives	48	217	(39)	735
Total derivatives	(90)	(372)	71	(1,261)

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	(19)	(19)	(38)	(38)
Amortization to net income of actuarial loss	110	148	220	296
Income taxes on pension and other postretirement benefit plans	(22)	(32)	(46)	(64)
Total pension and other postretirement benefit plans	69	97	136	194

Total other comprehensive income (loss)	(21)	(275)	207	(1,067)
Comprehensive income	22,688	16,260	40,598	30,585
Comprehensive income (loss) attributable to non-controlling interest	19	(89)	43	(54)
Comprehensive income attributable to Core Laboratories N.V.	$22,669	$16,349	$40,555	$30,639

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,391	$31,652
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,563	11,087
Depreciation and amortization	12,729	13,598
Changes to value of life insurance policies	(48)	(497)
Deferred income taxes	6,766	(1,256)
Other non-cash items	(561)	(1,670)
Changes in assets and liabilities:
Accounts receivable	(14,527)	34,700
Inventories	(1,926)	805
Prepaid expenses and other current assets	(3,675)	(2,344)
Other assets	(1,083)	733
Accounts payable	8,443	(3,826)
Accrued expenses	(12,459)	(6,079)
Unearned revenue	1,356	(2,987)
Other long-term liabilities	1,507	(102)
Net cash provided by operating activities	48,476	73,814
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,362)	(5,302)
Patents and other intangibles	(203)	(99)
Proceeds from sale of assets	511	539
Premiums on life insurance	(863)	(970)
Net cash used in investing activities	(9,917)	(5,832)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(67,000)	(258,676)
Proceeds from debt borrowings	84,000	34,000
Excess tax benefits from stock-based compensation	—	(284)
Non-controlling interest - dividend	(27)	(211)
Dividends paid	(48,590)	(46,626)
Repurchase of common shares	(7,388)	(1,112)
Issuance of common shares	—	197,211
Net cash used in financing activities	(39,005)	(75,698)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(446)	(7,716)
CASH AND CASH EQUIVALENTS, beginning of period	14,764	22,494
CASH AND CASH EQUIVALENTS, end of period	$14,318	$14,778

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2016 was derived from the 2016 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Core Lab's continuing efforts to streamline its business has led to a simplification of its reporting structure and as of January 1, 2017, the Company presents its operating results in two reporting segments: Reservoir Description and Production Enhancement. For more detail about our segments, see Note 13 - Segment Reporting.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three or six months ended June 30, 2016.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Finished goods	$22,506	$21,635
Parts and materials	11,762	11,185
Work in progress	1,330	900
Total inventories	$35,598	$33,720

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

3.  ACQUISITIONS

We had no significant acquisitions during the six months ended June 30, 2017.

                                                                    Return to Index

4.  DEBT, NET

We have no capital lease obligations. Debt is as follows (in thousands):

	June 30, 2017	December 31, 2016
Senior notes	$150,000	$150,000
Credit facility	85,000	68,000
Total debt	235,000	218,000
Less: Debt issuance costs	(1,261)	(1,512)
Long-term debt, net	$233,739	$216,488

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $21.7 million at June 30, 2017, resulting in an available borrowing capacity under the Credit Facility of $293.3 million. In addition to those items under the Credit Facility, we had $13.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2017.

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

The estimated fair value of total debt at June 30, 2017 and December 31, 2016 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

5.  PENSION

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Service cost	$366	$375	$741	$733
Interest cost	268	342	543	669
Expected return on plan assets	(228)	(287)	(460)	(562)
Amortization of prior service cost	(19)	(19)	(38)	(38)
Amortization of actuarial loss	110	148	220	296
Net periodic pension cost	$497	$559	$1,006	$1,098

During the six months ended June 30, 2017, we contributed $1.6 million to fund the estimated 2017 premiums on investment contracts held by the Dutch Plan.

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

7.  EQUITY

During the three months ended June 30, 2017, we repurchased 58,676 of our common shares for $6.1 million; included in this total were rights to 3,676 shares valued at $0.4 million surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the six months ended June 30, 2017, we repurchased 69,428 of our common shares for $7.4 million; included in this total were rights to 14,428 shares valued at $1.7 million surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 11,180 and 46,402 treasury shares upon vesting of stock-based awards during the three and six months ended June 30, 2017, respectively.

In February and May 2017, we paid quarterly dividends of $0.55 per share of common stock. In addition, on July 6, 2017, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on July 17, 2017 and payable on August 14, 2017.

                                                                    Return to Index

The following table summarizes our changes in equity for the six months ended June 30, 2017 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2016	$1,148	$52,850	$187,957	$(9,828)	$(80,773)	$3,943	$155,297
Adoption of ASU 2016-09 (see note 14)	—	84	(84)	—	—	—	—
Stock based-awards	—	6,109	—	—	5,453	—	11,562
Repurchase of common shares	—	—	—	—	(7,388)	—	(7,388)
Dividends paid	—	—	(48,590)	—	—	—	(48,590)
Non-controlling interest dividends	—	—	—	—	—	(27)	(27)
Amortization of deferred pension costs, net of tax	—	—	—	136	—	—	136
Interest rate swaps, net of tax	—	—	—	71	—	—	71
Net income	—	—	40,348	—	—	43	40,391

June 30, 2017	$1,148	$59,043	$179,631	$(9,621)	$(82,708)	$3,959	$151,452

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Prior service cost	572	600
Unrecognized net actuarial loss	(9,605)	(9,769)
Fair value of derivatives, net of tax	(588)	(659)
Total accumulated other comprehensive income (loss)	$(9,621)	$(9,828)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average basic common shares outstanding	44,164	43,297	44,162	42,839
Effect of dilutive securities:
Performance shares	148	127	143	105
Restricted stock	62	81	55	64
Weighted average diluted common and potential common shares outstanding	44,374	43,505	44,360	43,008

                                                                    Return to Index

9. OTHER (INCOME) EXPENSE, NET

The components of Other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sale of assets	$(123)	$(122)	$(302)	$(488)
Results of non-consolidated subsidiaries	(96)	(136)	(175)	(324)
Foreign exchange	358	433	455	1,212
Rents and royalties	(109)	(98)	(231)	(199)
Severance, compensation and other charges	—	—	1,145	—
Other, net	(54)	(124)	(43)	(252)
Total other (income) expense, net	$(24)	$(47)	$849	$(51)

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Gains) losses by currency	2017	2016	2017	2016
Angolan Kwanza	$(4)	$43	$(3)	$505
British Pound	(74)	247	(55)	475
Euro	732	(40)	835	170
Mexican Peso	11	114	(28)	136
Russian Ruble	(141)	(57)	(125)	(93)
Other currencies, net	(166)	126	(169)	19
Total (gain) loss, net	$358	$433	$455	$1,212

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended June 30, 2017 and 2016 were 15.0% and 3.9%, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were 14.6% and 13.8%, respectively. Income tax expense of $4.0 million in the second quarter of 2017 increased by $3.3 million compared to $0.7 million in the same period in 2016, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates. In addition, during the second quarter of 2016, we settled a tax audit covering the years 2010 through 2012 that resulted in the release of reserves for uncertain tax positions in the amount of $0.9 million which contributed to the lower effective tax rate in that quarter.

On March 29, 2017, the Prime Minister of the United Kingdom ("UK") formally notified the European Council of the UK's intention to withdraw from the European Union ("EU") under Article 50 of the Treaty of Lisbon. The UK's formal withdrawal may impact tax exemptions and reliefs on intra-European transactions between our UK affiliates and EU companies. In addition, it may impact transactions between our UK affiliates and non-EU based companies as EU tax treaties may no longer apply to these transactions.

Due to the uncertainty involved in evaluating the effect of the loss of tax exemptions and reliefs, we are unable to estimate the impact of these changes, if any, at this time. We will continue to monitor developments in this area.

                                                                    Return to Index

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

At June 30, 2017, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $35 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows:

	Fair Value of Derivatives
	June 30, 2017	December 31, 2016	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$103	$211	Other long-term liabilities
10 year interest rate swap	833	835	Other long-term liabilities
	$936	$1,046

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$46	$81	$105	$163	Increase to interest expense
10 year interest rate swap	94	130	202	261	Increase to interest expense
	$140	$211	$307	$424

                                                                    Return to Index

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

		Fair Value Measurement at
		June 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$26,788	$—	$26,788	$—
Liabilities:
Deferred compensation plan	$33,963	$—	$33,963	$—
5 year interest rate swap	103	—	103	—
10 year interest rate swap	833	—	833	—
	$34,899	$—	$34,899	$—

		Fair Value Measurement at
		December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$25,530	$—	$25,530	$—
Liabilities:
Deferred compensation plan	$31,672	$—	$31,672	$—
5 year interest rate swap	211	—	211	—
10 year interest rate swap	835	—	835	—
	$32,718	$—	$32,718	$—

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2017
Revenue from unaffiliated clients	$104,313	$59,590	$—	$163,903
Inter-segment revenue	47	249	(296)	—
Segment operating income (loss)	18,670	10,765	(28)	29,407
Total assets (at end of period)	319,433	206,096	58,229	583,758
Capital expenditures	2,098	769	46	2,913
Depreciation and amortization	4,528	1,256	518	6,302
Three Months Ended June 30, 2016
Revenue from unaffiliated clients	$108,278	$39,791	$—	$148,069
Inter-segment revenue	304	384	(688)	—
Segment operating income (loss)	20,139	247	(159)	20,227
Total assets (at end of period)	323,623	196,339	52,144	572,106
Capital expenditures	2,274	160	10	2,444
Depreciation and amortization	4,631	1,501	619	6,751
Six Months Ended June 30, 2017
Revenue from unaffiliated clients	$209,208	$112,502	$—	$321,710
Inter-segment revenue	221	450	(671)	—
Segment operating income (loss)	34,610	18,160	(184)	52,586
Total assets	319,433	206,096	58,229	583,758
Capital expenditures	4,675	3,789	898	9,362
Depreciation and amortization	9,148	2,542	1,039	12,729
Six Months Ended June 30, 2016
Revenue from unaffiliated clients	$215,702	$86,014	$—	$301,716
Inter-segment revenue	1,046	604	(1,650)	—
Segment operating income (loss)	38,737	4,497	(67)	43,167
Total assets	323,623	196,339	52,144	572,106
Capital expenditures	4,356	538	408	5,302
Depreciation and amortization	9,267	3,089	1,242	13,598
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

In March 2016, the FASB issued ASU 2016-09 ("Improvements to Employee Share-Based Payment Accounting") to simplify the accounting for share-based payment transactions, including accounting for forfeitures, excess tax benefit/expense, and tax withholding requirements. Under this new guidance, (1) companies have the option to estimate how many shares in a grant will be forfeited or to elect to recognize forfeitures as they occur; (2) all excess tax benefit and expense is recognized as income tax benefit or expense in the income statement as a discrete item to the quarter, and the accumulated benefits in additional paid-in

                                                                    Return to Index

capital ("APIC") are eliminated; and (3) companies are able to withhold share amounts up to the statutory maximum and the award will still be classified as equity. We adopted this standard on January 1, 2017 and have elected to recognize forfeitures as they occur. This resulted in a reclassification between retained earnings and additional paid-in-capital of $84 thousand for the estimated forfeitures on unvested shares as of January 1, 2017. The adoption of this standard will result in periodic adjustments in the recognition of stock compensation expense associated with forfeitures in the period in which they occur. In addition to the income statement treatment of including the excess tax benefit/expense as a discrete income tax item each quarter, this has been removed from the Cash from financing activities section of the Statement of Cash Flows.

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

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2017 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report").

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

Core Lab's continuing efforts to streamline its business has led to a simplification of its reporting structure and as of January 1, 2017, the Company presents its operating results in two reporting segments: Reservoir Description and Production Enhancement. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

The volatility and significant reduction in the average price of crude oil during 2015 and 2016 resulted in a significant decrease in the activities associated with both the exploration and production of oil during 2015 and throughout most of 2016. Although the average price of oil and gas decreased in 2016, prices showed some signs of improvement in the second half of the year and remained more stable during the first half of 2017.

In the U.S., the land-based rig count decreased 39% during the first half of 2016, which greatly impacted both services and product sales to this market. The third quarter of 2016 marked the beginning of a recovery in onshore U.S. drilling activity that continued through the first half of 2017. According to Baker Hughes, the U.S. land-based rig count increased 15% during the second quarter of 2017 and 44% during the first half of 2017. We believe this increase is in response to the improved pricing of crude oil in the first quarter, where the average oil price increased almost 10%, although prices have been more volatile in the second quarter while trending down as the quarter progressed. We believe that further increases in the U.S. land-based rig count will begin to slow in the second half of 2017 and may flatten by the end of the year.

International and offshore activities associated with the exploration for and production of oil and natural gas also decreased during 2016, although not as significantly as the U.S. land-based activities. Our clients' activities relating to capital projects in the international and deepwater markets remained depressed throughout 2016 as well as the first half of 2017. Although several final investment decisions ("FID") have been recently announced by oil and gas companies, activities relating to those fields are not expected to materially increase in 2017 as the operators are currently developing their project plans and should begin to implement them in 2018.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended June 30,				Change
	2017		2016		$	%
REVENUE:
Services	$117,239	72%	$118,172	80%	$(933)	(1)%
Product sales	46,664	28%	29,897	20%	16,767	56%
Total revenue	163,903	100%	148,069	100%	15,834	11%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	80,431	69%	83,349	71%	(2,918)	(4)%
Cost of product sales, exclusive of depreciation expense shown below*	36,687	79%	26,650	89%	10,037	38%
Total cost of services and product sales	117,118	71%	109,999	74%	7,119	6%
General and administrative expense	11,100	7%	11,139	8%	(39)	—%
Depreciation and amortization	6,302	4%	6,751	5%	(449)	(7)%
Other (income) expense, net	(24)	—%	(47)	—%	23	NM
Operating income	29,407	18%	20,227	14%	9,180	45%
Interest expense	2,692	2%	3,021	2%	(329)	(11)%
Income before income tax expense	26,715	16%	17,206	12%	9,509	55%
Income tax expense	4,006	2%	671	1%	3,335	497%
Net income	22,709	14%	16,535	11%	6,174	37%
Net income (loss) attributable to non-controlling interest	19	—%	(89)	—%	108	NM
Net income attributable to Core Laboratories N.V.	$22,690	14%	$16,624	11%	$6,066	36%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Three Months Ended				Change
	Jun 30, 2017		Mar 31, 2017		$	%
REVENUE:
Services	$117,239	72%	$120,936	77%	$(3,697)	(3)%
Product sales	46,664	28%	36,871	23%	9,793	27%
Total revenue	163,903	100%	157,807	100%	6,096	4%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	80,431	69%	83,601	69%	(3,170)	(4)%
Cost of product sales, exclusive of depreciation expense shown below*	36,687	79%	30,971	84%	5,716	18%
Total cost of services and product sales	117,118	71%	114,572	73%	2,546	2%
General and administrative expense	11,100	7%	12,756	8%	(1,656)	(13)%
Depreciation and amortization	6,302	4%	6,427	4%	(125)	(2)%
Other (income) expense, net	(24)	—%	873	1%	(897)	NM
Operating income	29,407	18%	23,179	15%	6,228	27%
Interest expense	2,692	2%	2,618	2%	74	3%
Income before income tax expense	26,715	16%	20,561	13%	6,154	30%
Income tax expense	4,006	2%	2,879	2%	1,127	39%
Net income	22,709	14%	17,682	11%	5,027	28%
Net income (loss) attributable to non-controlling interest	19	—%	24	—%	(5)	NM
Net income attributable to Core Laboratories N.V.	$22,690	14%	$17,658	11%	$5,032	28%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Six Months Ended June 30,				Change
	2017		2016		$	%
REVENUE:
Services	$238,175	74%	$240,942	80%	$(2,767)	(1)%
Product sales	83,535	26%	60,774	20%	22,761	37%
Total revenue	321,710	100%	301,716	100%	19,994	7%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	164,032	69%	168,643	70%	(4,611)	(3)%
Cost of product sales, exclusive of depreciation expense shown below*	67,658	81%	54,170	89%	13,488	25%
Total cost of services and product sales	231,690	72%	222,813	74%	8,877	4%
General and administrative expense	23,856	7%	22,189	7%	1,667	8%
Depreciation and amortization	12,729	4%	13,598	4%	(869)	(6)%
Other (income), net	849	—%	(51)	—%	900	NM
Operating income	52,586	16%	43,167	14%	9,419	22%
Interest expense	5,310	2%	6,455	2%	(1,145)	(18)%
Income before income tax expense	47,276	15%	36,712	12%	10,564	29%
Income tax expense	6,885	2%	5,060	2%	1,825	36%
Net income	40,391	13%	31,652	10%	8,739	28%
Net income (loss) attributable to non-controlling interest	43	—%	(54)	—%	97	NM
Net income attributable to Core Laboratories N.V.	$40,348	13%	$31,706	11%	$8,642	27%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended June 30, 2017 Compared to the Three Months Ended March 31, 2017 and June 30, 2016 and for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Services Revenue

Services revenue decreased 3% to $117.2 million for the second quarter of 2017 from $120.9 million for the first quarter of 2017 and decreased 1% from $118.2 million in the second quarter of 2016. The sequential decrease was driven by the decrease in international activity and lower oil prices. For the six months ended June 30, 2017, services revenue decreased 1% to $238.2 million as compared to $240.9 million for the same period of 2016. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the U.S. Permian basin, offshore West and East Africa, offshore South America, and the Middle East, including Kuwait and the United Arab Emirates. Additionally, we have client interest in our existing multi-client reservoir studies such as the Tight Oil Reservoirs of the Midland Basin study and the Deepwater Gulf of Mexico ("GOM") Phase II as well as several major enhanced oil recovery ("EOR") projects for unconventional reservoirs underway in various stages in the laboratory.

Product Sales Revenue

Revenue associated with product sales increased 27% to $46.7 million for the second quarter of 2017 from $36.9 million for the first quarter of 2017 and increased 56% from $29.9 million in the second quarter of 2016. Our product sales revenue is primarily driven by completions of wells in the North American market and, more specifically, the activity associated with the completion of each stage in a wellbore. We continue to benefit from increasing completion activity in the U.S. as revenue from U.S. land-based completions increased 111% on a year-over-year quarterly basis. This outpaced the 47% increase in U.S. well completions for the same periods, indicating increased market penetration of our newly introduced HERO® PerFRAC technology. For the six months ended June 30, 2017, product sales revenue increased 37% to $83.5 million as compared to $60.8 million for the same period of 2016.

                                                                    Return to Index

Cost of Services, excluding depreciation

Cost of services expressed as a percentage of services revenue was 69% for the three months ended June 30, 2017, compared to 69% and 71% for the three months ended March 31, 2017 and June 30, 2016, respectively. Cost of services as a percentage of services revenue remained consistent at 69% and 70% for the six months ended June 30, 2017 and June 30, 2016, respectively.

Cost of Product Sales, excluding depreciation

Cost of product sales expressed as a percentage of product sales revenue improved to 79% for the three months ended June 30, 2017, compared to 84% and 89% for the three months ended March 31, 2017 and June 30, 2016, respectively. Cost of product sales expressed as a percentage of product sales revenue improved to 81% for the six months ended June 30, 2017, compared to 89% for the same period in 2016. The decrease in cost of product sales as a percentage of revenue was primarily due to the improved absorption of our fixed costs as a result of increased revenue and activity.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended June 30, 2017 was $11.1 million compared to $12.8 million and $11.1 million for the three months ended March 31, 2017 and June 30, 2016, respectively. The sequential decrease was primarily due to lower compensation costs in the second quarter of 2017. General and administrative expense for the six months ended June 30, 2017 was $23.9 million compared to $22.2 million for the same period in 2016, primarily due to lower compensation costs in 2016.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2017 was $6.3 million compared to $6.4 million and $6.8 million for the three months ended March 31, 2017 and June 30, 2016, respectively. Depreciation and amortization expense for the six months ended June 30, 2017 was $12.7 million compared to $13.6 million for the same period in 2016.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Sale of assets	$(123)	$(122)	$(302)	$(488)
Results of non-consolidated subsidiaries	(96)	(136)	(175)	(324)
Foreign exchange	358	433	455	1,212
Rents and royalties	(109)	(98)	(231)	(199)
Severance, compensation and other charges	—	—	1,145	—
Other, net	(54)	(124)	(43)	(252)
Total other (income) expense, net	$(24)	$(47)	$849	$(51)

                                                                    Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Angolan Kwanza	$(4)	$43	$(3)	$505
British Pound	(74)	247	(55)	475
Euro	732	(40)	835	170
Mexican Peso	11	114	(28)	136
Russian Ruble	(141)	(57)	(125)	(93)
Other currencies, net	(166)	126	(169)	19
Total (gain) loss, net	$358	$433	$455	$1,212

Interest Expense

Interest expense for the three months ended June 30, 2017 was $2.7 million compared to $2.6 million and $3.0 million for the three months ended March 31, 2017 and June 30, 2016, respectively. Interest expense for the six months ended June 30, 2017 was $5.3 million compared to $6.5 million for the same period in 2016. Interest expense was lower compared to the period ended June 30, 2016 primarily due to the reduction of our outstanding debt during the second quarter of 2016.

Income Tax Expense

The effective tax rates for the three months ended June 30, 2017 and 2016 were 15.0% and 3.9%, respectively. The effective tax rates for the six months ended June 30, 2017 and 2016 were 14.6% and 13.8%, respectively. Income tax expense of $4.0 million in the second quarter of 2017 increased by $3.3 million compared to $0.7 million in the same period in 2016, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates. In addition, during the second quarter of 2016, we settled a tax audit covering the years 2010 through 2012 that resulted in the release of reserves for uncertain tax positions in the amount of $0.9 million which contributed to the lower effective tax rate in that quarter.

Segment Analysis

Core Laboratories has taken steps to streamline its business by realigning its reporting structure into two reporting segments: Reservoir Description and Production Enhancement. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended June 30,		2017 / 2016		Three Months Ended Mar 31,	Q2 / Q1
	2017	2016	$ Change	% Change	2017	$ Change	% Change
Revenue:
Reservoir Description	$104,313	$108,278	$(3,965)	(4)%	$104,895	$(582)	(1)%
Production Enhancement	59,590	39,791	19,799	50%	52,912	6,678	13%
Consolidated	$163,903	$148,069	$15,834	11%	$157,807	$6,096	4%
Operating income (loss):
Reservoir Description	$18,670	$20,139	$(1,469)	(7)%	$15,940	$2,730	17%
Production Enhancement	10,765	247	10,518	4,258%	7,395	3,370	46%
Corporate and Other[1]	(28)	(159)	131	NM	(156)	128	NM
Consolidated	$29,407	$20,227	$9,180	45%	$23,179	$6,228	27%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

	Six Months Ended June 30,
	2017	2016	$ Change	% Change
Revenue:	(Unaudited)
Reservoir Description	$209,208	$215,702	$(6,494)	(3)%
Production Enhancement	112,502	86,014	26,488	31%
Consolidated	$321,710	$301,716	$19,994	7%
Operating income (loss):
Reservoir Description	$34,610	$38,737	$(4,127)	(11)%
Production Enhancement	18,160	4,497	13,663	304%
Corporate and Other[1]	(184)	(67)	(117)	NM
Consolidated	$52,586	$43,167	$9,419	22%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment decreased slightly to $104.3 million in the second quarter of 2017, compared to $104.9 million in the first quarter of 2017 and 4% lower than $108.3 million in the second quarter of 2016. For the six months ended June 30, 2017, revenue decreased $6.5 million to $209.2 million, compared to the same period in 2016. This segment's operations continue to work on large-scale, long-term crude-oil projects with an emphasis on international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies offshore West and East Africa, offshore South America and in the Middle East, including Kuwait and the United Arab Emirates. Crude oil characterization, distillation, and fractionation studies increased during the first half of 2017, as oil company clients continued to investigate ways to maximize yields through the refining process. We are still focused on our joint industry projects, including the Utica, Duvernay, Montney, Wilrich, Mississippi Lime and Central Atlantic studies and the Marcellus, Niobrara, Wolfcamp, Eaglebine and Eagle Ford plays. Additionally, we currently have several major EOR projects for unconventional reservoirs underway in various stages in the laboratory and have initiated the GOM Deepwater Phase II joint industry project.

Operating income was $18.7 million in the second quarter of 2017, an increase of 17% compared to $15.9 million in the first quarter of 2017 and a decrease of 7% compared to $20.1 million in the second quarter of 2016. The sequential increase was primarily due to the severance, compensation and other charges incurred during the first quarter of 2017. Operating income for the six months ended June 30, 2017 decreased to $34.6 million compared to $38.7 million for the same period in 2016 primarily due to lower revenue.

Operating margins were 18% in the second quarter of 2017, an increase from 15% in the first quarter of 2017 and a decrease from 19% in the second quarter of 2016. The sequential improvement was due to lower costs sequentially as we incurred costs associated with severance, compensation, and other costs in the first quarter of 2017. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects.

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on North American unconventional reservoirs and complex completions and stimulations, was $59.6 million in the second quarter of 2017, an increase of 13% from $52.9 million in the first quarter of 2017 and an increase of 50% from $39.8 million in the second quarter of 2016. The increased revenue was tied to the increase in the North America completions during the first half of 2017, including the second quarter of 2017, as compared to the level of completions in the first quarter of 2017 and the second quarter of 2016. Revenue increased 31% to $112.5 million for the six months ended June 30, 2017 compared to $86.0 million for the same period in 2016 as the average number of U.S. land-based completions for the first six months of 2017 increased 23% from the same period in 2016.

Operating income in the second quarter of 2017 was $10.8 million, an increase from $7.4 million in the first quarter of 2017 and an increase from $0.2 million in the second quarter of 2016. The increased profitability was related to increased revenue and the benefits of our cost reduction program that was implemented in prior periods.

                                                                    Return to Index

Operating margins were 18% in the second quarter of 2017, up from 14% in the first quarter of 2017 and 1% in the same period of 2016 as we benefited from the cost reduction program and realized improved absorption rates of our fixed costs across higher revenue.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures, our dividend and share repurchase program. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2017, $11.2 million of our $14.3 million of cash was held by our foreign subsidiaries.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP (in thousands):

	Six Months Ended June 30,		2017 / 2016
	2017	2016	% Change
Free cash flow calculation:
Net cash provided by operating activities	$48,476	$73,814	(34)%
Less: cash paid for capital expenditures	9,362	5,302	77%
Free cash flow	$39,114	$68,512	(43)%

The decrease in free cash flow for the first six months of 2017 compared to the same period in 2016 was primarily due to changes in working capital.

Cash Flows

The following table summarizes cash flows (in thousands):

	Six Months Ended June 30,		2017 / 2016
	2017	2016	% Change
Cash provided by/(used in):
Operating activities	$48,476	$73,814	(34)%
Investing activities	(9,917)	(5,832)	70%
Financing activities	(39,005)	(75,698)	(48)%
Net change in cash and cash equivalents	$(446)	$(7,716)	(94)%

Cash flows from operating activities for the first six months of 2017 compared to the same period in 2016 decreased primarily due to changes in working capital.

                                                                    Return to Index

The increase in cash flows used in investing activities during the first six months of 2017 compared to the same period in 2016 was primarily attributable to increased capital expenditures in 2017.

Cash flows used in financing activities decreased for the first six months of 2017 compared to the same period in 2016. During the first six months of 2017, we increased our debt by $17 million, as compared to decreasing it by $225 million during the first six months of 2016. In the first six months of 2016, we issued 1,696,250 shares of our common stock with net proceeds of $197.2 million after deducting underwriting discounts and offering expenses. In the first six months of 2017, we repurchased 69,428 shares of our common stock for an aggregate purchase price of $7.4 million compared to the repurchase of 10,164 shares for an aggregate purchase price of $1.1 million during the same period in 2016.

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $21.7 million at June 30, 2017, resulting in an available borrowing capacity under the Credit Facility of $293.3 million. In addition to those items under the Credit Facility, we had $13.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2017.

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

                                                                    Return to Index

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (3)(4)
April 1 - 30, 2017 (1)	3,460	$115.52	—	3,866,199
May 1 - 31, 2017 (2)	30,216	105.26	30,000	3,836,608
June 1 - 30, 2017	25,000	101.40	25,000	3,811,608
Total	58,676	$104.22	55,000

(1) All shares repurchased during April, 2017 were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2) Includes 216 shares valued at $24,000, or $111.89 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(4) We distributed 11,180 treasury shares upon vesting of stock-based awards during the three months ended June 30, 2017.

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

CORE LABORATORIES N.V.

Date:	July 26, 2017	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index