Form 10-Q
period 2017-09-30
CORE LABORATORIES N V
filed 2017-10-25
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 23, 2017 was 44,147,365.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,780	$14,764
Accounts receivable, net of allowance for doubtful accounts of $3,050 and $3,139 at 2017 and 2016, respectively	129,656	114,329
Inventories	34,499	33,720
Prepaid expenses	10,019	10,711
Income taxes receivable	8,801	6,426
Other current assets	6,374	6,511
TOTAL CURRENT ASSETS	203,129	186,461
PROPERTY, PLANT AND EQUIPMENT, net	124,120	129,882
INTANGIBLES, net	9,533	9,936
GOODWILL	179,044	179,044
DEFERRED TAX ASSETS, net	15,574	20,605
OTHER ASSETS	51,344	47,124
TOTAL ASSETS	$582,744	$573,052
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,904	$33,720
Accrued payroll and related costs	25,576	19,411
Taxes other than payroll and income	7,275	5,816
Unearned revenue	14,297	15,690
Income taxes payable	1,223	15,718
Other current liabilities	9,863	13,668
TOTAL CURRENT LIABILITIES	93,138	104,023
LONG-TERM DEBT, net	233,864	216,488
DEFERRED COMPENSATION	51,286	46,251
DEFERRED TAX LIABILITIES, net	5,099	6,277
OTHER LONG-TERM LIABILITIES	46,060	44,716
COMMITMENTS AND CONTINGENCIES (Note 6)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,147,284 outstanding at 2017 and 44,796,252 issued and 44,151,261 outstanding at 2016	1,148	1,148
Additional paid-in capital	61,768	52,850
Retained earnings	176,446	187,957
Accumulated other comprehensive income (loss)	(9,510)	(9,828)
Treasury shares (at cost), 648,968 at 2017 and 644,991 at 2016	(80,481)	(80,773)
Total Core Laboratories N.V. shareholders' equity	149,371	151,354
Non-controlling interest	3,926	3,943
TOTAL EQUITY	153,297	155,297
TOTAL LIABILITIES AND EQUITY	$582,744	$573,052

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2017	2016
	(Unaudited)
REVENUE:
Services	$117,550	$114,137
Product sales	48,697	29,346
Total revenue	166,247	143,483
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	83,807	80,419
Cost of product sales, exclusive of depreciation expense shown below	37,083	26,734
General and administrative expense, exclusive of depreciation expense shown below	11,887	8,406
Depreciation	5,841	6,548
Amortization	250	176
Other (income) expense, net	(97)	(288)
OPERATING INCOME	27,476	21,488
Interest expense	2,707	2,569
Income before income tax expense	24,769	18,919
Income tax expense	3,716	2,081
Net income	21,053	16,838
Net income (loss) attributable to non-controlling interest	(33)	108
Net income attributable to Core Laboratories N.V.	$21,086	$16,730
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$0.48	$0.38

Diluted earnings per share attributable to Core Laboratories N.V.	$0.48	$0.38

Cash dividends per share	$0.55	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,141	44,110
Diluted	44,332	44,320

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
REVENUE:
Services	$355,725	$355,079
Product sales	132,232	90,120
Total revenue	487,957	445,199
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	247,839	249,062
Cost of product sales, exclusive of depreciation expense shown below	104,741	80,904
General and administrative expense, exclusive of depreciation expense shown below	35,743	30,595
Depreciation	18,136	19,706
Amortization	684	616
Other (income) expense, net	752	(339)
OPERATING INCOME	80,062	64,655
Interest expense	8,017	9,024
Income before income tax expense	72,045	55,631
Income tax expense	10,601	7,141
Net income	61,444	48,490
Net income (loss) attributable to non-controlling interest	10	54
Net income attributable to Core Laboratories N.V.	$61,434	$48,436
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.39	$1.12

Diluted earnings per share attributable to Core Laboratories N.V.	$1.39	$1.11

Cash dividends per share	$1.65	$1.65
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,155	43,265
Diluted	44,335	43,450

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$21,053	$16,838	$61,444	$48,490

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	(47)	199	(244)	(2,221)
Interest rate swap amounts reclassified to interest expense	112	207	419	631
Income taxes on derivatives	(23)	(150)	(61)	585
Total derivatives	42	256	114	(1,005)

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	(20)	(20)	(58)	(58)
Amortization to net income of actuarial loss	110	148	330	444
Income taxes on pension and other postretirement benefit plans	(22)	(32)	(68)	(96)
Total pension and other postretirement benefit plans	68	96	204	290

Total other comprehensive income (loss)	110	352	318	(715)
Comprehensive income	21,163	17,190	61,762	47,775
Comprehensive income (loss) attributable to non-controlling interest	(33)	108	10	54
Comprehensive income attributable to Core Laboratories N.V.	$21,196	$17,082	$61,752	$47,721

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,444	$48,490
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17,323	16,762
Depreciation and amortization	18,820	20,322
Changes to value of life insurance policies	(4,541)	(505)
Deferred income taxes	3,914	(3,910)
Other non-cash items	(696)	(1,226)
Changes in assets and liabilities:
Accounts receivable	(15,488)	37,610
Inventories	(796)	2,995
Prepaid expenses and other current assets	(1,545)	4,029
Other assets	1,960	(128)
Accounts payable	2,307	(3,023)
Accrued expenses	(10,676)	(13,017)
Unearned revenue	(1,393)	(1,111)
Other long-term liabilities	7,722	1,396
Net cash provided by operating activities	78,355	108,684
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14,264)	(7,740)
Patents and other intangibles	(282)	(205)
Business acquisition, net of cash acquired	—	(1,242)
Proceeds from sale of assets	643	705
Premiums on life insurance	(1,351)	(2,015)
Net cash used in investing activities	(15,254)	(10,497)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(89,000)	(290,226)
Proceeds from debt borrowings	106,000	63,000
Excess tax benefits from stock-based compensation	—	(187)
Non-controlling interest - dividend	(27)	(211)
Dividends paid	(72,861)	(70,883)
Repurchase of common shares	(8,197)	(2,157)
Issuance of common shares	—	197,202
Net cash used in financing activities	(64,085)	(103,462)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(984)	(5,275)
CASH AND CASH EQUIVALENTS, beginning of period	14,764	22,494
CASH AND CASH EQUIVALENTS, end of period	$13,780	$17,219

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three or nine months ended September 30, 2016.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

2.  INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Finished goods	$21,777	$21,635
Parts and materials	11,143	11,185
Work in progress	1,579	900
Total inventories	$34,499	$33,720

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

3.  ACQUISITIONS

We had no significant acquisitions during the nine months ended September 30, 2017.

                                                                    Return to Index

4.  DEBT, NET

We have no capital lease obligations. Long-term debt is as follows (in thousands):

	September 30, 2017	December 31, 2016
Senior notes	$150,000	$150,000
Credit facility	85,000	68,000
Total long-term debt	235,000	218,000
Less: Debt issuance costs	(1,136)	(1,512)
Long-term debt, net	$233,864	$216,488

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $17.5 million at September 30, 2017, resulting in an available borrowing capacity under the Credit Facility of $297.5 million. In addition to those items under the Credit Facility, we had $14.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2017.

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

The estimated fair value of total debt at September 30, 2017 and December 31, 2016 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

5.  PENSION

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Service cost	$401	$364	$1,142	$1,097
Interest cost	295	332	838	1,001
Expected return on plan assets	(249)	(279)	(709)	(841)
Amortization of prior service cost	(20)	(20)	(58)	(58)
Amortization of actuarial loss	110	148	330	444
Net periodic pension cost	$537	$545	$1,543	$1,643

During the nine months ended September 30, 2017, we contributed $1.6 million to fund the estimated 2017 premiums on investment contracts held by the Dutch Plan.

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

7.  EQUITY

During the three months ended September 30, 2017, we repurchased 8,404 of our common shares for $0.8 million. These consisted of rights to shares that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. During the nine months ended September 30, 2017, we repurchased 77,832 of our common shares for $8.2 million; included in this total were rights to 22,832 shares valued at $2.5 million surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 27,453 and 73,855 treasury shares upon vesting of stock-based awards during the three and nine months ended September 30, 2017, respectively.

In February, May and August 2017, we paid quarterly dividends of $0.55 per share of common stock. In addition, on October 10, 2017, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on October 20, 2017 and payable on November 21, 2017.

The following table summarizes our changes in equity for the nine months ended September 30, 2017 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2016	$1,148	$52,850	$187,957	$(9,828)	$(80,773)	$3,943	$155,297
Adoption of ASU 2016-09 (see note 14)	—	84	(84)	—	—	—	—
Stock based-awards	—	8,834	—	—	8,489	—	17,323
Repurchase of common shares	—	—	—	—	(8,197)	—	(8,197)
Dividends paid	—	—	(72,861)	—	—	—	(72,861)
Non-controlling interest dividends	—	—	—	—	—	(27)	(27)
Amortization of deferred pension costs, net of tax	—	—	—	204	—	—	204
Interest rate swaps, net of tax	—	—	—	114	—	—	114
Net income	—	—	61,434	—	—	10	61,444

September 30, 2017	$1,148	$61,768	$176,446	$(9,510)	$(80,481)	$3,926	$153,297

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Prior service cost	$556	$600
Unrecognized net actuarial loss	(9,521)	(9,769)
Fair value of derivatives, net of tax	(545)	(659)
Total accumulated other comprehensive income (loss)	$(9,510)	$(9,828)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average basic common shares outstanding	44,141	44,110	44,155	43,265
Effect of dilutive securities:
Performance shares	159	147	148	119
Restricted stock	32	63	32	66
Weighted average diluted common and potential common shares outstanding	44,332	44,320	44,335	43,450

                                                                    Return to Index

9. OTHER (INCOME) EXPENSE, NET

The components of Other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sale of assets	$(12)	$(56)	$(314)	$(544)
Results of non-consolidated subsidiaries	(112)	(126)	(287)	(450)
Foreign exchange	105	220	559	1,432
Rents and royalties	(99)	(105)	(329)	(304)
Severance, compensation and other charges	—	—	1,145	—
Other, net	21	(221)	(22)	(473)
Total other (income) expense, net	$(97)	$(288)	$752	$(339)

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Gains) losses by currency	2017	2016	2017	2016
British Pound	(27)	39	(82)	514
Canadian Dollar	(153)	(6)	(230)	(54)
Euro	431	45	1,266	215
Russian Ruble	(26)	21	(151)	(73)
Other currencies, net	(120)	121	(244)	830
Total (gain) loss, net	$105	$220	$559	$1,432

10.  INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2017 and 2016 were 15.0% and 11.0%, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 14.7% and 12.8%, respectively. Income tax expense of $3.7 million in the third quarter of 2017 increased by $1.6 million compared to $2.1 million in the same period in 2016, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates.

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

At September 30, 2017, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $35 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows:

	Fair Value of Derivatives
	September 30, 2017	December 31, 2016	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$62	$211	Other long-term liabilities
10 year interest rate swap	809	835	Other long-term liabilities
	$871	$1,046

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$31	$79	$136	$242	Increase to interest expense
10 year interest rate swap	81	128	283	389	Increase to interest expense
	$112	$207	$419	$631

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

		Fair Value Measurement at
		September 30, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$27,880	$—	$27,880	$—
Liabilities:
Deferred compensation plan	$35,528	$—	$35,528	$—
5 year interest rate swap	62	—	62	—
10 year interest rate swap	809	—	809	—
	$36,399	$—	$36,399	$—

		Fair Value Measurement at
		December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation trust assets (1)	$25,350	$—	$25,350	$—
Liabilities:
Deferred compensation plan	$31,672	$—	$31,672	$—
5 year interest rate swap	211	—	211	—
10 year interest rate swap	835	—	835	—
	$32,718	$—	$32,718	$—

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2017
Revenue from unaffiliated clients	$101,442	$64,805	$—	$166,247
Inter-segment revenue	54	87	(141)	—
Segment operating income (loss)	14,621	12,972	(117)	27,476
Total assets (at end of period)	315,346	207,186	60,212	582,744
Capital expenditures	2,930	1,605	367	4,902
Depreciation and amortization	4,383	1,190	518	6,091
Three Months Ended September 30, 2016
Revenue from unaffiliated clients	$105,427	$38,056	$—	$143,483
Inter-segment revenue	533	563	(1,096)	—
Segment operating income (loss)	21,274	118	96	21,488
Total assets (at end of period)	322,222	190,479	49,437	562,138
Capital expenditures	2,020	318	100	2,438
Depreciation and amortization	4,647	1,429	648	6,724
Nine Months Ended September 30, 2017
Revenue from unaffiliated clients	$310,650	$177,307	$—	$487,957
Inter-segment revenue	275	537	(812)	—
Segment operating income (loss)	49,231	31,132	(301)	80,062
Total assets	315,346	207,186	60,212	582,744
Capital expenditures	7,605	5,394	1,265	14,264
Depreciation and amortization	13,531	3,732	1,557	18,820
Nine Months Ended September 30, 2016
Revenue from unaffiliated clients	$321,129	$124,070	$—	$445,199
Inter-segment revenue	1,579	1,167	(2,746)	—
Segment operating income (loss)	60,011	4,615	29	64,655
Total assets	322,222	190,479	49,437	562,138
Capital expenditures	6,376	856	508	7,740
Depreciation and amortization	13,914	4,518	1,890	20,322
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

Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09 ("Revenue from Contracts with Customers"), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017 (on July 9, 2015, the FASB deferred the implementation date for one year). We are currently analyzing the standard's impact on our revenues by looking at all of our revenue streams to determine the impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. At this point, we do not anticipate any material changes to our revenue recognition policies and procedures nor to our financial statements, but extensive additional disclosures will be required. Upon adoption we expect to utilize the modified retrospective approach, which requires a cumulative adjustment to retained earnings and no adjustments to prior periods.

In February 2016, the FASB issued ASU 2016-02 ("Leases"), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We anticipate the adoption of this standard will have a material impact on our Consolidated Balance Sheets, increasing both asset balances and liability balances; however, there should not be a material impact to our Consolidated Statement of Operations.

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

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2017 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the "2016 Annual Report").

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

We expect fourth quarter 2017 North American completion activity levels to continue expanding although at a lower rate than it did for the first nine months of 2017. We are encouraged by the increasing focus of our major clients regarding capital management, return on invested capital “ROIC” and returning capital back to their shareholders, as opposed to just production growth. The companies adopting these metrics tend to be the more technologically sophisticated operators and form the foundation of Core’s worldwide client base. We expect to benefit from our clients’ shift in focus from strictly production growth to employing higher technological solutions in their efforts to maximize economic production growth and EURs, as we believe our clients are willing to spend money on technologies which also improve their ROIC and cash flow.

The volatility and significant reduction in the average price of crude oil during 2015 and 2016 resulted in a significant decrease in the activities associated with both the exploration and production of oil during 2015 and throughout most of 2016. Although the average price of oil and gas continued to decrease in 2016, prices showed some signs of improvement in the second half of the year and remained more stable year-to-date 2017.

In the U.S., the land-based rig count decreased 39% during the first half of 2016, which greatly impacted both services and product sales to this market. The third quarter of 2016 marked the beginning of a recovery in onshore U.S. drilling activity that continued year-to-date 2017. According to Baker Hughes, the U.S. land-based rig count at the September 30, 2017 was 44% higher than the beginning of the year. We believe this increase is in response to the improved pricing of crude oil as the average price of crude oil for the nine months ended September 30, 2017 was approximately $50.50 per barrel while the average price of crude oil for same period in 2016 was approximately $41.50 per barrel. We expect fourth quarter 2017 North American completion activity levels to continue to expand although at a lower rate than the first six months of 2017.

International and offshore activities associated with the exploration for and production of oil and natural gas also decreased during 2016, although not as significantly as the U.S. land-based activities. Our clients' activities relating to capital projects in the international and deepwater markets remained depressed throughout 2016 as well as the first three quarters of 2017. Internationally, a number of Final Investment Decisions ("FIDs") have been announced during the third quarter by oil and gas companies; however, activities for Core Lab relating to those FIDs are not expected to materially increase in 2017 as the operators are currently developing their project plans and should begin to implement those plans early in 2018. Further, the international rig count remains flat due to limited capital projects underway by international operators. However, operators continue to spend from their operating budgets to maximize recovery from their existing producing fields. We expect fourth quarter 2017 international activity levels to remain stable or improve slightly from third quarter levels with most ongoing projects to be funded largely from operating budgets.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended September 30,				Change
	2017		2016		$	%
REVENUE:
Services	$117,550	71%	$114,137	80%	$3,413	3%
Product sales	48,697	29%	29,346	20%	19,351	66%
Total revenue	166,247	100%	143,483	100%	22,764	16%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	83,807	71%	80,419	70%	3,388	4%
Cost of product sales, exclusive of depreciation expense shown below*	37,083	76%	26,734	91%	10,349	39%
Total cost of services and product sales	120,890	73%	107,153	75%	13,737	13%
General and administrative expense	11,887	7%	8,406	6%	3,481	41%
Depreciation and amortization	6,091	4%	6,724	5%	(633)	(9)%
Other (income) expense, net	(97)	—%	(288)	—%	191	NM
Operating income	27,476	17%	21,488	15%	5,988	28%
Interest expense	2,707	2%	2,569	2%	138	5%
Income before income tax expense	24,769	15%	18,919	13%	5,850	31%
Income tax expense	3,716	2%	2,081	1%	1,635	79%
Net income	21,053	13%	16,838	12%	4,215	25%
Net income (loss) attributable to non-controlling interest	(33)	—%	108	—%	(141)	NM
Net income attributable to Core Laboratories N.V.	$21,086	13%	$16,730	12%	$4,356	26%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Three Months Ended				Change
	Sep 30, 2017		Jun 30, 2017		$	%
REVENUE:
Services	$117,550	71%	$117,239	72%	$311	—%
Product sales	48,697	29%	46,664	28%	2,033	4%
Total revenue	166,247	100%	163,903	100%	2,344	1%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	83,807	71%	80,431	69%	3,376	4%
Cost of product sales, exclusive of depreciation expense shown below*	37,083	76%	36,687	79%	396	1%
Total cost of services and product sales	120,890	73%	117,118	71%	3,772	3%
General and administrative expense	11,887	7%	11,100	7%	787	7%
Depreciation and amortization	6,091	4%	6,302	4%	(211)	(3)%
Other (income) expense, net	(97)	—%	(24)	—%	(73)	NM
Operating income	27,476	17%	29,407	18%	(1,931)	(7)%
Interest expense	2,707	2%	2,692	2%	15	1%
Income before income tax expense	24,769	15%	26,715	16%	(1,946)	(7)%
Income tax expense	3,716	2%	4,006	2%	(290)	(7)%
Net income	21,053	13%	22,709	14%	(1,656)	(7)%
Net income (loss) attributable to non-controlling interest	(33)	—%	19	—%	(52)	NM
Net income attributable to Core Laboratories N.V.	$21,086	13%	$22,690	14%	$(1,604)	(7)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Nine Months Ended September 30,				Change
	2017		2016		$	%
REVENUE:
Services	$355,725	73%	$355,079	80%	$646	—%
Product sales	132,232	27%	90,120	20%	42,112	47%
Total revenue	487,957	100%	445,199	100%	42,758	10%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	247,839	70%	249,062	70%	(1,223)	—%
Cost of product sales, exclusive of depreciation expense shown below*	104,741	79%	80,904	90%	23,837	29%
Total cost of services and product sales	352,580	72%	329,966	74%	22,614	7%
General and administrative expense	35,743	7%	30,595	7%	5,148	17%
Depreciation and amortization	18,820	4%	20,322	4%	(1,502)	(7)%
Other (income), net	752	—%	(339)	—%	1,091	NM
Operating income	80,062	16%	64,655	15%	15,407	24%
Interest expense	8,017	2%	9,024	2%	(1,007)	(11)%
Income before income tax expense	72,045	15%	55,631	12%	16,414	30%
Income tax expense	10,601	2%	7,141	2%	3,460	48%
Net income	61,444	13%	48,490	11%	12,954	27%
Net income (loss) attributable to non-controlling interest	10	—%	54	—%	(44)	NM
Net income attributable to Core Laboratories N.V.	$61,434	13%	$48,436	11%	$12,998	27%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended September 30, 2017 Compared to the Three Months Ended June 30, 2017 and September 30, 2016 and for the Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Services Revenue

Services revenue increased slightly to $117.6 million for the third quarter of 2017 from $117.2 million for the second quarter of 2017 and increased 3% from $114.1 million in the third quarter of 2016. The year over year increase was driven by the increase in U.S. land-based activity. Hurricanes Harvey, Irma and Maria negatively impacted revenue in the third quarter 2017. For the nine months ended September 30, 2017, services revenue increased slightly to $355.7 million as compared to $355.1 million for the same period of 2016. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the U.S. Permian basin, offshore West and East Africa, offshore South America, and the Middle East, including Kuwait and the United Arab Emirates. Additionally, we have client interest in our existing multi-client reservoir studies such as the Tight Oil Reservoirs of the Midland Basin study and the Deepwater Gulf of Mexico - Phase II as well as several major enhanced oil recovery ("EOR") projects for unconventional reservoirs such as the newly initiated Unconventional EOR in the Eagle Ford Formation and similar EOR joint industry projects for tight-oil developments in other basins.

Product Sales Revenue

Revenue associated with product sales increased 4% to $48.7 million for the third quarter of 2017 from $46.7 million for the second quarter of 2017 and increased 66% from $29.3 million in the third quarter of 2016. Our product sales revenue is primarily driven by completions of wells in the North American market and, more specifically, the activity associated with the completion of each stage in a wellbore. We continue to benefit from increasing completion activity in the U.S. as revenue from U.S. land-based completions increased 89% on a year-over-year quarterly basis. This outpaced the 51% increase in the U.S. Energy Information Administration ("EIA") reported U.S. well completions for the same periods, indicating increased market penetration of our newly introduced HERO® PerFRAC technology. For the nine months ended September 30, 2017, product sales revenue increased 47% to $132.2 million as compared to $90.1 million for the same period of 2016.

                                                                    Return to Index

Cost of Services, excluding depreciation

Cost of services expressed as a percentage of services revenue was up slightly at 71% for the three months ended September 30, 2017, compared to 69% and 70% for the three months ended June 30, 2017 and September 30, 2016, respectively. This increase was due to the effects of Hurricanes Harvey, Irma and Maria as we and our clients suffered interruptions of business due to flooding, power outages and wind damage resulting in a decrease in business activity in the affected areas. Cost of services as a percentage of services revenue remained consistent at 70% for each of the nine months ended September 30, 2017 and September 30, 2016.

Cost of Product Sales, excluding depreciation

Cost of product sales expressed as a percentage of product sales revenue improved to 76% for the three months ended September 30, 2017, compared to 79% and 91% for the three months ended June 30, 2017 and September 30, 2016, respectively. Cost of product sales expressed as a percentage of product sales revenue improved to 79% for the nine months ended September 30, 2017, compared to 90% for the same period in 2016. The decrease in cost of product sales as a percentage of revenue was primarily due to the improved absorption of our fixed costs as a result of the increase in activity levels which drove higher revenue in the quarter.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended September 30, 2017 was $11.9 million compared to $11.1 million and $8.4 million for the three months ended June 30, 2017 and September 30, 2016, respectively. The increases were primarily due to higher headcount and compensation costs in the third quarter of 2017. General and administrative expense for the nine months ended September 30, 2017 was $35.7 million compared to $30.6 million for the same period in 2016, primarily due to higher compensation costs in 2017.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2017 was $6.1 million compared to $6.3 million and $6.7 million for the three months ended June 30, 2017 and September 30, 2016, respectively. Depreciation and amortization expense for the nine months ended September 30, 2017 was $18.8 million compared to $20.3 million for the same period in 2016. Reduced capital expenditures during 2016 in response to the industry downturn led to lower depreciation expense in 2017.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Sale of assets	$(12)	$(56)	$(314)	$(544)
Results of non-consolidated subsidiaries	(112)	(126)	(287)	(450)
Foreign exchange	105	220	559	1,432
Rents and royalties	(99)	(105)	(329)	(304)
Severance, compensation and other charges	—	—	1,145	—
Other, net	21	(221)	(22)	(473)
Total other (income) expense, net	$(97)	$(288)	$752	$(339)

                                                                    Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
British Pound	(27)	39	(82)	514
Canadian Dollar	(153)	(6)	(230)	(54)
Euro	431	45	1,266	215
Russian Ruble	(26)	21	(151)	(73)
Other currencies, net	(120)	121	(244)	830
Total (gain) loss, net	$105	$220	$559	$1,432

Interest Expense

Interest expense for the three months ended September 30, 2017 was $2.7 million compared to $2.7 million and $2.6 million for the three months ended June 30, 2017 and September 30, 2016, respectively. Interest expense for the nine months ended September 30, 2017 was $8.0 million compared to $9.0 million for the same period in 2016. Interest expense for the nine months ended September 30, 2017 was lower compared to the same period in 2016 primarily due to the reduction of our outstanding debt during the second quarter of 2016.

Income Tax Expense

The effective tax rates for the three months ended September 30, 2017 and 2016 were 15.0% and 11.0%, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were 14.7% and 12.8%, respectively. Income tax expense of $3.7 million in the third quarter of 2017 increased by $1.6 million compared to $2.1 million in the same period in 2016, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates.

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

	Three Months Ended September 30,		2017 / 2016		Three Months Ended June 30,	Q3 / Q2
	2017	2016	$ Change	% Change	2017	$ Change	% Change
Revenue:
Reservoir Description	$101,442	$105,427	$(3,985)	(4)%	$104,313	$(2,871)	(3)%
Production Enhancement	64,805	38,056	26,749	70%	59,590	5,215	9%
Consolidated	$166,247	$143,483	$22,764	16%	$163,903	$2,344	1%
Operating income (loss):
Reservoir Description	$14,621	$21,274	$(6,653)	(31)%	$18,670	$(4,049)	(22)%
Production Enhancement	12,972	118	12,854	10,893%	10,765	2,207	21%
Corporate and Other[1]	(117)	96	(213)	NM	(28)	(89)	NM
Consolidated	$27,476	$21,488	$5,988	28%	$29,407	$(1,931)	(7)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
Revenue:	(Unaudited)
Reservoir Description	$310,650	$321,129	$(10,479)	(3)%
Production Enhancement	177,307	124,070	53,237	43%
Consolidated	$487,957	$445,199	$42,758	10%
Operating income (loss):
Reservoir Description	$49,231	$60,011	$(10,780)	(18)%
Production Enhancement	31,132	4,615	26,517	575%
Corporate and Other[1]	(301)	29	(330)	NM
Consolidated	$80,062	$64,655	$15,407	24%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment decreased 3% to $101.4 million in the third quarter of 2017, compared to $104.3 million in the second quarter of 2017 and 4% lower than $105.4 million in the third quarter of 2016. For the nine months ended September 30, 2017, revenue decreased $10.5 million to $310.7 million, compared to the same period in 2016. This segment emphasizes technologically demanding services on internationally-based development and production-related crude oil projects over more cyclical exploration-related projects. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the U.S. Permian basin, offshore West and East Africa, offshore South America and in the Middle East, including Kuwait and the United Arab Emirates. Crude oil characterization, distillation, and fractionation studies increased during 2017 as oil company clients continued to investigate ways to maximize yields through the refining process; however Hurricanes Harvey, Irma and Maria caused business interruptions for us and our clients during August and September which led to the decreases in revenue in the third quarter of 2017. We are still focused on our joint industry projects, including the Utica, Duvernay, Montney, Wilrich, Mississippi Lime and Central Atlantic studies and the Marcellus, Niobrara, Wolfcamp, Eaglebine and Eagle Ford plays. Additionally, we have client interest in our existing multi-client reservoir studies such as the Tight Oil Reservoirs of the Midland Basin study and the Deepwater Gulf of Mexico - Phase II as well as several major EOR projects for unconventional reservoirs such as the newly initiated Unconventional EOR in the Eagle Ford Formation and similar EOR joint industry projects for tight-oil developments in other basins.

Operating income was $14.6 million in the third quarter of 2017, a decrease of 22% compared to $18.7 million in the second quarter of 2017 and a decrease of 31% compared to $21.3 million in the third quarter of 2016. The sequential decrease was primarily due to the business interruptions we and our clients experienced following Hurricanes Harvey, Irma and Maria during the third quarter of 2017. Operating income for the nine months ended September 30, 2017 decreased to $49.2 million compared to $60.0 million for the same period in 2016 primarily due to lower revenue.

Operating margins were over 14% in the third quarter of 2017, a decrease from 18% in the second quarter of 2017 and a decrease from 20% in the third quarter of 2016. For the nine months ended September 30, 2017, operating margins were 16% compared to 19% for the same period in 2016. The lower margin is primarily due to the business interruptions following Hurricanes Harvey, Irma and Maria during the third quarter of 2017.

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on North American unconventional reservoirs and complex completions and stimulations, was $64.8 million in the third quarter of 2017, an increase of 9% from $59.6 million in the second quarter of 2017 and an increase of 70% from $38.1 million in the third quarter of 2016. The increased revenue was tied to the increase in the North America completions during 2017, including the third quarter of 2017, as compared to the level of completions in the second quarter of 2017 and the third quarter of 2016. Revenue increased 43% to $177.3 million for the nine months ended September 30, 2017 compared to $124.1 million for the same period in 2016 as the average number of EIA reported U.S. land-based completions for the first nine months of 2017 increased 38% from the same period in 2016.

                                                                    Return to Index

Operating income in the third quarter of 2017 was $13.0 million, an increase from $10.8 million in the second quarter of 2017 and an increase from $0.1 million in the third quarter of 2016. The increased profitability related to higher revenue and the benefits of our cost reduction program that was implemented in prior periods. Operating income for the nine months ended September 30, 2017 increased to $31.1 million compared to $4.6 million for the same period in 2016 primarily due to increased revenue driven by the increase in our clients' U.S. land-based activity.

Operating margins were 20% in the third quarter of 2017, up from 18% in the second quarter of 2017 and 0.3% in the third quarter of 2016 as we benefited from the cost reduction program and realized improved absorption rates of our fixed costs across higher revenue. Operating margins improved to 18% for the nine months ended September 30, 2017 compared to 4% for the same period in 2016.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures, our dividend and share repurchase program. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2017, $11.7 million of our $13.8 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

	Nine Months Ended September 30,		2017 / 2016
	2017	2016	% Change
Cash flows provided by/(used in):
Operating activities	$78,355	$108,684	(28)%
Investing activities	(15,254)	(10,497)	45%
Financing activities	(64,085)	(103,462)	(38)%
Net change in cash and cash equivalents	$(984)	$(5,275)	(81)%

Cash flows provided by operating activities for the first nine months of 2017 compared to the same period in 2016 decreased primarily due to changes in working capital.

The increase in cash flows used in investing activities during the first nine months of 2017 compared to the same period in 2016 was primarily attributable to increased capital expenditures in 2017.

Cash flows used in financing activities decreased for the first nine months of 2017 compared to the same period in 2016. During the first nine months of 2017, we increased our debt by $17.0 million, as compared to decreasing it by $227.2 million during the first nine months of 2016. In the first nine months of 2016, we issued 1,696,250 shares of our common stock with net proceeds of $197.2 million after deducting underwriting discounts and offering expenses. In the first nine months of 2017, we repurchased 77,832 shares of our common stock for an aggregate purchase price of $8.2 million compared to the repurchase of 34,959 shares for an aggregate purchase price of $3.9 million during the same period in 2016.

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

                                                                    Return to Index

measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP (in thousands):

	Nine Months Ended September 30,		2017 / 2016
	2017	2016	% Change
Free cash flow calculation:
Net cash provided by operating activities	$78,355	$108,684	(28)%
Less: cash paid for capital expenditures	14,264	7,740	84%
Free cash flow	$64,091	$100,944	(37)%

The decrease in free cash flow for the first nine months of 2017 compared to the same period in 2016 was primarily due to increased investment in working capital and higher capital expenditures in support of the increase in our operations during 2017.

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $17.5 million at September 30, 2017, resulting in an available borrowing capacity under the Credit Facility of $297.5 million. In addition to those items under the Credit Facility, we had $14.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2017.

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

Other Matters

In a letter dated October 4, 2017, the Company was informed by the U.S. Department of Justice, that in regard to the investigation by the Department of Justice, Criminal Division, Fraud Section (the “Department”) into the Company concerning possible violations of the Foreign Corrupt Practices Act related to the Company’s interactions with Unaoil (which we first disclosed in our Q2 2016 quarterly report on Form 10-Q), the Department has closed its inquiry without taking any action against the Company.  Specifically, the Department stated that “based upon the information known to the Department at this

                                                                    Return to Index

time, it has closed its inquiry into the Company in connection with this matter. The Department appreciates the Company’s cooperation during the investigation”.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2016 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2016 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
July 1 - 31, 2017 (1)	4,433	$101.27	—	3,821,557
August 1 - 31, 2017 (1)	373	100.62	—	3,822,409
September 1 - 30, 2017 (1)	3,598	89.46	—	3,830,657
Total	8,404	$96.19	—

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
(3) We distributed 27,453 treasury shares upon vesting of stock-based awards during the three months ended September 30, 2017.

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

CORE LABORATORIES N.V.

Date:	October 24, 2017	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index