Form 10-K
period 2017-12-31
CORE LABORATORIES N V
filed 2018-02-12
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $4,383,006,513.

As of February 8, 2018, the number of common shares outstanding was 44,164,303.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2018, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CORE LABORATORIES N.V.
FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

i

PART I

ITEM 1. BUSINESS

General

Core Laboratories N.V. is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,600 employees.

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

In the first quarter of 2017, Core Laboratories took steps to streamline its business by realigning its reporting structure into two reporting segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. In connection with the realignment of our reporting structure, amounts previously reported in our Reservoir Management segment are now presented within our Reservoir Description and Production Enhancement segments, and prior periods have been revised to conform to the current presentation. Disclosure relating to the operations and financial information of these business segments is included in Note 18 of the Notes to Consolidated Financial Statements.

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples to increase production and improve recovery of oil and gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analyses.

•
Production Enhancement: Includes services and products relating to reservoir well completions, perforations, stimulations and production. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

We offer our services worldwide through our global network of offices. Services accounted for 73%, 79% and 77% of our revenue from operations for the years ended December 31, 2017, 2016 and 2015, respectively.

We manufacture products primarily in four facilities for distribution on a global basis. Product sales accounted for 27%, 21% and 23% of our revenue from operations for the years ended December 31, 2017, 2016 and 2015, respectively.

Our product sales backlog at December 31, 2017 was $17.5 million compared to $6.8 million at December 31, 2016. Sources of raw materials for our products are readily available and we expect that our current sales backlog at December 31, 2017 will be completed in 2018.

Reservoir Description

Commercial oil and gas fields consist of porous and permeable reservoir rocks that contain natural gas, crude oil and water. Due to the density differences of the fluids, natural gas typically caps the field and overlies an oil layer, which overlies the water. We provide services that characterize the porous reservoir rock and all three reservoir fluids. Services relating to these fluids include determining quality and measuring quantity of the fluids and their derived products. This includes determining the value of different crude oil and natural gases by analyzing the individual components of complex hydrocarbons. We measure these hydrocarbons at reservoir conditions to determine the changes in their physical properties with changing pressure and temperature. The number of pressure-volume-temperature ("PVT") related projects has been increasing for the last several years, and reservoir fluid analyses now contribute approximately 60% of Reservoir Description revenue.

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

The combined use of both the reservoir rock and fluid data are invaluable to oil companies to determine the most efficient method by which to recover, process, and refine these hydrocarbons to produce the maximum value added to crude oil and natural gas fields. Early evaluations and key decisions about well performance and viability are important for optimizing a reservoir. This is accomplished using our Digital Rock Characteristics ("DRC") services which include (1) Dual Energy CT which is a non-destructive petrophysical evaluation technique to provide early time insight of reservoir lithology and reservoir quality; and (2) Micro CT which is a high resolution pore imaging service that provides early time quantification of both routine and special core analysis properties.

We have developed unique analytical processes to understand the flow characteristics and saturation profiles of unconventional reservoir systems including (1) High Frequency Nuclear Magnetic Resonance ("NMR") measurements to allow the T1/T2 mapping to gain understanding of movable vs. unmovable fluid saturation distribution of these complex systems; and (2) Enhanced Oil Recovery ("EOR") of shale reservoirs by evaluating the effectiveness of gas cycling in nano-pore structures to significantly increase long-term production rates and volumes.

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

While recognizing the need to optimize the logistical chain of our clients, from producing well to retail sales of petroleum products, a state-of-the-art IT platform CONNECT: was launched in 2016 to efficiently acquire our field data, laboratory analysis and any other observations relevant to our client base. The system is designed in such a way that there is only single data entry, and that data can be used for further analysis and more importantly be shared with our clients by process flow dashboards, with key performance indicators. But also by sharing real-time data on mobile devices, enabling our clients to make quick decisions.

This methodology of sharing data has been embraced by an increasing number of clients, as it has not only saved them costs, but more importantly, the data can be used for trend analysis in many ways such as the ability to forecast bottlenecks, thus eliminating waste and increasing efficiency.

Two experience centers have been set up, both in the U.S. and Europe, where our clients can get acquainted with optimizing the flow of business as well as our advanced systems for data analysis. All initiatives are meant to increase efficiency and add value to our client base. During 2017, a number of new modules have been added to our suite of IT platforms that will further enhance the distribution chain of our customers, this project will continue during 2018.

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

Production Enhancement

We provide diagnostic services and products to help optimize completion and reservoir operations and field development strategies in order to increase recoverable reserves in the most efficient way. Two production enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding a reservoir with water, carbon dioxide, nitrogen or hydrocarbon gases to force more oil and gas to the wellbore. Many oilfields today are hydraulically fractured and/or flooded to maximize oil and gas recovery. Although Core Laboratories is not a hydraulic fracturing company, we do provide services that are used by others to develop and optimize hydraulic fracturing and field flood projects and to evaluate the success of those projects. Our services, technologies and expertise play a key role in the success of both methods.

The hydraulic fracturing of a producing formation is achieved by pumping a fluid slurry containing a proppant material into the reservoir zone at extremely high pressures. This fractures the rock and the proppant material "props" or holds the fractures open after the pressure pumping is complete so that reservoir fluids can flow to the production wellbore. Our data on rock type and strength are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the fluid slurry is compatible with the reservoir rock so that damage does not occur that would restrict production. We also provide testing of various propping agents and software to help pick the best proppant based on net present value calculations of client investments. Our proprietary and patented ZERO WASH® tracer technology is used to determine cluster efficiency and ensure maximum stimulated reservoir volume and increased ultimate recovery.

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

The SPECTRACHEM® service is effective in determining the effectiveness and efficiency of the hydraulic fracture stimulation of long multi-stage horizontal wells in oil- and gas-shale plays throughout North America and with growing demand internationally as unconventional resource plays are developed globally. SPECTRACHEM® data sets are used to determine how each frac stage is flowing. Frac stages with ineffective flows may warrant further stimulation, remedial actions and guide improvements on future frac designs.

Our unique completion monitoring system, COMPLETION PROFILER™, helps to determine flow rates from reservoir zones after they have been hydraulically fractured. This provides our clients with a baseline of early production information and can be compared to subsequent production logs later in the life of the well to see how hydrocarbon production from different reservoir layers or different quality rock varies over time.

Our FlowProfilerTM service, a proprietary hydrocarbon-based tracer technology, which is a further development of our patented SPECTRACHEM® technology quantifies the hydrocarbon production from discrete segments in multi-stage horizontal well completions and stimulations in unconventional tight-oil or gas plays. We have tracers used for oil reservoirs which are different from our tracers used for gas reservoirs. FlowProfilerTM technology and the analytical methodology for identifying the hydrocarbon-soluble tracers are the protected intellectual property of Core Lab.

FlowProfilerTM technology employs a unique hydrocarbon-soluble tracer and water-soluble tracer introduced into specific and isolated stages via the stimulating proppant stream. The hydrocarbon-soluble tracers are absorbed by the crude oil and gas associated with each stage while the water-soluble tracer remains in the stimulation fluid. When the well is flowed, oil, gas and water samples are collected and analyzed in the laboratory to identify and quantify oil or gas flows from each stage and the cleanup of the stimulation fluid. Stages not at optimum flow rates can be identified, precipitating remedial efforts to increase flow and recovery rates, and to provide valuable insight for future wells. This service is being used to monitor offset well interference by sampling offset well oil, gas and water production. The amount of tracer detected in offset wells is being used to help our clients optimize both lateral and vertical well spacing and the amount of fracturing fluids for each stage.

A more recent enhancement to FlowProfilerTM, is the use of our new engineered delivery system, referred to as FlowProfilerTM EDS. This technology comprises proprietary 40/70 or 100 mesh particles, chemically engineered to bond specifically with our oil tracers. This allows for precise placement of tracers in the propped fracture providing accurate identification of oil production by stage.

We conduct dynamic flow tests of the reservoir fluids through the reservoir rock, at actual reservoir pressure and temperature, to realistically simulate the actual flooding of a producing zone. We use patented technologies, such as our Saturation Monitoring by the Attenuation of X-rays ("SMAX™"), to help design the enhanced recovery project. After a field flood is initiated, we are often involved in monitoring the progress of the flood to ensure the maximum amount of incremental production is being achieved through the use of our SPECTRAFLOODTM technology, which we developed to optimize sweep efficiency during field floods.

Our PACKSCAN® patented technology is used to evaluate gravel pack effectiveness in unconsolidated reservoirs. PACKSCAN® measures the density changes in the gravel pack annulus to verify the completeness of the gravel pack protection of the wellbore without any additional rig time.

In addition to Core's many patented reservoir analysis technologies, Production Enhancement has established itself as a global leader in the manufacturing and distribution of high-performance perforating products. Core's unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the drilling and completion of oil and gas wells. This "systems" approach to the perforation of an oil or gas well has resulted in numerous patented products.

HERO® ("High Efficiency Reservoir Optimization"), SUPERHERO® and SUPERHERO®Plus are examples of the patented perforating systems which quickly gained market acceptance and became industry leaders in enhancing reservoir performance. The SUPERHERO® and SUPERHERO®Plus charges evolved from HERO® charge technology and use a proprietary and patented design of powdered metal liners and explosives technology resulting in a deeper and cleaner perforating tunnel into the oil and gas reservoir. This allows greater flow of hydrocarbons to the wellbore and helps to maximize hydrocarbon recovery from the reservoir. The more recent charge development of the HERO® Hard Rock or HERO®-HR charges, resulted in Core Lab also having the deepest penetrating perforating charges on the market as certified by API testing.

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

Core's Production Enhancement team has experienced technical services personnel to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site services in the completion of oil and gas wells. The patented X-SPAN® and GTX-SPAN® casing patches are supported by our technical services personnel. Recent market applications in Canada's steam-assisted gravity drainage ("SAGD") environment have resulted in an upgrade in temperature ratings to as much as 600°F. These systems are capable of performing in high temperature as well as high pressure oil and gas environments and are used to seal non-productive reservoir zones from the producing wellbore.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for 57%, 62% and 58% of our revenue from operations during the years ended December 31, 2017, 2016 and 2015, respectively. We attribute service revenue to the country in which the service was performed rather than where the reservoir or project is located while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of service revenue performed and recorded in the U.S. that are sourced from projects on non-U.S. oilfields.

The following graphs and table summarize our reported revenue by geographic region for the years ended December 31, 2017, 2016 and 2015:

	United States	Europe/Africa/Middle East	Asia Pacific	Canada	Former Soviet Union	Latin/ South America	Consolidated
2017	$284,260	$208,591	$62,429	$33,019	$37,255	$34,255	$659,809
2016	$224,863	$222,916	$65,115	$22,547	$35,935	$23,365	$594,741
2015	$338,907	$249,679	$86,001	$43,808	$41,450	$37,675	$797,520

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

Environmental and Occupational Safety and Health Regulations

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to protection of the environment and the manner in which chemicals and gases used in our analytical and manufacturing processes are handled and generated wastes are disposed. Consistent with our quality assurance and control principles, we have established proactive environmental policies for the management of these chemicals and gases as well as the handling, recycling or disposal of wastes resulting from our operations. Compliance with these laws and regulations, whether at the federal, provincial, regional, state, local or foreign levels, may require the acquisition of permits to conduct regulated activities, capital expenditures to limit or prevent emissions and discharges, and stringent practices to handle, recycle and dispose of certain wastes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial or corrective obligations, the occurrence of delays in the permitting or performance of projects and the issuance of injunctive relief in affected areas.

Moreover, new, modified or stricter enforcement of environmental laws or regulations could be adopted or implemented that significantly increase our or our client's compliance costs, pollution mitigation costs, or the cost of any remediation of environmental contamination that may become necessary, and these costs could be material. For example, from time to time, legal requirements have been agreed to or proposed and adopted, in the United States that could adversely affect our or our clients' business, financial condition, results of operations, or cash flows related to the following:
*Ground-Level Ozone Standards. In October 2015, the U.S. Environmental Protection Agency (“EPA”) issued a rule under the federal Clean Air Act (“CAA”), lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone from 75 parts per billion to 70 parts per billion under both the primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either "attainment/unclassifiable" or "unclassifiable" and is expected to issue non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018. States are also expected to implement their own rules, which could be more stringent than federal requirements.

*Reduction of Methane Emissions by the Oil and Natural Gas Industry. In June 2016, the EPA published a final rule establishing new emissions standards for methane and additional standards for volatile organic compounds from certain new, modified, and reconstructed oil and natural gas production and natural gas processing and transmission facilities. These standards will require the use of certain equipment specific emissions control practices with respect to, among other things, hydraulically-fractured oil and natural gas well completions and fugitive emissions from well sites. However, in June 2017, the EPA published a proposed rule to stay certain portions of the June 2016 standards for two years and re-evaluate the entirety of the 2016 standards but the EPA has not yet published a final rule and, as a result, the June 2016 rule remains in effect but future implementation of the 2016 standards is uncertain at this time. In another example, the federal Bureau of Land Management ("BLM") published a final rule in November 2016 that imposes requirements to reduce methane emissions from venting, flaring, and leaking on federal and Indian lands. However, in December 2017, the BLM published a final rule that temporarily suspends or delays certain requirements contained in the November 2016 final rule until January 17, 2019. The suspension of the November 2016 final rule is being challenged in court.
*Reduction of Greenhouse Gas (“GHG”) Emissions. The U.S. Congress and the EPA, in addition to some state and regional efforts, have in recent years considered legislation or regulations to reduce emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. In the absence of federal GHG-limiting legislations, the EPA has determined that GHG emissions present a danger to public health and the environment and has adopted regulations that, among other things, restrict emissions of GHGs under existing provisions of the CAA, and require monitoring and annual reporting of GHG emissions from certain onshore and offshore production facilities and certain onshore processing, transmission and storage facilities. In December 2015, the United States joined other countries of the United Nations in preparing an agreement requiring member countries to each develop reductions in GHG emissions. This agreement, referred to as the “Paris Agreement,” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but includes pledges to voluntarily limit or reduce future emissions. However, in August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The United States' adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. Finally, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production or midstream activities. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.
*Hydraulic Fracturing. While the U.S. Congress has not adopted legislation regulating hydraulic fracturing, several federal agencies have asserted regulatory authority or pursued investigations over certain aspects of the hydraulic fracturing process. For example, in June 2016, the EPA published an effluent limit guideline final rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants and, also in June 2016, the EPA published a final rule establishing first-time standards to address emissions of methane from hydraulically-fractured oil and natural gas well completions. Additionally, the BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands, which rule was struck down by a federal judge in June 2016. The BLM appealed the decision to the U.S. Circuit Court of Appeals in July 2016. The appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM's issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, a legal challenge to the BLM's rescission of the 2015 rule was filed in federal court. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. Moreover, some states and certain local governments have adopted, or are considering adopting, legal requirements that have imposed or in the future could impose, new or more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities.
*Offshore Compliance. In recent years, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”), agencies under the U.S. Department of the Interior have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. These agencies have pursued, implemented or enforce new rules, Notices to Lessees and Operators (“NTLs”) and even temporary drilling moratoria that imposed safety and operational performance measures on exploration, development and production operators in the Gulf of Mexico or otherwise resulted in a temporary cessation of drilling activities. For example, in April 2016, the BSEE published a final rule on well control that, among other things, imposes rigorous standards relating to the design, operation and maintenance of blow-out preventers, real-time monitoring of deep water and high temperature, high pressure drilling activities, and enhanced reporting requirements. Also in April 2016, the federal BOEM published a proposed rule that would bolster existing air-emissions requirements relating to offshore oil and natural-gas activity on federal Outer Continental Shelf waters including in the Central Gulf of Mexico by, among other things, requiring the reporting and tracking of the emissions of all pollutants defined by the EPA to affect human health and public welfare. However, in May 2017, Order 3350 was issued by the Department of the Interior Secretary Ryan Zinke, directing the BOEM to reconsider a number of regulatory initiatives governing oil and gas exploration in offshore waters, including, among other things, a cessation of all activities to promulgate the April 2016 proposed rulemaking ("Order 3350"). In addition, in September 2016, the BOEM issued a Notice to Lessees and Operators ("NTL #2016-N01") that became effective in September 2016 and bolsters the supplemental bonding procedures followed by oil and natural gas exploration and production operators on the federal Outer Continental Shelf waters for the decommissioning of offshore wells, platforms, pipelines, and other facilities. However, as directed under Order 3350, the BOEM has delayed implementation of NTL #2016-N01 so that it may reconsider this regulatory initiative and, currently, this NTL's implementation timeline has been extended indefinitely beyond June 30, 2017, except in certain circumstances where there is a substantial risk of nonperformance of the interest holder's decommissioning liabilities.

Our compliance with such new or amended legal requirements to the extent placed into effect and applicable to us, could result in our incurring significant additional expense and operating restrictions with respect to our operations, which may not be fully recoverable from our clients and, thus, could reduce net income. Our clients, to whom we provide our services, may similarly incur increased costs or restrictions that may limit or decrease those clients’ operations and have an indirect material adverse effect on our business.

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

Our operations are also subject to stringent governmental laws and regulations, including the federal Occupational Safety and Health Act, as amended, and comparable state laws in the United States, whose purpose is to protect the health and safety of workers. In the United States, the federal Occupational Safety and Health Administration's hazard communication standard and applicable community right-to-know regulations require that information is maintained concerning hazardous materials used or produced in our operations and that this information is provided to employees, state and local government authorities, and citizens. Historically, our worker health and safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business or results of operations.

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

Employees

As of December 31, 2017, we had approximately 4,600 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

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

The oil and gas industry is highly cyclical and demand for the majority of our oilfield services and products is substantially dependent on the level of expenditures by the oil and gas industry for the exploration, development and production of crude oil and natural gas reserves, which are sensitive to oil and natural gas prices and generally dependent on the industry's view of future oil and gas prices. There are numerous factors affecting the supply of and demand for our services and products, which are summarized as:

▪	general and economic business conditions;

▪	market prices of oil and gas and expectations about future prices;

▪	cost of producing and the ability to deliver oil and natural gas;

▪	the level of drilling and production activity;

▪	mergers, consolidations and downsizing among our clients;

▪	coordination by OPEC;

▪	the impact of commodity prices on the expenditure levels of our clients;

▪	financial condition of our client base and their ability to fund capital expenditures;

▪	the physical effects of climatic change, including adverse weather, such as increased frequency or severity of storms, such as hurricanes, droughts and floods, or geologic/geophysical conditions;

▪	the adoption of legal requirements or taxation, including, for example, a carbon tax, relating to climate change that lowers the demand for petroleum-based fuels;

▪	civil unrest or political uncertainty in oil producing or consuming countries;

▪	level of consumption of oil, gas and petrochemicals by consumers;

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

▪
stockholder activism or activities by non-governmental organizations to limit certain sources of funding for the energy sector or restrict the exploration, development and production of oil and natural gas;

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

Changes in macro-economic factors impacting the oil and gas industry may negatively affect our ability to accurately predict client demand, which could cause us to hold excess or obsolete inventory and experience a reduction in gross margins and financial results.

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

We conduct our business in over 50 countries; business performed outside of the United States accounted for 57%, 62% and 58% of our revenue during the years ended December 31, 2017, 2016 and 2015, respectively. We attribute service revenue to the country in which the service was performed rather than where the reservoir or project is located while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of service revenue performed and recorded in the U.S. that are sourced from projects on non-U.S. oilfields.

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

We are subject to a variety of stringent governmental laws and regulations both in the United States and foreign countries relating to protection of the environment, occupational health and safety and the use and storage of chemicals and gases used in our analytical and manufacturing processes and the discharge and disposal of wastes generated by those processes. Certain of these laws and regulations may impose joint and several, strict liability for environmental liabilities, such as the remediation of historical contamination or recent spills, and failure to comply with such laws and regulations could result in the assessment of damages, fines and penalties, the imposition of remedial or corrective action obligations, the occurrence of delays in permitting or development of projects, or the suspension or cessation of some or all of our operations. These stringent laws and regulations could require us to acquire permits or other authorizations to conduct regulated activities, install and maintain costly equipment and pollution control technologies, impose specific safety and health standards addressing work protection, or to incur costs or liabilities to mitigate or remediate pollution conditions caused by our operations or attributable to former owners or operators. If we fail to control the use, or adequately restrict the emission or discharge, of hazardous substances or wastes, we could be subject to future material liabilities including remedial obligations. In addition, public interest in the protection of the environment has increased dramatically in recent years with governmental authorities imposing more stringent and restrictive legal requirements. We anticipate that the trend of more expansive and stricter environmental laws and regulations will continue, the occurrence of which may require us to increase our capital expenditures or could result in increased operating expenses. For example, in October 2015, the EPA issued a rule under the CAA lowering the NAAQS for ground-level ozone to 70 parts per billion. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either "attainment/unclassifiable" or "unclassifiable" and is expected to issue non-attainment designations for the remaining areas of the U.S. not addressed under the November 2017 final rule in the first half of 2018. States are also expected to implement their own rules, which could be more stringent than federal requirements.

Due to concern over the risk of climate change, there has been a broad range of proposed or promulgated state, national and international laws focusing on GHG reduction. Regulatory frameworks adopted, or being considered for adoption, to reduce GHG emissions include cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. For example, the European Emissions Trading Scheme is a program through which many of the European Union member states are implementing cap and trade controls covering numerous power stations and industrial facilities. Also, in December 2015, the United States joined other countries of the United Nations in preparing the Paris Agreement that requires member countries to develop reductions in GHG emissions. The Paris Agreement was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but includes pledges to voluntarily limit or reduce future emissions. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The Paris Agreement provides for a four-year exit process beginning when it took effect in November 2016, which would results in an effective exit date of November 2020. The United States' adherence to the exit process and/or the terms on which the United States may re-enter the Paris Agreement or a separately negotiated agreement are unclear at this time. These proposed or promulgated laws and legal initiatives apply or could apply in countries where we have interests or may have interests in the future. These requirements could make our services and products more expensive, lengthen project implementation times, and reduce demand for the production of oil and natural gas, which could decrease demand for our services and products. In the United States, a number of state and regional efforts have emerged that are aimed at tracking or reducing emissions of GHGs and the U.S. Congress has from time to time considered legislation to reduce emissions of GHGs but no such legislation has yet been adopted. However, the EPA has determined that emissions of GHGs present a danger to public health and the environment and, based on these findings, has adopted regulations under existing provisions of the CAA that establish construction and operating permit reviews for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions and that require the monitoring and annual reporting of GHG emissions from specified onshore and offshore production sources in the United States, which include the operations of many of our exploration and production clients. Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions in the United State would impact our business, any such future laws and regulations that require reporting of GHGs or otherwise limit emissions of GHGs from our clients’ operations could require our clients to incur increased costs and also could adversely affect demand for the oil and natural gas that they produce, which could decrease demand for our services and products.
Hydraulic fracturing is a process used by oil and gas exploration and production operators in the completion of certain oil and gas wells whereby water, sand or other proppants and chemical additives are injected under pressure into subsurface formations to stimulate gas and, to a lesser extent, oil production. Some countries outside the United States, such as Bulgaria, the Czech Republic and France, currently have imposed moratoria on hydraulic fracturing while other countries, such as the United Kingdom, allow fracturing activities but those activities are not as widely pursued as they are in the United States. In the United States, the fracturing process is typically regulated by state oil and gas commissions, but several federal agencies have asserted regulatory authority over certain aspects of the process. For example the EPA published an effluent limit guideline final rule in June 2016 prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly owned wastewater treatment plants and published a final rule in June 2016 establishing first-time standards to address emissions of methane from hydraulically-fractured oil and natural gas well completions. Additionally, the BLM published a final rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands, which rule was struck down by a federal judge in June 2016. The BLM appealed the decision to the U.S. Circuit Court of Appeals in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM's issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. In January 2018, a legal challenge to the BLM's rescission of the 2015 rule was filed in federal court. Also, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that water cycle activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. In addition, the U.S. Congress has from time to time considered the adoption of legislation to provide for federal regulation of hydraulic fracturing. At the state level, a number of states have adopted, and other states are considering, legal requirements that could impose more stringent permitting, disclosure or well construction requirements on hydraulic fracturing activities. States could elect to prohibit fracturing altogether, following the approach taken by the State of New York. In addition, local governments may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. If new or more stringent federal, state or local legal restrictions related to the hydraulic fracturing process are adopted in areas where our exploration and production clients’ operate, those clients could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of exploration, development or production activities, which could reduce demand for our products and services.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 3.0 million square feet of space) in more than 50 countries. In these locations, we lease approximately 2.0 million square feet and own approximately 1.0 million square feet. We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Aberdeen, Scotland; Abu Dhabi, United Arab Emirates; Calgary, Canada; Houston, Texas; Kuala Lumpur, Malaysia; and Rotterdam, The Netherlands. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, we have manufacturing facilities located in Godley, Texas, and Red Deer, Alberta, Canada, which are included in our Production Enhancement business segment. Our facilities are adequate for our current operations; however, expansion into new facilities or the replacement or modification of existing facilities may be required to accommodate future growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") and the Euronext Amsterdam Stock Exchange ("Euronext Amsterdam") under the symbol "CLB". The range of high and low sales prices per share of the common shares as reported by the NYSE and Euronext Amsterdam are set in the following table for the periods indicated:

	NYSE		Euronext Amsterdam
	(U.S. Dollars)		(Euros)
2017	High	Low	High	Low
Fourth Quarter	$109.55	$87.75	€93.50	€75.12
Third Quarter	$108.51	$86.94	€94.50	€72.50
Second Quarter	$115.55	$97.12	€111.00	€86.99
First Quarter	$122.80	$107.25	€118.60	€98.01
2016
Fourth Quarter	$124.84	$96.30	€117.50	€87.00
Third Quarter	$127.82	$102.50	€111.05	€92.01
Second Quarter	$135.49	$102.22	€120.00	€92.00
First Quarter	$118.87	$84.50	€108.00	€71.52

On February 8, 2018, the closing price, as quoted by the NYSE, was $106.99 per share and there were 44,164,303 common shares issued and outstanding held by approximately 196 record holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Dividend Policy

In 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.55 per share were paid each quarter of 2017 and 2016. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions. On January 16, 2018, the Company declared a cash dividend of $0.55 per share to be paid on February 16, 2018.

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

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Philadelphia Oil Service Index ("OSX") for the period beginning December 31, 2012 and ending December 31, 2017. Core is now an established member of the OSX which includes a greater concentration of our most direct peers.

The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2012 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information is "furnished" and shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2017

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2017:

Period	Total Number Of Shares Purchased	Average Price Paid Per Share	Total Number Of Shares Purchased As Part Of A Publicly Announced Program	Maximum Number Of Shares That May Be Purchased Under The Program (4)(5)
October 1, 2017 to October 31, 2017 (1)	—	$—	—	3,830,657
November 1, 2017 to November 30, 2017 (2)	220	$100.90	—	3,831,204
December 1, 2017 to December 31, 2017 (3)	80,517	$107.92	40,000	3,867,578
Total	80,737	$107.90	40,000

(1)	No shares were repurchased in October, 2017.

(2)	All shares repurchased during November, 2017 were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(3)
Includes 40,517 shares valued at $4.4 million, or $109.22 per share, surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(4)	The maximum number of shares allowed to be purchased under the program was 3,830,657 at September 30, 2017.

(5)	During the quarter, 117,658 treasury shares were distributed relating to stock-based awards, including 767 in November, and 116,891 in December.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 18, 2017, our shareholders authorized an extension until November 18, 2018 to purchase up to 10% of our issued share capital. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2017, we have repurchased 39,532,314 shares for an aggregate purchase price of approximately $1.6 billion, or an average price of $41.45 per share. At December 31, 2017, we held 612,047 shares in treasury and have the authority to repurchase 3,867,578 additional shares under our stock repurchase program as described in the preceding paragraph.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements each of which is included in this Form 10-K.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share and other data)
Financial Statement Data:
Revenue	$659,809	$594,741	$797,520	$1,085,222	$1,073,508
Net income attributable to Core Laboratories N.V.	83,125	63,895	114,847	257,485	242,811
Working capital	102,409	82,438	117,789	169,954	168,093
Total assets	584,812	573,052	625,258	673,325	659,364
Long-term debt and capital lease obligations, including current maturities	226,989	216,488	430,987	353,672	265,382
Total equity (deficit)	148,732	155,297	(23,699)	93,993	169,389

Earnings Per Share Information:
Net income attributable to Core Laboratories N.V.:
Basic	$1.88	$1.47	$2.69	$5.80	$5.31
Diluted	$1.88	$1.46	$2.68	$5.77	$5.28
Weighted average common shares outstanding:
Basic	44,153	43,479	42,747	44,362	45,692
Diluted	44,264	43,670	42,908	44,600	45,994
Cash dividends declared per common share	$2.20	$2.20	$2.20	$2.00	$1.28

Other Data:
Current ratio (1)	1.98:1	1.79:1	1.98:1	2.29:1	2.24:1
Debt to EBITDA ratio (2)	1.55:1	1.80:1	2.13:1	0.89:1	0.67:1
Debt to Adjusted EBITDA ratio (3)	1.33:1	1.50:1	1.94:1	0.89:1	0.67:1
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Core Laboratories N.V. is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry, primarily through client relationships with many of the world's major, national and independent oil companies.

In the first quarter of 2017, Core Laboratories took steps to streamline its business by realigning its reporting structure into two reporting segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. In connection with the realignment of our reporting structure, amounts previously reported in our Reservoir Management segment are now presented within our Reservoir Description and Production Enhancement segments, and prior periods have been revised to conform to the current presentation.

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples to increase production and improve recovery of oil and gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analyses.

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

The following table summarizes the annual average and year-end worldwide and U.S. rig counts for the years ended December 31, 2017, 2016 and 2015, as well as the annual average and year-end spot price of a barrel of WTI crude, Europe Brent crude and an MMBtu of natural gas:

	2017	2016	2015
Baker Hughes Worldwide Average Rig Count (1)	2,029	1,593	2,337
Baker Hughes U.S. Average Rig Count (1)	875	510	977

Baker Hughes Worldwide Year-End Rig Count (2)	2,089	1,772	1,969
Baker Hughes U.S. Year-End Rig Count (2)	930	634	714

Average Crude Oil Price per Barrel WTI (3)	$50.80	$43.29	$48.68
Average Crude Oil Price per Barrel Brent (4)	$54.12	$43.67	$52.30
Average Natural Gas Price per MMBtu (5)	$2.99	$2.52	$2.62

Year-end Crude Oil Price per Barrel WTI (3)	$60.46	$53.75	$37.13
Year-end Crude Oil Price per Barrel Brent (4)	$66.73	$54.96	$36.61
Year-end Natural Gas Price per MMBtu (5)	$3.69	$3.71	$2.28
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

The prices for both WTI and Brent crude oil began to weaken after the OPEC meeting held in November 2014. Average prices for the majority of the 2014 calendar year were in excess of $99 per barrel for WTI and in excess of $105 per barrel for Brent; however, both were down to approximately $55 per barrel by the end of 2014 and less than $40 per barrel by the end of 2015. The volatility and significant reduction in the average price of crude oil during 2015 and 2016 resulted in a significant decrease in the activities associated with both the exploration and production of oil during 2015 and throughout most of 2016. However, crude oil prices, although still volatile, began to improve during the second half of 2016 and continued to strengthen during 2017, especially during the second half of 2017. On average, pricing for crude oil improved over 16% for 2017 over 2016, which resulted in much improved levels of land-based activity associated with the exploration and production of oil in the United States.

In North America, the land-based rig count decreased 62% during 2015 and another 53% during the first half of 2016, which greatly impacted both services and product sales to this market over this time period. Although the North America rig count improved at the end of 2016 it still remained almost 20% below 2015 levels and continued to strengthen throughout most of 2017. We saw resilient levels of activities on development projects and producing fields in the U.S. unconventional reservoirs during the second half of 2016 which continued and expanded during 2017 as we began the recovery phase of this business cycle.

Outside of North America, activities associated with the exploration for and production of oil have also decreased from 2014 levels, although not as significantly as the land-based activities in North America. Our clients' activities in the international and deepwater markets declined during 2015 and 2016 and remained at these lower levels in 2017; however, we believe these markets have shown signs of recovery as our clients have announced several new major capital projects.

Results of Operations

Operating Results for the Year Ended December 31, 2017 Compared to the Years Ended December 31, 2016 and 2015

We evaluate our operating results by analyzing revenue, operating income and net income margin (defined as net income divided by total revenue). Since we have a relatively fixed cost structure, increases in revenue generally translate into higher operating income results as well as net income margin percentages. Results for the years ended December 31, 2017, 2016 and 2015 are summarized in the following chart:

Results of operations as a percentage of applicable revenue are as follows (dollars in thousands):

	2017		2016		2015		2017 / 2016	2016 / 2015
Revenue:							% Change
Services	$481,518	73.0%	$470,259	79.1%	$611,954	76.7%	2.4%	(23.2)%
Product Sales	178,291	27.0%	124,482	20.9%	185,566	23.3%	43.2%	(32.9)%
TOTAL REVENUE	659,809	100.0%	594,741	100.0%	797,520	100.0%	10.9%	(25.4)%
OPERATING EXPENSES:
Cost of services* (1)	334,074	69.4%	331,688	70.5%	387,739	63.4%	0.7%	(14.5)%
Cost of product sales* (1)	140,166	78.6%	110,956	89.1%	144,913	78.1%	26.3%	(23.4)%
Total cost of services and product sales	474,240	71.9%	442,644	74.4%	532,652	66.8%	7.1%	(16.9)%
General and administrative expenses (1)	47,737	7.2%	39,390	6.6%	49,729	6.2%	21.2%	(20.8)%
Depreciation and amortization	24,940	3.8%	26,872	4.5%	27,457	3.4%	(7.2)%	(2.1)%
Other (income) expense, net	(693)	(0.1)%	(344)	(0.1)%	3,669	0.5%	NM	NM
Severance and other charges	1,145	0.2%	—	—%	22,943	2.9%	NM	NM
OPERATING INCOME	112,440	17.0%	86,179	14.5%	161,070	20.2%	30.5%	(46.5)%
Interest expense	10,734	1.6%	11,572	1.9%	12,380	1.6%	(7.2)%	(6.5)%
Income before income tax expense	101,706	15.4%	74,607	12.5%	148,690	18.6%	36.3%	(49.8)%
Income tax expense	18,610	2.8%	10,748	1.8%	33,758	4.2%	73.1%	(68.2)%
Net income	83,096	12.6%	63,859	10.7%	114,932	14.4%	30.1%	(44.4)%
Net income attributable to non-controlling interest	(29)	—%	(36)	—%	85	—%	NM	NM
Net income attributable to Core Laboratories N.V.	$83,125	12.6%	$63,895	10.7%	$114,847	14.4%	30.1%	(44.4)%

Diluted earnings per share attributable to Core Laboratories N.V.	$1.88		$1.46		$2.68		28.8%	(45.5)%

Diluted weighted average common shares outstanding	44,264		43,670		42,908

*Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.
(1) Excludes depreciation.

Services Revenue

Services revenue increased to $481.5 million in 2017 from $470.3 million in 2016; however, services revenue for 2016 decreased from $612.0 million in 2015. The upward trend in the average price of crude oil during 2017 resulted in continued strengthening of activities associated with the exploration and production of oil during the second half of 2017. However, the most significant increase was realized in onshore activities within the United States while the decrease in international activities continued during most of 2017. Average prices for WTI crude oil increased 17% in 2017 compared to an 11% decrease in 2016 and average prices for Brent crude oil increased by 24% in 2017 compared to a 17% decrease in 2016. As a result, the average global rig count climbed 27% in 2017 compared to a decline of 32% in 2016, primarily driven by increases in the North American rig count. Over this same time period, our service revenue increased slightly by 2.4% in 2017 compared to 2016 and decreased only 23% in 2016 compared to 2015, as demand for our analytical, diagnostic, and completion services was less impacted by the significant decrease in drilling activities. Wells must be drilled and/or completed, stimulated, cored and have reservoir fluid samples collected, before we see the benefits of the increased commodity prices. The improvements in global crude oil prices during 2017 are positive indicators of a balancing market and support for future investments, as we continued our focus on worldwide crude oil related projects, including those related to the development of fields offshore South America and in the Middle East.

Product Sales Revenue

Product sales revenue, which is tied more to completions in North America, increased 43% to $178.3 million in 2017 from $124.5 million in 2016; however, product sales revenue for 2016 decreased from $185.6 million in 2015.The average rig count for the U.S. and Canada increased 38% during 2017 compared to a 45% decrease in 2016. The 43% increase in product sales revenue outpaced the rig count increase due to our differentiated well completion product sales surpassing the industry activity levels in North America.

Cost of Services, excluding depreciation

Cost of services was relatively unchanged at $334.1 million in 2017 compared to $331.7 million in 2016; however, cost of services for 2016 decreased from $387.7 million in 2015. As a percentage of services revenue, cost of services improved to 69% in 2017 from 71% in 2016 which was up from 63% in 2015. The improvement in cost of services as a percentage of services revenue in 2017 as compared to 2016 is primarily reflective of how our fixed cost structure is being absorbed by increased revenue. The decline of cost of services as a percentage of services revenue in 2016 as compared to 2015 was primarily due to our fixed cost structure being absorbed on lower revenues in 2016 when compared to 2015. We took actions to reduce our cost structure in response to the sharp decline in global activity during 2015. See section "Severance and Other Charges" below.

Cost of Product Sales, excluding depreciation

Cost of product sales increased to $140.2 million in 2017 from $111.0 million in 2016; however, cost of product sales for 2016 decreased from $144.9 million in 2015. As a percentage of product sales revenue, cost of sales improved to 79% for 2017 from 89% for 2016, which was up from 78% for 2015. The improvement in cost of product sales as a percentage of sales revenue in 2017 was primarily due to the improved absorption rates of our fixed costs. The decline in cost of product sales as a percentage of sales revenue in 2016 compared to 2015 was primarily due to our fixed cost structure not being fully absorbed on lower revenues in 2016 when compared to 2015. We took actions to reduce our cost structure in response to the sharp decline in global activity during 2015. See section "Severance and Other Charges" below.

General and Administrative Expense

General and administrative ("G&A") expenses include corporate management and centralized administrative services that benefit our operations. G&A expenses were $47.7 million in 2017 compared to $39.4 million and $49.7 million during 2016 and 2015, respectively. The variances are primarily due to changes in compensation expense during those periods.

Depreciation and Amortization Expense

Depreciation and amortization expense of $24.9 million in 2017 decreased compared to $26.9 million in 2016 and $27.5 million in 2015.

Other (Income) Expense, net

The components of Other (income) expense, net, were as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Sale of assets	$(346)	$(618)	$(408)
Results of non-consolidated subsidiaries	(332)	(506)	(383)
Foreign exchange	916	1,832	4,507
Interest income	—	—	(56)
Rents and royalties	(454)	(420)	(484)
Other, net	(477)	(632)	493
Total Other (income) expense, net	$(693)	$(344)	$3,669

Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
(Gains) losses by currency	2017	2016	2015
British Pound	$(92)	$807	$434
Canadian Dollar	(95)	(137)	1,848
Euro	1,413	(49)	(908)
Indonesian Rupiah	78	37	315
Russian Ruble	(161)	160	(45)
Other currencies, net	(227)	1,014	2,863
Total (gain) loss, net	$916	$1,832	$4,507
Severance and Other Charges

In 2017, as part of the efforts to streamline its business, the Company recorded $1.1 million of severance compensation and other charges.

In 2015, in response to lower commodity pricing for crude oil and reduced spending by our clients on their oil and gas fields, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million and a charge to income associated with the impairment of certain equipment and intangible assets and facility exit costs of $5.5 million. Also during 2015, we recorded loss contingencies for various ongoing legal issues of $8.6 million. See Note 11 of the Notes to Consolidated Financial Statements.

Interest Expense

Interest expense decreased by $0.8 million to $10.7 million in 2017 compared to 2016 primarily due to decreased average borrowings on our revolving Credit Facility.

Income Tax Expense

Our effective tax rate was 18.3%, 14.4%, and 22.7% for 2017, 2016, and 2015, respectively. Income tax expense of $18.6 million in 2017 increased by $7.9 million compared to $10.7 million in 2016 due to an increase in taxable income in 2017, primarily in the United States. Income tax expense associated with taxable income recognized in the United States increased by $8.5 million in 2017 compared to 2016. No other jurisdiction in which we operate had a material change in income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law reducing the U.S. corporate income tax rate to 21%, effective January 1, 2018. We recorded a $1.6 million non-cash discrete tax charge in the fourth quarter of 2017, primarily as a result of revaluing deferred tax positions for the net impact of the reduction in tax rate. We are continuing our analysis of the effects this tax reform will have on the Company in future periods.

See Note 9 of the Notes to Consolidated Financial Statements for further detail of income tax expense.

Segment Analysis

The following charts and tables summarize the annual revenue and operating results for our two complementary business segments.

Segment Revenue

Segment Revenue

	For the Years Ended December 31,
(dollars in thousands)	2017	% Change	2016	% Change	2015
Reservoir Description	$415,220	(2.6)%	$426,205	(17.2)%	$514,845
Production Enhancement	244,589	45.1%	168,536	(40.4)%	282,675
Total Revenue	$659,809	10.9%	$594,741	(25.4)%	$797,520

Segment Operating Income

	For the Years Ended December 31,
(dollars in thousands)	2017	% Change	2016	% Change	2015
Reservoir Description	$66,500	(15.7)%	$78,881	(36.1)%	$123,505
Production Enhancement	46,459	545.4%	7,198	(81.2)%	38,210
Corporate and other (1)	(519)	NM	100	NM	(645)
Operating Income	$112,440	30.5%	$86,179	(46.5)%	$161,070

(1) “Corporate and other" represents those items that are not directly relating to a particular segment.
"NM" means not meaningful.

Segment Operating Income Margins (1)

	For the Years Ended December 31,
	2017	2016	2015
	Margin	Margin	Margin
Reservoir Description	16.0%	18.5%	24.0%
Production Enhancement	19.0%	4.3%	13.5%
Total Company	17.0%	14.5%	20.2%
(1) Calculated by dividing "Operating Income" by "Revenue."

Reservoir Description

Revenue for our Reservoir Description segment decreased to $415.2 million in 2017 compared to $426.2 million in 2016 and $514.8 million in 2015. The decreases in revenues in 2017 and 2016 as compared to each corresponding prior year were primarily due to the reduced international and deepwater project activity levels during 2016 and most of 2017. This segment's operations continue to work on large-scale, long-term, crude-oil and LNG projects with an emphasis on producing fields located in offshore developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore West and East Africa, the eastern Mediterranean region and the Middle East, including Kuwait and the United Arab Emirates.

Operating income decreased to $66.5 million in 2017 from $78.9 million in 2016 and $123.5 million in 2015. The decreases in operating income in 2017 and 2016 as compared to each corresponding prior year were due to lower activity levels. Operating margins were 16.0% in 2017 down from 18.5% in 2016 and 24.0% in 2015.

Production Enhancement

Revenue for our Production Enhancement segment increased to $244.6 million in 2017 compared to $168.5 million in 2016; however, decreased from $282.7 million in 2015. The increase in onshore North America industry activity during 2017 compared to 2016 increased demand for our products associated with land-based completion of oil wells in U.S. unconventional developments while the decrease in North America industry activity during 2016 compared to 2015 reduced demand for these products.

Operating income for this segment increased to $46.5 million in 2017 from $7.2 million in 2016 and $38.2 million in 2015. Operating margins were 19.0% in 2017 up from 4.3% in 2016 and 13.5% in 2015. The increases in operating income and operating margin in 2017 compared to 2016 were primarily due to increased demand for our higher margin products and services and the impact of higher revenue on our fixed-cost structure in 2017. The decreases in operating income and operating margin in 2016 compared to 2015 were primarily due to decreased revenue and the impact of our fixed-cost structure on lower revenue in 2016.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures and our dividend and share repurchase programs. If necessary, we supplement this cash flow with borrowings under bank credit facilities to finance some capital expenditures and business acquisitions. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of December 31, 2017, $9.8 million of our $14.4 million of cash was held by our foreign subsidiaries.

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"). We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow, as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
Free Cash Flow Calculation	2017	2016	2015
Net cash provided by operating activities	$124,271	$131,887	$219,100
Less: cash paid for capital expenditures	(18,775)	(11,356)	(22,797)
Free cash flow	$105,496	$120,531	$196,303

Free cash flow as a percent of net income of 126.9% continued to be strong even though free cash flow decreased in 2017 compared to 2016 and 2015. The decrease in 2017 compared to 2016 was primarily due to increases in both working capital and capital expenditures as the activity levels in the oil industry improved. The decrease in 2016 compared to 2015 was primarily due to the decrease in cash flow from operating activities as a result of lower activity levels for the oil and gas industry.

Cash Flows

The following table summarizes cash flows for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Cash provided by/(used in):
Operating activities	$124,271	$131,887	$219,100
Investing activities	(20,557)	(14,721)	(39,654)
Financing activities	(104,078)	(124,896)	(180,302)
Net change in cash and cash equivalents	$(364)	$(7,730)	$(856)

The decrease in cash provided by operating activities in 2017 compared to 2016 was primarily due to increases in working capital, offset by an increase in net income while the decrease in cash provided by operations in 2016 compared to 2015 was primarily attributable to the industry downturn resulting in a year-over-year decrease in net income, partially offset by reductions in working capital.

Cash flow used in investing activities in 2017 increased $5.8 million compared to 2016 primarily as a result of increased capital expenditures. Cash flow used in investing activities in 2016 decreased $24.9 million compared to 2015 primarily as a result of a $13.8 million acquisition in 2015 and lower capital expenditures in 2016.

Cash flow used in financing activities in 2017 decreased $20.8 million compared to 2016. Cash flow used in financing activities in 2016 decreased $55.4 million compared to 2015. During 2017, we used $16.9 million to repurchase our common shares, $97.1 million to pay dividends, and increased our debt balance by $10 million. During 2016, we used $7.2 million to repurchase our common shares, $95.1 million to pay dividends, and decreased our debt balance by $215 million through the issuance of new shares. During 2015, we used $159.7 million to repurchase our common shares and $94.2 million to pay dividends, offset by an increase in our debt balance of $77 million.

During the year ended December 31, 2017, we repurchased 158,569 shares of our common stock for an aggregate amount of $16.9 million, or an average price of $106.63 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund restricted shares that vest or to finance future acquisitions. Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 10% of our issued share capital in treasury. On May 18, 2017 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program until November 18, 2018 to purchase up to 10% of our issued share capital. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $109.55 per share on December 31, 2017, an increase of over 2,618%.

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

The terms of our revolving credit facility (the "Credit Facility") allow an aggregate borrowing capacity of $400 million and to increase the uncommitted availability by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.0%.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is subject to all terms of the agreements, and is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $14.3 million at December 31, 2017, resulting in an available borrowing capacity under the Credit Facility of $307.7 million. In addition to those items under the Credit Facility, we had $14.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2017.

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

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Debt (1)	$218,000	$—	$68,000	$75,000	$75,000
Operating leases	61,260	15,077	18,965	10,971	16,247
Pension (2)	1,362	1,362	—	—	—
Total contractual obligations	$280,622	$16,439	$86,965	$85,971	$91,247

(1) Not included in the above balances are anticipated cash payments for interest of $6.1 million a year for 2018-2021 and cash payments for interest of $3.1 million a year for 2022-2023 for a total of $30.6 million.

(2) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2017. Not included in the table above are uncertain tax positions of $10.1 million that we have accrued for at December 31, 2017, as the amounts and timing of payment, if any, are uncertain. See Note 9 of the Notes to Consolidated Financial Statements for further detail of this amount.

At December 31, 2017, we had tax net operating loss carry-forwards in various jurisdictions of $32.7 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2017. If unused, those carry-forwards which are subject to expiration may expire during the years 2017-2027. During 2017, $1.1 million of net operating loss carry-forwards which carried a full valuation allowance expired unused.

We expect our investment in capital expenditures to track client demand for our services and products. Given the improving, but still uncertain, trend in industry activity levels, we have not determined, at this time, the level of investment that will be made in 2018. We will, however, continue to invest to fund the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients. In addition, we plan to continue to (i) repurchase our common shares on the open market through our share repurchase program, (ii) pay a dividend and (iii) if available in the market at acceptable valuations, acquire complementary technologies. Our ability to continue these initiatives depends on, among other things, market conditions and our ability to generate free cash flow.

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

Other Matters

In a letter dated October 4, 2017, the Company was informed by the U.S. Department of Justice, that in regard to the investigation by the Department of Justice, Criminal Division, Fraud Section (the “Department”) into the Company concerning possible violations of the Foreign Corrupt Practices Act related to the Company’s interactions with Unaoil (which we first disclosed in our Q2 2016 quarterly report on Form 10-Q), the Department has closed its inquiry without taking any action against the Company.  Specifically, the Department stated that “based upon the information known to the Department at this time, it has closed its inquiry into the Company in connection with this matter. The Department appreciates the Company’s cooperation during the investigation”.

In a letter dated February 5, 2018, the Company was informed by the SEC, that they have concluded their investigation as to the Company's connection with Unaoil and they do not intend to recommend an enforcement action by the Commission against the Company.

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

We have established internal earnings targets that are based on market conditions existing at the time our targets were established. During the fourth quarter of 2016, the members of OPEC announced a framework to reduce their daily crude oil production. This event, in the Company's opinion, will likely serve as an important catalyst that could speed the re-balancing of the crude oil markets which may provide for a significant recovery in industry activity. Based on recent developments, and modest strengthening in the price of crude oil and natural gas, we believe that the level of activities and workflows experienced in 2017 will continue into 2018 and will strengthen for North America. Additionally, we believe the trend in recent public announcements of major offshore and international projects by our clients will continue, and these announcements are signs that a recovery of the offshore deepwater and international markets are also improving. An increase in the activities in these markets could positively impact our revenues, operating income and operating margins as well.

We expect to meet ongoing working capital needs, capital expenditure requirements and funding of our dividend and share repurchase programs from a combination of cash on hand, cash flow from operating activities and available borrowings under our Credit Facility.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2017.

Allowance for Doubtful Accounts

We evaluate whether client receivables are collectible. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding in addition to clients' representations and our understanding of the economic environment in which our clients operate. Based on our review, we establish or adjust allowances for specific clients and the accounts receivable as a whole. Our allowance for doubtful accounts decreased to $2.6 million as of December 31, 2017, compared to $3.1 million as of December 31, 2016.

Income Taxes

Our income tax expense includes income taxes of the Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is recovered or the liability is settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $8.2 million and $10.0 million at December 31, 2017 and 2016, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be indefinitely reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2017, 2016 and 2015.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate a possible impairment.

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2017, 2016 and 2015.

We have never identified nor recorded any impairments relating to the goodwill of our current continuing operations.

Obsolete Inventory

We forecast client demand, considering changes in technology which could result in obsolescence. Our valuation reserve for obsolete inventory is based on historical regional sales trends, and various other assumptions and judgments including future demand for this inventory. Our industry is subject to technological change and new product development that could result in obsolete inventory. Our valuation reserve for obsolete inventory at December 31, 2017 was $3.2 million compared to $3.5 million at December 31, 2016.

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

Recent Accounting Pronouncements

Pronouncements Adopted in 2017

In July 2015, the FASB issued ASU 2015-11 ("Simplifying the Measurement of Inventory") to require the measurement of inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We adopted this standard for our fiscal year beginning on January 1, 2017 and applied the adoption prospectively. The adoption of this standard had no effect on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

In March 2016, the FASB issued ASU 2016-09 ("Improvements to Employee Share-Based Payment Accounting") to simplify the accounting for share-based payment transactions, including accounting for forfeitures, excess tax benefit/expense, and tax withholding requirements. Under this new guidance, (1) companies will have the option to estimate how many shares in a grant will be forfeited or to elect to recognize forfeitures as they occur; (2) all excess tax benefit and expense will be recognized as income tax benefit or expense in the income statement as a discrete item to the quarter, and the accumulated benefits in APIC are eliminated; and (3) companies will be able to withhold share amounts up to the statutory maximum and the award will still be classified as equity. This pronouncement is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We adopted this standard for our fiscal year beginning on January 1, 2017 and applied the adoption prospectively. The adoption of this standard did not have a material impact to the financial statements, but will result in timing differences in the recognition of stock compensation expense as we will no longer be estimating forfeitures, but accounting for them as they occur, and the reclassification of excess tax benefit/expense on the Consolidated Statements of Cash Flows.

Pronouncements Not Yet Effective

In May 2014, the FASB issued ASU 2014-09 ("Revenue from Contracts with Customers"), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We have completed our analysis of the standard's impact on our revenues by looking at all of our revenue streams to determine the impact on our Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows. The adoption of this standard will not result in any material changes to our revenue recognition policies and procedures nor to our financial statements, but extensive additional disclosures will be required.

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

In March 2017, the FASB issued ASU 2017-07 ("Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"), which will require that an employer report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. The new standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of this standard will have an impact only on the classification in the income statement of the other components of net benefit cost which will be reflected outside of income from operations, but not on net income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not believe that our exposure to market risks, which are primarily related to interest rate changes, is material.

Interest Rate Risk

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2017 and 2016 approximated the book value.

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

From time to time, we are exposed to interest rate risk on our Credit Facility debt for amounts outstanding in excess of $50 million, which carries a variable interest rate. At December 31, 2017, we had an outstanding balance of $78 million. A 10% change in interest rates would not have a material impact on our results of operations or cash flows.

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange

Commission. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by KPMG, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement to be filed in connection with our 2018 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2017.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date:	February 9, 2018	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 9th day of February, 2018.

Signature	Title

/s/ DAVID M. DEMSHUR	/s/ RICHARD L. BERGMARK
David M. Demshur	Richard L. Bergmark
President, Chief Executive Officer,	Executive Vice President,
Chairman and Supervisory Director	Chief Financial Officer and
Supervisory Director

/s/ CHRIS S. HILL	/s/ MARTHA Z. CARNES
Chris S. Hill	Martha Z. Carnes
Vice President and	Supervisory Director
Chief Accounting Officer

/s/ CHARLES L. DUNLAP	/s/ JAN WILLEM SODDERLAND
Charles L. Dunlap	Jan Willem Sodderland
Supervisory Director	Supervisory Director

/s/ MICHAEL STRAUGHEN	/s/ LUCIA VAN GEUNS
Michael Straughen	Lucia van Geuns
Supervisory Director	Supervisory Director

/s/ MARGARET ANN VAN KEMPEN
Margaret Ann van Kempen
Supervisory Director

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Supervisory Directors
Core Laboratories N.V.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
We also have audited the adjustments to the 2015 consolidated financial statements to retrospectively reflect the change in the composition of reportable segments as described in note 18. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2015 consolidated financial statements taken as a whole.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP
We have served as the Company’s auditor since 2015.
Houston, Texas
February 9, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Supervisory Directors
Core Laboratories N.V.:
Opinion on Internal Control Over Financial Reporting
We have audited Core Laboratories N.V. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 9, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A of Core Laboratories N.V.’s Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
Houston, Texas
February 9, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Supervisory Directors and Shareholders of Core Laboratories N.V.:

In our opinion, the consolidated statements of operations, comprehensive income, changes in equity and cash flows for the year ended December 31, 2015, before the effects of the adjustments to retrospectively revise the presentation of segments described in Notes 1 and 18, present fairly, in all material respects, the results of operations and cash flows of Core Laboratories N.V. and its subsidiaries for the year ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America (the 2015 financial statements before the effects of the adjustments discussed in Notes 1 and 18 are not presented herein). In addition, in our opinion, the financial statement schedule for the year ended December 31, 2015 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements before the effects of the adjustments described above. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit, before the effects of the adjustments described above, of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively revise the presentation of segments described in Notes 1 and 18 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 12, 2016

CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In thousands, except share and per share data)

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,400	$14,764
Accounts receivable, net of allowance for doubtful accounts of $2,590 and $3,139 at 2017 and 2016, respectively	133,097	114,329
Inventories	33,317	33,720
Prepaid expenses	12,592	10,711
Income taxes receivable	7,508	6,426
Other current assets	6,513	6,511
TOTAL CURRENT ASSETS	207,427	186,461
PROPERTY, PLANT AND EQUIPMENT, net	123,098	129,882
INTANGIBLES, net	9,396	9,936
GOODWILL	179,044	179,044
DEFERRED TAX ASSETS, net	10,719	20,605
OTHER ASSETS	55,128	47,124
TOTAL ASSETS	$584,812	$573,052
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,697	$33,720
Accrued payroll and related costs	28,887	19,411
Taxes other than payroll and income	7,313	5,816
Unearned revenues	17,069	15,690
Income taxes payable	825	15,718
Other current liabilities	9,227	13,668
TOTAL CURRENT LIABILITIES	105,018	104,023
LONG-TERM DEBT, net	226,989	216,488
DEFERRED COMPENSATION	52,786	46,251
DEFERRED TAX LIABILITIES, net	5,323	6,277
OTHER LONG-TERM LIABILITIES	45,964	44,716
COMMITMENTS AND CONTINGENCIES

EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,184,205 outstanding at 2017 and 44,796,252 issued and 44,151,261 outstanding at 2016	1,148	1,148
Additional paid-in capital	54,463	52,850
Retained earnings	173,855	187,957
Accumulated other comprehensive income (loss)	(8,353)	(9,828)
Treasury shares (at cost), 612,047 at 2017 and 644,991 at 2016	(76,269)	(80,773)
Total Core Laboratories N.V. shareholders' equity	144,844	151,354
Non-controlling interest	3,888	3,943
TOTAL EQUITY	148,732	155,297
TOTAL LIABILITIES AND EQUITY	$584,812	$573,052

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except per share data)

	2017	2016	2015
REVENUE:
Services	$481,518	$470,259	$611,954
Product sales	178,291	124,482	185,566
Total Revenue	659,809	594,741	797,520
OPERATING EXPENSES:
Cost of services, exclusive of depreciation shown below	334,074	331,688	387,739
Cost of product sales, exclusive of depreciation shown below	140,166	110,956	144,913
General and administrative expenses, exclusive of depreciation shown below	47,737	39,390	49,729
Depreciation	24,021	26,029	26,545
Amortization	919	843	912
Other (income) expense, net	(693)	(344)	3,669
Severance and other charges	1,145	—	22,943
OPERATING INCOME	112,440	86,179	161,070
Interest expense	10,734	11,572	12,380
Income before income tax expense	101,706	74,607	148,690
Income tax expense	18,610	10,748	33,758
Net income	83,096	63,859	114,932
Net income (loss) attributable to non-controlling interest	(29)	(36)	85
Net income attributable to Core Laboratories N.V.	$83,125	$63,895	$114,847
EARNINGS PER SHARE INFORMATION:
Basic earnings per share attributable to Core Laboratories N.V.	$1.88	$1.47	$2.69
Diluted earnings per share attributable to Core Laboratories N.V.	$1.88	$1.46	$2.68
Cash dividends per share	$2.20	$2.20	$2.20
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,153	43,479	42,747
Diluted	44,264	43,670	42,908

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Net income	$83,096	$63,859	$114,932
Other comprehensive income:
Derivatives
Changes in fair value of interest rate swaps	98	(293)	(1,471)
Interest rate swap amounts reclassified to interest expense	526	829	971
Income taxes on derivatives	(156)	(197)	583
Total derivatives	468	339	83
Pension and other postretirement benefit plans
Adjustment of unrecognized pension actuarial gain (loss)	974	(17)	1,151
Prior service cost
Amortization to net income of transition asset	—	—	(96)
Amortization to net income of prior service cost	(77)	(81)	(85)
Amortization to net income of actuarial loss	440	593	727
Income taxes on pension and other postretirement benefit plans	(330)	(124)	(424)
Total pension and other postretirement benefit plans	1,007	371	1,273
Total other comprehensive income	1,475	710	1,356
Comprehensive income	84,571	64,569	116,288
Comprehensive income attributable to non-controlling interests	(29)	(36)	85
Comprehensive income attributable to Core Laboratories N.V.	$84,600	$64,605	$116,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands, except share data)

					Accumulated
	Common Shares		Additional		Other	Treasury Stock		Non-
	Number of	Par	Paid-In	Retained	Comprehensive	Number of		Controlling	Total
	Shares	Value	Capital	Earnings	Income (Loss)	Shares	Amount	Interest	Equity
BALANCE, December 31, 2014	45,600,002	$1,174	$—	$415,906	$(11,894)	1,963,018	$(317,613)	$6,420	$93,993
Stock-based compensation, net of awards issued	—	—	3,267	(11,044)	—	(183,455)	29,056	—	21,279
Tax benefit of stock-based awards issued	—	—	(175)	—	—	—	—	—	(175)
Repurchases of common shares	—	—	—	—	—	1,444,534	(159,709)	—	(159,709)
Dividends paid	—	—	—	(94,235)	—	—	—	—	(94,235)
Cancellation of treasury shares	(1,250,000)	(32)	(3,092)	(206,267)	—	(1,250,000)	209,391	—	—
Non-controlling interest dividend	—	—	—	—	—	—	—	(1,140)	(1,140)
Other comprehensive income	—	—	—	—	1,356	—	—	—	1,356
Net income (loss)	—	—	—	114,847	—	—	—	85	114,932
BALANCE, December 31, 2015	44,350,002	$1,142	$—	$219,207	$(10,538)	1,974,097	$(238,875)	$5,365	$(23,699)

Stock-based compensation, net of awards issued	—	—	(197)	—	—	(141,106)	22,276	—	22,079
Tax benefit of stock-based awards issued	—	—	(1,162)	—	—	—	—	—	(1,162)
Repurchases of common shares	—	—	—	—	—	62,000	(7,161)	—	(7,161)
Dividends paid	—	—	—	(95,145)	—	—	—	—	(95,145)
Issuance of common shares	1,696,250	38	197,164	—	—	—	—	—	197,202
Cancellation of treasury shares	(1,250,000)	(32)	(142,955)	—	—	(1,250,000)	142,987	—	—
Non-controlling interest dividend	—	—	—	—	—	—	—	(1,386)	(1,386)
Other comprehensive income	—	—	—	—	710	—	—	—	710
Net income (loss)	—	—	—	63,895	—	—	—	(36)	63,859
BALANCE, December 31, 2016	44,796,252	$1,148	$52,850	$187,957	$(9,828)	644,991	$(80,773)	$3,943	$155,297
Adoption of ASU 2016-09 (see Recent Accounting Pronouncements)	—	—	84	(84)	—	—	—	—	—
Stock-based compensation, net of awards issued	—	—	1,529	—	—	(191,513)	21,413	—	22,942
Repurchases of common shares	—	—	—	—	—	158,569	(16,909)	—	(16,909)
Dividends paid	—	—	—	(97,143)	—	—	—	—	(97,143)
Non-controlling interest dividend	—	—	—	—	—	—	—	(26)	(26)
Other comprehensive income	—	—	—	—	1,475	—	—	—	1,475
Net income (loss)	—	—	—	83,125	—	—	—	(29)	83,096
BALANCE, December 31, 2017	44,796,252	$1,148	$54,463	$173,855	$(8,353)	612,047	$(76,269)	$3,888	$148,732

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,096	$63,859	$114,932
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	22,942	22,079	21,279
Depreciation and amortization	24,940	26,872	27,457
Changes to value of life insurance policies	(6,112)	(824)	909
Deferred income taxes	9,015	(14,385)	(107)
Asset impairments	—	—	5,199
Net (recovery) provision for doubtful accounts	(202)	(18)	2,592
Other non-cash items	(507)	(898)	(158)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(18,565)	31,584	49,261
Inventories	446	6,219	3,049
Prepaid expenses and other current assets	(2,964)	2,657	7,744
Other assets	545	340	2,652
Accounts payable	8,721	(1,036)	(13,353)
Accrued expenses	(8,360)	(6,738)	(9,723)
Other long-term liabilities	9,897	587	4,275
Unearned revenue	1,379	1,589	3,092
Net cash provided by operating activities	124,271	131,887	219,100
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,775)	(11,356)	(22,797)
Patents and other intangibles	(379)	(348)	(1,460)
Acquisitions, net of cash acquired	—	(1,242)	(13,774)
Proceeds from sale of assets	702	740	1,320
Premiums on life insurance	(2,105)	(2,515)	(2,943)
Net cash used in investing activities	(20,557)	(14,721)	(39,654)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(130,000)	(316,244)	(139,656)
Proceeds from debt borrowings	140,000	99,000	215,000
Excess tax benefits from stock-based payments	—	(1,162)	(175)
Debt financing costs	—	—	(387)
Non-controlling interest - dividend	(26)	(1,386)	(1,140)
Dividends paid	(97,143)	(95,145)	(94,235)
Repurchase of common shares	(16,909)	(7,161)	(159,709)
Issuance of common shares	—	197,202	—
Net cash used in financing activities	(104,078)	(124,896)	(180,302)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(364)	(7,730)	(856)
CASH AND CASH EQUIVALENTS, beginning of year	14,764	22,494	23,350
CASH AND CASH EQUIVALENTS, end of year	$14,400	$14,764	$22,494

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Supplemental disclosures of cash flow information:
Cash payments for interest	$10,527	$11,248	$12,313
Cash payments for income taxes	$24,314	$12,181	$35,523

Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the year	$744	$1,627	$483
Insurance premium financed	$—	$—	$2,228

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

1. DESCRIPTION OF BUSINESS

Core Laboratories N.V. ("Core Laboratories", "we", "our" or "us") is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. We have over 70 offices in more than 50 countries and have approximately 4,600 employees.

In the first quarter of 2017, Core Laboratories took steps to streamline its business by realigning its reporting structure into two reporting segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. In connection with the realignment of our reporting structure, amounts previously reported in our Reservoir Management segment are now presented within our Reservoir Description and Production Enhancement segments, and prior periods have been revised to conform to the current presentation. For a description of product types and services offered by these business segments, see Note 18 - Segment Reporting.

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

The following accounts, among others, require us to use critical estimates and assumptions:

▪	allowance for doubtful accounts;

▪	obsolete inventory;

▪	depreciation and amortization;

▪	long-lived assets, intangibles and goodwill;

▪	income taxes;

▪	pensions and other postretirement benefits; and

▪	stock-based compensation.
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

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2017, 2016 and 2015. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We evaluate our estimate of the allowance for doubtful accounts on an on-going basis throughout the year.

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

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients and monitor collections and payments in order to maintain a provision for estimated uncollectible accounts based on our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for specific clients and the accounts receivable as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for doubtful accounts. Our allowance for doubtful accounts totaled $2.6 million and $3.1 million at December 31, 2017 and 2016, respectively. The net carrying value of accounts receivable is considered to be representative of its respective fair value.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2017, 2016 or 2015.

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

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the Company's best estimate of future performance. Our impairment analysis is quantitative; however, it includes subjective estimates based on assumptions regarding future growth rates, interest rates and operating expenses. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2017, 2016 or 2015.

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

Other assets consisted of the following (in thousands):

	2017	2016
Cash surrender value of life insurance	$46,314	$39,059
Investments in unconsolidated affiliates	3,557	3,224
Other	5,257	4,841
Total other assets	$55,128	$47,124

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows of our subsidiaries are transacted in USD. Our foreign entities remeasure monetary assets and liabilities to USD at year-end exchange rates, while non-monetary items are measured at historical rates. Revenue and expenses are remeasured at the applicable month-end rate, except for depreciation, amortization and certain components of cost of sales, which are measured at historical rates. For the years ended December 31, 2017, 2016 and 2015, we incurred net remeasurement losses of $0.9 million, $1.8 million, and $4.5 million, respectively. These amounts were included in Other (Income) Expense, net in the accompanying Consolidated Statements of Operations.

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

Furthermore, we maintain defined contribution plans for the benefit of eligible employees primarily in Canada, the Netherlands, the United Kingdom and the United States. We expense these contributions in the period the contribution is made.

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

	For the Years Ended December 31,
	2017	2016	2015
Weighted average basic common shares outstanding	44,153	43,479	42,747
Effect of dilutive securities:
Performance shares	69	127	98
Restricted stock	42	64	63
Weighted average diluted common and potential common shares outstanding	44,264	43,670	42,908

3. ACQUISITIONS

We had no significant acquisitions during the year ended December 31, 2017 and 2016.

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

4. INVENTORIES

Inventories consisted of the following at December 31, 2017 and 2016 (in thousands):

	2017	2016
Finished goods	$21,668	$21,635
Parts and materials	10,613	11,185
Work in progress	1,036	900
Total inventories	$33,317	$33,720

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

5. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net were as follows at December 31, 2017 and 2016 (in thousands):

	2017	2016
Land	$11,520	$7,883
Building and leasehold improvements	115,270	114,522
Machinery and equipment	261,723	256,742
Total property, plant and equipment	388,513	379,147
Less - accumulated depreciation	(265,415)	(249,265)
Property, plant and equipment, net	$123,098	$129,882

6. INTANGIBLES, NET

The components of intangibles, net as of December 31, 2017 and 2016 are as follows (in thousands):

		2017		2016
	Original life in years	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Acquired trade secrets	2-20	$3,390	$1,765	$3,390	$1,405
Acquired patents and trademarks	4-10	5,406	2,274	5,043	1,809
Agreements not to compete	3-5	839	782	839	690
Acquired trade names	Indefinite	4,582	—	4,568	—
Total intangibles, net		$14,217	$4,821	$13,840	$3,904

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2018	$868
2019	$761
2020	$601
2021	$510
2022	$488

7. GOODWILL

The changes in the carrying amount of goodwill for each reportable segment for the years ended December 31, 2017, and 2016 were as follows (in thousands):

	Reservoir Description	Production Enhancement	Total
Balance at December 31, 2015	$98,599	$79,560	$178,159
Goodwill acquired during the year	885	—	885
Balance at December 31, 2016	99,484	79,560	179,044
Goodwill acquired during the year	—	—	—
Balance at December 31, 2017	$99,484	$79,560	$179,044

8. LONG-TERM DEBT, NET

We have no capital lease obligations. Debt at December 31, 2017 and 2016 is summarized in the following table (in thousands):

	December 31, 2017	December 31, 2016
Senior Notes	$150,000	$150,000
Credit Facility	78,000	68,000
Total debt	228,000	218,000
Less: Debt issuance costs	(1,011)	(1,512)
Long-term debt, net	$226,989	$216,488

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

The terms of our Credit Facility allow an aggregate borrowing capacity of $400 million and to increase the uncommitted availability by an additional $50 million to bring the total borrowings available from $400 million to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.0%.

Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Interest payment terms are variable depending upon the specific type of borrowing under this facility. Our available capacity at any point in time is subject to all terms of the agreements, and is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $14.3 million at December 31, 2017, resulting in an available borrowing capacity under the Credit Facility of $307.7 million. In addition to those items under the Credit Facility, we had $14.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2017.

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

The estimated fair value of total debt at December 31, 2017 and 2016 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

9. INCOME TAXES

The components of income before income tax expense for 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
United States	$28,632	$6,233	$55,143
Other countries	73,074	68,374	93,547
Income before income tax expense	$101,706	$74,607	$148,690

The components of income tax expense for 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Current:
United States	$10,699	$(2,469)	$17,257
Other countries	9,508	16,533	14,629
State and provincial	725	600	1,979
Total current	20,932	14,664	33,865
Deferred:
United States	(2,948)	1,844	(2,905)
Other countries	626	(5,845)	2,947
State and provincial	—	85	(149)
Total deferred	(2,322)	(3,916)	(107)
Income tax expense	$18,610	$10,748	$33,758

The differences in income tax expense computed using the Netherlands statutory income tax rate of 25% in 2017, 2016 and 2015 and our income tax expense as reported in the accompanying Consolidated Statements of Operations for 2017, 2016 and 2015 are as follows (in thousands):

	2017	2016	2015
Tax at the Netherlands income tax rate	$25,427	$18,652	$37,173
International earnings taxed at rates other than the Netherlands statutory rate	(12,496)	(16,840)	(14,066)
Non-deductible expenses	7,006	2,936	2,832
Change in valuation allowance	(1,744)	(899)	3,625
State and provincial taxes	829	600	1,133
Adjustments of prior year taxes	(4,272)	2,412	483
Adjustments of income tax reserves	1,869	(604)	(1,205)
Foreign exchange	(1,792)	3,381	4,358
Accrued withholding taxes	3,067	246	(247)
Other	716	864	(328)
Income tax expense	$18,610	$10,748	$33,758

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities as of December 31, 2017 and 2016 are summarized as follows (in thousands):

	2017	2016
Deferred tax assets:
Net operating loss carry-forwards	$7,976	$9,885
Tax credit carry-forwards	1,002	2,925
Accruals for compensation	9,399	14,573
Accruals for inventory capitalization	1,909	2,587
Unrealized benefit plan loss	4,006	4,931
Unrealized foreign exchange	5,932	7,221
Unearned revenue	2,649	1,249
Other	580	1,959
Total deferred tax assets	33,453	45,330
Valuation allowance (1)	(8,219)	(9,963)
Net deferred tax assets	25,234	35,367
Deferred tax liabilities:
Intangibles	(5,939)	(7,061)
Property, plant and equipment	(2,968)	(5,774)
Accrued interest	(4,885)	—
Accruals for compensation	(1,501)	(3,439)
Accrued withholding taxes	(2,191)	(160)
Unrealized foreign exchange	(1,995)	(4,206)
Other	(359)	(399)
Total deferred tax liabilities	(19,838)	(21,039)
Net deferred income taxes	$5,396	$14,328

	2017	2016
Long-term deferred tax assets	10,719	20,605
Long-term deferred tax liabilities	(5,323)	(6,277)
Total deferred tax assets (liabilities)	$5,396	$14,328

(1) Valuation allowance at 12/31/15 was $10.9 million.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 was signed into law reducing the U.S. corporate income tax rate to 21% effective January 1, 2018. We recorded a $1.6 million non-cash discrete tax charge in the fourth quarter of 2017, primarily as a result of revaluing deferred tax positions for the net impact of the reduction in tax rate. We are continuing our analysis of the effects this tax reform will have on the Company in future periods.

We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be indefinitely reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. As of December 31, 2017, we consider $246.0 million to be indefinitely reinvested. Repatriation of these earnings would be subject to income and withholding taxes estimated at $25.3 million. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances.

At December 31, 2017, we had tax net operating loss carry-forwards in various tax jurisdictions of $32.7 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance. As of December 31, 2017, if unused, $3.0 million will expire between 2018-2020, $3.9 million will expire between 2021-2023, $17.5 million will expire between 2024-2027 and $1.0 million will expire beyond 2027. The remaining balance of $7.3 million is not subject to expiration. During 2017, $1.1 million of net operating loss carry-forwards, which carried a full valuation allowance, expired unused.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 2000 through 2016 remain open for examination in various tax jurisdictions in which we operate. The ultimate settlement and timing of these additional tax assessments is uncertain but the Company will continue to vigorously defend its return filing position and does not view the assessments as probable at this time.

During 2017, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2017	2016	2015
Unrecognized tax benefits at January 1,	$8,557	$9,964	$11,747
Tax positions, current period	3,472	983	1,044
Tax positions, prior period	180	83	(640)
Settlements with taxing authorities	(1,154)	(1,657)	(1,371)
Lapse of applicable statute of limitations	(931)	(816)	(816)
Unrecognized tax benefits at December 31,	$10,124	$8,557	$9,964

Changes in our estimate of, or the recognition of, the unrecognized tax benefits shown in the table above would affect our effective tax rate.

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. For the years ended December 31, 2017, 2016 and 2015, we recognized $0.6 million, $0.6 million and $(0.5) million, respectively, in interest and penalties. For the years ended December 31, 2017, 2016 and 2015, we had $3.3 million, $2.7 million and $2.0 million, respectively, accrued for the payment of interest and penalties. Changes in our estimate of unrecognized tax benefits would affect our effective tax rate. As of December 31, 2017, 2016, and 2015, there are $1.8 million, 1.2 million and $2.4 million, respectively, of unrecognized tax benefits that could be resolved within the next twelve months which could have a positive effect on the annual effective tax rate.

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

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch Plan for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$56,082	$50,759
Service cost	1,494	1,456
Interest cost	1,121	1,329
Benefits paid	(1,212)	(1,139)
Administrative expenses	(35)	(31)
Actuarial (gain) loss, net	(1,005)	5,225
Unrealized (gain) loss on foreign exchange	6,953	(1,517)
Projected benefit obligation at end of year	$63,398	$56,082

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$46,134	$41,116
Increase in plan asset value	919	6,328
Employer contributions	1,595	1,118
Benefits paid	(1,212)	(1,139)
Administrative expenses	(35)	(31)
Unrealized gain (loss) on foreign exchange	5,744	(1,258)
Fair value of plan assets at end of year	$53,145	$46,134

Under-funded status of the plan at end of the year	$(10,253)	$(9,948)

Accumulated Benefit Obligation	$56,035	$47,980

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation and the net periodic pension costs for the Dutch Plan at December 31, 2017 and 2016:

	2017	2016
Weighted average assumed discount rate	2.00%	1.90%
Expected long-term rate of return on plan assets	2.00%	1.90%
Weighted average rate of compensation increase	2.90%	2.75%

The discount rate used to determine our projected benefit obligation at December 31, 2017 was increased from 1.90% to 2.00%, consistent with a general increase in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheets for the years ended December 31, 2017 and 2016 consist of (in thousands):

	2017	2016
Deferred tax asset	$2,564	$2,328
Other long-term liabilities	10,253	9,948
Accumulated other comprehensive loss	(8,162)	(9,169)

The components of net periodic pension cost for the Dutch Plan under this plan for the years ended December 31, 2017, 2016, and 2015 included (in thousands):

	2017	2016	2015
Service cost	$1,494	$1,456	$1,787
Interest cost	1,121	1,329	1,192
Expected return on plan assets	(950)	(1,117)	(986)
Unrecognized pension asset, net	—	—	(96)
Prior service cost	(77)	(81)	(85)
Unrecognized net actuarial loss	440	593	727
Net periodic pension cost	$2,028	$2,180	$2,539

Plan assets at December 31, 2017 and 2016 consisted of insurance contracts with returns equal to the contractual rate, which are comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the weighted-average contractual rates for each contract. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

Our 2018 minimum funding requirements are expected to be $1.4 million. Our estimate of future annual contributions is based on current funding requirements, and we believe these contributions will be sufficient to fund the plan.

Expected benefit payments to eligible participants under this plan for the next five years are as follows (in thousands):

2018	$1,362
2019	$1,419
2020	$1,507
2021	$1,572
2022	$1,691
Succeeding five years	$9,808

Defined Contribution Plans

We maintain defined contribution plans for the benefit of eligible employees primarily in Canada, the Netherlands, the United Kingdom, and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the defined contribution plans. Our primary obligation under these defined contribution plans is limited to paying the annual contributions. For the years ended December 31, 2017, 2016 and 2015, we paid $4.2 million, $6.1 million and $6.9 million, respectively, for our contributions and our additional discretionary contributions to the defined contribution plans.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant’s termination of employment to the extent they are not vested at that time.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees to provide additional retirement income to the participants. The benefit is determined by the contract for either a fixed amount or by a calculation using years of service or age at retirement along with the average of their base salary for the five years prior to retirement. We are not required to fund this arrangement; however, we have purchased life insurance policies with cash surrender values to assist us in providing the benefits pursuant to these deferred compensation contracts with the actual benefit payments made by Core Laboratories. The charge to expense for these deferred compensation contracts in 2017, 2016 and 2015 was $1.4 million, $1.2 million and $1.7 million, respectively.

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

We have also adopted a non-qualified deferred compensation plan (“Deferred Compensation Plan”) that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the Deferred Compensation Plan for employees in the United States, due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value. The benefits under these contracts are fully vested. Our primary obligation for the Deferred Compensation Plan is limited to our annual contributions. Employer contributions to the Deferred Compensation Plan for the years ended December 31, 2017, 2016 and 2015 were $0.1 million, $0.2 million, and $0.3 million, respectively.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant's termination of employment to the extent they are not vested at that time.

11. COMMITMENTS AND CONTINGENCIES

We have been and may from time to time be named as a defendant in legal actions that arise in the ordinary course of business. These include, but are not limited to, employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with the provision of our services and products. A liability is accrued when a loss is both probable and can be reasonably estimated. During 2015, we recorded contingent liabilities in the amount of $8.6 million associated with these claims. After certain settlements in 2016, we had a contingent liability balance of $5.3 million remaining as of December 31, 2017.

In 1998, we entered into employment agreements with our three senior executive officers that provide for deferred compensation benefits. The present value of the long-term liability recorded and fully reserved for the benefits due upon severing the employment of these employees is $8.5 million at December 31, 2017.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

Scheduled minimum rental commitments under non-cancellable operating leases at December 31, 2017, consist of the following (in thousands):

2018	$15,077
2019	10,732
2020	8,233
2021	5,997
2022	4,974
Thereafter	16,247
Total commitments	$61,260

Operating lease commitments relate primarily to rental of equipment and office space. Rental expense for operating leases, including amounts for short-term leases with nominal future rental commitments, was $20.9 million, $20.3 million and $22.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

12. EQUITY

Common Shares

In 2016, we completed a public offering of 1,475,000 shares of our common stock. The purchase price paid by the underwriter was $116.67 per share. The underwriter exercised in full its option to purchase an additional 221,250 shares of common stock at the public offering price of $116.67 per share bringing the total shares issued from the offering to 1,696,250. The net proceeds from these issuances of common stock were $197.2 million, after deducting underwriting discounts and offering expenses. The proceeds were used to repay a portion of the outstanding borrowings under our Credit Facility.

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 18, 2017, our shareholders authorized an extension to repurchase up to 10% of our issued share capital through November 18, 2018. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. From the activation of the share repurchase program on October 29, 2002 through December 31, 2017, pursuant to shareholder approvals, we have repurchased 39,532,314 shares for an aggregate purchase price of approximately $1.6 billion, or an average price of $41.45 per share and have canceled 33,475,406 shares with an historical cost of $1.2 billion. At December 31, 2017, we held 612,047 shares in treasury with the authority to repurchase 3,867,578 additional shares under our stock repurchase program. Subsequent to year-end, we have repurchased 20,032 shares at a total cost of $2.2 million.

Dividend Policy

In February, May, August and November 2017, we paid quarterly dividends of $0.55 per share of common stock. The total dividends paid in 2017 were $97.1 million. On January 16, 2018, we declared a quarterly dividend of $0.55 per share of common stock payable February 16, 2018 to shareholders of record on January 26, 2018.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of tax, in Accumulated other comprehensive income (loss) for the years ended December 31, 2017 and 2016 consist of (in thousands):

	2017	2016
Prior service cost	$541	$600
Unrecognized net actuarial loss and foreign exchange	(8,703)	(9,769)
Fair value of derivatives	(191)	(659)
Total Accumulated other comprehensive (loss)	$(8,353)	$(9,828)

Unrecognized amounts currently recorded to Accumulated other comprehensive income (loss) that are expected to be recognized as components of next year's net pension benefit cost include $0.3 million of unrecognized net actuarial loss.

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

We issue shares from either treasury stock or authorized shares upon the lapsing of vesting restrictions on restricted stock. In 2017, we issued 191,513 shares out of treasury stock relating to the vesting of restricted stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2014 Long-Term Incentive Plan

On May 13, 2014, the 2007 Long-Term Incentive Plan was amended, restated and renamed as the 2014 Long-Term Incentive Plan (the "Plan"). The primary changes effected by the 2014 amendment and restatement were to (a) extend the period during which awards may be granted under the Plan to May 12, 2024, and (b) increase the number of common shares subject to the Plan by 1,100,000 shares. The Plan, as amended, provides for a maximum of 11,900,000 common shares to be granted to eligible employees. At December 31, 2017, approximately 1,106,157 shares remained available for the grant of new awards under the Plan. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

Performance Share Award Program

On February 10, 2015, certain executives were awarded rights to receive an aggregate of up to 106,455 common shares if our calculated return on invested capital ("ROIC"), as defined in the PSAP, achieves certain performance criteria as compared to the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2017, December 29, 2017. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $11.3 million over the performance period that began on January 1, 2015, of which $3.8 million has been recognized annually in 2017, 2016, and 2015. At December 29, 2017, the Company had the highest ROIC compared to the Bloomberg Comp Group. The Compensation Committee of our Board of Supervisory Directors verified that the performance target criteria had been met and 106,455 shares vested. We issued these common shares on December 29, 2017 and, simultaneously, the participants surrendered 37,534 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $4.1 million at $109.55 per share.

On February 16, 2016, certain executives were awarded rights to receive an aggregate of up to 122,515 common shares if our calculated ROIC, as defined in the PSAP, achieves certain performance criteria as compared to the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2018, December 31, 2018. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $11.4 million over the performance period that began on January 1, 2016, of which $3.9 million has been recognized annually in 2017 and 2016. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On February 14, 2017, certain executives were awarded rights to receive an aggregate of up to 128,112 common shares if our calculated ROIC, as defined in the PSAP, achieves certain performance criteria as compared to the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2019, December 31, 2019. Unless there is a change in control as defined in the PSAP, none of these awards will vest if the specified performance target is not met as of the last day of the performance period. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $14.2 million over the performance period that began on January 1, 2017, of which $4.7 million has been recognized in 2017. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 101,811 shares, 104,164 shares, and 91,784 shares in 2017, 2016, and 2015, respectively. Each of these grants has a vesting period of principally six years and vests ratably on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award. As of December 31, 2017, there was $26.4 million of unrecognized total stock-based compensation relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 42 months. The grant-date fair value of shares granted was $9.5 million, $10.0 million and $8.9 million in 2017, 2016 and 2015, respectively. We recognized compensation expense of $9.0 million, $10.5 million and $10.4 million in 2017, 2016 and 2015, respectively. The total grant-date fair value, which is the intrinsic value, of the shares vested was $9.6 million, $9.9 million and $10.4 million in 2017, 2016 and 2015, respectively.

2014 Nonemployee Director Stock Incentive Plan

On May 13, 2014, the 2006 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2014 Nonemployee Director Stock Incentive Plan (the "Director Plan"). The primary change effected by the 2014 amendment was to extend the period during which awards may be granted under the Director Plan to May 12, 2024. The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 1,400,000 common shares. As of December 31, 2017 approximately 543,159 shares remained available for issuance under the Director Plan. Only non-employee Supervisory Directors are eligible for these equity-based awards under the Director Plan.

In 2011, the Compensation Committee of our Board of Supervisory Directors approved the restricted share award program (the "Program") to compensate our non-employee Supervisory Directors. Under this arrangement we awarded grants totaling 9,093 shares, 10,680 shares and 8,616 shares in 2017, 2016, and 2015, respectively. The shares awarded in 2017 have a vesting period of one year; the shares awarded in 2016 and 2015 have a vesting period of three years for each grant. There are no performance accelerators for early vesting for these awards. Awards under the Program are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award. As of December 31, 2017, there was $0.8 million of unrecognized total stock-based compensation relating to non-vested Program awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 10 months. The grant-date fair value of shares granted was $1.0 million, $1.1 million and $0.9 million in 2017, 2016, and 2015, respectively, and we have recognized compensation expense of $1.5 million, $0.9 million and $0.9 million in 2017, 2016, and 2015, respectively.

Stock-based Compensation

Non-vested restricted share awards outstanding under both the Plan and the Director Plan as of December 31, 2017 and changes during the year were as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2016	545,614	$110.11
Granted	203,512	101.97
Vested	(191,022)	114.11
Forfeited	(21,354)	114.89
Non-vested at December 31, 2017	536,750	$105.42

For the years ended December 31, 2017, 2016 and 2015, stock-based compensation expense under both the Plan and the Director Plan recognized in the income statement is as follows (in thousands):

	2017	2016	2015
Cost of product sales and services	$8,879	$10,073	$10,126
General and administrative	14,063	12,006	11,153
Total stock-based compensation expense	$22,942	$22,079	$21,279

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

Interest Rate Risk

Series A of our Senior Notes bears interest at a fixed rate of 4.01% and Series B bears interest at a fixed rate of 4.11%. Our Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. We are subject to interest rate risk on the debt in excess of $50 million drawn on our Credit Facility.

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

At December 31, 2017, we had fixed rate debt aggregating $200 million and variable rate debt aggregating $28 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	December 31, 2017	December 31, 2016	Balance Sheet Classification
Derivatives designated as hedges:
5 yr Interest Rate Swap	$(70)	$211	Other Liabilities
10 yr Interest Rate Swap	492	835	Other Liabilities
	$422	$1,046

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statements of Operations was as follows (in thousands):

	December 31, 2017	December 31, 2016	Income Statement Classification
Derivatives designated as hedges:
5 yr Interest Rate Swap	$165	$316	Interest Expense
10 yr Interest Rate Swap	361	513	Interest Expense
	$526	$829

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

	Fair Value Measurement at December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$46,145	$—	$46,145	$—

Liabilities:
Deferred compensation plan	$37,280	$—	$37,280	$—
5 year interest rate swap	(70)	—	(70)	—
10 year interest rate swap	492	—	492	—
	$37,702	$—	$37,702	$—

	Fair Value Measurement at December 31, 2016
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$38,905	$—	$38,905	$—

Liabilities:
Deferred compensation plan	$31,672	$—	$31,672	$—
5 year interest rate swap	211	—	211	—
10 year interest rate swap	835	—	835	—
	$32,718	$—	$32,718	$—
(1) Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation arrangements.

16. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	For the Years Ended December 31,
	2017	2016	2015
Sale of assets	$(346)	$(618)	$(408)
Results of non-consolidated subsidiaries	(332)	(506)	(383)
Foreign exchange	916	1,832	4,507
Interest income	—	—	(56)
Rents and royalties	(454)	(420)	(484)
Other, net	(477)	(632)	493
Total other (income) expense, net	$(693)	$(344)	$3,669

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

	For the Years Ended December 31,
(Gains) losses by currency	2017	2016	2015
British Pound	$(92)	$807	$434
Canadian Dollar	(95)	(137)	1,848
Euro	1,413	(49)	(908)
Indonesian Rupiah	78	37	315
Russian Ruble	(161)	160	(45)
Other currencies, net	(227)	1,014	2,863
Total (gain) loss, net	$916	$1,832	$4,507

17 . SEVERANCE AND OTHER CHARGES

In 2017, as part of the efforts to streamline its business, the Company recorded $1.1 million of severance compensation and other charges.

In 2015, in response to lower commodity pricing for crude oil and reduced spending by our clients on their oil and gas fields, we reduced our cost structure, primarily through a reduction in our workforce, to better align with the decreasing activity levels into the foreseeable future. As a result of these cost reductions, we recorded severance charges of $8.8 million and a charge to income associated with the impairment of certain equipment and intangible assets and facility exit costs of $5.5 million. Also during 2015, we recorded loss contingencies for various ongoing legal issues of $8.6 million. See Note 11 - Commitments and Contingencies.

18. SEGMENT REPORTING

In the first quarter of 2017, Core Laboratories took steps to streamline its business by realigning its reporting structure into two reporting segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. In connection with the realignment of our reporting structure, amounts previously reported in our Reservoir Management segment are now presented within our Reservoir Description and Production Enhancement segments, and prior periods have been revised to conform to the current presentation.

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock, fluid and gas samples to increase production and improve recovery of oil and gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and petroleum products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analyses.

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

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
December 31, 2017
Revenues from unaffiliated clients	$415,220	$244,589	$—	$659,809
Inter-segment revenues	294	1,185	(1,479)	—
Segment operating income (loss)	66,500	46,459	(519)	112,440
Total assets (at end of period)	320,569	206,389	57,854	584,812
Capital expenditures	10,406	6,819	1,550	18,775
Depreciation and amortization	17,972	4,851	2,117	24,940

December 31, 2016
Revenues from unaffiliated clients	$426,205	$168,536	$—	$594,741
Inter-segment revenue	784	877	(1,661)	—
Segment operating income (loss)	78,881	7,198	100	86,179
Total assets (at end of period)	316,801	195,104	61,147	573,052
Capital expenditures	8,220	2,298	838	11,356
Depreciation and amortization	18,494	5,856	2,522	26,872

December 31, 2015
Revenue from unaffiliated clients	$514,845	$282,675	$—	$797,520
Inter-segment revenue	584	1,981	(2,565)	—
Segment operating income (loss)	123,505	38,210	(645)	161,070
Total assets (at end of period)	347,600	215,872	61,786	625,258
Capital expenditures	17,939	3,475	1,383	22,797
Depreciation and amortization	17,696	7,317	2,444	27,457

(1) "Corporate and other" represents those items that are not directly relating to a particular segment and eliminations.

We are a Netherlands company and we derive our revenue from services and product sales to clients primarily in the oil and gas industry. No single client accounted for 10% or more of revenue in any of the periods presented.

We attribute service revenue to the country in which the service was performed rather than where the reservoir or project is located while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of service revenue performed and recorded in the U.S. that are sourced from projects on non-U.S. oilfields. The following table shows a summary of our U.S. and non-U.S. operations for December 31, 2017, 2016 and 2015 (in thousands):

GEOGRAPHIC INFORMATION	United States	Canada	Other Countries (1) (2)	Consolidated
December 31, 2017
Revenue	$284,260	$33,019	$342,530	$659,809
Property, plant and equipment, net	63,812	9,725	49,561	123,098

December 31, 2016
Revenue	$224,863	$22,547	$347,331	$594,741
Property, plant and equipment, net	71,388	10,497	47,997	129,882

December 31, 2015
Revenue	$338,907	$43,808	$414,805	$797,520
Property, plant and equipment, net	80,603	12,082	50,526	143,211
(1) Revenue earned in other countries, including the Netherlands, was not individually greater than 10% of our consolidated revenue in 2017, 2016 or 2015.
(2) Property, plant and equipment, net in other countries, including the Netherlands, were not individually greater than 10% of our consolidated fixed assets in 2017, 2016 or 2015.

The following table shows the breakdown between services and product sales for the years ended December 31, 2017, 2016 and 2015 (in thousands):

SEGMENT BREAKDOWN BETWEEN SERVICES / PRODUCT SALES	For the Years Ended December 31,
	2017	2016	2015
Reservoir Description Services	$393,742	$400,034	$487,202
Production Enhancement Services	87,776	70,225	124,752
Total Revenue - Services	$481,518	$470,259	$611,954

Reservoir Description Product sales	$21,478	$26,171	$27,643
Production Enhancement Product sales	156,813	98,311	157,923
Total Revenue - Product sales	$178,291	$124,482	$185,566

Total Revenue	$659,809	$594,741	$797,520

19. UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

Summarized below is our unaudited quarterly financial data for the quarters ended December 31, 2017 and 2016 (in thousands, except per share data):

	Quarter ended 2017
	December 31	September 30	June 30	March 31
Services and product sales revenue	$171,852	$166,247	$163,903	$157,807
Cost of services and product sales	121,660	120,890	117,118	114,572
Other operating expenses	17,814	17,881	17,378	20,056
Operating income	32,378	27,476	29,407	23,179
Interest expense	2,717	2,707	2,692	2,618
Income before income tax expense	29,661	24,769	26,715	20,561
Income tax expense	8,009	3,716	4,006	2,879
Net income	21,652	21,053	22,709	17,682
Net income (loss) attributable to non-controlling interest	(39)	(33)	19	24
Net income attributable to Core Laboratories N.V.	$21,691	$21,086	$22,690	$17,658

Per share information:
Basic earnings per share (1)	$0.49	$0.48	$0.51	$0.40
Diluted earnings per share (1)	$0.49	$0.48	$0.51	$0.40

Weighted average common shares outstanding:
Basic	44,147	44,141	44,164	44,159
Diluted	44,276	44,332	44,374	44,347

	Quarter ended 2016
	December 31	September 30	June 30	March 31
Services and product sales revenue	$149,542	$143,483	$148,069	$153,647
Cost of services and product sales	112,678	107,153	109,999	112,814
Other operating expenses	15,340	14,842	17,843	17,893
Operating income	21,524	21,488	20,227	22,940
Interest expense	2,548	2,569	3,021	3,434
Income before income tax expense	18,976	18,919	17,206	19,506
Income tax expense	3,607	2,081	671	4,389
Net income	15,369	16,838	16,535	15,117
Net income attributable to non-controlling interest	(90)	108	(89)	35
Net income attributable to Core Laboratories N.V.	$15,459	$16,730	$16,624	$15,082

Per share information:
Basic earnings per share (1)	$0.35	$0.38	$0.38	$0.36
Diluted earnings per share (1)	$0.35	$0.38	$0.38	$0.35

Weighted average common shares outstanding:
Basic	44,147	44,110	43,297	42,380
Diluted	44,326	44,320	43,505	42,520

(1)
The sum of the individual quarterly earnings per share amounts may not agree with the year-to-date earnings per share amounts as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account
(In thousands)

	Balance at Beginning of Period	Additions Charged to / Recovered from Expense	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2017
Reserve for doubtful accounts	$3,139	$(202)	$(428)	$81	$2,590

Year ended December 31, 2016
Reserve for doubtful accounts	$4,136	$(18)	$(999)	$20	$3,139

Year ended December 31, 2015
Reserve for doubtful accounts	$3,397	$2,592	$(1,442)	$(411)	$4,136

(1) Comprised primarily of differences due to changes in exchange rate.

Exhibit 21.1

Significant Subsidiaries of the Registrant at December 31, 2017

Name	Legal Seat	Ownership %
Core Laboratories Australia PTY LTD	Perth, Australia	100%
Core Laboratories Canada Ltd.	Alberta, Canada	100%
Core Laboratories International B.V.	Amsterdam, The Netherlands	100%
Core Laboratories LP	Delaware, United States	100%
Core Laboratories Malaysia SDN BHD	Kuala Lumpur, Malaysia	100%
Core Laboratories Sales N.V.	Willemstad, Curacao	100%
Core Laboratories (U.K.) Limited	London, United Kingdom	100%
Owen Oil Tools LP	Delaware, United States	100%
Core Lab de Mexico S.A. de C.V.	Mexico City, Mexico	100%
Saybolt Belgium N.V.	Antwerp, Belgium	100%
Saybolt LP	Delaware, United States	100%
Saybolt Nederland B.V.	Rotterdam, The Netherlands	100%
Saybolt (Singapore) PTE LTD	Singapore, Singapore	100%
Stim-Lab, Inc.	Oklahoma, United States	100%
JSC Petroleum Analysts	Moscow, Russian Federation	100%

Pursuant to Item 601(b)(21)(ii) of Regulation S-K, the names of other subsidiaries are omitted because, considered in the aggregate, they would not constitute a significant subsidiary as of the end of the year covered by this report.

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm
The Shareholders and Board of Supervisory Directors
Core Laboratories N.V.:
We consent to the incorporation by reference in the registration statements on Form S-3 (No. 333-211291) and Form S‑8 (Nos. 333-73772 and 333-73774) of Core Laboratories, N.V. of our reports dated February 9, 2018, with respect to the consolidated balance sheets of Core Laboratories, N.V. as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement schedule, and the effectiveness of internal control over financial reporting as of December 31, 2017, which reports appear in the December 31, 2017 annual report on Form 10-K of Core Laboratories, N.V.
Our report on the consolidated financial statements refers to our audit of the adjustments to the 2015 consolidated financial statements to retrospectively reflect the change in the composition of reportable segments as described in note 18 to the consolidated financial statements. We were not engaged to audit, review, or apply any procedures to the 2015 consolidated financial statements of the Company other than with respect to such adjustments.

/s/ KPMG LLP

Houston, Texas
February 9, 2018

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 9, 2018

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
3.1	Articles of Association of the Company, as amended on May 18, 2017 (including English translation)	Filed Herewith

10.1	Core Laboratories N.V. 2014 Long-Term Incentive Plan (as amended and restated effective as of May 12, 2014) (1)	Proxy Statement dated March 19, 2014 for Annual Meeting of Shareholders (File No. 001-14273)

10.2	Core Laboratories N.V. 2014 Nonemployee Director Stock Incentive Plan (as amended and restated effective as of May 12, 2014) (1)	Proxy Statement dated March 19, 2014 for Annual Meeting of Shareholders (File No. 001-14273)

10.3	Form of Indemnification Agreement to be entered into by the Company and certain of its directors and officers (1)	Form F-1, September 1, 1995 (File No. 000-26710)

10.4	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998 (1)	Form 10-K, March 31, 1998 (File No. 000-26710)

10.5	Amendment to Core Laboratories Supplemental Executive Retirement Plan filed January 1, 1998, effective July 29, 1999 (1)	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.6	Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis effective January 1, 1999 (1)	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.7	Amendment to Core Laboratories Supplemental Executive Retirement Plan (1)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.8	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008 (1)	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.9	Amendment to Core Laboratories Supplemental Executive Retirement Plan for Monty L. Davis dated as of March 5, 2008 (1)	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.10	Non-Employee Director Compensation Summary (1)	Form 10-K, February 22, 2008 (File No. 001-14273)

10.11	Core Laboratories N.V. 2006 Nonemployee Director Stock Incentive Plan (1)	Proxy Statement dated May 17, 2006 for Annual Meeting of Shareholders (File No. 001-14273)

10.12	Form of Director Performance Share Award Restricted Share Agreement (ROE Based) (1)	Form 10-K, February 20, 2007 (File No. 001-14273)

10.13	Form of Restricted Share Award Program Agreement (1)	Form 10-K, February 20, 2007 (File No. 001-14273)

10.14	Form of Amendment to Core Laboratories 2008 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based) (1)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.15	Form of Amendment to Core Laboratories 2009 Non-Employee Director Restricted Performance Share Award Agreement (ROE Based) (1)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.16	Form of Amendment to Core Laboratories 2010 Non-Employee Director Restricted Performance Share Award Agreement (ROIC Based) (1)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.17	Form of Core Laboratories 2011 Non-Employee Director Restricted Share Award Program Agreement (1)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.18	Form of Core Laboratories 2011 Performance Share Award Program Agreement (ROIC Based) (1)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.19	Form of Core Laboratories 2010 Performance Restricted Share Award Program Agreement (ROIC Based) (1)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.20	Core Laboratories N.V. Board Succession Plan, dated March 2, 2011	Form 8-K, March 7, 2011 (File No. 001-14273)

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

10.23	Form of Restated Employment Agreement between Core Laboratories N.V. and David M. Demshur dated as of December 31, 2007 (1)	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.24	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and David M. Demshur (1)	Form 10-K, February 22, 2011 (File No. 001-14273)

10.25	Form of Restated Employment Agreement between Core Laboratories N.V. and Richard L. Bergmark dated as of December 31, 2007 (1)	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.26	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Richard L. Bergmark (1)	Form 10-K, February 22, 2011 (File No. 001-14273)

10.27	Form of Restated Employment Agreement between Core Laboratories N.V. and Monty L. Davis dated as of December 31, 2007 (1)	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.28	Amendment to Restated Employment Agreement dated December 31, 2007, between Core Laboratories N.V. and Monty L. Davis (1)	Form 10-K, February 22, 2011 (File No. 001-14273)

10.29	Master Note Purchase Agreement, dated as of September 30, 2011	Form 8-K, September 30, 2011 (File No. 001-14273)

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of KPMG LLP	Filed Herewith

23.2	Consent of PricewaterhouseCoopers LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished Herewith

101.INS	XBRL Instance Document	Filed Herewith

101.SCH	XBRL Schema Document	Filed Herewith

101.CAL	XBRL Calculation Linkbase Document	Filed Herewith

101.LAB	XBRL Label Linkbase Document	Filed Herewith

101.PRE	XBRL Presentation Linkbase Document	Filed Herewith

101.DEF	XBRL Definition Linkbase Document	Filed Herewith

(1) Management contracts or compensatory plans or arrangements.