Form 10-Q
period 2018-03-31
CORE LABORATORIES N V
filed 2018-04-27
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 26, 2018 was 44,202,824.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,244	$14,400
Accounts receivable, net of allowance for doubtful accounts of $2,644 and $2,590 at 2018 and 2017, respectively	137,661	133,097
Inventories	36,438	33,317
Prepaid expenses	14,150	12,592
Income taxes receivable	8,783	7,508
Other current assets	9,909	6,513
TOTAL CURRENT ASSETS	220,185	207,427
PROPERTY, PLANT AND EQUIPMENT, net	122,333	123,098
INTANGIBLES, net	9,221	9,396
GOODWILL	179,044	179,044
DEFERRED TAX ASSETS	11,563	10,719
OTHER ASSETS	54,794	55,128
TOTAL ASSETS	$597,140	$584,812
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,541	$41,697
Accrued payroll and related costs	27,509	28,887
Taxes other than payroll and income	6,383	7,313
Unearned revenue	11,783	12,627
Income taxes payable	3,832	825
Other current liabilities	9,279	9,227
TOTAL CURRENT LIABILITIES	104,327	100,576
LONG-TERM DEBT, net	235,114	226,989
CONTRACT LIABILITIES	5,474	4,442
DEFERRED COMPENSATION	52,755	52,786
DEFERRED TAX LIABILITIES	5,897	5,323
OTHER LONG-TERM LIABILITIES	41,997	45,964
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,189,593 outstanding at 2018 and 44,796,252 issued and 44,184,205 outstanding at 2017	1,148	1,148
Additional paid-in capital	55,670	54,463
Retained earnings	173,060	173,855
Accumulated other comprehensive income (loss)	(7,745)	(8,353)
Treasury shares (at cost), 606,659 at 2018 and 612,047 at 2017	(74,495)	(76,269)
Total Core Laboratories N.V. shareholders' equity	147,638	144,844
Non-controlling interest	3,938	3,888
TOTAL EQUITY	151,576	148,732
TOTAL LIABILITIES AND EQUITY	$597,140	$584,812

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
REVENUE:
Services	$119,786	$120,602
Product sales	50,232	36,007
Total revenue	170,018	156,609
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	83,288	83,050
Cost of product sales, exclusive of depreciation expense shown below	36,030	29,971
General and administrative expense, exclusive of depreciation expense shown below	12,709	12,756
Depreciation	5,582	6,079
Amortization	236	225
Other (income) expense, net	(143)	989
OPERATING INCOME	32,316	23,539
Interest expense	3,120	2,618
Income from continuing operations before income tax expense	29,196	20,921
Income tax expense	5,273	2,929
Income from continuing operations	23,923	17,992
Loss from discontinued operations, net of income taxes	(346)	(310)
Net Income	23,577	17,682
Net income attributable to non-controlling interest	50	24
Net income attributable to Core Laboratories N.V.	$23,527	$17,658
EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$0.54	$0.41
Basic loss per share from discontinued operations	$(0.01)	$(0.01)
Basic earnings per share attributable to Core Laboratories N.V.	$0.53	$0.40

Diluted earnings per share from continuing operations	$0.54	$0.41
Diluted loss per share from discontinued operations	$(0.01)	$(0.01)
Diluted earnings per share attributable to Core Laboratories N.V.	$0.53	$0.40

Cash dividends per share	$0.55	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,179	44,159
Diluted	44,463	44,347

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
Net income	$23,577	$17,682

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	646	81
Interest rate swap amounts reclassified to interest expense	64	167
Income taxes on derivatives	(150)	(87)
Total derivatives	560	161

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	(21)	(19)
Amortization to net income of actuarial loss	84	111
Income taxes on pension and other postretirement benefit plans	(15)	(24)
Total pension and other postretirement benefit plans	48	68

Total other comprehensive income	608	229
Comprehensive income	24,185	17,911
Comprehensive income attributable to non-controlling interest	50	24
Comprehensive income attributable to Core Laboratories N.V.	$24,135	$17,887

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$23,923	$17,992
Loss from discontinued operations, net of tax	(346)	(310)
Net income	23,577	17,682
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	6,291	5,723
Depreciation and amortization	5,818	6,304
Changes to value of life insurance policies	29	946
Deferred income taxes	(256)	6,603
Other non-cash items	98	571
Changes in assets and liabilities:
Accounts receivable	(5,913)	(7,525)
Inventories	(3,686)	(3,898)
Prepaid expenses and other current assets	(901)	(1,647)
Other assets	742	(1,001)
Accounts payable	2,634	4,576
Accrued expenses	(2,281)	(3,590)
Unearned revenues	188	3,609
Other long-term liabilities	(3,247)	1,408
Net cash provided by operating activities	23,093	29,761
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,443)	(6,449)
Patents and other intangibles	(72)	(102)
Proceeds from sale of assets	280	324
Premiums on life insurance	(382)	(399)
Net cash used in investing activities	(4,617)	(6,626)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(29,000)	(49,000)
Proceeds from debt borrowings	37,000	51,000
Dividends paid	(24,322)	(24,284)
Repurchase of common shares	(3,310)	(1,273)
Net cash used in financing activities	(19,632)	(23,557)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,156)	(422)
CASH AND CASH EQUIVALENTS, beginning of period	14,400	14,764
CASH AND CASH EQUIVALENTS, end of period	$13,244	$14,342

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2017 was derived from the 2017 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

References to "Core Lab", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2017.

2.  INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Finished goods	$23,736	$21,668
Parts and materials	10,966	10,613
Work in progress	1,736	1,036
Total inventories	$36,438	$33,317

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

                                                                    Return to Index

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Topic 606 are discussed below:

Revenue Recognition

All of our revenue is derived from contracts with clients and is reported as revenue in the Consolidated Statement of Operations. Our contracts generally include standard commercial payment terms generally acceptable in each region, and do not include financing with extended payment terms. We have no significant obligations for refunds, warranties, or similar obligations. Our revenue does not include taxes collected from our customers. In certain circumstances we apply the guidance in Accounting Standards Codification Topic 606 - Revenue From Contracts with Customers ("Topic 606") to a portfolio of contracts with similar characteristics. We use estimates and assumptions when accounting for a portfolio that reflect the size and composition of the portfolio of contracts.

A performance obligation is a promise in a contract to transfer a distinct service or good to a client, and is the unit of account under ASC Topic 606. We have contracts with two general groups of performance obligations; those that require us to perform analysis and/or diagnostic tests in our laboratory or at the client's wellsite and those from the sale of tools, diagnostic and equipment products and related services. We recognize revenue at an amount that reflects the consideration expected to be received in exchange for such services or goods as described below by applying the five-step method to: (1) identify the contract(s) with clients; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) we satisfy the performance obligation(s).

Services Revenue: We provide a variety of services to clients in the oil and gas industry. Where services are provided related to the testing and analysis of rock and fluids, we recognize revenue upon the provision of the test results or analysis to the client. For our design, field engineering and completion diagnostic services, we recognize revenue upon the delivery of those services at the well site or delivery of diagnostic data. In the case of our consortia studies, we have multiple performance obligations and revenue is recognized at the point in time when the testing and analysis results on each contributed core are made available to our consortia members. We conduct testing and provide analysis services in support of our consortia studies recognizing revenue as the testing and analysis results are made available to our consortia members.

Product Sales Revenue: We manufacture equipment that we sell to our clients in the oil and gas industry. Revenue is recognized when title to that equipment passes to the client, which is typically when the product is shipped to the client or picked up by the client at our facilities, as set out in the contract.

For arrangements that include multiple performance obligations, we allocate revenue to each performance obligation based on estimates of the price that we would charge the client for each promised service or product if it were sold on a standalone basis.

To a lesser extent in all of our business segments, we enter into other types of contracts including service arrangements and non-subscription software and licensing agreements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the client obtains control of the promised services or products.

Contract Assets and Liabilities

Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections.

Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the performance obligations. Contract assets are included in our accounts receivable and are not material as of March 31, 2018.

Contract liabilities consist of advance payments received and billings in excess of revenue recognized. We generally receive up-front payments relating to our consortia studies; we recognize revenue over the life of the study as the testing and analysis results are made available to our consortia members. We record billings in excess of revenue recognized for contracts with a duration less than twelve months as unearned revenue. We classify contract liabilities for contracts with a duration greater than twelve months as current or non-current based on the timing of when we expect to recognize revenue. The current portion of contract liabilities is included in unearned revenue and the non-current portion of contract liabilities is included in long-term

                                                                    Return to Index

contract liabilities in our consolidated balance sheet. The total balance of our contract liabilities at March 31, 2018 and December 31, 2017 were $9.4 million and $6.7 million, respectively.

Disaggregation of Revenue

We contract with clients for service revenue and/or product sales revenue. We present revenue disaggregated by services and product sales in our Consolidated Statements of Operations. For revenue disaggregated by reportable segment, please see Note 15, Segment Reporting.

4. CONTRACT ASSETS AND CONTRACT LIABILITIES

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Contract assets
Current	$414	$325

Contract Liabilities
Current	$3,923	$2,252
Non-current	5,474	4,442

March 31, 2018
Estimate of when contract liabilities will be recognized
within 12 months	$3,923
within 12 to 24 months	4,509
greater than 24 months	965

We did not recognize any impairment losses on our receivables and contract assets for the three months ended March 31, 2018.

5.  DISCONTINUED OPERATIONS

In the first quarter of 2018, in a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which have been part of our Production Enhancement segment. We anticipate the sale of this business line will occur within the next twelve months.

The associated results of operations are separately reported as Discontinued Operations for all periods presented on the Consolidated Statement of Operations. Balance sheet items for this discontinued business have been reclassed to Other current assets and Other current liabilities in the Consolidated Balance Sheet. Cash flows from this discontinued business are shown in the table below. As such, the results from continuing operations for the Company and segment highlights for Production Enhancement, exclude these discontinued operations.

Selected data for this discontinued business consisted of the following (in thousands):

                                                                    Return to Index

	Three Months Ended
	March 31, 2018	March 31, 2017
Service revenue	$476	$334
Sales revenue	530	864
Total revenue	1,006	1,198

Cost of services, exclusive of depreciation expense shown below	561	551
Cost of product sales, exclusive of depreciation expense shown below	822	1,000
Depreciation and Amortization	58	123
Other Expense (Income)	8	(116)
Operating Income	(443)	(360)
Income tax expense	(97)	(50)
Income (loss) from discontinued operations, net of income taxes	$(346)	$(310)

	March 31, 2018	December 31, 2017
Current assets	$1,748	$2,549
Non-current assets	990	1,048
Total assets	$2,738	$3,597

Current liabilities	$500	$221
Non-current liabilities	79	75
Total liabilities	$579	$296

Net cash provided by operating activities of discontinued operations for the three months ended March 31, 2018 was $0.5 million.

6.  LONG-TERM DEBT

We have no capital lease obligations. Long-term debt is as follows (in thousands):

	March 31, 2018	December 31, 2017
Senior notes	$150,000	$150,000
Credit facility	86,000	78,000
Total long-term debt	236,000	228,000
Less: Debt issuance costs	(886)	(1,011)
Long-term debt, net	$235,114	$226,989

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $12.3 million at March 31, 2018, resulting in an available borrowing capacity under the Credit Facility of $301.7 million. In addition to those items under

                                                                    Return to Index

the Credit Facility, we had $13.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2018.

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 13 - Derivative Instruments and Hedging Activities.

The estimated fair value of total debt at March 31, 2018 and December 31, 2017 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

7.  PENSION

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Service cost	$349	$375
Interest cost	300	275
Expected return on plan assets	(259)	(233)
Amortization of prior service cost	(21)	(19)
Amortization of actuarial loss	84	111
Net periodic pension cost	$453	$509

Upon adoption of ASU 2017-07 ("Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost") on January 1, 2018, the components of net periodic benefit cost other than the service cost component are included in the line item "other (income) expense, net" in the income statement. During the three months ended March 31, 2018, we contributed $1.2 million to fund the estimated 2018 premiums on investment contracts held by the Dutch Plan.

8. COMMITMENTS AND CONTINGENCIES

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

                                                                    Return to Index

9.  EQUITY

During the three months ended March 31, 2018, we repurchased 30,298 of our common shares for $3.3 million. These included rights to 10,298 shares valued at $1.1 million that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 35,686 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2018.

In February 2018, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on April 17, 2018, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on April 27, 2018 and payable on May 22, 2018.

The following table summarizes our changes in equity for the three months ended March 31, 2018 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2017	$1,148	$54,463	$173,855	$(8,353)	$(76,269)	$3,888	$148,732
Stock based-awards	—	1,207	—	—	5,084	—	6,291
Repurchase of common shares	—	—	—	—	(3,310)	—	(3,310)
Dividends paid	—	—	(24,322)	—	—	—	(24,322)
Amortization of deferred pension costs, net of tax	—	—	—	48	—	—	48
Interest rate swaps, net of tax	—	—	—	560	—	—	560
Net income	—	—	23,527	—	—	50	23,577

March 31, 2018	$1,148	$55,670	$173,060	$(7,745)	$(74,495)	$3,938	$151,576

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Prior service cost	$525	$541
Unrecognized net actuarial loss	(8,639)	(8,703)
Fair value of derivatives, net of tax	369	(191)
Total accumulated other comprehensive income (loss)	$(7,745)	$(8,353)

                                                                    Return to Index

10.  EARNINGS PER SHARE

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

	Three Months Ended
	March 31,
	2018	2017
Weighted average basic common shares outstanding	44,179	44,159
Effect of dilutive securities:
Performance shares	231	138
Restricted stock	53	50
Weighted average diluted common and potential common shares outstanding	44,463	44,347

11. OTHER (INCOME) EXPENSE, NET

The components of Other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Sale of assets	$(152)	$(179)
Results of non-consolidated subsidiaries	(58)	(79)
Foreign exchange	432	97
Rents and royalties	(94)	(122)
Severance, compensation and other charges	—	1,145
Other, net	(271)	127
Total other (income) expense, net	$(143)	$989

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
(Gains) losses by currency	2018	2017
British Pound	$(128)	$19
Canadian Dollar	115	(19)
Euro	246	103
Other currencies, net	199	(6)
Total (gain) loss, net	$432	$97

12.  INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2018 and 2017 were 18% and 14%, respectively. Income tax expense of $5.3 million in the first quarter of 2018 increased by $2.4 million compared to $2.9 million in the same period in 2017, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates.

                                                                    Return to Index

13.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024. Each swap is measured at fair value and recorded in our Consolidated Balance Sheet as an asset or liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive loss and are recognized in income as an increase to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At March 31, 2018, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $36 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	March 31, 2018	December 31, 2017	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$180	$70	Other long-term assets
10 year interest rate swap	108	(492)	Other long-term assets (liabilities)
	$288	$(422)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended March 31,
	2018	2017	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$8	$59	Increase to interest expense
10 year interest rate swap	56	108	Increase to interest expense
	$64	$167

                                                                    Return to Index

14.  FINANCIAL INSTRUMENTS

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

		Fair Value Measurement at
		March 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$45,527	$—	$45,527	$—
5 year interest rate swap	180	—	180	—
10 year interest rate swap	108	—	108	—
	45,815	—	45,815	—
Liabilities:
Deferred compensation plan	$36,975	$—	$36,975	$—
	$36,975	$—	$36,975	$—

		Fair Value Measurement at
		December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$46,145	$—	$46,145	$—
Liabilities:
Deferred compensation plan	$37,280	$—	$37,280	$—
5 year interest rate swap	(70)	—	(70)	—
10 year interest rate swap	492	—	492	—
	$37,702	$—	$37,702	$—

(1) Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation agreements.

15.  SEGMENT REPORTING

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2018
Revenue from unaffiliated clients	$100,809	$69,209	$—	$170,018
Inter-segment revenue	47	51	(98)	—
Segment operating income (loss)	14,757	17,687	(128)	32,316
Total assets (at end of period)	319,830	217,935	59,375	597,140
Capital expenditures	2,181	1,847	415	4,443
Depreciation and amortization	4,248	1,002	568	5,818
Three Months Ended March 31, 2017
Revenue from unaffiliated clients	$104,895	$51,714	$—	$156,609
Inter-segment revenue	174	201	(375)	—
Segment operating income (loss)	15,940	7,755	(156)	23,539
Total assets (at end of period)	320,543	196,298	63,575	580,416
Capital expenditures	2,577	3,020	852	6,449
Depreciation and amortization	4,620	1,164	520	6,304
(1) "Corporate & Other" represents those items that are not directly related to a particular segment, eliminations and the assets and liabilities of discontinued operations.

16.  RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in 2018

In May 2014, the FASB issued ASU 2014-09 ("Revenue from Contracts with Customers"), which provides guidance on revenue recognition. The core principle of this guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance requires entities to apply a five-step method to (1) identify the contract(s) with customers; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. We adopted this standard and all related amendments on January 1, 2018. The adoption of this standard did not result in any material changes to our revenue recognition policies and procedures nor to our financial statements. Upon adoption we used the modified retrospective approach; this approach resulted in no cumulative adjustment to retained earnings or net income and no adjustments to prior periods.

In March 2017, the FASB issued ASU 2017-07 ("Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"), which requires that an employer report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this standard on January 1, 2018. We used the practical expedient method which allows us to use the amounts disclosed in our pension footnote for the three month period ended March 31, 2017 as the estimation basis for applying the retrospective presentation requirements. The adoption of this standard did not result in any material changes to our consolidated financial statements.

Pronouncements Not Yet Effective

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

                                                                    Return to Index

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

In February 2018, the FASB issued ASU 2018-02 ("Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income"), which provides companies with an option to reclassify stranded tax effects resulting from enactment of the Tax Cuts and Jobs Act ("TCJA") from accumulated other comprehensive income to retained earnings. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, and would be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the tax rate as a result of TCJA is recognized. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2018 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report").

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

We operate our business in two reportable segments: Reservoir Description and Production Enhancement. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2017 Annual Report and in Part II of this Quarterly Report, as well as the other reports filed by us with the Securities and Exchange Commission ("SEC").

Outlook

                                                                    Return to Index

As part of our long-term growth strategy, we continue our efforts to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines subject to client demand and market conditions. We believe our market presence provides us a unique opportunity to service clients who have global operations whether they are international oil companies, national oil companies, or independent oil companies.

We are encouraged by the increased focus of our major clients regarding capital management, return on invested capital “ROIC”, free cash flow, and returning capital back to their shareholders, as opposed to just production growth at any cost. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core’s worldwide client base. We expect to benefit from our clients’ shift in focus from strictly production growth to employing higher technological solutions in their efforts to maximize economic production growth and estimated ultimate recovery ("EUR").

Crude oil prices, although still volatile, began to improve during the second half of 2016 and continued to strengthen during 2017, especially during the second half of 2017. On average, pricing for crude oil improved over 16% for 2017 over 2016, which resulted in much improved levels of land-based activity associated with the exploitation and production of oil in the United States. Crude oil prices have continued to improve during 2018.

North America completion activity levels continued to expand in the first quarter of 2018. According to Baker Hughes, the U.S. land-based rig count at March 31, 2018 was 31% higher than at the beginning of 2017. We believe this increase is in response to the improved pricing of crude oil as the average price of crude oil for the three months ended March 31, 2018 was approximately $66.95 per barrel while the average price of crude oil for same period in 2017 was approximately $51.37 per barrel. We expect the average second quarter 2018 U.S. rig count to be similar to first quarter of 2018 levels, with completion activity levels showing modest growth. Core Lab believes the U.S. completion growth rate will moderate until logistical bottlenecks are resolved (e.g. for the industry to hire and train new frac crews, acquire and/or update pressure pumping equipment, and supply chain logistics). In addition, an emerging trend to larger pad drilling sites, increasing up to 24 wells, will create an increase in drilled but uncompleted wells over the next several quarters. Combined, these issues could impact the rate of revenue growth opportunity for any company that is reliant on completions as a catalyst for growth.

Additionally, renewed investment at a global level is critical in order to meet future supply needs. Oil company recognition of the need for investment is evidenced by the approximately 25 - 30 final investment decision ("FIDs") estimated to be announced in 2018, with six already announced year-to-date. These FIDs would follow the more than 20 FIDs announced in 2017.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended March 31,				Change
	2018		2017		$	%
REVENUE:
Services	$119,786	70%	$120,602	77%	$(816)	(1)%
Product sales	50,232	30%	36,007	23%	14,225	40%
Total revenue	170,018	100%	156,609	100%	13,409	9%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	83,288	70%	83,050	69%	238	—%
Cost of product sales, exclusive of depreciation expense shown below*	36,030	72%	29,971	83%	6,059	20%
Total cost of services and product sales	119,318	70%	113,021	72%	6,297	6%
General and administrative expense	12,709	7%	12,756	8%	(47)	—%
Depreciation and amortization	5,818	3%	6,304	4%	(486)	(8)%
Other (income) expense, net	(143)	—%	989	1%	(1,132)	NM
Operating income	32,316	19%	23,539	15%	8,777	37%
Interest expense	3,120	2%	2,618	2%	502	19%
Income before income tax expense	29,196	17%	20,921	13%	8,275	40%
Income tax expense	5,273	3%	2,929	1%	2,344	80%
Income from continuing operations	23,923	14%	17,992	11%	5,931	33%
Income (loss) from discontinued operations, net of tax	(346)	—%	(310)	—%	(36)	(12)%
Net Income	23,577	14%	17,682	11%	5,895	33%
Net income (loss) attributable to non-controlling interest	50	—%	24	—%	26	NM
Net income attributable to Core Laboratories N.V.	$23,527	14%	$17,658	11%	$5,869	33%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Three Months Ended				Change
	Mar 31, 2018		Dec 31, 2017		$	%
REVENUE:
Services	$119,786	70%	$125,437	74%	$(5,651)	(5)%
Product sales	50,232	30%	44,674	26%	5,558	12%
Total revenue	170,018	100%	170,111	100%	(93)	—%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	83,288	70%	85,713	68%	(2,425)	(3)%
Cost of product sales, exclusive of depreciation expense shown below*	36,030	72%	34,229	77%	1,801	5%
Total cost of services and product sales	119,318	70%	119,942	71%	(624)	(1)%
General and administrative expense	12,709	7%	11,994	7%	715	6%
Depreciation and amortization	5,818	3%	6,038	4%	(220)	(4)%
Other (income) expense, net	(143)	—%	(269)	—%	126	NM
Operating income	32,316	19%	32,406	19%	(90)	—%
Interest expense	3,120	2%	2,717	2%	403	15%
Income before income tax expense	29,196	17%	29,689	17%	(493)	(2)%
Income tax expense	5,273	3%	8,017	5%	(2,744)	(34)%
Income from continuing operations	23,923	14%	21,672	13%	2,251	10%
Income (loss) from discontinued operations	(346)	—%	(20)	—%	(326)	NM
Net income	23,577	14%	21,652	13%	1,925	9%
Net income (loss) attributable to non-controlling interest	50	—%	(39)	—%	89	NM
Net income attributable to Core Laboratories N.V.	$23,527	14%	$21,691	13%	$1,836	8%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended March 31, 2018 Compared to the Three Months Ended December 31, 2017 and March 31, 2017

Services Revenue

Services revenue decreased 5% sequentially to $119.8 million for the first quarter of 2018 from $125.4 million for the fourth quarter of 2017, which is primarily attributable to normal seasonal patterns for many of our multi-national and national oil company clients. Services revenue of $119.8 million in the first quarter of 2018 decreased slightly year-over-year from $120.6 million. This decrease was mainly driven by lower activity in international and offshore activities.We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations such as offshore South America, and the Middle East, including Kuwait and the United Arab Emirates. Additionally, we have client interest in our existing multi-client reservoir studies such as the Tight Oil Reservoirs of the Midland Basin study and the Deepwater Gulf of Mexico - Phase II as well as several major enhanced oil recovery ("EOR") projects for unconventional reservoirs such as the newly initiated Unconventional EOR in the Eagle Ford Formation and similar EOR joint industry projects for tight-oil developments in other basins.

                                                                    Return to Index

Product Sales Revenue

Revenue associated with product sales increased 12% sequentially to $50.2 million for the first quarter of 2018 from $44.7 million for the fourth quarter of 2017 and increased 40% year-over-year from $36.0 million in the first quarter of 2017. Our product sales revenue is primarily driven by completions of wells in the North American market and, more specifically, the activity associated with the completion of each stage in a wellbore. We continue to benefit from increasing completion activity in the U.S. and our clients' acceptance of new products which were led by our newly introduced HERO® PerFRAC technology.

Cost of Services, excluding depreciation

Cost of services expressed as a percentage of services revenue remained relatively consistent at 70% for the three months ended March 31, 2018, compared to 68% and 69% each for the three months ended December 31, 2017 and March 31, 2017, respectively. Cost of services expressed as a percentage of services revenue is primarily reflective of how our fixed cost structure is being absorbed by revenue.

Cost of Product Sales, excluding depreciation

Cost of product sales expressed as a percentage of product sales revenue improved to 72% for the three months ended March 31, 2018, compared to 77% and 83% for the three months ended December 31, 2017 and March 31, 2017, respectively. The improvement in cost of product sales as a percentage of product sales revenue was primarily due to the improved absorption rates of our fixed costs.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended March 31, 2018 was $12.7 million compared to $12.0 million and $12.8 million for the three months ended December 31, 2017 and March 31, 2017, respectively.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2018 was $5.8 million compared to $6.0 million and $6.3 million for the three months ended December 31, 2017 and March 31, 2017, respectively. Reduced capital expenditures during 2017 in response to the industry downturn led to lower depreciation expense in the fourth quarter of 2017 and further reduction in the first quarter of 2018.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Sale of assets	$(152)	$(179)
Results of non-consolidated subsidiaries	(58)	(79)
Foreign exchange	432	97
Rents and royalties	(94)	(122)
Severance, compensation and other charges	—	1,145
Other, net	(271)	127
Total other (income) expense, net	$(143)	$989

                                                                    Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2018	2017
British Pound	$(128)	$19
Canadian Dollar	115	(19)
Euro	246	103
Other currencies, net	199	(6)
Total (gain) loss, net	$432	$97

Interest Expense

Interest expense for the three months ended March 31, 2018 was $3.1 million compared to $2.7 million and $2.6 million for the three months ended December 31, 2017 and March 31, 2017, respectively.

Income Tax Expense

The effective tax rates for the three months ended March 31, 2018 was 18% compared to 27% and 14% for the three months ended December 31, 2017 and March 31, 2017, respectively. Income tax expense was $5.3 million in the first quarter of 2018 compared to $8.0 million and $2.9 million for the three months ended December 31, 2017 and March 31, 2017, respectively, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act”) was signed into law reducing the U.S. corporate income tax rate to 21%, effective January 1, 2018. The Tax Act included changes to tax laws which will have an impact on income tax related to our U.S. operations. The Internal Revenue Service ("IRS") has 18 months from the date of enactment to issue final regulations with regard to the Tax Act. Provisions within the new law have been included in our estimate of the annual effective tax rate used in determining income tax expense.  We expect to refine the current year income tax estimate for the new tax law throughout the year as regulations are issued by the IRS. Among the items included within the Tax Act that have the largest impact to Core Lab are the foreign derived intangible income deduction and 100% fixed asset expensing. We have analyzed other provisions of the Tax Act and determined there are no other material impacts to the current year income tax estimate.

Discontinued Operations

In the first quarter of 2018, in a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which have been part of our Production Enhancement segment. We anticipate the sale of this business line will occur within the next twelve months.

See Note 5 Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by segment (in thousands):

                                                                    Return to Index

	Three Months Ended March 31,		2018 / 2017		Three Months Ended December 31,	Q1 / Q4
	2018	2017	$ Change	% Change	2017	$ Change	% Change
Revenue:
Reservoir Description	$100,809	$104,895	$(4,086)	(4)%	$104,571	$(3,762)	(4)%
Production Enhancement	69,209	51,714	17,495	34%	65,540	3,669	6%
Consolidated	$170,018	$156,609	$13,409	9%	$170,111	$(93)	—%
Operating income (loss):
Reservoir Description	$14,757	$15,940	$(1,183)	(7)%	$17,269	$(2,512)	(15)%
Production Enhancement	17,687	7,755	9,932	128%	15,357	2,330	15%
Corporate and Other[1]	(128)	(156)	28	NM	(220)	92	NM
Consolidated	$32,316	$23,539	$8,777	37%	$32,406	$(90)	—%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment decreased 4% sequentially and year-over-year to $100.8 million from $104.6 million and $104.9 million in the fourth and first quarters of 2017, respectively. The decrease in revenue is primarily attributable to the industry's decrease of investment in international and offshore projects, however, we believe this investment activity has shown sign of improvement which we anticipate will continue in the second half of 2018. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations such as offshore South America, and the Middle East, including Kuwait and the United Arab Emirates. During the first quarter of 2018, Core provided its clients with onsite sample collection services and pressure-volume-temperature ("PVT") laboratory measurements that allowed clients to calculate the economic value of their reservoirs under primary production.  Furthermore, these data form the criteria necessary to determine when secondary, and possibly tertiary, recovery techniques might best be applied to optimize the EUR from these reservoirs.  New fluid phase behavior projects were initiated in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations.  In addition to these PVT services, Core Lab performed customized reservoir condition EOR studies. These include the determination of minimum miscibility pressures, physical measurements of crude oil properties following gas injection and thermodynamic testing for reservoir simulation models.  These test results allow Core’s clients to calculate the economic viability of miscible tertiary recovery processes, which could extend reservoir life and improve incremental hydrocarbon production.

Operating income was $14.8 million in the first quarter of 2018, a decrease of 15% sequentially compared to $17.3 million in the fourth quarter of 2017 and a decrease of 7% year-over-year compared to $15.9 million in the first quarter of 2017. These decreases were primarily due to lower activity levels during the first quarter of 2018 compared to the prior periods.

Operating margins were over 15% in the first quarter of 2018, a decrease from 17% in the fourth quarter of 2017 and level with 15% in the first quarter of 2017.

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on North American unconventional reservoirs and complex completions and stimulations, was $69.2 million in the first quarter of 2018, an increase of 6% sequentially from $65.5 million in the fourth quarter of 2017 and an increase of 34% year-over-year from $51.7 million in the first quarter of 2017. Our clients continue to seek technological solutions for increasing daily production and estimated ultimate recoveries from their reservoirs. We continue to benefit from the increasing completion activity in the U.S. and our clients' acceptance of new services and products which were led by our newly introduced FLOWPROFILER EDSTM and HERO® PerFRAC technologies.

                                                                    Return to Index

Operating income in the first quarter of 2018 was $17.7 million, an increase from $15.4 million, or 15%, in the fourth quarter of 2017 and an increase from $7.8 million, or 128%, in the first quarter of 2017. The increased profitability is due to increased demand for our higher margin services and products and impact of higher revenue on our fixed-cost structure.

Operating margins were 26% in the first quarter of 2018, up from 23% in the fourth quarter of 2017 and 15% in the first quarter of 2017 as we benefited from increased activity, increased demand for higher margin services and products and realized improved absorption rates of our fixed costs across higher revenue.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures, our dividend and share repurchase program. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2018, $10.9 million of our $13.2 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

	Three Months Ended March 31,		2018 / 2017
	2018	2017	% Change
Cash flows provided by/(used in):
Operating activities	$23,093	$29,761	(22)%
Investing activities	(4,617)	(6,626)	(30)%
Financing activities	(19,632)	(23,557)	(17)%
Net change in cash and cash equivalents	$(1,156)	$(422)	174%

Cash flows provided by operating activities for the first three months of 2018 compared to the same period in 2017 decreased primarily due to changes in working capital.

The decrease in cash flows used in investing activities during the first three months of 2018 compared to the same period in 2017 was primarily attributable to a reduction in capital expenditures in 2018.

Cash flows used in financing activities decreased for the first three months of 2018 compared to the same period in 2017. During the first three months of 2018, we increased our debt by $8.0 million, as compared to increasing it by $2 million during the first three months of 2017. In the first three months of 2018, we repurchased 30,298 shares of our common stock for an aggregate purchase price of $3.3 million compared to the repurchase of 10,752 shares for an aggregate purchase price of $1.3 million during the same period in 2017.

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

                                                                    Return to Index

	Three Months Ended March 31,		2018 / 2017
	2018	2017	% Change
Free cash flow calculation:
Net cash provided by operating activities	$23,093	$29,761	(22)%
Less: cash paid for capital expenditures	4,443	6,449	(31)%
Free cash flow	$18,650	$23,312	(20)%

The decrease in free cash flow for the first three months of 2018 compared to the same period in 2017 was primarily due to changes in working capital.

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

We maintain a revolving credit facility ("Credit Facility") that allows for an aggregate borrowing capacity of $400 million. The Credit Facility also provides an option to increase the commitment under the Credit Facility by an additional $50 million to bring the total borrowings available to $450 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.25% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due August 29, 2019, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $12.3 million at March 31, 2018, resulting in an available borrowing capacity under the Credit Facility of $301.7 million. In addition to those items under the Credit Facility, we had $13.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2018.

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 13 - Derivative Instruments and Hedging Activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2017 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2017 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period

                                                                    Return to Index

covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2018 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2017 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
January 1 - 31, 2018 (1)	—	$—	—	3,867,578
February 1 - 28, 2018 (1)	20,032	111.88	20,000	3,847,676
March 1 - 31, 2018 (1)	10,266	104.14	—	3,872,966
Total	30,298	$109.26	20,000

(1) During the quarter 10,298 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3) We distributed 35,686 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2018.

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

CORE LABORATORIES N.V.

Date:	April 27, 2018	By:	/s/ Richard L. Bergmark
Richard L. Bergmark
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index