Form 10-Q
period 2018-06-30
CORE LABORATORIES N V
filed 2018-07-27
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 25, 2018 was 44,212,840.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,021	$14,400
Accounts receivable, net of allowance for doubtful accounts of $2,474 and $2,590 at 2018 and 2017, respectively	136,148	133,097
Inventories	39,855	33,317
Prepaid expenses	13,967	12,592
Income taxes receivable	11,899	7,508
Other current assets	10,772	6,513
TOTAL CURRENT ASSETS	225,662	207,427
PROPERTY, PLANT AND EQUIPMENT, net	122,787	123,098
INTANGIBLES, net	9,786	9,396
GOODWILL	178,129	179,044
DEFERRED TAX ASSETS	11,498	10,719
OTHER ASSETS	56,882	55,128
TOTAL ASSETS	$604,744	$584,812
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$45,278	$41,697
Accrued payroll and related costs	21,427	28,887
Taxes other than payroll and income	6,986	7,313
Unearned revenue	12,608	12,627
Income taxes payable	1,167	825
Other current liabilities	13,125	9,227
TOTAL CURRENT LIABILITIES	100,591	100,576
LONG-TERM DEBT, net	241,687	226,989
CONTRACT LIABILITIES	4,664	4,442
DEFERRED COMPENSATION	54,634	52,786
DEFERRED TAX LIABILITIES	6,471	5,323
OTHER LONG-TERM LIABILITIES	38,923	45,964
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,203,536 outstanding at 2018 and 44,796,252 issued and 44,184,205 outstanding at 2017	1,148	1,148
Additional paid-in capital	58,927	54,463
Retained earnings	173,499	173,855
Accumulated other comprehensive income (loss)	(7,490)	(8,353)
Treasury shares (at cost), 592,716 at 2018 and 612,047 at 2017	(72,301)	(76,269)
Total Core Laboratories N.V. shareholders' equity	153,783	144,844
Non-controlling interest	3,991	3,888
TOTAL EQUITY	157,774	148,732
TOTAL LIABILITIES AND EQUITY	$604,744	$584,812

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	June 30,
	2018	2017
	(Unaudited)
REVENUE:
Services	$122,094	$116,940
Product sales	53,381	41,272
Total revenue	175,475	158,212
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	86,759	80,368
Cost of product sales, exclusive of depreciation expense shown below	37,014	33,267
General and administrative expense, exclusive of depreciation expense shown below	12,202	11,100
Depreciation	5,628	5,979
Amortization	240	209
Other (income) expense, net	183	(66)
OPERATING INCOME	33,449	27,355
Interest expense	3,296	2,692
Income from continuing operations before income tax expense	30,153	24,663
Income tax expense	5,020	3,709
Income from continuing operations	25,133	20,954
Income (loss) from discontinued operations, net of income taxes	(328)	1,755
Net Income	24,805	22,709
Net income attributable to non-controlling interest	53	19
Net income attributable to Core Laboratories N.V.	$24,752	$22,690
EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$0.57	$0.47
Basic earnings (loss) per share from discontinued operations	$(0.01)	$0.04
Basic earnings per share attributable to Core Laboratories N.V.	$0.56	$0.51

Diluted earnings per share from continuing operations	$0.57	$0.47
Diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.04
Diluted earnings per share attributable to Core Laboratories N.V.	$0.56	$0.51

Cash dividends per share	$0.55	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,203	44,164
Diluted	44,493	44,374

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
REVENUE:
Services	$241,880	$237,542
Product sales	103,613	77,279
Total revenue	345,493	314,821
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	170,047	163,642
Cost of product sales, exclusive of depreciation expense shown below	73,044	63,013
General and administrative expense, exclusive of depreciation expense shown below	24,911	23,856
Depreciation	11,210	12,059
Amortization	476	434
Other (income) expense, net	40	923
OPERATING INCOME	65,765	50,894
Interest expense	6,416	5,310
Income from continuing operations before income tax expense	59,349	45,584
Income tax expense	10,293	6,638
Income from continuing operations	49,056	38,946
Income (loss) from discontinued operations, net of income taxes	(674)	1,445
Net Income	48,382	40,391
Net income attributable to non-controlling interest	103	43
Net income attributable to Core Laboratories N.V.	$48,279	$40,348
EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$1.11	$0.88
Basic earnings (loss) per share from discontinued operations	$(0.02)	$0.03
Basic earnings per share attributable to Core Laboratories N.V.	$1.09	$0.91

Diluted earnings per share from continuing operations	$1.10	$0.88
Diluted earnings (loss) per share from discontinued operations	$(0.02)	$0.03
Diluted earnings per share attributable to Core Laboratories N.V.	$1.08	$0.91

Cash dividends per share	$1.10	$1.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,191	44,162
Diluted	44,515	44,360

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$24,805	$22,709	$48,382	$40,391

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	235	(278)	881	(197)
Interest rate swap amounts reclassified to interest expense	25	140	89	307
Income taxes on derivatives	(54)	48	(204)	(39)
Total derivatives	206	(90)	766	71

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	(18)	(19)	(39)	(38)
Amortization to net income of actuarial loss	84	110	168	220
Income taxes on pension and other postretirement benefit plans	(17)	(22)	(32)	(46)
Total pension and other postretirement benefit plans	49	69	97	136

Total other comprehensive income (loss)	255	(21)	863	207
Comprehensive income	25,060	22,688	49,245	40,598
Comprehensive income attributable to non-controlling interest	53	19	103	43
Comprehensive income attributable to Core Laboratories N.V.	$25,007	$22,669	$49,142	$40,555

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$49,056	$38,946
Income (loss) from discontinued operations, net of tax	(674)	1,445
Net income	48,382	40,391
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	12,392	11,563
Depreciation and amortization	11,686	12,493
Changes to value of life insurance policies	(1,426)	(48)
Deferred income taxes	397	6,766
Other non-cash items	494	(325)
Changes in assets and liabilities:
Accounts receivable	(5,425)	(14,527)
Inventories	(7,113)	(1,926)
Prepaid expenses and other current assets	(4,067)	(3,675)
Other assets	457	(1,083)
Accounts payable	3,440	8,443
Accrued expenses	(5,830)	(12,459)
Unearned revenues	203	1,356
Other long-term liabilities	(3,507)	1,507
Net cash provided by operating activities	50,083	48,476
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,915)	(9,362)
Patents and other intangibles	(878)	(203)
Proceeds from sale of assets	199	511
Premiums on life insurance	(720)	(863)
Net cash used in investing activities	(13,314)	(9,917)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(57,000)	(67,000)
Proceeds from debt borrowings	73,000	84,000
Debt financing costs	(1,553)	—
Non-controlling interest - dividend	—	(27)
Dividends paid	(48,635)	(48,590)
Repurchase of common shares	(3,960)	(7,388)
Net cash used in financing activities	(38,148)	(39,005)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,379)	(446)
CASH AND CASH EQUIVALENTS, beginning of period	14,400	14,764
CASH AND CASH EQUIVALENTS, end of period	$13,021	$14,318

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2017.

2.  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Finished goods	$25,200	$21,668
Parts and materials	11,476	10,613
Work in progress	3,179	1,036
Total inventories	$39,855	$33,317

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

                                                                    Return to Index

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 1: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2017. Significant changes to our accounting policies as a result of adopting Topic 606 - Revenue From Contracts with Customers are discussed below:

Revenue Recognition

All of our revenue is derived from contracts with clients and is reported as revenue in the Consolidated Statements of Operations. Our contracts generally include standard commercial payment terms generally acceptable in each region, and do not include financing with extended payment terms. We have no significant obligations for refunds, warranties, or similar obligations. Our revenue does not include taxes collected from our customers. In certain circumstances we apply the guidance in Accounting Standards Codification Topic 606 - Revenue From Contracts with Customers ("Topic 606") to a portfolio of contracts with similar characteristics. We use estimates and assumptions when accounting for a portfolio that reflect the size and composition of the portfolio of contracts.

A performance obligation is a promise in a contract to transfer a distinct service or good to a client, and is the unit of account under Topic 606. We have contracts with two general groups of performance obligations: those that require us to perform analysis and/or diagnostic tests in our laboratory or at the client's wellsite and those from the sale of tools, diagnostic and equipment products and related services. We recognize revenue at an amount that reflects the consideration expected to be received in exchange for such services or goods as described below by applying the five-step method to: (1) identify the contract(s) with clients; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) we satisfy the performance obligation(s).

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

Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the performance obligations. Contract assets are included in our accounts receivable and are not material as of June 30, 2018.

Contract liabilities consist of advance payments received and billings in excess of revenue recognized. We generally receive up-front payments relating to our consortia studies; we recognize revenue over the life of the study as the testing and analysis results are made available to our consortia members. We record billings in excess of revenue recognized for contracts with a duration less than twelve months as unearned revenue. We classify contract liabilities for contracts with a duration greater than twelve months as current or non-current based on the timing of when we expect to recognize revenue. The current portion of contract liabilities is included in unearned revenue and the non-current portion of contract liabilities is included in long-term

                                                                    Return to Index

contract liabilities in our consolidated balance sheet. The total balance of our contract liabilities at June 30, 2018 and December 31, 2017 was $9.2 million and $6.7 million, respectively.

Disaggregation of Revenue

We contract with clients for service revenue and/or product sales revenue. We present revenue disaggregated by services and product sales in our Consolidated Statements of Operations. For revenue disaggregated by reportable segment, please see Note 15, Segment Reporting.

4. CONTRACT ASSETS AND CONTRACT LIABILITIES

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Contract assets
Current	$673	$325

Contract Liabilities
Current	$4,538	$2,252
Non-current	4,664	4,442
	$9,202	$6,694

June 30, 2018
Estimate of when contract liabilities will be recognized
within 12 months	$4,538
within 12 to 24 months	3,988
greater than 24 months	676

We did not recognize any impairment losses on our receivables and contract assets for the three and six months ended June 30, 2018.

5.  DISCONTINUED OPERATIONS

In the first quarter of 2018, in a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment. We anticipate the sale of this business line will occur by the end of the first quarter of 2019.

The associated results of operations are separately reported as Discontinued Operations for all periods presented on the Consolidated Statements of Operations. Balance sheet items for this discontinued business, including an allocation of goodwill from the Production Enhancement segment, have been reclassified to Other current assets and Other current liabilities in the Consolidated Balance Sheet. Cash flows from this discontinued business are shown in the table below. As such, the results from continuing operations for the Company and segment highlights for Production Enhancement, exclude these discontinued operations.

                                                                    Return to Index

Selected data for this discontinued business consisted of the following (in thousands):

	Three Months Ended
	June 30, 2018	June 30, 2017
Service revenue	$427	$299
Sales revenue	1,179	5,392
Total revenue	1,606	5,691

Cost of services, exclusive of depreciation expense shown below	309	63
Cost of product sales, exclusive of depreciation expense shown below	1,361	3,420
Depreciation and Amortization	44	114
Other Expense	14	42
Operating Income (Loss)	(122)	2,052
Income tax expense (benefit)	206	297
Income (loss) from discontinued operations, net of income taxes	$(328)	$1,755

	Six Months Ended
	June 30, 2018	June 30, 2017
Service revenue	$902	$633
Sales revenue	1,710	6,256
Total revenue	2,612	6,889

Cost of services, exclusive of depreciation expense shown below	874	390
Cost of product sales, exclusive of depreciation expense shown below	2,180	4,645
Depreciation and Amortization	102	236
Other Expense (income)	22	(74)
Operating Income (loss)	(566)	1,692
Income tax expense (benefit)	108	247
Income (loss) from discontinued operations, net of income taxes	$(674)	$1,445

	June 30, 2018	December 31, 2017
Current assets	$2,529	$2,549
Non-current assets	1,861	1,048
Total assets	$4,390	$3,597

Current liabilities	$840	$221
Non-current liabilities	75	75
Total liabilities	$915	$296

Net cash provided by (used in) operating activities of discontinued operations for the three and six months ended June 30, 2018 was $(0.4) million and $0.1 million, respectively.

                                                                    Return to Index

6.  LONG-TERM DEBT

We have no capital lease obligations. Long-term debt is as follows (in thousands):

	June 30, 2018	December 31, 2017
Senior notes	$150,000	$150,000
Credit facility	94,000	78,000
Total long-term debt	244,000	228,000
Less: Debt issuance costs	(2,313)	(1,011)
Long-term debt, net	$241,687	$226,989

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

On June 19, 2018, we entered into an agreement to amend our revolving credit facility ("Credit Facility"). To appropriately size the facility, the aggregate borrowing commitment has been reduced from $400 million to $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $12.8 million at June 30, 2018, resulting in an available borrowing capacity under the Credit Facility of $193.2 million. In addition to those items under the Credit Facility, we had $13.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2018.

The terms of the Credit Facility, which remained substantially the same, and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (consolidated EBITDA divided by interest expense) and a leverage ratio (consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 2.5 to 1.0. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 13 - Derivative Instruments and Hedging Activities.

The estimated fair value of total debt at June 30, 2018 and December 31, 2017 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

7.  PENSION

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Service cost	$392	$366	$741	$741
Interest cost	336	268	636	543
Expected return on plan assets	(290)	(228)	(549)	(460)
Amortization of prior service cost	(18)	(19)	(39)	(38)
Amortization of actuarial loss	84	110	168	220
Net periodic pension cost	$504	$497	$957	$1,006

Upon adoption of ASU 2017-07 ("Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost") on January 1, 2018, the service cost component of net periodic pension cost is included in cost of sales and cost of services; the interest cost component of net periodic pension cost is included in the line item "interest expense" in the income statement and all other components of net periodic pension cost are included in the line item "other (income) expense, net" in the income statement. During the six months ended June 30, 2018, we contributed $1.4 million to fund the estimated 2018 premiums on investment contracts held by the Dutch Plan.

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

9.  EQUITY

During the three and six months ended June 30, 2018, we repurchased 5,960 and 36,258 of our common shares for $0.6 million and $4.0 million, respectively. These included rights to 5,960 and 16,258 shares valued at $0.6 million and $1.7 million, respectively, that were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 19,903 and 55,589 treasury shares upon vesting of stock-based awards during the three and six months ended June 30, 2018, respectively.

In February and May 2018, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on July 13, 2018, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on July 23, 2018 and payable on August 13, 2018.

                                                                    Return to Index

The following table summarizes our changes in equity for the six months ended June 30, 2018 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2017	$1,148	$54,463	$173,855	$(8,353)	$(76,269)	$3,888	$148,732
Stock based-awards	—	4,464	—	—	7,928	—	12,392
Repurchase of common shares	—	—	—	—	(3,960)	—	(3,960)
Dividends paid	—	—	(48,635)	—	—	—	(48,635)
Amortization of deferred pension costs, net of tax	—	—	—	97	—	—	97
Interest rate swaps, net of tax	—	—	—	766	—	—	766
Net income	—	—	48,279	—	—	103	48,382

June 30, 2018	$1,148	$58,927	$173,499	$(7,490)	$(72,301)	$3,991	$157,774

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Prior service cost	$512	$541
Unrecognized net actuarial loss	(8,577)	(8,703)
Fair value of derivatives, net of tax	575	(191)
Total accumulated other comprehensive income (loss)	$(7,490)	$(8,353)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average basic common shares outstanding	44,203	44,164	44,191	44,162
Effect of dilutive securities:
Performance shares	205	148	255	143
Restricted stock	85	62	69	55
Weighted average diluted common and potential common shares outstanding	44,493	44,374	44,515	44,360

                                                                    Return to Index

11. OTHER (INCOME) EXPENSE, NET

The components of Other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sale of assets	$81	$(123)	$(508)	$(302)
Results of non-consolidated subsidiaries	(11)	(96)	(69)	(175)
Foreign exchange	654	358	1,086	455
Rents and royalties	(141)	(109)	(236)	(231)
Return on pension assets and other pension costs	(224)	(137)	(420)	(278)
Severance, compensation and other charges	—	—	—	1,145
Other, net	(176)	41	187	309
Total other (income) expense, net	$183	$(66)	$40	$923

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Gains) losses by currency	2018	2017	2018	2017
Angolan Kwanza	$57	$(4)	$161	$(3)
Australian Dollar	32	18	110	13
British Pound	104	(74)	(23)	(55)
Canadian Dollar	243	(58)	357	(77)
Euro	(259)	732	(16)	835
Indonesian Rupiah	142	5	178	(25)
Other currencies, net	335	(261)	319	(233)
Total loss, net	$654	$358	$1,086	$455

12.  INCOME TAX EXPENSE

The effective tax rates for the three months ended June 30, 2018 and 2017 were 16.6% and 15.0%, respectively, and for the six months ended June 30, 2018 and 2017 were 17.3% and 14.6%, respectively. Income tax expense of $5.0 million in the second quarter of 2018 increased by $1.3 million compared to $3.7 million in the same period in 2017, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates.

13.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

Interest Rate Risk

Our Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. As a result of two interest rate swap agreements, we are subject to interest rate risk on debt in excess of $50 million drawn on our Credit Facility.

                                                                    Return to Index

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.73% through August 29, 2019, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024. Each swap is measured at fair value and recorded in our Consolidated Balance Sheet as an asset or liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive gain (loss) and are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At June 30, 2018, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $44 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	June 30, 2018	December 31, 2017	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$205	$70	Other long-term assets
10 year interest rate swap	344	(492)	Other long-term assets (liabilities)
	$549	$(422)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(12)	$46	$(4)	$105	Increase (decrease) to interest expense
10 year interest rate swap	37	94	93	202	Increase to interest expense
	$25	$140	$89	$307

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

		Fair Value Measurement at
		June 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$47,327	$—	$47,327	$—
5 year interest rate swap	205	—	205	—
10 year interest rate swap	344	—	344	—
	47,876	—	47,876	—
Liabilities:
Deferred compensation plan	$38,583	$—	$38,583	$—
	$38,583	$—	$38,583	$—

		Fair Value Measurement at
		December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$46,145	$—	$46,145	$—
5 year interest rate swap	70	—	70	—
	$46,215	$—	$46,215	$—
Liabilities:
Deferred compensation plan	$37,280	$—	$37,280	$—
10 year interest rate swap	492	—	492	—
	$37,772	$—	$37,772	$—

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three Months Ended June 30, 2018
Revenue from unaffiliated clients	$102,107	$73,368	$—	$175,475
Inter-segment revenue	73	101	(174)	—
Segment operating income	14,760	18,427	262	33,449
Total assets (at end of period)	319,122	218,011	67,611	604,744
Capital expenditures	5,384	1,938	150	7,472
Depreciation and amortization	4,290	1,006	572	5,868
Three Months Ended June 30, 2017
Revenue from unaffiliated clients	$104,313	$53,899	$—	$158,212
Inter-segment revenue	47	249	(296)	—
Segment operating income (loss)	18,670	8,713	(28)	27,355
Total assets (at end of period)	319,433	200,583	63,742	583,758
Capital expenditures	2,098	769	46	2,913
Depreciation and amortization	4,528	1,142	518	6,188

Six Months Ended June 30, 2018
Revenue from unaffiliated clients	$202,916	$142,577	$—	$345,493
Inter-segment revenue	120	152	(272)	—
Segment operating income	29,517	36,114	134	65,765
Total assets	319,122	218,011	67,611	604,744
Capital expenditures	7,565	3,785	565	11,915
Depreciation and amortization	8,537	2,008	1,141	11,686
Six Months Ended June 30, 2017
Revenue from unaffiliated clients	$209,208	$105,613	$—	$314,821
Inter-segment revenue	221	450	(671)	—
Segment operating income (loss)	34,610	17,150	(866)	50,894
Total assets	319,433	200,583	63,742	583,758
Capital expenditures	4,675	3,789	898	9,362
Depreciation and amortization	9,148	2,306	1,039	12,493
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

                                                                    Return to Index

In March 2017, the FASB issued ASU 2017-07 ("Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"), which requires that an employer report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this standard on January 1, 2018. We used the practical expedient method which allows us to use the amounts disclosed in our pension footnote for the three and six months ended June 30, 2017 as the estimation basis for applying the retrospective presentation requirements. The adoption of this standard did not result in any material changes to our consolidated financial statements.

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

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2018 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report").

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

We are encouraged by the increased focus of our major clients regarding capital management, return on invested capital (“ROIC”), free cash flow, and returning capital back to their shareholders, as opposed to a focus on production growth at any cost. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core’s worldwide client base. We expect to benefit from our clients’ shift in focus from strictly production growth to employing higher technological solutions in their efforts to maximize economic production growth and estimated ultimate recovery ("EUR").

Crude oil prices began to recover and become more stable during 2017, especially during the second half of 2017. On average, pricing for crude oil improved over 16% for 2017 when compared to 2016. This trend has continued in 2018, with crude oil prices improving 19% since the end of 2017, and as a result land-based activity associated with the exploitation and production of oil in the United States continued to increase during the first half of 2018.

North America completion activity levels continued to expand in the first half of 2018. According to Baker Hughes, the U.S. land-based rig count at June 30, 2018 was 13% higher than at the end of 2017. We believe this increase is in response to the improved pricing of crude oil as the average price of crude oil for the six months ended June 30, 2018 was approximately $68.10 per barrel while the average price of crude oil for 2017 was approximately $52.46 per barrel. We expect the average U.S. rig count and associated activities to remain at similar levels for the remainder of 2018, with completion activity levels showing modest growth. However, the U.S. completion growth rate may moderate until certain logistical bottlenecks are resolved (e.g. for the industry to hire and train new frac crews, acquire and/or update pressure pumping equipment, and supply chain logistics). In addition, an emerging trend to larger pad drilling sites, increasing from six to eight wells up to 24 wells, will create an increase in drilled but uncompleted wells over the next several quarters. Combined, these issues could impact the rate of revenue growth opportunity for any company that is reliant on completions as a catalyst for growth.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations such as offshore South America, and the Middle East, including Kuwait and the United Arab Emirates. We also focus on complex completions in unconventional tight-oil reservoirs, technological solutions and services for increasing daily productions and EURs.

Additionally, renewed investment at a global level is critical in order to meet future supply needs. Oil company recognition of the need for investment is evidenced by the approximately 25 - 30 final investment decision ("FIDs") estimated to be announced in 2018, with 15 already announced year-to-date. These FIDs would follow the more than 20 FIDs announced in 2017. However, the delays in the recovery of international field development activity are impacting and deferring revenue opportunities for the Company in 2018.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended June 30,				Change
	2018		2017		$	%
REVENUE:
Services	$122,094	70%	$116,940	74%	$5,154	4%
Product sales	53,381	30%	41,272	26%	12,109	29%
Total revenue	175,475	100%	158,212	100%	17,263	11%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	86,759	71%	80,368	69%	6,391	8%
Cost of product sales, exclusive of depreciation expense shown below*	37,014	69%	33,267	81%	3,747	11%
Total cost of services and product sales	123,773	71%	113,635	72%	10,138	9%
General and administrative expense	12,202	7%	11,100	7%	1,102	10%
Depreciation and amortization	5,868	3%	6,188	4%	(320)	(5)%
Other (income) expense, net	183	—%	(66)	—%	249	NM
Operating income	33,449	19%	27,355	17%	6,094	22%
Interest expense	3,296	2%	2,692	2%	604	22%
Income before income tax expense	30,153	17%	24,663	16%	5,490	22%
Income tax expense	5,020	3%	3,709	2%	1,311	35%
Income from continuing operations	25,133	14%	20,954	13%	4,179	20%
Income (loss) from discontinued operations, net of tax	(328)	—%	1,755	1%	(2,083)	NM
Net Income	24,805	14%	22,709	14%	2,096	9%
Net income (loss) attributable to non-controlling interest	53	—%	19	—%	34	NM
Net income attributable to Core Laboratories N.V.	$24,752	14%	$22,690	14%	$2,062	9%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Three Months Ended				Change
	June 30, 2018		March 31, 2018		$	%
REVENUE:
Services	$122,094	70%	$119,786	70%	$2,308	2%
Product sales	53,381	30%	50,232	30%	3,149	6%
Total revenue	175,475	100%	170,018	100%	5,457	3%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	86,759	71%	83,288	70%	3,471	4%
Cost of product sales, exclusive of depreciation expense shown below*	37,014	69%	36,030	72%	984	3%
Total cost of services and product sales	123,773	71%	119,318	70%	4,455	4%
General and administrative expense	12,202	7%	12,709	7%	(507)	(4)%
Depreciation and amortization	5,868	3%	5,818	3%	50	1%
Other (income) expense, net	183	—%	(143)	—%	326	NM
Operating income	33,449	19%	32,316	19%	1,133	4%
Interest expense	3,296	2%	3,120	2%	176	6%
Income before income tax expense	30,153	17%	29,196	17%	957	3%
Income tax expense	5,020	3%	5,273	3%	(253)	(5)%
Income from continuing operations	25,133	14%	23,923	14%	1,210	5%
Income (loss) from discontinued operations	(328)	—%	(346)	—%	18	NM
Net income	24,805	14%	23,577	14%	1,228	5%
Net income attributable to non-controlling interest	53	—%	50	—%	3	NM
Net income attributable to Core Laboratories N.V.	$24,752	14%	$23,527	14%	$1,225	5%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Six Months Ended June 30,				Change
	2018		2017		$	%
REVENUE:
Services	$241,880	70%	$237,542	75%	$4,338	2%
Product sales	103,613	30%	77,279	25%	26,334	34%
Total revenue	345,493	100%	314,821	100%	30,672	10%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	170,047	70%	163,642	69%	6,405	4%
Cost of product sales, exclusive of depreciation expense shown below*	73,044	70%	63,013	82%	10,031	16%
Total cost of services and product sales	243,091	70%	226,655	72%	16,436	7%
General and administrative expense	24,911	7%	23,856	8%	1,055	4%
Depreciation and amortization	11,686	3%	12,493	4%	(807)	(6)%
Other (income), net	40	—%	923	—%	(883)	NM
Operating income	65,765	19%	50,894	16%	14,871	29%
Interest expense	6,416	2%	5,310	2%	1,106	21%
Income before income tax expense	59,349	17%	45,584	14%	13,765	30%
Income tax expense	10,293	3%	6,638	2%	3,655	55%
Income from continuing operations	49,056	14%	38,946	12%	10,110	26%
Income (loss) from discontinued operations	(674)	—%	1,445	—%	(2,119)	NM
Net income	48,382	14%	40,391	13%	7,991	20%
Net income attributable to non-controlling interest	103	—%	43	—%	60	NM
Net income attributable to Core Laboratories N.V.	$48,279	14%	$40,348	13%	$7,931	20%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017 and March 31, 2018 and for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Services Revenue

Services revenue of $122.1 million in the second quarter of 2018 increased 4% year-over-year from $116.9 million, mainly driven by the increases in North America land-based activity levels compared to last year. Services revenue increased 2% sequentially to $122.1 million for the second quarter of 2018 from $119.8 million for the first quarter of 2018, which is also attributable to the improvement in North American land-based activity, while international activity has remained relatively flat. Services revenue increased 2% to $241.9 million for the six months ended June 30, 2018 from $237.5 million for the six months ended June 30, 2017, which is primarily attributable to increases in North America exploration and production activity levels in 2018 compared with 2017. International activity has remained flat as most international development projects continue to be funded largely from operating budgets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations such as offshore South America, and the Middle East, including Kuwait and the United Arab Emirates. Additionally, we have client interest in our existing multi-client reservoir studies such as the Tight Oil Reservoirs of the Midland Basin study and the Deepwater Gulf of Mexico - Phase II as well as several major enhanced oil recovery ("EOR") projects for unconventional reservoirs such as the newly initiated Unconventional EOR in the Eagle Ford Formation and similar EOR joint industry projects for tight-oil developments in other basins.

                                                                    Return to Index

Product Sales Revenue

Revenue associated with product sales of $53.4 million in the second quarter of 2018, increased 29% year-over-year from $41.3 million in the second quarter of 2017 and increased 6% from $50.2 million for the first quarter of 2018. Revenue associated with product sales increased 34% to $103.6 million for the six months ended June 30, 2018 from $77.3 million for the six months ended June 30, 2017. Our product sales revenue is primarily driven by completions of wells in the North American market and, more specifically, the activity associated with the completion of each stage in a wellbore. We continue to benefit from increasing completion activity in the U.S. and our clients' acceptance of new products which were led by our newly introduced technologies, including our HERO® PerFRAC perforating system.

Cost of Services, excluding depreciation

Cost of services expressed as a percentage of services revenue showed a slight increase to 71% for the three months ended June 30, 2018, compared to 69% and 70% for the three months ended June 30, 2017 and March 31, 2018, respectively. Cost of services expressed as a percentage of services revenue is primarily reflective of how our fixed cost structure is being absorbed by revenue. Cost of services for the three months ended June 30, 2018, included some additional costs to expand operations in certain locations associated with deployment of new laboratory technology and infrastructure for upcoming international projects. Cost of services expressed as a percentage of services revenue remained consistent at 70% for the six months ended June 30, 2018 and for the six months ended June 30, 2017.

Cost of Product Sales, excluding depreciation

Cost of product sales expressed as a percentage of product sales revenue improved to 69% for the three months ended June 30, 2018, compared to 81% and 72% for the three months ended June 30, 2017 and March 31, 2018, respectively. The improvement in cost of product sales as a percentage of product sales revenue was primarily due to the improved absorption rates of our fixed costs. Cost of product sales expressed as a percentage of product sales revenue improved to 70% for the six months ended June 30, 2018, compared to 82% for the six months ended June 30, 2017.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended June 30, 2018 was $12.2 million compared to $11.1 million and $12.7 million for the three months ended June 30, 2017 and March 31, 2018, respectively. G&A expense for the six months ended June 30, 2018 was $24.9 million, compared to $23.9 million for the six months ended June 30, 2017. The variances are primarily due to changes in compensation expense during those periods.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2018 was $5.9 million compared to $6.2 million and $5.8 million for the three months ended June 30, 2017 and March 31, 2018, respectively. Depreciation and amortization expense for the six months ended June 30, 2018 was $11.7 million, compared to $12.5 million for the six months ended June 30, 2017. Reduced capital expenditures during 2016 and 2017 in response to the industry downturn has led to lower depreciation expense in the first half of 2018.

                                                                    Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Sale of assets	$81	$(123)	$(508)	$(302)
Results of non-consolidated subsidiaries	(11)	(96)	(69)	(175)
Foreign exchange	654	358	1,086	455
Rents and royalties	(141)	(109)	(236)	(231)
Return on pension assets and other pension costs	(224)	(137)	(420)	(278)
Severance, compensation and other charges	—	—	—	1,145
Other, net	(176)	41	187	309
Total other (income) expense, net	$183	$(66)	$40	$923

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Angolan Kwanza	$57	$(4)	$161	$(3)
Australian Dollar	32	18	110	13
British Pound	104	(74)	(23)	(55)
Canadian Dollar	243	(58)	357	(77)
Euro	(259)	732	(16)	835
Indonesian Rupiah	142	5	178	(25)
Other currencies, net	335	(261)	319	(233)
Total loss, net	$654	$358	$1,086	$455

Interest Expense

Interest expense for the three months ended June 30, 2018 was $3.3 million compared to $2.7 million and $3.1 million for the three months ended June 30, 2017 and March 31, 2018, respectively. Interest expense for the six months ended June 30, 2018 was $6.4 million, compared to $5.3 million for the six months ended June 30, 2017.

Income Tax Expense

The effective tax rates for the three months ended June 30, 2018 was 16.6% compared to 15.0% and 18.1% for the three months ended to June 30, 2017 and March 31, 2018, respectively. Income tax expense was $5.0 million in the second quarter of 2018 compared to $3.7 million and $5.3 million for the three months ended June 30, 2017 and March 31, 2018, respectively, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates. Income tax expense was $10.3 million for the six months ended June 30, 2018, compared to $6.6 million for the six months ended June 30, 2017.

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

                                                                    Return to Index

Discontinued Operations

In the first quarter of 2018, in a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which have been part of our Production Enhancement segment. We anticipate the sale of this business line will occur by the end of the first quarter of 2019.

See Note 5, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended June 30,		2018/2017		Three Months Ended March 31,	Q2 / Q1
	2018	2017	$ Change	% Change	2018	$ Change	% Change
Revenue:
Reservoir Description	$102,107	$104,313	$(2,206)	(2)%	$100,809	$1,298	1%
Production Enhancement	73,368	53,899	19,469	36%	69,209	4,159	6%
Consolidated	$175,475	$158,212	$17,263	11%	$170,018	$5,457	3%
Operating income (loss):
Reservoir Description	$14,760	$18,670	$(3,910)	(21)%	$14,757	$3	—%
Production Enhancement	18,427	8,713	9,714	111%	17,687	740	4%
Corporate and Other[1]	262	(28)	290	NM	(128)	390	NM
Consolidated	$33,449	$27,355	$6,094	22%	$32,316	$1,133	4%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful
		Six Months Ended June 30,
		2018	2017	$ Change	% Change
Revenue:
Reservoir Description		$202,916	$209,208	$(6,292)	(3.0)%
Production Enhancement		142,577	105,613	$36,964	35.0%
Consolidated		$345,493	$314,821	$30,672	9.7%
Operating income (loss):
Reservoir Description		$29,517	$34,610	$(5,093)	(14.7)%
Production Enhancement		36,114	17,150	$18,964	110.6%
Corporate and Other[1]		134	(866)	$1,000	NM
Consolidated		$65,765	$50,894	$14,871	29.2%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

Reservoir Description

Revenue from the Reservoir Description segment of $102.1 million for the second quarter of 2018 decreased 2% from $104.3 million in the second quarter of 2017, but increased 1% from $100.8 million in the first quarter of 2018. Revenue from the Reservoir Description segment decreased 3% to $202.9 million for the six months ended June 30, 2018, compared to $209.2 million for the six months ended June 30, 2017. The decrease in revenue year-over-year is primarily attributable to delays in the recovery of international field development activity primarily in the North Sea, Middle East and Asia-Pacific regions. During the second quarter of 2018, Core provided its clients with on-site sample collection services and pressure-volume-temperature ("PVT") laboratory measurements that allowed clients to calculate the economic value of their reservoirs under primary production. Furthermore, these data form the criteria necessary to determine when secondary, and possibly tertiary, recovery techniques might best be applied to optimize the EUR from these reservoirs. New fluid phase behavior projects were initiated in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations. In addition to these PVT services, Core Lab performed customized reservoir condition EOR studies. These include the determination of minimum miscibility pressures, physical measurements of crude oil properties following gas injection and thermodynamic testing for reservoir simulation models. These test results allow Core’s clients to calculate the economic viability of miscible tertiary recovery processes, which could extend reservoir life and improve incremental hydrocarbon production.

Operating income of $14.8 million in the second quarter of 2018 decreased 21% year-over-year compared to $18.7 million in the second quarter of 2017 and was flat from the first quarter of 2018. This decrease was primarily due to lower international activity levels during the second quarter of 2018 compared to the prior periods and increased costs associated with the deployment of new laboratory technology and infrastructure to service markets, such as new client-driven labs in Qatar and Indonesia which impacted second quarter operating margins. Operating income was $29.5 million for the six months ended June 30, 2018, compared to $34.6 million for the six months ended June 30, 2017.

Operating margins were over 14% in the second quarter of 2018, a decrease from 18% in the second quarter of 2017 and from 15% in the first quarter of 2018. Year-to-date operating margins were 15% for the six months ended June 30, 2018, compared to 17% for the six months ended June 30, 2017.

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on North American unconventional tight-oil reservoirs and complex completions and stimulations, was $73.4 million in the second quarter of 2018, an increase of 36% year-over-year from $53.9 million in the second quarter of 2017 and an increase of 6% sequentially from $69.2 million in the first quarter of 2018. Revenue from the Production Enhancement segment increased 35% to $142.6 million for the six months ended June 30, 2018, compared to $105.6 million for the six months ended June 30, 2017. Our clients continue to seek technological solutions for increasing daily production and estimated ultimate recoveries from their reservoirs. We continue to benefit from the increasing completion activity in the U.S. and our clients' acceptance of new services and products which were led by the FLOWPROFILER EDSTM and HERO® PerFRAC technologies.

Operating income in the second quarter of 2018 was $18.4 million, an increase from $8.7 million, or 111%, in the second quarter of 2017 and an increase from $17.7 million, or 4%, in the first quarter of 2018. Operating income for the six months ended June 30, 2018 increased 111% to $36.1 million, compared to $17.2 million for the six months ended June 30, 2017. The increased profitability is due to increased demand for our higher margin services and products and impact of higher revenue on our fixed-cost structure.

Operating margins were 25% in the second quarter of 2018, up from 16% in the second quarter of 2017 as we benefited from increased activity, increased demand for higher margin services and products and realized improved absorption rates of our fixed costs across higher revenues and level with the first quarter of 2018. Year-to-date operating margins were 25% for the six months ended June 30, 2018, compared to 16% for the six months ended June 30, 2017.

                                                                    Return to Index

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures, our dividend and share repurchase program. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2018, $11.0 million of our $13.0 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

	Six Months Ended June 30,		2018 / 2017
	2018	2017	% Change
Cash flows provided by/(used in):
Operating activities	$50,083	$48,476	3%
Investing activities	(13,314)	(9,917)	34%
Financing activities	(38,148)	(39,005)	(2)%
Net change in cash and cash equivalents	$(1,379)	$(446)	209%

Cash flows provided by operating activities for the first six months of 2018 compared to the same period in 2017 increased primarily due to increased net income offset by changes in working capital.

The increase in cash flows used in investing activities during the first six months of 2018 compared to the same period in 2017 was primarily attributable to increased capital expenditures in 2018.

Cash flows used in financing activities decreased for the first six months of 2018 compared to the same period in 2017. During the first six months of 2018, we increased our debt by $16 million, as compared to increasing it by $17 million during the first six months of 2017. In the first six months of 2018, we repurchased 36,258 shares of our common stock for an aggregate purchase price of $4.0 million compared to the repurchase of 69,428 shares for an aggregate purchase price of $7.4 million during the same period in 2017. During the first six months of 2018, we used $49 million to pay dividends, which is consistent with the amount paid for the same period in 2017.

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

	Six Months Ended June 30,		2018 / 2017
	2018	2017	% Change
Free cash flow calculation:
Net cash provided by operating activities	$50,083	$48,476	3%
Less: cash paid for capital expenditures	(11,915)	(9,362)	27%
Free cash flow	$38,168	$39,114	(2)%

                                                                    Return to Index

The decrease in free cash flow for the first six months of 2018 compared to the same period in 2017 was primarily due to increases in capital expenditures.

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

On June 19, 2018, we entered into an agreement to amend our revolving credit facility ("Credit Facility"). To appropriately size the facility, the aggregate borrowing commitment has been reduced from $400 million to $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $12.8 million at June 30, 2018, resulting in an available borrowing capacity under the Credit Facility of $193.2 million. In addition to those items under the Credit Facility, we had $13.4 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2018.

The terms of the Credit Facility, which remained substantially the same, and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (consolidated EBITDA divided by interest expense) and a leverage ratio (consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 2.5 to 1.0. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 13 - Derivative Instruments and Hedging Activities.

Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and the ability to issue additional equity, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividend payments and future acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2017 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2017 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

                                                                    Return to Index

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
April 1 - 30, 2018 (1)	5,635	$108.22	—	3,886,204
May 1 - 31, 2018 (1)	325	121.68	—	3,886,909
June 1 - 30, 2018 (1)	—	—	—	3,886,909
Total	5,960	$108.95	—

(1) During the quarter 5,960 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3) We distributed 19,903 treasury shares upon vesting of stock-based awards during the three months ended June 30, 2018.

                                                                    Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.1	-
Seventh Amended and Restated Credit Agreement, dated as of June 19, 2018, among Core Laboratories, N.V., and Core Laboratories (U.S.) Interests Holdings, Inc., and the lenders party thereto and Bank of America, N.A., as administrative agent
Form 8-K, June 25, 2018 (File No. 001-14273)
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

CORE LABORATORIES N.V.

Date:	July 26, 2018	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index