Form 10-Q
period 2018-09-30
CORE LABORATORIES N V
filed 2018-10-25
CIK 1000229

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 24, 2018 was 44,220,731.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CORE LABORATORIES N.V.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2018	December 31, 2017
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$14,100	$14,400
Accounts receivable, net of allowance for doubtful accounts of $2,841 and $2,590 at 2018 and 2017, respectively	143,325	133,097
Inventories	47,215	33,317
Prepaid expenses	13,308	12,592
Income taxes receivable	9,061	7,508
Other current assets	12,116	6,513
TOTAL CURRENT ASSETS	239,125	207,427
PROPERTY, PLANT AND EQUIPMENT, net	121,945	123,098
INTANGIBLES, net	9,724	9,396
GOODWILL	222,876	179,044
DEFERRED TAX ASSETS	12,977	10,719
OTHER ASSETS	59,950	55,128
TOTAL ASSETS	$666,597	$584,812
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,012	$41,697
Accrued payroll and related costs	25,603	28,887
Taxes other than payroll and income	6,976	7,313
Unearned revenue	15,265	12,627
Income taxes payable	2,569	825
Other current liabilities	12,084	9,227
TOTAL CURRENT LIABILITIES	103,509	100,576
LONG-TERM DEBT, net	295,745	226,989
CONTRACT LIABILITIES	2,378	4,442
DEFERRED COMPENSATION	56,819	52,786
DEFERRED TAX LIABILITIES	7,229	5,323
OTHER LONG-TERM LIABILITIES	39,505	45,964
COMMITMENTS AND CONTINGENCIES (Note 8)
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,220,731 outstanding at 2018 and 44,796,252 issued and 44,184,205 outstanding at 2017	1,148	1,148
Additional paid-in capital	61,649	54,463
Retained earnings	171,617	173,855
Accumulated other comprehensive income (loss)	(7,277)	(8,353)
Treasury shares (at cost), 575,521 at 2018 and 612,047 at 2017	(69,699)	(76,269)
Total Core Laboratories N.V. shareholders' equity	157,438	144,844
Non-controlling interest	3,974	3,888
TOTAL EQUITY	161,412	148,732
TOTAL LIABILITIES AND EQUITY	$666,597	$584,812
The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	September 30,
	2018	2017
	(Unaudited)
REVENUE:
Services	$124,145	$117,285
Product sales	58,001	45,602
Total revenue	182,146	162,887
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	88,435	83,715
Cost of product sales, exclusive of depreciation expense shown below	39,744	34,646
General and administrative expense, exclusive of depreciation expense shown below	13,278	11,887
Depreciation	5,436	5,743
Amortization	244	250
Other (income) expense, net	130	(23)
OPERATING INCOME	34,879	26,669
Interest expense	3,278	2,707
Income from continuing operations before income tax expense	31,601	23,962
Income tax expense	9,404	3,595
Income from continuing operations	22,197	20,367
Income from discontinued operations, net of income taxes	208	686
Net income	22,405	21,053
Net income (loss) attributable to non-controlling interest	(7)	(33)
Net income attributable to Core Laboratories N.V.	$22,412	$21,086
EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$0.50	$0.46
Basic earnings per share from discontinued operations	$0.01	$0.02
Basic earnings per share attributable to Core Laboratories N.V.	$0.51	$0.48

Diluted earnings per share from continuing operations	$0.50	$0.46
Diluted earnings per share from discontinued operations	$—	$0.02
Diluted earnings per share attributable to Core Laboratories N.V.	$0.50	$0.48

Cash dividends per share	$0.55	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,216	44,141
Diluted	44,591	44,332

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
REVENUE:
Services	$366,025	$354,827
Product sales	161,614	122,881
Total revenue	527,639	477,708
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	258,482	247,357
Cost of product sales, exclusive of depreciation expense shown below	112,788	97,659
General and administrative expense, exclusive of depreciation expense shown below	38,189	35,743
Depreciation	16,646	17,802
Amortization	720	684
Other (income) expense, net	170	900
OPERATING INCOME	100,644	77,563
Interest expense	9,694	8,017
Income from continuing operations before income tax expense	90,950	69,546
Income tax expense	19,697	10,233
Income from continuing operations	71,253	59,313
Income (loss) from discontinued operations, net of income taxes	(466)	2,131
Net income	70,787	61,444
Net income attributable to non-controlling interest	96	10
Net income attributable to Core Laboratories N.V.	$70,691	$61,434
EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$1.61	$1.34
Basic earnings (loss) per share from discontinued operations	$(0.01)	$0.05
Basic earnings per share attributable to Core Laboratories N.V.	$1.60	$1.39

Diluted earnings per share from continuing operations	$1.60	$1.34
Diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.05
Diluted earnings per share attributable to Core Laboratories N.V.	$1.59	$1.39

Cash dividends per share	$1.65	$1.65
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,199	44,155
Diluted	44,613	44,335

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$22,405	$21,053	$70,787	$61,444

Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	205	(47)	1,086	(244)
Interest rate swap amounts reclassified to interest expense	4	112	93	419
Income taxes on derivatives	(44)	(23)	(248)	(61)
Total derivatives	165	42	931	114

Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	(19)	(20)	(58)	(58)
Amortization to net income of actuarial loss	84	110	252	330
Income taxes on pension and other postretirement benefit plans	(16)	(22)	(49)	(68)
Total pension and other postretirement benefit plans	49	68	145	204

Total other comprehensive income	214	110	1,076	318
Comprehensive income	22,619	21,163	71,863	61,762
Comprehensive income (loss) attributable to non-controlling interest	(7)	(33)	96	10
Comprehensive income attributable to Core Laboratories N.V.	$22,626	$21,196	$71,767	$61,752

The accompanying notes are an integral part of these consolidated financial statements.

                                                                    Return to Index

CORE LABORATORIES N.V.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$71,253	$59,313
Income (loss) from discontinued operations, net of tax	(466)	2,131
Net income	70,787	61,444
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	18,533	17,323
Depreciation and amortization	17,366	18,486
Changes to value of life insurance policies	(3,459)	(4,541)
Deferred income taxes	(311)	3,914
Other non-cash items	1,114	(362)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,972)	(15,488)
Inventories	(12,121)	(796)
Prepaid expenses and other current assets	(935)	(1,545)
Other assets	(451)	1,960
Accounts payable	(2,571)	2,307
Accrued expenses	(1,452)	(10,676)
Unearned revenues	742	(1,393)
Other long-term liabilities	(1,344)	7,722
Net cash provided by operating activities	73,926	78,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,063)	(14,264)
Patents and other intangibles	(970)	(282)
Business acquisitions, net of cash acquired	(47,314)	—
Proceeds from sale of assets	270	643
Premiums on life insurance	(788)	(1,351)
Net cash used in investing activities	(64,865)	(15,254)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(80,000)	(89,000)
Proceeds from debt borrowings	150,000	106,000
Debt financing costs	(1,645)	—
Non-controlling interest-dividends	(10)	(27)
Dividends paid	(72,929)	(72,861)
Repurchase of common shares	(4,777)	(8,197)
Net cash used in financing activities	(9,361)	(64,085)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(300)	(984)
CASH AND CASH EQUIVALENTS, beginning of period	14,400	14,764
CASH AND CASH EQUIVALENTS, end of period	$14,100	$13,780

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2018 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2018.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2017.

2.  INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Finished goods	$27,067	$21,668
Parts and materials	13,058	10,613
Work in progress	7,090	1,036
Total inventories	$47,215	$33,317

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

Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the performance obligations. Contract assets are included in our accounts receivable and are not material as of September 30, 2018.

Contract liabilities consist of advance payments received and billings in excess of revenue recognized. We generally receive up-front payments relating to our consortia studies; we recognize revenue over the life of the study as the testing and analysis results are made available to our consortia members. We record billings in excess of revenue recognized for contracts with a duration less than twelve months as unearned revenue. We classify contract liabilities for contracts with a duration greater than twelve months as current or non-current based on the timing of when we expect to recognize revenue. The current portion of contract liabilities is included in unearned revenue and the non-current portion of contract liabilities is included in long-term

                                                                    Return to Index

contract liabilities in our consolidated balance sheet. The total balance of our contract liabilities at September 30, 2018 and December 31, 2017 was $7.2 million and $6.7 million, respectively.

Disaggregation of Revenue

We contract with clients for service revenue and/or product sales revenue. We present revenue disaggregated by services and product sales in our Consolidated Statements of Operations. For revenue disaggregated by reportable segment, please see Note 16, Segment Reporting.

4. CONTRACT ASSETS AND CONTRACT LIABILITIES

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Contract assets
Current	$679	$325
Non-Current	245	—
	$924	$325
Contract Liabilities
Current	$4,843	$2,252
Non-current	2,378	4,442
	$7,221	$6,694

September 30, 2018
Estimate of when contract liabilities will be recognized
within 12 months	$4,843
within 12 to 24 months	1,994
greater than 24 months	384

We did not recognize any impairment losses on our receivables and contract assets for the three and nine months ended September 30, 2018.

5.  ACQUISITIONS

In September 2018, we acquired a business providing downhole technologies associated with perforating systems for $49.1 million in cash. These downhole technologies will significantly enhance Core Lab's Production Enhancement operations and its ability to bring new and innovative product offerings to our clients. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition which resulted in an increase to goodwill of $44.8 million. We have not finalized the assessment of the fair values of assets acquired and liabilities assumed; estimates of certain assets and liabilities require significant judgments and assumptions, and our estimates of acquisition date fair value will be determined upon finalization of our analysis. The fair value estimates are subject to adjustment during the measurement period subsequent to the acquisition date, not to exceed one year. The acquisition is included in the Production Enhancement business segment.

Acquisition-related costs totaling $0.7 million that were incurred and expensed in the third quarter of 2018 are included in Other expenses. These costs consisted of various advisory fees, and other direct incremental costs.

The acquisition of this business did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

                                                                    Return to Index

6.  DISCONTINUED OPERATIONS

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

Selected data for this discontinued business consisted of the following (in thousands):

	Three Months Ended
	September 30, 2018	September 30, 2017
Service revenue	$167	$265
Sales revenue	2,058	3,095
Total revenue	2,225	3,360

Cost of services, exclusive of depreciation expense shown below	87	91
Cost of product sales, exclusive of depreciation expense shown below	1,944	2,438
Depreciation and Amortization	14	98
Other Expense	(1)	(74)
Operating Income	181	807
Income tax expense (benefit)	(27)	121
Income (loss) from discontinued operations, net of income taxes	$208	$686

	Nine Months Ended
	September 30, 2018	September 30, 2017
Service revenue	$1,069	$898
Sales revenue	3,768	9,351
Total revenue	4,837	10,249

Cost of services, exclusive of depreciation expense shown below	961	482
Cost of product sales, exclusive of depreciation expense shown below	4,124	7,082
Depreciation and Amortization	115	334
Other Expense (income)	22	(148)
Operating Income (loss)	(385)	2,499
Income tax expense	81	368
Income (loss) from discontinued operations, net of income taxes	$(466)	$2,131

	September 30, 2018	December 31, 2017
Current assets	$3,262	$2,549
Non-current assets	1,847	1,048
Total assets	$5,109	$3,597

Current liabilities	$740	$221
Non-current liabilities	77	75
Total liabilities	$817	$296

                                                                    Return to Index

Net cash provided by (used in) operating activities of discontinued operations for the three and nine months ended September 30, 2018 was $(0.8) million and $(0.5) million, respectively.

7.  LONG-TERM DEBT

We have no capital lease obligations. Long-term debt is as follows (in thousands):

	September 30, 2018	December 31, 2017
Senior notes	$150,000	$150,000
Credit facility	148,000	78,000
Total long-term debt	298,000	228,000
Less: Debt issuance costs	(2,255)	(1,011)
Long-term debt, net	$295,745	$226,989

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

On June 19, 2018, we entered into an agreement to amend our revolving credit facility ("Credit Facility"). To appropriately size the facility, the aggregate borrowing commitment has been reduced from $400 million to $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $16.5 million at September 30, 2018, resulting in an available borrowing capacity under the Credit Facility of $135.5 million. In addition to those items under the Credit Facility, we had $13.9 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2018.

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 14 - Derivative Instruments and Hedging Activities.

The estimated fair value of total debt at September 30, 2018 and December 31, 2017 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

8.  PENSION

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2007. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

                                                                    Return to Index

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Service cost	$359	$401	$1,100	$1,142
Interest cost	308	295	944	838
Expected return on plan assets	(266)	(249)	(815)	(709)
Amortization of prior service cost	(19)	(20)	(58)	(58)
Amortization of actuarial loss	84	110	252	330
Net periodic pension cost	$466	$537	$1,423	$1,543

Upon adoption of ASU 2017-07 ("Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost") on January 1, 2018, the service cost component of net periodic pension cost is included in cost of sales and cost of services; the interest cost component of net periodic pension cost is included in the line item "interest expense" in the income statement and all other components of net periodic pension cost are included in the line item "other (income) expense, net" in the income statement. During the nine months ended September 30, 2018, we contributed $1.3 million to fund the estimated 2018 premiums on investment contracts held by the Dutch Plan.

9. COMMITMENTS AND CONTINGENCIES

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

10.  EQUITY

During the three and nine months ended September 30, 2018, we repurchased 6,736 and 42,994 of our common shares for $0.8 million and $4.8 million, respectively. These included rights to 6,736 and 22,994 shares valued at $0.8 million and $2.5 million, respectively, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 23,931 and 79,520 treasury shares upon vesting of stock-based awards during the three and nine months ended September 30, 2018, respectively.

In February, May and August 2018, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on October 9, 2018, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on October 19, 2018 and payable on November 20, 2018.

                                                                    Return to Index

The following table summarizes our changes in equity for the nine months ended September 30, 2018 (in thousands):

	Common Shares	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Non-Controlling Interest	Total Equity
December 31, 2017	$1,148	$54,463	$173,855	$(8,353)	$(76,269)	$3,888	$148,732
Stock based-awards	—	7,186	—	—	11,347	—	18,533
Repurchase of common shares	—	—	—	—	(4,777)	—	(4,777)
Dividends paid	—	—	(72,929)	—	—	—	(72,929)
Non-controlling interest additions	—	—	—	—	—	(10)	(10)
Amortization of deferred pension costs, net of tax	—	—	—	145	—	—	145
Interest rate swaps, net of tax	—	—	—	931	—	—	931
Net income	—	—	70,691	—	—	96	70,787

September 30, 2018	$1,148	$61,649	$171,617	$(7,277)	$(69,699)	$3,974	$161,412

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Prior service cost	$497	$541
Unrecognized net actuarial loss	(8,514)	(8,703)
Fair value of derivatives, net of tax	740	(191)
Total accumulated other comprehensive income (loss)	$(7,277)	$(8,353)

11.  EARNINGS PER SHARE

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Weighted average basic common shares outstanding	44,216	44,141	44,199	44,155
Effect of dilutive securities:
Performance shares	221	159	269	148
Restricted stock	154	32	145	32
Weighted average diluted common and potential common shares outstanding	44,591	44,332	44,613	44,335

                                                                    Return to Index

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sale of assets	$(136)	$(12)	$(643)	$(314)
Results of non-consolidated subsidiaries	(57)	(112)	(126)	(287)
Foreign exchange	1,135	139	2,221	707
Rents and royalties	(264)	(99)	(500)	(329)
Return on pension assets and other pension costs	(201)	(159)	(621)	(437)
Severance, compensation and other charges	—	—	—	1,145
Acquisition-related costs	623	—	623	—
Other, net	(970)	220	(784)	415
Total other (income) expense, net	$130	$(23)	$170	$900

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Gains) losses by currency	2018	2017	2018	2017
Angolan Kwanza	$33	$(2)	$194	$(6)
Australian Dollar	50	(13)	161	—
British Pound	89	(27)	65	(82)
Canadian Dollar	(113)	(119)	244	(82)
Euro	108	431	92	1,266
Indonesian Rupiah	206	54	384	29
Turkish Lira	172	(7)	300	—
Other currencies, net	590	(178)	781	(418)
Total loss, net	$1,135	$139	$2,221	$707

13.  INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2018 and 2017 were 29.8% and 15.0%, respectively, and for the nine months ended September 30, 2018 and 2017 were 21.7% and 14.7%, respectively. Income tax expense of $9.4 million in the third quarter of 2018 increased by $5.8 million compared to $3.6 million in the same period in 2017, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates.

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

At September 30, 2018, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $98 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	September 30, 2018	December 31, 2017	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$196	$70	Other long-term assets
10 year interest rate swap	561	(492)	Other long-term assets (liabilities)
	$757	$(422)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(23)	$31	$(27)	$136	Increase (decrease) to interest expense
10 year interest rate swap	27	81	120	283	Increase to interest expense
	$4	$112	$93	$419

                                                                    Return to Index

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

		Fair Value Measurement at
		September 30, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$49,443	$—	$49,443	$—
5 year interest rate swap	196	—	196	—
10 year interest rate swap	562	—	562	—
	50,201	—	50,201	—
Liabilities:
Deferred compensation plan	$40,452	$—	$40,452	$—
	$40,452	$—	$40,452	$—

		Fair Value Measurement at
		December 31, 2017
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$46,145	$—	$46,145	$—
5 year interest rate swap	70	—	70	—
	$46,215	$—	$46,215	$—
Liabilities:
Deferred compensation plan	$37,280	$—	$37,280	$—
10 year interest rate swap	492	—	492	—
	$37,772	$—	$37,772	$—

(1) Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation agreements.

16.  SEGMENT REPORTING

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three Months Ended September 30, 2018
Revenue from unaffiliated clients	$103,609	$78,537	$—	$182,146
Inter-segment revenue	58	141	(199)	—
Segment operating income	14,956	19,243	680	34,879
Total assets (at end of period)	321,025	276,345	69,227	666,597
Capital expenditures	2,437	1,680	31	4,148
Depreciation and amortization	4,138	1,037	505	5,680
Three Months Ended September 30, 2017
Revenue from unaffiliated clients	$101,442	$61,445	$—	$162,887
Inter-segment revenue	54	87	(141)	—
Segment operating income (loss)	14,621	12,165	(117)	26,669
Total assets (at end of period)	315,346	203,413	63,985	582,744
Capital expenditures	2,930	1,605	367	4,902
Depreciation and amortization	4,383	1,092	518	5,993

Nine Months Ended September 30, 2018
Revenue from unaffiliated clients	$306,525	$221,114	$—	$527,639
Inter-segment revenue	178	293	(471)	—
Segment operating income	44,473	55,357	814	100,644
Total assets	321,025	276,345	69,227	666,597
Capital expenditures	10,002	5,465	596	16,063
Depreciation and amortization	12,675	3,045	1,646	17,366
Nine Months Ended September 30, 2017
Revenue from unaffiliated clients	$310,650	$167,058	$—	$477,708
Inter-segment revenue	275	537	(812)	—
Segment operating income (loss)[2]	49,231	28,633	(301)	77,563
Total assets	315,346	203,413	63,985	582,744
Capital expenditures	7,605	5,394	1,265	14,264
Depreciation and amortization	13,531	3,398	1,557	18,486
(1) "Corporate & Other" represents those items that are not directly related to a particular segment, eliminations and the assets and liabilities of discontinued operations.
(2) Reclassification of $682,000 from Corporate & Other to Production Enhancement related to general and administrative overhead costs of discontinued operations.

17.  RECENT ACCOUNTING PRONOUNCEMENTS

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

                                                                    Return to Index

statements. Upon adoption we used the modified retrospective approach; this approach resulted in no cumulative adjustment to retained earnings or net income and no adjustments to prior periods.

In March 2017, the FASB issued ASU 2017-07 ("Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost"), which requires that an employer report the service cost component of net periodic pension cost in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. We adopted this standard on January 1, 2018. We used the practical expedient method which allows us to use the amounts disclosed in our pension footnote for the three and nine months ended September 30, 2017 as the estimation basis for applying the retrospective presentation requirements. The adoption of this standard did not result in any material changes to our consolidated financial statements.

Pronouncements Not Yet Effective

In February 2016, the FASB issued ASU 2016-02 ("Leases"), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. The new standard is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. In July 2018, the FASB issued ASU 2018-11 ("Targeted Improvements to Leases"), which provides companies with an additional transition method that allows the effects of the adoption of the new standard to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We are evaluating this optional transition method for adoption and anticipate the adoption of this standard will have a material impact on our Consolidated Balance Sheets, increasing both asset balances and liability balances; however, there should not be a material impact to our Consolidated Statement of Operations.

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

                                                                    Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2018 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the "2017 Annual Report").

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

Crude oil prices began to recover and become more stable during 2017, especially during the first nine months of 2017. On average, pricing for crude oil improved over 16% for 2017 when compared to 2016. This trend has continued in 2018, with crude oil prices improving 23% since the end of 2017, and as a result, land-based activity associated with the exploitation and production of oil in the United States continued to increase during the first nine months of 2018.

North America completion activity levels continued to expand in the first nine months of 2018. According to Baker Hughes, the U.S. land-based rig count at September 30, 2018 was 14% higher than at the end of 2017. We believe this increase is in response to the improved pricing of crude oil as the average price of crude oil for the nine months ended September 30, 2018 was approximately $69.55 per barrel while the average price of crude oil for 2017 was approximately $52.46 per barrel. We expect the average U.S. rig count and associated activities to remain at similar levels for the remainder of 2018, with completion activity levels showing modest growth. However, the U.S. completion growth rate appears to be moderating until certain logistical bottlenecks are addressed (e.g. for the industry to hire and train new frac crews, acquire and/or update pressure pumping equipment, and supply chain logistics and take-away restrictions are resolved in the Permian Basin). In addition, an emerging trend to larger pad drilling sites, increasing from six to eight wells up to 24 wells, will create an increase in drilled but uncompleted wells over the next several quarters. Combined, these issues could impact the rate of revenue growth opportunity for any company that is reliant on completions as a catalyst for growth.

We continue to focus on large-scale core analyses and reservoir fluid characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations such as offshore South America, and the Middle East, including Kuwait and the United Arab Emirates. We also focus on complex completions in unconventional tight-oil reservoirs, technological solutions and services for increasing daily productions and EURs.

Additionally, renewed investment at a global level is critical in order to meet future supply needs. Oil company recognition of the need for investment is evidenced by the approximately 25 - 30 final investment decision ("FIDs") estimated to be announced in 2018, with 22 already announced year-to-date. These FIDs would follow the more than 20 FIDs announced in 2017. However, the delays in the recovery of international field development activity are impacting and deferring revenue opportunities for the Company in 2018.

                                                                    Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended September 30,				Change
	2018		2017		$	%
REVENUE:
Services	$124,145	68%	$117,285	72%	$6,860	6%
Product sales	58,001	32%	45,602	28%	12,399	27%
Total revenue	182,146	100%	162,887	100%	19,259	12%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	88,435	71%	83,715	71%	4,720	6%
Cost of product sales, exclusive of depreciation expense shown below*	39,744	69%	34,646	76%	5,098	15%
Total cost of services and product sales	128,179	70%	118,361	73%	9,818	8%
General and administrative expense	13,278	7%	11,887	7%	1,391	12%
Depreciation and amortization	5,680	3%	5,993	4%	(313)	(5)%
Other (income) expense, net	130	—%	(23)	—%	153	NM
Operating income	34,879	19%	26,669	16%	8,210	31%
Interest expense	3,278	2%	2,707	2%	571	21%
Income before income tax expense	31,601	17%	23,962	15%	7,639	32%
Income tax expense	9,404	5%	3,595	2%	5,809	162%
Income from continuing operations	22,197	12%	20,367	13%	1,830	9%
Income from discontinued operations, net of tax	208	—%	686	—%	(478)	(70)%
Net Income	22,405	12%	21,053	13%	1,352	6%
Net income (loss) attributable to non-controlling interest	(7)	—%	(33)	—%	26	NM
Net income attributable to Core Laboratories N.V.	$22,412	12%	$21,086	13%	$1,326	6%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Three Months Ended				Change
	September 30, 2018		June 30, 2018		$	%
REVENUE:
Services	$124,145	68%	$122,094	70%	$2,051	2%
Product sales	58,001	32%	53,381	30%	4,620	9%
Total revenue	182,146	100%	175,475	100%	6,671	4%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	88,435	71%	86,759	71%	1,676	2%
Cost of product sales, exclusive of depreciation expense shown below*	39,744	69%	37,014	69%	2,730	7%
Total cost of services and product sales	128,179	70%	123,773	71%	4,406	4%
General and administrative expense	13,278	7%	12,202	7%	1,076	9%
Depreciation and amortization	5,680	3%	5,868	3%	(188)	(3)%
Other (income) expense, net	130	—%	183	—%	(53)	(29)%
Operating income	34,879	19%	33,449	19%	1,430	4%
Interest expense	3,278	2%	3,296	2%	(18)	(1)%
Income before income tax expense	31,601	17%	30,153	17%	1,448	5%
Income tax expense	9,404	5%	5,020	3%	4,384	87%
Income from continuing operations	22,197	12%	25,133	14%	(2,936)	(12)%
Income (loss) from discontinued operations	208	—%	(328)	—%	536	NM
Net income	22,405	12%	24,805	14%	(2,400)	(10)%
Net income (loss) attributable to non-controlling interest	(7)	—%	53	—%	(60)	NM
Net income attributable to Core Laboratories N.V.	$22,412	12%	$24,752	14%	$(2,340)	(9)%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

                                                                    Return to Index

	Nine Months Ended September 30,				Change
	2018		2017		$	%
REVENUE:
Services	$366,025	69%	$354,827	74%	$11,198	3%
Product sales	161,614	31%	122,881	26%	38,733	32%
Total revenue	527,639	100%	477,708	100%	49,931	10%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	258,482	71%	247,357	70%	11,125	4%
Cost of product sales, exclusive of depreciation expense shown below*	112,788	70%	97,659	79%	15,129	15%
Total cost of services and product sales	371,270	70%	345,016	72%	26,254	8%
General and administrative expense	38,189	7%	35,743	7%	2,446	7%
Depreciation and amortization	17,366	3%	18,486	4%	(1,120)	(6)%
Other (income) expense, net	170	—%	900	—%	(730)	(81)%
Operating income	100,644	19%	77,563	16%	23,081	30%
Interest expense	9,694	2%	8,017	2%	1,677	21%
Income before income tax expense	90,950	17%	69,546	15%	21,404	31%
Income tax expense	19,697	4%	10,233	2%	9,464	92%
Income from continuing operations	71,253	14%	59,313	12%	11,940	20%
Income (loss) from discontinued operations	(466)	—%	2,131	—%	(2,597)	NM
Net income	70,787	13%	61,444	13%	9,343	15%
Net income attributable to non-controlling interest	96	—%	10	—%	86	NM
Net income attributable to Core Laboratories N.V.	$70,691	13%	$61,434	13%	$9,257	15%
"NM" means not meaningful
* Percentage based on applicable revenue rather than total revenue.

Operating Results for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017 and June 30, 2018 and for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Services Revenue

Services revenue of $124.1 million in the third quarter of 2018 increased 6% year-over-year from $117.3 million, mainly driven by the increases in North America land-based activity levels compared to last year. Services revenue increased 2% sequentially to $124.1 million for the third quarter of 2018 from $122.1 million for the second quarter of 2018, which is also attributable to the improvement in North American land-based activity, while international activity has remained relatively flat. Services revenue increased 3% to $366.0 million for the nine months ended September 30, 2018 from $354.8 million for the nine months ended September 30, 2017, which is primarily attributable to increases in North America exploration and production activity levels in 2018 compared with 2017. International activity has remained effectively flat as most international development projects continue to be funded largely from operating budgets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations such as offshore South America, and the Middle East, including Kuwait and the United Arab Emirates. Additionally, we have client interest in our existing multi-client reservoir studies such as the Tight Oil Reservoirs of the Midland Basin study and the Deepwater Gulf of Mexico - Phase II as well as several major enhanced oil recovery ("EOR") projects for unconventional reservoirs such as the newly initiated Unconventional EOR in the Eagle Ford Formation joint industry project and similar proprietary EOR projects for tight-oil developments in other basins. Core Lab has also received sufficient client support to initiate a new joint industry project Enhanced Oil Recoveries of the Wolf Camp in the Permian Basin.

                                                                    Return to Index

Product Sales Revenue

Revenue associated with product sales of $58.0 million in the third quarter of 2018, increased 27% year-over-year from $45.6 million in the third quarter of 2017 and increased 9% from $53.4 million for the second quarter of 2018. Revenue associated with product sales increased 32% to $161.6 million for the nine months ended September 30, 2018 from $122.9 million for the nine months ended September 30, 2017. Our product sales revenue is primarily driven by completions of wells in the North American market and, more specifically, the activity associated with the completion of each stage in a wellbore. We continue to benefit from increasing completion activity in the U.S. and our clients' acceptance of new products which were led by our newly introduced technologies, including our HERO® PerFRAC perforating system.

Cost of Services, excluding depreciation

Cost of services expressed as a percentage of services revenue remained consistent at 71% for the three months ended September 30, 2018, September 30, 2017 and June 30, 2018. Cost of services expressed as a percentage of services revenue is primarily reflective of how our fixed cost structure is being absorbed by revenue. Cost of services expressed as a percentage of service revenue showed a slight increase to 71% for the nine months ended September 30, 2018, compared to 70% for the nine months ended September 30, 2017. Cost of services for the nine months ended September 30, 2018, included additional costs to expand operations in certain locations associated with deployment of new laboratory technology and infrastructure for upcoming international projects.

Cost of Product Sales, excluding depreciation

Cost of product sales expressed as a percentage of product sales revenue improved to 69% for the three months ended September 30, 2018, compared to 76% for the three months ended September 30, 2017 and consistent with the three months ended June 30, 2018. Cost of product sales expressed as a percentage of product sales revenue improved to 70% for the nine months ended September 30, 2018, compared to 79% for the nine months ended September 30, 2017. The improvement in cost of product sales as a percentage of product sales revenue was primarily due to the improved absorption rates of our fixed costs.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended September 30, 2018 was $13.3 million compared to $11.9 million and $12.2 million for the three months ended September 30, 2017 and June 30, 2018, respectively. G&A expense for the nine months ended September 30, 2018 was $38.2 million, compared to $35.7 million for the nine months ended September 30, 2017. The variances are primarily due to changes in compensation expense during those periods.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2018 was $5.7 million compared to $6.0 million and $5.9 million for the three months ended September 30, 2017 and June 30, 2018, respectively. Depreciation and amortization expense for the nine months ended September 30, 2018 was $17.4 million, compared to $18.5 million for the nine months ended September 30, 2017. Reduced capital expenditures during 2016 and 2017 in response to the industry downturn has led to lower depreciation expense in the first nine months of 2018.

                                                                    Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Sale of assets	$(136)	$(12)	$(643)	$(314)
Results of non-consolidated subsidiaries	(57)	(112)	(126)	(287)
Foreign exchange	1,135	139	2,221	707
Rents and royalties	(264)	(99)	(500)	(329)
Return on pension assets and other pension costs	(201)	(159)	(621)	(437)
Severance, compensation and other charges	—	—	—	1,145
Acquisition-related costs	623	—	623	—
Other, net	(970)	220	(784)	415
Total other (income) expense, net	$130	$(23)	$170	$900

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Angolan Kwanza	$33	$(2)	$194	$(6)
Australian Dollar	50	(13)	161	—
British Pound	89	(27)	65	(82)
Canadian Dollar	(113)	(119)	244	(82)
Euro	108	431	92	1,266
Indonesian Rupiah	206	54	384	29
Turkish Lira	172	(7)	300	—
Other currencies, net	590	(178)	781	(418)
Total loss, net	$1,135	$139	$2,221	$707

Interest Expense

Interest expense for the three months ended September 30, 2018 was $3.3 million compared to $2.7 million and $3.3 million for the three months ended September 30, 2017 and June 30, 2018, respectively. Interest expense for the nine months ended September 30, 2018 was $9.7 million, compared to $8.0 million for the nine months ended September 30, 2017. The variances are primarily due to reclassification of the interest cost components of net periodic pension cost to interest expense in 2018.

Income Tax Expense

The effective tax rates for the three months ended September 30, 2018 was 29.8% compared to 15.0% and 16.6% for the three months ended to September 30, 2017 and June 30, 2018, respectively. Income tax expense was $9.4 million in the third quarter of 2018 compared to $3.6 million and $5.0 million for the three months ended September 30, 2017 and June 30, 2018, respectively, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates. Income tax expense was $19.7 million for the nine months ended September 30, 2018, compared to $10.2 million for the nine months ended September 30, 2017.

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

                                                                    Return to Index

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

See Note 6, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended September 30,		2018/2017		Three Months Ended June 30,	Q3 / Q2
	2018	2017	$ Change	% Change	2018	$ Change	% Change
Revenue:
Reservoir Description	$103,609	$101,442	$2,167	2%	$102,107	$1,502	1%
Production Enhancement	78,537	61,445	17,092	28%	73,368	5,169	7%
Consolidated	$182,146	$162,887	$19,259	12%	$175,475	$6,671	4%
Operating income (loss):
Reservoir Description	$14,956	$14,621	$335	2%	$14,760	$196	1%
Production Enhancement	19,243	12,165	7,078	58%	18,427	816	4%
Corporate and Other[1]	680	(117)	797	NM	262	418	160%
Consolidated	$34,879	$26,669	$8,210	31%	$33,449	$1,430	4%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful
		Nine Months Ended September 30,
		2018	2017	$ Change	% Change
Revenue:
Reservoir Description		$306,525	$310,650	$(4,125)	(1)%
Production Enhancement		221,114	167,058	54,056	32%
Consolidated		$527,639	$477,708	$49,931	10%
Operating income (loss):
Reservoir Description		$44,473	$49,231	$(4,758)	(10)%
Production Enhancement		55,357	28,633	26,724	93%
Corporate and Other[1]		814	(301)	1,115	NM
Consolidated		$100,644	$77,563	$23,081	30%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment
"NM" means not meaningful

                                                                    Return to Index

Reservoir Description

Revenue from the Reservoir Description segment of $103.6 million for the third quarter of 2018 increased 2% from $101.4 million in the third quarter of 2017, and increased 1% from $102.1 million in the second quarter of 2018. Revenue from the Reservoir Description segment decreased 1% to $306.5 million for the nine months ended September 30, 2018, compared to $310.7 million for the nine months ended September 30, 2017. Although this segment improved in the latest quarter, the decrease in revenue year-over-year is primarily attributable to delays in the recovery of international field development activity primarily in the North Sea, Middle East and Asia-Pacific regions as well as various deepwater plays. During the third quarter of 2018, Core continued to provide their clients with on-site sample collection services and pressure-volume-temperature ("PVT") laboratory measurements that allowed clients to calculate the economic value of their reservoirs under primary production. Furthermore, these data form the criteria necessary to determine when secondary, and possibly tertiary, recovery techniques might best be applied to optimize the EUR from these reservoirs. New fluid phase behavior projects were initiated in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Kuwait, Malaysia and other international locations. In addition to these PVT services, Core Lab performed customized reservoir condition EOR studies. These include the determination of minimum miscibility pressures, physical measurements of crude oil properties following gas injection and thermodynamic testing for reservoir simulation models. These test results allow Core’s clients to calculate the economic viability of miscible enhanced recovery processes, which could extend reservoir life and improve incremental hydrocarbon production.

Operating income of $15.0 million in the third quarter of 2018 increased 2% year-over-year compared to $14.6 million in the third quarter of 2017 and a slight increase of 1% sequentially from $14.8 million in the second quarter of 2018. The increase was primarily due to maintaining consistent operating margins on slightly higher revenue during the third quarter of 2018. Operating income was $44.5 million for the nine months ended September 30, 2018, compared to $49.2 million for the nine months ended September 30, 2017. This decrease was primarily due to lower international activity levels during the nine months of 2018 compared to the prior periods and increased costs associated with the deployment of new laboratory technology and infrastructure to service markets, such as new client-driven labs in Qatar and Indonesia which impacted third quarter operating margins.

Operating margins were over 14% in the third quarter of 2018, flat from the third quarter of 2017 and from the second quarter of 2018. Year-to-date operating margins were 15% for the nine months ended September 30, 2018, compared to 16% for the nine months ended September 30, 2017.

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on North American unconventional tight-oil reservoirs and complex completions and stimulations, was $78.5 million in the third quarter of 2018, an increase of 28% year-over-year from $61.4 million in the third quarter of 2017 and an increase of 7% sequentially from $73.4 million in the second quarter of 2018. Revenue from the Production Enhancement segment increased 32% to $221.1 million for the nine months ended September 30, 2018, compared to $167.1 million for the nine months ended September 30, 2017. Our clients continue to seek technological solutions for increasing daily production and estimated ultimate recoveries from their reservoirs. We continue to benefit from the increasing completion activity in the U.S. and our clients' acceptance of new services and products which were led by the FLOWPROFILER EDSTM and HERO® PerFRAC technologies.

Operating income in the third quarter of 2018 was $19.2 million, an increase from $12.2 million, or 58%, in the third quarter of 2017 and an increase from $18.4 million, or 4%, in the second quarter of 2018. Operating income for the nine months ended September 30, 2018 increased 93% to $55.4 million, compared to $28.6 million for the nine months ended September 30, 2017. The increased profitability is due to increased demand for our higher margin services and products and impact of higher revenue on our fixed-cost structure.

Operating margins were 25% in the third quarter of 2018, up from 20% in the third quarter of 2017 as we benefited from increased activity, increased demand for higher margin services and products and realized improved absorption rates of our fixed costs across higher revenues and level with the second quarter of 2018. Year-to-date operating margins were 25% for the nine months ended September 30, 2018, compared to 17% for the nine months ended September 30, 2017.

                                                                    Return to Index

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures, our dividend and share repurchase program. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2018, $10.1 million of our $14.1 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

	Nine Months Ended September 30,		2018 / 2017
	2018	2017	% Change
Cash flows provided by/(used in):
Operating activities	$73,926	$78,355	(6)%
Investing activities	(64,865)	(15,254)	325%
Financing activities	(9,361)	(64,085)	(85)%
Net change in cash and cash equivalents	$(300)	$(984)	(70)%

Cash flows provided by operating activities for the first nine months of 2018 compared to the same period in 2017 decreased primarily due to changes in working capital, offset by increased net income.

The increase in cash flows used in investing activities during the first nine months of 2018 compared to the same period in 2017 was primarily attributable to the funding of business acquisitions in the third quarter of 2018.

Cash flows used in financing activities decreased for the first nine months of 2018 compared to the same period in 2017. During the first nine months of 2018, we increased our debt by $70 million, as compared to increasing it by $17 million during the first nine months of 2017. In the first nine months of 2018, we repurchased 42,994 shares of our common stock for an aggregate purchase price of $4.8 million compared to the repurchase of 77,832 shares for an aggregate purchase price of $8.2 million during the same period in 2017. During the first nine months of 2018, we used $73 million to pay dividends, which is consistent with the amount paid for the same period in 2017.

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

	Nine Months Ended September 30,		2018 / 2017
	2018	2017	% Change
Free cash flow calculation:
Net cash provided by operating activities	$73,926	$78,355	(6)%
Less: cash paid for capital expenditures	(16,063)	(14,264)	13%
Free cash flow	$57,863	$64,091	(10)%

                                                                    Return to Index

The decrease in free cash flow for the first nine months of 2018 compared to the same period in 2017 was primarily due to increased net income offset by changes in working capital.

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

On June 19, 2018, we entered into an agreement to amend our revolving credit facility ("Credit Facility"). To appropriately size the facility, the aggregate borrowing commitment has been reduced from $400 million to $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $16.5 million at September 30, 2018, resulting in an available borrowing capacity under the Credit Facility of $135.5 million. In addition to those items under the Credit Facility, we had $13.9 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2018.

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 14 - Derivative Instruments and Hedging Activities.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer

                                                                    Return to Index

have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                                                    Return to Index

 CORE LABORATORIES N.V.
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
July 1 - 31, 2018 (1)	3,782	$126.21	—	3,896,213
August 1 - 31, 2018 (1)	216	111.91	—	3,896,803
September 1 - 30, 2018 (1)	2,738	114.55	—	3,904,100
Total	6,736	$121.01	—

(1) During the quarter 6,736 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3) We distributed 23,931 treasury shares upon vesting of stock-based awards during the three months ended September 30, 2018.

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

CORE LABORATORIES N.V.

Date:	October 25, 2018	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

                                                                    Return to Index