Form 10-Q
period 2019-03-31
CORE LABORATORIES N V
filed 2019-04-26
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 24, 2019 was 44,353,347.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,206	$13,116
Accounts receivable, net of allowance for doubtful accounts of $2,789 and $2,650 at 2019 and 2018, respectively	132,859	129,157
Inventories	50,147	45,664
Prepaid expenses	14,433	15,351
Income taxes receivable	12,517	13,993
Other current assets	13,261	13,696
TOTAL CURRENT ASSETS	236,423	230,977
PROPERTY, PLANT AND EQUIPMENT, net	124,758	122,917
RIGHT OF USE ASSETS	77,537	-
INTANGIBLES, net	12,887	13,054
GOODWILL	219,139	219,412
DEFERRED TAX ASSETS	64,657	11,252
OTHER ASSETS	56,359	51,215
TOTAL ASSETS	$791,760	$648,827
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,467	$41,155
Accrued payroll and related costs	32,768	22,549
Taxes other than payroll and income	7,071	7,488
Unearned revenue	18,430	17,325
Operating lease liabilities	13,003	-
Income taxes payable	2,326	2,917
Other current liabilities	10,550	11,113
TOTAL CURRENT LIABILITIES	128,615	102,547
LONG-TERM DEBT, net	294,896	289,770
LONG-TERM OPERATING LEASE LIABILITIES	64,090	-
DEFERRED COMPENSATION	48,087	49,359
DEFERRED TAX LIABILITIES	29,281	7,634
OTHER LONG-TERM LIABILITIES	39,438	38,617
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,333,774 outstanding at 2019 and 44,796,252 issued and 44,316,845 outstanding at 2018	1,148	1,148
Additional paid-in capital	65,084	57,438
Retained earnings	172,266	156,130
Accumulated other comprehensive income (loss)	(5,795)	(5,456)
Treasury shares (at cost), 462,478 at 2019 and 479,407 at 2018	(49,538)	(52,501)
Total Core Laboratories N.V. shareholders' equity	183,165	156,759
Non-controlling interest	4,188	4,141
TOTAL EQUITY	187,353	160,900
TOTAL LIABILITIES AND EQUITY	$791,760	$648,827

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
REVENUE:
Services	$120,338	$119,786
Product sales	48,856	50,232
Total revenue	169,194	170,018
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	92,359	83,288
Cost of product sales, exclusive of depreciation expense shown below	35,024	36,030
General and administrative expense, exclusive of depreciation expense shown below	17,437	12,709
Depreciation	5,239	5,582
Amortization	348	236
Other (income) expense, net	2,373	(143)
OPERATING INCOME	16,414	32,316
Interest expense	3,726	3,120
Income from continuing operations before income tax expense	12,688	29,196
Income tax expense (benefit)	(27,610)	5,273
Income from continuing operations	40,298	23,923
Income (Loss) from discontinued operations, net of income taxes	259	(346)
Net income	40,557	23,577
Net income attributable to non-controlling interest	47	50
Net income attributable to Core Laboratories N.V.	$40,510	$23,527

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$0.91	$0.54
Basic earnings (loss) per share from discontinued operations	$-	$(0.01)
Basic earnings per share attributable to Core Laboratories N.V.	$0.91	$0.53

Diluted earnings per share from continuing operations	$0.90	$0.54
Diluted earnings (loss) per share from discontinued operations	$0.01	$(0.01)
Diluted earnings per share attributable to Core Laboratories N.V.	$0.91	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,323	44,179
Diluted	44,734	44,463

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
Net income	$40,557	$23,577
Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	(372)	646
Interest rate swap amounts reclassified to interest expense	(49)	64
Income taxes on derivatives	89	(150)
Total derivatives	(332)	560
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	(25)	(21)
Amortization to net income of actuarial loss	15	84
Income taxes on pension and other postretirement benefit plans	3	(15)
Total pension and other postretirement benefit plans	(7)	48
Total other comprehensive income (loss)	(339)	608
Comprehensive income	40,218	24,185
Comprehensive income attributable to non-controlling interest	47	50
Comprehensive income attributable to Core Laboratories N.V.	$40,171	$24,135

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Three months ended
	March 31,
	2019	2018
	(Unaudited)
Common Shares
Balance at Beginning of Period	$1,148	$1,148
Balance at End of Period	$1,148	$1,148
Additional Paid-In Capital
Balance at Beginning of Period	$57,438	$54,463
Stock based-awards	7,646	1,207
Balance at End of Period	$65,084	$55,670
Retained Earnings
Balance at Beginning of Period	$156,130	$173,855
Dividends paid	(24,374)	(24,322)
Net income attributable to Core Laboratories N.V.	40,510	23,527
Balance at End of Period	$172,266	$173,060
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,456)	$(8,353)
Amortization of deferred pension costs, net of tax	(7)	48
Interest rate swaps, net of tax	(332)	560
Balance at End of Period	$(5,795)	$(7,745)
Treasury Stock
Balance at Beginning of Period	$(52,501)	$(76,269)
Stock based-awards	3,450	5,084
Repurchase of common shares	(487)	(3,310)
Balance at End of Period	$(49,538)	$(74,495)
Non-Controlling Interest
Balance at Beginning of Period	$4,141	$3,888
Net income attributable to non-controlling interest	47	50
Balance at End of Period	$4,188	$3,938
Total Equity
Balance at Beginning of Period	$160,900	$148,732
Stock based-awards	11,096	6,291
Repurchase of common shares	(487)	(3,310)
Dividends paid	(24,374)	(24,322)
Amortization of deferred pension costs, net of tax	(7)	48
Interest rate swaps, net of tax	(332)	560
Net income	40,557	23,577
Balance at End of Period	$187,353	$151,576

Cash Dividends per Share	$0.55	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$40,298	$23,923
Income (loss) from discontinued operations, net of tax	259	(346)
Net income	$40,557	$23,577
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	11,096	6,291
Depreciation and amortization	5,587	5,818
Changes to value of life insurance policies	(1,771)	29
Deferred income taxes	(31,760)	(256)
Other non-cash items	(74)	98
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,936)	(5,913)
Inventories	(4,407)	(3,686)
Prepaid expenses and other current assets	3,443	(901)
Other assets	(2,882)	742
Accounts payable	1,346	2,634
Accrued expenses	8,531	(2,281)
Unearned revenues	825	188
Other long-term liabilities	(1,399)	(3,247)
Net cash provided by operating activities	$25,156	$23,093
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(5,183)	$(4,443)
Patents and other intangibles	86	(72)
Proceeds from sale of assets	311	280
Premiums on life insurance	(419)	(382)
Net cash used in investing activities	$(5,205)	$(4,617)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	$(32,000)	$(29,000)
Proceeds from debt borrowings	37,000	37,000
Dividends paid	(24,374)	(24,322)
Repurchase of common shares	(487)	(3,310)
Net cash used in financing activities	$(19,861)	$(19,632)
NET CHANGE IN CASH AND CASH EQUIVALENTS	90	(1,156)
CASH AND CASH EQUIVALENTS, beginning of period	13,116	14,400
CASH AND CASH EQUIVALENTS, end of period	$13,206	$13,244

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,795	$4,149
Cash payments for income taxes	$1,476	$4,056

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2018 was derived from the 2018 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2018.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Finished goods	$28,038	$26,636
Parts and materials	19,023	13,704
Work in progress	3,086	5,324
Total inventories	$50,147	$45,664

Return to Index

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to our accounting policies as a result of adopting Topic 842 - Leases are discussed below:

Leases

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right of use (“ROU”) assets, other current liabilities and long-term operating lease liabilities in our Consolidated Balance Sheet. Finance leases are included in property and equipment, other current liabilities and other long term liabilities in our Consolidated Balance Sheet.

Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Where our lease does not provide an implicit rate, we estimate the discount rate used to discount the future minimum lease payments using our incremental borrowing rate and other information available at the commencement date. The ROU assets also include all initial direct costs incurred. Our lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

4. CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract assets and liabilities result due to the timing of revenue recognition, billings and cash collections.

Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the performance obligations. Contract assets are included in our accounts receivable and are not material as of March 31, 2019.

Contract liabilities consist of advance payments received and billings in excess of revenue recognized. We generally receive up-front payments relating to our consortia studies; we recognize revenue over the life of the study as the testing and analysis results are made available to our consortia members. We record billings in excess of revenue recognized for contracts with a duration less than twelve months as unearned revenue. We classify contract liabilities for contracts with a duration greater than twelve months as current or non-current based on the timing of when we expect to recognize revenue. The current portion of contract liabilities is included in unearned revenue and the non-current portion of contract liabilities is included in other long-term liabilities in our consolidated balance sheet.

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Contract assets
Current	$791	$1,145
Non-Current	244	188
	$1,035	$1,333
Contract Liabilities
Current	$7,595	$5,963
Non-current	1,154	1,401
	$8,749	$7,364

Return to Index

March 31, 2019
Estimate of when contract liabilities will be recognized
within 12 months	$7,595
within 12 to 24 months	1,154
greater than 24 months	-

We did not recognize any impairment losses on our receivables and contract assets for the three months ended March 31, 2019.

5. ACQUISITIONS

In 2018, we acquired a business providing downhole technologies associated with perforating systems for $49.1 million in cash. These downhole technologies will significantly enhance Core Lab's Production Enhancement operations and its ability to bring new and innovative product offerings to our clients. We have estimated the fair value of tangible assets acquired to be $4.3 million, and intangible assets, including patents, customer-relationship benefits, non-compete agreements and trade secrets to be $3.8 million. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition which resulted in an increase to goodwill of $41.0 million. We have not finalized the assessment of the fair values of assets acquired and liabilities assumed; estimates of certain assets and liabilities require significant judgments and assumptions, and our estimates of acquisition date fair value will be determined upon finalization of our analysis. The fair value estimates are subject to adjustment during the measurement period subsequent to the acquisition date, not to exceed one year. The acquisition is included in the Production Enhancement business segment.

The acquisition of this business did not have a material impact on our Consolidated Balance Sheet or Consolidated Statements of Operations.

6. DISCONTINUED OPERATIONS

In 2018, in a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment. We are in the final stages of negotiating the divesture of this business.

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

Return to Index

Selected data for this discontinued business consisted of the following (in thousands):

	Three Months Ended
	March 31, 2019	March 31, 2018
Services	$699	$476
Product sales	1,768	530
Total Revenue	2,467	1,006
Cost of services, exclusive of depreciation expense shown below	345	561
Cost of product sales, exclusive of depreciation expense shown below	1,642	822
Depreciation and amortization	-	58
Other (income) expense	(26)	8
Operating Income	506	(443)
Income tax expense (benefit)	247	(97)
Income (loss) from discontinued operations, net of income taxes	$259	$(346)

	March 31, 2019	December 31, 2018
Current assets	$4,310	$3,712
Non-current assets	1,832	1,848
Total assets	$6,142	$5,560

Current liabilities	$1,781	$1,633
Non-current liabilities	83	82
Total liabilities	$1,864	$1,715

Net cash provided by operating activities of discontinued operations for the three months ended March 31, 2019 and 2018 was $0.7 million and $0.5 million, respectively.

7. LONG-TERM DEBT

We have no financing lease obligations. Long-term debt is as follows (in thousands):

	March 31, 2019	December 31, 2018
Senior Notes	$150,000	$150,000
Credit Facility	147,000	142,000
Total long-term debt	297,000	292,000
Less: Debt issuance costs	(2,104)	(2,230)
Long-term debt, net	$294,896	$289,770

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

Return to Index

The aggregate borrowing commitment under our revolving credit facility (the “Credit Facility”) is $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $17.7 million at March 31, 2019, resulting in an available borrowing capacity under the Credit Facility of $135.3 million. In addition to those items under the Credit Facility, we had $13.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2019.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (consolidated EBITDA divided by interest expense) and a leverage ratio (consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 2.5 to 1.0. The terms of our Credit Facility allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principle would affect the computation of any financial ratio or requirement of the Credit Facility. The adoption on January 1, 2019 of ASU 2016-02 does not affect the calculation of consolidated EBITDA under the agreement. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 15 - Derivative Instruments and Hedging Activities.

The estimated fair value of total debt at March 31, 2019 and December 31, 2018 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

8. PENSION

Defined Benefit Plan

We provide a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. The pension benefit is based on years of service and final pay or career average pay, depending on when the employee began participating. The benefits earned by the employees are immediately vested.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Service cost	$192	$349
Interest cost	260	300
Expected return on plan assets	(232)	(259)
Amortization of prior service cost	(25)	(21)
Amortization of actuarial loss	15	84
Net periodic pension cost	$210	$453

During the three months ended March 31, 2019, we contributed $0.6 million to fund the estimated 2019 premiums on investment contracts held by the Dutch Plan.

Return to Index

9. COMMITMENTS AND CONTINGENCIES

We have been and may from time to time be named as a defendant in legal actions that arise in the ordinary course of business. These include, but are not limited to, employment-related claims and contractual disputes or claims for personal injury or property damage which occur in connection with the provision of our services and products. A liability is accrued when a loss is both probable and can be reasonably estimated. During the three months ended March 31, 2019, we recorded contingent liabilities in the amount of $3.2 million associated with these claims.

10. EQUITY

During the three months ended March 31, 2019, we repurchased 7,226 of our common shares for $0.5 million, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 24,155 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2019.

In February, 2019, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on April 16, 2019, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on April 26, 2019 and payable on May 21, 2019.

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
Prior service cost	$575	$593
Unrecognized net actuarial loss	(6,232)	(6,243)
Fair value of derivatives, net of tax	(138)	194
Total accumulated other comprehensive (loss)	$(5,795)	$(5,456)

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

	Three Months Ended
	March 31,
	2019	2018
Weighted average basic common shares outstanding	44,323	44,179
Effect of dilutive securities:
Performance shares	393	231
Restricted stock	18	53
Weighted average diluted common and potential common shares outstanding	44,734	44,463

Return to Index

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Sale of assets	$(246)	$(152)
Results of non-consolidated subsidiaries	(73)	(58)
Foreign exchange	37	432
Rents and royalties	(106)	(94)
Employment-related charges	3,200	-
Return on pension assets and other pension costs	260	300
Other, net	(699)	(571)
Total other (income) expense, net	$2,373	$(143)

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
(Gains) losses by currency	2019	2018
British Pound	$13	$(128)
Canadian Dollar	59	115
Euro	(90)	246
Other currencies, net	55	199
Total loss, net	$37	$432

13. INCOME TAX EXPENSE

The effective tax rates for the three months ended March 31, 2019 and 2018 were (217.6)% and 18.1%, respectively. In the first quarter of 2019, we recorded net income tax benefit of $27.6 million compared to income tax expense of $5.3 million in the same period in 2018. This was due to a corporate restructuring which resulted in a net tax benefit of $58.5 million, and tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item to the quarter ended March 31, 2019. In addition, the effective tax rate was impacted by changes in activity levels in jurisdictions with differing tax rates. Excluding discrete items, the effective tax rate was 19.7% and 20.9% for the three months ended March 31, 2019 and 2018, respectively.

14. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

Return to Index

Three Months Ended March 31, 2019
Lease Cost
Operating lease cost	$4,752
Short-term lease cost	294
Variable lease cost	119
Total lease cost	$5,165

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,597
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,670
Weighted-average remaining lease term- operating leases	9.21 years
Weighted-average discount rate - operating leases	5.01%

Scheduled undiscounted cash flows for non-cancellable leases at March 31, 2019 consist of the following (in thousands):

Operating Leases
Remainder of 2019	$12,641
2020	13,816
2021	11,275
2022	9,841
2023	8,284
Thereafter	41,542
Total undiscounted lease payments	$97,399
Less: Imputed Interest	(20,306)
Total lease liabilities	$77,093

We adopted ASU 2017-06 using the cumulative effect transition method on January 1, 2019. As required, the following disclosure is provided for periods prior to adoption. Scheduled minimum rental commitments under non-cancellable operating leases at December 31, 2018, consist of the following (in thousands):

Operating Leases
2019	$16,267
2020	12,572
2021	9,774
2022	7,955
2023	4,938
Thereafter	14,815
Total commitments	$66,321

The Company has elected to apply the short-term lease exemption to all of its classes of underlying assets. Accordingly, no ROU asset or lease liability is recognized for leases with a term of twelve months or less.

The Company has elected to apply the practical expedient for combining lease and non-lease components for vehicle leases and elected not to apply the practical expedient for combining lease and non-lease components to all other classes of underlying assets.

15. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

Return to Index

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

At March 31, 2019, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $97 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	March 31, 2019	December 31, 2018	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$78	$135	Other long-term assets
10 year interest rate swap	(434)	(70)	Other long-term assets (liabilities)
	$(356)	$65

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(49)	$8	Increase (decrease) to interest expense
10 year interest rate swap	—	56	Increase to interest expense
	$(49)	$64

Return to Index

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

		Fair Value Measurement at
		March 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$45,824	$—	$45,824	$—
5 year interest rate swap	78	—	78	—
	$45,902	$—	$45,902	$—
Liabilities:
Deferred compensation plan	$35,911	$—	$35,911	$—
10 year interest rate swap	434	—	434	—
	$36,345	$—	$36,345	$—

		Fair Value Measurement at
		December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$42,161	$—	$42,161	$—
5 year interest rate swap	135	—	135	—
	$42,296	$—	$42,296	$—
Liabilities:
Deferred compensation plan	$33,287	$—	$33,287	$—
10 year interest rate swap	70	—	70	—
	$33,357	$—	$33,357	$—

(1)	Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation agreements.

17. SEGMENT REPORTING

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three Months Ended March 31, 2019
Revenue from unaffiliated clients	$103,292	$65,902	$—	$169,194
Inter-segment revenue	96	44	(140)	—
Segment operating income	6,179	9,912	323	16,414
Total assets (at end of period)	342,617	290,734	158,409	791,760
Capital expenditures	1,902	2,851	430	5,183
Depreciation and amortization	3,987	1,183	417	5,587
Three Months Ended March 31, 2018
Revenue from unaffiliated clients	$100,809	$69,209	$—	$170,018
Inter-segment revenue	47	51	(98)	—
Segment operating income (loss)	14,757	17,687	(128)	32,316
Total assets (at end of period)	319,830	217,935	59,375	597,140
Capital expenditures	2,181	1,847	415	4,443
Depreciation and amortization	4,248	1,002	568	5,818
(1) "Corporate & Other" represents those items that are not directly related to a particular segment, eliminations and the assets and liabilities of discontinued operations.

18. RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in 2019

In February 2016, the FASB issued ASU 2016-02 ("Leases"), which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The new standard establishes a right-of-use ("ROU") model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. In July 2018, the FASB issued ASU 2018-11 ("Targeted Improvements to Leases"), which provides companies with an additional transition method that allows the effects of the adoption of the new standard to be recognized as a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected this optional transition method for adoption. The adoption of this standard on January 1, 2019 had a material impact to our Consolidated Balance Sheet; but not to our Consolidated Statement of Operations or Cash Flows. The most significant impact was the recognition of $77.5 million of ROU assets and liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13 ("Measurement of Credit Losses on Financial Instruments") which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We are evaluating the impact that the adoption of this standard will have on our consolidated financial statements, including accounting policies, processes and systems.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2019 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report").

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

Return to Index

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2018 Annual Report and in Part II of this Quarterly Report, as well as the other reports filed by us with the Securities and Exchange Commission ("SEC").

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

We are encouraged by the increased focus of our major clients regarding capital management, return on invested capital, free cash flow, and returning capital back to their shareholders, as opposed to a focus on production growth at any cost. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core’s worldwide client base. We expect to benefit from our clients’ shift in focus from strictly production growth to employing higher technological solutions in their efforts to maximize economic production growth and estimated ultimate recovery ("EUR").

Crude oil prices peaked in October 2018 and decreased over 40% by December 2018; however, crude oil prices rebounded and strengthened in the first quarter of 2019. The price of crude oil at the end of the first quarter of 2019 improved approximately 30% from the end of the fourth quarter of 2018.

The U.S. completion growth rate appears to be moderating until certain logistical bottlenecks are addressed (e.g. primarily supply chain logistics and take-away restrictions are resolved in the Permian Basin). In addition, an emerging trend to larger pad drilling sites, increasing from six to eight wells up to 24 wells, will create an increase in drilled but uncompleted wells over the next several quarters. Combined, these issues could impact the rate of revenue growth opportunity for any company that is reliant on completions as a catalyst for growth.

After five years of muted investment in international, offshore and deepwater projects, oil companies announced more than 30 final investment decisions (“FIDs”) in 2018, an increase of more than 20% from 2017. The renewed investment at a global level is critical in order to meet future supply needs. Recognition of the need for investment is evidenced by the FIDs announced over the last two years and Wood McKenzie’s estimation of another 30 upstream projects for 2019. These international, offshore and deepwater projects continue to progress in their initial phases of planning, mobilizing equipment and initial drilling of wells. However, Core Lab anticipates a slowing in further project announcements until confidence in the balance of global crude-oil markets is restored. The revenue opportunity for Reservoir Description occurs once the well has been drilled and core and fluid samples are taken and analyzed.

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended March 31,				Change
	2019		2018		$	%
REVENUE:
Services	$120,338	71%	$119,786	70%	$552	0%
Product sales	48,856	29%	50,232	30%	(1,376)	(3)%
Total revenue	169,194	100%	170,018	100%	(824)	(0)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	92,359	77%	83,288	70%	9,071	11%
Cost of product sales, exclusive of depreciation expense shown below*	35,024	72%	36,030	72%	(1,006)	(3)%
Total cost of services and product sales	127,383	75%	119,318	70%	8,065	7%
General and administrative expense	17,437	10%	12,709	7%	4,728	37%
Depreciation and amortization	5,587	3%	5,818	3%	(231)	(4)%
Other (income) expense, net	2,373	1%	(143)	0%	2,516	NM
Operating income	16,414	10%	32,316	19%	(15,902)	(49)%
Interest expense	3,726	2%	3,120	2%	606	19%
Income before income tax expense	12,688	7%	29,196	17%	(16,508)	(57)%
Income tax expense (benefit)	(27,610)	(16)%	5,273	3%	(32,883)	NM
Income from continuing operations	40,298	24%	23,923	14%	16,375	68%
Income from discontinued operations, net of tax	259	0%	(346)	0%	605	NM
Net Income	40,557	24%	23,577	14%	16,980	72%
Net income (loss) attributable to non-controlling interest	47	0%	50	0%	(3)	(6)%
Net income attributable to Core Laboratories N.V.	$40,510	24%	$23,527	14%	$16,983	72%
"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue

Return to Index

	Three Months Ended				Change
	March 31, 2019		December 31, 2018		$	%
REVENUE:
Services	$120,338	71%	$120,795	70%	$(457)	(0)%
Product sales	48,856	29%	52,412	30%	(3,556)	(7)%
Total revenue	169,194	100%	173,207	100%	(4,013)	(2)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	92,359	77%	85,351	71%	7,008	8%
Cost of product sales, exclusive of depreciation expense shown below*	35,024	72%	40,343	77%	(5,319)	(13)%
Total cost of services and product sales	127,383	75%	125,694	73%	1,689	1%
General and administrative expense	17,437	10%	24,721	14%	(7,284)	(29)%
Depreciation and amortization	5,587	3%	5,721	3%	(134)	(2)%
Other (income) expense, net	2,373	1%	(907)	(1)%	3,280	NM
Operating income	16,414	10%	17,978	10%	(1,564)	(9)%
Interest expense	3,726	2%	3,634	2%	92	3%
Income before income tax expense	12,688	7%	14,344	8%	(1,656)	(12)%
Income tax expense (benefit)	(27,610)	(16)%	5,750	3%	(33,360)	NM
Income from continuing operations	40,298	24%	8,594	5%	31,704	369%
Income (loss) from discontinued operations	259	—%	408	—%	(149)	NM
Net income	40,557	24%	9,002	5%	31,555	351%
Net income (loss) attributable to non-controlling interest	47	—%	167	—%	(120)	(72)%
Net income attributable to Core Laboratories N.V.	$40,510	24%	$8,835	5%	$31,675	359%
"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018 and December 31, 2018

Services Revenue

Services revenue, which is tied more to activities associated with the exploration and production of oil and gas outside the U.S., of $120.3 million in the first quarter of 2019 was relatively flat compared to $119.8 million and $120.8 million in the first quarter of 2018 and fourth quarter of 2018, respectively. Crude oil prices strengthened throughout 2018 until the fourth quarter, when they temporarily dropped some 40%. However, the crude oil prices rebounded and strengthened during the first quarter of 2019, which provides a more positive outlook and support for larger and longer-term projects. Although our clients announced final investment decisions in 2018 for several projects outside the U.S. and in offshore environments, significant activity on these projects will not start until later in 2019 and wells must be drilled and/or completed, stimulated, cored and have reservoir fluid samples collected, before we see a revenue opportunity.

International activity remained effectively flat through 2018 as most international development projects continued to be funded largely from operating budgets, however capital spending directed towards international projects is anticipated to expand during 2019. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations such as offshore South America, and the Middle East, including Kuwait and the United Arab Emirates.

Return to Index

Product Sales Revenue

Product sales revenue, which is tied more to the completion of wells in North America, of $48.9 million in the first quarter of 2019, decreased 2.6% year-over-year from $50.2 million in the first quarter of 2018 and decreased 6.7% from $52.4 million for the fourth quarter of 2018. Our product sales revenue is primarily driven by completions of wells in the North American market and, more specifically, the activity associated with the completion of each stage in a wellbore. The sharp decrease of crude oil prices during the fourth quarter of 2018 combined with the supply chain logistics and take-away restrictions associated with the Permian Basin resulted in decreased activity for the U.S. onshore market at the end of the fourth quarter. This sharp decrease in the U.S. onshore activity continued into the first quarter of 2019. We continue to benefit from our clients' acceptance of new products which were led by our newly introduced technologies, including our HERO® PerFRAC perforating system.

Cost of Services, excluding depreciation

Cost of services increased to $92.4 million in the three months ended March 31, 2019 compared to $83.3 million and $85.4 million in the three months ended March 31, 2018 and December 31, 2018, respectively. Cost of services expressed as a percentage of services revenue increased to 77% for the three months ended March 31, 2019, compared to 70% and 71% in the three months ended March 31, 2018 and December 31, 2018, respectively. The increase in Cost of services during the three months ended March 31, 2019 was primarily due to compensation and related charges.

Cost of Product Sales, excluding depreciation

Cost of product sales decreased to $35.0 million in the three months ended March 31, 2019 compared to $36.0 million and $40.3 million in the three months ended March 31, 2018 and December 31, 2108, respectively. Cost of product sales expressed as a percentage of product sales revenue was 72% for the three months ended March 31, 2019, flat compared to 72% and decreased from the 77% for the three months ended March 31, 2018 and December 31, 2018, respectively. Cost of product sales as a percentage of product sales revenue is primarily reflective of how our fixed cost structure is absorbed by revenue.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended March 31, 2019 was $17.4 million compared to $12.7 million and $24.7 million for the three months ended March 31, 2018 and December 31, 2018, respectively. The variances are primarily due to changes in compensation expense during those periods, including additional stock compensation expense of $7.2 million and $9.9 million recorded in the three months ended March 31, 2019 and December 31, 2018, respectively, for retirement eligible employees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2019 was $5.6 million compared to $5.8 million and $5.7 million for the three months ended March 31, 2018 and December 31, 2018, respectively.

Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Sale of assets	$(246)	$(152)
Results of non-consolidated subsidiaries	(73)	(58)
Foreign exchange	37	432
Rents and royalties	(106)	(94)
Employment-related charges	3,200	-
Return on pension assets and other pension costs	260	300
Other, net	(699)	(571)
Total other (income) expense, net	$2,373	$(143)

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
(Gains) losses by currency	2019	2018
British Pound	$13	$(128)
Canadian Dollar	59	115
Euro	(90)	246
Other currencies, net	55	199
Total loss, net	$37	$432

Interest Expense

Interest expense for the three months ended March 31, 2019 was $3.7 million compared to $3.1 million and $3.6 million for the three months ended March 31, 2018 and December 31, 2018, respectively. The variances are primarily due to changes in the aggregated variable rate debt taken in the respective quarters in 2018 and 2019.

Income Tax Expense

The effective tax rate for the three months ended March 31, 2019 and 2018 was (217.6)% and 18.1%, respectively. In the first quarter of 2019, we recorded net income tax benefit of $27.6 million compared to income tax expense of $5.3 million in the same period in 2018. This was due to a corporate restructuring which resulted in a net tax benefit of $58.5 million, and tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item to the quarter ended March 31, 2019. In addition, the effective rate was impacted by changes in activity levels in jurisdictions with differing tax rates. Excluding discrete items, the effective tax rate was 19.7% for the three months ended March 31, 2019.

The tax benefit of the corporate restructuring is reflected as a deferred tax asset on the Consolidated Balance Sheet which will be realized over the years 2019 until 2033.

Discontinued Operations

In 2018, in a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which have been part of our Production Enhancement segment. We are in the final stages of negotiating the divesture of this business.

See Note 6, Discontinued Operations for additional information.

Return to Index

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended March 31,		2019/2018		Three Months Ended December 31,	Q1 / Q4
	2019	2018	$ Change	% Change	2018	$ Change	% Change
Revenue:
Reservoir Description	$103,292	$100,809	$2,483	2%	$106,557	$(3,265)	(3)%
Production Enhancement	65,902	69,209	(3,307)	(5)%	66,650	(748)	(1)%
Consolidated	$169,194	$170,018	$(824)	—	$173,207	$(4,013)	(2)%
Operating income (loss):
Reservoir Description	$6,179	$14,757	$(8,578)	(58)%	$10,374	$(4,195)	(40)%
Production Enhancement	9,912	17,687	(7,775)	(44)%	7,682	2,230	29%
Corporate and Other[1]	323	(128)	451	NM	(78)	401	NM
Consolidated	$16,414	$32,316	$(15,902)	(49)%	$17,978	$(1,564)	(9)%

(1) "Corporate and Other" represents those items that are not directly related to a particular segment.
"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment of $103.3 million for the first quarter of 2019 increased 2% from $100.8 million in the first quarter of 2018, and decreased 3% from $106.6 million in the fourth quarter of 2018. This segment’s operations continue to work on large-scale, long-term, crude-oil and liquefied natural gas (“LNG”) projects with an emphasis on producing fields located in offshore developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore Europe and Africa, offshore South America, North America, and the Middle East.

Operating income of $6.2 million in the first quarter of 2019 decreased 58% year-over-year compared to $14.8 million in the first quarter of 2018 and decreased 40% sequentially from $10.4 million in the fourth quarter of 2018. The year-over-year decrease was due to additional expense recorded for stock compensation related to retirement eligible employees and employment-related charges of $7.9 million and $6.3 million in the three months ended March 31, 2019 and December 31, 2018, respectively.

Operating margins were 6% in the first quarter of 2019, down from 15% during the first quarter of 2018 and down from 10% during the fourth quarter of 2018.

Return to Index

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on North American unconventional tight-oil reservoirs and complex completions and stimulations, was $65.9 million in the first quarter of 2019, a decrease of 5% year-over-year from $69.2 million in the first quarter of 2018 and a decrease of 1% sequentially from $66.7 million in the fourth quarter of 2018. The significant decrease in the crude oil commodity price in the fourth quarter of 2018, resulted in a decrease of drilling and well completion activities in the U.S. onshore market at the end of the fourth quarter 2018. The lower level of drilling and well completion activity continued into the first quarter of 2019. However, our clients continue to seek technological solutions for increasing daily production and estimated ultimate recoveries from their reservoirs and we continue to benefit from our clients' acceptance of new services and products which were led by the FLOWPROFILER EDSTM and HERO® PerFRAC technologies.

Operating income in the first quarter of 2019 was $9.9 million, a decrease from $17.7 million, or 44%, in the first quarter of 2018 and an increase from $7.7 million, or 29%, in the fourth quarter of 2018. The increased profitability sequentially is due to increased demand for our higher margin services and products. The first quarter of 2019 and fourth quarter of 2018 both include additional stock compensation expense of $2.5 million and $3.6, respectively, for retirement eligible employees.

Operating margins were 15% in the first quarter of 2019, down from 26% in the first quarter of 2018 up from 12% for the fourth quarter of 2018.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures, our dividend and share repurchase program. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2019, $11.8 million of our $13.2 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

	Three months ended March 31,		2019/2018
	2019	2018	% Change
Cash flows provided by/(used in):
Operating activities	$25,156	$23,093	9%
Investing activities	(5,205)	(4,617)	13%
Financing activities	(19,861)	(19,632)	1%
Net change in cash and cash equivalents	$90	$(1,156)	(108)%

Cash flows provided by operating activities for the first three months of 2019 compared to the same period in 2018 increased primarily due to increased net income offset by changes in working capital.

The increase in cash flows used in investing activities during the first three months of 2019 compared to the same period in 2018 was primarily attributable to increased capital expenditures in 2019.

Return to Index

Cash flows used in financing activities for the first three months of 2019 was relatively flat compared to the same period in 2018. During the first three months of 2019, we increased our debt by $5 million, as compared to increasing it by $8 million during the first three months of 2018. In the first three months of 2019, we repurchased 7,226 shares of our common stock for an aggregate purchase price of $0.5 million compared to the repurchase of 30,298 shares for an aggregate purchase price of $3.3 million during the same period in 2018. During the first three months of 2019, we used $24.4 million to pay dividends, which is consistent with the amount paid for the same period in 2018.

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

	Three months ended March 31,		2019/2018
	2019	2018	% Change
Free cash flow calculation:
Net cash provided by operating activities	$25,156	$23,093	9%
Less: cash paid for capital expenditures	5,183	4,443	17%
Free cash flow	$19,973	$18,650	7%

The increase in free cash flow for the first three months of 2019 compared to the same period in 2018 was primarily due to increased net income offset by changes in working capital.

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

The aggregate borrowing commitment under our Credit Facility is $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $17.7 million at March 31, 2019, resulting in an available borrowing capacity under the Credit Facility of $135.3 million. In addition to those items under the Credit Facility, we had $13.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2019.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (consolidated EBITDA divided by interest expense) and a leverage ratio (consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 2.5 to 1.0. The terms of our Credit Facility allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in

Return to Index

accounting principle would affect the computation of any financial ratio or requirement of the Credit Facility. The adoption on January 1, 2019 of ASU 2016-02 does not affect the calculation of consolidated EBITDA under the agreement. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million. See Note 15 - Derivative Instruments and Hedging Activities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2018 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2018 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9 to our Consolidated Interim Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2018 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
January 1 - 31, 2019 (1)	-	$-	—	4,000,218
February 1 - 28, 2019 (1)	41	$69.87	—	4,000,327
March 1 - 31, 2019 (1)	7,185	$67.37	—	4,017,147
Total	7,226	$67.38	—

(1)	During the quarter 7,226 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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

(3)	We distributed 24,155 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2019.

Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	XBRL Instance Document	Filed herewith
101.SCH	-	XBRL Schema Document	Filed herewith
101.CAL	-	XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	XBRL Label Linkbase Document	Filed herewith
101.PRE	-	XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	XBRL Definition Linkbase Document	Filed herewith

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.

Date:	April 25, 2019	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index