Form 10-Q
period 2019-06-30
CORE LABORATORIES N V
filed 2019-07-26
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value EUR 0.02)	CLB	New York Stock Exchange
Common Stock (par value EUR 0.02)	CLB	Euronext Amsterdam Stock Exchange

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

Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 24, 2019 was 44,362,895.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2019

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$12,546	$13,116
Accounts receivable, net of allowance for doubtful accounts of $2,738 and $2,650 at 2019 and 2018, respectively	134,900	129,157
Inventories	49,311	45,664
Prepaid expenses	13,078	15,351
Income taxes receivable	8,327	13,993
Other current assets	7,071	13,696
TOTAL CURRENT ASSETS	225,233	230,977
PROPERTY, PLANT AND EQUIPMENT, net	125,699	122,917
RIGHT OF USE ASSETS	76,290	—
INTANGIBLES, net	17,083	13,054
GOODWILL	214,360	219,412
DEFERRED TAX ASSETS, net	66,361	11,252
OTHER ASSETS	56,492	51,215
TOTAL ASSETS	$781,518	$648,827
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$41,995	$41,155
Accrued payroll and related costs	32,108	22,549
Taxes other than payroll and income	7,118	7,488
Unearned revenues	14,070	17,325
Operating lease liabilities	12,968	—
Income taxes payable	1,528	2,917
Other current liabilities	15,039	11,113
TOTAL CURRENT LIABILITIES	124,826	102,547
LONG-TERM DEBT, net	290,022	289,770
LONG-TERM OPERATING LEASE LIABILITIES	62,737	—
DEFERRED COMPENSATION	49,162	49,359
DEFERRED TAX LIABILITIES, net	27,612	7,634
OTHER LONG-TERM LIABILITIES	34,667	38,617
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,354,797 outstanding at 2019 and 44,796,252 issued and 44,316,845 outstanding at 2018	1,148	1,148
Additional paid-in capital	64,064	57,438
Retained earnings	175,285	156,130
Accumulated other comprehensive income (loss)	(6,359)	(5,456)
Treasury shares (at cost), 441,455 at 2019 and 479,407 at 2018	(45,877)	(52,501)
Total Core Laboratories N.V. shareholders' equity	188,261	156,759
Non-controlling interest	4,231	4,141
TOTAL EQUITY	192,492	160,900
TOTAL LIABILITIES AND EQUITY	$781,518	$648,827

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

 CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended
	June 30,
	2019	2018
	(Unaudited)
REVENUE:
Services	$117,874	$122,094
Product sales	51,164	53,381
Total revenue	169,038	175,475
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	86,007	86,759
Cost of product sales, exclusive of depreciation expense shown below	38,444	37,014
General and administrative expense, exclusive of depreciation expense shown below	9,801	12,202
Depreciation	5,193	5,628
Amortization	593	240
Other (income) expense, net	992	183
OPERATING INCOME	28,008	33,449
Interest expense	3,714	3,296
Income from continuing operations before income tax expense	24,294	30,153
Income tax expense	4,808	5,020
Income from continuing operations	19,486	25,133
Income (loss) from discontinued operations, net of income taxes	7,971	(328)
Net income	27,457	24,805
Net income attributable to non-controlling interest	43	53
Net income attributable to Core Laboratories N.V.	$27,414	$24,752

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$0.44	$0.57
Basic earnings (loss) per share from discontinued operations	$0.18	$(0.01)
Basic earnings per share attributable to Core Laboratories N.V.	$0.62	$0.56

Diluted earnings per share from continuing operations	$0.43	$0.57
Diluted earnings (loss) per share from discontinued operations	$0.18	$(0.01)
Diluted earnings per share attributable to Core Laboratories N.V.	$0.61	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,354	44,203
Diluted	44,815	44,493

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six months ended
	June 30,
	2019	2018
	(Unaudited)
REVENUE:
Services	$238,212	$241,880
Product sales	100,020	103,613
Total revenue	338,232	345,493
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	176,373	170,047
Cost of product sales, exclusive of depreciation expense shown below	75,461	73,044
General and administrative expense, exclusive of depreciation expense shown below	27,238	24,911
Depreciation	10,432	11,210
Amortization	941	476
Other (income) expense, net	3,365	40
OPERATING INCOME	44,422	65,765
Interest expense	7,440	6,416
Income from continuing operations before income tax expense	36,982	59,349
Income tax expense (benefit)	(22,802)	10,293
Income from continuing operations	59,784	49,056
Income (loss) from discontinued operations, net of income taxes	8,230	(674)
Net income	68,014	48,382
Net income attributable to non-controlling interest	90	103
Net income attributable to Core Laboratories N.V.	$67,924	$48,279

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$1.35	$1.11
Basic earnings (loss) per share from discontinued operations	$0.18	$(0.02)
Basic earnings per share attributable to Core Laboratories N.V.	$1.53	$1.09

Diluted earnings per share from continuing operations	$1.33	$1.10
Diluted earnings (loss) per share from discontinued operations	$0.18	$(0.02)
Diluted earnings per share attributable to Core Laboratories N.V.	$1.51	$1.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,339	44,191
Diluted	44,848	44,515

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income	$27,457	$24,805	$68,014	$48,382
Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	(657)	235	(1,029)	881
Interest rate swap amounts reclassified to interest expense	(45)	25	(94)	89
Income taxes on derivatives	147	(54)	236	(204)
Total derivatives	(555)	206	(887)	766
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	(25)	(18)	(50)	(39)
Amortization to net income of actuarial loss	14	84	29	168
Income taxes on pension and other postretirement benefit plans	2	(17)	5	(32)
Total pension and other postretirement benefit plans	(9)	49	(16)	97
Total other comprehensive income (loss)	(564)	255	(903)	863
Comprehensive income	26,893	25,060	67,111	49,245
Comprehensive income attributable to non-controlling interest	43	53	90	103
Comprehensive income attributable to Core Laboratories N.V.	$26,850	$25,007	$67,021	$49,142

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Common Shares
Balance at Beginning of Period	$1,148	$1,148	$1,148	$1,148
Balance at End of Period	$1,148	$1,148	$1,148	$1,148

Additional Paid-In Capital
Balance at Beginning of Period	$65,084	$55,670	$57,438	$54,463
Stock based-awards	(1,020)	3,257	6,626	4,464
Balance at End of Period	$64,064	$58,927	$64,064	$58,927

Retained Earnings
Balance at Beginning of Period	$172,266	$173,060	$156,130	$173,855
Dividends paid	(24,395)	(24,313)	(48,769)	(48,635)
Net income attributable to Core Laboratories N.V.	27,414	24,752	67,924	48,279
Balance at End of Period	$175,285	$173,499	$175,285	$173,499

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(5,795)	$(7,745)	$(5,456)	$(8,353)
Amortization of deferred pension costs, net of tax	(9)	49	(16)	97
Interest rate swaps, net of tax	(555)	206	(887)	766
Balance at End of Period	$(6,359)	$(7,490)	$(6,359)	$(7,490)

Treasury Stock
Balance at Beginning of Period	$(49,538)	$(74,495)	$(52,501)	$(76,269)
Stock based-awards	4,265	2,844	7,715	7,928
Repurchase of common shares	(604)	(650)	(1,091)	(3,960)
Balance at End of Period	$(45,877)	$(72,301)	$(45,877)	$(72,301)

Non-Controlling Interest
Balance at Beginning of Period	$4,188	$3,938	$4,141	$3,888
Net income attributable to non-controlling interest	43	53	90	103
Balance at End of Period	$4,231	$3,991	$4,231	$3,991

Total Equity
Balance at Beginning of Period	$187,353	$151,576	$160,900	$148,732
Stock based-awards	3,245	6,101	14,341	12,392
Repurchase of common shares	(604)	(650)	(1,091)	(3,960)
Dividends paid	(24,395)	(24,313)	(48,769)	(48,635)
Amortization of deferred pension costs, net of tax	(9)	49	(16)	97
Interest rate swaps, net of tax	(555)	206	(887)	766
Net income	27,457	24,805	68,014	48,382
Balance at End of Period	$192,492	$157,774	$192,492	$157,774

Cash Dividends per Share	$0.55	$0.55	$1.10	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$59,784	$49,056
Income (loss) from discontinued operations, net of tax	8,230	(674)
Net income	$68,014	$48,382
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14,341	12,392
Depreciation and amortization	11,373	11,686
Changes to value of life insurance policies	(2,219)	(1,426)
Deferred income taxes	(35,116)	397
Gain on sale of business	(1,154)	—
Gain on sale of discontinued operations	(8,808)	—
Other non-cash items	292	494
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,321)	(5,425)
Inventories	(2,915)	(7,113)
Prepaid expenses and other current assets	3,484	(4,067)
Other assets	(2,284)	457
Accounts payable	947	3,440
Accrued expenses	11,647	(5,830)
Unearned revenues	(4,824)	203
Other long-term liabilities	(4,221)	(3,507)
Net cash provided by operating activities	$42,236	$50,083
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(12,230)	$(11,915)
Patents and other intangibles	105	(878)
Proceeds from sale of assets	440	199
Proceeds from sale of business	2,980	—
Proceeds from sale of discontinued operations	16,642	—
Premiums on life insurance	(883)	(720)
Net cash provided by (used in) investing activities	$7,054	$(13,314)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	$(68,000)	$(57,000)
Proceeds from debt borrowings	68,000	73,000
Debt financing costs	—	(1,553)
Dividends paid	(48,769)	(48,635)
Repurchase of common shares	(1,091)	(3,960)
Net cash used in financing activities	$(49,860)	$(38,148)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(570)	(1,379)
CASH AND CASH EQUIVALENTS, beginning of period	13,116	14,400
CASH AND CASH EQUIVALENTS, end of period	$12,546	$13,021

Supplemental disclosures of cash flow information:
Cash payments for interest	$6,786	$5,572
Cash payments for income taxes	$7,269	$11,344

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2018.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Finished goods	$26,928	$26,636
Parts and materials	19,618	13,704
Work in progress	2,765	5,324
Total inventories	$49,311	$45,664

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

Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time, for example contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the performance obligations. Contract assets are included in accounts receivable in our Consolidated Balance Sheet.

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

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Contract assets
Current	$892	$1,145
Non-Current	—	188
	$892	$1,333
Contract Liabilities
Current	$6,379	$5,963
Non-current	576	1,401
	$6,955	$7,364

Return to Index

June 30, 2019
Estimate of when contract liabilities will be recognized as revenue
within 12 months	$6,379
within 12 to 24 months	576
greater than 24 months	—

We did not recognize any impairment losses on our receivables and contract assets for the three and six months ended June 30, 2019.

5. ACQUISITIONS

In 2018, we acquired a business providing downhole technologies associated with perforating systems for $49.1 million in cash. These downhole technologies will significantly enhance Core Lab's Production Enhancement operations and its ability to bring new and innovative product offerings to our clients. We have estimated the fair value of tangible assets acquired to be $4.3 million, and intangible assets, including patents, customer-relationship benefits, non-compete agreements and trade secrets to be $8.5 million. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their estimated fair values at the date of acquisition which resulted in an increase to goodwill of $36.3 million. We have not finalized the assessment of the fair values of assets acquired and liabilities assumed; estimates of certain assets and liabilities require significant judgments and assumptions, and our estimates of acquisition date fair value will be determined upon finalization of our analysis. During the three months ended June 30, 2019, we increased our estimate of the fair value of intangible assets by $4.7 million. The fair value estimates are subject to further adjustment during the measurement period subsequent to the acquisition date, not to exceed one year. The acquisition is included in the Production Enhancement business segment.

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

On June 7, 2019, we entered into a definitive purchase agreement for the divestiture of our full range of permanent downhole monitoring systems and related services, which was previously part of our Production Enhancement segment for approximately $16.6 million in cash. The purchase agreement also provides for additional proceeds of up to $2.5 million based on the results of operations of the sold business in 2019 and 2020, none of which has been recognized. A pre-tax gain of $8.8 million was recognized in connection with this transaction, subject to adjustments for working capital purposes and is classified in Income from discontinued operations in the Consolidated Statements of Operations.

The associated results of operations are separately reported as Discontinued Operations for all periods presented on the Consolidated Statements of Operations. Balance sheet items for this discontinued business, including an allocation of goodwill from the Production Enhancement segment, have been reclassified to Other current assets and Other current liabilities in the Consolidated Balance Sheet as of December 31, 2018. Cash flows from this discontinued business are shown below. As such, the results from continuing operations for the Company and segment highlights for Production Enhancement, exclude these discontinued operations.

Return to Index

Selected data for this discontinued business consisted of the following (in thousands):

	Three Months Ended
	June 30, 2019	June 30, 2018
Service revenue	$466	$427
Product sales	2,465	1,179
Total revenue	2,931	1,606
Cost of services, exclusive of depreciation expense shown below	345	309
Cost of product sales, exclusive of depreciation expense shown below	1,554	1,361
Depreciation and amortization	—	44
Other expense	117	14
Operating income (loss)	915	(122)
Gain on sale	8,804	—
Income (loss) from discontinued operations before income tax expense	9,719	(122)
Income tax expense	1,748	206
Income (loss) from discontinued operations, net of income taxes	$7,971	$(328)

	Six Months Ended
	June 30, 2019	June 30, 2018
Service revenue	$1,165	$902
Product sales	4,233	1,710
Total revenue	5,398	2,612
Cost of services, exclusive of depreciation expense shown below	690	874
Cost of product sales, exclusive of depreciation expense shown below	3,196	2,180
Depreciation and amortization	—	102
Other expense	91	22
Operating income (loss)	1,421	(566)
Gain on sale	8,804	—
Income (loss) from discontinued operations before income tax expense	10,225	(566)
Income tax expense	1,995	108
Income (loss) from discontinued operations, net of income taxes	$8,230	$(674)

	June 30, 2019	December 31, 2018
Current assets	$—	$3,712
Non-current assets	—	1,848
Total assets	$—	$5,560

Current liabilities	$—	$1,633
Non-current liabilities	—	82
Total liabilities	$—	$1,715

Net cash provided by (used in) operating activities of discontinued operations for the six months ended June 30, 2019 and 2018 was $(1.8) million and $0.1 million, respectively.

Net cash provided by investing activities of discontinued operations for the six months ended June 30, 2019 and 2018 was $16.6 million and $0.0 million, respectively.

Return to Index

7. LONG-TERM DEBT, NET

We have no financing lease obligations.

Long-term debt is as follows (in thousands):

	June 30, 2019	December 31, 2018
Senior Notes	$150,000	$150,000
Credit Facility	142,000	142,000
Total long-term debt	292,000	292,000
Less: Debt issuance costs	(1,978)	(2,230)
Long-term debt, net	$290,022	$289,770

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

The aggregate borrowing commitment under our revolving credit facility (the “Credit Facility”) is $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $20.1 million at June 30, 2019, resulting in an available borrowing capacity under the Credit Facility of $137.9 million. In addition to those items under the Credit Facility, we had $12.8 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2019.

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

The estimated fair value of total debt at June 30, 2019 and December 31, 2018 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service cost	$189	$392	$381	$741
Interest cost	259	336	519	636
Expected return on plan assets	(229)	(290)	(461)	(549)
Amortization of prior service cost	(25)	(18)	(50)	(39)
Amortization of actuarial loss	14	84	29	168
Net periodic pension cost	$208	$504	$418	$957

During the six months ended June 30, 2019, we contributed $0.6 million to fund the estimated 2019 premiums on investment contracts held by the Dutch Plan.

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

10. EQUITY

During the three and six months ended June 30, 2019, we repurchased 8,830 and 16,056 of our common shares for $0.6 million and $1.1 million, respectively, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 29,853 and 54,008 treasury shares upon vesting of stock-based awards during the three and six months ended June 30, 2019.

In February and May 2019, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on July 12, 2019, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on July 22, 2019 and payable on August 12, 2019.

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
Prior service cost	$555	$593
Unrecognized net actuarial loss	(6,221)	(6,243)
Fair value of derivatives, net of tax	(693)	194
Total accumulated other comprehensive (loss)	$(6,359)	$(5,456)

Return to Index

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Weighted average basic common shares outstanding	44,354	44,203	44,339	44,191
Effect of dilutive securities:
Performance shares	104	205	115	255
Restricted stock	357	85	394	69
Weighted average diluted common and potential common shares outstanding	44,815	44,493	44,848	44,515

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gain on sale of assets	$(61)	$81	$(307)	$(508)
Results of non-consolidated subsidiaries	(24)	(11)	(97)	(69)
Foreign exchange	(218)	654	(181)	1,086
Rents and royalties	(487)	(141)	(593)	(236)
Employment related charges	(334)	—	2,866	—
Return on pension assets and other pension costs	(240)	(224)	(482)	(420)
Gain on sale of business	(1,154)	—	(1,154)	—
Cost reduction and other charges	2,977	—	2,977	—
Other, net	533	(176)	336	187
Total other expense, net	$992	$183	$3,365	$40

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Gains) losses by currency	2019	2018	2019	2018
British Pound	$165	$104	$178	$(23)
Canadian Dollar	29	243	88	357
Euro	92	(259)	2	(16)
Other currencies, net	(504)	566	(449)	768
Total loss, net	$(218)	$654	$(181)	$1,086

During the three months ended June 30, 2019, we sold a business for a cash payment of $3.0 million. As this represented a single location within our business units, the sale did not constitute a discontinued operation and, accordingly, the effects of this transaction are included in continuing operations.

Return to Index

13. INCOME TAX EXPENSE

The effective tax rates for the three months ended June 30, 2019 and 2018 were 19.8% and 16.6%, respectively, and for the six months ended June 30, 2019 and 2018 were (61.7)% and 17.3%, respectively. The income tax expense of $4.8 million in the second quarter of 2019 decreased by $0.2 million compared to $5 million in the same period in 2018, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates. Tax expense included a net tax benefit of $58.5 million which resulted from a corporate restructuring in the first quarter and tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item in the first quarter of 2019.

14. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Lease Cost
Operating lease cost	$4,551	$9,303
Short-term lease cost	328	622
Variable lease cost	240	359
Total lease cost	$5,119	$10,284

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,826	$9,423
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,559	$7,229
Weighted-average remaining lease term- operating leases	9.04 years	9.04 years
Weighted-average discount rate - operating leases	4.97%	4.97%

Scheduled undiscounted cash flows for non-cancellable leases at June 30, 2019 consist of the following (in thousands):

Operating Leases
Remainder of 2019	$8,231
2020	14,002
2021	11,524
2022	10,176
2023	8,651
Thereafter	42,339
Total undiscounted lease payments	$94,923
Less: Imputed Interest	(19,218)
Total lease liabilities	$75,705

We adopted ASU 2017-06 using the cumulative effect transition method on January 1, 2019. As required, the following disclosure is provided for periods prior to adoption. Scheduled minimum rental commitments under non-cancellable operating leases at December 31, 2018, consist of the following (in thousands):

Return to Index

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

At June 30, 2019, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $92 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	June 30, 2019	December 31, 2018	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$24	$135	Other current assets
10 year interest rate swap	(1,082)	(70)	Other long-term (liabilities)
	$(1,058)	$65

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

Return to Index

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended		Six Months
	June 30,		June 30,
	2019	2018	2019	2018	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(47)	$(12)	$(96)	$(4)	(Decrease) to interest expense
10 year interest rate swap	2	37	2	93	Increase to interest expense
	$(45)	$25	$(94)	$89

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

		Fair Value Measurement at
		June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$47,907	$—	$47,907	$—
5 year interest rate swap	24	—	24	—
	$47,931	$—	$47,931	$—
Liabilities:
Deferred compensation plan	$36,994	$—	$36,994	$—
10 year interest rate swap	1,082	—	1,082	—
	$38,076	$—	$38,076	$—

		Fair Value Measurement at
		December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$42,161	$—	$42,161	$—
5 year interest rate swap	135	—	135	—
	$42,296	$—	$42,296	$—
Liabilities:
Deferred compensation plan	$33,287	$—	$33,287	$—
10 year interest rate swap	70	—	70	—
	$33,357	$—	$33,357	$—
(1)	Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation agreements.

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three months ended June 30, 2019
Revenue from unaffiliated clients	$105,649	$63,389	$—	$169,038
Inter-segment revenue	151	176	(327)	—
Segment operating income	15,878	10,424	1,706	28,008
Total assets (at end of period)	342,843	290,967	147,708	781,518
Capital expenditures	2,744	4,281	22	7,047
Depreciation and amortization	3,834	1,544	408	5,786
Three months ended June 30, 2018
Revenue from unaffiliated clients	$102,107	$73,368	$—	$175,475
Inter-segment revenue	73	101	(174)	—
Segment operating income (loss)	14,760	18,427	262	33,449
Total assets (at end of period)	319,122	218,011	67,611	604,744
Capital expenditures	5,384	1,938	150	7,472
Depreciation and amortization	4,290	1,006	572	5,868
Six months ended June 30, 2019
Revenue from unaffiliated clients	$208,941	$129,291	$—	$338,232
Inter-segment revenue	247	220	(467)	—
Segment operating income	22,057	20,336	2,029	44,422
Total assets	342,843	290,967	147,708	781,518
Capital expenditures	4,646	7,132	452	12,230
Depreciation and amortization	7,821	2,727	825	11,373
Six months ended June 30, 2018
Revenue from unaffiliated clients	$202,916	$142,577	$—	$345,493
Inter-segment revenue	120	152	(272)	—
Segment operating income (loss)	29,517	36,114	134	65,765
Total assets	319,122	218,011	67,611	604,744
Capital expenditures	7,565	3,785	565	11,915
Depreciation and amortization	8,537	2,008	1,141	11,686

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

Return to Index

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

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2019 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report").

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

Crude oil prices rebounded, strengthened and stabilized in the first half of 2019 in comparison to the end of 2018. The price of crude oil at the end of the second quarter of 2019 improved approximately 30% from the end of the fourth quarter of 2018. During the first half of 2019, the balancing of the worldwide crude-oil markets has stabilized due to the continuation of the OPEC production cuts and crude-oil inventories modestly declining. These crude-oil market fundamentals drive the international activity levels of our clients, which are expected to continue to improve in the second half of 2019.

The U.S. completion growth rate appears to be moderating with the current level of crude oil prices and our clients continue to exercise discipline in managing their operations within their free cash flow and 2019 operating budgets. Combined, these issues could impact the rate of revenue growth opportunity for any company that is reliant on completions as a catalyst for growth.

Balancing of crude-oil supply and demand drives the crude-oil price which underpins the Final Investment Decisions (“FIDs”) and emerging international crude-oil field reinvestment. After five years of muted investment in international, offshore and deepwater projects, oil companies announced more than 30 FIDs in 2018, an increase of more than 20% from 2017. The renewed investment at a global level is critical in order to meet future supply needs. Recognition of the need for investment is evidenced by the FIDs announced over the last two years and Wood McKenzie’s estimation of another 30 upstream projects for 2019. These international, offshore and deepwater projects continue to progress in their initial phases of planning, mobilizing equipment and initial drilling of wells. However, Core Lab anticipates a slowing in further project announcements until confidence in the balance of global crude-oil markets is restored. The revenue opportunity for Reservoir Description occurs once the well has been drilled and core and fluid samples are taken and analyzed.

We continue to focus on large-scale core analyses and reservoir fluid characterization studies in the Asia-Pacific areas, offshore Europe and Africa, offshore South America, North America and the Middle East. We also focus on complex completions in unconventional tight-oil reservoirs, technological solutions and services for increasing daily productions and EURs.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three months ended June 30,				Change
	2019		2018		$	%
REVENUE:
Services	$117,874	70%	$122,094	70%	$(4,220)	(3)%
Product sales	51,164	30%	53,381	30%	(2,217)	(4)%
Total revenue	169,038	100%	175,475	100%	(6,437)	(4)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	86,007	73%	86,759	71%	(752)	(1)%
Cost of product sales, exclusive of depreciation expense shown below*	38,444	75%	37,014	69%	1,430	4%
Total cost of services and product sales	124,451	74%	123,773	71%	678	1%
General and administrative expense	9,801	6%	12,202	7%	(2,401)	(20)%
Depreciation and amortization	5,786	3%	5,868	3%	(82)	(1)%
Other (income) expense, net	992	1%	183	—%	809	NM
Operating income	28,008	17%	33,449	19%	(5,441)	(16)%
Interest expense	3,714	2%	3,296	2%	418	13%
Income before income tax expense	24,294	14%	30,153	17%	(5,859)	(19)%
Income tax expense	4,808	3%	5,020	3%	(212)	(4)%
Income from continuing operations	19,486	12%	25,133	14%	(5,647)	(22)%
Income (loss) from discontinued operations, net of tax	7,971	5%	(328)	—%	8,299	NM
Net Income	27,457	16%	24,805	14%	2,652	11%
Net income attributable to non-controlling interest	43	—%	53	—%	(10)	(19)%
Net income attributable to Core Laboratories N.V.	$27,414	16%	$24,752	14%	$2,662	11%
"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue

Return to Index

	Three months ended				Change
	June 30, 2019		March 31, 2019		$	%
REVENUE:
Services	$117,874	70%	$120,338	71%	$(2,464)	(2)%
Product sales	51,164	30%	48,856	29%	2,308	5%
Total revenue	169,038	100%	169,194	100%	(156)	(0)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	86,007	73%	90,366	75%	(4,359)	(5)%
Cost of product sales, exclusive of depreciation expense shown below*	38,444	75%	37,017	76%	1,427	4%
Total cost of services and product sales	124,451	74%	127,383	75%	(2,932)	(2)%
General and administrative expense	9,801	6%	17,437	10%	(7,636)	(44)%
Depreciation and amortization	5,786	3%	5,587	3%	199	4%
Other (income) expense, net	992	1%	2,373	1%	(1,381)	NM
Operating income	28,008	17%	16,414	10%	11,594	71%
Interest expense	3,714	2%	3,726	2%	(12)	(0)%
Income before income tax expense	24,294	14%	12,688	7%	11,606	91%
Income tax expense (benefit)	4,808	3%	(27,610)	(16)%	32,418	NM
Income from continuing operations	19,486	12%	40,298	24%	(20,812)	(52)%
Income from discontinued operations, net of tax	7,971	5%	259	—%	7,712	NM
Net income	27,457	16%	40,557	24%	(13,100)	(32)%
Net income attributable to non-controlling interest	43	—%	47	—%	(4)	(9)%
Net income attributable to Core Laboratories N.V.	$27,414	16%	$40,510	24%	$(13,096)	(32)%
"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue

Return to Index

	Six months ended June 30,				Change
	2019		2018		$	%
REVENUE:
Services	$238,212	70%	$241,880	70%	$(3,668)	(2)%
Product sales	100,020	30%	103,613	30%	(3,593)	(3)%
Total revenue	338,232	100%	345,493	100%	(7,261)	(2)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	176,373	74%	170,047	70%	6,326	4%
Cost of product sales, exclusive of depreciation expense shown below*	75,461	75%	73,044	70%	2,417	3%
Total cost of services and product sales	251,834	74%	243,091	70%	8,743	4%
General and administrative expense	27,238	8%	24,911	7%	2,327	9%
Depreciation and amortization	11,373	3%	11,686	3%	(313)	(3)%
Other (income) expense, net	3,365	1%	40	—%	3,325	NM
Operating income	44,422	13%	65,765	19%	(21,343)	(32)%
Interest expense	7,440	2%	6,416	2%	1,024	16%
Income before income tax expense	36,982	11%	59,349	17%	(22,367)	(38)%
Income tax expense (benefit)	(22,802)	(7)%	10,293	3%	(33,095)	NM
Income from continuing operations	59,784	18%	49,056	14%	10,728	22%
Income (loss) from discontinued operations, net of tax	8,230	2%	(674)	—%	8,904	NM
Net income	68,014	20%	48,382	14%	19,632	41%
Net income attributable to non-controlling interest	90	—%	103	—%	(13)	(13)%
Net income attributable to Core Laboratories N.V.	$67,924	20%	$48,279	14%	$19,645	41%

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018 and March 31, 2019 and for the Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018

Services Revenue

Services revenue, which is tied more to activities associated with the exploration and production of oil and gas outside the U.S., of $117.9 million in the second quarter of 2019 decreased from $122.1 million and $120.3 million in the second quarter of 2018 and first quarter of 2019, respectively. Services revenue of $238.2 million in the six months ended June 30, 2019 decreased from $241.9 million in the six months ended June 30, 2018. Crude oil prices strengthened throughout 2018 until the fourth quarter, when they temporarily dropped some 40%. Although, the crude oil prices partially rebounded and stabilized during the first half of 2019, our service revenue in the North America on-shore market decreased during the first half of 2019 compared to 2018. However, Core Lab is beginning to see improvement in the level of work performed for offshore and international exploration and production projects, which provides a more positive outlook and support for larger and longer-term projects. Although our clients announced final investment decisions in 2018 for several projects outside the U.S. and in offshore environments, significant activity on these projects will not start until later in 2019 and wells must be drilled and/or completed, stimulated, cored and have reservoir fluid samples collected, before we see a revenue opportunity.

International activity remained effectively flat through 2018 as most international development projects continued to be funded largely from operating budgets, however capital spending directed towards international projects has expanded during 2019. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations such as offshore South America, Australia, and the Middle East, including Kuwait and the United Arab Emirates.

Return to Index

Product Sales Revenue

Product sales revenue, which is tied more to the completion of wells in North America, of $51.2 million in the second quarter of 2019, decreased 4.2% year-over-year from $53.4 million in the second quarter of 2018 but increased 4.7% from $48.9 million for the first quarter of 2019. Product sales revenue of $100.0 million in the six months ended June 30, 2019, decreased 3.5% from $103.6 million in the six months ended June 30, 2018. Our product sales revenue is primarily driven by completions of wells in the North American market and, more specifically, the activity associated with the completion of each stage in a wellbore. The sharp decrease of crude oil prices during the fourth quarter of 2018 combined with the supply chain logistics and take-away restrictions associated with the Permian Basin resulted in decreased activity for the U.S. onshore market at the end of the fourth quarter. This resulting decrease in the U.S. onshore activity has continued into the first half of 2019. We continue to benefit from our clients' acceptance of new products which were led by our newly introduced technologies, including our HERO® PerFRAC perforating system.

Cost of Services, excluding depreciation

Cost of services decreased to $86.0 million in the three months ended June 30, 2019 compared to $86.8 million and $90.4 million in the three months ended June 30, 2018 and March 31, 2019, respectively. Cost of services expressed as a percentage of services revenue increased to 73% for the three months ended June 30, 2019, compared to 71%  for the three months ended  June 30, 2018 but decreased from 75% for the three months ended March 31, 2019. Cost of services increased to $176.4 million in the six months ended June 30, 2019 compared to $170.0 million in the six months ended June 30, 2018. Cost of services expressed as a percentage of services revenue increased to 74% for the six months ended June 30, 2019, compared to 70% in the six months ended June 30, 2018. The increase in cost of services during the three and six months ended June 30, 2019 was primarily due to compensation and related charges.

Cost of Product Sales, excluding depreciation

Cost of product sales increased to $38.4 million in the three months ended June 30, 2019 compared to $37.0 million in both the three months ended June 30, 2018 and March 31, 2019. Cost of product sales expressed as a percentage of product sales revenue was 75% for the three months ended June 30, 2019, compared to 69% and 76% for the three months ended June 30, 2018 and March 31, 2019, respectively. Cost of product sales remained relatively consistent at $73.5 million in the six months ended June 30, 2019 compared to $73.0 million in the six months ended June 30, 2018. Cost of product sales expressed as a percentage of product sales revenue was 75% for the six months ended June 30, 2019, compared to 70% for the six months ended June 30, 2018. Cost of product sales as a percentage of product sales revenue is primarily reflective of how our fixed cost structure is absorbed by revenue.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended June 30, 2019 was $9.8 million compared to $12.2 million and $17.4 million for the three months ended June 30, 2018 and March 31, 2019, respectively. G&A expense for the six months ended June 30, 2019 was $27.2 million compared to $24.9 million for the six months ended June 30, 2018. The variances are primarily due to changes in compensation expense during those periods, including acceleration of stock compensation expense of $7.2 million recorded in the three months ended March 31, 2019, for retirement eligible employees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2019 was $5.8 million compared to $5.9 million and $5.6 million for the three months ended June 30, 2018 and March 31, 2019, respectively. Depreciation and amortization expense for the six months ended June 30, 2019 was $11.4 million compared to $11.7 million for the six months ended June 30, 2018.

Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Gain on sale of assets	$(61)	$81	$(307)	$(508)
Results of non-consolidated subsidiaries	(24)	(11)	(97)	(69)
Foreign exchange	(218)	654	(181)	1,086
Rents and royalties	(487)	(141)	(593)	(236)
Employment related charges	(334)	—	2,866	—
Return on pension assets and other pension costs	(240)	(224)	(482)	(420)
Gain on sale of business	(1,154)	—	(1,154)	—
Cost reduction and other charges	2,977	—	2,977	—
Other, net	533	(176)	336	187
Total other expense, net	$992	$183	$3,365	$40

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Gains) losses by currency	2019	2018	2019	2018
British Pound	$165	$104	$178	$(23)
Canadian Dollar	29	243	88	357
Euro	92	(259)	2	(16)
Other currencies, net	(504)	566	(449)	768
Total loss, net	$(218)	$654	$(181)	$1,086

Interest Expense

Interest expense for the three months ended June 30, 2019 was $3.7 million compared to $3.3 million and $3.7 million for the three months ended June 30, 2018 and March 31, 2019, respectively. Interest expense for the six months ended June 30, 2019 was $7.4 million compared to $6.4 million for the six months ended June 30, 2018. The variances are primarily due to changes in the aggregated variable rate debt taken in the respective quarters in 2018 and 2019.

Income Tax Expense

The effective tax rate for the three months ended June 30, 2019 and 2018 was 19.8% and 16.6%, respectively. In the second quarter of 2019, we recorded net income tax expense of $4.8 million compared to income tax expense of $5.0 million in the same period in 2018. The effective rate was impacted by changes in activity levels in jurisdictions with differing tax rates. The effective tax rate for the six months ended June 30, 2019 and 2018 was (61.7)% and 17.3%, respectively. This was due to a corporate restructuring in the first quarter of 2019 which resulted in a net tax benefit of $58.5 million, and tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item in the first quarter of 2019.

The tax benefit of the corporate restructuring is reflected as a deferred tax asset on the Consolidated Balance Sheet which will be realized over the years 2019 until 2033.

Discontinued Operations

Return to Index

In 2018, in a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest our full range of permanent downhole monitoring systems and related services, which have been part of our Production Enhancement segment. We entered into the definitive purchase agreement on June 7, 2019 for the divestiture of this business during the second quarter of 2019.

See Note 6, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three months ended June 30,		2019/2018		Three months ended March 31,	Q2 / Q1
	2019	2018	$ Change	% Change	2019	$ Change	% Change
Revenue:
Reservoir Description	$105,649	$102,107	$3,542	4%	$103,292	$2,357	2%
Production Enhancement	63,389	73,368	(9,979)	(14)%	65,902	(2,513)	(4)%
Consolidated	$169,038	$175,475	$(6,437)	(4)%	$169,194	$(156)	(0)%
Operating income (loss):
Reservoir Description	$15,878	$14,760	$1,118	8%	$6,179	$9,699	157%
Production Enhancement	10,424	18,427	(8,003)	(43)%	9,912	512	5%
Corporate and Other[1]	1,706	262	1,444	NM	323	1,383	NM
Consolidated	$28,008	$33,449	$(5,441)	(16)%	$16,414	$11,594	71%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

	Six months ended June 30,
	2019	2018	$ Change	% Change
Revenue:
Reservoir Description	$208,941	$202,916	$6,025	3%
Production Enhancement	129,291	142,577	(13,286)	(9)%
Consolidated	$338,232	$345,493	$(7,261)	(2)%
Operating income (loss):
Reservoir Description	$22,057	$29,517	$(7,460)	(25)%
Production Enhancement	20,336	36,114	(15,778)	(44)%
Corporate and Other[1]	2,029	134	1,895	NM
Consolidated	$44,422	$65,765	$(21,343)	(33)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment of $105.6 million for the second quarter of 2019 increased 4% from $102.1 million in the second quarter of 2018, and increased 2% from $103.3 million in the first quarter of 2019. Revenue from the Reservoir Description segment of $208.9 million for the six months ended June 30, 2019 increased 3% from $202.9 million for the six months ended June 30, 2018. This segment’s operations continue to work on large-scale, long-term, crude-oil and liquefied natural gas (“LNG”) projects with an emphasis on producing fields located in offshore developments and international markets. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore Europe and Africa, offshore South America, North America, and the Middle East.

Operating income of $15.9 million in the second quarter of 2019 increased 8% year-over-year compared to $14.8 million in the second quarter of 2018 and increased 157% sequentially from $6.2 million in the first quarter of 2019. Operating income of

Return to Index

$22.1 million for the six months ended June 30, 2019 decreased 25% compared to $29.5 million for the six months ended June 30, 2018. The year-over-year decrease was due to additional expense recorded for stock compensation related to retirement eligible employees and employment-related charges of $7.9 million in the first quarter of 2019 and severance and related charges of $1.7 million in the second quarter of 2019.

Operating margins were 15% in the second quarter of 2019, up from 14% during the second quarter of 2018 and up from 6% during the first quarter of 2019.

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on North American unconventional tight-oil reservoirs, complex completions and stimulations as well as conventional offshore development projects, was $63.4 million in the second quarter of 2019, a decrease of 14% year-over-year from $73.4 million in the second quarter of 2018 and a decrease of 4% sequentially from $65.9 million in the first quarter of 2019. Revenue from the Production Enhancement segment was $129.3 million for the six months ended June 30, 2019, a decrease of 9% from $142.6 million for the six months ended June 30, 2018. The significant decrease in the crude oil commodity price in the fourth quarter of 2018, resulted in a decrease of drilling and well completion activities in the U.S. onshore market at the end of the fourth quarter 2018. The lower level of drilling and well completion activity continued into the first half of 2019. However, our clients continue to seek technological solutions for increasing daily production and estimated ultimate recoveries from their reservoirs and we continue to benefit from our clients' acceptance of new services and products which were led by the FLOWPROFILER EDSTM and HERO® PerFRAC technologies.

Operating income in the second quarter of 2019 was $10.4 million, a decrease from $18.4 million, or 43%, in the second quarter of 2018 and an increase from $9.9 million, or 5%, in the first quarter of 2019. Operating income for the six months ended June 30, 2019 was $20.3 million, a decrease from $36.1 million, or 44%, for the six months ended June 30, 2018. The increased profitability sequentially is due to increased demand for our higher margin products. The first half of 2019 includes accelerated stock compensation expense of $2.5 million, for retirement eligible employees, and cost reduction and other related charges of $1.3 million.

Operating margins were 16% in the second quarter of 2019, down from 25% in the second quarter of 2018 but up from 15% for the first quarter of 2019. Operating margins were 16% for the six months ended June 30, 2019, down from 25% for the six months ended June 30, 2018. The decrease in operating margin in the three and six months ended June 30, 2019 compared to the same periods in 2018 is primarily due to absorbing fixed costs against a lower revenue base, acceleration of stock compensation expense and cost reduction related expense in 2019.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures, our dividend and share repurchase program. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2019, $10.5 million of our $12.5 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

Return to Index

	Six months ended June 30,		2019/2018
	2019	2018	% Change
Cash flows provided by/(used in):
Operating activities	$42,236	$50,083	(16)%
Investing activities	7,054	(13,314)	NM
Financing activities	(49,860)	(38,148)	(31)%
Net change in cash and cash equivalents	$(570)	$(1,379)	59%

Cash flows provided by operating activities for the six months ended June 30, 2019 compared to the same period in 2018 decreased primarily due to increased net income offset by changes in working capital.

The decrease in cash flows used in investing activities during the six months ended June 30, 2019 compared to the same period in 2018 was primarily attributable to the proceeds from the sale of two businesses in the second quarter of 2019.

Cash flows used in financing activities for the six months ended June 30, 2019 increased compared to the same period in 2018. Debt did not change during the six months ended June 30, 2019, as compared to debt increasing by $16 million during the same period in 2018. In the six months ended June 30, 2019, we repurchased 16,056 shares of our common stock for an aggregate purchase price of $1.1 million compared to the repurchase of 36,258 shares for an aggregate purchase price of $4.0 million during the same period in 2018. During the six months ended June 30, 2019, we used $48.8 million to pay dividends, which is consistent with the amount paid for the same period in 2018.

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

	Six months ended June 30,		2019/2018
	2019	2018	% Change
Free cash flow calculation:
Net cash provided by operating activities	$42,236	$50,083	(16)%
Less: cash paid for capital expenditures	(12,230)	(11,915)	(3)%
Free cash flow	$30,006	$38,168	(21)%

The decrease in free cash flow for the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to increased net income offset by changes in working capital.

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

The aggregate borrowing commitment under our Credit Facility is $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from

Return to Index

LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $20.1 million at June 30, 2019, resulting in an available borrowing capacity under the Credit Facility of $137.9 million. In addition to those items under the Credit Facility, we had $12.8 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2019.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

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

Return to Index

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
April 1 - 30, 2019 (1)	8,342	$68.93	—	4,036,720
May 1 - 31, 2019 (1)	488	$60.02	—	4,038,170
June 1 - 30, 2019 (1)	—	—	—	4,038,170
Total	8,830	$68.44	—

(1)	During the quarter 8,830 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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

(3)	We distributed 29,853 treasury shares upon vesting of stock-based awards during the three months ended June 30, 2019.

Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
4.1	-	Form S-8 Registration Statement pursuant to 2014 Long-Term Incentive Plan	S-8 filed on May 8, 2019 (File No. 333-231277)
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	-	XBRL Schema Document	Filed herewith
101.CAL	-	XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	XBRL Label Linkbase Document	Filed herewith
101.PRE	-	XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	XBRL Definition Linkbase Document	Filed herewith

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.

Date:	July, 25 2019	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index