Form 10-Q
period 2019-09-30
CORE LABORATORIES N V
filed 2019-10-25
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 23, 2019 was 44,374,852.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,128	$13,116
Accounts receivable, net of allowance for doubtful accounts of $2,858 and $2,650 at 2019 and 2018, respectively	137,355	129,157
Inventories	53,528	45,664
Prepaid expenses	12,508	15,351
Income taxes receivable	7,853	13,993
Other current assets	6,314	13,696
TOTAL CURRENT ASSETS	230,686	230,977
PROPERTY, PLANT AND EQUIPMENT, net	125,078	122,917
RIGHT OF USE ASSETS	76,238	—
INTANGIBLES, net	17,763	13,054
GOODWILL	213,425	219,412
DEFERRED TAX ASSETS, net	71,296	11,252
OTHER ASSETS	53,210	51,215
TOTAL ASSETS	$787,696	$648,827
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,191	$41,155
Accrued payroll and related costs	27,866	22,549
Taxes other than payroll and income	7,961	7,488
Unearned revenues	12,348	17,325
Operating lease liabilities	11,869	—
Income taxes payable	4,996	2,917
Other current liabilities	12,766	11,113
TOTAL CURRENT LIABILITIES	119,997	102,547
LONG-TERM DEBT, net	297,148	289,770
LONG-TERM OPERATING LEASE LIABILITIES	63,754	—
DEFERRED COMPENSATION	49,072	49,359
DEFERRED TAX LIABILITIES, net	29,196	7,634
OTHER LONG-TERM LIABILITIES	33,968	38,617
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,374,852 outstanding at 2019 and 44,796,252 issued and 44,316,845 outstanding at 2018	1,148	1,148
Additional paid-in capital	64,498	57,438
Retained earnings	174,615	156,130
Accumulated other comprehensive income (loss)	(6,604)	(5,456)
Treasury shares (at cost), 421,400 at 2019 and 479,407 at 2018	(43,411)	(52,501)
Total Core Laboratories N.V. shareholders' equity	190,246	156,759
Non-controlling interest	4,315	4,141
TOTAL EQUITY	194,561	160,900
TOTAL LIABILITIES AND EQUITY	$787,696	$648,827

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

 CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended
	September 30,
	2019	2018
	(Unaudited)
REVENUE:
Services	$120,817	$124,145
Product sales	52,383	58,001
Total revenue	173,200	182,146
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	86,243	88,435
Cost of product sales, exclusive of depreciation expense shown below	39,753	39,744
General and administrative expense, exclusive of depreciation expense shown below	11,012	13,278
Depreciation	5,199	5,436
Amortization	498	244
Other (income) expense, net	(712)	130
OPERATING INCOME	31,207	34,879
Interest expense	3,662	3,278
Income from continuing operations before income tax expense	27,545	31,601
Income tax expense	3,335	9,404
Income from continuing operations	24,210	22,197
Income (loss) from discontinued operations, net of income taxes	(397)	208
Net income	23,813	22,405
Net income (loss) attributable to non-controlling interest	84	(7)
Net income attributable to Core Laboratories N.V.	$23,729	$22,412

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$0.55	$0.50
Basic earnings (loss) per share from discontinued operations	$(0.01)	$0.01
Basic earnings per share attributable to Core Laboratories N.V.	$0.54	$0.51

Diluted earnings per share from continuing operations	$0.54	$0.50
Diluted earnings (loss) per share from discontinued operations	$(0.01)	$—
Diluted earnings per share attributable to Core Laboratories N.V.	$0.53	$0.50

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,371	44,216
Diluted	44,716	44,591

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine months ended
	September 30,
	2019	2018
	(Unaudited)
REVENUE:
Services	$359,029	$366,025
Product sales	152,403	161,614
Total revenue	511,432	527,639
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	262,616	258,482
Cost of product sales, exclusive of depreciation expense shown below	115,214	112,788
General and administrative expense, exclusive of depreciation expense shown below	38,250	38,189
Depreciation	15,631	16,646
Amortization	1,439	720
Other (income) expense, net	2,653	170
OPERATING INCOME	75,629	100,644
Interest expense	11,102	9,694
Income from continuing operations before income tax expense	64,527	90,950
Income tax expense (benefit)	(19,467)	19,697
Income from continuing operations	83,994	71,253
Income (loss) from discontinued operations, net of income taxes	7,833	(466)
Net income	91,827	70,787
Net income attributable to non-controlling interest	174	96
Net income attributable to Core Laboratories N.V.	$91,653	$70,691

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings per share from continuing operations	$1.89	$1.61
Basic earnings (loss) per share from discontinued operations	$0.18	$(0.01)
Basic earnings per share attributable to Core Laboratories N.V.	$2.07	$1.60

Diluted earnings per share from continuing operations	$1.87	$1.60
Diluted earnings (loss) per share from discontinued operations	$0.17	$(0.01)
Diluted earnings per share attributable to Core Laboratories N.V.	$2.04	$1.59

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,349	44,199
Diluted	44,854	44,613

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income	$23,813	$22,405	$91,827	$70,787
Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	(293)	205	(1,322)	1,086
Interest rate swap amounts reclassified to interest expense	(8)	4	(102)	93
Income taxes on derivatives	63	(44)	299	(248)
Total derivatives	(238)	165	(1,125)	931
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	(25)	(19)	(75)	(58)
Amortization to net income of actuarial loss	15	84	44	252
Income taxes on pension and other postretirement benefit plans	3	(17)	8	(49)
Total pension and other postretirement benefit plans	(7)	48	(23)	145
Total other comprehensive income (loss)	(245)	213	(1,148)	1,076
Comprehensive income	23,568	22,618	90,679	71,863
Comprehensive income attributable to non-controlling interest	84	(7)	174	96
Comprehensive income attributable to Core Laboratories N.V.	$23,484	$22,625	$90,505	$71,767

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Common Shares
Balance at Beginning of Period	$1,148	$1,148	$1,148	$1,148
Balance at End of Period	$1,148	$1,148	$1,148	$1,148

Additional Paid-In Capital
Balance at Beginning of Period	$64,064	$58,927	$57,438	$54,463
Stock based-awards	434	2,722	7,060	7,186
Balance at End of Period	$64,498	$61,649	$64,498	$61,649

Retained Earnings
Balance at Beginning of Period	$175,285	$173,499	$156,130	$173,855
Dividends paid	(24,399)	(24,294)	(73,168)	(72,929)
Net income attributable to Core Laboratories N.V.	23,729	22,412	91,653	70,691
Balance at End of Period	$174,615	$171,617	$174,615	$171,617

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(6,359)	$(7,490)	$(5,456)	$(8,353)
Amortization of deferred pension costs, net of tax	(7)	48	(23)	145
Interest rate swaps, net of tax	(238)	165	(1,125)	931
Balance at End of Period	$(6,604)	$(7,277)	$(6,604)	$(7,277)

Treasury Stock
Balance at Beginning of Period	$(45,877)	$(72,301)	$(52,501)	$(76,269)
Stock based-awards	2,877	3,419	10,592	11,347
Repurchase of common shares	(411)	(817)	(1,502)	(4,777)
Balance at End of Period	$(43,411)	$(69,699)	$(43,411)	$(69,699)

Non-Controlling Interest
Balance at Beginning of Period	$4,231	$3,991	$4,141	$3,888
Non-controlling interest additions	—	(10)	—	(10)
Net income (loss) attributable to non-controlling interest	84	(7)	174	96
Balance at End of Period	$4,315	$3,974	$4,315	$3,974

Total Equity
Balance at Beginning of Period	$192,492	$157,774	$160,900	$148,732
Stock based-awards	3,311	6,141	17,652	18,533
Repurchase of common shares	(411)	(817)	(1,502)	(4,777)
Dividends paid	(24,399)	(24,294)	(73,168)	(72,929)
Non-controlling interest additions	—	(10)	—	(10)
Amortization of deferred pension costs, net of tax	(7)	48	(23)	145
Interest rate swaps, net of tax	(238)	165	(1,125)	931
Net income	23,813	22,405	91,827	70,787
Balance at End of Period	$194,561	$161,412	$194,561	$161,412

Cash Dividends per Share	$0.55	$0.55	$1.65	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$83,994	$71,253
Income (loss) from discontinued operations, net of tax	7,833	(466)
Net income	$91,827	$70,787
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	17,652	18,533
Depreciation and amortization	17,070	17,366
Changes to value of life insurance policies	(2,110)	(3,459)
Deferred income taxes	(38,469)	(311)
Gain on sale of business	(1,154)	—
Gain on sale of discontinued operations	(8,411)	—
Other non-cash items	309	1,114
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(8,924)	(11,972)
Inventories	(7,202)	(12,121)
Prepaid expenses and other current assets	5,285	(935)
Other assets	1,486	(451)
Accounts payable	1,762	(2,571)
Accrued expenses	10,900	(1,452)
Unearned revenues	(6,545)	742
Other long-term liabilities	(5,251)	(1,344)
Net cash provided by operating activities	$68,225	$73,926
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(17,537)	$(16,063)
Patents and other intangibles	(90)	(970)
Business acquisitions, net of cash acquired	—	(47,314)
Proceeds from sale of assets	700	270
Proceeds from sale of business	2,980	—
Proceeds from sale of discontinued operations	14,789	—
Premiums on life insurance	(1,385)	(788)
Net cash used in investing activities	$(543)	$(64,865)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	$(96,000)	$(80,000)
Proceeds from debt borrowings	103,000	150,000
Debt financing costs	—	(1,645)
Non-controlling interest-dividends	—	(10)
Dividends paid	(73,168)	(72,929)
Repurchase of common shares	(1,502)	(4,777)
Net cash used in financing activities	$(67,670)	$(9,361)
NET CHANGE IN CASH AND CASH EQUIVALENTS	12	(300)
CASH AND CASH EQUIVALENTS, beginning of period	13,116	14,400
CASH AND CASH EQUIVALENTS, end of period	$13,128	$14,100

Supplemental disclosures of cash flow information:
Cash payments for interest	$11,832	$9,768
Cash payments for income taxes	$11,081	$21,821

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2019 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2019.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2018.

Return to Index

2. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Finished goods	$28,915	$26,636
Parts and materials	22,385	13,704
Work in progress	2,228	5,324
Total inventories	$53,528	$45,664

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

Leases

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. We determine if an arrangement is a lease at inception. Operating leases are included in right of use (“ROU”) assets, current operating lease liabilities and long-term operating lease liabilities in our Consolidated Balance Sheet. Finance leases, if any, are included in property and equipment, other current liabilities and other long term liabilities in our Consolidated Balance Sheet.

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

The balance of contract assets and contract liabilities consisted of the following (in thousands):

Return to Index

	September 30, 2019	December 31, 2018
Contract assets
Current	$1,339	$1,145
Non-Current	397	188
	$1,736	$1,333
Contract Liabilities
Current	$3,929	$5,963
Non-current	434	1,401
	$4,363	$7,364

September 30, 2019
Estimate of when contract liabilities will be recognized as revenue
within 12 months	$3,929
within 12 to 24 months	434
greater than 24 months	—

We did not recognize any impairment losses on our receivables and contract assets for the three and nine months ended September 30, 2019.

5. ACQUISITIONS

In 2018, we acquired a business providing downhole technologies associated with perforating systems for $48.9 million in cash. These downhole technologies will significantly enhance Core Lab's Production Enhancement operations and its ability to bring new and innovative product offerings to our clients. During the three months ended September 30, 2019, we finalized the fair value assessment of the assets acquired. We have determined the fair value of tangible assets acquired to be $4.1 million, and intangible assets, including patents, customer-relationship benefits, non-compete agreements and trade secrets to be $9.4 million. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their fair values at the date of acquisition which resulted in an increase to goodwill of $35.4 million. During the three months ended September 30, 2019, we increased the fair value of intangible assets by $0.9 million. The acquisition is included in the Production Enhancement business segment.

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

On June 7, 2019, we entered into a definitive purchase agreement for the divestiture of our full range of permanent downhole monitoring systems and related services, which was previously part of our Production Enhancement segment for approximately $16.6 million in cash. The purchase agreement also provides for additional proceeds of up to $2.5 million based on the results of operations of the sold business in 2019 and 2020, none of which has been recognized. A pre-tax gain of $8.3 million was recognized in connection with this transaction, subject to adjustments for working capital purposes and is classified in Income from discontinued operations in the Consolidated Statements of Operations.

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

Return to Index

the results from continuing operations for the Company and segment highlights for Production Enhancement, exclude these discontinued operations.

Selected data for this discontinued business consisted of the following (in thousands):

	Three Months Ended
	September 30, 2019	September 30, 2018
Service revenue	$—	$167
Product sales	—	2,058
Total revenue	—	2,225
Cost of services, exclusive of depreciation expense shown below	—	87
Cost of product sales, exclusive of depreciation expense shown below	—	1,944
Depreciation and amortization	—	14
Other expense	—	(1)
Operating income (loss)	—	181
Adjustment to gain on sale	(485)	—
Income (loss) from discontinued operations before income tax expense	(485)	181
Income tax expense (benefit)	(88)	(27)
Income (loss) from discontinued operations, net of income taxes	$(397)	$208

	Nine Months Ended
	September 30, 2019	September 30, 2018
Service revenue	$1,165	$1,069
Product sales	4,233	3,768
Total revenue	5,398	4,837
Cost of services, exclusive of depreciation expense shown below	690	961
Cost of product sales, exclusive of depreciation expense shown below	3,196	4,124
Depreciation and amortization	—	115
Other expense	91	22
Operating income (loss)	1,421	(385)
Gain on sale	8,319	—
Income (loss) from discontinued operations before income tax expense	9,740	(385)
Income tax expense	1,907	81
Income (loss) from discontinued operations, net of income taxes	$7,833	$(466)

	September 30, 2019	December 31, 2018
Current assets	$—	$3,712
Non-current assets	—	1,848
Total assets	$—	$5,560

Current liabilities	$—	$1,633
Non-current liabilities	—	82
Total liabilities	$—	$1,715

Net cash provided by (used in) operating activities of discontinued operations for the nine months ended September 30, 2019 and 2018 was $0.1 million and $(0.5) million, respectively.

Net cash provided by investing activities of discontinued operations for the nine months ended September 30, 2019 and 2018 was $14.8 million and $0.0 million, respectively.

Return to Index

7. LONG-TERM DEBT, NET

We have no financing lease obligations.

Long-term debt is as follows (in thousands):

	September 30, 2019	December 31, 2018
Senior Notes	$150,000	$150,000
Credit Facility	149,000	142,000
Total long-term debt	299,000	292,000
Less: Debt issuance costs	(1,852)	(2,230)
Long-term debt, net	$297,148	$289,770

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

The aggregate borrowing commitment under our revolving credit facility (the “Credit Facility”) is $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $19.1 million at September 30, 2019, resulting in an available borrowing capacity under the Credit Facility of $131.9 million. In addition to those items under the Credit Facility, we had $12.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2019.

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million, one of which expired during the three months ended September 30, 2019. See Note 15 - Derivative Instruments and Hedging Activities.

The estimated fair value of total debt at September 30, 2019 and December 31, 2018 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service cost	$191	$359	$572	$1,100
Interest cost	259	308	778	944
Expected return on plan assets	(231)	(266)	(692)	(815)
Amortization of prior service cost	(25)	(19)	(75)	(58)
Amortization of actuarial loss	15	84	44	252
Net periodic pension cost	$209	$466	$627	$1,423

During the nine months ended September 30, 2019, we contributed $1.5 million to fund the estimated 2019 premiums on investment contracts held by the Dutch Plan.

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

10. EQUITY

During the three and nine months ended September 30, 2019, we repurchased 8,397 and 24,453 of our common shares for $0.4 million and $1.5 million, respectively, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 28,452 and 82,460 treasury shares upon vesting of stock-based awards during the three and nine months ended September 30, 2019.

In February, May and August 2019, we paid a quarterly dividend of $0.55 per share of common stock. In addition, on October 8, 2019, we declared a quarterly dividend of $0.55 per share of common stock for shareholders of record on October 18, 2019 and payable on November 19, 2019.

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
Prior service cost	$537	$593
Unrecognized net actuarial loss	(6,210)	(6,243)
Fair value of derivatives, net of tax	(931)	194
Total accumulated other comprehensive loss	$(6,604)	$(5,456)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Weighted average basic common shares outstanding	44,371	44,216	44,349	44,199
Effect of dilutive securities:
Performance shares	4	221	111	269
Restricted stock	341	154	394	145
Weighted average diluted common and potential common shares outstanding	44,716	44,591	44,854	44,613

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gain on sale of assets	$(151)	$(136)	$(458)	$(643)
Results of non-consolidated subsidiaries	(96)	(57)	(193)	(126)
Foreign exchange	570	1,135	389	2,221
Rents and royalties	(134)	(264)	(727)	(500)
Employment related charges	—	—	2,866	—
Return on pension assets and other pension costs	(232)	(201)	(714)	(621)
Acquisition-related costs	—	623	—	623
Gain on sale of business	—	—	(1,154)	—
Cost reduction and other charges	—	—	2,977	—
Other, net	(669)	(970)	(333)	(784)
Total other (income) expense, net	$(712)	$130	$2,653	$170

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Gains) losses by currency	2019	2018	2019	2018
British Pound	$163	$89	$341	$65
Canadian Dollar	197	(113)	285	244
Euro	18	108	20	92
Other currencies, net	192	1,051	(257)	1,820
Total loss, net	$570	$1,135	$389	$2,221

During the nine months ended September 30, 2019, we sold a business for a cash payment of $3.0 million. As this represented a single location within our business units, the sale did not constitute a discontinued operation and, accordingly, the effects of this transaction are included in continuing operations.

Return to Index

13. INCOME TAX EXPENSE

The effective tax rates for the three months ended September 30, 2019 and 2018 were 12.1% and 29.8%, respectively. The income tax expense of $3.3 million for the three months ended September 30, 2019 decreased by $6.1 million compared to $9.4 million in the same period in 2018, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates. The effective tax rates for the nine months ended September 30, 2019 and 2018 were (30.2)% and 21.7%, respectively. Tax expense for the nine months ended September 30, 2019 includes a net tax benefit of $58.5 million which resulted from a corporate restructuring in the first quarter and tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item in the first quarter of 2019.

14. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Lease Cost
Operating lease cost	$4,724	$14,027
Short-term lease cost	402	1,024
Variable lease cost	162	521
Total lease cost	$5,288	$15,572

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,306	$13,729
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$3,837	$11,066
Weighted-average remaining lease term- operating leases	9.18 years	9.18 years
Weighted-average discount rate - operating leases	4.95%	4.95%

Scheduled undiscounted cash flows for non-cancellable leases at September 30, 2019 consist of the following (in thousands):

Operating Leases
Remainder of 2019	$4,132
2020	14,566
2021	12,130
2022	10,754
2023	9,193
Thereafter	43,842
Total undiscounted lease payments	$94,617
Less: Imputed Interest	(18,994)
Total lease liabilities	$75,623

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

Interest Rate Risk

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. The first swap agreement of $25 million expired on August 29, 2019, and under the second swap agreement, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024. This swap is measured at fair value and recorded in our Consolidated Balance Sheet as an asset or liability. It is designated and qualifies as a cash flow hedging instrument and is highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive gain (loss) and are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

Our Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. As a result of the interest rate swap agreement, we are subject to interest rate risk on debt in excess of $25 million drawn on our Credit Facility.

At September 30, 2019, we had fixed rate long-term debt aggregating $175 million and variable rate long-term debt aggregating $124 million, after taking into account the effect of the swap.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	September 30, 2019	December 31, 2018	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$135	Other current assets
10 year interest rate swap	(1,359)	(70)	Other long-term (liabilities)
	$(1,359)	$65

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

Return to Index

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(24)	$(23)	$(120)	$(27)	(Decrease) to interest expense
10 year interest rate swap	16	27	18	120	Increase to interest expense
	$(8)	$4	$(102)	$93

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

		Fair Value Measurement at
		September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$44,630	$—	$44,630	$—
	$44,630	$—	$44,630	$—
Liabilities:
Deferred compensation plan	$33,714	$—	$33,714	$—
10 year interest rate swap	1,359	—	1,359	—
	$35,073	$—	$35,073	$—

		Fair Value Measurement at
		December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$42,161	$—	$42,161	$—
5 year interest rate swap	135	—	135	—
	$42,296	$—	$42,296	$—
Liabilities:
Deferred compensation plan	$33,287	$—	$33,287	$—
10 year interest rate swap	70	—	70	—
	$33,357	$—	$33,357	$—
(1)	Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation agreements.

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three months ended September 30, 2019
Revenue from unaffiliated clients	$109,339	$63,861	$—	$173,200
Inter-segment revenue	99	199	(298)	—
Segment operating income	18,835	11,456	916	31,207
Total assets (at end of period)	347,475	287,431	152,790	787,696
Capital expenditures	3,260	1,982	65	5,307
Depreciation and amortization	3,684	1,650	363	5,697
Three months ended September 30, 2018
Revenue from unaffiliated clients	$103,609	$78,537	$—	$182,146
Inter-segment revenue	58	141	(199)	—
Segment operating income	14,956	19,243	680	34,879
Total assets (at end of period)	321,025	276,345	69,227	666,597
Capital expenditures	2,437	1,680	31	4,148
Depreciation and amortization	4,138	1,037	505	5,680
Nine months ended September 30, 2019
Revenue from unaffiliated clients	$318,280	$193,152	$—	$511,432
Inter-segment revenue	346	419	(765)	—
Segment operating income	40,892	31,792	2,945	75,629
Total assets	347,475	287,431	152,790	787,696
Capital expenditures	7,906	9,114	517	17,537
Depreciation and amortization	11,505	4,377	1,188	17,070
Nine months ended September 30, 2018
Revenue from unaffiliated clients	$306,525	$221,114	$—	$527,639
Inter-segment revenue	178	293	(471)	—
Segment operating income	44,473	55,357	814	100,644
Total assets	321,025	276,345	69,227	666,597
Capital expenditures	10,002	5,465	596	16,063
Depreciation and amortization	12,675	3,045	1,646	17,366

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

Pronouncements Not Yet Effective

In June 2016, the FASB issued ASU 2016-13 ("Measurement of Credit Losses on Financial Instruments") which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of this standard will not have a significant impact on our consolidated financial statements or on our accounting policies and processes.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2019 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the "2018 Annual Report").

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

During the third quarter of 2019, the balance of supply and demand for the global crude oil market did not materially change although there was a temporary disruption in the supply from Saudi Arabia. While market concerns exist regarding the balance of future crude oil supply and demand, expected growth in crude oil production is limited on a global basis, and the current production from mature crude oil fields outside the U.S. continues to decline. We also expect the decline in global crude oil inventory levels will also result in a reduction in days of consumption of crude oil in inventory, which should support a higher price of crude oil.

These underlying fundamentals for the crude oil market are what continue to support the international activity levels of Core Lab’s clients. The balancing of crude oil supply and demand and associated price of crude oil, is what underpins the reinvestment and Final Investment Decisions for these emerging international crude oil field projects. These investments in international crude oil projects are critical, as the decline in production from mature fields continues and the development of new fields are required to retain current levels of supply. Consequently, we expect our client’s spending to continue on international crude oil projects.

Operators continue to focus on generating FCF, returns on investment, and operating within their capital budgets, and with the weakening of the crude oil prices, the rig count and activity levels have decreased for operators in the U.S. onshore market. We believe this trend will continue, and anticipate a decline in our client’s activity levels associated with U.S. onshore for the fourth quarter of 2019.

We continue to focus on large-scale core analyses and reservoir fluid characterization studies in the Asia-Pacific areas, offshore Europe and Africa, offshore South America, North America and the Middle East. We also focus on complex completions in unconventional tight-oil reservoirs, technological solutions and services for increasing daily productions and EURs.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three months ended September 30,				Change
	2019		2018		$	%
REVENUE:
Services	$120,817	70%	$124,145	68%	$(3,328)	(3)%
Product sales	52,383	30%	58,001	32%	(5,618)	(10)%
Total revenue	173,200	100%	182,146	100%	(8,946)	(5)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	86,243	71%	88,435	71%	(2,192)	(2)%
Cost of product sales, exclusive of depreciation expense shown below*	39,753	76%	39,744	69%	9	0%
Total cost of services and product sales	125,996	73%	128,179	70%	(2,183)	(2)%
General and administrative expense	11,012	6%	13,278	7%	(2,266)	(17)%
Depreciation and amortization	5,697	3%	5,680	3%	17	0%
Other (income) expense, net	(712)	—%	130	—%	(842)	NM
Operating income	31,207	18%	34,879	19%	(3,672)	(11)%
Interest expense	3,662	2%	3,278	2%	384	12%
Income before income tax expense	27,545	16%	31,601	17%	(4,056)	(13)%
Income tax expense	3,335	2%	9,404	5%	(6,069)	(65)%
Income from continuing operations	24,210	14%	22,197	12%	2,013	9%
Income (loss) from discontinued operations, net of tax	(397)	—%	208	—%	(605)	NM
Net Income	23,813	14%	22,405	12%	1,408	6%
Net income (loss) attributable to non-controlling interest	84	—%	(7)	—%	91	NM
Net income attributable to Core Laboratories N.V.	$23,729	14%	$22,412	12%	$1,317	6%
"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue

Return to Index

	Three months ended				Change
	September 30, 2019		June 30, 2019		$	%
REVENUE:
Services	$120,817	70%	$117,874	70%	$2,943	2%
Product sales	52,383	30%	51,164	30%	1,219	2%
Total revenue	173,200	100%	169,038	100%	4,162	2%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	86,243	71%	86,007	73%	236	0%
Cost of product sales, exclusive of depreciation expense shown below*	39,753	76%	38,444	75%	1,309	3%
Total cost of services and product sales	125,996	73%	124,451	74%	1,545	1%
General and administrative expense	11,012	6%	9,801	6%	1,211	12%
Depreciation and amortization	5,697	3%	5,786	3%	(89)	(2)%
Other (income) expense, net	(712)	—%	992	1%	(1,704)	NM
Operating income	31,207	18%	28,008	17%	3,199	11%
Interest expense	3,662	2%	3,714	2%	(52)	(1)%
Income before income tax expense	27,545	16%	24,294	14%	3,251	13%
Income tax expense	3,335	2%	4,808	3%	(1,473)	NM
Income from continuing operations	24,210	14%	19,486	12%	4,724	24%
Income (loss) from discontinued operations, net of tax	(397)	—%	7,971	5%	(8,368)	NM
Net income	23,813	14%	27,457	16%	(3,644)	(13)%
Net income attributable to non-controlling interest	84	—%	43	—%	41	95%
Net income attributable to Core Laboratories N.V.	$23,729	14%	$27,414	16%	$(3,685)	(13)%
"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue

Return to Index

	Nine months ended September 30,				Change
	2019		2018		$	%
REVENUE:
Services	$359,029	70%	$366,025	69%	$(6,996)	(2)%
Product sales	152,403	30%	161,614	31%	(9,211)	(6)%
Total revenue	511,432	100%	527,639	100%	(16,207)	(3)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	262,616	73%	258,482	71%	4,134	2%
Cost of product sales, exclusive of depreciation expense shown below*	115,214	76%	112,788	70%	2,426	2%
Total cost of services and product sales	377,830	74%	371,270	70%	6,560	2%
General and administrative expense	38,250	7%	38,189	7%	61	0%
Depreciation and amortization	17,070	3%	17,366	3%	(296)	(2)%
Other (income) expense, net	2,653	1%	170	—%	2,483	NM
Operating income	75,629	15%	100,644	19%	(25,015)	(25)%
Interest expense	11,102	2%	9,694	2%	1,408	15%
Income before income tax expense	64,527	13%	90,950	17%	(26,423)	(29)%
Income tax expense (benefit)	(19,467)	(4)%	19,697	4%	(39,164)	NM
Income from continuing operations	83,994	16%	71,253	14%	12,741	18%
Income (loss) from discontinued operations, net of tax	7,833	2%	(466)	—%	8,299	NM
Net income	91,827	18%	70,787	13%	21,040	30%
Net income attributable to non-controlling interest	174	—%	96	—%	78	81%
Net income attributable to Core Laboratories N.V.	$91,653	18%	$70,691	13%	$20,962	30%

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue

Operating Results for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018 and June 30, 2019 and for the Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018

Services Revenue

Services revenue, which is tied more to activities associated with the exploration and production of oil and gas outside the U.S., of $120.8 million in the third quarter of 2019 decreased year-over-year from $124.1 million in the third quarter of 2018 and increased sequentially from $117.9 million in the second quarter of 2019. Services revenue of $359.0 million in the nine months ended September 30, 2019 decreased from $366.0 million in the nine months ended September 30, 2018. Crude oil prices strengthened throughout 2018 until the fourth quarter, when they dropped some 40% by year-end. Although, the crude oil prices partially rebounded, the average price has been lower for the first three quarters of 2019, which has resulted in decreased activity by our clients leading to lower service revenue in the North America on-shore market during the first three quarters of 2019 compared to the same period in 2018. However, improvement in the level of work performed for offshore and international exploration and production projects has partially offset some of the decline in the U.S. market, which provides a more positive outlook and support for larger and longer-term projects.

International activity remained effectively flat through 2018 as most international development projects continued to be funded largely from operating budgets, however capital spending directed towards international projects has expanded during 2019. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Malaysia and other international locations such as offshore South America, Australia, and the Middle East, including Kuwait and the United Arab Emirates. Analysis of crude oil derived products also occurs in every major producing region of the world.

Return to Index

Product Sales Revenue

Product sales revenue, which is tied more to the completion of wells in North America, of $52.4 million in the third quarter of 2019, decreased 10% year-over-year from $58.0 million in the third quarter of 2018 but increased 2% from $51.2 million for the second quarter of 2019. Product sales revenue of $152.4 million in the nine months ended September 30, 2019, decreased 6% from $161.6 million in the nine months ended September 30, 2018. Our product sales revenue is primarily driven by completions of wells in the North American market and, more specifically, the activity associated with the completion of each stage in a wellbore. The sharp decrease of crude oil prices during the fourth quarter of 2018 combined with the supply chain logistics and take-away restrictions associated with the Permian Basin resulted in decreased activity for the U.S. onshore market at the end of the fourth quarter of 2018 and into 2019. This resulting decrease in the U.S. onshore activity has continued into the first three quarters of 2019. However, we continue to benefit from our clients' acceptance of new products which were led by our newly introduced technologies, including our HERO® PerFRAC and GoGunTM perforating systems.

Cost of Services, excluding depreciation

Cost of services was $86.2 million for the three months ended September 30, 2019, a 3% decrease compared to $88.4 million in the three months ended September 30, 2018 and relatively flat compared to $86.0 million for the three months ended June 30, 2019. Cost of services expressed as a percentage of services revenue was flat at 71% for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, but a decrease from 73% for the three months ended June 30, 2019. Cost of services increased to $262.6 million for the nine months ended September 30, 2019 compared to $258.5 million in the nine months ended September 30, 2018. Cost of services expressed as a percentage of services revenue increased to 73% for the nine months ended September 30, 2019, compared to 71% in the nine months ended September 30, 2018. The increase in cost of services during the three and nine months ended September 30, 2019 was primarily due to compensation and related charges.

Cost of Product Sales, excluding depreciation

Cost of product sales of $39.8 million for the three months ended September 30, 2019 was flat compared to $39.7 million for the three months ended September 30, 2018 and a 3% increase from $38.4 million for the three months ended June 30, 2019. Cost of product sales expressed as a percentage of product sales revenue was 76% for the three months ended September 30, 2019, compared to 69% and 75% for the three months ended September 30, 2018 and June 30, 2019, respectively. Cost of product sales of $115.2 million for the nine months ended September 30, 2019 increased 2% compared to $112.8 million in the nine months ended September 30, 2018. Cost of product sales expressed as a percentage of product sales revenue was 76% for the nine months ended September 30, 2019, compared to 70% for the nine months ended September 30, 2018. Higher cost of product sales as a percentage of product sales revenue is primarily due to absorbing fixed costs against a lower revenue base.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended September 30, 2019 was $11.0 million compared to $13.3 million and $9.8 million for the three months ended September 30, 2018 and June 30, 2019, respectively. G&A expense for the nine months ended September 30, 2019 was $38.3 million compared to $38.2 million for the nine months ended September 30, 2018. The variances are primarily due to changes in compensation expense during those periods.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2019 was $5.7 million compared to $5.7 million and $5.8 million for the three months ended September 30, 2018 and June 30, 2019, respectively. Depreciation and amortization expense for the nine months ended September 30, 2019 was $17.1 million compared to $17.4 million for the nine months ended September 30, 2018.

Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Gain on sale of assets	$(151)	$(136)	$(458)	$(643)
Results of non-consolidated subsidiaries	(96)	(57)	(193)	(126)
Foreign exchange	570	1,135	389	2,221
Rents and royalties	(134)	(264)	(727)	(500)
Employment related charges	—	—	2,866	—
Return on pension assets and other pension costs	(232)	(201)	(714)	(621)
Acquisition-related costs	—	623	—	623
Gain on sale of business	—	—	(1,154)	—
Cost reduction and other charges	—	—	2,977	—
Other, net	(669)	(970)	(333)	(784)
Total other (income) expense, net	$(712)	$130	$2,653	$170

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Gains) losses by currency	2019	2018	2019	2018
British Pound	$163	$89	$341	$65
Canadian Dollar	197	(113)	285	244
Euro	18	108	20	92
Other currencies, net	192	1,051	(257)	1,820
Total loss, net	$570	$1,135	$389	$2,221

Interest Expense

Interest expense for the three months ended September 30, 2019 was $3.7 million compared to $3.3 million and $3.7 million for the three months ended September 30, 2018 and June 30, 2019, respectively. Interest expense for the nine months ended September 30, 2019 was $11.1 million compared to $9.7 million for the nine months ended September 30, 2018. The variances between 2019 and 2018 are primarily due to the $47 million increase in variable rate debt drawn against the Credit Facility in September 2018 to fund the acquisition of Guardian Global Technologies Ltd.

Income Tax Expense

The effective tax rate for the three months ended September 30, 2019 and 2018 was 12.1% and 29.8%, respectively. In the third quarter of 2019, we recorded net income tax expense of $3.3 million compared to income tax expense of $9.4 million in the same period in 2018, due to the result of several items discrete to each quarter, along with changes in activity levels in jurisdictions with differing tax rates. The effective tax rate for the nine months ended September 30, 2019 and 2018 was (30.2)% and 21.7%, respectively. Resulting from a corporate restructuring in the first quarter of 2019 there is a net tax benefit of $58.5 million, and tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item in the first quarter of 2019.

The tax benefit of the corporate restructuring is reflected as a deferred tax asset on the Consolidated Balance Sheet which will be realized over the years 2019 until 2033.

Return to Index

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

See Note 6, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three months ended September 30,		2019/2018		Three months ended June 30,	Q2 / Q1
	2019	2018	$ Change	% Change	2019	$ Change	% Change
Revenue:
Reservoir Description	$109,339	$103,609	$5,730	6%	$105,649	$3,690	4%
Production Enhancement	63,861	78,537	(14,676)	(19)%	63,389	472	1%
Consolidated	$173,200	$182,146	$(8,946)	(5)%	$169,038	$4,162	3%
Operating income:
Reservoir Description	$18,835	$14,956	$3,879	26%	$15,878	$2,957	19%
Production Enhancement	11,456	19,243	(7,787)	(41)%	10,424	1,032	10%
Corporate and Other[1]	916	680	236	NM	1,706	(790)	NM
Consolidated	$31,207	$34,879	$(3,672)	(11)%	$28,008	$3,199	11%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

	Nine months ended September 30,
	2019	2018	$ Change	% Change
Revenue:
Reservoir Description	$318,280	$306,525	$11,755	4%
Production Enhancement	193,152	221,114	(27,962)	(13)%
Consolidated	$511,432	$527,639	$(16,207)	(3)%
Operating income:
Reservoir Description	$40,892	$44,473	$(3,581)	(8)%
Production Enhancement	31,792	55,357	(23,565)	(43)%
Corporate and Other[1]	2,945	814	2,131	NM
Consolidated	$75,629	$100,644	$(25,015)	(25)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment of $109.3 million for the third quarter of 2019 increased 6% from $103.6 million for the third quarter of 2018, and increased 4% from $105.6 million in the second quarter of 2019. Revenue from the Reservoir Description segment of $318.3 million for the nine months ended September 30, 2019 increased 4% from $306.5 million for the nine months ended September 30, 2018. Reservoir Description operations are heavily exposed to international and offshore activity levels, with approximately 80% of its revenue sourced outside the U.S. Improvement in year-over-year and sequential financial performance in this segment is a result of increased international and offshore client activity which was partially offset by the sale of a business, located in the Asia-Pacific region, during the second quarter of 2019. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore Europe and

Return to Index

Africa, offshore South America, North America, and the Middle East as well as both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world.

Operating income of $18.8 million in the third quarter of 2019 increased 26% year-over-year compared to $15.0 million in the third quarter of 2018 and increased 19% sequentially from $15.9 million in the second quarter of 2019. Operating income of $40.9 million for the nine months ended September 30, 2019 decreased 8% compared to $44.5 million for the nine months ended September 30, 2018. The year-over-year decrease was due to additional expense recorded for stock compensation related to retirement eligible employees and employment-related charges of $7.9 million in the first quarter of 2019 and severance and related charges of $1.7 million in the second quarter of 2019.

Operating margins were 17% in the third quarter of 2019, up from 14% during the third quarter of 2018 and up from 15% during the second quarter of 2019.

Production Enhancement

Revenue from the Production Enhancement segment, largely focused on complex completions in unconventional tight-oil reservoirs in the U.S. and conventional offshore development projects, was $63.9 million in the third quarter of 2019, a decrease of 19% year-over-year from $78.5 million in the third quarter of 2018 and flat sequentially compared to $63.4 million in the second quarter of 2019. Revenue from the Production Enhancement segment was $193.2 million for the nine months ended September 30, 2019, a decrease of 13% from $221.1 million for the nine months ended September 30, 2018. The significant decrease in the crude oil commodity price in the fourth quarter of 2018, resulted in a decrease of drilling and well completion activities in the U.S. onshore market at the end of the fourth quarter 2018. The lower level of drilling and well completion activity continued into the first three quarters of 2019. However, our clients continue to seek technological solutions for increasing daily production and estimated ultimate recoveries from their reservoirs and we continue to benefit from our clients' acceptance of new services and products which were led by the HERO® PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies.

Operating income in the third quarter of 2019 was $11.5 million, a decrease from $19.2 million, or 41%, in the third quarter of 2018 and an increase from $10.4 million, or 10%, in the second quarter of 2019. Operating income for the nine months ended September 30, 2019 was $31.8 million, a decrease from $55.4 million, or 43%, for the nine months ended September 30, 2018. The increased profitability sequentially is due to increased demand for our higher margin services and products. The first quarter of 2019 includes accelerated stock compensation expense of $2.5 million, for retirement eligible employees, and cost reduction and other related charges of $1.3 million in the second quarter of 2019.

Operating margins were 18% in the third quarter of 2019, down from 25% in the third quarter of 2018 but up from 16% for the second quarter of 2019. Operating margins were 17% for the nine months ended September 30, 2019, down from 25% for the nine months ended September 30, 2018. The decrease in operating margin in the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to absorbing fixed costs against a lower revenue base, acceleration of stock compensation expense and cost reduction related expense in 2019.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures, our dividend and share repurchase program. As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2019, $10.4 million of our $13.1 million of cash was held by our foreign subsidiaries.

Return to Index

Cash Flows

The following table summarizes cash flows (in thousands):

	Nine months ended September 30,		2019/2018
	2019	2018	% Change
Cash flows provided by/(used in):
Operating activities	$68,225	$73,926	(8)%
Investing activities	(543)	(64,865)	NM
Financing activities	(67,670)	(9,361)	(623)%
Net change in cash and cash equivalents	$12	$(300)	104%

Cash flows provided by operating activities for the nine months ended September 30, 2019 compared to the same period in 2018 decreased primarily due to increased net income offset by changes in working capital.

The decrease in cash flows used in investing activities during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily attributable to the $17.8 million proceeds from the sale of two businesses in the second quarter of 2019 and the acquisition of a business in 2018 for $47.3 million.

Cash flows used in financing activities for the nine months ended September 30, 2019 increased compared to the same period in 2018. Debt increased $7 million during the nine months ended September 30, 2019, as compared to debt increasing by $70 million during the same period in 2018. In the nine months ended September 30, 2019, we repurchased 24,453 shares of our common stock for an aggregate purchase price of $15 million compared to the repurchase of 42,994 shares for an aggregate purchase price of $4.8 million during the same period in 2018. During the nine months ended September 30, 2019, we used $73.2 million to pay dividends, which is consistent with the amount paid for the same period in 2018.

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

	Nine months ended September 30,		2019/2018
	2019	2018	% Change
Free cash flow calculation:
Net cash provided by operating activities	$68,225	$73,926	(8)%
Less: cash paid for capital expenditures	(17,537)	(16,063)	(9)%
Free cash flow	$50,688	$57,863	(12)%

The decrease in free cash flow for the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to increased net income offset by changes in working capital.

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

The aggregate borrowing commitment under our Credit Facility is $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $19.1 million at September 30, 2019, resulting in an available borrowing capacity under the Credit Facility of $131.9 million. In addition to those items under the Credit Facility, we had $12.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2019.

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

In 2014, we entered into two interest rate swap agreements for a total notional amount of $50 million, one of which expired during the three months ended September 30, 2019. See Note 15 - Derivative Instruments and Hedging Activities.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
July 1 - 31, 2019 (1)	3,351	$52.88	—	4,046,268
August 1 - 31, 2019 (1)	5,046	$46.35	—	4,058,225
September 1 - 30, 2019	—	—	—	4,058,225
Total	8,397	$48.96	—

(1)	During the quarter 8,397 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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

(3)	We distributed 28,452 treasury shares upon vesting of stock-based awards during the three months ended September 30, 2019.

Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	-	Inline XBRL Schema Document	Filed herewith
101.CAL	-	Inline XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	Inline XBRL Label Linkbase Document	Filed herewith
101.PRE	-	Inline XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	Inline XBRL Definition Linkbase Document	Filed herewith
104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.

Date:	October, 24 2019	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index