Form 10-Q
period 2020-03-31
CORE LABORATORIES N V
filed 2020-04-24
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 22, 2020 was 44,456,717.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,890	$11,092
Accounts receivable, net of allowance for doubtful accounts of $2,436 and $2,730 at 2020 and 2019, respectively	126,872	131,579
Inventories	52,263	50,163
Prepaid expenses	14,328	15,951
Income taxes receivable	5,899	6,527
Other current assets	6,455	5,925
TOTAL CURRENT ASSETS	219,707	221,237
PROPERTY, PLANT AND EQUIPMENT, net	123,112	123,506
RIGHT OF USE ASSETS	74,943	75,697
INTANGIBLES, net	8,973	17,450
GOODWILL	99,376	213,425
DEFERRED TAX ASSETS, net	71,219	67,312
OTHER ASSETS	49,279	56,046
TOTAL ASSETS	$646,609	$774,673
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$37,054	$35,611
Accrued payroll and related costs	28,563	26,689
Taxes other than payroll and income	5,869	8,366
Unearned revenues	11,210	13,381
Operating lease liabilities	12,583	11,841
Income taxes payable	5,056	6,324
Other current liabilities	8,112	9,382
TOTAL CURRENT LIABILITIES	108,447	111,594
LONG-TERM DEBT, net	302,420	305,283
LONG-TERM OPERATING LEASE LIABILITIES	60,162	64,660
DEFERRED COMPENSATION	46,358	50,485
DEFERRED TAX LIABILITIES, net	23,871	27,338
OTHER LONG-TERM LIABILITIES	35,277	33,173
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,444,177 outstanding at 2020 and 44,796,252 issued and 44,465,562 outstanding at 2019	1,148	1,148
Additional paid-in capital	60,982	51,872
Retained earnings	41,007	160,539
Accumulated other comprehensive income (loss)	(8,239)	(6,330)
Treasury shares (at cost), 352,075 at 2020 and 330,690 at 2019	(29,182)	(29,364)
Total Core Laboratories N.V. shareholders' equity	65,716	177,865
Non-controlling interest	4,358	4,275
TOTAL EQUITY	70,074	182,140
TOTAL LIABILITIES AND EQUITY	$646,609	$774,673

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

 CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended
	March 31,
	2020	2019
	(Unaudited)
REVENUE:
Services	$109,967	$120,338
Product sales	42,433	48,856
Total revenue	152,400	169,194
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	80,941	92,359
Cost of product sales, exclusive of depreciation expense shown below	34,190	35,024
General and administrative expense, exclusive of depreciation expense shown below	19,567	17,437
Depreciation	5,042	5,239
Amortization	399	348
Impairments	122,204	—
Other (income) expense, net	(970)	2,373
OPERATING INCOME (LOSS)	(108,973)	16,414
Interest expense	3,411	3,726
Income (loss) from continuing operations before income tax expense	(112,384)	12,688
Income tax expense (benefit)	(4,046)	(27,610)
Income (loss) from continuing operations	(108,338)	40,298
Income (loss) from discontinued operations, net of income taxes	—	259
Net income (loss)	(108,338)	40,557
Net income (loss) attributable to non-controlling interest	83	47
Net income (loss) attributable to Core Laboratories N.V.	$(108,421)	$40,510

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$(2.44)	$0.91
Basic earnings (loss) per share from discontinued operations	$—	$—
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$(2.44)	$0.91

Diluted earnings (loss) per share from continuing operations	$(2.44)	$0.90
Diluted earnings (loss) per share from discontinued operations	$—	$0.01
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$(2.44)	$0.91

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,447	44,323
Assuming Dilution	44,447	44,734

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
Net income (loss)	$(108,338)	$40,557
Other comprehensive income:
Derivatives
Gain (loss) in fair value of interest rate swaps	(2,329)	(372)
Interest rate swap amounts reclassified to interest expense	47	(49)
Income taxes on derivatives	373	89
Total derivatives	(1,909)	(332)
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	—	(25)
Amortization to net income of actuarial loss	—	15
Income taxes on pension and other postretirement benefit plans	—	3
Total pension and other postretirement benefit plans	—	(7)
Total other comprehensive income (loss)	(1,909)	(339)
Comprehensive income (loss)	(110,247)	40,218
Comprehensive income attributable to non-controlling interest	83	47
Comprehensive income (loss) attributable to Core Laboratories N.V.	$(110,330)	$40,171

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Three months ended
	March 31,
	2020	2019
	(Unaudited)
Common Shares
Balance at Beginning of Period	$1,148	$1,148
Balance at End of Period	$1,148	$1,148

Additional Paid-In Capital
Balance at Beginning of Period	$51,872	$57,438
Stock based-awards	9,110	7,646
Balance at End of Period	$60,982	$65,084

Retained Earnings
Balance at Beginning of Period	$160,539	$156,130
Dividends paid	(11,111)	(24,374)
Net income (loss) attributable to Core Laboratories N.V.	(108,421)	40,510
Balance at End of Period	$41,007	$172,266

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(6,330)	$(5,456)
Amortization of deferred pension costs, net of tax	—	(7)
Interest rate swaps, net of tax	(1,909)	(332)
Balance at End of Period	$(8,239)	$(5,795)

Treasury Stock
Balance at Beginning of Period	$(29,364)	$(52,501)
Stock based-awards	1,420	3,450
Repurchase of common shares	(1,238)	(487)
Balance at End of Period	$(29,182)	$(49,538)

Non-Controlling Interest
Balance at Beginning of Period	$4,275	$4,141
Net income (loss) attributable to non-controlling interest	83	47
Balance at End of Period	$4,358	$4,188

Total Equity
Balance at Beginning of Period	$182,140	$160,900
Stock based-awards	10,530	11,096
Repurchase of common shares	(1,238)	(487)
Dividends paid	(11,111)	(24,374)
Amortization of deferred pension costs, net of tax	—	(7)
Interest rate swaps, net of tax	(1,909)	(332)
Net income (loss)	(108,338)	40,557
Balance at End of Period	$70,074	$187,353

Cash Dividends per Share	$0.25	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(108,338)	$40,298
Income (loss) from discontinued operations, net of tax	—	259
Net income	$(108,338)	$40,557
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	10,530	11,096
Depreciation and amortization	5,441	5,587
Changes to value of life insurance policies	2,328	(1,771)
Deferred income taxes	(7,374)	(31,760)
Impairments	122,204	—
Other non-cash items	201	(74)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	4,784	(3,936)
Inventories	(2,285)	(4,407)
Prepaid expenses and other current assets	1,724	3,443
Other assets	4,931	(2,882)
Accounts payable	132	1,346
Accrued expenses	(3,163)	8,531
Unearned revenues	(2,171)	825
Other long-term liabilities	(6,919)	(1,399)
Net cash provided by operating activities	$22,025	$25,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(3,340)	$(5,183)
Patents and other intangibles	(77)	86
Business acquisitions, net of cash acquired	—	311
Premiums on life insurance	(467)	(419)
Net cash used in investing activities	$(3,884)	$(5,205)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	$(20,000)	$(32,000)
Proceeds from debt borrowings	17,000	37,000
Dividends paid	(11,111)	(24,374)
Repurchase of common shares	(1,238)	(487)
Other financing activities	6	—
Net cash used in financing activities	$(15,343)	$(19,861)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,798	90
CASH AND CASH EQUIVALENTS, beginning of period	11,092	13,116
CASH AND CASH EQUIVALENTS, end of period	$13,890	$13,206

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,523	$4,795
Cash payments for income taxes	$3,117	$1,476

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2020 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2020.

Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2019 was derived from the 2019 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2019.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Finished goods	$29,118	$26,507
Parts and materials	20,335	21,419
Work in progress	2,810	2,237
Total inventories	$52,263	$50,163

Return to Index

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations.

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of our Annual Report on Form 10-K for the year ended December 31, 2019. Significant changes to our accounting policies as a result of adopting Topic 326 – Financial Instruments-Credit Losses and Topic 350 – Intangibles-Goodwill and Other are discussed below:

Financial Instruments-Credit Losses

We have adopted the expected credit losses methodology for measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss impairment methodology. Our financial instruments that are potentially subject to credit losses consist primarily of cash and cash equivalents and accounts receivable. There is no significant impact in our consolidated financial statements or on our accounting policies and processes upon the adoption of this standard.

Intangibles-Goodwill and Other

We assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, then there is an impairment loss limited to the amount of goodwill-allocated to that reporting unit. Our reporting units are the same as our two reportable segments. On January 1, 2020, we adopted the FASB new methodology for assessing goodwill impairment, see Note 20 - Recent Accounting Pronouncements for additional information.

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

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Contract assets
Current	$1,064	$2,183
Non-Current	—	244
	$1,064	$2,427
Contract Liabilities
Current	$3,636	$4,473
Non-current	249	383
	$3,885	$4,856

Return to Index

March 31, 2020
Estimate of when contract liabilities will be recognized as revenue
within 12 months	$3,636
within 12 to 24 months	249
greater than 24 months	—

We did not recognize any impairment losses on our receivables and contract assets for the three months ended March 31, 2020.

5. ACQUISITIONS

We had no significant acquisitions during the three months ended March 31, 2020.

In 2018, we acquired a business providing downhole technologies associated with perforating systems for $48.9 million in cash. These downhole technologies will significantly enhance Core Lab's Production Enhancement operations and its ability to bring new and innovative product offerings to our clients. We finalized the fair value assessment of the assets acquired during the third quarter of 2019. We have determined the fair value of tangible assets acquired to be $4.1 million, and intangible assets, including patents, customer-relationship benefits, non-compete agreements and trade secrets to be $9.4 million. We have accounted for this acquisition by allocating the purchase price to the net assets acquired based on their fair values at the date of acquisition which resulted in an increase to goodwill of $35.4 million. The acquisition is included in the Production Enhancement business segment.

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

Return to Index

Selected data for this discontinued business consisted of the following (in thousands):

Three Months Ended
March 31, 2019
Service revenue	$699
Product sales	1,768
Total revenue	2,467
Cost of services, exclusive of depreciation expense shown below	345
Cost of product sales, exclusive of depreciation expense shown below	1,642
Other expense	(26)
Operating income (loss)	506
Income tax expense (benefit)	247
Income (loss) from discontinued operations, net of income taxes	$259

There are no balances recorded for the discontinued operations as of March 31, 2020 and December 31, 2019.

Net cash provided by (used in) operating activities of discontinued operations for the three months ended March 31, 2020 and 2019 was $0.0 million and $0.7 million, respectively.

7. LONG-TERM DEBT, NET

We have no financing lease obligations.

Long-term debt is as follows (in thousands):

	March 31, 2020	December 31, 2019
Senior Notes	$150,000	$150,000
Credit Facility	154,000	157,000
Total long-term debt	304,000	307,000
Less: Debt issuance costs	(1,580)	(1,717)
Long-term debt, net	$302,420	$305,283

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

Return to Index

The aggregate borrowing commitment under our revolving credit facility (the “Credit Facility”) is $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $14.6 million at March 31, 2020, resulting in an available borrowing capacity under the Credit Facility of $131.4 million. In addition to those items under the Credit Facility, we had $6.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2020.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (consolidated EBITDA divided by interest expense) and a leverage ratio (consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, which means that a default under one agreement may result in the default of the other agreement. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 2.5 to 1.0. The Credit Facility agreement allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principle would affect the computation of any financial ratio or requirement of the Credit Facility. Pursuant to the terms of our Credit Facility, we have calculated our leverage ratio to be 1.93, and our interest coverage ratio to be 8.59 for the period ending March 31, 2020. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

We entered into two interest rate swap agreements for a total notional amount of $50 million, including one of which was entered during the three months ended March 31, 2020. See Note 17 - Derivative Instruments and Hedging Activities.

The estimated fair value of total debt at March 31, 2020 and December 31, 2019 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

8. PENSION

Defined Benefit Plan

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. During 2019 and 2018, there was a curtailment of the Dutch Plan for our Dutch employees whose pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. These employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group or participants remains as long as they stay in active service for the company. There is no further contribution to fund the Dutch Plan since end of 2019.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Service cost	$—	$192
Interest cost	168	260
Expected return on plan assets	(154)	(232)
Amortization of prior service cost	—	(25)
Amortization of actuarial loss	—	15
Net periodic pension cost	$14	$210

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

10. EQUITY

During the three months ended March 31, 2020, we repurchased 33,741 of our common shares for $1.2 million. Included in this total were rights to 3,741 shares valued at $0.1 million, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 12,356 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2020.

In February 2020, we paid a quarterly dividend of $0.25 per share of common stock.

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Unrecognized net actuarial loss	(5,640)	(5,640)
Fair value of derivatives, net of tax	(2,599)	(690)
Total accumulated other comprehensive loss	$(8,239)	$(6,330)

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

	Three Months Ended
	March 31,
	2020	2019
Weighted average basic common shares outstanding	44,447	44,323
Effect of dilutive securities:
Performance shares	—	393
Restricted stock	—	18
Weighted average diluted common and potential common shares outstanding	44,447	44,734

12. IMPAIRMENTS

During the three months ended March 31, 2020 the novel coronavirus disease 2019 (“COVID-19”) spread across the globe and resulted in government mandated shut-downs, home sheltering and social distancing efforts to mitigate the spread of the virus.  The COVID-19 mitigation actions also caused a sharp decrease in the consumption and demand for crude-oil, and led to

Return to Index

a sharp decrease in current and projected crude oil prices.  These events have resulted in sharp decreases to the valuation of companies associated with the energy industry, including Core Laboratories. As a result, we determined that it was more likely than not that the fair value of our reporting units was less than their carrying value, which triggered the Company to perform an updated impairment assessment as of March 31, 2020. We performed an impairment test in accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets and ASC Topic 350, Intangibles-Goodwill and Other, on our indefinite-lived and long-lived assets related to asset groups, and our reporting units.

As of March 31, 2020, we have two reporting units that are the same as our two reportable segments, with goodwill balances aggregating $213.4 million. We performed a detailed quantitative impairment assessment of our reporting units. We determined that the fair value of one of the reporting units, our Production Enhancement segment representing approximately $114.0 million of the goodwill, was less than the carrying value. We determined that the Reservoir Description reporting unit’s fair value is above the carrying value, which represented $99.4 million of goodwill.  As the result of this assessment, we concluded that the goodwill associated with our Production Enhancement segment was fully impaired, resulting in a $114.0 million goodwill impairment charge.

We applied the income approach to estimate the fair value of the reporting unit. The income approach estimates the fair value by discounting each reporting unit’s estimated future cash flows using the company estimate of the discount rate, or expected return, that a market participant would have required as of the valuation date.

Some of the significant assumptions in the income approach include the estimated future net annual cash flows for each reporting unit and the discount rate. These estimates are based on assumptions we believed to be reasonable, however, given the inherent uncertainty in determining the assumptions underlying a discounted cash flow analysis, actual result may differ from those used in our valuation which could result in additional impairment charges in the future. The discount rates utilized to value the reporting units were approximately 10.3% and 15.1%, depending on the risk and uncertainty inherent in the respective reporting unit.

As of March 31, 2020, we identified a triggering event for one of the asset groups under the reporting unit, Production Enhancement. The estimated fair value, based on applying the income approach model, of one of the asset groups was determined to be below their carrying value. As a result, we recorded a charge of $8.2 million to impair the intangible assets relating to the business acquisition of Guardian Technology in 2018. This impairment charge was associated with our Production Enhancement segment.

13. GOODWILL

The changes in the carrying amount of goodwill for each reportable segment for the three months ended March 31, 2020 were as follows (in thousands):

	Reservoir	Production
	Description	Enhancement	Total
Balance at December 31, 2019	$99,484	$113,941	$213,425
Impairment	—	(114,049)	(114,049)
Other	(108)	108	—
Balance at March 31, 2020	99,376	—	99,376

Return to Index

14. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Gain on sale of assets	$4	$(246)
Results of non-consolidated subsidiaries	(26)	(73)
Foreign exchange	(576)	37
Rents and royalties	(135)	(106)
Employment related charges	—	3,200
Return on pension assets and other pension costs	168	260
Curtailment	(1,187)	—
Cost reduction and other charges	1,154	—
Other, net	(372)	(699)
Total other (income) expense, net	$(970)	$2,373

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
(Gains) losses by currency	2020	2019
British Pound	$(88)	$13
Canadian Dollar	723	59
Euro	2	(90)
Other currencies, net	(1,213)	55
Total loss, net	$(576)	$37

15. INCOME TAX EXPENSE

The Company recorded an income tax benefit of $4.0 million and $27.6 million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 was 3.6% recorded on a loss from continuing operations before taxes of $112.4 million. The lower effective tax rate for the first quarter of 2020, was primarily effected by the impairment of goodwill and intangible assets, which were largely not deductible for tax purposes. The tax benefit associated with the $122.2 million impairment charge was limited to $9 million, and is a discrete item for the first quarter of 2020. We will continue to refine our estimate of the tax effect from the impairment through the year. The effective tax rate for the three months ended March 31, 2019 was (217.6%) on income from continuing operations before tax of $12.7 million. The income tax benefit recorded in the first quarter of 2019 is the result of a corporate restructuring which resulted in a net deferred tax benefit of $58.5 million, which was reduced by tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item to the quarter ended March 31, 2019.  Income tax expense will continue to be impacted by changes in activity levels in jurisdictions with differing tax rates.

16. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

Return to Index

	Three months ended
	March 31, 2020	March 31, 2019
Lease Cost
Operating lease cost	$4,340	$4,752
Short-term lease cost	462	294
Variable lease cost	423	119
Total lease cost	$5,225	$5,165

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,336	$4,597
Right-of-use assets obtained in exchange for new lease liabilities	$3,073	$3,670
Weighted-average remaining lease term- operating leases	8.79 years	9.21 years
Weighted-average discount rate - operating leases	4.99%	5.01%

Scheduled undiscounted cash flows for non-cancellable leases at March 31, 2020 consist of the following (in thousands):

Operating Leases
Remainder of 2020	$11,599
2021	13,163
2022	11,453
2023	9,827
2024	7,702
Thereafter	36,563
Total undiscounted lease payments	$90,307
Less: Imputed Interest	(17,562)
Total lease liabilities	$72,745

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

17. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

We entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024. During the first quarter of 2020, we entered into the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.3% through February 28, 2025. Each swap is measured at fair value and recorded in our Consolidated Balance Sheet as an asset or liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses

Return to Index

are deferred to shareholders' equity as a component of accumulated other comprehensive gain (loss) and are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At March 31, 2020, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $104 million, after taking into account the effect of the swap.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	March 31, 2020	December 31, 2019	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$(988)	$—	Other current (liabilities)
10 year interest rate swap	(2,348)	(1,054)	Other long-term (liabilities)
	$(3,336)	$(1,054)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(6)	$(49)	(Decrease) to interest expense
10 year interest rate swap	52	—	Increase to interest expense
	$46	$(49)

Return to Index

18. FINANCIAL INSTRUMENTS

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

At March 31, 2020, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $96 million, after taking into account the effect of the swaps.

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		March 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$40,518	$—	$40,518	$—
	$40,518	$—	$40,518	$—
Liabilities:
Deferred compensation plan	$31,000	$—	$31,000	$—
5 year interest rate swap	988	—	988	—
10 year interest rate swap	2,348	—	2,348	—
	$34,336	$—	$34,336	$—

		Fair Value Measurement at
		December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$47,009	$—	$47,009	$—
5 year interest rate swap	—	—	—	—
	$47,009	$—	$47,009	$—
Liabilities:
Deferred compensation plan	$34,081	$—	$34,081	$—
10 year interest rate swap	1,054	—	1,054	—
	$35,135	$—	$35,135	$—
(1)	Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation agreements.

19. SEGMENT REPORTING

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

Return to Index

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three months ended March 31, 2020
Revenue from unaffiliated clients	$102,702	$49,698	$—	$152,400
Inter-segment revenue	100	316	(416)	—
Segment operating income (loss)	11,062	(121,299)	1,264	(108,973)
Total assets (at end of period)	337,406	159,608	149,595	646,609
Capital expenditures	1,412	1,914	14	3,340
Depreciation and amortization	3,521	1,642	278	5,441
Three months ended March 31, 2019
Revenue from unaffiliated clients	$103,292	$65,902	$—	$169,194
Inter-segment revenue	96	44	(140)	—
Segment operating income	6,179	9,912	323	16,414
Total assets (at end of period)	342,617	290,734	158,409	791,760
Capital expenditures	1,902	2,851	430	5,183
Depreciation and amortization	3,987	1,183	417	5,587
(1) "Corporate & Other" represents those items that are not directly related to a particular segment, eliminations and the assets and liabilities of discontinued operations.

20. RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU 2016-13 ("Measurement of Credit Losses on Financial Instruments") which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We have adopted this standard on January 1, 2020, and there is no significant impact on our consolidated financial statements or on our accounting policies and processes.

In January 2017, the FASB issued ASU 2017-04 (“Simplifying the Test for Goodwill Impairment”) which eliminates a step in computing the implied fair value of goodwill with a new methodology of an entity performing an annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. We adopted this standard on January 1, 2020, and although the new methodology was applied for the goodwill impairment analysis performed for the three month period ending March 31, 2020, it did not change the conclusion that goodwill had been impaired, and there is no significant impact on our consolidated financial statements or on our accounting policies and processes as a result of adopting this updated accounting standard.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2020 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report").

General

Core Laboratories N.V. is a limited liability company incorporated and domiciled in the Netherlands. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 4,300 people worldwide.

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

Return to Index

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2019 Annual Report and in Part II of this Quarterly Report, as well as the other reports filed by us with the Securities and Exchange Commission ("SEC").

Outlook

The events occurring during first quarter of 2020 associated with the coronavirus disease 2019 (“COVID-19”) pandemic and global government mandated shut-downs, home sheltering and social distancing policies have caused a significant decline in the demand for crude oil and associated products.  The significant decline in demand has resulted in a significant decline in the price of crude oil, which has also resulted in a high degree of uncertainty about future demand and the future price for crude oil.  As a result, it is anticipated that the activity associated with the energy markets and our clients will remain low and the commodity price of crude oil will also continue to be depressed and volatile for the remainder of 2020.  OPEC nations, Russia and other oil producing nations continue to work towards negotiating and implementing potentially substantial reductions to current levels of oil being produced, if such negotiations are successful and executed, these actions could help to improve the balance of the supply with demand of crude oil in the mid-term and longer-term.

As part of our long-term growth strategy, we continue to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines subject to client demand and market conditions. We believe our market presence in strategic areas provides us a unique opportunity to serve our clients who have global operations whether they are international oil companies, national oil companies, or independent oil companies.

Our major clients continue to focus on capital management, return on invested capital (“ROIC”), free cash flow, and returning capital back to their shareholders, as opposed to a focus on production growth at any cost. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. Considering a longer term strategy, we expect to benefit from our clients’ shift in focus from strictly production growth to employing higher technological solutions in their efforts to maximize economic production growth and estimated ultimate recovery ("EUR").

We believe operators will continue to manage their capital spending within approved budgets, and maintain their focus on strengthening their balance sheets with an effort to generate positive free cash flow. This was apparent during the first quarter of 2020 with the notable declines in both the U.S. onshore rig count, U.S. land completion activity, and public announcements from oil and gas operators stating their 2020 capital expenditures programs have been reduced significantly. As a result, we believe the U.S. onshore activity in 2020 will decrease significantly and continue to be constrained by these factors.

Core Laboratories expects international field development spending will be funded largely from operating budgets. Reservoir Description continues to work with clients and discuss the progression of longer-term international projects with clients. Longer-term international and offshore projects which are commonly announced through Final Investment Decisions (“FIDs”), and have been previously announced and initiated are not as susceptible or at-risk to delay or suspension due to shorter-term volatility in crude oil commodity price. Additionally, the reservoir fluids analysis that is performed on projects associated with current producing fields, continues to be critical and will be less affected by lower commodity prices for crude oil. The revenue opportunity for Reservoir Description occurs once the well has been drilled and core and fluid samples are recovered from the well and analyzed. The adverse impact from COVID-19 and the depression of crude-oil prices has resulted in increased uncertainty associated with the activity levels and revenue opportunities from these international and offshore projects, however most of the larger projects, especially the projects that have already been commissioned and are underway, are focused on a longer term forecast versus a short to mid-term assessment of the crude oil commodity prices.

Core Laboratories continued to operate as an essential business in response to COVID-19. We have experienced some business disruptions, which is expected to continue for the remainder of the year and possibly beyond 2020. These disruptions mainly relating to operational workflow such as travel, product delivery and quarantine restrictions that caused the delay in client’s projects. We have not experienced any significant disruption in our supply chain, and do not anticipate significant

Return to Index

disruption in our supply chain. We have implemented a continuity plan across our global organization to protect the health of employees while servicing the clients.

In response to market conditions, in March 2020, Core Lab’s Board of Supervisory Directors (the “Supervisory Board”) approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow on debt reduction. In December 2019, the Supervisory Board had previously reduced the dividends to $0.25 per share beginning with the first quarter of 2020. The Company is also actively enacting cost control plans which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to below the 2016 level of $11.4 million, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions include reductions in workforce and reduction of senior executive and employee compensation.

Specifically, the Company has reduced senior executives’ annual base salary by 20% for the foreseeable future. In addition, David Demshur, the current CEO and Chairman of the Company, has decided to accelerate his retirement to the end of May 2020. Mr. Demshur will be available in an uncompensated advisory role after his retirement to support the Company as needed. Core Lab believes these immediate actions, as well as continue evaluation and adjustments, will allow Core Lab, as it has for over 83 years, to navigate through these challenging times. Core Lab remains focused on preserving the quality of service for its clients and producing returns for its shareholders.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three months ended March 31,				Change
	2020		2019		$	%
REVENUE:
Services	$109,967	72%	$120,338	71%	$(10,371)	(9)%
Product sales	42,433	28%	48,856	29%	(6,423)	(13)%
Total revenue	152,400	100%	169,194	100%	(16,794)	(10)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	80,941	74%	92,359	77%	(11,418)	(12)%
Cost of product sales, exclusive of depreciation expense shown below*	34,190	81%	35,024	72%	(834)	(2)%
Total cost of services and product sales	115,131	76%	127,383	75%	(12,252)	(10)%
General and administrative expense	19,567	13%	17,437	10%	2,130	12%
Depreciation and amortization	5,441	4%	5,587	3%	(146)	(3)%
Impairments	122,204	80%	—	—%	122,204	NM
Other (income) expense, net	(970)	(1)%	2,373	1%	(3,343)	NM
Operating income	(108,973)	(72)%	16,414	10%	(125,387)	NM
Interest expense	3,411	2%	3,726	2%	(315)	(8)%
Income before income tax expense	(112,384)	(74)%	12,688	7%	(125,072)	NM
Income tax expense (benefit)	(4,046)	(3)%	(27,610)	(16)%	23,564	85%
Income from continuing operations	(108,338)	(71)%	40,298	24%	(148,636)	NM
Income (loss) from discontinued operations, net of tax	—	—%	259	—%	(259)	NM
Net Income	(108,338)	(71)%	40,557	24%	(148,895)	NM
Net income (loss) attributable to non-controlling interest	83	—%	47	—%	36	NM
Net income attributable to Core Laboratories N.V.	$(108,421)	(71)%	$40,510	24%	$(148,931)	NM

Other Data:
Current ratio (1)	2.03:1		1.82:1
Debt to EBITDA ratio (2)	2.35:1		2.25:1
Debt to Adjusted EBITDA ratio (3)	1.93:1		1.72:1

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, and amortization.

(3)  Debt to Adjusted EBITDA ratio (as defined in our Bank Revolving Credit Facility) is calculated as follows:  debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance, and certain non-cash adjustments.

Return to Index

	Three months ended				Change
	March 31, 2020		December 31, 2019		$	%
REVENUE:
Services	$109,967	72%	$115,164	73%	$(5,197)	(5)%
Product sales	42,433	28%	41,614	27%	819	2%
Total revenue	152,400	100%	156,778	100%	(4,378)	(3)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	80,941	74%	83,025	72%	(2,084)	(3)%
Cost of product sales, exclusive of depreciation expense shown below*	34,190	81%	34,724	83%	(534)	(2)%
Total cost of services and product sales	115,131	76%	117,749	75%	(2,618)	(2)%
General and administrative expense	19,567	13%	9,773	6%	9,794	100%
Depreciation and amortization	5,441	4%	5,535	4%	(94)	(2)%
Impairments	122,204	80%	—	—%	122,204	NM
Other (income) expense, net	(970)	(1)%	2,666	2%	(3,636)	NM
Operating income	(108,973)	(72)%	21,055	13%	(130,028)	NM
Interest expense	3,411	2%	3,588	2%	(177)	(5)%
Income before income tax expense	(112,384)	(74)%	17,467	11%	(129,851)	NM
Income tax expense (benefit)	(4,046)	(3)%	7,177	5%	(11,223)	NM
Income from continuing operations	(108,338)	(71)%	10,290	7%	(118,628)	NM
Income (loss) from discontinued operations, net of tax	—	—%	—	—%	—	NM
Net income	(108,338)	(71)%	10,290	7%	(118,628)	NM
Net income attributable to non-controlling interest	83	—%	(40)	—%	123	NM
Net income attributable to Core Laboratories N.V.	$(108,421)	(71)%	$10,330	7%	$(118,751)	NM

Other Data:
Current ratio (1)	2.03:1		1.98:1
Debt to EBITDA ratio (2)	2.35:1		2.33:1
Debt to Adjusted EBITDA ratio (3)	1.93:1		1.93:1

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, and amortization.

(3)  Debt to Adjusted EBITDA ratio (as defined in our Bank Revolving Credit Facility) is calculated as follows:  debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance, and certain non-cash adjustments.

Operating Results for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019 and December 31, 2019

Services Revenue

Services revenue is primarily tied to activities associated with the exploration and production of oil and gas outside the U.S. For the three months ended March 31, 2020, services revenue of $110.0 million decreased year-over-year from $120.3 million for the three months ended March 31, 2019 and decreased sequentially from $115.2 million for the three months ended December 31, 2019. Crude-oil prices partially rebounded in 2019 from the fourth quarter of 2018, however, the events occurring during first quarter of 2020 associated with COVID-19 pandemic and global government mandated shut-downs, home sheltering and social distancing policies have caused a significant decline in the demand for crude oil and associated products. This resulted in decreased and disrupted activity by our clients and disruptions to our revenue generating operational

Return to Index

activities leading to a sharp decrease in service revenue in the North America onshore market, with some disruptions to the markets outside the U.S. onshore during the first quarter of 2020. These events caused services revenue to decline in the first quarter of 2020 when compared to the first and fourth quarter of 2019. The COVID-19 pandemic has resulted in a delay of work performed for projects within the offshore and international markets. The decline in the demand for crude oil resulted in a more severe decrease of activity in the U.S. onshore market, which is expected to be depressed for a longer term.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Suriname, Malaysia and other international locations such as offshore South America, Australia, and the Middle East, including Kuwait and the United Arab Emirates. Analysis of crude oil derived products also occurs in every major producing region of the world.

Product Sales Revenue

Product sales revenue is tied more to the completion of wells in North America, with the U.S. onshore market being the largest market for these products. For the three months ended March 31, 2020, product sales revenue, of $42.4 million decreased 13% year-over-year from $48.9 million in the three months ended March 31, 2019 and increased 2% from $41.6 million for the three months ended December 31, 2019. For the three months ended March 31, 2020, product sales to international markets were higher, which also includes product sales through our Reservoir Description segment of instrumentation used in the evaluation of crude oil characterization properties of producing oil fields. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The rig count for North America decreased from the first quarter of 2019 to the first quarter of 2020 by over 20%, and increased 2% from the fourth quarter of 2019 as rig count in Canada is seasonally higher during winter. The rig count for U.S. onshore decreased over 25% from last year and over 4% from the fourth quarter of 2019.

Cost of Services, excluding depreciation

Cost of services was $80.9 million for the three months ended March 31, 2020, a 12% decrease compared to $92.4 million in the three months ended March 31, 2019 and down slightly compared to $83.0 million for the three months ended December 31, 2019. Cost of services expressed as a percentage of services revenue decreased to 74% for the three months ended March 31, 2020, compared to 77% for the three months ended March 31, 2019, but increased from 72% for the three months ended December 31, 2019. Although cost of services decreased during the three months ended March 31, 2020, the unforeseen disruptions to our operations as a result of government imposed shutdowns to mitigate the spread of the COVID-19 pandemic impacted the first quarter of 2020, as some client project activities were delayed while personnel costs of the company were still incurred. Additionally, the first quarter of 2019 and 2020 include a charge for accelerated stock compensation associated with stock based compensation for employees who reached their eligible retirement age.

Cost of Product Sales, excluding depreciation

Cost of product sales of $34.2 million for the three months ended March 31, 2020 decreased when compared to $35.0 million for the three months ended March 31, 2019 and $34.7 million for the three months ended December 31, 2019. Given product sales are primarily associated with our Production Enhancement segment and the North American market, the cost of sales are impacted by the decreased activities associated with clients operating in these segments and geographic markets. Cost of product sales expressed as a percentage of product sales revenue for the first quarter of 2020 was 81% compared to 72% for the three months ended March 31, 2019 is primarily due to absorbing fixed costs against a decreased revenue base. The changes in cost of product sales compared to the quarter ending December 31, 2019 of 83% is due to slightly higher sales in the first quarter of 2020 and improved absorption of our fixed cost structure.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended March 31, 2020 was $19.7 million compared to $17.4 million and $9.8 million for the three months ended March 31, 2019 and December 31, 2019, respectively. The variances are primarily due to changes in compensation expense during those periods, including additional stock compensation expense of $6.8 million

Return to Index

and $7.2 million recorded in the three months ended March 31, 2020 and March 31, 2019, respectively, for retirement eligible employees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2020 was $5.4 million compared to $5.6 million and $5.5 million for the three months ended March 31, 2019 and December 31, 2019, respectively.

Impairments

During the three months ended March 31, 2020, the recent events associated with the global spread of COVID-19, and the resulting sharp decrease in the price of  crude oil, triggered the Company to update its analysis associated with future cash flows and the valuation of assets, and potential impairment of goodwill and intangible assets. Our updated analysis resulted in the Company recording a charge of $114.0 million for impairment of goodwill and $8.2 million for impairment to intangible assets during the first quarter of 2020. These loss on impairments are related to our Production Enhancement segment.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Gain on sale of assets	$4	$(246)
Results of non-consolidated subsidiaries	(26)	(73)
Foreign exchange	(576)	37
Rents and royalties	(135)	(106)
Employment related charges	—	3,200
Return on pension assets and other pension costs	168	260
Curtailment	(1,187)	—
Cost reduction and other charges	1,154	—
Other, net	(372)	(699)
Total other (income) expense, net	$(970)	$2,373

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
(Gains) losses by currency	2020	2019
British Pound	$(88)	$13
Canadian Dollar	723	59
Euro	2	(90)
Other currencies, net	(1,213)	55
Total loss, net	$(576)	$37

Interest Expense

Interest expense for the three months ended March 31, 2020 was $3.4 million compared to $3.7 million and $3.6 million for the three months ended March 31, 2019 and December 31, 2019, respectively. The variances are primarily due to changes in the aggregated variable rate debt taken in the respective quarters.

Income Tax Expense

The Company recorded an income tax benefit of $4.0 million and $27.6 million for the three months ended March 31, 2020 and 2019, respectively. The effective tax rate for the three months ended March 31, 2020 was 3.6% recorded on a loss from continuing operations before taxes of $112.4 million. The lower effective tax rate for the first quarter of 2020, was primarily effected by the impairment of goodwill and intangible assets, which were largely not deductible for tax purposes. The tax

Return to Index

benefit associated with the $122.2 million impairment charge was limited to $9 million, and is a discrete item for the first quarter of 2020. We will continue to refine our estimate of the tax effect from the impairment through the year. The effective tax rate for the three months ended March 31, 2019 was (217.6%) on income from continuing operations before tax of $12.7 million. The income tax benefit recorded in the first quarter of 2019 is the result of a corporate restructuring which resulted in a net deferred tax benefit of $58.5 million, which was reduced by tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item to the quarter ended March 31, 2019.  Income tax expense will continue to be impacted by changes in activity levels in jurisdictions with differing tax rates.

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

See Note 6, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for optimizing reservoir performance and improving the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three months ended March 31,		2020/2019		Three months ended December 31,	Q1 / Q4
	2020	2019	$ Change	% Change	2019	$ Change	% Change
Revenue:
Reservoir Description	$102,702	$103,292	$(590)	(1)%	$102,616	$86	0%
Production Enhancement	49,698	65,902	(16,204)	(25)%	54,162	(4,464)	(8)%
Consolidated	$152,400	$169,194	$(16,794)	(10)%	$156,778	$(4,378)	(3)%
Operating income:
Reservoir Description	$11,062	$6,179	$4,883	79%	$14,248	$(3,186)	(22)%
Production Enhancement	(121,299)	9,912	(131,211)	NM	6,586	(127,885)	NM
Corporate and Other[1]	1,264	323	941	NM	221	1,043	NM
Consolidated	$(108,973)	$16,414	$(125,387)	NM	$21,055	$(130,028)	NM
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment of $102.7 million for the three months ended March 31, 2020 was relatively flat from $103.3 million and $102.6 million for the three months ended March 31, 2019 and the three months ended December 31, 2019, respectively. Reservoir Description operations are heavily exposed to international and offshore activity levels, including the existing producing fields across the globe, with approximately 80% of its revenue sourced from producing fields and development projects outside the U.S. Year-over-year financial performance in this segment is a result of continued investment in international and offshore projects by clients who are continuing to operate and progress long-term international and offshore projects through a low crude-oil price market. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore Europe and Africa, offshore South America, North America, and the Middle East as well as both newly developed fields and brownfield extensions in offshore areas such as Australia,

Return to Index

Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world.

Operating income of $11.1 million for the three months ended March 31, 2020 increased 79% year-over-year compared to $6.2 million for the three months ended March 31. 2019. Operating income for the three months ended March 31, 2020 decreased 22% sequentially compared to $14.2 million for the three months ended December 31, 2019 and was primarily due to lower compensation expense recorded for accelerated stock compensation related to retirement eligible employees. Additionally, cost reduction and employment-related charges of $7.9 million were recorded in the first quarter of 2019, as compared to $5.1 million in the first quarter of 2020. During the fourth quarter of 2019, a $2.1 million charge was recorded in association with cost reduction and initiatives.

Operating margins were 11% for the three months ended March 31, 2020, up from 6% during the three months ended March 31, 2019, but down from 14% during the three months ended December 31, 2019, primarily as a result of the charges and accelerated stock compensation expenses described above.

Production Enhancement

Revenue from the Production Enhancement segment, was $49.7 million for the three months ended March 31, 2020, a decrease of 25% year-over-year from $65.9 million for the three months ended March 31, 2019 and 8% sequentially compared to $54.2 million for the three months ended December 31, 2019. Production Enhancement operations are largely focused on complex completions in unconventional tight-oil reservoirs in the U.S. as well as conventional projects across the globe. The price of crude-oil continued to weaken throughout the first quarter of 2020, which has a direct impact to the activity levels of oil and gas development projects in the U.S. onshore market. Additionally, the significant decrease in the price of crude oil in March 2020 and further declines in April 2020, due to the adverse impact from the COVID-19 pandemic and the related decrease in demand for crude oil and associated products, resulted in a further decrease of drilling and well completion activity in the U.S. onshore market. These recent events and disruptions to the global supply chain of air freight and other supporting vendors also resulted in some delay of shipments of our product to some international markets. Our clients continue to seek and use technological solutions for their projects in an effort to optimize and improve daily production and EUR from their reservoirs. We continue to benefit from our clients' acceptance of new services and products which were led by the HERO® PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies.

Operating income for the three months ended March 31, 2020 includes a charge of $122.2 million for impairment of goodwill and intangible assets, accelerated stock compensation expense of $2.3 million, for retirement eligible employees and a charge of $1.3 million associated with cost reduction initiatives. Operating income, excluding the charge of $122.2 million for impairment of goodwill and intangible assets, decreased to $0.9 for the three months ended March 31, 2020, as compared to $9.9 million for the three months ended March 31, 2019, which was primarily the result of lower activity and revenue in the three months ended March 31, 2020. Excluding these same charges for the impairment of goodwill and intangible assets, operating income for the three months ended March 31, 2020 of $0.9 million decreased as compared to $6.6 million for the three months ended December 31, 2019, primarily due to the additional $2.3 million of accelerated stock compensation expense and $1.3 million charge for cost reduction initiatives recorded in the three months ended March 31, 2020, and to a lesser extent by the 8% decrease in revenue.

Operating margins, excluding loss on impairments, were 2% in the first quarter of 2020, which decreased when compared to 15% in the first quarter of 2019 and 12% for the fourth quarter of 2019. The decrease in operating margin is primarily due to the charges recorded in the first quarter of 2020 as described above and also the improved absorption of our fixed costs on higher revenue in the first quarter of 2019.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance

Return to Index

operating needs, capital expenditures, our dividend and share repurchase program. Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and the ability to issue additional equity, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividend payments and future acquisitions. The Company will continue to monitor and evaluate the availability of debt and equity markets. The events associated with COVID-19 pandemic have also disrupted these markets.

In response to market conditions, in March 2020, the Supervisory Board approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow on debt reduction. In December 2019, the Supervisory Board had previously reduced the dividends to $0.25 per share beginning with the first quarter of 2020. [The Company is also actively enacting cost control plans which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to below the 2016 level of $11.4 million, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions include reductions in workforce and reduction of senior executive and employee compensation.

As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2020, $9.4 million of our $13.9 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

	Three months ended March 31,		2020/2019
	2020	2019	% Change
Cash flows provided by/(used in):
Operating activities	$22,025	$25,156	(12)%
Investing activities	(3,884)	(5,205)	NM
Financing activities	(15,343)	(19,861)	NM
Net change in cash and cash equivalents	$2,798	$90	NM

Cash flows provided by operating activities for the three months ended March 31, 2020 compared to the same period in 2019 decreased primarily due to lower levels of operating activities in the first quarter of 2020 which generated lower levels of cash flow, this was partially offset by improvements and lower levels of working capital.

The decrease in cash flows used in investing activities during the three months ended March 31, 2020 compared to the same period in 2019 was primarily attributable to the lower capital expenditure of $3.3 million as compared to $5.2 million for the three months ended March 31, 2019.

Cash flows used in financing activities for the three months ended March 31, 2020 decreased compared to the same period in 2019. Debt decreased $3.0 million during the three months ended March 31, 2020, as compared to debt increasing by $5.0 million during the same period in 2019. In the three months ended March 31, 2020, we repurchased 33,741 shares of our common stock for an aggregate purchase price of $1.2 million compared to the repurchase of 7,226 shares for an aggregate purchase price of $0.5 million during the same period in 2019. During the three months ended March 31, 2020, we used $11.1 million to pay dividends, which is lower when compared to the $24.4 million dividend paid for the same period in 2019.

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

Return to Index

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

	Three months ended March 31,		2020/2019
	2020	2019	% Change
Free cash flow calculation:
Net cash provided by operating activities	$22,025	$25,156	(12)%
Less: cash paid for capital expenditures	(3,340)	(5,183)	NM
Free cash flow	$18,685	$19,973	(6)%

The decrease in free cash flow for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a lower level of operating activity and cash generated from operations in the first quarter of 2020, which was partially offset by an improved lower level of working capital.

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

The aggregate borrowing commitment under our Credit Facility is $300 million. The Credit Facility provides an option to increase the commitment under the Credit Facility by an additional $100 million to bring the total borrowings available to $400 million if certain prescribed conditions are met by the Company. The Credit Facility bears interest at variable rates from LIBOR plus 1.375% to a maximum of LIBOR plus 2.00%. Any outstanding balance under the Credit Facility is due June 19, 2023, when the Credit Facility matures. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $14.6 million at March 31, 2020, resulting in an available borrowing capacity under the Credit Facility of $131.4 million. In addition to those items under the Credit Facility, we had $6.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2020.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (consolidated EBITDA divided by interest expense) and a leverage ratio (consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include cross-default provision, which means default under one agreement may result in default under the other agreement. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and a maximum leverage ratio of 2.5 to 1.0. The Credit Facility agreement allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principle would affect the computation of any financial ratio or requirement of the Credit Facility. The adoption on January 1, 2019 of ASU 2016-02 does not affect the calculation of consolidated EBITDA under the agreement. Pursuant to the terms of our Credit Facility, we have calculated our leverage ratio to be 1.93, and our interest coverage ratio to be 8.59 for the period ending March 31, 2020. We believe that we are in compliance with all such covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

During the three months ended March 31, 2020, we entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement

Return to Index

LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.30% through February 28, 2025. See Note 17 - Derivative Instruments and Hedging Activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2019 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2018 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 2020, the vast and accelerated spread of the COVID-19 virus has resulted in significant disruptions to the global economy. The retraction and, in some instances shutting-down of certain countries or regions has and will continue to have a very significant impact to both international and domestic organizations. Core Laboratories is considered an essential business associated with the energy industry, and thus operations have continued throughout the pandemic mitigation actions across the globe. The recent events and impact to the global economy associated with COVID-19 have resulted in an elevated level of risk for several of the topics described in the “Item 1A - Risk Factors" in our 2019 Annual Report.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2019 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
January 1 - 31, 2020 (1)	20,000	$40.17	20,000	4,128,935
February 1 - 29, 2020 (1)	10,036	$33.38	10,000	4,119,029
March 1 - 31, 2020 (1)	3,705	$26.84	—	4,127,550
Total	33,741	$36.69	30,000

(1)	During the quarter 3,741 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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

(3)	We distributed 12,356 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2020.

Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	-	Inline XBRL Schema Document	Filed herewith
101.CAL	-	Inline XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	Inline XBRL Label Linkbase Document	Filed herewith
101.PRE	-	Inline XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	Inline XBRL Definition Linkbase Document	Filed herewith
104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.

Date:	April 23, 2020	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index