Form 10-Q
period 2020-06-30
CORE LABORATORIES N V
filed 2020-07-24
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 22, 2020 was 44,484,254.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$20,958	$11,092
Accounts receivable, net of allowance for credit losses of $3,313 and $2,730 at 2020 and 2019, respectively	101,464	131,579
Inventories	41,528	50,163
Prepaid expenses	12,617	15,951
Income taxes receivable	8,534	6,527
Other current assets	6,292	5,925
TOTAL CURRENT ASSETS	191,393	221,237
PROPERTY, PLANT AND EQUIPMENT, net	119,866	123,506
RIGHT OF USE ASSETS	70,147	75,697
INTANGIBLES, net	8,743	17,450
GOODWILL	99,445	213,425
DEFERRED TAX ASSETS, net	71,805	67,312
OTHER ASSETS	53,042	56,046
TOTAL ASSETS	$614,441	$774,673
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,693	$35,611
Accrued payroll and related costs	34,663	26,689
Taxes other than payroll and income	5,633	8,366
Unearned revenues	10,513	13,381
Operating lease liabilities	12,028	11,841
Income taxes payable	3,306	6,324
Other current liabilities	9,448	9,382
TOTAL CURRENT LIABILITIES	99,284	111,594
LONG-TERM DEBT, net	286,610	305,283
LONG-TERM OPERATING LEASE LIABILITIES	57,449	64,660
DEFERRED COMPENSATION	49,267	50,485
DEFERRED TAX LIABILITIES, net	24,277	27,338
OTHER LONG-TERM LIABILITIES	31,407	33,173
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,477,267 outstanding at 2020 and 44,796,252 issued and 44,465,562 outstanding at 2019	1,148	1,148
Additional paid-in capital	60,901	51,872
Retained earnings	34,846	160,539
Accumulated other comprehensive income (loss)	(8,358)	(6,330)
Treasury shares (at cost), 318,985 at 2020 and 330,690 at 2019	(26,434)	(29,364)
Total Core Laboratories N.V. shareholders' equity	62,103	177,865
Non-controlling interest	4,044	4,275
TOTAL EQUITY	66,147	182,140
TOTAL LIABILITIES AND EQUITY	$614,441	$774,673

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

 CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three months ended
	June 30,
	2020	2019
	(Unaudited)
REVENUE:
Services	$91,009	$117,874
Product sales	24,727	51,164
Total revenue	115,736	169,038
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	67,054	86,007
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below	23,626	38,444
General and administrative expense, exclusive of depreciation expense shown below	9,221	9,801
Depreciation	5,069	5,193
Amortization	356	593
Inventory write-down	9,932	—
Other (income) expense, net	3,045	992
OPERATING INCOME (LOSS)	(2,567)	28,008
Interest expense	3,369	3,714
Income (loss) from continuing operations before income tax expense	(5,936)	24,294
Income tax expense (benefit)	(261)	4,808
Income (loss) from continuing operations	(5,675)	19,486
Income (loss) from discontinued operations, net of income taxes	—	7,971
Net income (loss)	(5,675)	27,457
Net income (loss) attributable to non-controlling interest	41	43
Net income (loss) attributable to Core Laboratories N.V.	$(5,716)	$27,414

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$(0.13)	$0.44
Basic earnings (loss) per share from discontinued operations	$—	$0.18
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$(0.13)	$0.62

Diluted earnings (loss) per share from continuing operations	$(0.13)	$0.43
Diluted earnings (loss) per share from discontinued operations	$—	$0.18
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$(0.13)	$0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,470	44,354
Assuming Dilution	44,470	44,815

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six months ended
	June 30,
	2020	2019
	(Unaudited)
REVENUE:
Services	$200,976	$238,212
Product sales	67,160	100,020
Total revenue	268,136	338,232
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	147,995	176,373
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below	57,816	75,461
General and administrative expense, exclusive of depreciation expense shown below	28,788	27,238
Depreciation	10,111	10,432
Amortization	755	941
Impairments and other charges	122,204
Inventory write-down	9,932	—
Other (income) expense, net	2,075	3,365
OPERATING INCOME (LOSS)	(111,540)	44,422
Interest expense	6,780	7,440
Income (loss) from continuing operations before income tax expense	(118,320)	36,982
Income tax expense (benefit)	(4,307)	(22,802)
Income (loss) from continuing operations	(114,013)	59,784
Income (loss) from discontinued operations, net of income taxes	—	8,230
Net income (loss)	(114,013)	68,014
Net income attributable to non-controlling interest	124	90
Net income (loss) attributable to Core Laboratories N.V.	$(114,137)	$67,924

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$(2.57)	$1.35
Basic earnings (loss) per share from discontinued operations	$—	$0.18
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$(2.57)	$1.53

Diluted earnings (loss) per share from continuing operations	$(2.57)	$1.33
Diluted earnings (loss) per share from discontinued operations	$—	$0.18
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$(2.57)	$1.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,459	44,339
Assuming Dilution	44,459	44,848

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income (loss)	$(5,675)	$27,457	$(114,013)	$68,014
Other comprehensive income:
Derivatives
(Loss) in fair value of interest rate swaps	(461)	(657)	(2,790)	(1,029)
Interest rate swap amounts reclassified to interest expense	176	(45)	223	(94)
Income taxes on derivatives	166	147	539	236
Total derivatives (loss)	(119)	(555)	(2,028)	(887)
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income of prior service cost	—	(25)	—	(50)
Amortization to net income of actuarial loss	—	14	—	29
Income taxes on pension and other postretirement benefit plans	—	2	—	5
Total pension and other postretirement benefit plans	—	(9)	—	(16)
Total other comprehensive income (loss)	(119)	(564)	(2,028)	(903)
Comprehensive income (loss)	(5,794)	26,893	(116,041)	67,111
Comprehensive income attributable to non-controlling interest	41	43	124	90
Comprehensive income (loss) attributable to Core Laboratories N.V.	$(5,835)	$26,850	$(116,165)	$67,021

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Common Shares
Balance at Beginning of Period	$1,148	$1,148	$1,148	$1,148
Balance at End of Period	$1,148	$1,148	$1,148	$1,148

Additional Paid-In Capital
Balance at Beginning of Period	$60,982	$65,084	$51,872	$57,438
Stock based-awards	(81)	(1,020)	9,029	6,626
Balance at End of Period	$60,901	$64,064	$60,901	$64,064

Retained Earnings
Balance at Beginning of Period	$41,007	$172,266	$160,539	$156,130
Dividends paid	(445)	(24,395)	(11,556)	(48,769)
Net income (loss) attributable to Core Laboratories N.V.	(5,716)	27,414	(114,137)	67,924
Balance at End of Period	$34,846	$175,285	$34,846	$175,285

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(8,239)	$(5,795)	$(6,330)	$(5,456)
Amortization of deferred pension costs, net of tax	—	(9)	—	(16)
Interest rate swaps, net of tax	(119)	(555)	(2,028)	(887)
Balance at End of Period	$(8,358)	$(6,359)	$(8,358)	$(6,359)

Treasury Stock
Balance at Beginning of Period	$(29,182)	$(49,538)	$(29,364)	$(52,501)
Stock based-awards	2,946	4,265	4,366	7,715
Repurchase of common shares	(198)	(604)	(1,436)	(1,091)
Balance at End of Period	$(26,434)	$(45,877)	$(26,434)	$(45,877)

Non-Controlling Interest
Balance at Beginning of Period	$4,358	$4,188	$4,275	$4,141
Non-controlling interest dividends	(355)	—	(355)	—
Net income (loss) attributable to non-controlling interest	41	43	124	90
Balance at End of Period	$4,044	$4,231	$4,044	$4,231

Total Equity
Balance at Beginning of Period	$70,074	$187,353	$182,140	$160,900
Stock based-awards	2,865	3,245	13,395	14,341
Repurchase of common shares	(198)	(604)	(1,436)	(1,091)
Dividends paid	(445)	(24,395)	(11,556)	(48,769)
Non-controlling interest dividends	(355)	—	(355)	—
Amortization of deferred pension costs, net of tax	—	(9)	—	(16)
Interest rate swaps, net of tax	(119)	(555)	(2,028)	(887)
Net income (loss)	(5,675)	27,457	(114,013)	68,014
Balance at End of Period	$66,147	$192,492	$66,147	$192,492

Cash Dividends per Share	$0.01	$0.55	$0.26	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(114,013)	$59,784
Income (loss) from discontinued operations, net of tax	—	8,230
Net income (loss)	$(114,013)	$68,014
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	13,395	14,341
Depreciation and amortization	10,866	11,373
Changes to value of life insurance policies	1,490	(2,219)
Deferred income taxes	(7,554)	(35,116)
Gain on sale of business	—	(1,154)
Gain on sale of discontinued operations	—	(8,808)
Impairments, inventory write-down and other charges	132,136	—
Other non-cash items	927	292
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	29,072	(6,321)
Inventories	(1,298)	(2,915)
Prepaid expenses and other current assets	956	3,484
Other assets	2,634	(2,284)
Accounts payable	(12,211)	947
Accrued expenses	2,294	11,647
Unearned revenues	(2,868)	(4,824)
Other long-term liabilities	(6,805)	(4,221)
Net cash provided by operating activities	$49,021	$42,236
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	$(6,406)	$(12,230)
Patents and other intangibles	(272)	105
Proceeds from sale of assets	435	440
Proceeds from sale of business	—	2,980
Proceeds from sale of discontinued operations	—	16,642
Premiums on life insurance	(913)	(883)
Net cash provided by (used in) investing activities	$(7,156)	$7,054
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	$(46,000)	$(68,000)
Proceeds from debt borrowings	27,000	68,000
Dividends paid	(11,556)	(48,769)
Repurchase of common shares	(1,436)	(1,091)
Other financing activities	(7)	—
Net cash used in financing activities	$(31,999)	$(49,860)
NET CHANGE IN CASH AND CASH EQUIVALENTS	9,866	(570)
CASH AND CASH EQUIVALENTS, beginning of period	11,092	13,116
CASH AND CASH EQUIVALENTS, end of period	$20,958	$12,546

Supplemental disclosures of cash flow information:
Cash payments for interest	$5,911	$6,786
Cash payments for income taxes	$4,370	$7,269

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2020 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2020.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2019.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Finished goods	$19,450	$26,507
Parts and materials	18,764	21,419
Work in progress	3,314	2,237
Total inventories	$41,528	$50,163

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

4. CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract assets and liabilities arise from differences in timing of revenue recognition, billings and cash collections.

Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time. For example, we have contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the performance obligations. Contract assets are included in accounts receivable in our Consolidated Balance Sheet.

Contract liabilities consist of advance payments received and billings in excess of revenue recognized. We generally receive up-front payments relating to our consortia studies. We recognize revenue over the life of the study as the testing and analysis results are made available to our consortia members. We record billings in excess of revenue recognized for contracts with a duration less than twelve months as unearned revenue. We classify contract liabilities for contracts with a duration greater than twelve months as current or non-current based on the timing of revenue recognition. The current portion of contract liabilities is included in unearned revenue and the non-current portion of contract liabilities is included in other long-term liabilities in our Consolidated Balance Sheet.

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Contract assets
Current	$1,199	$2,183
Non-Current	—	244
	$1,199	$2,427
Contract Liabilities
Current	$2,361	$4,473
Non-current	320	383
	$2,681	$4,856

Return to Index

June 30, 2020
Estimate of when contract liabilities will be recognized as revenue
within 12 months	$2,361
within 12 to 24 months	320
greater than 24 months	—

We did not recognize any impairment losses on our receivables and contract assets for the three and six months ended June 30, 2020 and 2019.

5. ACQUISITIONS

We had no significant acquisitions during the three and six months ended June 30, 2020.

6. LONG-TERM DEBT, NET

We have no financing lease obligations.

Long-term debt is as follows (in thousands):

	June 30, 2020	December 31, 2019
Senior Notes	$150,000	$150,000
Credit Facility	138,000	157,000
Total long-term debt	288,000	307,000
Less: Debt issuance costs	(1,390)	(1,717)
Long-term debt, net	$286,610	$305,283

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

On June 22, 2020, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement, dated June 19, 2018 (as amended, the “Credit Facility”). The Amendment increases the maximum leverage ratio permitted under the Credit Facility for certain periods. Pursuant to the terms of the Amendment, the maximum leverage ratio permitted under the Credit Facility is equal to (a) 3.00 to 1.00 from the fiscal quarter ending June 30, 2020 through and including the fiscal quarter ending June 30, 2021; (b) 2.75 to 1.00 for the fiscal quarter ending September 30, 2021; and (c) 2.50 to 1.00 for the fiscal quarter ending December 31, 2021 and thereafter. Moreover, the Amendment modified the range of variable interest rates that the Credit Facility may bear to be a range from LIBOR plus 1.500% to LIBOR plus 2.875%, and included the addition of a LIBOR floor of 0.50%.  In addition, pursuant to the Amendment, the aggregate borrowing commitment under the Credit Facility was reduced to $225 million and the amount by which we may elect to increase the facility size was reduced from $100 million to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by borrowings outstanding at the time and outstanding letters of credit which totaled $14.2 million at June 30, 2020, resulting in an available borrowing capacity under the Credit Facility of $72.8 million. In addition to indebtedness under the Credit Facility, we had $5.8 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2020.

The Credit Facility remains unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

Return to Index

During the three months ended June 30, 2020, in connection with our entry into the Amendment, we recorded an additional expense of $0.3 million associated with unamortized debt issuance cost.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, which means that a default under one agreement may result in the default of the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility agreement allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or requirement of the Credit Facility. Pursuant to the terms of our Credit Facility, our leverage ratio is 2.21, and our interest coverage ratio is 6.74 for the period ended June 30, 2020. We believe that we are in compliance with all covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

We entered into two interest rate swap agreements for a total notional amount of $50 million, including one of which was entered during the six months ended June 30, 2020. See Note 16 - Derivative Instruments and Hedging Activities.

The estimated fair value of total debt at June 30, 2020 and December 31, 2019 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the date of maturity.

7. PENSION

Defined Benefit Plan

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. During 2019, there was a curtailment of the Dutch Plan for our Dutch employees whose pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. These employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company. There is no further contribution to fund the Dutch Plan since end of 2019.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Service cost	$—	$189	$—	$381
Interest cost	168	259	336	519
Expected return on plan assets	(154)	(229)	(308)	(461)
Amortization of prior service cost	—	(25)	—	(50)
Amortization of actuarial loss	—	14	—	29
Net periodic pension cost	$14	$208	$28	$418

Return to Index

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

9. EQUITY

During the three and six months ended June 30, 2020, we repurchased 13,759 and 47,500 of our common shares for $0.2 million and $1.4 million, respectively. Included in this total were rights to 17,500 shares valued at $0.3 million, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 46,849 and 59,205 treasury shares upon vesting of stock-based awards during the three and six months ended June 30, 2020, respectively.

In February and May 2020, we paid a quarterly dividend of $0.25 and $0.01 per share of common stock, respectively.

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Unrecognized net actuarial loss	(5,640)	(5,640)
Fair value of derivatives, net of tax	(2,718)	(690)
Total accumulated other comprehensive loss	$(8,358)	$(6,330)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Weighted average basic common shares outstanding	44,470	44,354	44,459	44,339
Effect of dilutive securities:
Performance shares	—	357	—	394
Restricted stock	—	104	—	115
Weighted average diluted common and potential common shares outstanding	44,470	44,815	44,459	44,848

For the three and six months ended June 30, 2020, the number of outstanding performance and restricted shares of Core Laboratories N.V. common stock that were excluded from the diluted earnings per share calculation as their impact would be antidilutive, were as follows (in thousands):

Return to Index

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Performance shares	187	315
Restricted stock	51	60

11. IMPAIRMENTS AND OTHER CHARGES

The coronavirus disease 2019 (“COVID-19”) global pandemic resulted in government mandated shut-downs, cross-border travel restrictions, home sheltering and social distancing efforts to contain the virus and mitigate infection. The COVID-19 mitigation actions resulted in a sharp decline in consumption of crude-oil and refined petroleum products, which in turn led to a significant decrease in spot and forward commodity prices. These events have resulted in sharp decreases to the valuation of companies associated with the energy industry, including Core Laboratories. As a result, in March of 2020, we determined that it was more likely than not that the fair value of our reporting units was less than their carrying value, which triggered the Company to perform an updated impairment assessment as of March 31, 2020. We performed an impairment test in accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets and ASC Topic 350, Intangibles-Goodwill and Other, on our indefinite-lived and long-lived assets related to asset groups, and our reporting units.

We have two reporting units that are the same as our two reportable segments, with goodwill balances aggregating $213.4 million as of March 31, 2020. We performed a detailed quantitative impairment assessment of our reporting units. We determined that the fair value of one of the reporting units, our Production Enhancement segment representing approximately $114.0 million of the goodwill, was less than the carrying value. We determined that the Reservoir Description reporting unit’s fair value is above the carrying value, which represented $99.4 million of goodwill.  As a result, we concluded that the goodwill associated with our Production Enhancement segment was fully impaired, resulting in a $114.0 million goodwill impairment charge in March of 2020.

We identified a triggering event for one of the asset groups under the reporting unit, Production Enhancement. The estimated fair value, based on applying the income approach model, of one of the asset groups was determined to be below their carrying value. As of March 31, 2020, we recorded a charge of $8.2 million to impair the intangible assets relating to the business acquisition of Guardian Technology in 2018. This impairment charge was associated with our Production Enhancement segment.

During the three months ended June 30, 2020, we determined that there were no triggering events which require the Company to perform further impairment assessment for any of its reporting units.

12. INVENTORY WRITE-DOWN

During the three months ended June 30, 2020 as a result of the continuing adverse impact of COVID-19 and significant reduction in rig count and completions that affect the current consumption and anticipated demand for certain of our products, we recorded an additional inventory obsolescence and write-down of $9.9 million in our Production Enhancement segment, for the three months ended June 30, 2020.

Return to Index

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gain on sale of assets	$(354)	$(61)	$(350)	$(307)
Results of non-consolidated subsidiaries	(183)	(24)	(209)	(97)
Foreign exchange	(98)	(218)	(674)	(181)
Rents and royalties	(107)	(487)	(242)	(593)
Employment related charges	—	(334)	—	2,866
Return on pension assets and other pension costs	(154)	(240)	(307)	(482)
Gain on sale of business	—	(1,154)	—	(1,154)
Curtailment	—	—	(1,034)	—
Cost reduction and other charges	2,789	2,977	3,943	2,977
Loss on lease abandonment	626	—	626	—
Other, net	526	533	322	336
Total other (income) expense, net	$3,045	$992	$2,075	$3,365

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Gains) losses by currency	2020	2019	2020	2019
British Pound	$100	$165	$12	$178
Canadian Dollar	(419)	29	304	88
Euro	(90)	92	(88)	2
Other currencies, net	311	(504)	(902)	(449)
Total (gain) loss, net	$(98)	$(218)	$(674)	$(181)

14. INCOME TAX EXPENSE

The Company recorded an income tax benefit of $0.3 million and income tax expense of $4.8 million for the three months ended June 30, 2020 and 2019, respectively, and income tax benefit of $4.3 million and $22.8 million for the six months ended June 30, 2020 and 2019, respectively. The effective tax rate for the three and six months ended June 30, 2020 were 4.4% and 3.6% recorded on a loss from continuing operations before taxes of $5.9 million and $118.3 million, respectively. The income tax benefit for the three and six months ended June 30, 2020, was primarily impacted by the impairment of goodwill, intangible assets and other charges recorded during these periods, which were largely not deductible for tax purposes. We have refined our estimate of the tax impact associated with the $132.1 million for impairments and other charges, limiting the tax benefit to $5.5 million, and was a discrete item for the six months ended June 30, 2020.

The effective tax rate for the three months ended June 30, 2019 was 19.8% on income from continuing operations before tax of $24.3 million. The effective tax rate for the six months ended June 30, 2019 was (61.7%) on income from continuing operations before tax of $37.0 million. The income tax benefit recorded is the result of a corporate restructuring which resulted in a net deferred tax benefit of $58.5 million, which was reduced by tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item to the reporting periods.  Income tax expense will continue to be impacted by changes in activity levels in jurisdictions with differing tax rates.

Return to Index

15. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2020	June 30, 2020
Lease Cost
Operating lease cost	$4,286	$8,629
Short-term lease cost	402	864
Variable lease cost	351	771
Total lease cost	$5,039	$10,264

Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,431	$8,942
Right-of-use assets obtained in exchange for new lease liabilities	$(728)	$3,008
Weighted-average remaining lease term- operating leases	8.71 years	8.71 years
Weighted-average discount rate - operating leases	4.90%	4.90%

Scheduled undiscounted cash flows for non-cancellable leases at June 30, 2020 consist of the following (in thousands):

Operating Leases
Remainder of 2020	$7,633
2021	13,299
2022	11,608
2023	9,868
2024	7,622
Thereafter	36,251
Total undiscounted lease payments	$86,281
Less: Imputed Interest	(16,804)
Total lease liabilities	$69,477

During the three months ended June 30, 2020, the Company recorded a loss on lease abandonment of $0.6 million for certain properties that ceased in use and expected to provide no future economic benefits.

The Company has elected to apply the short-term lease exemption to all of its classes of underlying assets. Accordingly, no Right of Use asset or lease liability is recognized for leases with a term of twelve months or less.

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

Interest Rate Risk

Our Credit Facility bears interest at variable rates from LIBOR plus 1.500% to a maximum of LIBOR plus 2.875% and includes the addition of a LIBOR floor of 0.50%. As a result of two interest rate swap agreements, we are subject to interest rate risk on debt in excess of $50 million drawn on our Credit Facility.

Return to Index

We entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024. In February 2020, we entered into the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.3% through February 28, 2025. Each swap is measured at fair value and recorded in our Consolidated Balance Sheet as an asset or liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive gain (loss) and are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At June 30, 2020, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $88 million, after taking into account the effect of the swap.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	June 30, 2020	December 31, 2019	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$(1,175)	$—	Other current (liabilities)
10 year interest rate swap	(2,446)	(1,054)	Other long-term (liabilities)
	$(3,621)	$(1,054)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market (Level 2) or can be derived from or corroborated by observable data.

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$51	$(47)	$45	$(96)	Increase (decrease) to interest expense
10 year interest rate swap	126	2	178	2	Increase (decrease) to interest expense
	$177	$(45)	$223	$(94)

Return to Index

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

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		June 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$44,056	$—	$44,056	$—
	$44,056	$—	$44,056	$—
Liabilities:
Deferred compensation plan	$33,861	$—	$33,861	$—
5 year interest rate swap	1,175	—	1,175	—
10 year interest rate swap	2,446	—	2,446	—
	$37,482	$—	$37,482	$—

		Fair Value Measurement at
		December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$47,009	$—	$47,009	$—
	$47,009	$—	$47,009	$—
Liabilities:
Deferred compensation plan	$34,081	$—	$34,081	$—
10 year interest rate swap	1,054	—	1,054	—
	$35,135	$—	$35,135	$—
(1)	Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation agreements.

18. DISCONTINUED OPERATIONS

In 2018, in a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment.

On June 7, 2019, we entered into a definitive purchase agreement for approximately $16.6 million in cash. A pre-tax gain of $8.3 million was recognized in connection with this transaction, subject to adjustments for working capital purposes and is classified as Income from discontinued operations in the Consolidated Statements of Operations. The purchase agreement also provides for additional proceeds of up to $2.5 million based on the results of operations of the sold business in 2019 and 2020, none of which has been recognized.

The associated results of operations are separately reported as Discontinued Operations for all periods presented on the Consolidated Statements of Operations. Cash flows from this discontinued business are shown below. As such, the results from continuing operations for the Company and segment highlights for Production Enhancement, exclude these discontinued operations.

Return to Index

Selected data for this discontinued business consisted of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019
Service revenue	$466	$1,165
Product sales	2,465	4,233
Total revenue	2,931	5,398
Cost of services, exclusive of depreciation expense shown below	345	690
Cost of product sales, exclusive of depreciation expense shown below	1,554	3,196
Other expense	117	91
Operating income (loss)	915	1,421
Adjustment to gain on sale	8,804	8,804
Income (loss) from discontinued operations before income tax expense	9,719	10,225
Income tax expense (benefit)	1,748	1,995
Income (loss) from discontinued operations, net of income taxes	$7,971	$8,230

There are no activities recorded for the three and six months ended June 30, 2020 and no balances recorded for the discontinued operations as of June 30, 2020 and December 31, 2019.

Net cash provided by operating activities of discontinued operations for the six months ended June 30, 2020 and 2019 was $0.0 million and $0.7 million, respectively.

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three months ended June 30, 2020
Revenue from unaffiliated clients	$88,442	$27,294	$—	$115,736
Inter-segment revenue	62	88	(150)	—
Segment operating income (loss)	13,534	(16,324)	223	(2,567)
Total assets (at end of period)	321,003	133,133	160,305	614,441
Capital expenditures	1,820	1,198	47	3,065
Depreciation and amortization	3,452	1,706	267	5,425
Three months ended June 30, 2019
Revenue from unaffiliated clients	$105,649	$63,389	$—	$169,038
Inter-segment revenue	151	176	(327)	—
Segment operating income	15,878	10,424	1,706	28,008
Total assets (at end of period)	342,843	290,967	147,708	781,518
Capital expenditures	2,744	4,281	22	7,047
Depreciation and amortization	3,834	1,544	408	5,786
Six months ended June 30, 2020
Revenue from unaffiliated clients	$191,144	$76,992	$—	$268,136
Inter-segment revenue	162	404	(566)	—
Segment operating income (loss)	24,596	(137,623)	1,487	(111,540)
Total assets	321,003	133,133	160,305	614,441
Capital expenditures	3,232	3,112	62	6,406
Depreciation and amortization	6,974	3,347	545	10,866
Six months ended June 30, 2019
Revenue from unaffiliated clients	$208,941	$129,291	$—	$338,232
Inter-segment revenue	247	220	(467)	—
Segment operating income	22,057	20,336	2,029	44,422
Total assets	342,843	290,967	147,708	781,518
Capital expenditures	4,646	7,132	452	12,230
Depreciation and amortization	7,821	2,727	825	11,373

(1) "Corporate & Other" represents those items that are not directly related to a particular segment, eliminations and the assets and liabilities of discontinued operations.

20. RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU 2016-13 ("Measurement of Credit Losses on Financial Instruments") which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this standard on January 1, 2020, and there has been no significant impact on our consolidated financial statements or on our accounting policies and processes.

Return to Index

In January 2017, the FASB issued ASU 2017-04 (“Simplifying the Test for Goodwill Impairment”) which eliminates a step in computing the implied fair value of goodwill with a new methodology of an entity performing an annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. We adopted this standard on January 1, 2020, and although the new methodology was applied for the goodwill impairment analysis performed for the three month period ending March 31, 2020, it did not change the conclusion that goodwill had been impaired, and there has been no significant impact on our consolidated financial statements or on our accounting policies and processes as a result of adopting this updated accounting standard.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2020 and should be read in conjunction with (i) the unaudited consolidated interim financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report").

General

Core Laboratories N.V. is a limited liability company incorporated and domiciled in the Netherlands. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 3,800 people worldwide.

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

Return to Index

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2019 Annual Report and “Item 8.01- Other Events” in the Current Report Form 8-K filed on June 23, 2020, as well as the other reports filed by us with the Securities and Exchange Commission ("SEC").

Outlook

The events occurring during first and second quarters of 2020 associated with the COVID-19 pandemic and global government mandated shut-downs, home sheltering and social distancing policies have caused a significant decline in the demand for crude oil and associated products.  The significant decline in demand has resulted in a significant decline in the price of crude oil, which has also resulted in a high degree of uncertainty about future demand and the future price for crude oil. U.S. land drilling and completion activity have experienced the most significant impact, as the rig count and completion of wells have declined significantly during the first and second quarters of 2020 from previous levels.  International activity has also been impacted by disruption to our clients’ operations. As a result, it is anticipated that the activity associated with the energy markets and our clients will remain low and the commodity price of crude oil will also continue to be depressed and volatile for the remainder of 2020.

While the full impact of COVID-19 and the long-term worldwide impact still remains unknown, Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 global pandemic. Continued government restrictions, widespread growth in infections, travel restrictions, quarantines, and site closures have led to business disruptions, which are expected to continue for the remainder of the year and possibly beyond 2020. These disruptions have primarily been associated with operational workflows stemming from travel, product delivery, as well as suspensions and delays in client projects. We have not experienced any significant disruption in our supply chain, and do not anticipate significant disruption in our supply chain. We have also implemented a continuity plan across our global organization to protect the health of employees while servicing the clients.

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

Our major clients continue to focus on capital management return on invested capital (“ROIC”), free cash flow, and returning capital back to their shareholders, as opposed to a focus on production growth at any cost. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. Considering a longer-term strategy, we expect to benefit from our clients’ shift in focus from strictly production growth to employing higher technological solutions in their efforts to maximize economic production growth and estimated ultimate recovery ("EUR").

We believe operators will continue to manage their capital spending within reduced budgets, and maintain their focus on strengthening their balance sheets with an effort to generate positive free cash flow. This shift was apparent during the first and second quarters of 2020 with the notable declines in the U.S. onshore rig count, U.S. land completion activity, international rig count and significant reductions by oil and gas operators to 2020 capital expenditures. As a result, we believe the U.S. onshore activity in the remainder of 2020 will remain at the current lower levels and continue to be constrained by these factors.

Core Laboratories expects international field development spending will be funded largely from reduced operating budgets which have also been adversely impacted by COVID-19. Reservoir Description continues to work with clients and discuss the progression of longer-term international projects. Longer-term international and offshore projects which are commonly announced through Final Investment Decisions (“FIDs”), and have been previously announced and initiated are not as susceptible or at-risk to delay or suspension due to shorter-term volatility in crude oil commodity price. Additionally, the reservoir fluids analysis that is performed on projects associated with current producing fields, continues to be critical and will be less affected by lower commodity prices for crude oil. The revenue opportunity for Reservoir Description occurs once the well has been drilled and core and fluid samples are recovered from the well and analyzed. The adverse impact from COVID-

Return to Index

19 and the depression of crude-oil prices has resulted in increased uncertainty associated with the activity levels and revenue opportunities from these international and offshore projects, however most of the larger projects, especially the projects that have already been commissioned and are underway, are focused on a longer term forecast versus a short to mid-term assessment of the crude oil commodity prices.

In response to market conditions, Core Lab’s Board of Supervisory Directors (the “Supervisory Board”) approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow towards the reduction of debt. In March 2020, the Company enacted cost control plans and expanded these initiatives in June of 2020, which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to below the 2016 level of $11.4 million, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions include reductions in workforce and reduction of senior executive and employee compensation. Although activities have declined in the second quarter of 2020 due to the factors discussed above, this decline has been partially offset by the effectiveness of the Company’s cost control initiatives.

Specifically, the Company has reduced senior executives’ annual base salary by 20% for the foreseeable future. In addition, David Demshur, the prior CEO and Chairman of the Company, accelerated his retirement to the end of May 2020. Core Lab believes these immediate actions, as well as continued assessment of market conditions, will allow Core Lab, as it has for over 83 years, to navigate through these challenging times. Core Lab remains focused on preserving the quality of service for its clients and producing returns for its shareholders.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three months ended June 30,				Change
	2020		2019		$	%
REVENUE:
Services	$91,009	79%	$117,874	70%	$(26,865)	(23)%
Product sales	24,727	21%	51,164	30%	(26,437)	(52)%
Total revenue	115,736	100%	169,038	100%	(53,302)	(32)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	67,054	74%	86,007	73%	(18,953)	(22)%
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below*	23,626	96%	38,444	75%	(14,818)	(39)%
Total cost of services and product sales	90,680	78%	124,451	74%	(33,771)	(27)%
General and administrative expense	9,221	8%	9,801	6%	(580)	(6)%
Depreciation and amortization	5,425	5%	5,786	3%	(361)	(6)%
Inventory write-down	9,932	9%	—	—%	9,932	NM
Other (income) expense, net	3,045	3%	992	1%	2,053	207%
Operating income (loss)	(2,567)	(2)%	28,008	17%	(30,575)	NM
Interest expense	3,369	3%	3,714	2%	(345)	(9)%
Income (loss) before income tax expense	(5,936)	(5)%	24,294	14%	(30,230)	NM
Income tax expense (benefit)	(261)	—%	4,808	3%	(5,069)	NM
Income (loss) from continuing operations	(5,675)	(5)%	19,486	12%	(25,161)	NM
Income (loss) from discontinued operations, net of tax	—	—%	7,971	5%	(7,971)	NM
Net income (loss)	(5,675)	(5)%	27,457	16%	(33,132)	NM
Net income (loss) attributable to non-controlling interest	41	—%	43	—%	(2)	NM
Net income (loss) attributable to Core Laboratories N.V.	$(5,716)	(5)%	$27,414	16%	$(33,130)	NM

Other Data:
Current ratio (1)	1.93:1		1.80:1
Debt to EBITDA ratio (2)	2.82:1		2.17:1
Debt to Adjusted EBITDA ratio (3)	2.21:1		1.69:1

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation and amortization.

(3)  Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows:  debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Return to Index

	Three months ended				Change
	June 30, 2020		March 31, 2020		$	%
REVENUE:
Services	$91,009	79%	$109,967	72%	$(18,958)	(17)%
Product sales	24,727	21%	42,433	28%	(17,706)	(42)%
Total revenue	115,736	100%	152,400	100%	(36,664)	(24)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	67,054	74%	80,941	74%	(13,887)	(17)%
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below*	23,626	96%	34,190	81%	(10,564)	(31)%
Total cost of services and product sales	90,680	78%	115,131	76%	(24,451)	(21)%
General and administrative expense	9,221	8%	19,567	13%	(10,346)	(53)%
Depreciation and amortization	5,425	5%	5,441	4%	(16)	(0)%
Impairments and other charges	—	—%	122,204	80%	(122,204)	NM
Inventory write-down	9,932	9%	—	—%	9,932	NM
Other (income) expense, net	3,045	3%	(970)	(1)%	4,015	NM
Operating income (loss)	(2,567)	(2)%	(108,973)	(72)%	106,406	(98)%
Interest expense	3,369	3%	3,411	2%	(42)	(1)%
Income (loss) before income tax expense	(5,936)	(5)%	(112,384)	(74)%	106,448	(95)%
Income tax expense (benefit)	(261)	—%	(4,046)	(3)%	3,785	(94)%
Income (loss) from continuing operations	(5,675)	(5)%	(108,338)	(71)%	102,663	(95)%
Income (loss) from discontinued operations, net of tax	—	—%	—	—%	—	NM
Net income (loss)	(5,675)	(5)%	(108,338)	(71)%	102,663	(95)%
Net income (loss) attributable to non-controlling interest	41	—%	83	—%	(42)	NM
Net income (loss) attributable to Core Laboratories N.V.	$(5,716)	(5)%	$(108,421)	(71)%	$102,705	(95)%

Other Data:
Current ratio (1)	1.93:1		2.03:1
Debt to EBITDA ratio (2)	2.82:1		2.35:1
Debt to Adjusted EBITDA ratio (3)	2.21:1		1.93:1

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation and amortization.

(3)  Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows:  debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Return to Index

	Six months ended June 30,				Change
	2020		2019		$	%
REVENUE:
Services	$200,976	75%	$238,212	70%	$(37,236)	(16)%
Product sales	67,160	25%	100,020	30%	(32,860)	(33)%
Total revenue	268,136	100%	338,232	100%	(70,096)	(21)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	147,995	74%	176,373	74%	(28,378)	(16)%
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below*	57,816	86%	75,461	75%	(17,645)	(23)%
Total cost of services and product sales	205,811	77%	251,834	74%	(46,023)	(18)%
General and administrative expense	28,788	11%	27,238	8%	1,550	6%
Depreciation and amortization	10,866	4%	11,373	3%	(507)	(4)%
Impairments and other charges	122,204	46%	—	—%	122,204	NM
Inventory write-down	9,932	4%	—	—%	9,932	NM
Other (income) expense, net	2,075	1%	3,365	1%	(1,290)	(38)%
Operating income (loss)	(111,540)	(42)%	44,422	13%	(155,962)	NM
Interest expense	6,780	3%	7,440	2%	(660)	(9)%
Income (loss) before income tax expense	(118,320)	(44)%	36,982	11%	(155,302)	NM
Income tax expense (benefit)	(4,307)	(2)%	(22,802)	(7)%	18,495	(81)%
Income (loss) from continuing operations	(114,013)	(43)%	59,784	18%	(173,797)	NM
Income (loss) from discontinued operations, net of tax	—	—%	8,230	2%	(8,230)	NM
Net income (loss)	(114,013)	(43)%	68,014	20%	(182,027)	NM
Net income (loss) attributable to non-controlling interest	124	—%	90	—%	34	NM
Net income (loss) attributable to Core Laboratories N.V.	$(114,137)	(43)%	$67,924	20%	$(182,061)	NM

Other Data:
Current ratio (1)	1.93:1		1.80:1
Debt to EBITDA ratio (2)	2.82:1		2.17:1
Debt to Adjusted EBITDA ratio (3)	2.21:1		1.69:1

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation and amortization.

(3)  Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows:  debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Operating Results for the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019 and March 31, 2020 and for the Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019

Services Revenue

Services revenue is primarily tied to activities associated with the exploration and production of oil and gas outside the U.S. For the three months ended June 30, 2020, services revenue of $91.0 million decreased year-over-year from $117.9 million for the three months ended June 30, 2019 and decreased sequentially from $110.0 million for the three months ended March 31, 2020. Crude-oil prices partially rebounded in the second quarter of 2020 from the end of the first quarter of 2020, however, the average prices for the three months ended June 30, 2020 were approximately 40% lower than the three months ended March 31, 2020. The events occurring during first and second quarters of 2020 associated with COVID-19 pandemic and global government mandated shut-downs, home sheltering and social distancing policies have caused a significant decline in the

Return to Index

demand for crude oil and associated products. This resulted in decreased and disrupted activity by our clients and disruptions to our revenue generating operational activities leading to a sharp decrease in service revenue in the North America onshore market, with some disruptions to the markets outside the U.S. onshore during the first and second quarters of 2020. These events caused services revenue to continue to decline in the three months ended June 30, 2020 when compared to the three months ended March 31, 2020. The COVID-19 pandemic has resulted in a delay of work performed for projects within the offshore and international markets. The decline in the demand for crude oil resulted in a more severe decrease of activity in the U.S. onshore market, which is expected to be depressed for a longer term.

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

Product Sales Revenue

Product sales revenue is tied more to the completion of wells in North America, with the U.S. onshore market being the largest market for these products. For the three months ended June 30, 2020, product sales revenue, of $24.7 million decreased 52% year-over-year from $51.2 million in the three months ended June 30, 2019 and decreased 42% from $42.4 million for the three months ended March 31, 2020. For the six months ended June 30, 2020, product sales revenue, of $67.2 million decreased 33% year-over-year from $100.0 million in the six months ended June 30, 2019. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The average rig count for North America decreased from the three months ended June 30, 2019 to the three months ended June 30, 2020 by over 60%, and decreased over 57% from the three months ended March 31, 2020. The average rig count for U.S. onshore decreased over 60% from last year and 50% from the three months ended March 31, 2020.

Cost of Services, excluding depreciation

Cost of services was $67.1 million for the three months ended June 30, 2020, a 22% decrease compared to $86.0 million in the three months ended June 30, 2019 and a 17% decrease compared to $80.9 million for the three months ended March 31, 2020. Cost of services expressed as a percentage of services revenue increased to 74% for the three months ended June 30, 2020, compared to 73% for the three months ended June 30, 2019 and 74% for the three months ended March 31, 2020. Cost of services decreased to $148.0 million in the six months ended June 30, 2020 compared to $176.4 million in the six months ended June 30, 2019. Cost of services expressed as a percentage of services revenue remained flat at 74% for the six months ended June 30, 2020 and 2019. The decrease in cost of services during the three and six months ended June 30, 2020 was primarily due to compensation and related charges as the result from cost reduction initiatives.

Cost of Product Sales, excluding depreciation

Cost of product sales of $23.6 million for the three months ended June 30, 2020 decreased when compared to $38.4 million for the three months ended June 30, 2019 and $34.2 million for the three months ended March 30, 2020. Cost of product sales of $57.8 million in the six months ended June 30, 2020 decreased when compared to $75.5 million in the six months ended June 30, 2019. Given product sales are primarily associated with our Production Enhancement segment and the North American market, cost of sales are impacted by decreased activities associated with clients operating in these segments and geographic markets. Cost of product sales expressed as a percentage of product sales revenue for the three months ended June 30, 2020 was 96% compared to 75% for the three months ended June 30, 2019 and 81% for the three months ended March 31, 2020. Cost of product sales expressed as a percentage of product sales revenue was 86% for the six months ended June 30, 2020, compared to 75% for the six months ended June 30, 2019. Higher cost of product sales as a percentage of products sales revenue in the three and six months ended June 30, 2020 was primarily due to absorbing fixed costs against a decreased revenue base.

Return to Index

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended June 30, 2020 was $9.2 million compared to $9.8 million and $19.6 million for the three months ended June 30, 2019 and March 31, 2020, respectively. The variances are primarily due to changes in compensation expense during those periods, including additional stock compensation expense of $6.8 million recorded in the three months ended March 31, 2020 for retirement eligible employees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2020 was $5.4 million compared to $5.8 million and $5.4 million for the three months ended June 30, 2019 and March 31, 2020, respectively.

Impairments, inventory write-down and other charges

During the three months ended June 30, 2020, as a result of the recent events associated with the global spread of COVID-19, and the resulting sharp decrease in the price of crude oil, which caused a sharp decrease in the consumption and demand for crude oil, we recorded a charge of $9.9 million associated with inventory obsolescence and a valuation write-down. During the six months ended June 30, 2020, as a result of a triggering event in March 2020, the Company updated its analysis associated with future cash flows and the valuation of assets, and potential impairment of goodwill and intangible assets. Our updated analysis resulted in the Company recording a charge of $114.0 million for impairment of goodwill and $8.2 million for impairment to intangible assets in March 2020. These inventory obsolescence and loss on impairments are related to our Production Enhancement segment. During the three months ended June 30, 2020, we determined that there are no triggering events which require the Company to perform further impairment assessment for any of its reporting units.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gain on sale of assets	$(354)	$(61)	$(350)	$(307)
Results of non-consolidated subsidiaries	(183)	(24)	(209)	(97)
Foreign exchange	(98)	(218)	(674)	(181)
Rents and royalties	(107)	(487)	(242)	(593)
Employment related charges	—	(334)	—	2,866
Return on pension assets and other pension costs	(154)	(240)	(307)	(482)
Gain on sale of business	—	(1,154)	—	(1,154)
Curtailment	—	—	(1,034)	—
Cost reduction and other charges	2,789	2,977	3,943	2,977
Loss on lease abandonment	626	—	626	—
Other, net	526	533	322	336
Total other (income) expense, net	$3,045	$992	$2,075	$3,365

Return to Index

We recorded cost reduction and other charges associated with severance expense for reductions in our workforce of $2.8 million and $3.9 million for the three and six months ended June 30, 2020, and $3.0 million for the three and six months ended June 30, 2019.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Gains) losses by currency	2020	2019	2020	2019
British Pound	$100	$165	$12	$178
Canadian Dollar	(419)	29	304	88
Euro	(90)	92	(88)	2
Other currencies, net	311	(504)	(902)	(449)
Total (gain) loss, net	$(98)	$(218)	$(674)	$(181)

Interest Expense

Interest expense for the three months ended June 30, 2020 was $3.4 million compared to $3.7 million and $3.4 million for the three months ended June 30, 2019 and March 31, 2020, respectively. Interest expense for the six months ended June 30, 2020 was $6.8 million compared to $7.4 million for the six months ended June 30, 2019. The variances are primarily due to changes in the interest rate associated with aggregated variable rate debt in the respective quarters.

Income Tax Expense

The Company recorded an income tax benefit of $0.3 million and $4.3 million for the three and six months ended June 30, 2020 compared to income tax expense of $4.8 million and an income tax benefit of $22.8 million for the three and six months ended June 30, 2019.  The effective tax rate for the three and six months ended June 30, 2020 were 4.4% and 3.6%. The effective tax rate for the three and six months ended June 30, 2019 were 19.8% and (61.7%).  The income tax benefit for the three and six months ended June 30, 2020, was primarily impacted by the impairment of goodwill, intangible assets and other charges recorded during these periods, which were largely not deductible for tax purposes.  The income tax benefit recorded for the six months ended June 30, 2019 was the result of a corporate restructuring which resulted in a net deferred tax benefit of $58.5 million, reduced by tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries no longer considered to be indefinitely reinvested.

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

See Note 18, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for optimizing reservoir performance and improving the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

Return to Index

	Three months ended June 30,		2020/2019		Three months ended March 31,	Q2 / Q1
	2020	2019	$ Change	% Change	2020	$ Change	% Change
Revenue:
Reservoir Description	$88,442	$105,649	$(17,207)	(16)%	$102,702	$(14,260)	(14)%
Production Enhancement	27,294	63,389	(36,095)	(57)%	49,698	(22,404)	(45)%
Consolidated	$115,736	$169,038	$(53,302)	(32)%	$152,400	$(36,664)	(24)%
Operating income (loss):
Reservoir Description	$13,534	$15,878	$(2,344)	(15)%	$11,062	$2,472	22%
Production Enhancement	(16,324)	10,424	(26,748)	NM	(121,299)	104,975	(87)%
Corporate and Other[1]	223	1,706	(1,483)	(87)%	1,264	(1,041)	(82)%
Consolidated	$(2,567)	$28,008	$(30,575)	NM	$(108,973)	$106,406	(98)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

	Six months ended June 30,
	2020	2019	$ Change	% Change
Revenue:
Reservoir Description	$191,144	$208,941	$(17,797)	(9)%
Production Enhancement	76,992	129,291	(52,299)	(41)%
Consolidated	$268,136	$338,232	$(70,096)	(21)%
Operating income (loss):
Reservoir Description	$24,596	$22,057	$2,539	12%
Production Enhancement	(137,623)	20,336	(157,959)	NM
Corporate and Other[1]	1,487	2,029	(542)	(27)%
Consolidated	$(111,540)	$44,422	$(155,962)	NM
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment of $88.4 million for the three months ended June 30, 2020 decreased from $105.6 million and $102.7 million for the three months ended June 30, 2019 and the three months ended March 31, 2020, respectively. Revenue from the Reservoir Description segment of $191.1 million for the six months ended June 30, 2020 decreased 9% from $208.9 million for the six months ended June 30, 2019. Reservoir Description operations are heavily exposed to international and offshore activity levels, including the existing producing fields across the globe, with approximately 80% of its revenue sourced from producing fields and development projects outside the U.S. Year-over-year financial performance in this segment is a result of delayed investment in international and offshore projects by clients due to disruptions associated with the COVID-19 pandemic and a lower crude-oil price market. The average prices for the three months ended June 30, 2020 were approximately 40% lower than the three months ended March 31, 2020. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Asia-Pacific areas, offshore Europe and Africa, offshore South America, North America, and the Middle East as well as both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid laboratory in Doha, Qatar earlier this year, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as the expansion of the North gas field in Qatar.

Operating income of $13.5 million for the three months ended June 30, 2020 decreased 15% year-over-year compared to $15.9 million for the three months ended June 30, 2019, and increased 22% sequentially compared to $11.1 million for the three months ended March 31, 2020. The increase in operating income sequentially for the three months ended June 30, 2020

Return to Index

was primarily due to lower compensation expense recorded for accelerated stock compensation related to retirement eligible employees. Operating income for the six months ended June 30, 2020 of $24.6 million increased 12% compared to $22.1 million for the six months ended June 30, 2019 and was primarily due to cost reduction and employment-related charges of $9.5 million recorded in the six months ended June 30, 2019, as compared to $7.2 million in the six months ended June 30, 2020.

Operating margins were 15% for the three months ended June 30, 2020, relatively flat year-over-year compared to the three months ended June 30, 2019, and up sequentially from 11% during the three months ended March 31, 2020. This increase was primarily as a result of the charges described above.

Production Enhancement

Revenue from the Production Enhancement segment, was $27.3 million for the three months ended June 30, 2020, a decrease of 57% year-over-year from $63.4 million for the three months ended June 30, 2019 and decreased 45% sequentially compared to $49.7 million for the three months ended March 31, 2020. Revenue from the Production Enhancement segment was $77.0 million for the six months ended June 30, 2020, a decrease of 41% year-over-year from $129.3 million for the six months ended June 30, 2019. Production Enhancement operations are largely focused on complex completions in unconventional tight-oil reservoirs in the U.S. as well as conventional projects across the globe. The significant decrease in the price of and demand for crude oil which began in March 2020, associated with the events caused by the COVID-19 pandemic, resulted in a further decrease of drilling and well completion activity in the U.S. onshore market. The rig count for North America decreased 60% year-over-year from the three months ended June 30, 2019, and 57% sequentially from the three months ended March 31, 2020. These recent events and disruptions to the global supply chain of air freight and other supporting vendors also resulted in some delay of shipments of our product to some international markets. Our clients continue to seek and use technological solutions for their projects in an effort to optimize and improve daily production and EUR from their reservoirs. We continue to develop new technologies and benefit from our clients' acceptance of new services and products which were led by the HERO® PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies.

Operating loss of $16.3 million for the three months ended June 30, 2020 includes a charge of $9.9 million for inventory obsolescence and valuation write-down, and $1.3 million charge of severance expense associated with cost reduction initiatives, as compared to operating income of $10.4 million for the three months ended June 30, 2019. The operating loss of $121.3 million for the three months ended March 31, 2020, includes a charge of $122.2 million for impairment of goodwill and intangible assets, accelerated stock compensation expense of $2.3 million, for retirement eligible employees and a charge of $1.3 million associated with cost reduction initiatives. Operating loss for the six months ended June 30, 2020 of $137.6 million, was primarily impacted by the impairments and other charges described above, as compared to year-over-year operating income of $20.3 million for the six months ended June 30, 2019.

Operating margins for the three months ended June 30, 2020 were (60%), as compared to 16% in the three months ended June 30, 2019, and (244%) in the three months ended March 31, 2020. The negative operating margins in the first and second quarter of 2020 were primarily due to the charges recorded as described above.

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

Return to Index

In response to market conditions, Core Lab’s Supervisory Board approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow on debt reduction. In March 2020, the Company enacted cost control plans and expanded these initiatives in June of 2020, which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to below the 2016 level of $11.4 million, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions include reductions in workforce and reduction of senior executive and employee compensation. Although activities have declined in the second quarter of 2020 due to the factors discussed above, this decline has been partially offset by the effectiveness of the Company’s cost control initiatives. On June 22, 2020, also in response to market conditions, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement, dated as of June 19, 2018 (as amended, the “Credit Facility”). The Amendment provides, among other things, an increase to the maximum leverage ratio permitted under the Credit Facility for certain periods. See Note 6, Long-Term Debt, Net, for additional information.

As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2020, $13.9 million of our $21.0 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

	Six months ended June 30,		2020/2019
	2020	2019	% Change
Cash flows provided by/(used in):
Operating activities	$49,021	$42,236	16%
Investing activities	(7,156)	7,054	NM
Financing activities	(31,999)	(49,860)	36%
Net change in cash and cash equivalents	$9,866	$(570)	NM

Cash flows provided by operating activities for the six months ended June 30, 2020 compared to the same period in 2019 increased primarily attributable to cash generated from lower levels of working capital.

The decrease in cash flows used in investing activities during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to proceeds from the sale of businesses in 2019, offset by the lower capital expenditure of $6.4 million as compared to $12.2 million for the six months ended June 30, 2019.

Cash flows used in financing activities for the six months ended June 30, 2020 decreased compared to the same period in 2019. Cash was used to reduce debt by $19.0 million during the six months ended June 30, 2020, as compared to no changes in debt during the same period in 2019.

During the three and six months ended June 30, 2020, we repurchased 13,759 and 47,500 of our common shares for an aggregate purchase price of $0.2 million and $1.4 million, respectively.

During the six months ended June 30, 2020, we used $11.6 million to pay dividends, as compared to the $24.4 million dividend paid for the same period in 2019.

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

	Six months ended June 30,		2020/2019
	2020	2019	% Change
Free cash flow calculation:
Net cash provided by operating activities	$49,021	$42,236	16%
Less: cash paid for capital expenditures	(6,406)	(12,230)	(48)%
Free cash flow	42,615	30,006	42%

The increase in free cash flow for the six months ended June 30, 2020 compared to the same period in 2019 was primarily attributable to cash generated from reduced working capital and lower capital expenditures in 2020.

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

On June 22, 2020, we entered into the Amendment to the Seventh Amended and Restated Credit Agreement, dated as of June 19, 2018. The Amendment increases the maximum leverage ratio permitted under the Credit Facility for certain periods. Pursuant to the terms of the Amendment, the maximum leverage ratio permitted under the Credit Facility is equal to (a) 3.00 to 1.00 from the fiscal quarter ending June 30, 2020 through and including the fiscal quarter ending June 30, 2021; (b) 2.75 to 1.00 for the fiscal quarter ending September 30, 2021; and (c) 2.50 to 1.00 for the fiscal quarter ending December 31, 2021 and thereafter. Moreover, the Amendment modified the range of variable interest rates that the Credit Facility may bear to be a range from LIBOR plus 1.500% to LIBOR plus 2.875%, and included the addition of a LIBOR floor of 0.50%.  In addition, pursuant to the Amendment, the aggregate borrowing commitment under the Credit Facility was reduced to $225 million and the amount by which we may elect to increase the facility size was reduced from $100 million to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and letters of credit which totaled $14.2 million at June 30, 2020, resulting in an available borrowing capacity under the Credit Facility of $72.8 million. In addition to indebtedness under the Credit Facility, we had $5.8 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2020.

The Credit Facility remains unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

During the three months ended June 30, 2020, in connection with our entry into the Amendment, we recorded an additional expense of $0.3 million associated with unamortized debt issuance cost.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters.  The Credit Facility and Senior Notes include a cross-default provision, which means that a default under one agreement may result in the default of the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility agreement allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or requirement of the Credit Facility.

Return to Index

Pursuant to the terms of our Credit Facility, our leverage ratio is 2.21, and our interest coverage ratio is 6.74 for the period ended June 30, 2020. We believe that we are in compliance with all covenants contained in our credit agreements. Certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

We entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.30% through February 28, 2025. See Note 16 - Derivative Instruments and Hedging Activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2019 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2019 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 2020, the vast and accelerated spread of the COVID-19 virus has resulted in significant disruptions to the global economy. The retraction and, in some instances shutting-down of certain countries or regions has and will continue to have a very significant impact to both international and domestic organizations. Core Laboratories is considered an essential business associated with the energy industry, and thus operations have continued throughout the pandemic mitigation actions across the globe. The recent events and impact to the global economy associated with COVID-19 have resulted in an elevated level of risk for several of the topics described in the “Item 1A - Risk Factors" in our 2019 Annual Report.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2019 Annual Report and “Item 8.01 – Other Events” in the Current Report on Form 8-K filed on June 23, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
April 1 - 30, 2020 (1)	5,304	$9.49	—	4,140,090
May 1 - 31, 2020 (1)	8,455	$17.51	—	4,160,640
June 1 - 30, 2020 (1)	—	$—	—	4,160,640
Total	13,759	$14.42	—

(1)	During the quarter 3,741 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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

(3)	We distributed 46,849 treasury shares upon vesting of stock-based awards during the three months ended June 30, 2020.

Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.1	-

Amendment No. 1 to Credit Agreement, by and among Core Laboratories N.V., Core Laboratories (U.S.) Interests Holding, Inc., and the lenders party thereto and Bank of America, N.A., as administrative agent, dated June 22, 2020

Form 8-K, June 23, 2020 (File No. 001-14273)
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

CORE LABORATORIES N.V.

Date:	July 23, 2020	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index