Form 10-Q
period 2020-09-30
CORE LABORATORIES N V
filed 2020-10-22
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 21, 2020 was 44,494,696.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$15,146	$11,092
Accounts receivable, net of allowance for credit losses of $3,103 and $2,730 at 2020 and 2019, respectively	85,366	131,579
Inventories	42,908	50,163
Prepaid expenses	12,318	15,951
Income taxes receivable	8,091	6,527
Other current assets	6,060	5,925
TOTAL CURRENT ASSETS	169,889	221,237
PROPERTY, PLANT AND EQUIPMENT, net	117,123	123,506
RIGHT OF USE ASSETS	69,228	75,697
INTANGIBLES, net	8,651	17,450
GOODWILL	99,445	213,425
DEFERRED TAX ASSETS, net	74,939	67,312
OTHER ASSETS	51,539	56,046
TOTAL ASSETS	$590,814	$774,673
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$75,000	$—
Accounts payable	22,806	35,611
Accrued payroll and related costs	33,473	26,689
Taxes other than payroll and income	5,646	8,366
Unearned revenues	8,021	13,381
Operating lease liabilities	11,807	11,841
Income taxes payable	7,234	6,324
Other current liabilities	8,149	9,382
TOTAL CURRENT LIABILITIES	172,136	111,594
LONG-TERM DEBT, net	189,566	305,283
LONG-TERM OPERATING LEASE LIABILITIES	56,649	64,660
DEFERRED COMPENSATION	49,316	50,485
DEFERRED TAX LIABILITIES, net	21,952	27,338
OTHER LONG-TERM LIABILITIES	29,486	33,173
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,494,696 outstanding at 2020 and 44,796,252 issued and 44,465,562 outstanding at 2019	1,148	1,148
Additional paid-in capital	61,465	51,872
Retained earnings	37,364	160,539
Accumulated other comprehensive income (loss)	(8,049)	(6,330)
Treasury shares, at cost, 301,556 at 2020 and 330,690 at 2019	(24,296)	(29,364)
Total Core Laboratories N.V. shareholders' equity	67,632	177,865
Non-controlling interest	4,077	4,275
TOTAL EQUITY	71,709	182,140
TOTAL LIABILITIES AND EQUITY	$590,814	$774,673

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

 CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2020	2019
	(Unaudited)
REVENUE:
Services	$86,250	$120,817
Product sales	19,132	52,383
Total revenue	105,382	173,200
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	63,802	86,243
Cost of product sales, exclusive of depreciation expense shown below	17,236	39,753
General and administrative expense, exclusive of depreciation expense shown below	8,937	11,012
Depreciation	4,967	5,199
Amortization	197	498
Other (income) expense, net	(1,088)	(712)
OPERATING INCOME (LOSS)	11,331	31,207
Interest expense	4,672	3,662
Income (loss) from continuing operations before income tax expense	6,659	27,545
Income tax expense (benefit)	3,663	3,335
Income (loss) from continuing operations	2,996	24,210
Income (loss) from discontinued operations, net of income taxes	—	(397)
Net income (loss)	2,996	23,813
Net income (loss) attributable to non-controlling interest	33	84
Net income (loss) attributable to Core Laboratories N.V.	$2,963	$23,729

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.07	$0.55
Basic earnings (loss) per share from discontinued operations	$—	$(0.01)
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.07	$0.53

Diluted earnings (loss) per share from continuing operations	$0.07	$0.54
Diluted earnings (loss) per share from discontinued operations	$—	$(0.01)
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.07	$0.53

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,491	44,371
Assuming Dilution	44,899	44,716

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)
REVENUE:
Services	$287,226	$359,029
Product sales	86,292	152,403
Total revenue	373,518	511,432
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	211,797	262,616
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below	75,052	115,214
General and administrative expense, exclusive of depreciation expense shown below	37,725	38,250
Depreciation	15,078	15,631
Amortization	952	1,439
Impairments and other charges	122,204	—
Inventory write-down	9,932	—
Other (income) expense, net	987	2,653
OPERATING INCOME (LOSS)	(100,209)	75,629
Interest expense	11,452	11,102
Income (loss) from continuing operations before income tax expense	(111,661)	64,527
Income tax expense (benefit)	(644)	(19,467)
Income (loss) from continuing operations	(111,017)	83,994
Income (loss) from discontinued operations, net of income taxes	—	7,833
Net income (loss)	(111,017)	91,827
Net income attributable to non-controlling interest	157	174
Net income (loss) attributable to Core Laboratories N.V.	$(111,174)	$91,653

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$(2.50)	$1.89
Basic earnings (loss) per share from discontinued operations	$—	$0.18
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$(2.50)	$2.07

Diluted earnings (loss) per share from continuing operations	$(2.50)	$1.87
Diluted earnings (loss) per share from discontinued operations	$—	$0.17
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$(2.50)	$2.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,470	44,349
Assuming Dilution	44,470	44,854

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net income (loss)	$2,996	$23,813	$(111,017)	$91,827
Other comprehensive income (loss):
Derivatives
Gain (loss) on fair value of interest rate swaps	170	(293)	(2,620)	(1,322)
Interest rate swap amounts reclassified to net income (loss)	221	(8)	444	(102)
Income taxes on derivatives	(82)	63	457	299
Total derivatives (loss)	309	(238)	(1,719)	(1,125)
Pension and other postretirement benefit plans
Prior service cost
Amortization to net income (loss) of prior service cost	—	(25)	—	(75)
Amortization to net income (loss) of actuarial loss	—	15	—	44
Income taxes on pension and other postretirement benefit plans	—	3	—	8
Total pension and other postretirement benefit plans	—	(7)	—	(23)
Total other comprehensive income (loss)	309	(245)	(1,719)	(1,148)
Comprehensive income (loss)	3,305	23,568	(112,736)	90,679
Comprehensive income (loss) attributable to non-controlling interest	33	84	157	174
Comprehensive income (loss) attributable to Core Laboratories N.V.	$3,272	$23,484	$(112,893)	$90,505

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Common Shares
Balance at Beginning of Period	$1,148	$1,148	$1,148	$1,148
Balance at End of Period	$1,148	$1,148	$1,148	$1,148

Additional Paid-In Capital
Balance at Beginning of Period	$60,901	$64,064	$51,872	$57,438
Stock-based compensation	564	434	9,593	7,060
Balance at End of Period	$61,465	$64,498	$61,465	$64,498

Retained Earnings
Balance at Beginning of Period	$34,846	$175,285	$160,539	$156,130
Dividends paid	(445)	(24,399)	(12,001)	(73,168)
Net income (loss) attributable to Core Laboratories N.V.	2,963	23,729	(111,174)	91,653
Balance at End of Period	$37,364	$174,615	$37,364	$174,615

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(8,358)	$(6,359)	$(6,330)	$(5,456)
Amortization of deferred pension costs, net of tax	—	(7)	—	(23)
Interest rate swaps, net of tax	309	(238)	(1,719)	(1,125)
Balance at End of Period	$(8,049)	$(6,604)	$(8,049)	$(6,604)

Treasury Shares
Balance at Beginning of Period	$(26,434)	$(45,877)	$(29,364)	$(52,501)
Stock-based compensation	2,295	2,877	6,661	10,592
Repurchase of common shares	(157)	(411)	(1,593)	(1,502)
Balance at End of Period	$(24,296)	$(43,411)	$(24,296)	$(43,411)

Non-Controlling Interest
Balance at Beginning of Period	$4,044	$4,231	$4,275	$4,141
Non-controlling interest dividends	—	—	(355)	—
Net income (loss) attributable to non-controlling interest	33	84	157	174
Balance at End of Period	$4,077	$4,315	$4,077	$4,315

Total Equity
Balance at Beginning of Period	$66,147	$192,492	$182,140	$160,900
Stock-based compensation	2,859	3,311	16,254	17,652
Repurchase of common shares	(157)	(411)	(1,593)	(1,502)
Dividends paid	(445)	(24,399)	(12,001)	(73,168)
Non-controlling interest dividends	—	—	(355)	—
Amortization of deferred pension costs, net of tax	—	(7)	—	(23)
Interest rate swaps, net of tax	309	(238)	(1,719)	(1,125)
Net income (loss)	2,996	23,813	(111,017)	91,827
Balance at End of Period	$71,709	$194,561	$71,709	$194,561

Cash Dividends per Share	$0.01	$0.55	$0.27	$1.65

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(111,017)	$83,994
Income (loss) from discontinued operations, net of tax	—	7,833
Net income (loss)	(111,017)	91,827
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	16,254	17,652
Depreciation and amortization	16,030	17,070
Changes to value of life insurance policies	2,921	(2,110)
Deferred income taxes	(13,014)	(38,469)
Impairments, inventory write-down and other charges	132,136	—
Gain on sale of business	—	(1,154)
Gain on sale of discontinued operations	—	(8,411)
Other non-cash items	834	309
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	45,229	(8,924)
Inventories	(2,880)	(7,202)
Prepaid expenses and other current assets	1,935	5,285
Other assets	3,089	1,486
Accounts payable	(13,262)	1,762
Accrued expenses	5,274	10,900
Unearned revenues	(5,359)	(6,545)
Other liabilities	(8,456)	(5,251)
Net cash provided by operating activities	69,714	68,225
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,578)	(17,537)
Patents and other intangibles	(377)	(90)
Proceeds from sale of assets	753	700
Premiums on life insurance policies	(1,328)	(1,385)
Proceeds from sale of business	—	2,980
Proceeds from sale of discontinued operations	—	14,789
Net cash used in investing activities	(9,530)	(543)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt borrowings	(71,000)	(96,000)
Proceeds from debt borrowings	30,000	103,000
Dividends paid	(12,001)	(73,168)
Repurchase of common shares	(1,593)	(1,502)
Other financing activities	(1,536)	—
Net cash used in financing activities	(56,130)	(67,670)
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,054	12
CASH AND CASH EQUIVALENTS, beginning of period	11,092	13,116
CASH AND CASH EQUIVALENTS, end of period	$15,146	$13,128

Supplemental disclosures of cash flow information:
Cash payments for interest	$10,372	$11,832
Cash payments for income taxes	$13,856	$11,081

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements, and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2019 was derived from the 2019 audited consolidated financial statements.

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2020 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2020.

References to “Core Lab”, "Core Laboratories", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2019.

2. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Finished goods	$18,369	$26,507
Parts and materials	20,727	21,419
Work in progress	3,812	2,237
Total inventories	$42,908	$50,163

Return to Index

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying Consolidated Statements of Operations. See Note 12, Inventory Write-down for additional information.

3. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of our 2019 Annual Report. Significant changes to our accounting policies as a result of adopting Topic 326 – Financial Instruments-Credit Losses and Topic 350 – Intangibles-Goodwill and Other are discussed below:

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

Intangibles-Goodwill and Other

We assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying amount. If the fair value of a reporting unit is less than its carrying value, then there is an impairment loss limited to the amount of goodwill allocated to that reporting unit. Our reporting units are the same as our two reportable segments. On January 1, 2020, we adopted the FASB new methodology for assessing goodwill impairment, see Note 20, Recent Accounting Pronouncements for additional information.

4. CONTRACT ASSETS AND CONTRACT LIABILITIES

Contract assets and liabilities arise from differences in timing of revenue recognition, billings and cash collections.

Contract assets include our right to payment for goods and services already transferred to a customer when the right to payment is conditional on something other than the passage of time. For example, we have contracts where we recognize revenue over time but do not have a contractual right to payment until we complete the performance obligations. Contract assets are included in accounts receivable in our Consolidated Balance Sheets.

Contract liabilities consist of advance payments received and billings in excess of revenue recognized. We generally receive up-front payments relating to our consortia studies. We recognize revenue over the life of the study as the testing and analysis results are made available to our consortia members. We record billings in excess of revenue recognized for contracts with a duration less than twelve months as unearned revenue. We classify contract liabilities for contracts with a duration greater than twelve months as current or non-current based on the timing of revenue recognition. The current portion of contract liabilities is included in unearned revenue and the non-current portion of contract liabilities is included in other long-term liabilities in our Consolidated Balance Sheets.

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Contract assets
Current	$1,350	$2,183
Non-Current	—	244
	$1,350	$2,427
Contract Liabilities
Current	$1,558	$4,473
Non-current	387	383
	$1,945	$4,856

Return to Index

September 30, 2020
Estimate of when contract liabilities will be recognized as revenue
within 12 months	$1,558
within 12 to 24 months	387
greater than 24 months	—

We did not recognize any impairment losses on our receivables and contract assets for the three and nine months ended September 30, 2020 and 2019.

5. ACQUISITIONS

We had no significant acquisitions during the three and nine months ended September 30, 2020.

6. LONG-TERM DEBT, NET

We have no financing lease obligations.

Long-term debt is as follows (in thousands):

	September 30, 2020	December 31, 2019
Senior Notes	$150,000	$150,000
Credit Facility	116,000	157,000
Total debt	266,000	307,000
Less: Debt issuance costs	(1,434)	(1,717)
Less: Current maturities of long-term debt	(75,000)	—
Long-term debt, net	$189,566	$305,283

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

On June 22, 2020, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement, dated June 19, 2018 (as amended, the “Credit Facility”). The Amendment increases the maximum leverage ratio permitted under the Credit Facility for certain periods. Pursuant to the terms of the Amendment, the maximum leverage ratio permitted under the Credit Facility is as follows:

Quarter ending	Maximum leverage ratio permitted
June 30, 2020	3.00
September 30, 2020	3.00
December 31, 2020	3.00
March 31, 2021	3.00
June 30, 2021	3.00
September 30, 2021	2.75
December 31, 2021 and thereafter	2.50

Moreover, the Amendment modified the range of variable interest rates that the Credit Facility may bear to be a range from LIBOR plus 1.500% to LIBOR plus 2.875% and included the addition of a LIBOR floor of 0.50%.  The Amendment also reduced the aggregate borrowing commitment under the Credit Facility to $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $13.3 million at September 30, 2020,

Return to Index

resulting in an available borrowing capacity under the Credit Facility of $95.7 million. In addition to indebtedness under the Credit Facility, we had $6.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as at September 30, 2020.

The Credit Facility remains unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes each include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.49, and our interest coverage ratio is 5.39, each for the period ended September 30, 2020. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Our parent, Core Laboratories N.V., together with certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

We entered into two interest rate swap agreements for a total notional amount of $50 million, including one of which was entered during the nine months ended September 30, 2020. See Note 16, Derivative Instruments and Hedging Activities for additional information.

The estimated fair value of total debt at September 30, 2020 and December 31, 2019 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

During the three months ended September 30, 2020, the Company incurred approximately $1.5 million in professional service fees and expenses associated with the evaluation of various corporate debt issuances and/or debt refinancing opportunities. These corporate finance and capital structure costs were expensed immediately and classified as interest expense.

Subsequent to the three months ended September 30, 2020, on October 16, 2020, we, along with Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2020 Senior Notes”). The 2020 Senior Notes are scheduled to be issued and funded on January 12, 2021. Series A of the 2020 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2020 Senior Notes consists of $15 million in aggregate principal amount that bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2020 Senior Notes is payable semi-annually on June 30 and December 30, commencing on June 30, 2021.

The terms of the 2020 Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in the Note Purchase Agreement) and interest expense are calculated using the most recent four fiscal quarters; and a priority indebtedness ratio (calculated as Priority Indebtedness divided by Consolidated Total Assets (as defined in the Notes Purchase Agreement.) The financial covenants for the 2020 Senior Notes Agreement are aligned with the Credit Facility and the associated Note Purchase Agreement also allows renegotiation of the ratios in consideration of changes in accounting principles. Our parent, Core Laboratories N.V., together with certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the 2020 Senior Notes.

Return to Index

7. PENSION

Defined Benefit Plan

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. During 2019, there was a curtailment of the Dutch Plan for our Dutch employees whose pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. These employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company. There is no further contribution to fund the Dutch Plan since December 31, 2019.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Service cost	$—	$191	$—	$572
Interest cost	179	259	514	778
Expected return on plan assets	(164)	(231)	(472)	(692)
Amortization of prior service cost	—	(25)	—	(75)
Amortization of actuarial loss	—	15	—	44
Net periodic pension cost	$15	$209	$43	$627

8. COMMITMENTS AND CONTINGENCIES

We have been and may from time to time be named as a defendant in legal actions that arise in the ordinary course of business. These include, but are not limited to, employment-related claims and contractual disputes and claims for personal injury or property damage which occur in connection with the provision of our services and products. A liability is accrued when a loss is both probable and can be reasonably estimated.

9. EQUITY

During the three and nine months ended September 30, 2020, we repurchased 7,500 and 55,000 of our common shares for $0.2 million and $1.6 million, respectively. Included in this total were rights to 25,000 shares valued at $0.5 million, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. We distributed 24,929 and 84,134 treasury shares upon vesting of stock-based awards during the three and nine months ended September 30, 2020, respectively.

In February, May and August 2020, we paid a quarterly dividend of $0.25, $0.01 and $0.01 per share of common stock, respectively. In addition, on October 15, 2020 we declared a quarterly dividend of $0.01 per share of common stock for shareholders of record on October 26, 2020 and payable on November 17, 2020.

Accumulated other comprehensive loss, net of tax, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Unrecognized net actuarial loss	$(5,640)	$(5,640)
Fair value of derivatives	(2,409)	(690)
Total accumulated other comprehensive loss	$(8,049)	$(6,330)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average basic common shares outstanding	44,491	44,371	44,470	44,349
Effect of dilutive securities:
Performance shares	345	341	—	394
Restricted stock	63	4	—	111
Weighted average diluted common and potential common shares outstanding	44,899	44,716	44,470	44,854

For the nine months ended September 30, 2020, the number of outstanding performance and restricted shares of Core Laboratories N.V. common stock that were excluded from the diluted earnings per share calculation, as their impact would be antidilutive, were as follows (in thousands):

Nine Months Ended
September 30, 2020
Performance shares	348
Restricted stock	71

11. IMPAIRMENTS AND OTHER CHARGES

The coronavirus disease 2019 (“COVID-19”) global pandemic resulted in government mandated shut-downs, cross-border travel restrictions, home sheltering and social distancing efforts to contain the virus and mitigate the incidence of infection. The COVID-19 mitigation efforts globally resulted in a sharp decline in the consumption of crude-oil and refined petroleum products, which in turn led to a significant decrease in spot and forward commodity prices. These events have resulted in substantial declines in the valuation of companies operating in the oil and gas services industry, including Core Laboratories. As a result, in March 2020, we determined that it was more likely than not that the fair value of our reporting units was less than their carrying value, which triggered an updated impairment assessment by the Company as of March 31, 2020. We performed an impairment test in accordance with ASC Topic 360, Impairment or Disposal of Long-Lived Assets and ASC Topic 350, Intangibles-Goodwill and Other, on our indefinite-lived and long-lived assets related to asset groups, and our reporting units.

We have two reporting units that are the same as our two reportable segments, with goodwill balances aggregating $213.4 million as of March 31, 2020. We performed a detailed quantitative impairment assessment of our reporting units. We determined that the fair value of one of the reporting units, our Production Enhancement segment representing approximately $114.0 million of the goodwill, was less than the carrying value. As a result, we concluded that the goodwill associated with our Production Enhancement segment was fully impaired, resulting in a $114.0 million goodwill impairment charge in March of 2020. We determined that the Reservoir Description reporting unit’s fair value is above the carrying value, which represented the remaining balance of $99.4 million of goodwill.

We identified a triggering event for one of the asset groups under the Production Enhancement reporting unit. The estimated fair value, based on applying the income approach model, of one of the asset groups was determined to be below its carrying value. As of March 31, 2020, we recorded a charge of $8.2 million to impair the intangible assets relating to the business acquisition of Guardian Technology in 2018. This impairment charge was associated with our Production Enhancement segment.

Return to Index

During the three months ended June 30, 2020 and September 30, 2020, respectively, we determined that there were no triggering events which require the Company to perform further impairment assessment for any of its reporting units or asset groups.

12. INVENTORY WRITE-DOWN

During the nine months ended September 30, 2020 as a result of the continuing adverse impact of COVID-19 and significant reduction in rig count and completions that affect the current consumption and anticipated demand for certain of our products, in June 2020, we recorded an additional inventory obsolescence and write-down of $9.9 million in our Production Enhancement segment.

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gain on sale of assets	$(206)	$(151)	$(556)	$(458)
Results of non-consolidated subsidiaries	33	(96)	(176)	(193)
Foreign exchange	982	570	308	389
Rents and royalties	(114)	(134)	(356)	(727)
Employment related charges	—	—	—	2,866
Return on pension assets and other pension costs	(161)	(232)	(468)	(714)
Gain on sale of business	—	(58)	—	(1,154)
Curtailment	—	—	(1,034)	—
Cost reduction and other charges	—	—	3,943	2,977
Loss (recovery) on lease abandonment	(122)	—	504	—
Rebates and other credits	(763)	—	(763)	—
Other, net	(737)	(611)	(415)	(333)
Total other (income) expense, net	$(1,088)	$(712)	$987	$2,653

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Gains) losses by currency	2020	2019	2020	2019
British Pound	$361	$163	$373	$341
Canadian Dollar	106	197	410	285
Euro	682	18	594	20
Other currencies, net	(167)	192	(1,069)	(257)
Total (gain) loss, net	$982	$570	$308	$389

14. INCOME TAX EXPENSE

The Company recorded an income tax expense of $3.7 million and $3.3 million for the three months ended September 30, 2020 and 2019, respectively, and income tax benefit of $0.6 million and $19.5 million for the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate for the three and nine months ended September 30, 2020 were 55.0% and 0.6% recorded on income from continuing operations before taxes of $6.7 million and loss of $111.7 million, respectively. The income tax expense for the nine months ended September 30, 2020, was primarily impacted by the impairment of goodwill, intangible assets and other charges recorded during these periods, which were largely not deductible for tax purposes.

The effective tax rate for the three months ended September 30, 2019 was 12.1% on income from continuing operations before tax of $27.5 million. The effective tax rate for the nine months ended September 30, 2019 was (30.2%) on income from continuing operations before tax of $64.5 million. Tax benefit for the nine months ended September 30, 2019 includes a net tax

Return to Index

benefit of $58.5 million, which resulted from a corporate restructuring in the first quarter of 2019 and tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item in the first quarter of 2019.

15. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating lease expense	$4,356	$4,724	$12,982	$14,027
Short-term lease expense	359	402	1,223	1,024
Variable lease expense	312	162	1,086	521
Total lease expense	$5,027	$5,288	$15,291	$15,572

Other information
Cash paid for amounts included in the measurement of operating lease liabilities:
Operating cash flows used for operating leases	$4,250	$4,306	$13,203	$13,729
Right-of-use assets obtained in exchange for new lease liabilities	$2,098	$3,837	$4,502	$11,066
Weighted-average remaining lease term- operating leases	8.68 years	9.18 years	8.68 years	9.18 years
Weighted-average discount rate - operating leases	4.76%	4.95%	4.76%	4.95%

Scheduled undiscounted cash flows for non-cancellable leases at September 30, 2020 consist of the following (in thousands):

Operating Leases
Remainder of 2020	$3,807
2021	13,527
2022	11,787
2023	9,998
2024	7,674
Thereafter	37,019
Total undiscounted lease payments	83,812
Less: Imputed interest	(15,356)
Total operating lease liabilities	$68,456

During the three and nine months ended September 30, 2020, the Company recorded a net loss (recovery) on lease abandonment of $(0.1) million and $0.5 million, for certain properties that ceased in use and are expected to provide no future economic benefits.

The Company has elected to apply the short-term lease exemption to all of its classes of underlying assets. Accordingly, no right of use asset or operating lease liability is recognized for leases with a term of twelve months or less.

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

At September 30, 2020, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $66 million, after taking into account the effect of the swap.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	September 30, 2020	December 31, 2019	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$(916)	$—	Other current (liabilities)
10 year interest rate swap	(2,315)	(1,054)	Other long-term (liabilities)
	$(3,230)	$(1,054)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (Level 2).

The effect of the interest rate swaps on the Consolidated Statement of Operations was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$72	$(24)	$117	$(120)	Increase (decrease) to interest expense
10 year interest rate swap	149	16	327	18	Increase (decrease) to interest expense
	$221	$(8)	$444	$(102)

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

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		September 30, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$42,498	$—	$42,498	$—
	$42,498	$—	$42,498	$—
Liabilities:
Deferred compensation liabilities	$33,829	$—	$33,829	$—
5 year interest rate swap	916	—	916	—
10 year interest rate swap	2,315	—	2,315	—
	$37,059	$—	$37,059	$—

		Fair Value Measurement at
		December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Deferred compensation assets (1)	$47,009	$—	$47,009	$—
	$47,009	$—	$47,009	$—
Liabilities:
Deferred compensation liabilities	$34,081	$—	$34,081	$—
10 year interest rate swap	1,054	—	1,054	—
	$35,135	$—	$35,135	$—
(1)	Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation agreements.

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

Return to Index

Selected data for this discontinued business consisted of the following (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019
Services	$—	$1,165
Product sales	—	4,233
Total revenue	—	5,398
Cost of services	—	690
Cost of product sales	—	3,196
Other expense	—	91
Operating income (loss)	—	1,421
Gain on sale	(485)	8,319
Income (loss) from discontinued operations before income tax expense	(485)	9,740
Income tax expense (benefit)	(88)	1,907
Income (loss) from discontinued operations, net of income taxes	$(397)	$7,833

There are no activities recorded for the three and nine months ended September 30, 2020 and no balances recorded for the discontinued operations as of September 30, 2020 and December 31, 2019.

Net cash provided by operating activities of discontinued operations for the nine months ended September 30, 2020 and 2019 was $0.0 million and $0.1 million, respectively.

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

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three months ended September 30, 2020
Revenue from unaffiliated clients	$80,060	$25,322	$—	$105,382
Inter-segment revenue	43	39	(82)	—
Segment operating income (loss)	11,022	(321)	630	11,331
Total assets (at end of period)	306,369	128,832	155,613	590,814
Capital expenditures	1,377	641	154	2,172
Depreciation and amortization	3,391	1,512	261	5,164
Three months ended September 30, 2019
Revenue from unaffiliated clients	$109,339	$63,861	$—	$173,200
Inter-segment revenue	99	199	(298)	—
Segment operating income	18,835	11,456	916	31,207
Total assets (at end of period)	347,475	287,431	152,790	787,696
Capital expenditures	3,260	1,982	65	5,307
Depreciation and amortization	3,684	1,650	363	5,697
Nine months ended September 30, 2020
Revenue from unaffiliated clients	$271,203	$102,315	$—	$373,518
Inter-segment revenue	205	443	(648)	—
Segment operating income (loss)	35,618	(137,944)	2,117	(100,209)
Total assets (at end of period)	306,369	128,832	155,613	590,814
Capital expenditures	4,609	3,753	216	8,578
Depreciation and amortization	10,364	4,860	806	16,030
Nine months ended September 30, 2019
Revenue from unaffiliated clients	$318,280	$193,152	$—	$511,432
Inter-segment revenue	346	419	(765)	—
Segment operating income	40,892	31,792	2,945	75,629
Total assets (at end of period)	347,475	287,431	152,790	787,696
Capital expenditures	7,906	9,114	517	17,537
Depreciation and amortization	11,505	4,377	1,188	17,070

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

Return to Index

In January 2017, the FASB issued ASU 2017-04 (“Simplifying the Test for Goodwill Impairment”) which eliminates a step in computing the implied fair value of goodwill with a new methodology of an entity performing an annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. We adopted this standard on January 1, 2020, and although the new methodology was applied for the goodwill impairment analysis performed for the three month period ended March 31, 2020, it did not change the conclusion that goodwill had been impaired, and there has been no significant impact on our consolidated financial statements or on our accounting policies and processes as a result of adopting this updated accounting standard.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2020 and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the "2019 Annual Report").

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

References to "Core Lab", “Core Laboratories”, the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

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

Outlook

The events occurring during 2020 associated with the COVID-19 pandemic and global government mandated shut-downs, home sheltering and social distancing policies have caused a significant decline in the demand for crude oil and associated products.  The significant decline in demand has resulted in a significant decline in the price of crude oil, which has also resulted in a high degree of uncertainty about future demand and the future price for crude oil. U.S. land drilling and completion activity have experienced the most significant impact, as the rig count and completion of wells have declined significantly during the first nine months of 2020 from previous levels. International activity has also been impacted by disruption to our clients’ operations. Additionally, our clients experienced disruptions from four named tropical weather systems in the Gulf of Mexico during the third quarter. Although physical damage to Core Lab’s facilities were minor; our clients experienced interruptions of business activity due to pre-storm preparations, offshore facility evacuations, local area flooding, power outages, and post-storm clean-up. As a result, it is anticipated that the activity associated with the energy markets and our clients will remain low and the commodity price of crude oil will also continue to be depressed and volatile for the remainder of 2020.

While the full impact of COVID-19 and the long-term worldwide impact still remains unknown, Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 global pandemic. Continued government restrictions, widespread growth in infections, travel restrictions, quarantines, and site closures have led to business disruptions, which lessened somewhat during the third quarter of 2020, but are expected to continue for the remainder of the year and possibly beyond 2020. These disruptions have primarily been associated with operational workflows stemming from travel, product delivery, as well as suspensions and delays in client projects. We have not experienced any significant disruptions in our supply chain, and do not anticipate significant disruption in our supply chain. We have also implemented a continuity plan across our global organization to protect the health of employees while servicing the clients.

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

Our major clients continue to focus on capital management return on invested capital (“ROIC”), free cash flow, and returning capital back to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. Considering a longer-term strategy, we expect to be well positioned as our clients continue their focus on employing higher technological solutions in their efforts to optimize production and estimated ultimate recovery in the most cost efficient environmentally responsible manner.

We believe operators will continue to manage their capital spending within reduced budgets and maintain their focus on strengthening their balance sheets with an effort to generate positive free cash flow. This shift was apparent throughout the first nine months of 2020 as the significant declines, year-over-year, in the U.S. onshore rig count, U.S. land completion activity, and decline in international rig count have continued through September 2020. As a result, we believe the U.S. onshore activity in the remainder of 2020 will remain approximately at current levels or slightly improve, and any improvements will continue to be constrained by these factors.

Core Laboratories expects international field development spending will be negatively impacted by reduced operating budgets which have also been adversely impacted by COVID-19. Reservoir Description continues to work with clients and discuss the progression of longer-term international projects. Longer-term international and offshore projects which are

Return to Index

commonly announced through Final Investment Decisions (“FIDs”) and subsequently initiated are not as susceptible or at-risk to delay or suspension due to shorter-term volatility in crude oil commodity price. During the third quarter of 2020, the crude-oil prices averaged between $40- $43 per barrel and remained relatively consistent throughout the quarter compared to high volatility experienced earlier in the year. Additionally, the reservoir fluids analysis that is performed on projects associated with current producing fields, continues to be critical and will be less affected by lower commodity prices for crude oil. The revenue opportunity for Reservoir Description occurs once the well has been drilled and core and fluid samples are recovered from the well and analyzed. The adverse impact from COVID-19 and the depression of crude-oil prices has resulted in increased uncertainty associated with the activity levels and revenue opportunities from these international and offshore projects, however most of the larger projects, especially the projects that have already been commissioned and are in development, are focused on a longer term forecast versus a short to mid-term assessment of the crude oil commodity prices.

In response to market conditions, Core Lab’s Board of Supervisory Directors (the “Supervisory Board”) approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow towards the reduction of debt. In March 2020, the Company enacted cost control plans and expanded these initiatives in June of 2020, which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to approximately $11 - $12 million, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions include reductions in workforce and reduction of senior executive and employee compensation. Although activities have declined in the third quarter of 2020 due to the factors discussed above, this decline has been partially offset by the effectiveness of the Company’s cost control initiatives. Lastly, the proceeds from the 2020 Senior Notes are intended to be used exclusively to reduce outstanding debt and increase liquidity under the Company’s Credit Facility as we work towards our long-term strategy of reducing debt.

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended September 30,				Change
	2020		2019		$	%
REVENUE:
Services	$86,250	82%	$120,817	70%	$(34,567)	(29)%
Product sales	19,132	18%	52,383	30%	(33,251)	(63)%
Total revenue	105,382	100%	173,200	100%	(67,818)	(39)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	63,802	74%	86,243	71%	(22,441)	(26)%
Cost of product sales, exclusive of depreciation expense shown below*	17,236	90%	39,753	76%	(22,517)	(57)%
Total cost of services and product sales	81,038	77%	125,996	73%	(44,958)	(36)%
General and administrative expense, exclusive of depreciation expense shown below	8,937	8%	11,012	6%	(2,075)	(19)%
Depreciation and amortization	5,164	5%	5,697	3%	(533)	(9)%
Other (income) expense, net	(1,088)	(1)%	(712)	—%	(376)	53%
Operating income (loss)	11,331	11%	31,207	18%	(19,876)	(64)%
Interest expense	4,672	4%	3,662	2%	1,010	28%
Income (loss) from continuing operations before income tax expense	6,659	6%	27,545	16%	(20,886)	(76)%
Income tax expense (benefit)	3,663	3%	3,335	2%	328	10%
Income (loss) from continuing operations	2,996	3%	24,210	14%	(21,214)	(88)%
Income (loss) from discontinued operations, net of income taxes	—	—%	(397)	—%	397	NM
Net income (loss)	2,996	3%	23,813	14%	(20,817)	(87)%
Net income (loss) attributable to non-controlling interest	33	—%	84	—%	(51)	NM
Net income (loss) attributable to Core Laboratories N.V.	$2,963	3%	$23,729	14%	$(20,766)	(88)%

Other Data:
Current ratio (1)	0.99:1		1.92:1
Debt to EBITDA ratio (2)	3.09:1		2.29:1
Debt to Adjusted EBITDA ratio (3)	2.49:1		1.81:1

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization and certain non-cash adjustments.

(3)  Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows:  debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Return to Index

	Three Months Ended				Change
	September 30, 2020		June 30, 2020		$	%
REVENUE:
Services	$86,250	82%	$91,009	79%	$(4,759)	(5)%
Product sales	19,132	18%	24,727	21%	(5,595)	(23)%
Total revenue	105,382	100%	115,736	100%	(10,354)	(9)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	63,802	74%	67,054	74%	(3,252)	(5)%
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below*	17,236	90%	23,626	96%	(6,390)	(27)%
Total cost of services and product sales	81,038	77%	90,680	78%	(9,642)	(11)%
General and administrative expense, exclusive of depreciation expense shown below	8,937	8%	9,221	8%	(284)	(3)%
Depreciation and amortization	5,164	5%	5,425	5%	(261)	(5)%
Inventory write-down	—	—%	9,932	9%	(9,932)	NM
Other (income) expense, net	(1,088)	(1)%	3,045	3%	(4,133)	NM
Operating income (loss)	11,331	11%	(2,567)	(2)%	13,898	NM
Interest expense	4,672	4%	3,369	3%	1,303	39%
Income (loss) from continuing operations before income tax expense	6,659	6%	(5,936)	(5)%	12,595	NM
Income tax expense (benefit)	3,663	3%	(261)	—%	3,924	NM
Income (loss) from continuing operations	2,996	3%	(5,675)	(5)%	8,671	NM
Income (loss) from discontinued operations, net of income taxes	—	—%	—	—%	—	NM
Net income (loss)	2,996	3%	(5,675)	(5)%	8,671	NM
Net income (loss) attributable to non-controlling interest	33	—%	41	—%	(8)	NM
Net income (loss) attributable to Core Laboratories N.V.	$2,963	3%	$(5,716)	(5)%	$8,679	NM

Other Data:
Current ratio (1)	0.99:1		1.93:1
Debt to EBITDA ratio (2)	3.09:1		2.82:1
Debt to Adjusted EBITDA ratio (3)	2.49:1		2.21:1

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation and amortization and certain non-cash adjustments.

(3)  Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows:  debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Return to Index

	Nine Months Ended September 30,				Change
	2020		2019		$	%
REVENUE:
Services	$287,226	77%	$359,029	70%	$(71,803)	(20)%
Product sales	86,292	23%	152,403	30%	(66,111)	(43)%
Total revenue	373,518	100%	511,432	100%	(137,914)	(27)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	211,797	74%	262,616	73%	(50,819)	(19)%
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below*	75,052	87%	115,214	76%	(40,162)	(35)%
Total cost of services and product sales	286,849	77%	377,830	74%	(90,981)	(24)%
General and administrative expense, exclusive of depreciation expense shown below	37,725	10%	38,250	7%	(525)	(1)%
Depreciation and amortization	16,030	4%	17,070	3%	(1,040)	(6)%
Impairments and other charges	122,204	33%	—	—%	122,204	NM
Inventory write-down	9,932	3%	—	—%	9,932	NM
Other (income) expense, net	987	—%	2,653	1%	(1,666)	(63)%
Operating income (loss)	(100,209)	(27)%	75,629	15%	(175,838)	NM
Interest expense	11,452	3%	11,102	2%	350	3%
Income (loss) from continuing operations before income tax expense	(111,661)	(30)%	64,527	13%	(176,188)	NM
Income tax expense (benefit)	(644)	—%	(19,467)	(4)%	18,823	(97)%
Income (loss) from continuing operations	(111,017)	(30)%	83,994	16%	(195,011)	NM
Income (loss) from discontinued operations, net of income taxes	—	—%	7,833	2%	(7,833)	NM
Net income (loss)	(111,017)	(30)%	91,827	18%	(202,844)	NM
Net income (loss) attributable to non-controlling interest	157	—%	174	—%	(17)	NM
Net income (loss) attributable to Core Laboratories N.V.	$(111,174)	(30)%	$91,653	18%	$(202,827)	NM

Other Data:
Current ratio (1)	0.99:1		1.92:1
Debt to EBITDA ratio (2)	3.09:1		2.29:1
Debt to Adjusted EBITDA ratio (3)	2.49:1		1.81:1

"NM" means not meaningful
*Percentage based on applicable revenue rather than total revenue
(1) Current ratio is calculated as follows: current assets divided by current liabilities.
(2) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation and amortization and certain non-cash adjustments.

(3)  Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows:  debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

Operating Results for the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019 and June 30, 2020 and for the Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019

Services Revenue

Services revenue is primarily tied to activities associated with the exploration and production of oil, gas and derived products outside the U.S. For the three months ended September 30, 2020, services revenue of $86.3 million decreased year-over-year from $120.8 million for the three months ended September 30, 2019 and decreased sequentially from $91.0 million for the three months ended June 30, 2020. During the third quarter of 2020, crude-oil prices remained relatively consistent and price

Return to Index

fluctuations were less volatile compared to the first six months of 2020. However, the events occurring during first and second quarters of 2020 associated with COVID-19 pandemic and global government mandated shut-downs, home sheltering and social distancing policies have caused a significant decline in the demand for crude oil and associated products. This resulted in decreased and disrupted activity by our clients and disruptions to our revenue generating operational activities leading to a sharp decrease in service revenue in both the U.S. and international markets, disruptions to the markets outside the U.S. onshore during the first three quarters of 2020. These events as well as several tropical storms disrupting activity in the Gulf of Mexico, during the most recent quarter of 2020 caused services revenue to continue to decline in the three months ended September 30, 2020 when compared to the three months ended June 30, 2020. The COVID-19 pandemic has resulted in a delay of work performed for projects within the offshore and international markets. The decline in the demand for crude oil resulted in a more severe decrease of activity in the U.S. onshore market, which is expected to be depressed for a longer term.

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

Product Sales Revenue

Product sales revenue has shifted in 2020 and become more tied to the completion of wells in North America and the U.S. onshore market have decreased in excess of 70% as compared to 2019. Additionally, our laboratory instrumentation and equipment are sold primarily to universities and oil companies across the globe. For the three months ended September 30, 2020, product sales revenue, of $19.1 million decreased 63% year-over-year from $52.4 million in the three months ended September 30, 2019 and decreased 23% from $24.7 million for the three months ended June 30, 2020. For the nine months ended September 30, 2020, product sales revenue, of $86.3 million decreased 43% year-over-year from $152.4 million in the nine months ended September 30, 2019. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The average rig count for North America decreased from the three months ended September 30, 2019 to the three months ended September 30, 2020 by over 71% and decreased over 28% from the three months ended June 30, 2020.

Cost of Services, excluding depreciation

Cost of services was $63.8 million for the three months ended September 30, 2020, a 26% decrease compared to $86.2 million in the three months ended September 30, 2019 and a 5% decrease compared to $67.1 million for the three months ended June 30, 2020. Cost of services expressed as a percentage of services revenue increased to 74% for the three months ended September 30, 2020, compared to 71% for the three months ended September 30, 2019 and remained flat from the three months ended June 30, 2020. Cost of services decreased to $211.8 million in the nine months ended September 30, 2020 compared to $262.6 million in the nine months ended September 30, 2019. Cost of services expressed as a percentage of services revenue slightly increased to 74% for the nine months ended September 30, 2020 compared to 73% for the nine months ended September 30, 2019. The decrease in cost of services during the three and nine months ended September 30, 2020 was primarily due to compensation and related charges associated with cost reduction initiatives implemented in 2020.

Cost of Product Sales, excluding depreciation

Cost of product sales of $17.2 million for the three months ended September 30, 2020 decreased when compared to $39.8 million for the three months ended September 30, 2019 and $23.6 million for the three months ended June 30, 2020. Cost of product sales of $75.1 million in the nine months ended September 30, 2020 decreased when compared to $115.2 million in the nine months ended September 30, 2019. Given product sales are primarily associated with our Production Enhancement segment and the North American market, cost of sales are impacted by decreased activities associated with clients operating in these segments and geographic markets. Cost of product sales expressed as a percentage of product sales revenue for the three months ended September 30, 2020 was 90% compared to 76% for the three months ended September 30, 2019 and 96% for the three months ended June 30, 2020. Cost of product sales expressed as a percentage of product sales revenue was 87% for the nine months ended September 30, 2020, compared to 76% for the nine months ended September 30, 2019. Higher cost of

Return to Index

product sales as a percentage of products sales revenue in the three and nine months ended September 30, 2020 was primarily due to absorbing fixed costs against a decreased revenue base. The improvement in the three months ended September 30, 2020 as compared to the three months ended June 30, 2020, was associated with the expansion and implementation of cost reduction initiatives.

General and Administrative Expense

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended September 30, 2020 was $8.9 million compared to $11.0 million and $9.2 million for the three months ended September 30, 2019 and June 30, 2020, respectively. The variances are primarily due to changes in compensation expense during those periods.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2020 was $5.2 million compared to $5.7 million and $5.4 million for the three months ended September 30, 2019 and June 30, 2020, respectively.

Impairments, inventory write-down and other charges

During the nine months ended September 30, 2020, the events associated with the global spread of COVID-19, and the resulting sharp decrease in the price of crude oil, which caused a sharp decrease in the consumption and demand for crude oil, led to a triggering event in March 2020. In response to the triggering event, the Company updated its analysis associated with future cash flows and the valuation of assets and potential impairment of goodwill and intangible assets. Our updated analysis resulted in the Company recording a charge of $114.0 million for impairment of goodwill and $8.2 million for impairments to intangible assets in March 2020 in our Production Enhancement segment. In addition, in June 2020, we recorded a charge of $9.9 million associated with inventory obsolescence and a valuation write-down related to our Production Enhancement segment.

During the three months ended June 30, 2020 and September 30, 2020, respectively, we determined that there were no triggering events which require the Company to perform further impairment assessment for any of its reporting units.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Gain on sale of assets	$(206)	$(151)	$(556)	$(458)
Results of non-consolidated subsidiaries	33	(96)	(176)	(193)
Foreign exchange	982	570	308	389
Rents and royalties	(114)	(134)	(356)	(727)
Employment related charges	—	—	—	2,866
Return on pension assets and other pension costs	(161)	(232)	(468)	(714)
Gain on sale of business	—	(58)	—	(1,154)
Curtailment	—	—	(1,034)	—
Cost reduction and other charges	—	—	3,943	2,977
Loss (recovery) on lease abandonment	(122)	—	504	—
Rebates and other credits	(763)	—	(763)	—
Other, net	(737)	(611)	(415)	(333)
Total other (income) expense, net	$(1,088)	$(712)	$987	$2,653

Return to Index

We recorded cost reduction and other charges associated with severance expense for reductions in our workforce of $3.9 million for the nine months ended September 30, 2020, and $3.0 million for the nine months ended September 30, 2019.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Gains) losses by currency	2020	2019	2020	2019
British Pound	$361	$163	$373	$341
Canadian Dollar	106	197	410	285
Euro	682	18	594	20
Other currencies, net	(167)	192	(1,069)	(257)
Total (gain) loss, net	$982	$570	$308	$389

Interest Expense

Interest expense for the three months ended September 30, 2020 was $4.7 million compared to $3.7 million and $3.4 million for the three months ended September 30, 2019 and June 30, 2020, respectively. Interest expense for the nine months ended September 30, 2020 was $11.5 million compared to $11.1 million for the nine months ended September 30, 2019. The variances are primarily due to changes in the interest rate associated with aggregated variable rate debt in the respective quarters. During the three months ended September 30, 2020, the Company incurred approximately $1.5 million in professional fees and expenses associated with the evaluation of various corporate debt issuances and/or debt refinancing opportunities. These corporate finance and capital structure costs were expensed immediately and classified as interest expense.

Income Tax Expense

The Company recorded an income tax expense of $3.7 million and benefit of $0.6 million for the three and nine months ended September 30, 2020 compared to income tax expense of $3.3 million and an income tax benefit of $19.5 million for the three and nine months ended September 30, 2019. The effective tax rate for the three and nine months ended September 30, 2020 were 55% and 0.6%. The effective tax rate for the three and nine months ended September 30, 2019 were 12.1% and (30.2%). The income tax benefit for the nine months ended September 30, 2020, was primarily impacted by the impairment of goodwill, intangible assets and other charges recorded during these periods, which were largely not deductible for tax purposes. Tax benefit for the nine months ended September 30, 2019 includes a net tax benefit of $58.5 million which resulted from a corporate restructuring in the first quarter of 2019 and tax expense of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested, each of which was a discrete item in the first quarter of 2019.

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

See Note 18, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies improving reservoir performance and increasing the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

Return to Index

	Three Months Ended September 30,		2020/2019		Three Months Ended June 30,	Q3 / Q2
	2020	2019	$ Change	% Change	2020	$ Change	% Change
Revenue:
Reservoir Description	$80,060	$109,339	$(29,279)	(27)%	$88,442	$(8,382)	(10)%
Production Enhancement	25,322	63,861	(38,539)	(60)%	27,294	(1,972)	(7)%
Consolidated	$105,382	$173,200	$(67,818)	(39)%	$115,736	$(10,354)	(9)%
Operating income (loss):
Reservoir Description	$11,022	$18,835	$(7,813)	(42)%	$13,534	$(2,512)	(19)%
Production Enhancement	(321)	11,456	(11,777)	NM	(16,324)	16,003	(98)%
Corporate and Other[1]	630	916	(286)	NM	223	407	NM
Consolidated	$11,331	$31,207	$(19,876)	(64)%	$(2,567)	$13,898	NM
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
Revenue:
Reservoir Description	$271,203	$318,280	$(47,077)	(15)%
Production Enhancement	102,315	193,152	(90,837)	(47)%
Consolidated	$373,518	$511,432	$(137,914)	(27)%
Operating income (loss):
Reservoir Description	$35,618	$40,892	$(5,274)	(13)%
Production Enhancement	(137,944)	31,792	(169,736)	NM
Corporate and Other[1]	2,117	2,945	(828)	NM
Consolidated	$(100,209)	$75,629	$(175,838)	NM
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment of $80.1 million for the three months ended September 30, 2020 decreased from $109.3 million and $88.4 million for the three months ended September 30, 2019 and the three months ended June 30, 2020, respectively. Revenue from the Reservoir Description segment of $271.2 million for the nine months ended September 30, 2020 decreased 15% from $318.3 million for the nine months ended September 30, 2019. Reservoir Description operations are heavily exposed to international and offshore activity levels, including the existing producing fields across the globe, with approximately 80% of its revenue sourced from producing fields and development projects outside the U.S. Year-over-year financial performance in this segment is a result of delayed progress on international and offshore projects by clients due to disruptions associated with the COVID-19 pandemic and a lower crude-oil price market. During the three months ended September 30, 2020, crude-oil prices were less volatile and averaged between $40 - $43 per barrel as compared to the previous quarter. We continue to focus on large-scale core analysis and reservoir fluids characterization studies in the Asia-Pacific region, offshore Europe and Africa, offshore South America, North America, and the Middle East as well as both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid laboratory in Doha, Qatar earlier this year, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as the expansion of the North Gas Field in Qatar.

Operating income of $11.0 million for the three months ended September 30, 2020 decreased 42% year-over-year compared to $18.8 million for the three months ended September 30, 2019, and 19% sequentially compared to $13.5 million for the three months ended June 30, 2020. The decrease in operating income sequentially for the three months ended September 30, 2020

Return to Index

was primarily due to lower activity levels arising from delays in international and offshore projects. Operating income for the nine months ended September 30, 2020 of $35.6 million decreased 13% compared to $40.9 million for the nine months ended September 30, 2019 and was primarily due to lower activity levels, partially offset by lower compensation expenses resulting from cost reduction plans implemented in 2020.

Operating margins were 14% for the three months ended September 30, 2020, which decreased from 17% and 15% for the three months ended September 30, 2019 and for the three months ended June 30, 2020, respectively. The lower margin was primarily as a result of reduced productivity of workflows in our laboratories as a result of further delays in certain international and offshore projects due to disruptions associated with the COVID-19 pandemic. For the nine months ended September 30, 2020, operating margins were 13% comparable to the same period in 2019, as the lower revenue in 2020, was offset by lower compensation expenses and other charges associated with cost reduction initiatives.

Production Enhancement

Revenue from the Production Enhancement segment, was $25.3 million for the three months ended September 30, 2020, a decrease of 60% year-over-year from $63.9 million for the three months ended September 30, 2019 and decreased 7% sequentially compared to $27.3 million for the three months ended June 30, 2020. Revenue from the Production Enhancement segment was $102.3 million for the nine months ended September 30, 2020, a decrease of 47% year-over-year from $193.2 million for the nine months ended September 30, 2019. Production Enhancement operations are largely focused on complex completions in unconventional tight-oil reservoirs in the U.S. as well as conventional projects across the globe. The significant decrease in the price of and demand for crude oil associated with the events caused by the COVID-19 pandemic, which began in March 2020 and continued through the second and third quarters of 2020, has resulted in a much lower level of drilling and well completion activity in the U.S. onshore market. The average rig count for North America decreased 71% year-over-year as compared to the three months ended September 30, 2019 and decreased 28% sequentially from the three months ended June 30, 2020. Delays in air and vessel cargo transit and dislocation in other parts of the global supply chain have resulted in disruptions to our clients’ projects and temporary delay of shipments of our products to international markets. Notwithstanding the industry downturn, our clients remain focused on using technological solutions for their projects to optimize and improve daily production and estimated ultimate recovery from their reservoirs. We continue to develop new technologies and benefit from our clients' acceptance of new services and products which were led by the HERO® PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies.

Operating loss of $0.3 million for the three months ended September 30, 2020 as compared to operating income of $11.5 million for the three months ended September 30, 2019, was primarily due to significant lower activity levels in the U.S. onshore market as the result of the factors described above. The improvement compared to the operating loss of $16.3 million for the three months ended June 30, 2020, was primarily due to the absence of charges for inventory obsolescence and valuation write-down of $9.9 million, and severance expense associated with cost reduction initiatives of $1.3 million recorded in the three months ended June 30, 2020. Additionally, the cost reduction plans established earlier in 2020 were more fully implemented and realized during the three month periods ended September 30, 2020. Operating loss for the nine months ended September 30, 2020 of $137.9 million, was primarily impacted by a charge of $122.2 million for impairment of goodwill and intangible assets, inventory obsolescence and valuation write-down of $9.9 million and total severance expense of $2.6 million recorded during this period, as compared to year-over-year operating income of $31.8 million for the nine months ended September 30, 2019.

Operating margins for the three months ended September 30, 2020 were (1%), as compared to 18% in the three months ended September 30, 2019, and (60%) in the three months ended June 30, 2020. The negative operating margins in the second and third quarter of 2020 were primarily due to lower revenue and the charges recorded as described above.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance

Return to Index

operating needs, capital expenditures, our dividend and share repurchase program. Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and the ability to issue additional equity and debt, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividend payments and future acquisitions. The Company will continue to monitor and evaluate the availability of debt and equity markets.

In response to market conditions, Core Lab’s Supervisory Board approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow on debt reduction. In March 2020, the Company enacted cost control plans and expanded these initiatives in June of 2020, which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to approximately $11 million - $12 million, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions include reductions in workforce and reduction of senior executive and employee compensation. Although activities have declined in the third quarter of 2020 due to the factors discussed above, this decline has been partially offset by the effectiveness of the Company’s cost control initiatives. On June 22, 2020, also in response to market conditions, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement, dated as of June 19, 2018 (as amended, the “Credit Facility”). The Amendment provides, among other things, an increase to the maximum leverage ratio permitted under the Credit Facility for certain periods. See Note 6, Long-Term Debt, Net, for additional information. Additionally, on October 16, 2020, the Company entered into an agreement to issue $60 million in notes (the “2020 Senior Notes”) in a private placement, which are scheduled to be issued and funded at the closing January 12, 2021. The Company intends to use the net proceeds from the 2020 Senior Notes to reduce outstanding debt under the Company’s Credit Facility, which will increase the available borrowing capacity and liquidity for Core Lab. We intend to maintain sufficient borrowing capacity under the Credit Facility to both retire the maturing debt obligations in September 2021, and provide additional liquidity, should the company require it for other purposes. See Note 6, Long-Term Debt, Net for additional information.

We are a Netherlands holding company, and therefore we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2020, $8.9 million of our $15.1 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

	Nine Months Ended September 30,		2020/2019
	2020	2019	% Change
Cash flows provided by/(used in):
Operating activities	$69,714	$68,225	2%
Investing activities	(9,530)	(543)	NM
Financing activities	(56,130)	(67,670)	17%
Net change in cash and cash equivalents	$4,054	$12	NM

Cash flows provided by operating activities for the nine months ended September 30, 2020 compared to the same period in 2019 reflect a small increase, which is the result of lower net income, but offset by cash generated from lower levels of working capital.

The decrease in cash flows used in investing activities during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to $17.8 million of proceeds from the sale of businesses in 2019, offset by the lower capital expenditure of $8.6 million as compared to $17.5 million for the nine months ended September 30, 2019.

Return to Index

Cash flows used in financing activities for the nine months ended September 30, 2020 decreased compared to the same period in 2019. Cash was used to reduce debt by $41.0 million during the nine months ended September 30, 2020, as compared to an increase in debt of $7.0 million during the same period in 2019.

During the three and nine months ended September 30, 2020, we repurchased 7,500 and 55,000 of our common shares for an aggregate purchase price of $0.2 million and $1.6 million, respectively.

During the nine months ended September 30, 2020, we used $12.0 million to pay dividends, as compared to the $73.2 million paid for the same period in 2019.

We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with GAAP (in thousands):

	Nine Months Ended September 30,		2020/2019
	2020	2019	% Change
Free cash flow calculation:
Net cash provided by operating activities	$69,714	$68,225	2%
Less: cash paid for capital expenditures	(8,578)	(17,537)	(51)%
Free cash flow	$61,136	$50,688	21%

Although revenue and earnings have decreased significantly in 2020 as compared to 2019, free cash flow has increased for the nine months ended September 30, 2020 compared to the same period in 2019. The increase in free cash flow was primarily attributable to cash generated from reduced working capital and lower capital expenditures in 2020.

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

On June 22, 2020, we entered into the Amendment to the Seventh Amended and Restated Credit Agreement, dated June 19, 2018. The Amendment increases the maximum leverage ratio permitted under the Credit Facility for certain periods. Pursuant to the terms of the Amendment, the maximum leverage ratio permitted under the Credit Facility is as follows:

Quarter ending	Maximum leverage ratio permitted
June 30, 2020	3.00
September 30, 2020	3.00
December 31, 2020	3.00
March 31, 2021	3.00
June 30, 2021	3.00
September 30, 2021	2.75
December 31, 2021 and thereafter	2.50

Return to Index

Moreover, the Amendment modified the range of variable interest rates that the Credit Facility may bear to be a range from LIBOR plus 1.500% to LIBOR plus 2.875%, and included the addition of a LIBOR floor of 0.50%. The Amendment, also reduced the aggregate borrowing capacity under the Credit Facility to $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $13.3 million at September 30, 2020, resulting in an available borrowing capacity under the Credit Facility of $95.7 million. In addition to indebtedness under the Credit Facility, we had $6.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as at September 30, 2020.

The Credit Facility remains unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

During the three and nine months ended September 30, 2020, in connection with executing the Amendment, we recorded an additional expense of $0.0 million and $0.3 million, respectively, associated with unamortized debt issuance cost.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters.  The Credit Facility and Senior Notes each include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.49, and our interest coverage ratio is 5.39, each for the period ended September 30, 2020. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Our parent, Core Laboratories N.V., together with certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

We entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.5% through August 29, 2024, and under the second swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 1.3% through February 28, 2025. See Note 16, Derivative Instruments and Hedging Activities for additional information.

Subsequent to the three months ended September 30, 2020, on October 16, 2020, we, along with Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2020 Senior Notes”). The 2020 Senior Notes are scheduled to be issued and funded on January 12, 2021. Series A of the 2020 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2020 Senior Notes consists of $15 million in aggregate principal amount that bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2020 Senior Notes is payable semi-annually on June 30 and December 30, commencing on June 30, 2021. See Note 6, Long-Term Debt, Net for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2019 Annual Report.

Return to Index

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2019 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8 to our Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations.

As of September 2020, the vast and accelerated spread of the COVID-19 virus has resulted in significant disruptions to the global economy. The retraction and, in some instances shutting-down of certain countries or regions has and will continue to have a very significant impact to both international and domestic organizations. Core Laboratories is considered an essential business associated with the energy industry, and thus operations have continued throughout the pandemic mitigation actions across the globe. The events and impact to the global economy associated with COVID-19 have resulted in an elevated level of risk for several of the topics described in the “Item 1A - Risk Factors" in our 2019 Annual Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
July 1 - 31, 2020 (1)	3,012	$20.36	—	4,167,627
August 1 - 31, 2020 (1)	4,488	$21.33	—	4,178,069
September 1 - 30, 2020	—	$—	—	4,178,069
Total	7,500	$20.94	—

(1)

During the three months ended September 30, 2020 7,500 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

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

(3)	We distributed 24,929 treasury shares upon vesting of stock-based awards during the three months ended September 30, 2020.

Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
10.1	-

Amendment No. 1 to Credit Agreement, by and among Core Laboratories N.V., Core Laboratories (U.S.) Interests Holding, Inc., and the lenders party thereto and Bank of America, N.A., as administrative agent, dated June 22, 2020

Form 8-K, June 23, 2020 (File No. 001-14273)
10.2	-

Note Purchase Agreement, by and among Core Laboratories (U.S.) Interests Holdings, Inc., as issuer, Core Laboratories N.V., as parent guarantor, and the purchasers party thereto, dated October 16, 2020

Form 8-K, October 16, 2020 (File No. 001-14273)
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

CORE LABORATORIES N.V.

Date:	October 22, 2020	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index