Form 10-K
period 2020-12-31
CORE LABORATORIES N V
filed 2021-02-08
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-14273

CORE LABORATORIES N.V.

(Exact name of registrant as specified in its charter)

The Netherlands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Van Heuven Goedhartlaan 7 B
1181 LE Amstelveen
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐  No  ☒

As of June 30, 2020, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $886,307,680.

As of February 4, 2021, the number of common shares outstanding was 44,573,622.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CORE LABORATORIES N.V.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

In a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment. We completed the divestment of this business in 2019 and concluded the final adjustment to the purchase agreement in 2020; the disclosure relating to the divestment of this business is included in Note 20 - Discontinued Operations of the Notes to the Consolidated Financial Statements in Part IV of this Form 10-K (“Notes to the Consolidated Financial Statements”). All prior period income statements have been adjusted to reclassify amounts related to this business to discontinued operations to conform to current period presentation. All disclosures on operating income and net income within these statements reflect the results from continuing operations for all periods presented. These reclassifications had no impact on the reported net income attributable to Core Laboratories N.V., financial position or cash flows for any of these prior periods.

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

We operate our business in two reporting segments. These complementary segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. Disclosure relating to the operations and financial information of these business segments is included in Note 21 - Segment Reporting and Other Disaggregated Information of the Notes to the Consolidated Financial Statements.

•

Reservoir Description: Encompasses the characterization of petroleum reservoir rock, and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory equipment.

•

Production Enhancement: Includes services and manufactured products relating to reservoir well completions, perforations, stimulation and production. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

We offer our services worldwide through a global network of offices. Services accounted for 77%, 71% and 69% of our revenue from continuing operations for the years ended December 31, 2020, 2019 and 2018, respectively.

We manufacture products primarily in five facilities for distribution on a global basis. Product sales accounted for 23%, 29% and 31% of our revenue from continuing operations for the years ended December 31, 2020, 2019 and 2018, respectively.

Reservoir Description

Commercial oil and gas fields consist of porous and permeable reservoir rocks that contain crude oil, natural gas and formation water. Due to the density differences of the fluids, natural gas typically caps the field and overlies an oil layer, which overlies the water. We provide services that characterize the porous reservoir rock, all three reservoir fluids and their derived products. Services relating to these fluids include determining the quality and measuring the quantity of the reservoir fluids and their derived products. This includes determining the value of different crude oil and natural gases by analyzing the individual components of complex hydrocarbons. We measure reservoir hydrocarbons at reservoir conditions to determine the changes in their physical properties with changing pressure and temperature. The number of pressure-volume-temperature ("PVT") related projects, has been increasing for the last several years, and reservoir fluid analyses now contribute approximately 60% of Reservoir Description revenue.

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

DECT, when combined with Continuous Dual Gamma and Scanning X-ray Fluorescence (“CS-XRF”), allows Core Lab to assess continuous high-resolution elemental composition of the cored intervals. A proprietary formation-specific “inversion” technique can be used to convert the detailed elemental composition to a continuous mineral log enabling us to generate detailed lithologic descriptions of the reservoir and to perform a comprehensive reservoir characterization.

Core Lab conducts a wide variety of physical laboratory measurements to measure and evaluate fluid flow through the rock, often at in-situ reservoir temperatures and pressures. These are most commonly applied to conventional reservoirs. We have also developed unique analytical processes to understand the flow characteristics and saturation profiles of unconventional reservoir systems including (1) High Frequency Nuclear Magnetic Resonance measurements to gain insights into movable vs.

non-movable fluid saturations of these complex systems; and (2) Enhanced Oil Recovery of shale reservoirs by evaluating the effectiveness of gas cycling in nano-pore structures to significantly increase long-term production rates and volumes.

Core Lab has been at the forefront of digital transformation technologies for more than two decades.  Core Lab’s extensive, proprietary databases and analog technologies, coupled with artificial intelligence (“AI”) and machine learning, help our clients improve efficiencies and lower operating costs throughout the upstream value chain. The analysis and integration, of these critical datasets is enhanced because of Core Lab’s proprietary RAPIDTM database. Core Lab’s proprietary World Wide Rock CatalogTM provides a database and analog reference set for predicting properties when physical measurements are unavailable.

Core Lab’s Digital Innovation Group integrates results and interpretations into a comprehensive, web-enabled platform, RAPIDTM, for client access. This allows our clients to gain insight into their core intervals at an accelerated pace, for both non-invasive technologies as well as time-honored physical laboratory measurements. Through this integrated visually interactive platform, key reservoir performance indicators are presented, evaluated and shared within client workgroups.

During 2020, Core Lab’s Digital Innovation Group worked collaboratively with multiple international and national oil companies on projects that utilize several of Core Lab’s proprietary digital technologies and services. Core Lab’s proprietary Advanced Rock Typing technology combines Core Lab’s vast, comprehensive database of physical measurements, and World Wide Rock CatalogTM with its proprietary image acquisition technology and innovative AI image recognition. These technologies provide clients with analog data sets in situations where acquisition of new conventional core may not be possible. High-resolution images of wellbore cuttings and sidewall cores are quickly and efficiently matched with analogs from Core Lab’s proprietary database of samples from around the world. Physically measured data sets from the matching analogs are delivered to our clients in time to make appraisal and development decisions.

Core Lab also applies its rock fluid and data analytical capabilities to CO2 and other gas and liquid projects. These projects may be for enhanced oil recovery in mature fields, or for CO2-Carbon Capture and Sequestration projects.

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

While recognizing the need to optimize the logistical chain of our clients, from producing well to retail sales of petroleum products, a state-of-the-art IT platform CONNECT: was launched to efficiently acquire our field data, laboratory analysis, optimize workflows and any other observations relevant to our client base. The system is designed for single data entry, and that data can be used for further analysis and, more importantly, be shared with our clients by process flow dashboards with key performance indicators. The system can also share real-time data on mobile devices, enabling our clients to make quick decisions. This methodology of sharing data has been embraced by an increasing number of clients, as it has not only saved them costs, but, more importantly, the data can be used for trend analysis in many ways, such as the ability to forecast bottlenecks, thus eliminating waste and increasing efficiency. Two experience centers have been set up, in the U.S. and Europe, where our clients can get acquainted with optimizing the flow of business as well as our advanced systems for data analysis. All initiatives are meant to increase efficiency and add value to our client base. All data is being made available through dashboard technology, which for internal purposes is being used to measure the efficiency of workflows throughout the organization.

Further development continues in 2021, new modules continue to be added to our suite of IT platforms that enhance the distribution chain of our customers, with similar structure of using dashboard technology, enabling the customer to monitor live progress as well as operational data.

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

These industry consortium projects provide critical reservoir information to a broad spectrum of clients in a cost effective manner. These studies focus on regions of client interest across the globe, and include both conventional and unconventional reservoir targets. Studies often run for several years and new studies are initiated in response of current or upcoming client activity in a region. Core Lab retains rights of ownership to complete joint industry projects studies, which can be resold at a later date. Many of them examine unconventional reservoirs, particularly in the US and Canada. For example, our Permian

Basin study evaluates the petrophysical, geochemical, completion and production characteristics of this very active play in West Texas. Our clients use this information, not only to improve their drilling and production activities, but also to evaluate potential acquisition and divestiture opportunities.

Production Enhancement

We provide products and diagnostic services to help optimize well completions, reservoir operations and field development strategies in order to increase recoverable reserves in the most efficient way. Our product offerings focus on perforating technologies to establish communication between the wellbore and the reservoir. Our diagnostic services are used to access well completions and field floods. Two production enhancement methods commonly used are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding a reservoir with water, carbon dioxide, nitrogen or hydrocarbon gases to drive more oil and gas to the producing wellbores. Many oilfields today are hydraulically fractured and/or flooded to maximize oil and gas recovery. Although Core Lab is not a hydraulic fracturing company, we do provide services that are used by others to develop and optimize hydraulic fracturing and field flood projects and to evaluate the success of those projects. Our services, products and expertise play a key role in the success of both methods.

The hydraulic fracturing of a producing formation is achieved by pumping a fluid slurry containing a proppant material into the reservoir zone at extremely high pressures. This fractures the rock and the proppant material "props" or holds the fractures open after the pressure pumping is complete so that reservoir fluids can flow to the production wellbore. Data on rock type and strength generated in our Reservoir Description segment are critical for determining the proper design of the hydraulic fracturing job. In addition, our testing indicates whether the fluid slurry is compatible with the reservoir rock so that damage does not occur that would otherwise restrict production. We also provide testing of various propping agents and software to help pick the best proppant based on net present value calculations of client investments. Our proprietary and patented ZERO WASH® tracer technology is used to determine cluster efficiency and ensure maximum stimulated reservoir volume and increased ultimate recovery.

SPECTRACHEM®, a chemical frac water tracer, is another proprietary and patented technology developed for optimizing hydraulic fracture performance. SPECTRACHEM® is used to aid operators in determining the efficiency of the fracture fluids used. SPECTRACHEM® tracers allow operators to evaluate the quantity of fracture fluid that returns to the wellbore during the clean-up period after a hydraulic fracturing event. This technology also allows our clients to evaluate load recovery, gas breakthrough, fluid leak-off and breaker efficiency, all of which are important factors for optimizing oil and/or natural gas production after the formation is hydraulically fractured.

The SPECTRACHEM® service is used for determining the effectiveness and efficiency of the hydraulic fracture stimulation of long, multi-stage horizontal wells in oil- and gas-shale plays in unconventional reservoirs. SPECTRACHEM® data sets are used to determine how each frac stage is flowing. Frac stages with ineffective flows may warrant further stimulation, remedial actions and guide improvements on future frac designs.

During 2020, our engineers developed and introduced a new application for our proprietary SPECTRACHEM ® to determine whether horizontal wells are unobstructed and flowing through the entire length of a lateral well.  Leveraged by operators in the Permian, Eagle Ford, and Haynesville, this technology can identify wellbore obstructions, often caused by inter-well communication or dissolvable plug remnants.  By applying this technology, our clients can identify and remediate well obstructions that can negatively impact well performance, reserve calculations and reserve-based lending.

Our unique completion monitoring system, COMPLETION PROFILER™, helps to determine flow rates from reservoir zones after they have been hydraulically fractured. This provides our clients with a baseline of early production information and can be compared to subsequent images later in the life of the well to see how hydrocarbon production from different reservoir layers or different quality rock varies over time.

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

FLOWPROFILERTM technology employs a unique hydrocarbon-soluble tracer and water-soluble tracer introduced into specific and isolated stages via the stimulating proppant stream. The hydrocarbon-soluble tracers are absorbed by the crude oil and gas associated with each stage, while the water-soluble tracer remains in the stimulation fluid. When the well is flowed, oil, gas and water samples are collected and analyzed in the laboratory to identify and quantify oil or gas flows from each stage as well as the cleanup of the stimulation fluid. Stages not at optimum flow rates can be identified, precipitating remedial efforts to increase flow and recovery rates, and providing valuable insight for future wells. This service is being used to monitor offset well interference by sampling offset well oil, gas and water production. The amount of tracer detected in offset wells is being used to help our clients optimize both lateral and vertical well spacing and the amount of fracturing fluids for each stage.

We continue to see broadening acceptance of FLOWPROFILERTMEDS, a proprietary technology, which is an engineered delivery system ("EDS"). The break-through EDS technology delivers time-released diagnostics for evaluating the crude-oil flow from each stage of a hydraulically fractured completion. This technology comprises proprietary 40/70 or 100 mesh particles, chemically engineered to bond specifically with our proprietary oil tracers. This allows for precise placement of tracers in the propped fracture providing accurate identification of oil production by stage. Crude-oil production by stage is determined by using this Core Lab-developed technology that enables the diagnostic tracer to be absorbed and chemically-bonded to durable, proppant-size particles that accompany the frac sand. The tracer will release from the engineered particles once they contact the reservoir's crude oil, enabling Core Lab to assess which stages are contributing to crude-oil production.

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

In addition to Core Lab's many patented reservoir diagnostic technologies, Production Enhancement has established itself as a global leader in the manufacturing and distribution of high-performance perforating products. Core Lab's unique understanding of complex reservoirs supports our ability to supply perforating systems engineered to maximize well productivity by reducing, eliminating and overcoming formation damage caused during the drilling and completion of oil and gas wells. This "systems" approach to the perforation of an oil or gas well has resulted in numerous patented products.

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

HEROTMPerFRAC leverages the HEROTM technology. In addition to the benefits of HEROTM technology, HEROTMPerFRAC charges are designed specifically for optimizing fracture stimulation well completions by providing a uniform hole size which minimizes tortuosity effects. This results in less required surface horsepower and less time which both translate into lower costs needed to complete the fracturing operation. In addition to optimizing stimulation operations with faster, lower cost programs, well production is also enhanced by not only the better well stimulations but the improved near debris free perforation tunnels as the well fluids come back into the casing from the rock. Core Lab's manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

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

Core Lab acquired Guardian Global Technologies Ltd. ("Guardian") in 2018. Based in Pyle, Wales, Guardian is a technologically sophisticated designer and manufacturer of downhole instrumentation utilized by international oil and gas operators for well completions. Guardian’s proprietary downhole energetic solutions are designed to systemize, simplify, automate, and de-risk the deployment of perforating systems. The Ballistics Delivery System (“BDSTM”) provides a unique range of perforating tools and equipment, which have been developed to provide a number of advantages over existing technology. The BDSTM tools facilitate perforation accuracy while addressing wellbore assurance concerns and optimizing safety, thus alleviating some of the challenges encountered when perforating. It also assists with issues incurred with high underbalanced perforating, running heavy/long assemblies, oriented perforating, depth control, reduction in fishing risk, and acquiring wellbore pressure data as guns fire. Core Lab’s BDS TM and the Addressable Fire Switch are key differentiators of Core Lab’s preassembled GoGunTM Adaptive Perforating System. The GoGunTM Adaptive Perforating System provides an open architecture design. This allows for optimal utilization of perforating energetics and, importantly, the onsite flexibility of altering completion designs for greater wellsite efficiency and improved Stimulated Reservoir Volume.

During 2020, Core Lab introduced its next generation, best-in-class, HERO®PerFRAC energetic technology, which is now available in combination with the new, patent pending Oriented GoGun™. This new offering provides our clients with a technological solution for achieving: 1) extreme limited entry perforating capability, 2) precisely aligned perforations, and 3) minimized connections and completion string length.  Casing erosion around perforations can occur when stimulating unconventional reservoirs.  Larger perforating holes preferentially increase in size and take more frac fluid, robbing stimulation from smaller perforating holes, which results in inconsistent breakdown of the formation. The consistent-sized holes generated by the latest HERO®PerFRAC charges reduce this problem.  Core Lab partnered with major U.S. operators to design custom, consistent-hole-size charges that can be aligned in a specific orientation in order to achieve uniform breakdown across each stage. By eliminating the need for reusable orientation subassemblies, the Oriented GoGunTM minimizes the number of connections and saves time at the wellsite by not having to recapture and redress the orienting subs.

Core Lab’s Production Enhancement segment commissioned a cutting-edge, Reservoir Optimized Completions Lab (“ROC LabTM”) in Godley, Texas. The ROC LabTM is designed to determine the best energetic solutions for a specific rock type, to maximize productivity of an operator’s reservoir. The ROC LabTM features an industry-leading, Ultra High Pressure/High Temperature perforation test vessel. The test vessel is paired with a proprietary flow system that uses highly specialized, internally developed and manufactured pumps and flow controllers. Combined, these technologies create a proprietary flow loop capable of dynamically displacing oil, brine and gas through rock samples that have been perforated with preselected energetics. Core Lab leverages its multi-decadel expertise in conducting multi-phase fluid flow tests through porous medium to optimize this technological investment.

Core Lab's Production Enhancement team has experienced technical services personnel to support clients through our global network of offices for the everyday use of our perforating systems and the rapid introduction of new products. Our personnel are capable of providing client training and on-site services in the completion of oil and gas wells. The patented X-SPAN® and GTX-SPAN® casing patches are supported by our technical services personnel. Market applications in Canada's steam-assisted gravity drainage environment have resulted in an upgrade in temperature ratings to as much as 600°F. These systems are capable of performing in high temperature as well as high pressure oil and gas environments and are used to seal non-productive reservoir zones from the producing wellbore.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for 67%, 57% and 54% of our revenue from operations during the years ended December 31, 2020, 2019 and 2018, respectively. We attribute service revenue to the country in which the service was performed rather than where the reservoir or project is located, while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of service revenue performed and recorded in the U.S. that are sourced from projects on non-U.S. oilfields.

The following graphs and table summarize our reported revenue by geographic region for the years ended December 31, 2020, 2019 and 2018:

	United States	Europe/Africa/ Middle East	Asia Pacific	Canada	Former Soviet Union	Latin/ South America	Consolidated
2020	$158,937	$208,862	$44,440	$16,616	$31,498	$26,914	$487,267
2019	$289,173	$223,988	$59,554	$25,240	$36,078	$34,177	$668,210
2018	$324,073	$211,081	$68,641	$34,633	$35,173	$27,245	$700,846

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

Reliance on the Oil and Gas Industry

Our business and operations are substantially dependent upon the condition of the global oil and gas industry. Future downturns in the oil and gas industry, or in the oilfield services business as well as the adoption and implementation of legislation, executive orders, and other regulatory initiatives that seek to combat climate change by restricting fossil fuel activities or the locations in which such activities may be conducted, may have a material adverse effect on our financial position, results of operations or cash flows. This risk factor is perhaps amplified given recent pronouncements and actions taken by the executive and/or legislative branches of the U.S. government in an uncertain and shifting political environment.

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

Human Capital

We are primarily a service provider in the oilfield services industry, so our workforce includes employees who are highly skilled professionals, including engineers and geologists, and other technical personnel, in addition to our administrative employees. As of December 31, 2020, we had approximately 3,700 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Core Lab values its employees and is committed to providing resources that engage employees, enhance their work experience, and develop them for the future. Our Core Values are the framework that unite us on the path toward achieving our goals and propelling Core Lab forward. These values represent and establish the foundation by which we treat each other, conduct our business and simply define “how we do things around here”. By embedding our Core Values into our operating strategies, we ensure that our company culture and mission also drive our ESG sustainability efforts. We engage our employees on our progress and core values that define us as a company. We keep our employees informed of major business developments through CoreConnect, a communication initiative to drive connection and engagement between employees and executive leadership cascaded via extended leadership teams, periodic emails, quarterly newsletters, quarterly reports, and annual events.

To assist in this pledge, Core Lab has created its talent management strategy based on the employee life cycle. To ensure we have a diverse employee population reflective of our communities and client base, we’ve implemented recruiting practices that support and encourage the hiring and retention of diverse talent. Our total rewards approach is aligned to our business strategy and country-specific market influences. We offer competitive compensation and benefit programs in each country where we operate. Our approach not only encompasses competitive compensation and benefits, but also personal and professional growth opportunities within a global performance culture.

We develop our employees through performance management processes, competency-based development plans and training both in leadership and functional areas while also offering educational assistance programs. Our annual performance management cycle is an ongoing process that enables managers and employees to collaborate throughout the year to set performance goals and development objectives that align to business objectives. This process is designed to help employees understand where they add value to the organization, provide focus on and discussion around career aspirations, and reward employees for high performance.

We promote a culture-centric focus on the health and safety of our employees and the environment with a pro-active approach towards identifying and managing risks through recognition, evaluation, and education. We empower our employees by fostering a sense of responsibility for managing their own work environment through open communication, and a management-supported “zero accident” culture.

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

Risk factors associated with the industry in which we operate

Events beyond Core Lab’s control, including a global or domestic health crisis, have resulted and may continue to result in unexpected adverse operating and financial results.

The COVID-19 pandemic has significantly reduced demand for our services, and has had, and is likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows. The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in international and U.S. economic activity. The reduced demand for oil caused by this unprecedented global health and economic crisis, coupled with an oversupply of oil, led to a significant decrease of oil prices in 2020. Government reaction to the pandemic and restrictions and limitations applied by governments, continued

widespread growth in infections, travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of Core Lab’s employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions in Core Lab’s logistics and negatively affect customer relationships as a result. All of these factors may impact the timing of the recognition of revenue and results of operations for a particular quarter.

The extent to which our operating and financial results will continue to be affected by COVID-19 will depend on various factors and consequences beyond our control, which will depend on numerous evolving factors and future developments that it is not able to predict, including, but not limited to, the following:

▪	the length of time that the pandemic continues;
▪	its effect on the demand for oil and natural gas;
▪	the response of the overall economy and the financial markets;
▪	the effect of governmental actions taken in response to the pandemic; and
▪	the speed and effectiveness of responses to combat the virus, including vaccine development and distribution.

Any of those outcomes could have a material adverse effect on Core Lab’s business, financial condition, results of operations and cash flows and could perhaps amplify risk factors described in this Form 10-K.

Any cost reduction initiatives that Core Lab undertakes may not deliver the results it expects, and these actions may adversely affect its business.

In response to the financial risks presented by COVID-19, Core Lab implemented a variety of cost-cutting measures which began in March 2020, continued during the second quarter of 2020 and may need to implement additional cost-cutting measures that may adversely affect its business. These cost-cutting measures have included reductions in the quarterly dividend, base salaries of senior executives and annual capital expenditures, employee furloughs, workforce reductions, among other reductions of corporate and operating costs.

In addition, these initiatives could result in disruptions to Core Lab’s operations. Any cost-cutting measures could also negatively impact Core Lab’s business by delaying the introduction of new products or technologies, interrupting service of additional products, or impacting employee retention. In addition, there can be no assurance that additional costs will not offset any such reductions of its operations. If Core Lab’s operating costs are higher than expected, or if it does not maintain adequate control of its costs and expenses, Core Lab’s results of operations will suffer. If Core Lab is unable to mitigate these or other potential risks related to its cost cutting initiatives, it may disrupt Core Lab’s business or could have a material adverse effect on its financial condition and results of operations.

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

We cannot accurately predict which or what level of our services and products our clients will need in the future. Orders are placed with our suppliers based on forecasts of client demand and, in some instances, we may establish buffer inventories to accommodate anticipated demand. Our forecasts of client demand are based on multiple assumptions, each of which may introduce errors into the estimates. In addition, many of our suppliers require a longer lead time to provide products than our clients’ demand for delivery of our finished products. If we overestimate client demand, we may allocate resources to the purchase of materials or manufactured products that we may not be able to sell when we expect to, if at all. As a result, we could hold excess or obsolete inventory, which would reduce gross margin and adversely affect financial results. Conversely, if we underestimate client demand or if insufficient manufacturing capacity is available, we could miss revenue opportunities and potentially lose market share and damage our client relationships. In addition, any future significant cancellations or deferrals of service contracts or product orders could materially and adversely affect profit margins, increase product obsolescence and restrict our ability to fund our operations.

Risk factors associated with our international presence

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

Although we are a Netherlands company, our assets are located in a variety of countries. In addition, not all members of our Board of Supervisory Directors (the “Supervisory Board”) are residents of the same countries as other supervisory directors. As a result, it may not be possible for you to effect service of process within certain countries upon our supervisory directors, or to enforce against our supervisory directors or use judgments of courts of certain countries predicated upon civil liabilities under a country's federal securities laws. Because there is no treaty between certain countries and the Netherlands providing for the reciprocal recognition and enforcement of judgments, some countries' judgments are not automatically enforceable in the Netherlands or in the United States, where the principal market for our shares is located. In addition, there is doubt as to whether a court in one country would impose civil liability on us or on the members of the Supervisory Board in an original action brought against us or our supervisory directors in a court of competent jurisdiction in another country and predicated solely upon the federal securities laws of that other country.

Risk factors associated with technology advancement

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

Our information technology systems are subject to possible breaches and other threats that could cause us harm. Although we devote significant resources to protect our systems, there can be no assurance that our systems will prevent or limit the effects of cyber-attacks or will be sufficient to prevent or detect, or to avoid a material adverse impact on our systems when such attacks do occur. If our systems for protecting against cyber-attacks prove not to be sufficient, we could be adversely affected by loss or damage of intellectual property, proprietary information, client data, our reputation, interruption of business operations, or additional costs to prevent, respond to, or mitigate cyber-attacks. These risks could have a material adverse effect on our business, results of operations, and financial condition.

Risk factors associated with our supply chain, resources, liquidity and capital management

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

No assurance can be given that we will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to service and repay our indebtedness or to fund our other liquidity needs. If we are unable to satisfy our debt obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our indebtedness, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot assure that any refinancing or debt restructuring would be possible or, if possible, would be completed on favorable or acceptable terms, that any assets could be sold or that, if sold, the timing of the sales and the amount of proceeds realized from those sales would be favorable to us or that additional financing could be obtained on acceptable terms.

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

Risk factors associated with the health, safety and the environment

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

If new or more stringent federal, state or local legal restrictions related to the hydraulic fracturing process are adopted in areas where our exploration and production clients’ operate, those clients could incur potentially significant added costs to comply with such requirements and experience delays, curtailment or cancellation in the pursuit of exploration, development or production activities, which could reduce demand for our products and services.

Climate change continues to attract considerable public, political and scientific attention in the United States and in foreign countries. As a result, numerous regulatory initiatives have been made, and are likely to continue to be made, at the international, national, regional and state levels of government to monitor and limit existing emissions of greenhouse gases as well as to restrict or eliminate such future emissions.

See "Environmental and Occupational Safety and Health Regulations", under Item 1 of this Form 10-K for further discussion on environmental and worker safety and health matters.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 2.5 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.5 million square feet and own approximately 1.0 million square feet. We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Aberdeen, Scotland; Abu Dhabi, United Arab Emirates; Calgary, Canada; Houston, Texas; Kuala Lumpur, Malaysia; and Rotterdam, The Netherlands. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, our more significant manufacturing facilities are located in Godley, Texas, Red Deer, Alberta, Canada and Pyle, Wales which are included in our Production Enhancement business segment. Our facilities are adequate for our current operations; however, expansion into new facilities or the replacement or modification of existing facilities may be required to accommodate future growth.

ITEM 3. LEGAL PROCEEDINGS

See Note 12 - Commitments and Contingencies of the Notes to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") and the Euronext Amsterdam Stock Exchange under the symbol "CLB".

On February 4, 2021, the closing price, as quoted by the NYSE, was $35.76 per share and there were 44,573,622 common shares issued and outstanding held by approximately 219 record holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Philadelphia Oil Service Index ("OSX") for the period beginning December 31, 2015 and ending December 31, 2020. Core Lab is now an established member of the OSX which includes a greater concentration of our most direct peers.

The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2015 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information is "furnished" and shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2020

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2020:

			Total Number Of
			Shares Purchased	Maximum Number
			As Part Of A	Of Shares That
			Publicly	May Be Purchased
	Total Number Of	Average Price	Announced	Under The
Period	Shares Purchased	Paid Per Share	Program	Program (3)(4)
October 1, 2020 to October 31, 2020 (1)	—	—	—	4,178,069
November 1, 2020 to November 30, 2020 (2)	508	$14.45	—	4,179,396
December 1, 2020 to December 31, 2020 (2)	45,421	$26.26	—	4,256,174
Total	45,929	$26.13	—
(1) No shares were repurchased during October 2020.

(2)  All shares repurchased during November and December 2020 were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

(3) The maximum number of shares allowed to be purchased under the program was 4,178,069 at September 30, 2020.
(4) During the quarter, 124,034 treasury shares were distributed relating to stock-based awards, including 1,835 in November and 122,199 in December.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 20, 2020, our shareholders authorized an extension until November 20, 2021 to purchase up to 10% of our issued share capital. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2020, we have repurchased 39,790,928 shares for an aggregate purchase price of approximately $1.7 billion, or an average price of $41.54 per share. At December 31, 2020, we held 223,451 shares in treasury and have the authority to repurchase 4,256,174 additional shares under our stock repurchase program as described in the preceding paragraph.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial information contained below is derived from our Consolidated Financial Statements and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited Consolidated Financial Statements each of which is included in this Form 10-K.

	For the Years Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share and other data)
Financial Statement Data:
Revenue	$487,267	$668,210	$700,846	$647,819	$590,232
Income (loss) from continuing operations (1)	(97,073)	94,284	79,847	80,985	65,024
Working capital	76,098	109,643	128,430	106,851	82,438
Total assets (5)	568,579	774,673	648,827	584,812	573,052
Long-term debt and capital lease obligations	259,433	305,283	289,770	226,989	216,188
Total equity	75,573	182,140	160,900	148,732	155,297

Earnings (Loss) Per Share Information:
Income (loss) from continuing operations:
Basic	$(2.18)	$2.13	$1.81	$1.83	$1.50
Diluted	$(2.18)	$2.11	$1.80	$1.83	$1.49
Weighted average common shares outstanding:
Basic	44,477	44,357	44,206	44,153	43,479
Assuming Dilution	44,477	44,646	44,474	44,264	43,670
Cash dividends declared per common share	$0.28	$2.20	$2.20	$2.20	$2.20

Other Data:
Current ratio (2)	1.85:1	2.01:1	2.25:1	2.06:1	1.79:1
Debt to EBITDA ratio (3)	NM	2.47:1	1.97:1	1.59:1	1.79:1
Debt to Adjusted EBITDA ratio (4)	2.82:1	1.93:1	1.59:1	1.36:1	1.50:1
"NM" means not meaningful.

(1)  Income (loss) from continuing operations for the year ended December 31, 2020 includes total impairment charges of $122.2 million for goodwill and certain intangible assets, a charge of $10.4 million for inventory write-downs and a reversal of $11.9 million of stock compensation expenses previously recognized that did not vest and were revalued.

(2) Current ratio is calculated as follows: current assets divided by current liabilities.
(3) Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, and amortization.

(4)  Debt to Adjusted EBITDA ratio is calculated as follows:  debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, severance, and certain non-cash adjustments.

(5) The adoption of ASC Topic 842 - Leases on January 1, 2019 resulted in an increase of $77.5 million to total assets.

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

We operate our business in two reporting segments. These complementary segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields:

•

Reservoir Description: Encompasses the characterization of petroleum reservoir rock and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory equipment.

•

Production Enhancement: Includes services and manufactured products relating to reservoir well completions, perforations, stimulation and production. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

General Overview

We provide services as well as design and produce products which enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from new and existing fields. These services and products are generally in higher demand when our clients are investing capital in their field development programs that are designed to increase productivity from existing fields or when exploring for appraising and developing new fields. Our clients' investment in capital expenditure programs tends to correlate over the longer term to oil and natural gas commodity prices. During periods of higher, stable prices, our clients generally invest more in capital expenditures and, during periods of lower or volatile commodity prices, they tend to invest less. Consequently, the level of capital expenditures by our clients impacts the demand for our services and products.

The following table summarizes the annual average and year-end worldwide and U.S. rig counts for the years ended December 31, 2020, 2019 and 2018, as well as the annual average and year-end spot price of a barrel of WTI crude, Europe Brent crude and an MMBtu of natural gas:

	2020	2019	2018
Baker Hughes Worldwide Average Rig Count (1)	1,351	2,177	2,211
Baker Hughes U.S. Average Rig Count (1)	436	944	1,032
Baker Hughes Worldwide Year-End Rig Count (2)	1,095	2,043	2,244
Baker Hughes U.S. Year-End Rig Count (2)	339	804	1,078
Average Crude Oil Price per Barrel WTI (3)	$39.17	$56.98	$65.23
Average Crude Oil Price per Barrel Brent (4)	$41.96	$64.28	$71.34
Average Natural Gas Price per MMBtu (5)	$2.02	$2.56	$3.15
Year-end Crude Oil Price per Barrel WTI (3)	$48.35	$61.14	$45.15
Year-end Crude Oil Price per Barrel Brent (4)	$51.22	$67.77	$50.57
Year-end Natural Gas Price per MMBtu (5)	$2.36	$2.09	$3.25
(1) Twelve month average rig count as reported by Baker Hughes - Worldwide Rig Count.
(2) Year-end rig count as reported by Baker Hughes - Worldwide Rig Count.
(3) Average daily and year-end West Texas Intermediate crude spot price as reported by the U.S. Energy Information Administration ("EIA").
(4) Average daily and year-end Europe Brent crude spot price as reported by the EIA.
(5) Average daily and year-end Henry Hub natural gas spot price as reported by the EIA.

The prices for both WTI and Brent crude oil declined from 2018 to 2019 and decreased significantly at the end of the first quarter of 2020 and throughout the second quarter of 2020, due to the outbreak of COVID-19. The COVID-19 pandemic and associated government mandated shut-downs around the world, home sheltering and social distancing policies, have caused a significant decline in the demand for crude oil and associated products. Crude-oil prices improved during the second half of 2020, and became more stable during the fourth quarter of the year. The end result was the average price for crude oil in 2020 was approximately 33% lower than the average price for 2019. In general, activities associated with the exploration of oil and gas in the U.S. onshore market are more sensitive to changes in the crude-oil commodity prices, as opposed to larger international and offshore projects which take multiple years to plan and develop, and once announced and started, will continue through completion, despite changes in the current price of crude oil. Crude-oil prices in 2018 and 2019 remained at levels sufficient to support more stable levels in U.S. onshore activities associated with both the exploration and production of crude oil. Additionally, during the 2018 - 2019 time period, public announcements of investments in larger international and offshore projects increased and activity levels on these larger international and offshore projects began to improve in 2018 and continued to improve into 2019. However, in early 2020, the impact of COVID-19 to global economies caused a significant and sharp decline in demand for crude oil, which resulted in a significant and sharp decrease in the price of crude oil. Activity levels in the U.S. onshore market also responded immediately and decreased significantly to historically low levels, which bottomed in the summer of 2020, but showed some recovery in the second half of the year as global demand partially recovered, global production of crude oil was reduced and crude oil prices showed some recovery. Information published by the EIA, shows that the inventory of wells drilled but uncompleted (a “DUC” well) was 7,543 as of December 31, 2018, increasing to a peak in July 2019 at approximately 8,533, however, it subsequently declined to 7,782 and 7,592 at end of 2019 and 2020, respectively. This data indicates that during the period of higher activity in 2018, operators were drilling wells but not completing them as the DUC inventory grew. However, as activity levels began to fall in the second half of 2019, and a sharper decline in 2020, primarily due to the impact of COVID-19, the operators began to drill fewer new wells, but were completing some of the wells that had been previously drilled, which is reflected in the lower DUC inventory at December 2019 and 2020.

In North America, the land-based rig count decreased over 11% from 2018 to 2019. There was subsequently a significant decline of 51% in 2020 due to the impact of COVID-19. Consequently, the magnitude of decline in demand for both services and product sales to this market responded in line with the changes over this time period. The increase in activities on development projects and producing fields in the U.S. unconventional reservoirs during 2018 showed a decline when the commodity price weakened and activity levels decreased in 2019. In the U.S., the lower commodity prices led to a 54% decrease in the annual average land-based rig count and a decline in U.S. based activities in 2020.

Outside of North America, activities associated with the exploration for and production of oil were showing modest improvement in 2018 and 2019 until the global pandemic emerged in early 2020. The decrease in global demand for crude oil caused by the global pandemic also had a significant impact on exploration and production activities in the international markets as the number of active rigs outside the United States decreased almost 39% during 2020. Long-term international and offshore projects which are commonly announced through Final Investment Decisions and subsequently initiated are not susceptible or at-risk to delay or suspension due to short-term volatility in crude-oil commodity price, however the extreme negative market conditions caused by the COVID-19 pandemic and efforts to reduce the spread of the virus have negatively impacted the entire energy market in 2020.

Results of Operations

Operating Results for the Year Ended December 31, 2020 Compared to the Years Ended December 31, 2019 and 2018

We evaluate our operating results by analyzing revenue, operating income and operating income margin (defined as operating income divided by total revenue). Since we have a relatively fixed cost structure, decreases in revenue generally translate into lower operating income results. Results for the years ended December 31, 2020, 2019 and 2018 are summarized in the following chart:

Revenue, Operating Income and Operating Income Margin
(in millions)
$487.3
-15.8%
-$76.8
$668.2
14.5%
$96.7
$700.8
16.9%
$118.6
2020
2019
2018
Revenue
Operating Income
Operating Income Margin

Results of operations as a percentage of applicable revenue for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands, except for per share information):

							2020 / 2019	2019 / 2018
Revenue:	2020		2019		2018		% Change
Services	$376,421	77.3%	$474,193	71.0%	$486,820	69.5%	(20.6)%	(2.6)%
Product Sales	110,846	22.7%	194,017	29.0%	214,026	30.5%	(42.9)%	(9.3)%
TOTAL REVENUE	487,267	100.0%	668,210	100.0%	700,846	100.0%	(27.1)%	(4.7)%
OPERATING EXPENSES:
Cost of services* (1)	279,281	74.2%	345,641	72.9%	343,833	70.6%	(19.2)%	0.5%
Cost of product sales* (1)	95,486	86.1%	149,938	77.3%	153,131	71.5%	(36.3)%	(2.1)%
Total cost of services and product sales	374,767	76.9%	495,579	74.2%	496,964	70.9%	(24.4)%	(0.3)%
General and administrative expenses (1)	34,033	7.0%	48,023	7.2%	62,910	9.0%	(29.1)%	(23.7)%
Depreciation and amortization	20,867	4.3%	22,605	3.4%	23,087	3.3%	(7.7)%	(2.1)%
Impairments and other charges	122,204	25.1%	—	—	—	—	NM	NM
Inventory write-down	10,375	2.1%	—	—	—	—	NM	NM
Other (income) expense, net	1,826	0.4%	5,319	0.8%	(737)	(0.1)%	NM	NM
OPERATING INCOME (LOSS)	(76,805)	(15.8)%	96,684	14.5%	118,622	16.9%	NM	(18.5)%
Interest expense	14,372	2.9%	14,690	2.2%	13,328	1.9%	(2.2)%	10.2%
Income (loss) before income tax	(91,177)	(18.7)%	81,994	12.3%	105,294	15.0%	NM	(22.1)%
Income tax expense (benefit)	5,896	1.2%	(12,290)	(1.8)%	25,447	3.6%	NM	NM
Income (loss) from continuing operations	(97,073)	(19.9)%	94,284	14.1%	79,847	11.4%	NM	18.1%
Income (loss) from discontinued operations	(424)	(0.1)%	7,833	1.2%	(58)	—	NM	NM
Net income (loss)	(97,497)	(20.0)%	102,117	15.3%	79,789	11.4%	NM	28.0%
Net income (loss) attributable to non-controlling interest	140	—	134	—	263	—	NM	NM
Net income (loss) attributable to Core Laboratories N.V.	$(97,637)	(20.0)%	$101,983	15.3%	$79,526	11.3%	NM	28.2%

Diluted earnings (loss) per share from continuing operations	$(2.18)		$2.11		$1.80		NM	17.2%

Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$(2.20)		$2.28		$1.79		NM	27.4%

Diluted weighted average common shares outstanding	44,477		44,646		44,474
* Percentage based on applicable revenue rather than total revenue.
"NM" means not meaningful.
(1) Excludes depreciation.

Services Revenue

Services revenue, which is primarily tied to activities associated with the exploration and production of oil and gas outside the U.S., decreased to $376.4 million in 2020 from $474.2 million in 2019 and $486.8 million in 2018. In 2020, the adverse impact of the COVID-19 pandemic, and government mandated shut-down around the world, home sheltering and social distancing policies caused a sharp decline in the demand for crude-oil and associated products. The average crude-oil price in 2020 was 33% lower than the average price of 2019. This resulted in decreased and disrupted activity by our clients and disruptions to our revenue generating operational activities leading to a sharp decrease in service revenue in both the U.S. and international markets during most of 2020. Crude-oil prices weakened in 2019 with the average price of 10% lower than the average price in 2018. This resulted in decreased activity by our clients leading to lower service revenue in the North America onshore market during 2019 compared to 2018. However, improvement in the level of work performed for offshore and international exploration and production projects partially offset some of the decline in the U.S. market.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Surinam, Malaysia and other international locations such as offshore South America, Australia, and the Middle East, including Kuwait, Saudi Arabia, Qatar, the United Arab Emirates and other countries. Analysis of crude oil and crude oil-derived products also occurs in every major producing region of the world.

Product Sales Revenue

Product sales revenue, which is primarily tied to the completion of onshore wells in North America, was $110.8 million in 2020, a decrease from $194.0 million and $214 million in 2019 and 2018, respectively. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The rig count for North America significantly decreased in excess of 50% from 2019 to 2020 and decreased from 2018 to 2019 by 12%. Our products sales revenue decreased 43% from 2019 to 2020, and decreased 9% from 2018 to 2019, primarily due to our differentiated well completion products.

Cost of Services, excluding depreciation

Cost of services decreased to $279.3 million in 2020 compared to $345.6 million and $343.8 million in 2019 and 2018, respectively. As a percentage of services revenue, cost of services increased to 74% in 2020 from 73% and 71% in 2019 and 2018, respectively. The decrease in cost of services in 2020 from 2019 was primarily due to a significant decline in client activity levels and employee compensation and related charges associated with cost reduction initiatives implemented by the Company during the year. A slight increase in cost of services in 2019 from 2018, was primarily due to employee compensation and related charges. Cost of services expressed as a percentage of services revenue, is primarily reflective of how our cost structure is absorbed by revenue, and the timing of implementation of cost reduction initiatives executed by the Company in responding to the adverse changes in client activity levels.

Cost of Product Sales, excluding depreciation

Cost of product sales of $95.5 million in 2020 decreased from $150.0 million and $153.1 million in 2019 and 2018, respectively. Given product sales are primarily associated with our Production Enhancement segment and the North American market, cost of sales is impacted by decreased activities associated with clients operating in these segments and geographic markets. As a percentage of product sales revenue, cost of sales increased to 86% for 2020 from 77% and 72% for 2019 and 2018, respectively. Cost of product sales expressed as a percentage of product sales revenue is primarily reflective of how our fixed costs are absorbed by revenue. Due to the significant decrease in product sales revenue in 2020, fixed costs increased as a percentage of total cost of product sales and product sales revenue.

General and Administrative Expense, excluding depreciation

General and administrative ("G&A") expenses include corporate management and centralized administrative services that benefit our operations. G&A expenses were $34.0 million in 2020 compared to $48.0 million and $62.9 million during 2019 and 2018, respectively. The variances are primarily due to changes in compensation expense during those periods, including accelerated stock compensation expense of $6.7 million in 2020, $7.2 million in 2019 and $9.9 million in 2018 recorded for retirement eligible employees. During 2020, due to the significant adverse impact caused by the COVID-19 pandemic, certain performance metrics associated with long-term stock-based performance awards were not achieved, resulting in potential employee stock awards above the target level not vesting or being issued in 2020. However, the Company’s Compensation Committee approved a modification to the methodology of measuring performance conditions associated with target level long-term employee stock-based compensation awards, which vested at target levels on December 31, 2020. As a result of the stock-based awards not vesting above the target levels and modifications to the performance measures, the value of the stock-based awards that did vest on December 31, 2020 were revalued, and $11.9 million of previously recognized stock compensation expense was reversed in 2020, out of which $11.3 million was recorded in G&A expenses and $0.6 million recorded in cost of sales. See Note 14 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements for further details.

Depreciation and Amortization Expense

Depreciation and amortization expense of $20.9 million in 2020 is down compared to $22.6 million and $23.1 million in 2019 and 2018, respectively, as a result of decreased capital expenditures.

Impairments, inventory write-down and other charges

During the year ended December 31, 2020, the events associated with the COVID-19 pandemic and the resulting sharp decrease in the price of crude oil, which caused a sharp decrease in the consumption and demand for crude oil, led to a triggering event in March 2020. In response to the triggering event, the Company updated its analysis associated with future cash flows and the valuation of assets and potential impairment of goodwill and intangible assets. Our updated analysis resulted in the Company recording a charge of $114.0 million for impairment of goodwill and $8.2 million for impairments to intangible assets in March 2020 in our Production Enhancement segment. In addition, we recorded a charge of $10.4 million associated with inventory obsolescence and a valuation write-down related to our Production Enhancement segment.

There were no other triggering events during the year, and based on our annual assessment for the year ended December 31, 2020, we determined there was no further impairment for any of our reporting units or asset groups.

Other (Income) Expense, net

The components of Other (income) expense, net were as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Gain on sale of assets	$(1,254)	$(583)	$(1,078)
Results of non-consolidated subsidiaries	(125)	(208)	(203)
Foreign exchange (gain) loss	1,160	1,725	2,598
Rents and royalties	(466)	(607)	(510)
Employment related charges	—	2,998	—
Return on pension assets and other pension costs	(1,502)	(1,501)	(644)
Acquisition-related costs	—	—	623
Gain on sale of business	—	(1,154)	—
Insurance settlement	—	—	(707)
Loss on lease abandonment	504	—	—
Cost reduction and other charges	3,943	5,555	—
Other, net	(434)	(906)	(816)
Total Other (income) expense, net	$1,826	$5,319	$(737)

Foreign exchange gains and losses are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Australian Dollar	$174	$158	$183
British Pound	653	599	158
Canadian Dollar	590	489	458
Euro	458	469	208
Other currencies, net	(715)	10	1,591
Foreign exchange (gain) loss, net	$1,160	$1,725	$2,598

Interest Expense

Interest expense of $14.4 million in 2020 compared to $14.7 million and $13.3 million in 2019 and 2018, respectively. In 2020, the Company reduced outstanding debt under its Credit Facility by $46.0 million, however additional interest expense was incurred to modify the revolving credit agreement in 2020 which also includes higher interest rate spreads when compared to the previous terms under revolving credit agreement. The increase in interest expense in 2019 when compared to 2018 is primarily due to increased average borrowing under our Credit Facility in 2019 compared to 2018.

Income Tax Expense

Our effective tax rate was (6.5)%, (15.0)%, and 24.2% for 2020, 2019 and 2018, respectively. Income tax expense of $5.9 million in 2020 increased by $18.1 million compared to a $12.3 million benefit in 2019 primarily due to a large impairment charge of $122.2 million in the first quarter of 2020, of which a substantial portion was not deductible for tax purposes. A $5.5 million benefit was recognized associated with this impairment. In contrast, a benefit of $60.7 million was recognized in 2019 related to corporate restructuring which was partially offset by a charge of $26.7 million related to unremitted earnings of foreign subsidiaries that we no longer consider to be indefinitely reinvested.

See Note 10 - Income Taxes of the Notes to the Consolidated Financial Statements for further detail of income tax expense.

Discontinued Operations

In a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment. We entered into the definitive purchase agreement on June 7, 2019 for the divestiture of this business, and during the year ended December 31, 2020, we concluded final adjustments to the purchase agreement of the sold business.

See Note 20 - Discontinued Operations of the Notes to the Consolidated Financial Statements for additional information.

Segment Analysis

The following charts and tables summarize the annual revenue and operating results for our two complementary business segments.

Segment Revenue

Segment Revenue

	For the Years Ended December 31,
(dollars in thousands)	2020	% Change	2019	% Change	2018
Reservoir Description	$355,041	(15.6)%	$420,897	1.9%	$413,082
Production Enhancement	132,226	(46.5)%	247,313	(14.1)%	287,764
Total Revenue	$487,267	(27.1)%	$668,210	(4.7)%	$700,846

Segment Operating Income (Loss)

	For the Years Ended December 31,
(dollars in thousands)	2020	% Change	2019	% Change	2018
Reservoir Description	$55,044	(0.2)%	$55,140	0.5%	$54,847
Production Enhancement	(133,449)	NM	38,378	(39.1)%	63,039
Corporate and other (1)	1,600	NM	3,166	NM	736
Operating Income (Loss)	$(76,805)	NM	$96,684	(18.5)%	$118,622
(1) "Corporate and other" represents those items that are not directly relating to a particular segment.
"NM" means not meaningful.

Segment Operating Income (Loss) Margins (1)

	For the Years Ended December 31,
	2020	2019	2018
	Margin	Margin	Margin
Reservoir Description	15.5%	13.1%	13.3%
Production Enhancement	(100.9)%	15.5%	21.9%
Total Company	(15.8)%	14.5%	16.9%
(1) Calculated by dividing "Operating Income (Loss)" by "Revenue".

Reservoir Description

Revenue for our Reservoir Description segment decreased to $355.0 million in 2020 compared to $420.9 million and $413.1 million in 2019 and 2018, respectively. Reservoir Description’s operations are heavily exposed to international and offshore project activity levels, with approximately 80% of its revenue sourced outside the U.S. In 2019, our client’s activity levels in the international markets had modestly increased when compared to 2018. However, in early 2020 when the COVID-19 pandemic began, global economies were locked down in an effort to reduce the spread of the virus and demand for crude oil decreased sharply. The sharp decrease in demand and challenges to remain operational during the global pandemic caused many adverse impacts to the energy industry, our clients and the Company. Revenue was also adversely impacted in 2020 due to the COVID-19 pandemic. We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Suriname, Malaysia and other international locations such as offshore South America, Australia, and the Middle East, including Kuwait, Saudi Arabia, Qatar, the United Arab Emirates and other countries. Analysis of crude oil and crude oil-derived products also occurs in every major producing region of the world.

Operating income of $55.0 million remained relatively flat in 2020 compared to $55.1 million in 2019 and from $54.8 million in 2018. Although there was a significant decline in our client’s activity levels and the Company’s revenue in 2020 caused by the factors indicated above, operating income was less affected as the Company implemented significant cost reductions in 2020, and as a result of reversing previously recognized stock compensation expense for certain employees’ PSAP awards of $7.6 million. See Note 14 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements for further detail. The increased operating income in 2019 from 2018 was primarily due to improved activity levels associated with large projects in international markets. However, the improved operating income for 2019 was partially offset by additional expenses associated with employee severance and other cost reduction initiatives of $4.0 million. Included in both 2019 and 2018 are additional stock compensation expense of $4.7 million in 2019 for retirement eligible employees compared to $6.3 million in 2018. See Note 14 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements for further detail. Operating margins improved to 15.5% in 2020 compared to 13.1% and 13.3% in 2019 and 2018, respectively. Operating margins in 2020 improved due to a significant decrease in costs of services as a result of cost reduction initiatives implemented and the reduction of stock-based compensation expense described above.

Production Enhancement

Revenue for our Production Enhancement segment of $132.2 million in 2020 decreased compared to $247.3 million and $287.8 million in 2019 and 2018, respectively. In 2020, a sharp decrease of drilling and well completion activities in the U.S. onshore market was primarily due to impact of the global pandemic as described above. The U.S. rig count decreased in excess of 50% during 2020 as compared to 2019 and decreased 12% in 2019 when compared to 2018. Our clients continue to seek technological solutions for increasing daily production and estimated ultimate recoveries from their reservoirs and we continue to benefit from our clients’ acceptance of new services and products which were led by the HERO® PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies.

Our Production Enhancement segment had operating loss of $133.4 million in 2020 compared to operating income of $38.4 million and $63.0 million in 2019 and 2018, respectively. The operating loss in 2020 was primarily the result of non-cash charges of $122.2 million for impairment of goodwill and certain intangible assets, a charge in excess of $10.0 million for inventory valuation write-down and obsolescence, and severance expense of $2.6 million recorded during the year. This operating loss was partially offset by the benefit of cost reduction initiatives implemented during 2020 and reversal of previously recognized stock compensation expense associated with certain employees’ long term stock-based performance awards of $3.6 million. See Note 14 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements. The decrease in operating income from 2018 to 2019, is primarily due to a decrease in exploration and production activity in the U.S. onshore market over this time period.

Operating margin was negative 101% in 2020, which was the result of a significant decrease in revenue combined with the goodwill impairment, asset impairments and inventory charges recorded as described above. Operating margin for 2020 were breakeven, when excluding the non-cash charges associated with the goodwill impairment, asset impairment and inventory write down. Operating margins in 2019 and 2018 were 15.5% and 21.9%, respectively, and decreased primarily due to lower revenue in 2019.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provide the primary source of funds to finance operating needs, capital expenditures and our dividend and share repurchase programs. We believe our future cash flows from operations, supplemented by our borrowing capacity under our Credit Facility and the ability to issue additional equity and debt, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividend payments and future acquisitions. The Company will continue to monitor and evaluate the availability of debt and equity markets.

In response to market conditions, Core Lab’s Supervisory Board approved a plan to reduce the Company’s quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow on debt reduction. In March 2020, the Company implemented cost reduction initiatives and expanded these initiatives in June 2020, which included: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to approximately $12 million, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions included reductions in workforce and reduction of senior executive and employee compensation. Specifically, the Company has reduced senior executives’ annual base salary by 20% for the foreseeable future. On June 22, 2020, also in response to market conditions, we entered into Amendment No. 1 (the “Amendment”) to the Credit Facility. The Amendment provides, among other things, an increase to the maximum leverage ratio permitted under the Credit Facility for certain periods. See Note 9 - Long-Term Debt, Net of the Notes to the Consolidated Financial Statements for additional information. Additionally, on October 16, 2020, the Company entered into an agreement (the “2020 Notes Purchase Agreement”) to issue $60 million in notes (the “2020 Senior Notes”) in a private placement, which were issued and funded at the closing on January 12, 2021. The Company used the net proceeds from the 2020 Senior Notes to reduce outstanding debt under the Company’s Credit Facility, which increased the available borrowing capacity and liquidity for Core Lab. We intend to maintain sufficient borrowing capacity under the Credit Facility to both retire the maturing debt obligations in September 2021, and provide additional liquidity, should the company require it for other purposes. See Note 9 - Long-Term Debt, Net of the Notes to the Consolidated Financial Statements for additional information.

As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of December 31, 2020, $8.8 million of our $13.8 million of cash was held by our foreign subsidiaries, including the U.S.

Our financial statements are prepared in conformity with generally accepted accounting principles in the U.S. ("U.S. GAAP" or "GAAP"). We utilize the non-GAAP financial measure of free cash flow to evaluate our cash flows and results of operations. Free cash flow is defined as net cash provided by operating activities (which is the most directly comparable GAAP measure) less cash paid for capital expenditures. Management believes that free cash flow provides useful information to investors regarding the cash that was available in the period that was in excess of our needs to fund our capital expenditures and operating activities. Free cash flow is not a measure of operating performance under GAAP, and should not be considered in isolation nor construed as an alternative to operating profit, net income (loss) or cash flows from operating, investing or financing activities, each as determined in accordance with GAAP. Free cash flow does not represent residual cash available for distribution because we may have other non-discretionary expenditures that are not deducted from the measure. Moreover, since free cash flow is not a measure determined in accordance with GAAP and thus is susceptible to varying interpretations and calculations, free cash flow, as presented, may not be comparable to similarly titled measures presented by other companies. The following table reconciles this non-GAAP financial measure to the most directly comparable measure calculated and presented in accordance with U.S. GAAP (in thousands):

	For the Years Ended December 31,
Free Cash Flow Calculation	2020	2019	2018
Net cash provided by operating activities	$57,868	$89,527	$111,827
Less: cash paid for capital expenditures	(11,880)	(22,269)	(21,741)
Free cash flow	$45,988	$67,258	$90,086

The decrease in free cash flow in 2020 compared to 2019 was primarily attributable to a decrease in activity levels and cash generated from operations, and cash payments for employee post-retirement benefits funded by previously purchased company-owned life insurance policies, offset by a decrease in working capital and capital spending. The decrease in free cash flow in 2019 compared to 2018 was also due to lower operational activity levels in 2019, but also an increase in working capital and a slight increase in capital expenditures in 2019.

Cash Flows

The following table summarizes cash flows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Cash provided by/(used in):
Operating activities	$57,868	$89,527	$111,827
Investing activities	7,851	(5,677)	(70,639)
Financing activities	(63,005)	(85,874)	(42,472)
Net change in cash and cash equivalents	$2,714	$(2,024)	$(1,284)

The decreases in cash provided by operating activities in 2020 compared to 2019 was primarily due to significant decreases in activity levels and operating income due to the impact of the COVID-19 and cash payments for employee post-retirement benefits funded by previously purchased company-owned life insurance policies, partially offset by benefits from cost reduction initiatives implemented in 2020 and a decrease in working capital. The decrease in cash provided by operating activities in 2019 compared to 2018 was primarily due to decreased operating income as the activity levels for the U.S. onshore oil and gas market declined.

Cash provided by investing activities was $7.9 million in 2020 compared to cash used in investing activities of $5.7 million in 2019. The increase in cash flows from investing activities in 2020 was primarily due to lower capital expenditures in 2020 of $11.9 million, a decrease of $10.4 million when compared to 2019 capital expenditures, and cash received from company-owned life insurance policies of $20.4 million in 2020, compared to proceeds from the divesture of two businesses totaling $17.8 million in 2019. Cash used in investing activities in 2019 decreased $65.0 million compared to 2018, as 2018 included an acquisition, net of cash, for $47.3 million, and 2019 includes proceeds from the divestiture of two businesses as indicated above.

Cash used in financing activities in 2020 decreased $22.9 million compared to 2019. In 2020, dividends paid were reduced by $85.1 million, of which $46 million were used to repay of debt borrowings, which compares to $15 million provided by proceeds from debt borrowings in 2019. Cash used in financing activities in 2019 increased $43.4 million compared to 2018. During 2019, we used $3.3 million to repurchase our common shares, $97.6 million to pay dividends, and increased our debt balance by $15 million. During 2018, we used $7.5 million to repurchase our common shares, $97.3 million to pay dividends, and increased our debt balance by $64 million, primarily to fund the acquisition of a business in 2018 for $48.9 million.

During 2020, we repurchased 100,929 shares of our common stock for an aggregate amount of $2.8 million, or an average price of $27.68 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund long-term employee stock-based compensation plans or to finance future acquisitions. Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 10% of our issued share capital in treasury. On May 20, 2020 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program until November 20, 2021 to purchase up to 10% of our issued share capital. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $26.51 per share on December 31, 2020, an increase of 558%.

Credit Facility and Available Future Liquidity

In 2011, we issued two series of senior notes with an aggregate principal amount of $150 million ("2011 Senior Notes") in a private placement transaction. Series A consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Series B consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the 2011 Senior Notes is payable semi-annually on March 30 and September 30.

On June 22, 2020, we entered into the Amendment to the Credit Facility. The Amendment increases the maximum leverage ratio permitted under the Credit Facility for certain periods. Pursuant to the terms of the Amendment, the maximum leverage ratio permitted under the Credit Facility is as follows:

Quarter ending	Maximum leverage ratio permitted
June 30, 2020 up to and including June 30, 2021	3.00
September 30, 2021	2.75
December 31, 2021 and thereafter	2.50

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

Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $12.9 million, resulting in an available borrowing capacity under the Credit Facility of $101.1 million, at December 31, 2020. In addition to indebtedness under the Credit Facility, we had $6.1 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2020.

The Credit Facility remains unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities. The terms of the Credit Facility and 2011 Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and 2011 Senior Notes each include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.82, and our interest coverage ratio is 6.09, each for the period ended December 31, 2020.  We believe that we are in compliance with all covenants contained in our Credit Facility and 2011 Senior Notes. Our parent, Core Laboratories N.V., together with certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and 2011 Senior Notes.

We entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.50% through August 29, 2024. In February 2020, we entered into the second swap agreement of $25 million, under which we have fixed the LIBOR portion of the interest rate at 1.3% through February 28, 2025. Each swap is measured at fair value and recorded in our consolidated balance sheet as an asset or liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive income (loss) and are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense On October 16, 2020, we, along with Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into the 2020 Notes Purchase Agreement. The 2020 Senior Notes were issued and funded on January 12, 2021. The Company used the $60 million in proceeds from issuing the 2020 Senior Notes to reduce the outstanding borrowings under the Credit Facility. Series A of the 2020 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2020 Senior Notes consists of $15 million in aggregate principal amount that bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2020 Senior Notes is payable semi-annually on June 30 and December 30, commencing on June 30, 2021.

The terms of the 2020 Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in the 2020 Notes Purchase Agreement) and interest expense are calculated using the most recent four fiscal quarters; and a priority indebtedness ratio (calculated as Priority Indebtedness divided by Consolidated Total Assets (as defined in the 2020 Notes Purchase Agreement.) The financial covenants for the 2020 Notes Purchase Agreement are aligned with the Credit Facility and the associated 2020 Notes Purchase Agreement also allows renegotiation of the ratios in consideration of changes in accounting principles. We along with certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the 2020 Senior Notes.

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC for the issuance and sale of up to $60.0 million of our common shares. Under terms of the Equity Distribution Agreement, the sales of our common shares may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933. The Company elects when to issue a placement notice which may, among other sales parameters, specify the number of shares to be sold, the minimum price per share to be accepted, the daily volume of shares that may be sold and the range of dates when shares may be sold. There have been no sales under the agreement as of December 31, 2020, or for the time period from January 1, 2021 through February 5, 2021.

In addition to our repayment commitments under our Credit Facility and our 2011 Senior Notes, we have non-cancellable operating lease arrangements under which we lease office and lab space, machinery, equipment and vehicles.

The following table summarizes our future contractual obligations under these arrangements (in thousands):

	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Contractual Obligations:
Debt (1)	$261,000	$75,000	$186,000	$—	$—
Operating leases (2)	67,545	11,437	18,107	12,167	25,834
Pension (3)	591	591	—	—	—
Total contractual obligations	$329,136	$87,028	$204,107	$12,167	$25,834

(1)  Not included in the above balances are anticipated cash payments for interest of $6.1 million a year for 2020-2021 and cash payments for interest of $3.1 million a year for 2022-2023 for a total of $18.4 million. Series A 2011 Seniors due in September

      2021 are refinanced by the proceeds of the 2020 Senior Notes and the Credit Facility.

(2) Non-cancellable operating lease commitments in accordance to ASC Topic 842 - Leases.
(3) Our Dutch pension plan requires annual employer contributions. Amounts payable in the future will be based on future workforce factors which cannot be projected beyond one year.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2020. Not included in the table above are uncertain tax positions of $6.3 million that we have accrued for at December 31, 2020, as the amounts and timing of payment, if any, are uncertain. See Note 10 - Income Taxes of the Notes to the Consolidated Financial Statements for further detail of this amount.

At December 31, 2020, we had tax net operating loss carry-forwards in various jurisdictions of $62.3 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2020. If unused, those carry-forwards which are subject to expiration may expire during the years 2021-2030. During 2020, we have no net operating loss carry-forwards, which carried a full valuation allowance, that expired unused.

We expect our investment in capital expenditures to track client demand for our services and products. Given the uncertain trend in industry activity levels, we have not determined, at this time, the level of investment that will be made in 2021. We will, however, continue to invest to fund the purchase of instrumentation, tools and equipment along with expenditures to replace obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients.

Outlook

The events occurring during 2020 associated with the COVID-19 pandemic and government mandated business shut-downs around the world, home sheltering and social distancing policies have caused a significant decline in the demand for crude oil and associated products. The significant decline in demand has resulted in a significant decline in the price of crude oil, which has also resulted in a high degree of uncertainty about future demand and the future price for crude oil as long as the virus concerns persist. U.S. onshore drilling and completion activity have experienced the most significant impact, as the rig count and completion of wells have declined significantly during 2020 from previous year levels. International activity has also been impacted by disruption to our clients’ operations and a significant decline in the international rig count. Additionally, our clients experienced disruptions from a record number of named tropical weather systems in the Gulf of Mexico during 2020. Although physical damage to Core Lab’s facilities was minor; our clients experienced interruptions of business activity due to pre-storm preparations, offshore facility evacuations, local area flooding, power outages, and post-storm clean-up.

While the full impact of COVID-19 on our business and the long-term worldwide impact still remains unknown, Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 pandemic. Continued government restrictions, widespread growth in infections, travel restrictions, quarantines, and mandated site closures have led to disruptions in business workflows, which are expected to continue into 2021. These disruptions have primarily been associated with operational workflows stemming from travel, product delivery and installation, as well as suspensions and delays in client projects. We have not experienced any significant disruptions in our supply chain, and do not anticipate significant disruption in our supply chain. We also maintained and refreshed our continuity plan across our global organization to protect the health of employees while servicing clients.

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

Our major clients continue to focus on capital management, return on invested capital (“ROIC”), free cash flow, and returning capital back to their shareholders, as opposed to a heavier focus on growing production. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. Considering a longer-term strategy, we expect to be well positioned as our clients continue their focus on employing higher technological solutions in their efforts to optimize production and estimated ultimate recovery ("EUR") in the most cost efficient, environmentally responsible, manner. We believe operators will continue to manage their capital spending within reduced budgets and maintain their focus on strengthening their balance sheets and generating positive free cash flow.

International field development spending was impacted by reduced operating budgets in response to declines in demand tied to COVID-19. Reservoir Description continues to work with clients and discuss the progression of longer-term international projects. Longer-term international and offshore projects are expected to continue and are not as susceptible or at-risk due to shorter-term volatility in crude oil commodity price. International and offshore activity are expected to gradually improve as the pandemic abates, but the timing of this improvement remains unclear. Additionally, the reservoir fluids analysis that is performed on projects associated with current producing fields, continues to be critical and will be less affected by lower commodity prices for crude oil. The adverse impact from COVID-19 and the depression of crude-oil prices has resulted in increased uncertainty associated with the activity levels and revenue opportunities from these international and offshore projects, however most of the larger projects, especially the projects that have already been commissioned and are in development, are focused on a longer term forecast versus a short to mid-term assessment of the crude oil commodity prices.

U.S. onshore actively levels were most significantly impacted and reached historically low levels by mid-2020. However, U.S. onshore activity levels began to recover during the second half of the year, although not to the same levels preceding the COVID-19 pandemic. Assuming the situation with the COVID-19 virus improves across the globe and crude oil commodity prices remain at current levels or improve, we believe the U.S. onshore activity will gradually improve during 2021.

In response to market conditions, Core Lab’s Supervisory Board approved a plan to reduce the Company’s quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flows towards the reduction of debt. In March 2020, the Company implemented cost reduction initiatives and expanded these initiatives in June 2020, which included: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to approximately $12 million, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions included reductions in workforce and reduction of senior executive and employee compensation. Specifically, the Company has reduced senior executives’ annual base salary by 20% for the foreseeable future. Although activities have declined and remained low in second half of 2020 due to the factors discussed above, this decline has been partially offset by the effectiveness of the Company’s cost control initiatives. Lastly, the net proceeds from the 2020 Senior Notes, issued on January 12, 2021, were used exclusively to reduce outstanding debt and increase liquidity under the Company’s Credit Facility as we work towards our long-term strategy of reducing debt.

Core Lab believes these immediate actions, as well as continued assessment of market conditions, will allow Core Lab, as it has for over 83 years, to navigate through these challenging times. Core Lab remains focused on preserving the quality of service for its clients and producing returns for its shareholders.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2020.

Income Taxes

Our income tax expense includes income taxes of the Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is expected to be recovered or the liability is expected to be settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $6.3 million and $6.2 million at December 31, 2020 and 2019, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be indefinitely reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Intangible assets, including patents, trademarks and technology, are carried at cost less accumulated amortization. Intangibles with determinable lives are amortized using the straight-line method based on the estimated useful life of the intangible. Intangibles with indeterminable lives, which consist primarily of corporate trade names, are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that impairment is possible. We recorded an impairment charge of $8.2 million for certain intangible assets during the year ended December 31, 2020. We did not record any material impairment charges relating to intangible assets during the years ended December 31, 2019 and 2018.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2020, 2019 and 2018.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate a possible impairment.

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the Company's best estimate of future performance. Our impairment analysis is both qualitative and quantitative, and includes subjective estimates based on assumptions regarding future revenue growth rates, discount rate and expected margins. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. We recorded an impairment charge of $114.0 million for goodwill of one of our reporting units during the year ended December 31, 2020. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2019 and 2018.

Stock-Based Compensation

We have two stock-based compensation plans, as described in further detail in Note 14 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements. We evaluate the probability that certain of our stock-based plans will meet targets established within the respective agreements and result in the vesting of such awards. For new awards issued and awards modified, repurchased or canceled, the compensation expense is equal to the fair value of the award at the date of the grant and is recognized in the Consolidated Statements of Operations for those awards over the requisite service period of the award. The fair value is determined by calculating the share price on the date of grant less the discounted value of the expected dividends to be paid over the vesting period.

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

Forward-Looking Statements

This Form 10-K and the documents incorporated in this Form 10-K by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These "forward-looking statements" are based on an analysis of currently available competitive, financial and economic data and our operating plans. They are inherently uncertain and investors should recognize that events and actual results could turn out to be significantly different from our expectations. By way of illustration, when used in this document, words such as "anticipate", "believe", "expect", "intend", "estimate", "project", "will", "should", "could", "may", "predict" and similar expressions are intended to identify forward-looking statements. You are cautioned that actual results could differ materially from those anticipated in forward-looking statements. Any forward-looking statements, including statements regarding the intent, belief or current expectations of us or our management, are not guarantees of future performance and involve risks, uncertainties and assumptions about us and the industry in which we operate, including, among other things:

•	our ability to continue to develop or acquire new and useful technology;
•	the realization of anticipated synergies from acquired businesses and future acquisitions;
•	our dependence on one industry, oil and gas, and the impact of commodity prices on the expenditure levels of our clients;
•	competition in the markets we serve;
•	the risks and uncertainties attendant to adverse industry, political, economic and financial market conditions, including stock prices, government regulations, interest rates and credit availability;
•	unsettled political conditions, war, civil unrest, currency controls and governmental actions in the numerous countries in which we operate;
•	changes in the price of oil and natural gas;
•	major outbreak of global pandemic and restricting mobilization of field personnel;
•	weather and seasonal factors;
•	integration of acquired businesses; and
•	the effects of industry consolidation.

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

Pronouncements Adopted in 2020

In June 2016, the FASB issued ASU 2016-13 ("Measurement of Credit Losses on Financial Instruments") which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this standard on January 1, 2020, and there has been no significant impact on our consolidated financial statements or on our accounting policies and processes.

In January 2017, the FASB issued ASU 2017-04 (“Simplifying the Test for Goodwill Impairment”) which eliminates a step in computing the implied fair value of goodwill with a new methodology of an entity performing an annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. We adopted this standard on January 1, 2020. The new methodology was applied for the interim goodwill impairment analysis performed upon the triggering event of the COVID-19 pandemic during the three month period ended March 31, 2020, and it did not change the conclusion that goodwill had been impaired. There has been no significant impact on our consolidated financial statements or on our accounting policies and processes as a result of adopting this updated accounting standard.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not believe that our exposure to market risks, which are primarily related to interest rate changes, is material.

Interest Rate Risk

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2020 and 2019 approximated the book value.

We entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.50% through August 29, 2024. In February 2020, we entered into the second swap agreement of $25 million, under which we have fixed the LIBOR portion of the interest rate at 1.3% through February 28, 2025. Each swap is measured at fair value and recorded in our consolidated balance sheet as an asset or liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive income (loss) and are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

Our Credit Facility bears interest at variable rates from LIBOR plus 1.500% to a maximum of LIBOR plus 2.875% and includes a LIBOR floor of 0.500%. As a result of the two interest rate swap agreements, we are subject to interest rate risk on debt in excess of $50 million drawn on our Credit Facility. At December 31, 2020, we had an outstanding balance of $111 million. A 10% change in interest rates would not have a material impact on our results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement (the "2021 Proxy Statement") to be filed in connection with our 2021 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2020.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2021 Annual Meeting of Shareholders.

Core Lab has a Code of Ethics and Corporate Responsibility that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Core Lab's Code of Ethics and Corporate Responsibility is posted on its website at www.corelab.com/cr/cms/docs/code_of_ethics_and_corporate_ responsibility.pdf.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Compensation Discussion and Analysis,” “Information About our Named Executive Officers and Executive Compensation” in Core Lab's 2021 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions “Ownership of Securities—Security Ownership by Certain Beneficial Owners and Management" and “Compensation Discussion and Analysis—2020 Compensation Program Details” in Core Lab's 2021 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions “Information About our Supervisory Directors and Director Compensation—Supervisory Director Independence” and “Information About our Supervisory Directors and Director Compensation—Related Person Transactions” in Core Lab's 2021 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the caption “Information About our Independent Registered Public Accounting Firm” in Core Lab's 2021 Proxy Statement is incorporated herein by reference.

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

Exhibit No.	Exhibit Title	Incorporated by Reference from the Following Documents
3.1	Articles of Association of the Company, as amended on May 18, 2017 (including English translation)	Form 10-K, February 12, 2018 (File No. 001-14273)

4.1	Description of Share Capital	Filed Herewith

10.1	Core Laboratories N.V. 2020 Long-Term Incentive Plan (1)	Appendix A to Definitive Proxy Statement dated March 20, 2020 for Annual Meeting of Shareholders (File No. 001-14273)

10.2	Core Laboratories N.V. 2014 Nonemployee Director Stock Incentive Plan (as amended and restated effective as of May 12, 2014) (1)	Proxy Statement dated March 19, 2014 for Annual Meeting of Shareholders (File No. 001-14273)

10.3	Core Laboratories Supplemental Executive Retirement Plan effective as of January 1, 1998 (1)	Form 10-K, March 31, 1998 (File No. 000-26710)

10.4	Amendment to Core Laboratories Supplemental Executive Retirement Plan, effective July 29, 1999 (1)	Form 10-Q, August 16, 1999 (File No. 001-14273)

10.5	Amendment to Core Laboratories Supplemental Executive Retirement Plan, effective February 28, 2003 (1)	Form 10-Q, May 15, 2003 (File No. 001-14273)

10.6	Amendment to Core Laboratories Supplemental Executive Retirement Plan dated as of March 5, 2008 (1)	Form 10-Q, May 12, 2008 (File No. 001-14273)

10.7	Form of Restricted Share Award Program Agreement (1)	Form 10-K, February 20, 2007 (File No. 001-14273)

10.8	Form of Core Laboratories 2011 Non-Employee Director Restricted Share Award Program Agreement (1)	Form 10-Q, April 22, 2011 (File No. 001-14273)

10.9	Form of Core Laboratories 2017 Performance Share Award Program Agreement (ROIC Based) (1)	Form 10-K, February 11, 2019 (File No. 001-14273)

10.10

Seventh Amended and Restated Credit Agreement, dated as of June 19, 2018, among Core Laboratories, N.V., and Core Laboratories (U.S.) Interests Holdings, Inc., and the lenders party thereto and Bank of America, N.A., as administrative agent

Form 8-K, June 25, 2018 (File No. 001-14273)

10.11	Master Note Purchase Agreement, dated as of September 30, 2011	Form 8-K, September 30, 2011 (File No. 001-14273)

10.12	Employment Agreement between Core Laboratories N.V. and Lawrence V. Bruno, dated March 1, 2019 (1)	Form 8-K, March 6, 2019 (File No. 001-14273)

10.13	Employment Agreement between Core Laboratories N.V. and Christopher S. Hill, dated March 1, 2019 (1)	Form 8-K, March 6, 2019 (File No. 001-14273)

10.14	Employment Agreement between Core Laboratories N.V. and Gwendolyn Y. Schreffler, Dated March 1, 2019 (1)	Filed Herewith

10.15	Equity Distribution Agreement, dated December 17, 2020, by and between Core Laboratories N.V. and Wells Fargo Securities, LLC.	Form 8-K, December 17, 2020 (File No. 001-14273)

10.16	Note Purchase Agreement, dated as of October 16, 2020.	Form 8-K, October 16, 2020 (File No. 001-14273)

10.17

Amendment No. 1 to Credit Agreement, by and among Core Laboratories N.V., Core Laboratories (U.S.) Interests Holding, Inc., and the lenders party thereto and Bank of America, N.A., as administrative agent, dated June 22, 2020.

Form 8-K, June 23, 2020 (File No. 001-14273)

10.18	Amendment to Employment Agreement, by and between Core Laboratories N.V. and Lawrence V. Bruno, dated March 1, 2020.	Form 8-K, March 5, 2020 (File No. 001-14273)

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of KPMG LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith

101.SCH	Inline XBRL Schema Document	Filed Herewith

101.CAL	Inline XBRL Calculation Linkbase Document	Filed Herewith

101.LAB	Inline XBRL Label Linkbase Document	Filed Herewith

101.PRE	Inline XBRL Presentation Linkbase Document	Filed Herewith

101.DEF	Inline XBRL Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed Herewith

(1)	Management contracts or compensatory plans or arrangements.
(P)	Paper exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date:	February 5, 2021	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 5th day of February, 2021.

Signature	Title

/s/ LAWRENCE BRUNO	/s/ CHRISTOPHER S. HILL
Lawrence Bruno	Christopher S. Hill
Chief Executive Officer, Chairman,	Senior Vice President and
President and Supervisory Director	Chief Financial Officer

/s/ KEVIN G. DANIELS	/s/ GREGORY B. BARNETT
Kevin G. Daniels	Gregory B. Barnett
Vice President, Treasurer and	Supervisory Director
Chief Accounting Officer

/s/ MARTHA Z. CARNES	/s/ MONIQUE VAN DIJKEN EEUWIJK
Martha Z. Carnes	Monique van Dijken Eeuwijk
Supervisory Director	Supervisory Director

/s/ MARGARET ANN VAN KEMPEN	/s/ HARVEY KLINGENSMITH
Margaret Ann van Kempen	Harvey Klingensmith
Supervisory Director	Supervisory Director

/s/ MICHAEL STRAUGHEN
Michael Straughen
Supervisory Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Core Laboratories N.V.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 5, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of the goodwill impairment analysis for the Production Enhancement reporting unit

As discussed in note 17 to the consolidated financial statements, the Company recorded an impairment charge of $114 million to fully impair the goodwill associated with the Production Enhancement reporting unit. The Company performs goodwill impairment testing on an annual basis and whenever circumstances indicate that the carrying value of goodwill might exceed the fair value of a reporting unit. During the year ended December 31, 2020, management identified triggering events indicating the carrying value of the Production Enhancement reporting unit might exceed its fair value and, therefore, management performed a goodwill impairment test.

We identified the evaluation of the goodwill impairment analysis for the Production Enhancement reporting unit as a critical audit matter. The estimated fair value of the Production Enhancement reporting unit was derived from assumptions used in estimating future cash flows resulting in the application of a high degree of subjective auditor judgment. The revenue growth rates, margins, and discount rate used to estimate the fair value of the reporting unit were determined to be significant assumptions as changes to those assumptions could have had a significant effect on the Company’s assessment of the impairment of the goodwill.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. This included controls related to the determination of the fair value of the Production Enhancement reporting unit and evaluating the assumptions related to the revenue growth rates, margins, and discount rate. We evaluated the revenue growth rates and margins by comparing them to the Company’s historical performance, external market and industry data, and the revenue growth rates and margins used in other processes. To assess the Company’s ability to forecast, we compared the Company’s historical revenue and margins forecasts to actual results. We involved a valuation professional with specialized skills and knowledge, who assisted in:

—Evaluating the Company’s discount rate, by comparing it to a discount rate range that was independently developed using publicly available market data for comparable entities

—Evaluating the Company’s revenue growth rates and margins for the Production Enhancement reporting unit, by comparing them to publicly available data for comparable companies and the Company’s analyst reports

—Assessing the estimate of the Production Enhancement reporting unit fair value using the reporting unit’s cash flow assumptions and internally developed discount rate and comparing the result to the Company’s fair value estimate.

The impact of the Company’s tax structure on its income tax provision

As discussed in note 10 to the consolidated financial statements, the Company is domiciled in the Netherlands and has international operations requiring the evaluation of income taxes across many tax jurisdictions. The Company recorded deferred tax assets of $73 million and deferred tax liabilities of $21 million as of December 31, 2020, and income tax expense of $6 million for the year then ended.

We identified the evaluation of the impact of the Company’s tax structure on its income tax provision as a critical audit matter. Evaluation of the identification, interpretation, and application of tax laws in the relevant jurisdictions, which can be complex and subject to change, and their impact on the Company’s income tax provision required a high degree of auditor judgment and specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the identification, interpretation and application of tax laws. We inspected the Company’s legal entity organization chart to identify changes in structure. We evaluated the effects of changes in tax law by reading the Company’s correspondence and agreements with relevant tax authorities, intercompany documentation, and advice and guidance from third parties. We identified certain transactions during the year involving the interpretation of tax law and evaluated the relevant accounting impact on the tax provision. We involved income tax professionals with specialized skills and knowledge who assisted in (1) assessing the Company’s application of tax laws, including statutes, regulations, and case law, (2) identifying changes in tax laws in relevant jurisdictions, (3) and evaluating the impact on the tax provision of certain transactions.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.

Houston, Texas
February 5, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Core Laboratories N.V.:

Opinion on Internal Control Over Financial Reporting

We have audited Core Laboratories N.V. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report February 5, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Houston, Texas
February 5, 2021

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(In thousands, except share and per share data)

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,806	$11,092
Accounts receivable, net of allowance for credit losses of $4,068 and $2,730 at 2020 and 2019, respectively	83,192	131,579
Inventories	38,151	50,163
Prepaid expenses	14,797	15,951
Income taxes receivable	9,675	6,527
Other current assets	6,227	5,925
TOTAL CURRENT ASSETS	165,848	221,237
PROPERTY, PLANT AND EQUIPMENT, net	115,293	123,506
RIGHT OF USE ASSETS	66,385	75,697
INTANGIBLES AND GOODWILL	108,028	230,875
DEFERRED TAX ASSETS, net	72,775	67,312
OTHER ASSETS	40,250	56,046
TOTAL ASSETS	$568,579	$774,673
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$23,028	$35,611
Accrued payroll and related costs	26,526	26,689
Taxes other than payroll and income	6,556	8,366
Unearned revenues	5,457	13,381
Operating lease liabilities	11,437	11,841
Income taxes payable	8,347	6,324
Other current liabilities	8,399	9,382
TOTAL CURRENT LIABILITIES	89,750	111,594
LONG-TERM DEBT, net	259,433	305,283
LONG-TERM OPERATING LEASE LIABILITIES	56,108	64,660
DEFERRED COMPENSATION	39,145	50,485
DEFERRED TAX LIABILITIES, net	20,585	27,338
OTHER LONG-TERM LIABILITIES	27,985	33,173
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 44,796,252 issued and 44,572,801 outstanding at 2020 and 44,796,252 issued and 44,465,562 outstanding at 2019	1,148	1,148
Additional paid-in capital	41,184	51,872
Retained earnings	50,456	160,539
Accumulated other comprehensive income (loss)	(7,200)	(6,330)
Treasury shares (at cost), 223,451 at 2020 and 330,690 at 2019	(14,075)	(29,364)
Total Core Laboratories N.V. shareholders' equity	71,513	177,865
Non-controlling interest	4,060	4,275
TOTAL EQUITY	75,573	182,140
TOTAL LIABILITIES AND EQUITY	$568,579	$774,673

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands, except per share data)

	2020	2019	2018
REVENUE:
Services	$376,421	$474,193	$486,820
Product sales	110,846	194,017	214,026
Total revenue	487,267	668,210	700,846
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	279,281	345,641	343,833
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below	95,486	149,938	153,131
General and administrative expenses, exclusive of depreciation expense shown below	34,033	48,023	62,910
Depreciation	19,727	20,812	22,013
Amortization	1,140	1,793	1,074
Impairments and other charges	122,204	—	—
Inventory write-down	10,375	—	—
Other (income) expense, net	1,826	5,319	(737)
OPERATING INCOME (LOSS)	(76,805)	96,684	118,622
Interest expense	14,372	14,690	13,328
Income (loss) before income tax	(91,177)	81,994	105,294
Income tax expense (benefit)	5,896	(12,290)	25,447
Income (loss) from continuing operations	(97,073)	94,284	79,847
Income (loss) from discontinued operations	(424)	7,833	(58)
Net income (loss)	(97,497)	102,117	79,789
Net income (loss) attributable to non-controlling interest	140	134	263
Net income (loss) attributable to Core Laboratories N.V.	$(97,637)	$101,983	$79,526

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$(2.18)	$2.13	$1.81
Basic earnings (loss) per share from discontinued operations	$(0.01)	$0.17	$(0.01)
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$(2.20)	$2.30	$1.80

Diluted earnings (loss) per share from continuing operations	$(2.18)	$2.11	$1.80
Diluted earnings (loss) per share from discontinued operations	$(0.01)	$0.17	$(0.01)
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$(2.20)	$2.28	$1.79

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	44,477	44,357	44,206
Assuming dilution	44,477	44,646	44,474

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Net income (loss)	$(97,497)	$102,117	$79,789
Other comprehensive income (loss):
Interest rate swaps:
Gain (loss) on fair value of interest rate swaps	(2,106)	(1,058)	418
Interest expense reclassified to net income (loss)	669	(61)	69
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	302	235	(102)
Total interest rate swaps	(1,135)	(884)	385
Pension and other postretirement benefit plans
Adjustment of unrecognized pension actuarial gain (loss)	351	(1,988)	1,557
Prior service cost
Prior service cost recognized during year	—	—	157
Amortization of prior service cost reclassified to net income (loss)	—	(848)	(106)
Amortization actuarial gain (loss) reclassified to net income (loss)	—	3,171	1,706
Income tax expense (benefit) on pension and other postretirement benefit plans reclassified to net income (loss)	(86)	(325)	(802)
Total pension and other postretirement benefit plans	265	10	2,512
Total other comprehensive income (loss)	(870)	(874)	2,897
Comprehensive income (loss)	(98,367)	101,243	82,686
Comprehensive income (loss) attributable to non-controlling interests	140	134	263
Comprehensive income (loss) attributable to Core Laboratories N.V.	$(98,507)	$101,109	$82,423

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

	2020	2019	2018
Common Shares
Balance at Beginning of Period	$1,148	$1,148	$1,148
Balance at End of Period	$1,148	$1,148	$1,148

Additional Paid-In Capital
Balance at Beginning of Period	$51,872	$57,438	$54,463
Stock-based compensation	(10,688)	(5,566)	2,975
Balance at End of Period	$41,184	$51,872	$57,438

Retained Earnings
Balance at Beginning of Period	$160,539	$156,130	$173,855
Dividends paid	(12,446)	(97,574)	(97,251)
Net income (loss) attributable to Core Laboratories N.V.	(97,637)	101,983	79,526
Balance at End of Period	$50,456	$160,539	$156,130

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(6,330)	$(5,456)	$(8,353)
Pension and other post retirement benefit plans, net of income tax	265	10	2,512
Interest rate swaps, net of income tax	(1,135)	(884)	385
Balance at End of Period	$(7,200)	$(6,330)	$(5,456)

Treasury Shares
Balance at Beginning of Period	$(29,364)	$(52,501)	$(76,269)
Stock-based compensation	18,082	26,445	31,219
Repurchase of common shares	(2,793)	(3,308)	(7,451)
Balance at End of Period	$(14,075)	$(29,364)	$(52,501)

Non-Controlling Interest
Balance at Beginning of Period	$4,275	$4,141	$3,888
Non-controlling interest additions	—	—	(10)
Non-controlling interest dividends	(355)	—	—
Net income (loss) attributable to non-controlling interest	140	134	263
Balance at End of Period	$4,060	$4,275	$4,141

Total Equity
Balance at Beginning of Period	$182,140	$160,900	$148,732
Stock-based compensation	7,394	20,879	34,194
Repurchase of common shares	(2,793)	(3,308)	(7,451)
Dividends paid	(12,446)	(97,574)	(97,251)
Non-controlling interest additions	—	—	(10)
Non-controlling interest dividends	(355)	—	—
Pension and other post retirement benefit plans, net of income tax	265	10	2,512
Interest rate swaps, net of income tax	(1,135)	(884)	385
Net income (loss)	(97,497)	102,117	79,789
Balance at End of Period	$75,573	$182,140	$160,900

Cash Dividends per Share	$0.28	$2.20	$2.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share and per share data)

	2020	2019	2018
Common Shares - Number of shares issued
Balance at Beginning of Period	44,796,252	44,796,252	44,796,252
Balance at End of Period	44,796,252	44,796,252	44,796,252

Treasury Shares - Number of shares
Balance at Beginning of Period	(330,690)	(479,407)	(612,047)
Stock-based compensation	208,168	220,417	218,625
Repurchase of common shares	(100,929)	(71,700)	(85,985)
Balance at End of Period	(223,451)	(330,690)	(479,407)

Common Shares - Number of shares outstanding
Balance at Beginning of Period	44,465,562	44,316,845	44,184,205
Stock-based compensation	208,168	220,417	218,625
Repurchases of common shares	(100,929)	(71,700)	(85,985)
Balance at End of Period	44,572,801	44,465,562	44,316,845

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$(97,073)	$94,284	$79,847
Income (loss) from discontinued operations, net of income tax	(424)	7,833	(58)
Net income (loss)	(97,497)	102,117	79,789
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	7,394	20,879	34,194
Depreciation and amortization	20,867	22,605	23,087
Impairments, inventory write-down and other charges	132,579	—	—
Changes in value of life insurance policies	(894)	(2,899)	(874)
Deferred income taxes	(12,216)	(36,345)	1,832
Realization of pension obligation	188	(112)	2,257
Net provision for credit losses	1,618	754	692
Gain on sale of business	—	(1,154)	—
(Gain) loss on sale of discontinued operations	573	(8,411)	—
Other non-cash items	(683)	(200)	(159)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	46,421	(3,191)	2,265
Inventories	1,471	(3,892)	(10,403)
Prepaid expenses and other current assets	(2,296)	3,561	(9,048)
Other assets	(1,905)	(46)	6,264
Accounts payable	(12,838)	(3,757)	(1,752)
Accrued expenses	602	8,067	(6,903)
Unearned revenue	(7,924)	(5,513)	1,825
Other liabilities	(17,592)	(2,936)	(11,239)
Net cash provided by operating activities	57,868	89,527	111,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,880)	(22,269)	(21,741)
Patents and other intangibles	(498)	(180)	(1,190)
Acquisitions, net of cash acquired	—	—	(47,314)
Distribution received from life insurance policies	20,443	—	—
Proceeds from sale of assets	1,734	887	882
Proceeds from sale of business	—	2,980	—
Proceeds (payment) from sale of discontinued operations	(225)	14,789	—
Premiums on life insurance policies	(1,723)	(1,884)	(1,276)
Net cash provided by (used in) investing activities	7,851	(5,677)	(70,639)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(102,000)	(123,000)	(114,000)
Proceeds from long-term debt	56,000	138,000	178,000
Debt financing costs	(1,536)	—	(1,760)
Dividends paid	(12,446)	(97,574)	(97,251)
Repurchase of common shares	(2,793)	(3,308)	(7,451)
Other financing activities	(230)	8	(10)
Net cash used in financing activities	(63,005)	(85,874)	(42,472)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,714	(2,024)	(1,284)
CASH AND CASH EQUIVALENTS, beginning of year	11,092	13,116	14,400
CASH AND CASH EQUIVALENTS, end of year	$13,806	$11,092	$13,116

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2020, 2019 and 2018

(In thousands)

	2020	2019	2018
Supplemental disclosures of cash flow information:
Cash payments for interest	$11,669	$13,631	$11,499
Cash payments for income taxes	$21,325	$13,804	$31,928
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the year	$1,064	$222	$628

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

We operate our business in two reportable segments: (1) Reservoir Description and (2) Production Enhancement. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields. For a description of product types and services offered by these business segments, see Note 21 - Segment Reporting and Other Disaggregated Information.

In a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment. We completed the divestment of this business in 2019; the disclosure relating to the divestment of this business is included in Note 20 - Discontinued Operations. All prior period income statements have been adjusted to reclassify amounts related to this business to discontinued operations to conform to current period presentation. All disclosures on operating income and net income within these statements reflect the results from continuing operations for all periods presented. These reclassifications had no impact on the reported net income attributable to Core Laboratories N.V., financial position or cash flows for any of these prior periods.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Core Laboratories and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financials have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP"). We use the equity method of accounting for investments in which we have less than a majority interest and do not exercise control but do exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. We record non-controlling interest associated with consolidated subsidiaries that are less than 100% owned. All inter-company transactions and balances have been eliminated in consolidation.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the year ended December 31, 2020, 2019 and 2018.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13 ("Measurement of Credit Losses on Financial Instruments") which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The new standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this standard on January 1, 2020, and there has been no significant impact on our consolidated financial statements or on our accounting policies and processes.

In January 2017, the FASB issued ASU 2017-04 (“Simplifying the Test for Goodwill Impairment”) which eliminates a step in computing the implied fair value of goodwill with a new methodology of an entity performing an annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. We adopted this standard on January 1, 2020. The new methodology was applied for the interim goodwill impairment analysis performed upon the triggering event of the COVID-19 pandemic during the three month period ended March 31, 2020, and it did not change the conclusion that goodwill had been impaired. There has been no significant impact on our consolidated financial statements or on our accounting policies and processes as a result of adopting this updated accounting standard.

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

The following accounts, among others, require us to use estimates and assumptions:

▪	allowance for credit losses;
▪	obsolete inventory;
▪	depreciation and amortization;
▪	long-lived assets, intangibles and goodwill;
▪	income taxes;
▪	pensions and other postretirement benefits;
▪	stock-based compensation; and
▪	leases.

Accounting policies relating to these accounts and the nature of these estimates are further discussed under the applicable caption. For each of these critical estimates it is at least reasonably possible that changes in these estimates will occur in the short term which may impact our financial position or results of operations.

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2020, 2019 and 2018. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We have adopted the expected credit losses methodology for measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss impairment methodology. We evaluate our estimate for credit losses on an on-going basis throughout the year.

Concentration of Interest Rate Risk

We are exposed to interest rate risk on our revolving credit facility (the "Credit Facility") debt, which carries a variable interest rate. We are exposed to interest rate risk on our Senior Notes which carry a fixed interest rate, but whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. See Note 9 - Long-term Debt, net.

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

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients, monitor collections and payments, consider our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for credit losses for specific clients and the accounts receivable, as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for credit losses. Our allowance for credit losses totaled $4.1 million and $2.7 million at December 31, 2020 and 2019, respectively. The net carrying value of accounts receivable approximates fair value.

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

When long-lived assets are sold or retired, the remaining costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized.

We review our long-lived assets for impairment when events or changes in circumstances indicate that their net book value may not be recovered over their remaining service lives. Indicators of possible impairment may include significant declines in activity levels in regions where specific assets or groups of assets are located, extended periods of idle use, declining revenue or cash flow or overall changes in general market conditions.

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2020, 2019 and 2018.

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

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. We determine if an arrangement is an operating or finance lease at inception. Lease assets and lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Where our lease does not provide an implicit rate, we estimate the discount rate used to discount the future minimum lease payments using our incremental borrowing rate and other information available at the commencement date. Operating leased assets also include all initial direct costs incurred. The lease term may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating leased assets are included in ROU assets and current and long-term operating lease liabilities in our consolidated balance sheet. Finance leases are included in property, plant and equipment and other current and other long- term liabilities in our consolidated balance sheet.

ROU assets are subsequently depreciated over the estimated useful life of the asset and operating lease liabilities are carried at amortized cost using the effective interest rate method.

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

Intangibles and Goodwill

Intangible assets, including patents, trademarks, technology and trade names, are carried at cost less accumulated amortization, for intangibles with a definite life, and any accumulated impairment. Intangibles with definite lives are amortized using the straight-line method based on the estimated useful life of the intangible. Intangibles with indefinite lives, which consist primarily of corporate trade names, are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that impairment is possible.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate possible impairment.

We assess goodwill for impairment by comparing the fair value of the reporting unit to its carrying value. If the fair value of a reporting unit is less than its carrying value, then there is an impairment loss limited to the amount of goodwill allocated to that reporting unit. Our reporting units are the same as our two reportable segments. We estimate the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows are based on the Company's best estimate of future performance. Our impairment analysis is both qualitative and quantitative, and includes subjective estimates based on assumptions regarding future revenue growth rates, discount rates and expected margins.

We recorded $122.2 million of impairment charges relating to our goodwill and certain intangibles assets during the year ended December 31, 2020. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2019 and 2018.

Any subsequent impairment loss could result in a material adverse effect upon our financial position and results of operations.

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2020	2019
Cash surrender value of life insurance policies	$31,201	$47,195
Investments in unconsolidated affiliates	4,094	3,969
Other	4,955	4,882
Total other assets	$40,250	$56,046

Cash surrender value of life insurance policies relates to postretirement benefit plans. See Note 11 - Pension and Other Postretirement Benefit Plans. Investments include unconsolidated affiliates accounted for under the equity method where the operations of these entities are in-line with those of our core businesses. These entities are not considered special purpose entities, nor do we have special off-balance sheet arrangements through these entities.

Accounts Payable

Trade accounts payable are recorded at their invoiced amounts and do not bear interest. The carrying value of accounts payable approximates fair value.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the asset is expected to be recovered or the liability is expected to be settled. We include interest and penalties from tax judgments in income tax expense.

We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense. See Note 10 - Income Taxes.

Comprehensive Income

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income consists of prior service costs and unrecognized net actuarial gain or loss from a pension plan and changes in the fair value of our interest rate swaps. See Note 11 - Pension and Other Postretirement Benefit Plans and Note 15 - Derivative Instruments and Hedging Activities.

Revenue Recognition

All of our revenue is derived from contracts with clients. Our contracts generally include standard commercial payment terms generally acceptable in each region, and do not include financing with extended payment terms. We have no significant obligations for refunds, warranties, or similar obligations. Our revenue does not include taxes collected from our customers. In certain circumstances we apply the guidance in Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers ("Topic 606") to a portfolio of contracts with similar characteristics. We use estimates and assumptions when accounting for a portfolio that reflect the size and composition of the portfolio of contracts.

We recognize revenue at an amount that reflects the consideration expected to be received in exchange for such services or goods as described below by applying the five-step method to:  (1) identify the contract(s) with clients; (2) identify the performance obligation(s) in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligation(s) in the contract; and (5) recognize revenue when (or as) we satisfy the performance obligation(s).A performance obligation is a promise in a contract to transfer a distinct service or good to a client, and is the unit of account under Topic 606. We have contracts with two general groups of performance obligations: those that require us to perform analysis and/or diagnostic tests in our laboratory or at the client's wellsite and those from the sale of tools, diagnostic and equipment products and related services.

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

To a lesser extent, we enter into other types of contracts including service arrangements and non-subscription software and licensing agreements. We recognize revenue for these arrangements over time or at a point in time depending on our evaluation of when the client obtains control of the promised services or products

Product Sales Revenue: We manufacture equipment that we sell to our clients in the oil and gas industry. We recognize revenue when control of the promised product is transferred to the client. Control of the product usually passes to the client at the time shipment is made or picked up by the client at our facilities, as defined within the contract.

Contract Assets and Liabilities

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

Disaggregation of Revenue

We contract with clients for service revenue and/or product sales revenue. We present revenue disaggregated by services and product sales in our consolidated statements of operations. For revenue disaggregated by reportable segment, see Note 21 - Segment Reporting and Other Disaggregated Information.

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows with our subsidiaries are transacted in USD. Revenue and expenses denominated in other currencies are measured at the applicable month-end exchange rate which approximates the average exchange rate. We remeasure monetary assets and liabilities denominated in other currencies to USD at year-end exchange rates. Non-monetary items, depreciation, amortization and certain components of cost of sales are measured at historical rates. For the years ended December 31, 2020, 2019 and 2018, we incurred net remeasurement losses of $1.2 million, $1.7 million, and $2.6 million, respectively. Remeasurement and settlement difference are included in other (income) expense, net in the accompanying consolidated statements of operations.

Pension and Other Postretirement Benefit Plans

We provide a non-contributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. We recognize net periodic pension costs associated with the Dutch plan in income and recognize the unfunded status of the plan, if any, as a long-term liability. We recognize the actuarial gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income. The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates. Actual results could differ from those estimates. See Note 11 - Pension and Other Postretirement Benefit Plans.

We maintain defined contribution plans for the benefit of eligible employees primarily in Canada, the Netherlands, the United Kingdom and the United States. We expense contributions in the period the contribution is made.

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

Stock-Based Compensation

For new awards issued and awards modified, repurchased or canceled, we record compensation expense in the consolidated statements of operations equal to the fair value of the award at the date of the grant, modification, repurchase or cancellation over the requisite service period of the award.

Earnings Per Share

We compute basic earnings per common share by dividing net income attributable to Core Laboratories N.V. by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the incremental effect of contingently issuable shares from performance and restricted stock awards, as determined using the treasury stock method. The following table summarizes the calculation of weighted average common shares outstanding used in the computation of basic and diluted earnings per share (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Weighted average common shares outstanding - basic	44,477	44,357	44,206
Effect of dilutive securities:
Performance shares	—	242	221
Restricted stock	—	47	47
Weighted average common shares outstanding - assuming dilution	44,477	44,646	44,474

For the year ended December 31, 2020, the number of outstanding performance shares and restricted shares of Core Laboratories N.V. common stock that were excluded from diluted earnings per share calculation, as their impact would be antidilutive, were as follows (in thousands):

December 31, 2020
Performance shares	308
Restricted Stock	189

3.  CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and contract liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Contract assets
Current	$1,238	$2,183
Non-Current	—	244
	$1,238	$2,427
Contract Liabilities
Current	$953	$4,473
Non-current	293	383
	$1,246	$4,856

Estimate of when contract liabilities will be recognized
within 12 months	$953
within 12 to 24 months	$293
greater than 24 months	$—

The current portion of contract assets are included in our accounts receivable as of December 31, 2020 and 2019.

The current portion of contract liabilities is included in unearned revenue and the non-current portion of contract liabilities is included in other long-term liabilities. We did not recognize any impairment losses on our receivables and contract assets for the year ended December 31, 2020 and 2019.

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

We had no significant acquisitions during the years ended December 31, 2020 and 2019.

5.  INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2020	2019
Finished goods	$16,461	$26,507
Parts and materials	19,098	21,419
Work in progress	2,592	2,237
Total inventories	$38,151	$50,163

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying consolidated statements of operations. See Note 18 - Inventory Write-down for further detail.

6.  PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net are as follows (in thousands):

	December 31,
	2020	2019
Land	$11,395	$11,435
Building and leasehold improvements	117,098	116,306
Machinery and equipment	280,778	277,952
Total property, plant and equipment	409,271	405,693
Less - accumulated depreciation	(293,978)	(282,187)
Property, plant and equipment, net	$115,293	$123,506

7.  LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles.

The components of lease expense are as follows (in thousands):

	For the Year Ended December 31,
	2020	2019

Operating lease expense	$17,848	$18,639
Short-term lease expense	1,801	1,228
Variable lease expense	1,442	920
Total lease expense	$21,091	$20,787

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,049	$18,195
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$5,654	11,688
Weighted-average remaining lease term - operating leases	8.69 years	9.07 years
Weighted-average discount rate - operating leases	4.70%	4.94%

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

December 31, 2020
2021	$13,769
2022	12,062
2023	10,301
2024	8,123
2025	7,040
Thereafter	31,156
Total undiscounted lease payments	$82,451
Less: Imputed interest	(14,906)
Total lease liabilities	$67,545

During the year ended December 31, 2020, the Company recorded a net loss on lease abandonment of $0.5 million, for certain properties that ceased in use and are expected to provide no future economic benefits.

8.  INTANGIBLES AND GOODWILL

The components of intangibles, net are as follows (in thousands):

		December 31,
		2020		2019
	Useful life	Gross Carrying	Accumulated Amortization	Gross Carrying	Accumulated
	in years	Value	and Impairment	Value	Amortization
Acquired trade secrets	2-20	$4,278	$3,120	$3,613	$2,463
Acquired patents, technology and trademarks	4-15	15,348	12,677	15,622	4,193
Agreements not to compete	2-5	1,149	1,036	1,149	919
Acquired trade names	Indefinite	4,641	—	4,641	—
Total intangibles, net		$25,416	$16,833	$25,025	$7,575

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2021	$1,335
2022	$1,309
2023	$1,042
2024	$1,034
2025	$892

The changes in the carrying amount of goodwill for each reportable segment are as follows (in thousands):

	Reservoir	Production
	Description	Enhancement	Total
Balance at January 1, 2019	$99,484	$119,928	$219,412
Adjustments to goodwill acquired in previous year	—	(5,987)	(5,987)
Balance at December 31, 2019	99,484	113,941	213,425
Impairment	—	(113,941)	(113,941)
Other	(39)	—	(39)
Balance at December 31, 2020	$99,445	$—	$99,445

9.  LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	December 31,
	2020	2019
2011 Senior Notes	$150,000	$150,000
Credit Facility	111,000	157,000
Total long-term debt	261,000	307,000
Less: Debt issuance costs	(1,567)	(1,717)
Long-term debt, net	$259,433	$305,283

We have two series of senior notes outstanding with an aggregate principal amount of $150 million ("2011 Senior Notes") issued in a private placement transaction. Series A consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Series B consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the 2011 Senior Notes is payable semi-annually on March 30 and September 30.

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

Quarter ending	Maximum leverage ratio permitted
June 30, 2020 up to and including June 30, 2021	3.00
September 30, 2021	2.75
December 31, 2021 and thereafter	2.50

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

Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $12.9 million, resulting in an available borrowing capacity under the Credit Facility of $101.1 million, at December 31, 2020. In addition to indebtedness under the Credit Facility, we had $6.1 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2020.

The Credit Facility remains unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities. The terms of the Credit Facility and 2011 Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and 2011 Senior Notes each include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has the more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.82, and our interest coverage ratio is 6.09, each for the period ended December 31, 2020. We believe that we are in compliance with all covenants contained in our Credit Facility and 2011 Senior Notes. We, along with certain of our material, wholly-owned subsidiaries are guarantors or co-borrowers under the Credit Facility and 2011 Senior Notes.

We entered into two interest rate swap agreements for a total of $50 million, including one of which was entered during the year ended December 31, 2020. See Note 15 - Derivative Instruments and Hedging Activities for additional information of our derivative instruments.

The estimated fair value of total debt at December 31, 2020 and 2019 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

During the year ended December 31, 2020, the Company incurred approximately $1.6 million in professional service fees and expenses associated with the evaluation of various corporate debt issuances and debt refinancing opportunities. These corporate finance and capital structure costs were expensed immediately and classified as interest expense. On October 16, 2020, we, along with our wholly-owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into an agreement (the “2020 Notes Purchase Agreement”) to issue two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2020 Senior Notes”). The 2020 Senior Notes were issued and funded on January 12, 2021, and the proceeds were used to reduce outstanding borrowings under the Credit Facility. Series A of the 2020 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2020 Senior Notes consists of $15 million in aggregate principal amount that bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2020 Senior Notes is payable semi-annually on June 30 and December 30, commencing on June 30, 2021.

The terms of the 2020 Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in the 2020 Note Purchase Agreement) and interest expense are calculated using the most recent four fiscal quarters; and a priority indebtedness ratio (calculated as Priority Indebtedness divided by Consolidated Total Assets (as defined in the 2020 Notes Purchase Agreement). The financial covenants for the 2020 Senior Notes are aligned with the Credit Facility and the associated 2020 Note Purchase Agreement also allows renegotiation of the ratios in consideration of changes in accounting principles. We, along with certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the 2020 Senior Notes. The proceeds of the 2020 Senior Notes were used to reduce outstanding borrowings under the Credit Facility, and along with $15 million of existing available capacity under the Credit Facility, will refinance the $75 million  Series A 2011 Senior Notes due in September 2021. Accordingly, we have reclassified amounts due under the Series A 2011 Senior Notes as long-term debt.

10.  INCOME TAXES

The components of income (loss) before income tax are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
United States	$(45,167)	$61,374	$61,680
Other countries	(46,010)	20,620	43,614
Income (loss) before income tax	$(91,177)	$81,994	$105,294

The components of income tax expense are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Current:
United States	$5,181	$8,786	$13,198
Other countries	11,926	13,267	10,132
State and provincial	618	(28)	1,548
Total current	17,725	22,025	24,878
Deferred:
United States	(69)	(57,250)	(1,340)
Other countries	(11,144)	23,558	1,909
State and provincial	(616)	(623)	—
Total deferred	(11,829)	(34,315)	569
Income tax expense (benefit)	$5,896	$(12,290)	$25,447

The differences in income tax expense (benefit) computed using the Netherlands statutory income tax rate of 25% and our income tax expense (benefit) as reported in the accompanying consolidated statements of operations are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Tax at the Netherlands income tax rate	$(23,005)	$22,895	$26,189
International earnings taxed at rates other than the Netherlands statutory rate	14,986	(1,343)	(14,997)
Non-deductible expenses	2,977	3,516	4,452
Change in valuation allowance	23	(3,491)	1,513
State and provincial taxes	(227)	(825)	1,566
Tax credits	(5,975)	(3,893)	(3,939)
Benefit from corporate restructuring	—	(59,336)	—
Unremitted earnings of subsidiaries	418	26,126	—
Adjustments of prior year taxes	545	(1,684)	2,350
Adjustments of income tax reserves	(1,965)	1,084	(1,613)
Non-deductible goodwill impairment	15,547	—	—
Foreign exchange	226	2,014	5,936
Accrued withholding taxes	2,092	2,603	2,911
Other	254	44	1,079
Income tax expense (benefit)	$5,896	$(12,290)	$25,447

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry-forwards	$13,892	$7,209
Tax credit carry-forwards	2,996	1,888
Accruals for compensation	8,587	8,240
Accruals for inventory capitalization	3,445	1,788
Unrealized benefit from corporate restructuring	53,501	56,985
Intangibles	830	—
Unrealized benefit plan loss	2,366	3,740
Unrealized foreign exchange	2,852	3,842
Unearned revenue	741	1,849
Other	1,989	1,839
Total deferred tax assets	91,199	87,380
Valuation allowance	(6,264)	(6,241)
Net deferred tax assets	84,935	81,139
Deferred tax liabilities:
Intangibles	—	(6,263)
Property, plant and equipment	(4,998)	(3,546)
Accrued interest	—	(1,679)
Accrued withholding taxes	(26,916)	(26,718)
Unrealized foreign exchange	(610)	(2,653)
Other	(221)	(306)
Total deferred tax liabilities	(32,745)	(41,165)
Net deferred income taxes	$52,190	$39,974

	December 31,
	2020	2019
Long-term deferred tax assets	$72,775	$67,312
Long-term deferred tax liabilities	(20,585)	(27,338)
Total deferred tax assets (liabilities)	$52,190	$39,974

At December 31, 2020, we had tax net operating loss carry-forwards in various tax jurisdictions of $62.3 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance. As of December 31, 2020, if unused, $11.2 million will expire between 2021 and 2023, $5.2 million will expire between 2024 and 2026, $7.0 million will expire between 2027 and 2030 and $15.9 million will expire beyond 2031. The remaining balance of $23.0 million is not subject to expiration. During 2020, we have no net operating loss carry-forwards, which carried a full valuation allowance, that expired unused.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 2009 through 2019 remain open for examination in various tax jurisdictions in which we operate. The ultimate settlement and timing of these additional tax assessments is uncertain but the Company will continue to vigorously defend its return filing position and does not view the assessments as probable at this time.

During 2020, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Unrecognized tax benefits at January 1,	$7,301	$7,471	$10,124
Tax positions, current period	1,650	495	543
Tax positions, prior period	(491)	(361)	(304)
Settlements with taxing authorities	(2,159)	(18)	(2,207)
Lapse of applicable statute of limitations	(46)	(286)	(685)
Unrecognized tax benefits at December 31,	$6,255	$7,301	$7,471

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. For the years ended December 31, 2020, 2019 and 2018, we recognized $0.9 million, $1.3 million and $0.6 million, respectively, in interest and penalties. For the years ended December 31, 2020, 2019 and 2018, we had $4.2 million, $5.1 million and $3.9 million, respectively, accrued for the payment of interest and penalties. Changes in our estimate of unrecognized tax benefits would affect our effective tax rate. As of December 31, 2020, 2019 and 2018 there are $0.5 million, $0.9 million and $0.6 million, respectively, of unrecognized tax benefits that could be resolved within the next twelve months which could have a positive effect on the annual effective tax rate.

11.  PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. This pension benefit was based on years of service and final pay depending on when the employee began participating. The benefits earned by the employees are immediately vested. We funded the future obligations of the Dutch Plan by purchasing an insurance contract from a large multi-national insurance company with a five-year maturity. Each year we made annual premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender and current salary, and (2) for the changes in the benefit obligation for prior years of service due to changes in participants' salary. We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2), which approximates the contract value of the investments.

During 2019 and 2018, there was a curtailment of the Dutch Plan for our Dutch employees whose pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. These employees have been moved into the Dutch defined contribution plan. This event resulted in a curtailment gain of $1.0 million, $2.6 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company. There is no further contribution required to fund the Dutch Plan after December 31, 2019.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch Plan (in thousands):

	December 31,
	2020	2019
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$65,246	$60,671
Service cost	—	755
Interest cost	679	1,027
Amendments/curtailments	(1,049)	(2,621)
Benefits paid and administrative expenses	(1,329)	(1,229)
Actuarial (gain) loss, net	5,056	7,979
Unrealized (gain) loss on foreign exchange	6,080	(1,336)
Projected benefit obligation at end of year	$74,683	$65,246

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$59,318	$53,273
Increase in plan asset value	6,041	6,905
Employer contributions	601	1,558
Benefits paid and administrative expenses	(1,329)	(1,246)
Unrealized gain (loss) on foreign exchange	5,688	(1,172)
Fair value of plan assets at end of year	$70,319	$59,318

Under-funded status of the plan at end of the year	$(4,364)	$(5,928)

Accumulated Benefit Obligation	$74,683	$65,246

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation and the net periodic pension costs for the Dutch Plan:

	December 31,
	2020	2019
Weighted average assumed discount rate	0.45%	1.05%
Expected long-term rate of return on plan assets	0.45%	1.05%
Weighted average rate of compensation increase	1.50%	1.80%

The discount rate used to determine our projected benefit obligation at December 31, 2020 was decreased from 1.05% to 0.45%, consistent with a general decrease in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the Consolidated Balance consist of (in thousands):

	December 31,
	2020	2019
Deferred tax asset	$1,192	$1,482
Other long-term liabilities	4,364	5,928
Accumulated other comprehensive loss	(5,375)	(5,640)

The components of net periodic pension cost for the Dutch Plan include (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Service cost	$—	$755	$1,453
Interest cost	679	1,027	1,244
Expected return on plan assets	(634)	(914)	(1,077)
Administrative charges	—	17	37
Curtailment	(1,049)	(2,621)	(1,219)
Prior service cost	—	(848)	(106)
Net actuarial loss	—	3,171	1,706
Net periodic pension cost	$(1,004)	$587	$2,038

Plan assets at December 31, 2020 and 2019 consist of insurance contracts with returns equal to the contractual rate, which are comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the weighted-average contractual rates for each contract. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

In 2021, our minimum funding requirements are expected to be $0.6 million. Our estimate of future annual contributions is based on current funding and the unconditional indexation requirements, and we believe these contributions will be sufficient to fund the plan.

Expected benefit payments to eligible participants under this plan for the next five years are as follows (in thousands):

December 31, 2020
2021	$1,527
2022	$1,618
2023	$1,662
2024	$1,785
2025	$1,861
Succeeding five years	$11,490

Defined Contribution Plans

We maintain defined contribution plans for the benefit of eligible employees primarily in Canada, the Netherlands, the United Kingdom, and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the defined contribution plans. Our primary obligation under these defined contribution plans is limited to paying the annual contributions. For the years ended December 31, 2020, 2019 and 2018, we paid $3.6 million, $5.3 million and $4.3 million, respectively, for our contributions and our additional discretionary contributions to the defined contribution plans.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant’s termination of employment to the extent they are not vested at that time.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees to provide additional retirement income to the participants. The benefit is determined by the contract for either a fixed amount or by a calculation using years of service or age at retirement along with the average of their base salary for the five years prior to retirement. We are not required to fund this arrangement; however, we have purchased life insurance policies with cash surrender values to assist us in providing the benefits pursuant to these deferred compensation contracts with the actual benefit payments made by Core Laboratories. The charge to expense for these deferred compensation contracts for the years ended December 31, 2020, 2019 and 2018 was $1.0 million, $2.0 million and $1.2 million, respectively.

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

We have also adopted a non-qualified deferred compensation plan (“Deferred Compensation Plan”) that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the Deferred Compensation Plan for employees in the United States, due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value. The benefits under these contracts are fully vested. Our primary obligation for the Deferred Compensation Plan is limited to our annual contributions. Employer contributions to the

Deferred Compensation Plan for the years ended December 31, 2020, 2019 and 2018 were $0.03 million, $0.1 million, and $0.1 million, respectively.

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

In 1998, we entered into employment agreements with three senior executive officers that provided for certain deferred compensation benefits. All of these executive officers have retired from the Company and the payment of these deferred compensation benefits have been made as of December 31, 2020.

We do not maintain any off-balance sheet debt or other similar financing arrangements nor have we formed any special purpose entities for the purpose of maintaining off-balance sheet debt.

See Note 9 - Long-term debt, net for amounts committed under letters of credits and performance guarantees and bonds.

13.  EQUITY

Common Shares

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC (the “Equity Distribution Agreement”) for the issuance and sale of up to $60.0 million of our common shares. Under terms of the Equity Distribution Agreement, the sales of our common shares may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933. The Company elects when to issue a placement notice which may, among other sales parameters, specify the number of shares to be sold, the minimum price per share to be accepted, the daily volume of shares that may be sold and the range of dates when shares may be sold.

We incurred $0.2 million of issuance costs associated with the Equity Distribution Agreement. These costs have been deferred and are included in other current assets on the Consolidated Balance Sheets. The costs will be charged to additional paid-in capital when a sale occurs based on the dollar amount of common shares sold to the total dollar amount of anticipated common share sales under the Equity Distribution Agreement of $60.0 million. Any remaining deferred issuance costs at the termination of the agreement will be charged to expense. All other issuance costs associated with a sale under the agreement will be charged to additional paid-in capital at the date of the sales transaction.

There have been no sales under the agreement as of December 31, 2020, or for the time period of January 1, 2021 through February 5, 2021.

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 20, 2020, our shareholders authorized an extension to repurchase up to 10% of our issued share capital through November 20, 2021. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. From the activation of the share repurchase program on October 29, 2002 through December 31, 2020, pursuant to shareholder approvals, we have repurchased 39,790,928 shares for an aggregate purchase price of approximately $1.7 billion, or an average price of $41.54 per share and have canceled 33,475,406 shares with an historical cost of $1.2 billion. At December 31, 2020, we held 223,451 shares in treasury with the authority to repurchase 4,256,174 additional shares under our stock repurchase program. Subsequent to year-end, we have repurchased 549 shares at a total cost of $17.3 thousand. During the year ended December 31, 2020, we repurchased rights to 70,929 shares valued at $1.7 million, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan.

Dividend Policy

In 2008, Core Laboratories announced the initiation of a cash dividend program. Cash dividends of $0.25 per share were paid in the first quarter of 2020 and $0.01 per share in each remaining quarter of 2020. Cash dividends of $0.55 per share were paid each quarter of 2019. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions. On January 15, 2021, the Company declared a cash dividend of $0.01 per share of common stock payable February 16, 2021 to shareholders of record on January 25, 2021.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in Accumulated other comprehensive income (loss) consist of the following (in thousands):

	December 31,
	2020	2019
Pension and other postretirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,375)	$(5,640)
Interest rate swaps - net fair value loss	(1,825)	(690)
Total Accumulated other comprehensive income (loss)	$(7,200)	$(6,330)

14.  STOCK-BASED COMPENSATION

We have granted restricted stock awards under two stock incentive plans: the 2020 Long-Term Incentive Plan and the 2014 Nonemployee Director Stock Incentive Plan. Awards under the following three compensation programs have been granted pursuant to both plans: (1) the Performance Share Award Program ("PSAP"); (2) the Restricted Share Award Program ("RSAP") and (3) the Restricted Share Award Program for Nonemployee Directors (the "Program").

We issue shares from either treasury stock or authorized shares upon the lapsing of vesting restrictions on restricted stock. In 2020, we issued 208,168 shares out of treasury stock relating to the vesting of restricted stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2020 Long-Term Incentive Plan

In 2020, the 2014 Long-Term Incentive Plan was amended, restated and renamed as the 2020 Long-Term Incentive Plan (the "Plan"). The primary changes effected by the 2020 amendment and restatement were to (a) extend the period during which awards may be granted under the Plan to May 20, 2025, and (b) increase the number of common shares subject to the Plan by 1,100,000 shares. The Plan, as amended, provides for a maximum of 13,000,000 common shares to be granted to eligible employees. At December 31, 2020, approximately 952,697 shares remained available for the grant of new awards under the Plan. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

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

The company recorded $6.8 million and $7.2 million of additional non-cash stock compensation expense in the year ended December 31, 2020 and 2019, respectively, associated with the 2020 and 2019 PSAP awards for certain members of our executive management team who became retirement eligible during those years. The additional stock compensation expense has been recorded in accordance with FASB ASC Topic 718, "Compensation - Stock Compensation", which states that the period over which stock compensation expense is recognized should not extend beyond the eligible retirement age as defined in each executive's PSAP award agreement. The PSAP awards continue to remain unvested until the end of the performance period, and it can be determined whether the performance criteria have been achieved. The executive will not forfeit the right to vest in the awarded shares if they voluntarily retire from the Company after attaining the retirement age as defined in each agreement.

On February 13, 2018, certain executives were awarded rights to receive an aggregate of up to 162,772 common shares (the “2018 PSAP awards”) if our calculated ROIC, as defined in the PSAP, achieves certain performance criteria as compared to the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2020, December 31, 2020. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $16.0 million over the shorter of the 3-year performance period or requisite service period, as determined for each participant individually, of which $3.0 million and $11.4 million has been recognized in 2019 and 2018, respectively. In 2020, due to the significant impact of the global pandemic, COVID-19, to the oil and gas industry, the awards were modified in consideration of one time non-cash charges to determine normalized metrics. As a result, 110,248 shares vested (the target level) out of an aggregate amount of up to 162,772 (7,800 shares were previously forfeited). An adjustment of $11.9 million was recorded in the fourth quarter of 2020 to reverse previously recognized stock compensation expense for shares that were granted but did not vest, and to reflect the current fair value of the awards which did vest on December 31, 2020 as a result of the modification. This adjustment resulted in a net credit of $7.4 million for stock compensation expense recognized in 2020 for the 2018 PSAP awards, of which $6.8 million was classified in general and administrative expenses and $0.6 million is classified as cost of sales. We issued these common shares on December 31, 2020 and, simultaneously, the participants surrendered 42,033 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $1.1 million at $26.51 per share.

On February 12, 2019, certain executives were awarded rights to receive an aggregate of up to 220,065 common shares of our calculated ROIC, as defined in the PSAP, achieves certain performance criteria as compared to the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2021, December 31, 2021. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $13.1 million over the shorter of the 3-year performance period or requisite service period, as determined for each participant individually, of which $1.9 million and $8.8 million has been recognized in 2020 and 2019, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On February 11, 2020, certain executives were awarded rights to receive an aggregate of up to 267,506 common shares if our calculated ROIC, as defined in the PSAP, achieves certain performance criteria as compared to the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2022, December 30, 2022. The Compensation Committee had added a modifier based upon absolute total shareholder return (“TSR”), which is calculated based on the difference between the closing share price at end of the measurement period, i.e. on last trading day of 2022, December 31, 2022, and the closing share price as on December 31, 2019. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $14.7 million over the shorter of the 3-year performance period or requisite service period, as determined for each participant individually, of which $9.5 million has been recognized in 2020. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 321,084 shares, 182,533 shares, and 115,618 shares in 2020, 2019 and 2018, respectively. Each of these grants has a vesting period of principally six years and vests ratably on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award. As of December 31, 2020, there was $27.2 million of unrecognized total stock-based compensation expense relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 43 months. The grant-date fair value of shares granted was $4.8 million, $8.7 million and $11.6 million in 2020, 2019 and 2018, respectively. We recognized compensation expense of $6.4 million, $8.0 million and $8.9 million in 2020, 2019 and 2018, respectively. The total grant-date fair value, which is the intrinsic value, of the shares vested was $7.7 million, $8.7 million and $9.0 million in 2020, 2019 and 2018, respectively.

2014 Nonemployee Director Stock Incentive Plan

In 2014, the 2006 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2014 Nonemployee Director Stock Incentive Plan (the "Director Plan"). The primary change effected by the 2014 amendment was to extend the period during which awards may be granted under the Director Plan to May 12, 2024. The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 1,400,000 common shares. As of December 31, 2020 approximately 644,509 shares remained available for issuance under the Director Plan. Only non-employee Supervisory Directors are eligible for these equity-based awards under the Director Plan.

In 2011, the Compensation Committee of our Supervisory Board of Directors approved the restricted share award program (the "Program") to compensate our non-employee Supervisory Directors. Under this arrangement we awarded grants totaling 87,042 shares, 10,885 shares and 8,322 shares in 2020, 2019 and 2018, respectively. The shares awarded in 2020, 2019 and 2018 have a vesting period of one year for each grant. There are no performance accelerators for early vesting for these awards. Awards under the Program are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award. As of December 31, 2020, there was $0.2 million of unrecognized stock-based compensation relating to non-vested Program awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 3 months. The grant-date fair value of shares granted was $1.1 million, $0.7 million and $0.9 million in 2020, 2019 and 2018, respectively, and we have recognized compensation expense of $0.8 million, $0.8 million and $1.4 million in 2020, 2019 and 2018, respectively.

Equity Compensation Plan Information

Information about our equity compensation plans as of December 31, 2020 is as follows:

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by our shareholders
2020 Long-Term Incentive Plan	1,057,146	—	952,697
2014 Nonemployee Director Stock Incentive Plan	87,042	—	560,658
Total	1,144,188		1,513,355

Stock-based Compensation

Non-vested restricted share awards outstanding as of December 31, 2020 and changes during the year under both the Plan and the Director Plan are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2019	670,697	$75.93
Granted	747,632	$22.01
Vested	(208,168)	$92.85
Forfeited	(67,689)	$64.71
Non-vested at December 31, 2020	1,142,472	$38.23

Stock-based compensation expense under both the Plan and the Director Plan recognized in the income statement is as follows (in thousands):

	December 31,
	2020	2019	2018
Cost of product sales and services	$5,170	$7,288	$8,648
General and administrative	2,224	13,591	25,546
Total stock-based compensation expense	$7,394	$20,879	$34,194

15.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Interest Rate Risk

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

Our Credit Facility bears interest at variable rates from LIBOR plus 1.500% to a maximum of LIBOR plus 2.875% and includes a LIBOR floor of 0.500%. As a result of two interest rate swap agreements, we are subject to interest rate risk on any debt in excess of $50 million drawn on our Credit Facility.

We entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. Under the first swap agreement of $25 million, we have fixed the LIBOR portion of the interest rate at 2.50% through August 29, 2024. In February 2020, we entered into the second swap agreement of $25 million, under which we have fixed the LIBOR portion of the interest rate at 1.3% through February 28, 2025. Each swap is measured at fair value and recorded in our consolidated balance sheet as an asset or liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive income (loss) and are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At December 31, 2020, we had fixed rate long-term debt aggregating $200 million and variable rate long-term debt aggregating $61 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives at
	December 31,
	2020	2019	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$(368)	$—	Other Long-term (Liabilities)
10 year interest rate swap	(2,123)	(1,054)	Other Long-term (Liabilities)
	$(2,491)	$(1,054)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (Level 2).

The effect of the interest rate swaps on the consolidated statements of operations was as follows (in thousands):

	For the years ended December 31,
	2020	2019	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$191	$(121)	Interest Expense
10 year interest rate swap	478	60	Interest Expense
	$669	$(61)

16.  FINANCIAL INSTRUMENTS

The Company's only financial assets and liabilities which are measured at fair value on a recurring basis relate to certain aspects of the Company's benefit plans and our derivative instruments. We use the market approach to determine the fair value of these assets and liabilities using significant other observable inputs (Level 2) with the assistance of a third party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in General and administrative expenses in the Consolidated Statements of Operations. Gains and losses related to the fair value of the interest rate swaps are recorded in Other comprehensive income.

The following table summarizes the fair value balances (in thousands):

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$30,985	$—	$30,985	$—
	$30,985	$—	$30,985	$—

Liabilities:
Deferred compensation liabilities	$22,559	$—	$22,559	$—
5 year interest rate swap	368	—	368	—
10 year interest rate swap	2,123	—	2,123	—
	$25,050	$—	$25,050	$—

	Fair Value Measurement at December 31, 2019
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$47,009	$—	$47,009	$—
	$47,009	$—	$47,009	$—

Liabilities:
Deferred compensation liabilities	$34,081	$—	$34,081	$—
10 year interest rate swap	1,054	—	1,054	—
	$35,135	$—	$35,135	$—
(1) Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation liabilities.

17. IMPAIRMENTS AND OTHER CHARGES

The coronavirus disease 2019 (“COVID-19”) global pandemic resulted in government mandated shut-downs, cross-border travel restrictions, home sheltering and social distancing efforts to contain the virus and mitigate the incidence of infection. The COVID-19 mitigation efforts globally resulted in a sharp decline in the consumption of crude-oil and refined petroleum products, which in turn led to a significant decrease in spot and forward commodity prices. These events have resulted in substantial declines in the valuation of companies operating in the oil and gas services industry, including Core Laboratories. As a result, we determined that it was more likely than not that the fair value of our reporting units was less than their carrying value, which triggered an updated impairment assessment by the Company as of March 31, 2020. We performed an impairment test in accordance with ASC Topic 360 Impairment or Disposal of Long-Lived Assets and ASC Topic 350 Intangibles-Goodwill and Other as updated by ASU 2017-04 Simplifying the Test for Goodwill Impairment on our indefinite-lived and long-lived assets related to asset groups, and our reporting units.

We have two reporting units that are the same as our two reportable segments, with goodwill balances aggregating $213.4 million as of March 31, 2020. We performed a detailed quantitative impairment assessment of our reporting units. We determined that the fair value of one of the reporting units, our Production Enhancement segment representing approximately $114.0 million of the goodwill, was less than the carrying value. As a result, we concluded that the goodwill associated with our Production Enhancement segment was fully impaired, resulting in a $114.0 million goodwill impairment charge in March 2020. We determined that the Reservoir Description reporting unit’s fair value is above the carrying value, which represented the remaining balance of $99.4 million of goodwill.

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

There were no other triggering events during the year and, based on our annual assessment, we determined there was no further impairment for any of our reporting units or asset groups

18.  INVENTORY WRITE-DOWN

During the year ended December 31, 2020 as a result of the continuing adverse impact of COVID-19 and significant reduction in rig count and completions that affect the current consumption and anticipated demand for certain of our products, we recorded an additional inventory obsolescence and write-down of $10.4 million in our Production Enhancement segment.

19.  OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Gain on sale of assets	$(1,254)	$(583)	$(1,078)
Results of non-consolidated subsidiaries	(125)	(208)	(203)
Foreign exchange (gain) loss	1,160	1,725	2,598
Rents and royalties	(466)	(607)	(510)
Employment related charges	—	2,998	—
Return on pension assets and other pension costs	(1,502)	(1,501)	(644)
Acquisition-related costs	—	—	623
Gain on sale of business	—	(1,154)	—
Insurance settlement	—	—	(707)
Loss on lease abandonment	504	—	—
Cost reduction and other charges	3,943	5,555	—
Other, net	(434)	(906)	(816)
Total Other (income) expense, net	$1,826	$5,319	$(737)

Foreign Currency Risk

We operate in a number of international areas which exposes us to foreign currency exchange rate risk. We do not currently hold or issue forward exchange contracts or other derivative instruments for hedging or speculative purposes. A forward exchange contract is an agreement to exchange different currencies at a given date and at a specified rate. Foreign exchange gains and losses result from fluctuations in the USD against foreign currencies and are included in other (income) expense, net in the consolidated statements of operations. We recognize foreign exchange losses in countries where the USD weakened against the local currency and we had net monetary liabilities denominated in the local currency; as well as countries where the USD strengthened against the local currency and we had net monetary assets denominated in the local currency. We recognize foreign exchange gains in countries where the USD strengthened against the local currency and we had net monetary liabilities denominated in the local currency and in countries where the USD weakened against the local currency and we had net monetary assets denominated in the local currency.

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Australian Dollar	$174	$158	$183
British Pound	653	599	158
Canadian Dollar	590	489	458
Euro	458	469	208
Other currencies, net	(715)	10	1,591
Foreign exchange (gain) loss, net	$1,160	$1,725	$2,598

20.  DISCONTINUED OPERATIONS

In a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment.

On June 7, 2019, we entered into a definitive purchase agreement for approximately $16.6 million in cash. A pre-tax gain of $8.3 million was recognized in connection with this transaction, subject to adjustments for working capital purposes and is classified as Income from discontinued operations in the consolidated statements of operations. The purchase agreement also provides for additional proceeds of up to $2.5 million based on the results of operations of the sold business in 2019 and 2020, none of which has been recognized. During the year ended December 31, 2020, we concluded final adjustments to the purchase agreement of $0.6 million, and we determined no additional proceeds based on the results of operations of the sold business in 2019.  There are no other activities recorded in the consolidated statements of operations for the year ended December 31, 2020 and no balances recorded in the consolidated balance sheet for the discontinued operations as of December 31, 2020 and 2019.

The associated results of operations are separately reported as Discontinued Operations for all periods presented on the Consolidated Statements of Operations. As such, the results from continuing operations for the Company and segment highlights for Production Enhancement, exclude these discontinued operations.

Selected data for this discontinued business consist of the following (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Services	$—	$1,165	$1,462
Product sales	—	4,233	5,708
Total revenue	—	5,398	7,170

Cost of services	—	690	1,163
Cost of product sales	—	3,196	5,696
Depreciation and amortization	—	—	115
Other expense (income)	—	91	72
Operating income	—	1,421	124
Gain (adjustment) on sale	(573)	8,319	—
Income (loss) from discontinued operations before income tax	(573)	9,740	124
Income tax expense (benefit)	(149)	1,907	182
Income (loss) from discontinued operations	$(424)	$7,833	$(58)

Net cash provided by operating activities of discontinued operations for the years ended December 31, 2019 and 2018 was $0.1 million and $0.2 million, respectively.

Net cash provided by (used in) investing activities of discontinued operations for the year ended December 31, 2020 and 2019 was $(0.2) million and $14.8 million, respectively.

21.  SEGMENT REPORTING AND OTHER DISAGGREGATED INFORMATION

Segment Reporting

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields:

•

Reservoir Description: Encompasses the characterization of petroleum reservoir rock and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory equipment.

•

Production Enhancement: Includes services and manufactured products relating to reservoir well completions, perforations, stimulations and production. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

We use the same accounting policies to prepare our segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

At and for the years ended:	Reservoir Description	Production Enhancement	Corporate & Other(1)	Consolidated
December 31, 2020
Revenue from unaffiliated clients	$355,041	$132,226	$—	$487,267
Inter-segment revenue	313	521	(834)	—
Segment operating income (loss)	55,044	(133,449)	1,600	(76,805)
Total assets (at end of period)	327,386	129,568	111,625	568,579
Capital expenditures	6,135	5,460	285	11,880
Depreciation and amortization	13,612	6,203	1,052	20,867

December 31, 2019
Revenue from unaffiliated clients	$420,897	$247,313	$—	$668,210
Inter-segment revenue	436	500	(936)	—
Segment operating income (loss)	55,140	38,378	3,166	96,684
Total assets (at end of period)	343,405	279,769	151,499	774,673
Capital expenditures	10,439	11,253	577	22,269
Depreciation and amortization	15,109	5,645	1,851	22,605

December 31, 2018
Revenue from unaffiliated clients	$413,082	$287,764	$—	$700,846
Inter-segment revenue	988	378	(1,366)	—
Segment operating income (loss)	54,847	63,039	736	118,622
Total assets (at end of period)	315,503	270,832	62,492	648,827
Capital expenditures	12,829	8,222	690	21,741
Depreciation and amortization	16,747	4,271	2,069	23,087

(1)	"Corporate and other" represents those items not directly relating to a particular segment, eliminations and the assets and liabilities of discontinued operations in 2018.

Disaggregated Revenue

We derive our revenue from services and product sales contracts with clients primarily in the oil and gas industry. We attribute service revenue to the country in which the service was performed rather than where the reservoir or project is located while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of service revenue performed and recorded in the U.S. that are sourced from projects on non-U.S. oilfields. No single client accounted for 10% or more of revenue in any of the periods presented.

The following table shows the disaggregation of services and product sales by reportable segment (in thousands):

	For the Years Ended December 31,
	2020	2019	2018
Reservoir Description Services	$332,085	$389,801	$387,098
Production Enhancement Services	44,336	84,392	99,722
Total Revenue - Services	$376,421	$474,193	$486,820

Reservoir Description Product sales	$22,956	$31,096	$25,984
Production Enhancement Product sales	87,890	162,921	188,042
Total Revenue - Product sales	$110,846	$194,017	$214,026

Total Revenue	$487,267	$668,210	$700,846

Geographic Information

The following table shows a summary of our U.S. and non-U.S. operations and fixed assets (in thousands):

	United	Other
At and for the years ended:	States	Countries(1) (2)	Consolidated
December 31, 2020
Revenue	$158,937	$328,330	$487,267
Property, plant and equipment, net	62,619	52,674	115,293

December 31, 2019
Revenue	$289,173	$379,037	$668,210
Property, plant and equipment, net	66,053	57,453	123,506

December 31, 2018
Revenue	$324,073	$376,773	$700,846
Property, plant and equipment, net	65,073	57,844	122,917
(1)	Revenue earned in other countries, including the Netherlands, was not individually greater than 10% of our consolidated revenue in 2020, 2019 and 2018.
(2)	Property, plant and equipment, net in other countries, including the Netherlands, were not individually greater than 10% of our consolidated property, plant and equipment in 2020, 2019 and 2018.

22.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

Summarized below is our unaudited quarterly financial data (in thousands, except per share data):

	At and For the Quarters Ended 2020
	December 31	September 30	June 30	March 31
Services and product sales revenue	$113,749	$105,382	$115,736	$152,400
Cost of services and product sales	87,918	81,038	90,680	115,131
Other operating expenses (3)	2,427	13,013	27,623	146,242
Operating income (loss)	23,404	11,331	(2,567)	(108,973)
Interest expense	2,920	4,672	3,369	3,411
Income (loss) before income tax	20,484	6,659	(5,936)	(112,384)
Income tax expense (benefit)	6,540	3,663	(261)	(4,046)
Income (loss) from continuing operations	13,944	2,996	(5,675)	(108,338)
Income (loss) from discontinued operations	(424)	—	—	—
Net income (loss)	13,520	2,996	(5,675)	(108,338)
Net income (loss) attributable to non-controlling interest	(17)	33	41	83
Net income (loss) attributable to Core Laboratories N.V.	$13,537	$2,963	$(5,716)	$(108,421)
Per share information:
Basic earnings (loss) per share (1) (2)	$0.30	$0.07	$(0.13)	$(2.44)
Diluted earnings (loss) per share (1) (2)	$0.30	$0.07	$(0.13)	$(2.44)
Weighted average common shares outstanding:
Basic	44,499	44,491	44,470	44,447
Assuming dilution	44,958	44,899	44,470	44,447

	At and For the Quarters Ended 2019
	December 31	September 30	June 30	March 31
Services and product sales revenue	$156,778	$173,200	$169,038	$169,194
Cost of services and product sales	117,749	125,996	124,451	127,383
Other operating expenses (3)	17,974	15,997	16,579	25,397
Operating income	21,055	31,207	28,008	16,414
Interest expense	3,588	3,662	3,714	3,726
Income before income tax	17,467	27,545	24,294	12,688
Income tax expense (benefit)	7,177	3,335	4,808	(27,610)
Income (loss) from continuing operations	10,290	24,210	19,486	40,298
Income (loss) from discontinued operations	—	(397)	7,971	259
Net income	10,290	23,813	27,457	40,557
Net income (loss) attributable to non-controlling interest	(40)	84	43	47
Net income attributable to Core Laboratories N.V.	$10,330	$23,729	$27,414	$40,510
Per share information:
Basic earnings per share (1) (2)	$0.23	$0.54	$0.62	$0.91
Diluted earnings per share (1) (2)	$0.23	$0.53	$0.61	$0.91
Weighted average common shares outstanding:
Basic	44,379	44,371	44,354	44,323
Assuming dilution	44,634	44,716	44,815	44,734

(1)	Basic earnings per share and Diluted earnings per share are based on Net income attributable to Core Laboratories N.V.
(2)

The sum of the individual quarterly earnings per share amounts may not agree with the year-to-date earnings per share amounts as each quarterly computation is based on the weighted average number of common shares outstanding during that period.

(3)	First quarter of 2019 includes charges of $7.2 million, of additional stock compensation expenses. See Note 14.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account

(In thousands)

	Balance at Beginning of Period	Additions Charged to/Recovered from Expense	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2020
Reserve for credit losses	$2,730	$1,618	$(650)	$370	$4,068
Year ended December 31, 2019
Reserve for credit losses	$2,650	$594	$(454)	$(60)	$2,730
Year ended December 31, 2018
Reserve for credit losses	$2,590	$605	$(560)	$15	$2,650
(1)	Comprised primarily of differences due to changes in exchange rate and adjustments associated with the discontinued operations.