Form 10-Q
period 2021-03-31
CORE LABORATORIES N V
filed 2021-04-23
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 21, 2021 was 46,306,196.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$27,806	$13,806
Accounts receivable, net of allowance for credit losses of $3,919 and $4,068 at 2021 and 2020, respectively	86,567	83,192
Inventories	39,117	38,151
Prepaid expenses	13,107	14,797
Income taxes receivable	13,374	9,675
Other current assets	5,846	6,227
TOTAL CURRENT ASSETS	185,817	165,848
PROPERTY, PLANT AND EQUIPMENT, net	113,491	115,293
RIGHT OF USE ASSETS	70,295	66,385
INTANGIBLES, net	8,423	8,583
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	67,966	72,775
OTHER ASSETS	39,009	40,250
TOTAL ASSETS	$584,446	$568,579
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,500	$23,028
Accrued payroll and related costs	23,063	26,526
Taxes other than payroll and income	4,497	6,556
Unearned revenues	5,864	5,457
Operating lease liabilities	12,357	11,437
Income taxes payable	7,423	8,347
Other current liabilities	6,829	8,399
TOTAL CURRENT LIABILITIES	85,533	89,750
LONG-TERM DEBT, net	208,166	259,433
LONG-TERM OPERATING LEASE LIABILITIES	58,635	56,108
DEFERRED COMPENSATION	38,005	39,145
DEFERRED TAX LIABILITIES, net	20,480	20,585
OTHER LONG-TERM LIABILITIES	27,581	27,985
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,454,264 issued and 46,240,481 outstanding at 2021 and 44,796,252 issued and 44,572,801 outstanding at 2020	1,188	1,148
Additional paid-in capital	103,358	41,184
Retained earnings	58,115	50,456
Accumulated other comprehensive income (loss)	(7,861)	(7,200)
Treasury shares, at cost, 213,783 at 2021 and 223,451 at 2020	(12,916)	(14,075)
Total Core Laboratories N.V. shareholders' equity	141,884	71,513
Non-controlling interest	4,162	4,060
TOTAL EQUITY	146,046	75,573
TOTAL LIABILITIES AND EQUITY	$584,446	$568,579

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

 CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
REVENUE:
Services	$83,982	$109,967
Product sales	24,401	42,433
Total revenue	108,383	152,400
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	63,533	80,941
Cost of product sales, exclusive of depreciation expense and impairment and other charges shown below	20,617	34,190
General and administrative expense, exclusive of depreciation expense shown below	8,461	19,567
Depreciation	4,633	5,042
Amortization	238	399
Impairments and other charges	—	122,204
Other (income) expense, net	(721)	(970)
OPERATING INCOME (LOSS)	11,622	(108,973)
Interest expense	1,363	3,411
Income (loss) from continuing operations before income tax expense	10,259	(112,384)
Income tax expense (benefit)	2,052	(4,046)
Income (loss) from continuing operations	8,207	(108,338)
Income (loss) from discontinued operations, net of income taxes	—	—
Net income (loss)	8,207	(108,338)
Net income attributable to non-controlling interest	102	83
Net income (loss) attributable to Core Laboratories N.V.	$8,105	$(108,421)

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.18	$(2.44)
Basic earnings (loss) per share from discontinued operations	$—	$—
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.18	$(2.44)

Diluted earnings (loss) per share from continuing operations	$0.18	$(2.44)
Diluted earnings (loss) per share from discontinued operations	$—	$—
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.18	$(2.44)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,177	44,447
Assuming Dilution	45,964	44,447

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Net income (loss)	$8,207	$(108,338)
Other comprehensive income (loss):
Derivatives:
Gain (loss) on fair value of interest rate swaps	(298)	(2,329)
Interest rate swap amount reclassified to net income (loss)	(341)	47
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	(22)	373
Total interest rate swaps	(661)	(1,909)
Total other comprehensive income (loss)	(661)	(1,909)
Comprehensive income (loss)	7,546	(110,247)
Comprehensive income (loss) attributable to non-controlling interest	102	83
Comprehensive income (loss) attributable to Core Laboratories N.V.	$7,444	$(110,330)

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
Common Shares
Balance at Beginning of Period	$1,148	$1,148
New share issuance	40	—
Balance at End of Period	$1,188	$1,148

Additional Paid-In Capital
Balance at Beginning of Period	$41,184	$51,872
Stock-based compensation	3,075	9,110
New share issuance	59,099	—
Balance at End of Period	$103,358	$60,982

Retained Earnings
Balance at Beginning of Period	$50,456	$160,539
Dividends paid	(446)	(11,111)
Net income (loss) attributable to Core Laboratories N.V.	8,105	(108,421)
Balance at End of Period	$58,115	$41,007

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(7,200)	$(6,330)
Interest rate swaps, net of tax	(661)	(1,909)
Balance at End of Period	$(7,861)	$(8,239)

Treasury Shares
Balance at Beginning of Period	$(14,075)	$(29,364)
Stock-based compensation	1,330	1,420
Repurchase of common shares	(171)	(1,238)
Balance at End of Period	$(12,916)	$(29,182)

Non-Controlling Interest
Balance at Beginning of Period	$4,060	$4,275
Net income (loss) attributable to non-controlling interest	102	83
Balance at End of Period	$4,162	$4,358

Total Equity
Balance at Beginning of Period	$75,573	$182,140
Stock-based compensation	4,405	10,530
Repurchase of common shares	(171)	(1,238)
Dividends paid	(446)	(11,111)
New share issuance	59,139	—
Interest rate swaps, net of tax	(661)	(1,909)
Net income (loss)	8,207	(108,338)
Balance at End of Period	$146,046	$70,074

Cash Dividends per Share	$0.01	$0.25

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2021	2020
Common Shares - Number of shares issued	(Unaudited)
Balance at Beginning of Period	44,796,252	44,796,252
New share issuance	1,658,012	—
Balance at End of Period	46,454,264	44,796,252

Treasury Shares - Number of shares
Balance at Beginning of Period	(223,451)	(330,690)
Stock-based compensation	14,449	12,356
Repurchase of common shares	(4,781)	(33,741)
Balance at End of Period	(213,783)	(352,075)

Common Shares - Number of shares outstanding
Balance at Beginning of Period	44,572,801	44,465,562
New share issuance	1,658,012	—
Stock-based compensation	14,449	12,356
Repurchase of common shares	(4,781)	(33,741)
Balance at End of Period	46,240,481	44,444,177

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$8,207	$(108,338)
Income (loss) from discontinued operations, net of tax	—	—
Net income (loss)	8,207	(108,338)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4,405	10,530
Depreciation and amortization	4,871	5,441
Changes to value of life insurance policies	496	2,328
Deferred income taxes	4,704	(7,374)
Impairments and other charges	—	122,204
Other non-cash items	(632)	201
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(3,180)	4,784
Inventories	(400)	(2,285)
Prepaid expenses and other current assets	(1,628)	1,724
Other assets	(850)	4,931
Accounts payable	2,265	132
Accrued expenses	(8,012)	(3,163)
Unearned revenues	407	(2,171)
Other liabilities	(2,666)	(6,919)
Net cash provided by operating activities	7,987	22,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,772)	(3,340)
Patents and other intangibles	(78)	(77)
Proceeds from sale of assets	218	—
Premiums on life insurance policies	1,562	(467)
Net cash used in investing activities	(1,070)	(3,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(119,000)	(20,000)
Proceeds from long-term debt	68,000	17,000
Proceeds from issuance of common stock	59,139	—
Dividends paid	(446)	(11,111)
Repurchase of common shares	(171)	(1,238)
Other financing activities	(439)	6
Net cash provided by (used in) financing activities	7,083	(15,343)
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,000	2,798
CASH AND CASH EQUIVALENTS, beginning of period	13,806	11,092
CASH AND CASH EQUIVALENTS, end of period	$27,806	$13,890

Supplemental disclosures of cash flow information:
Cash payments for interest	$3,739	$4,523
Cash payments for income taxes	$1,429	$3,117

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles (" U.S. GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements, and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2020 was derived from the 2020 audited consolidated financial statements but does not include all disclosures in accordance with U.S. GAAP.

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2021 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2021.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2020.

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of our 2020 Annual Report.

Return to Index

3. INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Finished goods	$17,921	$16,461
Parts and materials	18,241	19,098
Work in progress	2,955	2,592
Total inventories	$39,117	$38,151

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying Consolidated Statements of Operations.

4. CONTRACT ASSETS AND CONTRACT LIABILITIES

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Contract assets
Current	$1,180	$1,238
Non-Current	—	—
	$1,180	$1,238
Contract Liabilities
Current	$1,074	$953
Non-current	249	293
	$1,323	$1,246

March 31, 2021
Estimate of when contract liabilities will be recognized as revenue
within 12 months	$1,074
within 12 to 24 months	249
greater than 24 months	—

The current portion of contract assets are included in our accounts receivable as of March 31, 2021 and 2020.

The current portion of contract liabilities is included in unearned revenue and the non-current portion of contract liabilities is included in other long-term liabilities on the consolidated balance sheet. We did not recognize any impairment losses on our receivables and contract assets for the three months ended March 31, 2021 and 2020.

5. ACQUISITIONS

We had no significant acquisitions during the three months ended March 31, 2021 and 2020.

6. LONG-TERM DEBT, NET

We have no financing lease obligations.

Long-term debt is as follows (in thousands):

	March 31, 2021	December 31, 2020
2011 Senior Notes	$150,000	$150,000
2021 Senior Notes	60,000	—
Credit Facility	—	111,000
Total debt	210,000	261,000
Less: Debt issuance costs	(1,834)	(1,567)
Long-term debt, net	$208,166	$259,433

Return to Index

We have four series of senior notes outstanding with an aggregate principal amount of $210 million issued through private placement transactions. Two series of the notes were issued in 2011 (“2011 Senior Notes”). Series A of the 2011 Senior Notes consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Because we intend to draw on our Credit Facility (as defined below) as needed to retire Series A of the 2011 Senior Notes and our Credit Facility is classified as long-term debt, we have continued to classify the 2011 Senior Notes as long-term. Series B of the 2011 Senior Notes consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the Senior Notes is payable semi-annually on March 30 and September 30.

On October 16, 2020, we, along with Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2021 Senior Notes”). The 2021 Senior Notes were issued and funded on January 12, 2021. Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount that bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2020 Senior Notes is payable semi-annually on June 30 and December 30, commencing on June 30, 2021.

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

Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $11.1 million at March 31, 2021, resulting in an available borrowing capacity under the Credit Facility of $213.9 million. In addition to indebtedness under the Credit Facility, we had $6.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as at March 31, 2021.

The Credit Facility is unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility requires us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permit a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting

Return to Index

principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.33, and our interest coverage ratio is 5.58, each for the period ended March 31, 2021. We believe that we are in compliance with all covenants contained in our Credit Facility. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility.

We entered into two interest rate swap agreements for a total notional amount of $50 million, one of which was entered into during 2020. These two interest rate swap agreements were terminated and settled during the three months ended March 31, 2021. See Note 15, Derivative Instruments and Hedging Activities for additional information.

We entered into two forward interest rate swap agreements for a total notional amount of $35 million during 2020. The purpose of these forward interest rate swap agreements are to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company. These two forward interest rate swap agreements were terminated and settled during the three months ended March 31, 2021.

The estimated fair value of total debt at March 31, 2021 and December 31, 2020 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

7. PENSION

Defined Benefit Plan

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. During 2019 and 2018, there were curtailments of the Dutch Plan for our Dutch employees whose pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. These employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company. There have been no further contributions to fund the Dutch Plan since December 31, 2019.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Interest cost	$82	$168
Expected return on plan assets	(78)	(154)
Net periodic pension cost	$4	$14

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

See Note 6, Long-term Debt, net for amounts committed under letters of credits and performance guarantees and bonds.

9. EQUITY

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC (the “Equity Distribution Agreement”) for the issuance and sale of up to $60.0 million of our common shares. Under the terms of the Equity Distribution Agreement, sales of our common shares may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933 (the “ATM program”). The Company elects when to issue a placement

Return to Index

notice which may, among other sales parameters, specify the number of shares to be sold, the minimum price per share to be accepted, the daily volume of shares that may be sold and the range of dates when shares may be sold. During the three months ended March 31, 2021, we completed the program and sold 1,658,012 common shares, which generated aggregate proceeds of $59.1 million, net of commissions and other associated costs. Proceeds were used to reduce outstanding debt on the Company’s Credit Facility during the first quarter of 2021.

During the three months ended March 31, 2021, we distributed 14,449 treasury shares upon vesting of stock-based awards. In connection with issuing the shares for vested stock-based awards, we repurchased 4,781 of our common shares for $0.2 million, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

In February 2021, we paid a quarterly dividend of $0.01 per common share. In addition, on April 21, 2021 we declared a quarterly dividend of $0.01 per common share for shareholders of record on May 3, 2021 and payable on May 18, 2021.

Accumulated other comprehensive loss, net of income tax, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Pension and other postretirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,375)	$(5,375)
Interest rate swaps - net fair value loss	(2,486)	(1,825)
Total accumulated other comprehensive loss	$(7,861)	$(7,200)

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

	Three Months Ended
	March 31,
	2021	2020
Weighted average basic common shares outstanding	45,177	44,447
Effect of dilutive securities:
Performance shares	516	—
Restricted stock	271	—
Weighted average diluted common and potential common shares outstanding	45,964	44,447

For the three months ended March 31, 2020, the number of outstanding performance and restricted shares of Core Laboratories N.V. common stock that were excluded from the diluted earnings per share calculation, as their impact would be antidilutive, were as follows (in thousands):

Three Months Ended
March 31, 2020
Performance shares	398
Restricted stock	9

Return to Index

11. IMPAIRMENTS AND OTHER CHARGES

The coronavirus disease 2019 (“COVID-19”) pandemic resulted in government mandated shut-downs, cross-border travel restrictions, home sheltering and social distancing efforts to contain the virus and mitigate the incidence of infection. The COVID-19 mitigation efforts globally resulted in a sharp decline in the consumption of crude-oil and refined petroleum products, which in turn led to a significant decrease in spot and forward commodity prices. These events resulted in substantial declines in the valuation of companies operating in the oil and gas services industry, including Core Laboratories. As a result, in March 2020, we determined that it was more likely than not that the fair value of our reporting units was less than their carrying value, which triggered an updated impairment assessment by the Company as of March 31, 2020. We performed an impairment test in accordance with ASC Topic 360 Impairment or Disposal of Long-Lived Assets and ASC Topic 350 Intangibles-Goodwill and Other, as updated by ASU 2017-04 Simplifying the Test for Goodwill Impairment, on our indefinite-lived and long-lived assets related to asset groups, and our reporting units.

We have two reporting units that are the same as our two reportable segments, with goodwill balances aggregating $213.4 million as of March 31, 2020. We performed a detailed quantitative impairment assessment of our reporting units. We determined that the fair value of one of the reporting units, our Production Enhancement segment representing approximately $114.0 million of the goodwill, was less than the carrying value. As a result, we concluded that the goodwill associated with our Production Enhancement segment was fully impaired, resulting in a $114.0 million goodwill impairment charge in March of 2020. We determined that the Reservoir Description reporting unit’s fair value was above the carrying value, which represented the remaining balance of $99.4 million of goodwill as of March 31, 2020.

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

During the three months ended March 31, 2021, we determined that there were no triggering events which require the Company to perform further impairment assessment for any of its reporting units or asset groups.

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
(Gain) loss on sale of assets	$(72)	$4
Results of non-consolidated subsidiaries	33	(26)
Foreign exchange (gain) loss, net	(408)	(576)
Rents and royalties	(128)	(135)
Return on pension assets and other pension costs	(78)	168
Curtailment	—	(1,187)
Cost reduction and other charges	—	1,154
Other, net	(68)	(372)
Total other (income) expense, net	$(721)	$(970)

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2021	2020
British Pound	$86	$(88)
Canadian Dollar	1	723
Euro	(353)	2
Other currencies, net	(142)	(1,213)
Foreign exchange (gain) loss, net	$(408)	$(576)

Return to Index

13. INCOME TAX EXPENSE

The Company recorded an income tax expense of $2.1 million and income tax benefit of $4.0 million for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was 20% recorded on income from continuing operations before taxes of $10.3 million.

The effective tax rate for the three months ended March 31, 2020 was 3.6% recorded on a loss from continuing operations before tax of $112.4 million. The effective tax rate for the first quarter of 2020, was primarily impacted by the impairment of goodwill and intangible assets, which were largely not deductible for tax purposes. The tax benefit associated with the $122.2 million impairment charge was limited to $5.5 million.

14. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating lease expense	$4,349	$4,340
Short-term lease expense	371	462
Variable lease expense	432	423
Total lease expense	$5,152	$5,225

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,919	$4,336
Right-of-use assets obtained in exchange for new lease obligations:
Operating leases	$1,881	$3,073
Weighted-average remaining lease term- operating leases	8.32 years	8.79 years
Weighted-average discount rate - operating leases	4.59%	4.99%

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

March 31, 2021
Remainder of 2021	$11,309
2022	13,537
2023	11,413
2024	9,151
2025	8,071
Thereafter	33,196
Total undiscounted lease payments	86,677
Less: Imputed interest	(15,685)
Total operating lease liabilities	$70,992

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

We entered into two interest rate swap agreements for a total notional amount of $50 million to hedge changes in the variable rate interest expense on $50 million of our existing or replacement LIBOR-priced debt. In 2014, we entered into the first swap agreement with a notional amount of $25 million (2014 Variable-to-Fixed Swap), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into the second swap agreement with a notional amount of $25 million, and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. Each swap is measured at fair value and recorded in our Consolidated Balance Sheet as an asset or liability. They are designated and qualify as cash flow hedging instruments and are highly effective. Unrealized losses are deferred to shareholders' equity as a component of accumulated other comprehensive gain (loss) and are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense. At March 31, 2021, the outstanding balance on our Credit Facility had been reduced to zero, as such these interest rate swap agreements discussed above were terminated, dedesignated and settled.

During the three months ended March 31, 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million, and carried the fair market value of the 2014 Variable-to-Fixed Swap into the new agreement in a Blend and Extend structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. Upon issuing new long-term debt in future periods, this forward interest rate swap agreement would be settled and value of the agreement at settlement would be amortized as interest expense in association with recognition of interest expense on the new fixed rate debt instrument.

We entered into two forward interest rate swap agreements for a total notional amount of $35 million during 2020. The purpose of these forward interest rate swap agreements are to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company. These two forward interest rate swap agreements were terminated and settled during the three months ended March 31, 2021.

At March 31, 2021, we had fixed rate long-term debt aggregating $210 million and no variable rate long-term debt.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	March 31, 2021	December 31, 2020	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$(368)	Other long-term (liabilities)
10 year interest rate swap	—	(2,123)	Other long-term (liabilities)
10 year forward interest rate swap	(2,386)	—	Other long-term (liabilities)
	$(2,386)	$(2,491)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (Level 2).

Return to Index

The effect of the interest rate swaps on the consolidated statement of operations was as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(831)	$(6)	Increase (decrease) to interest expense
10 year interest rate swap	490	52	Increase (decrease) to interest expense
	$(341)	$46

The full fair value of a hedging derivative is classified as a non-current asset or liability if the remaining maturity of the hedged item is more than 12 months, and as a current asset or liability if the remaining maturity of the hedged item is less than 12 months. Therefore, the interest rate swap is classified as a non-current asset.

16. FINANCIAL INSTRUMENTS

The Company's only financial assets and liabilities which are measured at fair value on a recurring basis relate to certain aspects of the Company's benefit plans and our derivative instruments. We use the market approach to determine the fair value of these assets and liabilities at fair value using significant other observable inputs (Level 2) with the assistance of a third-party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in general and administrative expense in the consolidated statements of operations. Gains and losses related to the fair value of the interest rate swaps are recorded in other comprehensive income.

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		March 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$29,908	$—	$29,908	$—
	$29,908	$—	$29,908	$—
Liabilities:
Deferred compensation liabilities	$23,275	$—	$23,275	$—
10 year forward interest rate swap	2,386	—	2,386	—
	$25,661	$—	$25,661	$—

		Fair Value Measurement at
		December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$30,985	$—	$30,985	$—
	$30,985	$—	$30,985	$—
Liabilities:
Deferred compensation liabilities	$22,559	$—	$22,559	$—
5 year interest rate swap	368	—	368	—
10 year interest rate swap	2,123	—	2,123	—
	$25,050	$—	$25,050	$—
(1)	Company owned life insurance policies are intended to assist in the funding of the deferred compensation liabilities.

Return to Index

17. DISCONTINUED OPERATIONS

In a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment.

On June 7, 2019, we entered into a definitive purchase agreement for approximately $16.6 million in cash. A pre-tax gain of $8.3 million was recognized in connection with this transaction, subject to adjustments for working capital purposes and is classified as Income from discontinued operations in the Consolidated Statements of Operations. The purchase agreement also provides for additional proceeds of up to $2.5 million based on the results of operations of the sold business in 2019 and 2020, none of which has been recognized. We completed the divestment of this business in 2019 and we concluded final adjustments to the purchase agreement in 2020. We determined there were no additional proceeds based on the results of operations of the sold business.

The associated results of operations are separately reported as Discontinued Operations for all periods presented on the Consolidated Statements of Operations.

There are no activities recorded for the three months ended March 31, 2021 and 2020. There are no balances recorded for the discontinued operations as of March 31, 2021 and 2020.

There are no net cash provided by operating activities of discontinued operations for the three months ended March 31, 2021 and 2020.

18. SEGMENT REPORTING

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for improving reservoir performance and increasing oil and gas recovery from new and existing fields.

•

Reservoir Description: Encompasses the characterization of petroleum reservoir rock and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory equipment

•

Production Enhancement: Includes services and manufactured products relating to reservoir well completions, perforations, stimulations and production. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

Return to Index

We use the same accounting policies to prepare our segment results as are used to prepare our Consolidated Financial Statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other [1]	Consolidated
Three months ended March 31, 2021
Revenue from unaffiliated clients	$76,486	$31,897	$—	$108,383
Inter-segment revenue	57	36	(93)	—
Segment operating income (loss)	10,051	1,560	11	11,622
Total assets (at end of period)	332,429	131,096	120,921	584,446
Capital expenditures	2,400	304	68	2,772
Depreciation and amortization	3,126	1,447	298	4,871
Three months ended March 31, 2020
Revenue from unaffiliated clients	$102,702	$49,698	$—	$152,400
Inter-segment revenue	100	316	(416)	—
Segment operating income (loss)	11,062	(121,299)	1,264	(108,973)
Total assets (at end of period)	337,406	159,608	149,595	646,609
Capital expenditures	1,412	1,914	14	3,340
Depreciation and amortization	3,521	1,642	278	5,441
(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2021 and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report").

General

Core Laboratories N.V. is a limited liability company incorporated and domiciled in the Netherlands. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 3,700 people worldwide.

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

•

Production Enhancement: Includes services and manufactured products relating to reservoir well completions, perforations, stimulation, and production. We provide integrated diagnostic services to evaluate and monitor the effectiveness of well completions and to develop solutions aimed at increasing the effectiveness of enhanced oil recovery projects.

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

Return to Index

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see "Item 1A - Risk Factors" in our 2020 Annual Report and other reports filed by us with the Securities and Exchange Commission ("SEC").

Outlook

The events associated with the COVID-19 pandemic and global government mandated shut-downs, home sheltering and social distancing policies caused a significant decline in the demand for crude oil and associated products during 2020 which continued in the first quarter of 2021.  U.S. land drilling and completion activities have experienced the most significant impact, as the rig count and completion of wells have declined significantly during most of 2020 from previous levels. U.S. land drilling and completion activity began to improve in the second half of 2020 and continued to show improvement during the first quarter of 2021. International activity has also been impacted by disruption to our clients’ operations and lower crude oil commodity prices. Crude oil commodity prices have increased during 2021, and the outlook for the energy industry has become more positive but remains tempered in 2021. As a result, it is anticipated that crude oil commodity prices will remain at current levels for the remainder of 2021, however activity associated with the energy markets and our clients will moderately improve and could accelerate in the second half of 2021.

While the full impact of COVID-19 and the long-term worldwide impact still remains unknown, Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 pandemic. Continued government restrictions, increasing infection rates, travel restrictions, quarantines, and site closures have led to business disruptions, which continued during the first quarter of 2021. These disruptions have primarily been associated with operational workflows stemming from travel, product delivery, as well as suspensions and delays in client projects. We have not experienced any significant disruptions in our supply chain, and do not anticipate significant disruption in our supply chain. We have also implemented a continuity plan across our global organization to protect the health of employees while servicing our clients. In addition, results during the first quarter of 2021 were impacted by costs associated with disruptions and damage to facilities caused by the North American mid-continent winter storm event in February 2021, which affected operations in the region.

Our major clients continue to focus on capital management, return on invested capital (“ROIC”), free cash flow, and returning capital to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. Considering a longer-term strategy, we expect to be well positioned as our clients continue their focus on employing higher technological solutions in their efforts to optimize production and estimated ultimate recovery in the most cost efficient and environmentally responsible manner.

We believe operators will continue to manage their capital spending within reduced budgets and maintain their focus on strengthening the balance sheet and generating free cash. This shift was apparent throughout 2020 and continued in the first quarter of 2021 with significant declines, year-over-year, in the U.S. onshore rig count, U.S. land completion activity, and international rig count. We believe U.S. onshore activity in the remainder of 2021 will continue to improve moderately, though any improvement will continue to be constrained by those factors indicated above.

Core Laboratories expects international field development spending will be negatively impacted by reduced operating budgets adversely impacted by COVID-19. We continue to work with clients and discuss the progression of longer-term international projects. Additionally, the reservoir fluids analysis performed on projects associated with current producing fields continues to be critical and will be less affected by lower commodity prices for crude oil. The adverse impact from COVID-19 has resulted in increased uncertainty associated with the activity levels and revenue opportunities from these international and offshore projects, however most of the larger projects, especially projects that have been commissioned and are in development, are focused on a longer-term forecast rather than a short- to mid-term assessment of crude oil commodity prices.

As part of our long-term growth strategy, we continue to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines consistent with client demand and market conditions. We

Return to Index

believe our market presence in strategic areas provides us a unique opportunity to serve our clients who have global operations, whether they are international oil companies, national oil companies, or independent oil companies.

In response to market conditions, Core Lab’s Board of Supervisory Directors (the “Supervisory Board”) approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow towards the reduction of debt. In March 2020, the Company enacted cost control plans and expanded these initiatives in June of 2020, which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to 11.9 million for 2020, and (iii) eliminating all non-essential costs. These initiatives continued in the first quarter of 2021. In January 2021, we issued $60 million of senior notes (the “2021 Senior Notes”) in a private placement transaction. The proceeds from the 2021 Senior Notes were used exclusively to reduce outstanding debt and increase liquidity under our Credit Facility as we work towards our long-term strategy of reducing debt.  On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC for the issuance and sale of up to $60 million of our common shares. Under the terms of the Equity Distribution Agreement, sales of our common shares may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933. During the three months ended March 31, 2021, we completed the program selling 1,658,012 of common shares at an average price of $36.19 per share, which generated aggregate proceeds of $59.1 million, net of commissions and other associated costs. Proceeds were used to reduce debt under the Credit Facility.

Core Lab believes these immediate actions, as well as continued assessment of market conditions, will allow Core Lab, as it has for over 83 years, to navigate through these challenging times. Core Lab remains focused on preserving the quality of service for its clients and producing returns for its shareholders.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue were as follows (in thousands):

	Three Months Ended March 31,				Change
	2021		2020		$	%
REVENUE:
Services	$83,982	77%	$109,967	72%	$(25,985)	(24)%
Product sales	24,401	23%	42,433	28%	(18,032)	(42)%
Total revenue	108,383	100%	152,400	100%	(44,017)	(29)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	63,533	76%	80,941	74%	(17,408)	(22)%
Cost of product sales, exclusive of depreciation expense and impairment and other charges shown below*	20,617	84%	34,190	81%	(13,573)	(40)%
Total cost of services and product sales	84,150	78%	115,131	76%	(30,981)	(27)%
General and administrative expense, exclusive of depreciation expense shown below	8,461	8%	19,567	13%	(11,106)	(57)%
Depreciation and amortization	4,871	4%	5,441	4%	(570)	(10)%
Impairments and other charges	—	—%	122,204	80%	(122,204)	NM
Other (income) expense, net	(721)	(1)%	(970)	(1)%	249	(26)%
Operating income (loss)	11,622	11%	(108,973)	(72)%	120,595	NM
Interest expense	1,363	1%	3,411	2%	(2,048)	(60)%
Income (loss) from continuing operations before income tax expense	10,259	9%	(112,384)	(74)%	122,643	NM
Income tax expense (benefit)	2,052	2%	(4,046)	(3)%	6,098	NM
Income (loss) from continuing operations	8,207	8%	(108,338)	(71)%	116,545	NM
Income (loss) from discontinued operations, net of income taxes	—	—%	—	—%	—	NM
Net income (loss)	8,207	8%	(108,338)	(71)%	116,545	NM
Net income (loss) attributable to non-controlling interest	102	—%	83	—%	19	NM
Net income (loss) attributable to Core Laboratories N.V.	$8,105	7%	$(108,421)	(71)%	$116,526	NM

Other Data:
Current ratio (1)	2.17:1		2.03:1
Debt to EBITDA ratio (2)	2.37:1		2.35:1
Debt to Adjusted EBITDA ratio (3)	2.33:1		1.93:1

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

Return to Index

	Three Months Ended				Change
	March 31, 2021		December 31, 2020		$	%
REVENUE:
Services	$83,982	77%	$89,195	78%	$(5,213)	(6)%
Product sales	24,401	23%	24,554	22%	(153)	(1)%
Total revenue	108,383	100%	113,749	100%	(5,366)	(5)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	63,533	76%	67,484	76%	(3,951)	(6)%
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below*	20,617	84%	20,434	83%	183	1%
Total cost of services and product sales	84,150	78%	87,918	77%	(3,768)	(4)%
General and administrative expense, exclusive of depreciation expense shown below	8,461	8%	(3,692)	(3)%	12,153	NM
Depreciation and amortization	4,871	4%	4,837	4%	34	1%
Inventory write-down	—	—%	443	—%	(443)	NM
Other (income) expense, net	(721)	(1)%	839	1%	(1,560)	NM
Operating income (loss)	11,622	11%	23,404	21%	(11,782)	(50)%
Interest expense	1,363	1%	2,920	3%	(1,557)	(53)%
Income (loss) from continuing operations before income tax expense	10,259	9%	20,484	18%	(10,225)	(50)%
Income tax expense (benefit)	2,052	2%	6,540	6%	(4,488)	(69)%
Income (loss) from continuing operations	8,207	8%	13,944	12%	(5,737)	(41)%
Income (loss) from discontinued operations, net of income taxes	—	—%	(424)	—%	424	NM
Net income (loss)	8,207	8%	13,520	12%	(5,313)	(39)%
Net income (loss) attributable to non-controlling interest	102	—%	(17)	—%	119	NM
Net income (loss) attributable to Core Laboratories N.V.	$8,105	7%	$13,537	12%	$(5,432)	(40)%

Other Data:
Current ratio (1)	2.17:1		1.85:1
Debt to EBITDA ratio (2)	2.37:1		3.08:1
Debt to Adjusted EBITDA ratio (3)	2.33:1		2.82:1

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

Operating Results for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020 and December 31, 2020

Services Revenue

Services revenue is primarily tied to activities associated with the exploration and production of oil, gas and derived products outside the U.S. For the three months ended March 31, 2021, services revenue of $84.0 million decreased compared to $110.0 million for the three months ended March 31, 2020 and $89.2 million for the three months ended December 31, 2020. During the first quarter of 2021, the negative impact on the industry, caused by the COVID-19 pandemic, continued. Global government mandated shut-downs, home sheltering and social distancing policies have caused a significant decline in the

Return to Index

demand for crude oil and associated products, which has also resulted in decreased spending and disrupted activity by our clients. Lower levels of activity have impacted services revenue in both the U.S. and international markets. Additionally, a severe winter storm in North America during the first quarter of 2021 negatively impacted our operations and our clients, during the first quarter of 2021.

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

Product Sales Revenue

For the three months ended March 31, 2021, product sales revenue, of $24.4 million decreased 42% from $42.4 million in the three months ended March 31, 2020 and was relatively flat compared to the three months ended December 31, 2020. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The average rig count for North America decreased 45% for the three months ended March 31, 2021 when compared to the same period last year. Although activity levels in the U.S. land market have continued to strengthen in 2021 overall, the severe winter storm that impacted North America in February 2021 significantly disrupted activity levels.

Cost of Services, excluding depreciation

Cost of services was $63.5 million for the three months ended March 31, 2021, a 22% decrease compared to $80.9 million in the three months ended March 31, 2020 and a 6% decrease compared to $67.5 million for the three months ended December 31, 2020. Cost of services expressed as a percentage of services revenue increased to 76% for the three months ended March 31, 2021, compared to 74% for the three months ended March 31, 2020 and remained flat from the three months ended December 31, 2020. The decrease in cost of services in these periods is associated with and in line with the decrease in revenues during the three months ended March 31, 2021 and comparison periods.

Cost of Product Sales, excluding depreciation

Cost of product sales of $20.6 million for the three months ended March 31, 2021 decreased when compared to $34.2 million for the three months ended March 31, 2020 and remained relatively flat compared to $20.4 million for the three months ended December 31, 2020. Given product sales are primarily associated with our Production Enhancement segment and the North American market, cost of sales is impacted by decreased activities associated with clients operating in these segments and geographic markets. Cost of product sales expressed as a percentage of product sales revenue was 84% for the three months ended March 31, 2021, comparable to the three months ended December 31, 2020 and to 81% for the three months ended March 31, 2020. The changes in cost of sales as a percentage of product sales revenue is primarily due to absorbing fixed costs against changes in revenue base in each quarter.

General and Administrative Expense, excluding depreciation

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended March 31, 2021 was $8.4 million compared to $19.6 million and $(3.7) million for the three months ended March 31, 2020 and December 31, 2020, respectively. The variances are primarily due to changes in stock-based compensation expense during those periods.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2021 was $4.9 million compared to $5.4 million and $4.8 million for the three months ended March 31, 2020 and December 31, 2020, respectively.

Return to Index

Impairments, inventory write-down and other charges

The events associated with the global spread of COVID-19, and the resulting sharp decrease in the price of crude oil, which caused a sharp decrease in the consumption and demand for crude oil, led to a triggering event in March 2020. In response to the triggering event, the Company updated its analysis associated with future cash flows and the valuation of assets and potential impairment of goodwill and intangible assets. Our updated analysis resulted in the Company recording a charge of $114.0 million for impairment of goodwill and $8.2 million for impairments to intangible assets in March 2020 in our Production Enhancement segment. In December 2020, we recorded a charge of $0.4 million associated with inventory obsolescence and a valuation write-down related to our Production Enhancement segment.

During the three months ended March 31, 2021, we determined there were no triggering events which require the Company to perform further impairment assessment for any of its reporting units or asset groups.

Other (Income) Expense, Net

The components of other (income) expense, net, were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
(Gain) loss on sale of assets	$(72)	$4
Results of non-consolidated subsidiaries	33	(26)
Foreign exchange (gain) loss, net	(408)	(576)
Rents and royalties	(128)	(135)
Return on pension assets and other pension costs	(78)	168
Curtailment	—	(1,187)
Cost reduction and other charges	—	1,154
Other, net	(68)	(372)
Total other (income) expense, net	$(721)	$(970)

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2021	2020
British Pound	$86	$(88)
Canadian Dollar	1	723
Euro	(353)	2
Other currencies, net	(142)	(1,213)
Foreign exchange (gain) loss, net	$(408)	$(576)

Interest Expense

Interest expense for the three months ended March 31, 2021 was $1.4 million compared to $3.4 million and $2.9 million for the three months ended March 31, 2020 and December 31, 2020, respectively. The variances are primarily due to changes in the interest rate associated with aggregated variable rate debt in the respective quarters, and the effect of settlement and restructuring of our interest rate swap agreements during the three months ended March 31, 2021. See Note 15, Derivative Instruments and Hedging Activities for additional information.

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $2.1 million for the three months ended March 31, 2021 compared to income tax benefit of $4 million for the three months ended March 31, 2020. The effective tax rate for the three months ended March 31, 2021 was 20%. The effective tax rate for the three months ended March 31, 2020 was 3.6%. The tax benefit for the three months ended March 30, 2020 was largely impacted by an impairment of goodwill, intangible assets and other charges recorded during this period which were largely not deductible for tax purposes.

Return to Index

Discontinued Operations

In a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment. We completed the divestment in 2019 and concluded the final adjustments to the purchase agreement in 2020.

See Note 17, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies improving reservoir performance and increasing the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended March 31,		2021/2020		Three Months Ended December 31,	Q1 / Q4
	2021	2020	$ Change	% Change	2020	$ Change	% Change
Revenue:
Reservoir Description	$76,486	$102,702	$(26,216)	(26)%	$83,838	$(7,352)	(9)%
Production Enhancement	31,897	49,698	(17,801)	(36)%	29,911	1,986	7%
Consolidated	$108,383	$152,400	$(44,017)	(29)%	$113,749	$(5,366)	(5)%
Operating income (loss):
Reservoir Description	$10,051	$11,062	$(1,011)	(9)%	$19,426	$(9,375)	(48)%
Production Enhancement	1,560	(121,299)	122,859	NM	4,495	(2,935)	(65)%
Corporate and Other[1]	11	1,264	(1,253)	NM	(517)	528	NM
Consolidated	$11,622	$(108,973)	$120,595	NM	$23,404	$(11,782)	NM
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Return to Index

Reservoir Description

Revenue from the Reservoir Description segment of $76.5 million for the three months ended March 31, 2021 decreased from $102.7 million and $83.8 million for the three months ended March 31, 2020 and the three months ended December 31, 2020, respectively. Reservoir Description operations are heavily exposed to international and offshore activity levels, including the existing producing fields across the globe, with approximately 80% of its revenue sourced from producing fields and development projects outside the U.S. Year-over-year financial performance in this segment is a result of delayed progress on international and offshore projects by clients due to disruptions associated with the COVID-19 pandemic that began in March of 2020. The results for the period ended March 31, 2021 were also negatively impacted by the winter storm in North America. During the three months ended March 31, 2021, crude oil prices were less volatile and averaged between $58 - $61 per barrel as compared to the previous quarter average between $40 - 43 per barrel. However, due to the seasonal patterns, which historically slow client activity in some regions, and the impact of the winter storm event described above that affected lab operations from Canada to the U.S. Gulf coast, resulted in lower than expected activity levels for the three months ended March 31, 2021. We continue to focus on large-scale core analysis and reservoir fluids characterization studies in the Asia-Pacific region, offshore Europe and Africa, offshore South America, North America, and the Middle East as well as both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid laboratory in Doha, Qatar in 2020, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as expansion of the North Gas Field in Qatar.

Operating income of $10.1 million for the three months ended March 31, 2021 decreased 9% year-over-year compared to $11.1 million for the three months ended March 31, 2020, and decreased 48% sequentially compared to $19.4 million for the three months ended December 31, 2020. The decrease in operating income year-over year was primarily due to lower activity levels as delays in international and offshore projects due to continued disruptions associated with the COVID-19 and additional costs associated with disruptions and damage to facilities caused by the February 2021 winter storm in North America. These negative impacts to first quarter of 2021 results were partially offset by lower compensation expenses resulting from cost reduction plan implemented in 2020. The decrease in operating income sequentially was primarily due to seasonal patterns and the inclement weather event as described above, in addition to $7.4 million of stock compensation expense, previously recognized for certain employees’ long-term stock-based performance share award program (“PSAP”) awards, which was reversed during the three months ended December 31, 2020, as the performance targets were not fully achieved.

Operating margins were 13% for the three months ended March 31, 2021, which increased from 11% for the three months ended March 31, 2020. The higher margin was primarily due to lower compensation expenses resulting from cost reduction initiatives implemented in 2020 despite lower activity levels. Operating margins were 23% for the three months ended December 31, 2020, which is significantly higher compared to the three months ended March 31, 2021, and was primarily due to the stock compensation expense that was reversed during the three months ended December 31, 2020, as described above.

Production Enhancement

Revenue from the Production Enhancement segment, was $31.9 million for the three months ended March 31, 2021, a decrease of 36% year-over-year from $49.7 million for the three months ended March 31, 2020 and increased 7% sequentially compared to $29.9 million for the three months ended December 31, 2020. Production Enhancement operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. Drilling and completion activity levels began to significantly decrease starting March of 2020 and bottomed at a historically low level in May of 2020.  Activity levels accelerated in the second half of 2020.  Activity levels for the U.S. onshore market continued to strengthen in 2021, but were negatively impacted by the winter storm that hit North America in February.  Although activity levels for the U.S. onshore market have recovered from the historic lows, and were at comparable levels for the last six months, they are still significantly decreased as compared to the quarter ending March 31, 2020. Notwithstanding the industry downturn, our clients remain focused on using technological solutions for their projects to optimize and improve daily production and estimated ultimate recovery from their reservoirs. We continue to develop new

Return to Index

technologies and benefit from our clients' acceptance of new services and products, led by HEROTM PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies.

Operating income of $1.6 million for the three months ended March 31, 2021 compared to operating loss of $121.3 million for the three months ended March 31, 2020, was primarily impacted by a charge of $122.2 million for impairment of goodwill and intangible assets recorded during the three months ended March 31, 2020. The decrease in operating income compared to the $4.5 million for the three months ended December 31, 2020, was primarily due to the reversal of previously recognized stock compensation expense associated with certain employee’s PSAP awards of $3.6 million.

Operating margins for the three months ended March 31, 2021 were 5%, compared to negative margin in the three months ended March 31, 2020, due to the impairment charge recorded, as described above. Operating margins for the three months ended December 31, 2020 were 15%, which included the effect of reversing $3.6 million of stock compensation expense, as described above.

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

In response to market conditions, Core Lab’s Supervisory Board approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow on debt reduction. In March 2020, the Company enacted cost control plans and expanded these initiatives in June of 2020, which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to $11.9 million for 2020, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions include reductions in workforce and reduction of senior executive and employee compensation. These initiatives continued in the first quarter of 2021. On January 12, 2021, the Company issued the 2021 Senior Notes with aggregate principal amount of $60 million in a private placement. The net proceeds from the 2021 Senior Notes were used exclusively to reduce outstanding debt under the Company’s Credit Facility, which increased the available borrowing capacity and liquidity for Core Lab. We intend to maintain sufficient borrowing capacity under the Credit Facility to both retire maturing debt obligations in September 2021, and provide additional liquidity, should the company require it for other purposes. See Note 6, Long-Term Debt, Net for additional information.

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC for the issuance and sale of up to $60.0 million of our common shares. Under terms of the Equity Distribution Agreement, the sales of our common shares may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933. During the three months ended March 31, 2021, we completed the program selling 1,658,012 common shares at an average price of $36.19 per share, which generated aggregate proceeds of $59.1 million, net of commission and other associated cost. Proceeds were used to reduce debt on the Company’s Credit Facility.

We are a Netherlands holding company, and therefore we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2021, $20.1 million of our $27.8 million of cash was held by our foreign subsidiaries.

Cash Flows

Return to Index

The following table summarizes cash flows (in thousands):

	Three Months Ended March 31,		2021/2020
	2021	2020	% Change
Cash flows provided by/(used in):
Operating activities	$7,987	$22,025	(64)%
Investing activities	(1,070)	(3,884)	NM
Financing activities	7,083	(15,343)	NM
Net change in cash and cash equivalents	$14,000	$2,798	400%

Cash flows provided by operating activities for the three months ended March 31, 2021 decreased by approximately $14 million when compared to the same period in 2020. The quarter ended March 31, 2020 included non-cash charges of $122 million for impairments of goodwill and intangible assets as well as $6.1 million of additional non-cash stock compensation expense and when excluding these non-cash expenses operating profits and net income were approximately $12 million higher in 2020.  Additionally, cash from operating activities in 2020 benefited approximately $2.5 million from a reduction in working capital while working capital required an investment of $1.3 million for the same period in 2021.

The decrease in cash flows used in investing activities during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the lower capital expenditures of $2.8 million as compared to $3.3 million and additional premiums on life insurance policies of $2.0 million in 2020.

Cash flows provided by financing activities of $7.1 million for the three months ended March 31, 2021, compared to cash flows used in financing activities of $15.3 million for the same period in 2020. Financing activities for the three months ended March 31, 2020 primarily includes the $0.25 per share dividend for which $11.1 million was paid in the quarter, additionally, cash was used to reduce debt by $3 million.   Financing activities for the quarter ended March 31, 2021 include the dividend payment of $0.5 million, which had been reduced to $0.01 per share.  Additionally, financing activities in 2021 included $59.1 million of cash raised by selling shares through the ATM program and $58.9 million net cash raised through the issuance of the 2020 Senior Notes. The proceeds from the 2020 Senior Notes and the ATM program were used to reduce debt on the Company’s Credit Facility by $111 million.

During the three months ended March 31, 2021, we repurchased 4,781 of our common shares for an aggregate purchase price of $0.2 million.

During the three months ended March 31, 2021, we used $0.4 million to pay dividends, as compared to the $11.1 million paid for the same period in 2020.

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

Return to Index

	Three Months Ended March 31,		2021/2020
	2021	2020	% Change
Free cash flow calculation:
Net cash provided by operating activities	$7,987	$22,025	(64)%
Less: cash paid for capital expenditures	(2,772)	(3,340)	(17)%
Free cash flow	$5,215	$18,685	(72)%

Revenue and earnings have decreased significantly in 2021 as compared to 2020, when excluding the significant non-cash charges recorded in the quarter ending March 31, 2020. The quarter ended March 31, 2020 included non-cash charges of $122 million for impairments of goodwill and intangible assets as well as $6.1 million of additional non-cash stock compensation expense, and when excluding these non-cash expenses, operating profits and net income were approximately $12 million higher in 2020.  Additionally, cash from operating activities in 2020 benefited approximately $2.5 million from a reduction in working capital while working capital required an investment of $1.3 million for the same period in 2021. Free cash flow has decreased for the three months ended March 31, 2021 compared to the same period in 2020 in line with the decrease in cash from operations as capital expenditures were comparable, although slightly lower in 2021.

Notes, Credit Facilities and Available Future Liquidity

We have four series of senior notes outstanding with an aggregate principal amount of $210 million that were issued through private placement transactions.

Two series of the senior notes were issued in 2011 ("2011 Senior Notes").  Series A consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Series B consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the Senior Notes is payable semi-annually on March 30 and September 30.

On October 16, 2020, we, along with Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2021 Senior Notes”). The 2021 Senior Notes were issued and funded on January 12, 2021. Series A of the 2020 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount that bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2021 Senior Notes is payable semi-annually on June 30 and December 30, commencing on June 30, 2021.

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

Moreover, the Amendment modified the range of variable interest rates that the Credit Facility may bear to be a range from LIBOR plus 1.500% to LIBOR plus 2.875%, and included the addition of a LIBOR floor of 0.500%. The Amendment, also reduced the aggregate borrowing capacity under the Credit Facility to $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $11.1 million at March 31, 2021, resulting in an available borrowing capacity under the Credit Facility of $213.9 million. In addition to indebtedness under the Credit Facility, we had $6.0 million of outstanding letters of credit and performance guarantees and bonds from other sources as at March 31, 2020.

Return to Index

The Credit Facility is unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters.  The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permit a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.33, and our interest coverage ratio is 5.58, each for the period ended March 31, 2021.

We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

We entered into two interest rate swap agreements for a total notional amount of $50 million, including one of which was entered during 2020. These two interest rate swap agreements were terminated and settled during the three-month period ending March 31, 2021. We entered into two forward interest rate swap agreements for a total notional amount of $35 million during 2020. These two forward interest rate swap agreements were terminated and settled during the three months ended March 31, 2021. During the three months ended March 31, 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million. See Note 16, Derivative Instruments and Hedging Activities for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2020 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

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

Return to Index

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8, Commitments and Contingencies to our Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A.  Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2020 Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
January 1 - 31, 2021 (1)	—	$-	—	4,256,174
February 1 - 28, 2021 (1)	549	$31.44	—	4,256,995
March 1 - 31, 2021	4,232	$36.39	—	4,265,842
Total	4,781	$35.82	—

(1)

During the three months ended March 31, 2021 4,781 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.

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

(3)	We distributed 14,449 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2021.

Return to Index

Item 6.  Exhibits

Exhibit No.		Exhibit Title	Incorporated by reference from the following documents
31.1	-	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	-	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	-	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	-	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	-	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith
101.SCH	-	Inline XBRL Schema Document	Filed herewith
101.CAL	-	Inline XBRL Calculation Linkbase Document	Filed herewith
101.LAB	-	Inline XBRL Label Linkbase Document	Filed herewith
101.PRE	-	Inline XBRL Presentation Linkbase Document	Filed herewith
101.DEF	-	Inline XBRL Definition Linkbase Document	Filed herewith
104	-	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

Return to Index

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, Core Laboratories N.V., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORE LABORATORIES N.V.

Date:	April 22, 2021	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index