Form 10-Q
period 2021-06-30
CORE LABORATORIES N V
filed 2021-07-30
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes ☐  No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 28, 2021 was 46,331,168.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$33,617	$13,806
Accounts receivable, net of allowance for credit losses of $3,809 and $4,068 at 2021 and 2020, respectively	93,217	83,192
Inventories	38,946	38,151
Prepaid expenses	12,231	14,797
Income taxes receivable	16,951	9,675
Other current assets	6,187	6,227
TOTAL CURRENT ASSETS	201,149	165,848
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $301,485 and $293,978 at 2021 and 2020, respectively	112,398	115,293
RIGHT OF USE ASSETS	66,482	66,385
INTANGIBLES, net of accumulated amortization of $17,195 and $16,833 at 2021 and 2020, respectively	8,317	8,583
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	70,083	72,775
OTHER ASSETS	40,551	40,250
TOTAL ASSETS	$598,425	$568,579
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$30,383	$23,028
Accrued payroll and related costs	20,477	26,526
Taxes other than payroll and income	7,230	6,556
Unearned revenues	6,410	5,457
Operating lease liabilities	12,150	11,437
Income taxes payable	7,392	8,347
Other current liabilities	6,812	8,399
TOTAL CURRENT LIABILITIES	90,854	89,750
LONG-TERM DEBT, net	208,305	259,433
LONG-TERM OPERATING LEASE LIABILITIES	55,121	56,108
DEFERRED COMPENSATION	38,846	39,145
DEFERRED TAX LIABILITIES, net	20,677	20,585
OTHER LONG-TERM LIABILITIES	30,278	27,985
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,454,264 issued and 46,325,530 outstanding at 2021 and 44,796,252 issued and 44,572,801 outstanding at 2020	1,188	1,148
Additional paid-in capital	98,255	41,184
Retained earnings	65,712	50,456
Accumulated other comprehensive income (loss)	(10,138)	(7,200)
Treasury shares, at cost, 128,734 at 2021 and 223,451 at 2020	(4,992)	(14,075)
Total Core Laboratories N.V. shareholders' equity	150,025	71,513
Non-controlling interest	4,319	4,060
TOTAL EQUITY	154,344	75,573
TOTAL LIABILITIES AND EQUITY	$598,425	$568,579

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2021	2020
	(Unaudited)
REVENUE:
Services	$86,263	$91,009
Product sales	32,482	24,727
Total revenue	118,745	115,736
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	67,098	67,054
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below	26,743	23,626
General and administrative expense, exclusive of depreciation expense shown below	9,670	9,221
Depreciation	4,576	5,069
Amortization	175	356
Inventory write-down	—	9,932
Other (income) expense, net	(2,317)	3,045
OPERATING INCOME (LOSS)	12,800	(2,567)
Interest expense	2,530	3,369
Income (loss) from continuing operations before income taxes	10,270	(5,936)
Income tax expense (benefit)	2,053	(261)
Income (loss) from continuing operations	8,217	(5,675)
Income (loss) from discontinued operations, net of income taxes	—	—
Net income (loss)	8,217	(5,675)
Net income (loss) attributable to non-controlling interest	157	41
Net income (loss) attributable to Core Laboratories N.V.	$8,060	$(5,716)

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.18	$(0.13)
Basic earnings (loss) per share from discontinued operations	$—	$—
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.17	$(0.13)

Diluted earnings (loss) per share from continuing operations	$0.17	$(0.13)
Diluted earnings (loss) per share from discontinued operations	$—	$—
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.17	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,319	44,470
Assuming Dilution	47,103	44,470

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2021	2020
	(Unaudited)
REVENUE:
Services	$170,245	$200,976
Product sales	56,883	67,160
Total revenue	227,128	268,136
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	130,631	147,995
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below	47,360	57,816
General and administrative expense, exclusive of depreciation expense shown below	18,131	28,788
Depreciation	9,209	10,111
Amortization	413	755
Impairments and other charges	—	122,204
Inventory write-down	—	9,932
Other (income) expense, net	(3,038)	2,075
OPERATING INCOME (LOSS)	24,422	(111,540)
Interest expense	3,893	6,780
Income (loss) from continuing operations before income taxes	20,529	(118,320)
Income tax expense (benefit)	4,105	(4,307)
Income (loss) from continuing operations	16,424	(114,013)
Income (loss) from discontinued operations, net of income taxes	—	—
Net income (loss)	16,424	(114,013)
Net income (loss) attributable to non-controlling interest	259	124
Net income (loss) attributable to Core Laboratories N.V.	$16,165	$(114,137)

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.36	$(2.57)
Basic earnings (loss) per share from discontinued operations	$—	$—
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.35	$(2.57)

Diluted earnings (loss) per share from continuing operations	$0.35	$(2.57)
Diluted earnings (loss) per share from discontinued operations	$—	$—
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.35	$(2.57)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,751	44,459
Assuming Dilution	46,514	44,459

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)
Net income (loss)	$8,217	$(5,675)	$16,424	$(114,013)
Other comprehensive income (loss):
Derivatives:
Gain (loss) on fair value of interest rate swaps	(2,910)	(461)	(3,208)	(2,790)
Interest rate swap amount reclassified to net income (loss)	—	176	(341)	223
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	633	166	611	539
Total interest rate swaps	(2,277)	(119)	(2,938)	(2,028)
Total other comprehensive income (loss)	(2,277)	(119)	(2,938)	(2,028)
Comprehensive income (loss)	5,940	(5,794)	13,486	(116,041)
Comprehensive income (loss) attributable to non-controlling interest	157	41	259	124
Comprehensive income (loss) attributable to Core Laboratories N.V.	$5,783	$(5,835)	$13,227	$(116,165)

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(Unaudited)
Common Shares
Balance at Beginning of Period	$1,188	$1,148	$1,148	$1,148
New share issuance	—	—	40	—
Balance at End of Period	$1,188	$1,148	$1,188	$1,148

Additional Paid-In Capital
Balance at Beginning of Period	$103,358	$60,982	$41,184	$51,872
Stock-based compensation	(5,103)	(81)	(2,028)	9,029
New share issuance	—	—	59,099	—
Balance at End of Period	$98,255	$60,901	$98,255	$60,901

Retained Earnings
Balance at Beginning of Period	$58,115	$41,007	$50,456	$160,539
Dividends paid	(463)	(445)	(909)	(11,556)
Net income (loss) attributable to Core Laboratories N.V.	8,060	(5,716)	16,165	(114,137)
Balance at End of Period	$65,712	$34,846	$65,712	$34,846

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(7,861)	$(8,239)	$(7,200)	$(6,330)
Interest rate swaps, net of income taxes	(2,277)	(119)	(2,938)	(2,028)
Balance at End of Period	$(10,138)	$(8,358)	$(10,138)	$(8,358)

Treasury Shares
Balance at Beginning of Period	$(12,916)	$(29,182)	$(14,075)	$(29,364)
Stock-based compensation	8,784	2,946	10,114	4,366
Repurchase of common shares	(860)	(198)	(1,031)	(1,436)
Balance at End of Period	$(4,992)	$(26,434)	$(4,992)	$(26,434)

Non-Controlling Interest
Balance at Beginning of Period	$4,162	$4,358	$4,060	$4,275
Non-controlling interest dividends	—	(355)	—	(355)
Net income (loss) attributable to non-controlling interest	157	41	259	124
Balance at End of Period	$4,319	$4,044	$4,319	$4,044

Total Equity
Balance at Beginning of Period	$146,046	$70,074	$75,573	$182,140
Stock-based compensation	3,681	2,865	8,086	13,395
Repurchase of common shares	(860)	(198)	(1,031)	(1,436)
Dividends paid	(463)	(445)	(909)	(11,556)
Non-controlling interest dividends	—	(355)	—	(355)
New share issuance	—	—	59,139	—
Interest rate swaps, net of income taxes	(2,277)	(119)	(2,938)	(2,028)
Net income (loss)	8,217	(5,675)	16,424	(114,013)
Balance at End of Period	$154,344	$66,147	$154,344	$66,147

Cash Dividends per Share	$0.01	$0.01	$0.02	$0.26

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common Shares - Number of shares issued	(Unaudited)
Balance at Beginning of Period	46,454,264	44,796,252	44,796,252	44,796,252
New share issuance	—	—	1,658,012	—
Balance at End of Period	46,454,264	44,796,252	46,454,264	44,796,252

Treasury Shares - Number of shares
Balance at Beginning of Period	(213,783)	(352,075)	(223,451)	(330,690)
Stock-based compensation	114,131	46,849	128,580	59,205
Repurchase of common shares	(29,082)	(13,759)	(33,863)	(47,500)
Balance at End of Period	(128,734)	(318,985)	(128,734)	(318,985)

Common Shares - Number of shares outstanding
Balance at Beginning of Period	46,240,481	44,444,177	44,572,801	44,465,562
New share issuance	—	—	1,658,012	—
Stock-based compensation	114,131	46,849	128,580	59,205
Repurchase of common shares	(29,082)	(13,759)	(33,863)	(47,500)
Balance at End of Period	46,325,530	44,477,267	46,325,530	44,477,267

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$16,424	$(114,013)
Income (loss) from discontinued operations, net of income taxes	—	—
Net income (loss)	16,424	(114,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	8,086	13,395
Depreciation and amortization	9,622	10,866
Changes to value of life insurance policies	1,501	1,490
Deferred income taxes	2,732	(7,554)
Impairments, inventory write-down and other charges	—	132,136
Gain on sale of business	(1,012)	—
Other non-cash items	(1,170)	927
Changes in assets and liabilities, net of effect of acquisitions and divestures:
Accounts receivable	(10,013)	29,072
Inventories	480	(1,298)
Prepaid expenses and other current assets	(4,084)	956
Other assets	(3,479)	2,634
Accounts payable	6,536	(12,211)
Accrued expenses	(7,795)	2,294
Unearned revenues	953	(2,868)
Other liabilities	(1,308)	(6,805)
Net cash provided by operating activities	17,473	49,021
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,657)	(6,406)
Patents and other intangibles	(146)	(272)
Proceeds from sale of assets	276	435
Net proceeds (premiums) on life insurance policies	1,636	(913)
Proceeds from sale of business, net of cash sold	513	—
Net cash used in investing activities	(3,378)	(7,156)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(119,000)	(46,000)
Proceeds from long-term debt	68,000	27,000
Proceeds from issuance of common stock	59,139	—
Dividends paid	(909)	(11,556)
Repurchase of common shares	(1,031)	(1,436)
Other financing activities	(483)	(7)
Net cash provided by (used in) financing activities	5,716	(31,999)
NET CHANGE IN CASH AND CASH EQUIVALENTS	19,811	9,866
CASH AND CASH EQUIVALENTS, beginning of period	13,806	11,092
CASH AND CASH EQUIVALENTS, end of period	$33,617	$20,958

Supplemental disclosures of cash flow information:
Cash payments for interest	$5,489	$5,911
Cash payments for income taxes	$5,069	$4,370

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles (" U.S. GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2020 was derived from the 2020 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements, and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. We use the cost method to record certain other investments in which we own less than 20% of the outstanding equity and do not exercise control or exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2021 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2021.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2020.

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of our 2020 Annual Report.

3. CONTRACT ASSETS AND CONTRACT LIABILITIES

Return to Index

The balance of contract assets and contract liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Contract assets
Current	$2,015	$1,238
	$2,015	$1,238
Contract liabilities
Current	$1,167	$953
Non-current	511	293
	$1,678	$1,246

June 30, 2021
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$1,167
Within 12 to 24 months	511
Greater than 24 months	—

The current portion of contract assets are included in our accounts receivable as of June 30, 2021 and 2020.

The current portion of contract liabilities is included in unearned revenues and the non-current portion of contract liabilities is included in other long-term liabilities. We did not recognize any impairment losses on our receivables and contract assets for the three and six months ended June 30, 2021 and 2020.

4. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and six months ended June 30, 2021 and 2020.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Finished goods	$18,009	$16,461
Parts and materials	17,337	19,098
Work in progress	3,600	2,592
Total inventories	$38,946	$38,151

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

Return to Index

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease expense	$4,283	$4,286	$8,632	$8,629
Short-term lease expense	460	402	831	864
Variable lease expense	339	351	771	771
Total lease expense	$5,082	$5,039	$10,234	$10,264
Other information:
Operating cash flows from operating leases	$4,329	$4,431	$8,198	$8,942
Right of use assets obtained in exchange for new operating lease obligations	$1,237	$(728)	$3,649	$3,008
Weighted-average remaining lease term - operating leases	8.14 years	8.71 years	8.14 years	8.71 years
Weighted-average discount rate - operating leases	4.66%	4.90%	4.66%	4.90%

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

June 30, 2021
Remainder of 2021	$7,205
2022	13,613
2023	11,392
2024	9,035
2025	7,903
Thereafter	31,635
Total undiscounted lease payments	80,783
Less: Imputed interest	(13,512)
Total operating lease liabilities	$67,271

7. LONG-TERM DEBT, NET

We have no financing lease obligations.

Long-term debt is as follows (in thousands):

	June 30, 2021	December 31, 2020
2011 Senior Notes	$150,000	$150,000
2021 Senior Notes	60,000	—
Credit Facility	—	111,000
Total long-term debt	210,000	261,000
Less: Debt issuance costs	(1,695)	(1,567)
Long-term debt, net	$208,305	$259,433

We have four series of senior notes outstanding with an aggregate principal amount of $210 million issued in private placement transactions. Two series of the notes were issued in 2011 (“2011 Senior Notes”). Series A of the 2011 Senior Notes consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.01% and are due in full on September 30, 2021. Because we intend to draw on our Credit Facility (as defined below) as needed to retire Series A of the 2011 Senior Notes and our Credit Facility is classified as long-term debt, we have continued to classify the 2011 Senior Notes as long-term. Series B of the 2011 Senior Notes consists of $75 million in aggregate principal amount of notes that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on each series of the 2011 Senior Notes is payable semi-annually on March 30 and September 30.

Return to Index

On October 16, 2020, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2021 Senior Notes” and together with the 2011 Senior Notes, the “Senior Notes”). The 2021 Senior Notes were issued and funded on January 12, 2021. Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount that bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2021 Senior Notes is payable semi-annually on June 30 and December 30, commencing on June 30, 2021.

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

Moreover, the Amendment modified the range of variable interest rates that the Credit Facility may bear to be a range from LIBOR plus 1.500% to LIBOR plus 2.875% and included the addition of a LIBOR floor of 0.500%. The Amendment also reduced the aggregate borrowing commitment under the Credit Facility to $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, to $50 million, subject to the satisfaction of certain conditions. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $10.6 million at June 30, 2021, resulting in an available borrowing capacity under the Credit Facility of $214.4 million. In addition to indebtedness under the Credit Facility, we had $6.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2021.

The Credit Facility remains unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.18, and our interest coverage ratio is 7.04, each for the period ended June 30, 2021. We believe that we are in compliance with all covenants contained in our Credit Facility. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility.

See Note 16, Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior Notes.

Return to Index

The estimated fair value of total debt at June 30, 2021 and December 31, 2020 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

8. PENSION

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest cost	$82	$168	$164	$336
Expected return on plan assets	(78)	(154)	(156)	(308)
Net periodic pension cost	$4	$14	$8	$28

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

See Note 7, Long-term Debt, net for amounts committed under letters of credits and performance guarantees and bonds.

10. EQUITY

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC (the “Equity Distribution Agreement”) for the issuance and sale of up to $60.0 million of our common shares. Under the terms of the Equity Distribution Agreement, sales of our common shares were made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933. The Company elected when to issue a placement notice which may, among other sales parameters, specify the number of shares to be sold, the minimum price per share to be accepted, the daily volume of shares that may be sold and the range of dates when shares may be sold. We completed the program and sold 1,658,012 common shares during the first quarter of 2021, which generated aggregate proceeds of $59.1 million, net of commissions and other associated costs. Proceeds were used to reduce outstanding debt on the Company’s Credit Facility during the first quarter of 2021.

During the three and six months ended June 30, 2021, we distributed 114,131 and 128,580 treasury shares upon vesting of stock-based awards. In connection with issuing the shares for vested stock-based awards, we repurchased 29,082 and 33,863 of our common shares for $0.9 million and $1.0 million, respectively, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Return to Index

In February and May 2021, we paid a quarterly dividend of $0.01 per common share. In addition, on July 28, 2021 we declared a quarterly dividend of $0.01 per common share for shareholders of record on August 9, 2021 and payable on August 24, 2021.

Accumulated other comprehensive loss, net of income taxes, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Pension and other postretirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,375)	$(5,375)
Interest rate swaps - net fair value loss	(4,763)	(1,825)
Total accumulated other comprehensive loss	$(10,138)	$(7,200)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	46,319	44,470	45,751	44,459
Effect of dilutive securities:
Performance shares	578	—	566	—
Restricted shares	206	—	197	—
Weighted average common shares outstanding - assuming dilution	47,103	44,470	46,514	44,459

For the three and six months ended June 30, 2020, the number of outstanding performance and restricted shares of Core Laboratories N.V. common shares that were excluded from the diluted earnings per share calculation, as their impact would be antidilutive, were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Performance shares	187	315
Restricted shares	51	60

12. IMPAIRMENTS AND OTHER CHARGES

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

Return to Index

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

We identified a triggering event for one of the asset groups under the Production Enhancement reporting unit during the first quarter of 2020. The estimated fair value, based on applying the income approach model, of one of the asset groups was determined to be below its carrying value. As of March 31, 2020, we recorded a charge of $8.2 million to impair the intangible assets relating to the business acquisition of Guardian Technology in 2018.

During the six months ended June 30, 2021, there have been no triggering events which would require the Company to perform an impairment assessment for any of its reporting units or asset groups.

13. INVENTORY WRITE-DOWN

During the six months ended June 30, 2020, as a result of the continuing adverse impact of COVID-19 pandemic and significant reduction in rig count and completions that affect the current consumption and anticipated demand for certain of our products, we recorded an additional inventory obsolescence and write-down of $9.9 million in our Production Enhancement segment.

There is no inventory write-down for the three and six months ended June 30, 2021.

14. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(Gain) loss on sale of assets	$(47)	$(354)	$(119)	$(350)
Results of non-consolidated subsidiaries	(3)	(183)	30	(209)
Foreign exchange (gain) loss, net	352	(98)	(56)	(674)
Rents and royalties	(153)	(107)	(281)	(242)
Return on pension assets and other pension costs	(77)	(154)	(155)	(307)
Gain on sale of business	(1,012)	—	(1,012)	—
Curtailment	—	—	—	(1,034)
Loss on lease abandonment	—	626	—	626
Cost reduction and other charges	—	2,789	—	3,943
Insurance settlement	(750)	—	(750)	—
Other, net	(627)	526	(695)	322
Total other (income) expense, net	$(2,317)	$3,045	$(3,038)	$2,075

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
British Pound	$(143)	$100	$(57)	$12
Canadian Dollar	(36)	(419)	(35)	304
Euro	162	(90)	(191)	(88)
Russian Ruble	119	426	41	(388)
Other currencies, net	250	(115)	186	(514)
Foreign exchange (gain) loss, net	$352	$(98)	$(56)	$(674)

Return to Index

15. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $2.1 million and $4.1 million for the three and six months ended June 30, 2021, respectively, compared to an income tax benefit of $0.3 million and $4.3 million for the three and six months ended June 30, 2020, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 20% in these periods.

The effective tax rate for the three and six months ended June 30, 2020 were 4.4% and 3.6%, respectively, was recorded on a loss from continuing operations before tax of $5.9 million and $118.3 million, respectively, during those periods. The tax benefit for the three and six months ended June 30, 2020, was primarily impacted by the impairment of goodwill and intangible assets and other charges recorded during these periods which were largely not deductible for tax purposes. The tax benefit associated with the $122.2 million impairment charge was limited to $5.5 million.

16. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

Interest Rate Risk

Interest rate swaps that are designated and qualify as cash flow hedging instruments are carried at fair value and recorded in our consolidated balance sheets as an asset or liability. The full fair value of a hedging derivative is classified as a non-current asset or liability if the remaining maturity of the hedged item is more than 12 months, and as a current asset or liability if the remaining maturity of the hedged item is less than 12 months.

Unrealized (gains) losses are deferred in shareholders' equity as a component of accumulated other comprehensive income (loss). Interest rate swaps that are highly effective are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

Our Credit Facility bears interest at variable rates from LIBOR plus 1.500% to a maximum of LIBOR plus 2.875% and includes a LIBOR floor of 0.500%.

In August 2014, we entered into a swap agreement with a notional amount of $25 million ("2014 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million ("2020 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. At March 31, 2021, the outstanding balance on our Credit Facility had been reduced to zero, as such these interest rate swap agreements discussed above were terminated, dedesignated and settled.

In March 2020, we entered into two forward interest rate swap agreements for a total notional amount of $35 million to be effective beginning in September 2021. The purpose of these forward interest rate swap agreements were to fix the underlying risk-free rate that would be associated with the anticipated issuance of new long-term debt by the Company. These two forward interest rate swap agreements were terminated and settled in March 2021 and a gain of $1.4 million was recognized directly in the statement of operations.

In March 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million and carried the fair market value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a "blend and extend" structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. Upon issuing new long-term debt in future

Return to Index

periods, this forward interest rate swap agreement will be recognized as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At June 30, 2021, we had fixed rate long-term debt aggregating $210 million and no variable rate long-term debt.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	June 30, 2021	December 31, 2020	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$(368)	Other long-term (liabilities)
10 year interest rate swap	—	(2,123)	Other long-term (liabilities)
10 year forward interest rate swap	(5,400)	—	Other long-term (liabilities)
	$(5,400)	$(2,491)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (Level 2).

The effect of the interest rate swaps on the consolidated statement of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$51	$(831)	$45	Increase (decrease) to interest expense
10 year interest rate swap	—	125	490	178	Increase (decrease) to interest expense
	$—	$176	$(341)	$223

Return to Index

17. FINANCIAL INSTRUMENTS

The Company's only financial assets and liabilities which are measured at fair value on a recurring basis relate to certain aspects of the Company's benefit plans and our derivative instruments. We use the market approach to determine the fair value of these assets and liabilities using significant other observable inputs (Level 2) with the assistance of a third-party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in general and administrative expense in the consolidated statements of operations. Gains and losses related to the fair value of the interest rate and forward interest swaps are recorded in other comprehensive income.

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		June 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$31,326	$—	$31,326	$—
	$31,326	$—	$31,326	$—
Liabilities:
Deferred compensation liabilities	$23,829	$—	$23,829	$—
10 year forward interest rate swap	5,400	—	5,400	—
	$29,229	$—	$29,229	$—

		Fair Value Measurement at
		December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$30,985	$—	$30,985	$—
	$30,985	$—	$30,985	$—
Liabilities:
Deferred compensation liabilities	$22,559	$—	$22,559	$—
5 year interest rate swap	368	—	368	—
10 year interest rate swap	2,123	—	2,123	—
	$25,050	$—	$25,050	$—

(1)
Company owned life insurance policies are intended to assist in the funding of the deferred compensation liabilities.

18. DISCONTINUED OPERATIONS

In a continuing effort to streamline our business and align our business strategy for further integration of services and products, the Company committed to divest the business of our full range of permanent downhole monitoring systems and related services, which had been part of our Production Enhancement segment.

In 2019, we entered into a definitive purchase agreement to sell this business unit for cash consideration, subject to adjustments for working capital purposes. The purchase agreement also provided for additional proceeds based on the results of operations of the sold business in 2019 and 2020. We completed the divestment of this business in 2019 and we concluded final adjustments to the purchase price in 2020. We determined there were no additional proceeds based on the results of operations of the sold business.

Any associated results of operations are separately reported as discontinued operations for all periods presented on the consolidated statements of operations.

Return to Index

There are no activities or net cash provided by operating activities or discontinued operations recorded for the three and six months ended June 30, 2021 and 2020. There are no balances recorded for the discontinued operations as of June 30, 2021 and December 31, 2020.

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

We use the same accounting policies to prepare our segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended June 30, 2021
Revenue from unaffiliated clients	$78,252	$40,493	$—	$118,745
Inter-segment revenue	70	41	(111)	—
Segment operating income (loss)	7,265	3,831	1,704	12,800
Total assets (at end of period)	335,617	134,146	128,662	598,425
Capital expenditures	2,653	214	17	2,884
Depreciation and amortization	3,060	1,444	247	4,751
Three months ended June 30, 2020
Revenue from unaffiliated clients	$88,442	$27,294	$—	$115,736
Inter-segment revenue	62	88	(150)	—
Segment operating income (loss)	13,534	(16,324)	223	(2,567)
Total assets (at end of period)	321,003	133,133	160,305	614,441
Capital expenditures	1,820	1,198	47	3,065
Depreciation and amortization	3,452	1,706	267	5,425
Six months ended June 30, 2021
Revenue from unaffiliated clients	$154,738	$72,390	$—	$227,128
Inter-segment revenue	127	77	(204)	—
Segment operating income (loss)	17,317	5,391	1,714	24,422
Total assets (at end of period)	335,617	134,146	128,662	598,425
Capital expenditures	5,053	518	86	5,657
Depreciation and amortization	6,187	2,891	544	9,622
Six months ended June 30, 2020
Revenue from unaffiliated clients	$191,144	$76,992	$—	$268,136
Inter-segment revenue	162	404	(566)	—
Segment operating income (loss)	24,596	(137,623)	1,487	(111,540)
Total assets (at end of period)	321,003	133,133	160,305	614,441
Capital expenditures	3,232	3,112	62	6,406
Depreciation and amortization	6,974	3,347	545	10,866

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2021 and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report").

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

Outlook

The events associated with the COVID-19 pandemic and global government mandated shut-downs, home sheltering and social distancing policies caused a significant decline in the demand for crude oil and associated products during 2020 which has continued in 2021. U.S. land drilling and completion activities have experienced the most significant impact, as the rig count and completion of wells declined significantly during 2020, however, although well below pre-pandemic levels, have since partially recovered in 2021. U.S. land drilling and completion activities began to improve in the fourth quarter of 2020 and continued to show improvement during the first and second quarters of 2021. International activity was also impacted by disruption to our clients’ operations and lower crude-oil commodity prices. Crude-oil commodity prices have increased during 2021, and the outlook for the energy industry has become more positive but remains tempered in 2021. As a result, it is anticipated that crude-oil commodity prices will remain fairly stable for the remainder of 2021, however activity associated with the energy markets and our clients will moderately improve and could accelerate for the remainder of 2021 depending on global recovery from the COVID-19 pandemic.

While the full impact of COVID-19 and the long-term worldwide impact still remains uncertain, Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 pandemic. Continued government restrictions, increasing infection rates in certain international locations and new variant strains of the COVID-19 virus, travel restrictions, quarantines, and site closures have led to business disruptions, which continued during the first half of 2021. These disruptions have primarily been associated with operational workflows stemming from travel, product delivery, as well as suspensions and delays in client projects. We have not experienced any significant disruptions in our supply chain, and currently do not anticipate significant disruption in our supply chain. We have also implemented a continuity plan across our global organization to protect the health of employees while servicing our clients. In addition, results during 2021 were impacted by costs associated with disruptions and damage to facilities caused by the North American mid-continent winter storm event in February 2021, which affected operations in the region.

Our major clients continue to focus on capital management, return on invested capital, free cash flow, and returning capital to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. Considering a longer-term strategy, we expect to be well positioned as our clients continue their focus on employing higher technological solutions in their efforts to optimize production and estimated ultimate recovery in the most cost efficient and environmentally responsible manner.

We believe oil and gas operators will continue to manage their capital spending within reduced budgets and maintain their focus on strengthening the balance sheet and generating free cash. This shift was apparent throughout 2020 and continued in the first half of 2021. Our primary customer base, oil and gas operators, made significant reductions to their 2020 and 2021 capital expenditures, which has resulted in significantly lower activity levels associated global oil and gas exploration and production when compared to pre-pandemic levels. However, U.S. onshore average rig count for the three-month period ending June 30, 2021 was up sequentially and year-over-year approximately 16% and 15% respectively. We believe U.S. onshore activity in the remainder of 2021 will continue to improve moderately, though any improvement will continue to be constrained by those factors indicated above.

Core Laboratories expects that reduced operating budgets of oil and gas operators will continue to adversely impact international field development spending in 2021. However, more recently, there has been moderate improvement in international activity levels, which is expected to continue for the remainder of 2021. We continue to work with clients and discuss the progression of longer-term international projects. Additionally, the reservoir fluids analysis performed on projects

Return to Index

associated with current producing fields continues to be critical and has been less affected by lower commodity prices for crude oil. The adverse impact from COVID-19 has resulted in increased uncertainty associated with the activity levels and revenue opportunities from these international and offshore projects, however most of the larger projects, especially projects that have been commissioned and are in development, are focused on a longer-term forecast rather than a short- to mid-term assessment of crude-oil commodity prices.

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

In response to market conditions, Core Lab’s Board of Supervisory Directors (the “Supervisory Board”) approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow towards the reduction of debt. In March 2020, the Company enacted cost control plans and expanded these initiatives in June of 2020, which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to $11.9 million for 2020 and anticipated to be similar to slightly higher level for 2021, and (iii) eliminating all non-essential costs. These initiatives continued in the first and second quarters of 2021. Following increased activity levels during the second quarter of 2021, the Company is progressively reinstating certain employee costs into the Company's cost structure, which will increase overall compensation cost in 2021.

Core Lab believes these immediate actions, as well as continued assessment of market conditions, will allow Core Lab, as it has for over 83 years, to navigate through these challenging times. Core Lab remains focused on preserving the quality of service for its clients and producing returns for its shareholders.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended June 30,				Change
	2021		2020		$	%
REVENUE:
Services	$86,263	73%	$91,009	79%	$(4,746)	(5)%
Product sales	32,482	27%	24,727	21%	7,755	31%
Total revenue	118,745	100%	115,736	100%	3,009	3%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	67,098	78%	67,054	74%	44	0%
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below*	26,743	82%	23,626	96%	3,117	13%
Total cost of services and product sales	93,841	79%	90,680	78%	3,161	3%
General and administrative expense, exclusive of depreciation expense shown below	9,670	8%	9,221	8%	449	5%
Depreciation and amortization	4,751	4%	5,425	5%	(674)	(12)%
Inventory write-down	—	—%	9,932	9%	(9,932)	NM
Other (income) expense, net	(2,317)	(2)%	3,045	3%	(5,362)	NM
Operating income (loss)	12,800	11%	(2,567)	(2)%	15,367	NM
Interest expense	2,530	2%	3,369	3%	(839)	(25)%
Income (loss) from continuing operations before income taxes	10,270	9%	(5,936)	(5)%	16,206	NM
Income tax expense (benefit)	2,053	2%	(261)	—%	2,314	NM
Income (loss) from continuing operations	8,217	7%	(5,675)	(5)%	13,892	NM
Income (loss) from discontinued operations, net of income taxes	—	—%	—	—%	—	NM
Net income (loss)	8,217	7%	(5,675)	(5)%	13,892	NM
Net income (loss) attributable to non-controlling interest	157	—%	41	—%	116	NM
Net income (loss) attributable to Core Laboratories N.V.	$8,060	7%	$(5,716)	(5)%	$13,776	NM

Other Data:
Current ratio (1)	2.21:1		1.93:1
Debt to EBITDA ratio (2)	2.24:1		2.82:1
Debt to Adjusted EBITDA ratio (3)	2.18:1		2.21:1

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

Return to Index

	Three Months Ended				Change
	June 30, 2021		March 31, 2021		$	%
REVENUE:
Services	$86,263	73%	$83,982	77%	$2,281	3%
Product sales	32,482	27%	24,401	23%	8,081	33%
Total revenue	118,745	100%	108,383	100%	10,362	10%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	67,098	78%	63,533	76%	3,565	6%
Cost of product sales, exclusive of depreciation expense shown below*	26,743	82%	20,617	84%	6,126	30%
Total cost of services and product sales	93,841	79%	84,150	78%	9,691	12%
General and administrative expense, exclusive of depreciation expense shown below	9,670	8%	8,461	8%	1,209	14%
Depreciation and amortization	4,751	4%	4,871	4%	(120)	(2)%
Other (income) expense, net	(2,317)	(2)%	(721)	(1)%	(1,596)	221%
Operating income (loss)	12,800	11%	11,622	11%	1,178	10%
Interest expense	2,530	2%	1,363	1%	1,167	86%
Income (loss) from continuing operations before income taxes	10,270	9%	10,259	9%	11	0%
Income tax expense (benefit)	2,053	2%	2,052	2%	1	0%
Income (loss) from continuing operations	8,217	7%	8,207	8%	10	0%
Income (loss) from discontinued operations, net of income taxes	—	—%	—	—%	—	NM
Net income (loss)	8,217	7%	8,207	8%	10	0%
Net income (loss) attributable to non-controlling interest	157	—%	102	—%	55	NM
Net income (loss) attributable to Core Laboratories N.V.	$8,060	7%	$8,105	7%	$(45)	(1)%

Other Data:
Current ratio (1)	2.21:1		2.17:1
Debt to EBITDA ratio (2)	2.24:1		2.37:1
Debt to Adjusted EBITDA ratio (3)	2.18:1		2.33:1

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

Return to Index

	Six Months Ended June 30,				Change
	2021		2020		$	%
REVENUE:
Services	$170,245	75%	$200,976	75%	$(30,731)	(15)%
Product sales	56,883	25%	67,160	25%	(10,277)	(15)%
Total revenue	227,128	100%	268,136	100%	(41,008)	(15)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	130,631	77%	147,995	74%	(17,364)	(12)%
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below*	47,360	83%	57,816	86%	(10,456)	(18)%
Total cost of services and product sales	177,991	78%	205,811	77%	(27,820)	(14)%
General and administrative expense, exclusive of depreciation expense shown below	18,131	8%	28,788	11%	(10,657)	(37)%
Depreciation and amortization	9,622	4%	10,866	4%	(1,244)	(11)%
Impairments and other charges	—	—%	122,204	46%	(122,204)	NM
Inventory write-down	—	—%	9,932	4%	(9,932)	NM
Other (income) expense, net	(3,038)	(1)%	2,075	1%	(5,113)	NM
Operating income (loss)	24,422	11%	(111,540)	(42)%	135,962	NM
Interest expense	3,893	2%	6,780	3%	(2,887)	(43)%
Income (loss) from continuing operations before income taxes	20,529	9%	(118,320)	(44)%	138,849	NM
Income tax expense (benefit)	4,105	2%	(4,307)	(2)%	8,412	NM
Income (loss) from continuing operations	16,424	7%	(114,013)	(43)%	130,437	NM
Income (loss) from discontinued operations, net of income taxes	—	—%	—	—%	—	NM
Net income (loss)	16,424	7%	(114,013)	(43)%	130,437	NM
Net income (loss) attributable to non-controlling interest	259	—%	124	—%	135	NM
Net income (loss) attributable to Core Laboratories N.V.	$16,165	7%	$(114,137)	(43)%	$130,302	NM

Other Data:
Current ratio (1)	2.21:1		1.93:1
Debt to EBITDA ratio (2)	2.24:1		2.82:1
Debt to Adjusted EBITDA ratio (3)	2.18:1		2.21:1

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

Operating Results for the Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020 and March 31, 2021 and for the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020

Services Revenue

Services revenue is primarily tied to activities associated with the exploration and production of oil, gas and derived products outside the U.S. For the three months ended June 30, 2021, services revenue of $86.3 million decreased compared to $91.0 million for the three months ended June 30, 2020 and increased compared to $84.0 million for the three months ended March 31, 2021. For the six months ended June 30, 2021, service revenue of $170.2 million decreased compared to $201.0 million for the six months ended June 30, 2020. The negative impact on the industry caused by the COVID-19 pandemic began in March of 2020 throughout the remainder of 2020, and continued in the first and second quarters of 2021. Global government mandated

Return to Index

shut-downs, home sheltering and social distancing policies have caused a significant decline in the demand for crude oil and associated products, which has also resulted in decreased spending and disrupted activity by our clients. Activity levels outside the U.S. continue to remain depressed for the first half of 2021 and continue to experience workflow disruptions and delays. Year-over-year, lower levels of activity have impacted services revenue in both the U.S. and international markets. Sequentially, activity levels in the U.S. were relatively flat, international markets increased approximately 4% which was the primary contributor to an overall increase of 3% in service revenue.

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

Product Sales Revenue

For the three months ended June 30, 2021, product sales revenue, of $32.5 million increased 31% from $24.7 million in the three months ended June 30, 2020 and increased 33% from $24.4 million in the three months ended March 31, 2021. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The average rig count for U.S. land increased over 16% sequentially for the second quarter of 2021, and is 82% above its low in 2020. Activity levels in the U.S. land market continued to strengthen in the second quarter of 2021, coupled with the success of new products penetrating the market, led to the growth in product sales revenue during the three months ended June 30, 2021. For the six months ended June 30, 2021, product sales revenue of $56.9 million decreased compared to $67.2 million from the six months ended June 30, 2020. The decrease in activity levels is primarily due to the continued impact from the COVID-19 pandemic.

Cost of Services, excluding depreciation

Cost of services was $67.1 million for the three months ended June 30, 2021, relatively flat compared to the same period last year, and a 6% increase compared to $63.5 million for the three months ended March 31, 2021. Cost of services expressed as a percentage of services revenue increased to 78% for the three months ended June 30, 2021, compared to 74% for the three months ended June 30, 2020 and 76% for the three months ended March 31, 2021. The sequential increase in cost of services for the second quarter of 2021 is associated with the restoration of certain cost reduction initiatives during the three months ended June 30, 2021. Cost of services decreased to $130.6 million for the six months ended June 30, 2021 compared to $148.0 million for the six months ended June 30, 2020. Cost of services expressed as a percentage of services increased to 77% for the six months ended June 30, 2021 compared to 74% for the six months ended June 30, 2020. The decrease in cost of services during the six months ended June 30, 2021 was primarily due to lower activity levels and cost reduction initiatives compared to the same period last year.

Cost of Product Sales, excluding depreciation

Cost of product sales of $26.7 million for the three months ended June 30, 2021 increased when compared to $23.6 million for the three months ended June 30, 2020 and to $20.6 million for the three months ended March 31, 2021. Cost of product sales expressed as a percentage of product sales revenue was 82% for the three months ended June 30, 2021, compared to 96% for the three months ended June 30, 2020 and 84% for the three months ended March 31, 2021. The decrease in cost of sales as a percentage of product sales revenue is primarily due to increased manufacturing productivity and absorption of fixed costs. Cost of product sales of $47.4 million for the six months ended June 30, 2021 decreased when compared to $57.8 million for the six months ended June 30, 2020. Cost of product sales expressed as a percentage of product sales revenue was 83% for the six months ended June 30, 2021, compared to 86% for the six months ended June 30, 2020. Lower cost of product sales in the six months ended June 30, 2021 was primarily due to the continued decrease in activity levels from the COVID-19 pandemic, and the benefit derived from cost reduction initiatives implemented in 2020 and through the first six months of 2021.

Return to Index

General and Administrative Expense, excluding depreciation

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended June 30, 2021 was $9.7 million compared to $9.2 million and $8.5 million for the three months ended June 30, 2020 and March 31, 2021, respectively. The variances are primarily due to changes in compensation expense during those periods. G&A expense of $18.1 million for the six months ended June 30, 2021 compared to $28.8 million for the six months ended June 30, 2020. The decrease was primarily due to changes in compensation expense during those periods, including acceleration of stock compensation expense of $.0.8 million for the six months ended June 30, 2021 compared to $6.8 million recorded for the six months ended June 30, 2020, for retirement eligible employees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2021 was $4.8 million compared to $5.4 million and $4.9 million for the three months ended June 30, 2020 and March 31, 2021, respectively. Depreciation and amortization expense for the six months ended June 30, 2021 was $9.6 million compared to $10.9 million for the six months ended June 30, 2020. The decrease in depreciation and amortization expense for 2021 is primarily due to lower capital expenditures as a result of decreased activity levels associated with the COVID-19 pandemic.

Impairments, inventory write-down and other charges

The events associated with the global spread of COVID-19, and the resulting sharp decrease in the price of crude oil, which caused a sharp decline in the consumption and demand for crude oil and refined petroleum products, led to a triggering event in March 2020. In response to the triggering event, the Company updated its analysis associated with future cash flows and the valuation of assets and potential impairment of goodwill and intangible assets. Our updated analysis resulted in the Company recording a charge of $114.0 million for impairment of goodwill and $8.2 million for impairments to intangible assets in March 2020 in our Production Enhancement segment. In June 2020, we recorded a charge of $9.9 million associated with inventory obsolescence and a valuation write-down related to our Production Enhancement segment.

During the three and six months ended June 30, 2021, we determined there were no triggering events which require the Company to perform further impairment assessment for any of its reporting units or asset groups and therefore, there is no inventory write-down for the three or six months ended June 30, 2021.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(Gain) loss on sale of assets	$(47)	$(354)	$(119)	$(350)
Results of non-consolidated subsidiaries	(3)	(183)	30	(209)
Foreign exchange (gain) loss, net	352	(98)	(56)	(674)
Rents and royalties	(153)	(107)	(281)	(242)
Return on pension assets and other pension costs	(77)	(154)	(155)	(307)
Gain on sale of business	(1,012)	—	(1,012)	—
Curtailment	—	—	—	(1,034)
Loss on lease abandonment	—	626	—	626
Cost reduction and other charges	—	2,789	—	3,943
Insurance settlement	(750)	—	(750)	—
Other, net	(627)	526	(695)	322
Total other (income) expense, net	$(2,317)	$3,045	$(3,038)	$2,075

Return to Index

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
British Pound	$(143)	$100	$(57)	$12
Canadian Dollar	(36)	(419)	(35)	304
Euro	162	(90)	(191)	(88)
Russian Ruble	119	426	41	(388)
Other currencies, net	250	(115)	186	(514)
Foreign exchange (gain) loss, net	$352	$(98)	$(56)	$(674)

Interest Expense

Interest expense for the three months ended June 30, 2021 was $2.5 million compared to $3.4 million and $1.4 million for the three months ended June 30, 2020 and March 31, 2021, respectively. Interest expense for the six months ended June 30, 2021 was $3.9 million compared to $6.8 million for the six months ended June 30, 2020. The variances are primarily due to changes in the interest rate associated with aggregated variable rate debt and changes in aggregated fixed rate debt in the respective quarters, and the effect of settlement and restructuring of our interest rate swap agreements during the three months ended March 31, 2021. See Note 16, Derivative Instruments and Hedging Activities for additional information.

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $2.1 million and $4.1 million for the three and six months ended June 30, 2021, respectively, compared to an income tax benefit of $0.3 million and $4.3 million for the three and six months ended June 30, 2020, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 20% in these periods. The effective tax rate for the three and six months ended June 30, 2020 was 4.4% and 3.6%, respectively, recorded on a loss from continuing operations before tax of $5.9 million and $118.3 million during those periods. The tax benefit for the three and six months ended June 30, 2020 was largely impacted by an impairment of goodwill, intangible assets and other charges recorded during these periods which were largely not deductible for tax purposes. The tax benefit associated with the $122.2 million impairment charge was limited to $5.5 million.

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

See Note 18, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies improving reservoir performance and increasing the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

Return to Index

	Three Months Ended June 30,		2021/2020		Three Months Ended March 31,	Q2 / Q1
	2021	2020	$ Change	% Change	2021	$ Change	% Change
Revenue:
Reservoir Description	$78,252	$88,442	$(10,190)	(12)%	$76,486	$1,766	2%
Production Enhancement	40,493	27,294	13,199	48%	31,897	8,596	27%
Consolidated	$118,745	$115,736	$3,009	3%	$108,383	$10,362	10%
Operating income (loss):
Reservoir Description	$7,265	$13,534	$(6,269)	(46)%	$10,051	$(2,786)	(28)%
Production Enhancement	3,831	(16,324)	20,155	NM	1,560	2,271	146%
Corporate and Other (1)	1,704	223	1,481	NM	11	1,693	NM
Consolidated	$12,800	$(2,567)	$15,367	NM	$11,622	$1,178	NM

(1) "Corporate and Other" represents those items that are not directly related to a particular segment.

"NM" means not meaningful

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
Revenue:
Reservoir Description	$154,738	$191,144	$(36,406)	(19)%
Production Enhancement	72,390	76,992	(4,602)	(6)%
Consolidated	$227,128	$268,136	$(41,008)	(15)%
Operating income (loss):
Reservoir Description	$17,317	$24,596	$(7,279)	(30)%
Production Enhancement	5,391	(137,623)	143,014	NM
Corporate and Other (1)	1,714	1,487	227	NM
Consolidated	$24,422	$(111,540)	$135,962	NM

(1) "Corporate and Other" represents those items that are not directly related to a particular segment.

"NM" means not meaningful

Reservoir Description

Revenue from the Reservoir Description segment of $78.3 million for the three months ended June 30, 2021 decreased from $88.4 million for the three months ended June 30, 2020 and increased from $76.5 million for the three months ended March 31, 2021. Revenue from the Reservoir Description segment of $154.7 million for the six months ended June 30, 2021 decreased from $191.1 million for the six months ended June 30, 2020. Reservoir Description operations rely heavily on international and offshore activity levels, including existing producing fields across the globe, with approximately 80% of its revenue sourced from producing fields and development projects outside the U.S. In March of 2020, when the COVID-19 global pandemic began, there were significant decreases in the price of crude oil which resulted in reduced project activity from our oil and gas clients in 2020 and, thus also reduced our spending and activity planned for 2021. The COVID-19 global pandemic also continues to delay and disrupt progress on longer-term international and offshore projects. The results for the six-month period ended June 30, 2021 were also negatively impacted by the North America winter storm in February 2021. Sequentially, revenue from the Reservoir Description segment increased 2% primarily due to the adverse effect of the winter storm event impacting the first quarter of 2021. We continue to focus on large-scale core analysis and reservoir fluids characterization studies in the Asia-Pacific region, offshore Europe and Africa, offshore South America, North America, and the Middle East. We are also engaged on both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid

Return to Index

laboratory in Doha, Qatar, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as expansion of the North Gas Field in Qatar.

Operating income of $7.3 million for the three months ended June 30, 2021 decreased 46% year-over-year compared to $13.5 million for the three months ended June 30, 2020 and decreased 28% sequentially compared to $10.1 million for the three months ended March 31, 2021. Operating income of $17.3 million for the six months ended June 30, 2021 decreased 30% year-over-year compared to $24.6 million for the six months ended June 30, 2020. The decrease in operating income year-over-year correlates to the decrease in revenue discussed above and reflects additional costs associated with disruptions and damage to facilities caused by the North America winter storm in February 2021. These negative impacts in the first half of 2021 results were partially offset by lower compensation expenses resulting from the cost reduction plans implemented in 2020. However, the Company began to progressively restore certain temporary cost reduction initiatives in the second quarter 2021, which resulted an increase in overall costs.

Operating margins were 9% for the three months ended June 30, 2021, which decreased from 15% and 13% for the three months ended June 30, 2020 and March 31, 2021, respectively. Operating margins were 11% for the six months ended June 30, 2021, which decreased from 13% for the six months ended June 30, 2020. The lower margin was primarily due to significantly lower activity levels, increased costs related to the North America winter storm, partially offset by lower compensation expense resulting from cost reduction initiatives implemented in 2020.

Production Enhancement

Revenue from the Production Enhancement segment, was $40.5 million for the three months ended June 30, 2021, an increase of 48% year-over-year from $27.3 million for the three months ended June 30, 2020 and increased 27% sequentially compared to $31.9 million for the three months ended March 31, 2021. Revenue from the Production Enhancement segment of $72.4 million for the six months ended June 30, 2021 decreased 6% from $77.0 million for the six months ended June 30, 2020. Production Enhancement operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. Drilling and completion activity levels began to significantly decrease starting March of 2020 due to the global pandemic and bottomed out at a historically low level in May of 2020. Activity levels in the U.S. onshore market started to recover in the second half of 2020, and activity levels for both the U.S. onshore and international markets continued to strengthen in 2021. Activity levels for the U.S. onshore market and international market have partially recovered from the historic lows, and increased sequentially in the second quarter of 2021 by 20% and 36%, respectively. Our clients remain focused on using technological solutions for their projects to optimize and improve daily production and estimated ultimate recovery from their reservoirs. We continue to develop new technologies and benefit from our clients' acceptance of new services and products, led by HEROTM PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies.

Operating income of $3.8 million for the three months ended June 30, 2021 compared to an operating loss of $16.3 million for the three months ended June 30, 2020, which was primarily impacted by a charge of $9.9 million for inventory write-down, and $1.3 million for cost reductions and other charges. The increase in operating income compared to the $1.6 million for the three months ended March 31, 2021, was primarily due to the sequential increase in activity levels as described above. Operating income of $5.4 million for the six months ended June 30, 2021 compared to the operating loss of $137.6 million for the six months ended June 30, 2020, which included a charge of $122.2 million for impairment of goodwill and intangible assets, in addition to additional charges as described above.

Operating margins for the three months ended June 30, 2021 were 9%, compared to negative margin in the three months ended June 30, 2020, which included the various one time charges described above. Operating margins for the three months ended March 31, 2021 were 5%, which were negatively impacted by the North America winter storm in February 2021. Improved operating margins for the three months ended June 30, 2021 were primarily due to an increase in activity levels resulting in improved manufacturing productivity. Operating margin for the six months ended June 30, 2021 were 7%

Return to Index

compared to negative margin for the six months ended June 30, 2020, and was primarily due to the impairment charges described above.

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

In response to market conditions, primarily as a result of the global pandemic, Core Lab’s Supervisory Board approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow on debt reduction. In March 2020, the Company enacted cost control plans and expanded these initiatives in June of 2020, which include: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to $11.9 million for 2020 and similar, or slightly higher, level for 2021, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions include reductions in workforce and reduction of senior executive and employee compensation. These initiatives continued in the first half of 2021. With the increases in activity levels during the first half of 2021, the Company is in the process of restoring certain temporary cost reductions associated with employee compensation.

On January 12, 2021, the Company issued the 2021 Senior Notes with aggregate principal amount of $60 million in a private placement. The net proceeds from the 2021 Senior Notes were used exclusively to reduce outstanding debt under the Company’s Credit Facility, which increased the available borrowing capacity and liquidity for Core Lab. We intend to maintain sufficient borrowing capacity under the Credit Facility to both retire maturing debt obligations in September 2021, and provide additional liquidity, should the company require it for other purposes. See Note 7, Long-Term Debt, Net for additional information.

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC for the issuance and sale of up to $60.0 million of our common shares. Under terms of the Equity Distribution Agreement, sales of our common shares may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933 (the "ATM program"). In March 2021, we completed the program selling 1,658,012 common shares at an average price of $36.19 per share, which generated aggregate proceeds of $59.1 million, net of commission and other associated costs. Proceeds were used to reduce debt on the Company’s Credit Facility.

We are a Netherlands holding company, and therefore we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2021, $24.5 million of our $33.6 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

Return to Index

	Six Months Ended June 30,		2021/2020
	2021	2020	% Change
Cash flows provided by/(used in):
Operating activities	$17,473	$49,021	(64)%
Investing activities	(3,378)	(7,156)	(53)%
Financing activities	5,716	(31,999)	NM
Net change in cash and cash equivalents	$19,811	$9,866	101%

Cash flows provided by operating activities for the six months ended June 30, 2021 decreased by approximately $32.0 million when compared to the same period in 2020. The six months ended June 30, 2020 included $12.0 million from a reduction in working capital as operating activity levels declined during the global pandemic while working capital required an investment of $19.0 million for the same period in 2021 as operating levels increased.

The decrease in cash flows used in investing activities during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to: 1) lower capital expenditures at $5.7 million in 2021, a reduction of $0.8 million, 2) $1.6 million net cash proceeds received in 2021 from company owned life insurance policies to fund our deferred compensation program, and 3) $0.8 million net proceeds from the sale of assets and a business in 2021. The six months ended June 30, 2020 included capital expenditures of $6.4 million, proceeds from the sale of assets of $0.4 million and investment in life insurance policies of $0.9 million in 2020.

Cash flows provided by financing activities of $5.7 million for the six months ended June 30, 2021, compared to cash flows used in financing activities of $32.0 million for the same period in 2020. Financing activities for the six months ended June 30, 2021 reflect the lower dividend payments of $0.9 million compared to $11.6 million in 2020. Additionally, financing activities in 2021 included $59.1 million of cash raised by issuing shares through the ATM program and $58.9 million net cash raised through the issuance of the 2021 Senior Notes. Proceeds from both the ATM program and the 2021 Senior Notes were used to repay $111.0 million of outstanding borrowings under the Company's Credit Facility.

During the three and six months ended June 30, 2021, we repurchased 29,082 and 33,863 of our common shares for an aggregate purchase price of $0.9 million and $1.0 million, respectively.

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

	Six Months Ended June 30,		2021/2020
	2021	2020	% Change
Free cash flow calculation:
Net cash provided by operating activities	$17,473	$49,021	(64)%
Less: cash paid for capital expenditures	(5,657)	(6,406)	(12)%
Free cash flow	$11,816	$42,615	(72)%

Return to Index

Activity levels have changed significantly in the six months ended June 30, 2021 as compared to the same period in 2020. As noted above the six months ended June 30, 2020 included $12.0 million from a reduction in working capital as operating activity levels declined during the global pandemic while working capital required an investment of $19.0 million for the same period in 2021 as operating activity levels increased. Free cash flow has decreased for the six months ended June 30, 2021 compared to the same period in 2020 in line with the decrease in cash from operations offset with slightly lower capital expenditures in 2021.

Senior Notes, Credit Facility and Available Future Liquidity

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

On October 16, 2020, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2021 Senior Notes” and together with the 2011 Senior Notes, the “Senior Notes”). The 2021 Senior Notes were issued and funded on January 12, 2021. Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount that bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2021 Senior Notes is payable semi-annually on June 30 and December 30, commencing on June 30, 2021.

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

Moreover, the Amendment modified the range of variable interest rates that the Credit Facility may bear to be a range from LIBOR plus 1.500% to LIBOR plus 2.875%, and included the addition of a LIBOR floor of 0.500%. The Amendment, also reduced the aggregate borrowing commitment under the Credit Facility to $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $10.6 million at June 30, 2021, resulting in an available borrowing capacity under the Credit Facility of $214.4 million. In addition to indebtedness under the Credit Facility, we had $6.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2021.

The Credit Facility remains unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement)

Return to Index

and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.18, and our interest coverage ratio is 7.04, each for the period ended June 30, 2021.

We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

We currently have a forward interest rate swap agreement for a notional amount of $60 million for the purpose to fix the underlying risk-free rate, that would be associated with any anticipated issuance of new long-term debt by the Company in future periods under the Credit Facility. See Note 16, Derivative Instruments and Hedging Activities for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2020 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2020 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 9, Commitments and Contingencies to our Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
April 1 - 30, 2021 (1)	21,327	$30.10	—	4,331,557
May 1 - 31, 2021 (1)	7,755	$28.18	—	4,350,891
June 1 - 30, 2021	—	$—	—	4,350,891
Total	29,082	$29.59	—

(1)
During the three months ended June 30, 2021 29,082 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3)
We distributed 114,131 treasury shares upon vesting of stock-based awards during the three months ended June 30, 2021.

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

CORE LABORATORIES N.V.

Date:	July 29, 2021	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index