Form 10-Q
period 2021-09-30
CORE LABORATORIES N V
filed 2021-10-29
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes ☐ No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 27, 2021 was 46,289,621.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$19,050	$13,806
Accounts receivable, net of allowance for credit losses of $3,638 and $4,068 at 2021 and 2020, respectively	95,297	83,192
Inventories	44,056	38,151
Prepaid expenses	11,022	14,797
Income taxes receivable	12,473	9,675
Other current assets	5,347	6,227
TOTAL CURRENT ASSETS	187,245	165,848
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $305,384 and $293,978 at 2021 and 2020, respectively	112,736	115,293
RIGHT OF USE ASSETS	65,379	66,385
INTANGIBLES, net of accumulated amortization of $17,369 and $16,833 at 2021 and 2020, respectively	8,246	8,583
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	72,918	72,775
OTHER ASSETS	40,310	40,250
TOTAL ASSETS	$586,279	$568,579
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$35,015	$23,028
Accrued payroll and related costs	21,753	26,526
Taxes other than payroll and income	5,592	6,556
Unearned revenues	6,867	5,457
Operating lease liabilities	12,191	11,437
Income taxes payable	4,875	8,347
Other current liabilities	6,660	8,399
TOTAL CURRENT LIABILITIES	92,953	89,750
LONG-TERM DEBT, net	188,463	259,433
LONG-TERM OPERATING LEASE LIABILITIES	53,831	56,108
DEFERRED COMPENSATION	38,671	39,145
DEFERRED TAX LIABILITIES, net	23,837	20,585
OTHER LONG-TERM LIABILITIES	27,510	27,985
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,454,264 issued and 46,259,992 outstanding at 2021 and 44,796,252 issued and 44,572,801 outstanding at 2020	1,188	1,148
Additional paid-in capital	106,027	41,184
Retained earnings	66,123	50,456
Accumulated other comprehensive income (loss)	(9,693)	(7,200)
Treasury shares, at cost, 194,272 at 2021 and 223,451 at 2020	(7,084)	(14,075)
Total Core Laboratories N.V. shareholders' equity	156,561	71,513
Non-controlling interest	4,453	4,060
TOTAL EQUITY	161,014	75,573
TOTAL LIABILITIES AND EQUITY	$586,279	$568,579

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2021	2020
	(Unaudited)
REVENUE:
Services	$84,820	$86,250
Product sales	33,165	19,132
Total revenue	117,985	105,382
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	67,086	63,802
Cost of product sales, exclusive of depreciation expense shown below	25,832	17,236
General and administrative expense, exclusive of depreciation expense shown below	15,115	8,937
Depreciation	4,322	4,967
Amortization	174	197
Other (income) expense, net	(1,184)	(1,088)
OPERATING INCOME (LOSS)	6,640	11,331
Interest expense	2,669	4,672
Income (loss) from continuing operations before income taxes	3,971	6,659
Income tax expense (benefit)	2,962	3,663
Income (loss) from continuing operations	1,009	2,996
Income (loss) from discontinued operations, net of income taxes	—	—
Net income (loss)	1,009	2,996
Net income (loss) attributable to non-controlling interest	135	33
Net income (loss) attributable to Core Laboratories N.V.	$874	$2,963

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.02	$0.07
Basic earnings (loss) per share from discontinued operations	$—	$—
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.02	$0.07

Diluted earnings (loss) per share from continuing operations	$0.02	$0.07
Diluted earnings (loss) per share from discontinued operations	$—	$—
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.02	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,289	44,491
Assuming Dilution	47,125	44,899

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2021	2020
	(Unaudited)
REVENUE:
Services	$255,065	$287,226
Product sales	90,048	86,292
Total revenue	345,113	373,518
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	197,717	211,797
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below	73,192	75,052
General and administrative expense, exclusive of depreciation expense shown below	33,246	37,725
Depreciation	13,531	15,078
Amortization	587	952
Impairments and other charges	—	122,204
Inventory write-down	—	9,932
Other (income) expense, net	(4,222)	987
OPERATING INCOME (LOSS)	31,062	(100,209)
Interest expense	6,562	11,452
Income (loss) from continuing operations before income taxes	24,500	(111,661)
Income tax expense (benefit)	7,068	(644)
Income (loss) from continuing operations	17,432	(111,017)
Income (loss) from discontinued operations, net of income taxes	—	—
Net income (loss)	17,432	(111,017)
Net income (loss) attributable to non-controlling interest	393	157
Net income (loss) attributable to Core Laboratories N.V.	$17,039	$(111,174)

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.38	$(2.50)
Basic earnings (loss) per share from discontinued operations	$—	$—
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.37	$(2.50)

Diluted earnings (loss) per share from continuing operations	$0.37	$(2.50)
Diluted earnings (loss) per share from discontinued operations	$—	$—
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.36	$(2.50)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	45,932	44,470
Assuming Dilution	46,833	44,470

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)
Net income (loss)	$1,009	$2,996	$17,432	$(111,017)
Other comprehensive income (loss):
Derivatives:
Gain (loss) on fair value of interest rate swaps	563	170	(2,645)	(2,620)
Interest rate swap amount reclassified to net income (loss)	—	221	(341)	444
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	(118)	(82)	493	457
Total interest rate swaps	445	309	(2,493)	(1,719)
Total other comprehensive income (loss)	445	309	(2,493)	(1,719)
Comprehensive income (loss)	1,454	3,305	14,939	(112,736)
Comprehensive income (loss) attributable to non-controlling interest	135	33	393	157
Comprehensive income (loss) attributable to Core Laboratories N.V.	$1,319	$3,272	$14,546	$(112,893)

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(Unaudited)
Common Shares
Balance at Beginning of Period	$1,188	$1,148	$1,148	$1,148
New share issuance	—	—	40	—
Balance at End of Period	$1,188	$1,148	$1,188	$1,148
Additional Paid-In Capital
Balance at Beginning of Period	$98,255	$60,901	$41,184	$51,872
Stock-based compensation	7,772	564	5,744	9,593
New share issuance	—	—	59,099	—
Balance at End of Period	$106,027	$61,465	$106,027	$61,465
Retained Earnings
Balance at Beginning of Period	$65,712	$34,846	$50,456	$160,539
Dividends paid	(463)	(445)	(1,372)	(12,001)
Net income (loss) attributable to Core Laboratories N.V.	874	2,963	17,039	(111,174)
Balance at End of Period	$66,123	$37,364	$66,123	$37,364
Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(10,138)	$(8,358)	$(7,200)	$(6,330)
Interest rate swaps, net of income taxes	445	309	(2,493)	(1,719)
Balance at End of Period	$(9,693)	$(8,049)	$(9,693)	$(8,049)
Treasury Shares
Balance at Beginning of Period	$(4,992)	$(26,434)	$(14,075)	$(29,364)
Stock-based compensation	788	2,295	10,902	6,661
Repurchase of common shares	(2,880)	(157)	(3,911)	(1,593)
Balance at End of Period	$(7,084)	$(24,296)	$(7,084)	$(24,296)
Non-Controlling Interest
Balance at Beginning of Period	$4,318	$4,044	$4,060	$4,275
Non-controlling interest dividends	—	—	—	(355)
Net income (loss) attributable to non-controlling interest	135	33	393	157
Balance at End of Period	$4,453	$4,077	$4,453	$4,077
Total Equity
Balance at Beginning of Period	$154,343	$66,147	$75,573	$182,140
Stock-based compensation	8,560	2,859	16,646	16,254
Repurchase of common shares	(2,880)	(157)	(3,911)	(1,593)
Dividends paid	(463)	(445)	(1,372)	(12,001)
Non-controlling interest dividends	—	—	—	(355)
New share issuance	—	—	59,139	—
Interest rate swaps, net of income taxes	445	309	(2,493)	(1,719)
Net income (loss)	1,009	2,996	17,432	(111,017)
Balance at End of Period	$161,014	$71,709	$161,014	$71,709

Cash Dividends per Share	$0.01	$0.01	$0.03	$0.27

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Common Shares - Number of shares issued	(Unaudited)
Balance at Beginning of Period	46,454,264	44,796,252	44,796,252	44,796,252
New share issuance	—	—	1,658,012	—
Balance at End of Period	46,454,264	44,796,252	46,454,264	44,796,252

Treasury Shares - Number of shares
Balance at Beginning of Period	(128,734)	(318,985)	(223,451)	(330,690)
Stock-based compensation	27,753	24,929	156,333	84,134
Repurchase of common shares	(93,291)	(7,500)	(127,154)	(55,000)
Balance at End of Period	(194,272)	(301,556)	(194,272)	(301,556)

Common Shares - Number of shares outstanding
Balance at Beginning of Period	46,325,530	44,477,267	44,572,801	44,465,562
New share issuance	—	—	1,658,012	—
Stock-based compensation	27,753	24,929	156,333	84,134
Repurchase of common shares	(93,291)	(7,500)	(127,154)	(55,000)
Balance at End of Period	46,259,992	44,494,696	46,259,992	44,494,696

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$17,432	$(111,017)
Income (loss) from discontinued operations, net of income taxes	—	—
Net income (loss)	17,432	(111,017)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	16,646	16,254
Depreciation and amortization	14,118	16,030
Changes to value of life insurance policies	(1,686)	2,921
Deferred income taxes	3,058	(13,014)
Impairments, inventory write-down and other charges	—	132,136
Gain on sale of business	(1,012)	—
Other non-cash items	(2,241)	834
Changes in assets and liabilities, net of effect of acquisitions and divestures:
Accounts receivable	(12,135)	45,229
Inventories	(3,599)	(2,880)
Prepaid expenses and other current assets	2,443	1,935
Other assets	106	3,089
Accounts payable	9,661	(13,262)
Accrued expenses	(10,824)	5,274
Unearned revenues	1,410	(5,359)
Other liabilities	(3,952)	(8,456)
Net cash provided by operating activities	29,425	69,714
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,789)	(8,578)
Patents and other intangibles	(249)	(377)
Proceeds from sale of assets	487	753
Net proceeds (premiums) on life insurance policies	1,509	(1,328)
Proceeds from sale of business, net of cash sold	513	—
Net cash used in investing activities	(6,529)	(9,530)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(194,000)	(71,000)
Proceeds from long-term debt	123,000	30,000
Proceeds from issuance of common shares	60,000	—
Transaction costs on the issuance of common shares	(861)	—
Dividends paid	(1,372)	(12,001)
Repurchase of common shares	(3,911)	(1,593)
Other financing activities	(508)	(1,536)
Net cash used in financing activities	(17,652)	(56,130)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,244	4,054
CASH AND CASH EQUIVALENTS, beginning of period	13,806	11,092
CASH AND CASH EQUIVALENTS, end of period	$19,050	$15,146

Supplemental disclosures of cash flow information:
Cash payments for interest	$8,841	$10,372
Cash payments for income taxes	$7,270	$13,856

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2020 was derived from the 2020 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements, and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and over which it does not exercise control but does exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2021 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2021.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2020.

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 2: Summary of Significant Accounting Policies" of our 2020 Annual Report.

Return to Index

3. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Contract assets
Current	$2,073	$1,238
	$2,073	$1,238
Contract liabilities
Current	$1,319	$953
Non-current	411	293
	$1,730	$1,246

September 30, 2021
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$1,319
Within 12 to 24 months	411
Greater than 24 months	—

The current portion of contract assets are included in our accounts receivable as of September 30, 2021 and December 31, 2020. We did not recognize any impairment losses on our receivables and contract assets during the three and nine months ended September 30, 2021 and 2020.

The current portion of contract liabilities is included in unearned revenues and the non-current portion of contract liabilities is included in other long-term liabilities as of September 30, 2021 and December 31, 2020.

4. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and nine months ended September 30, 2021 and 2020.

5. INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Finished goods	$20,323	$16,461
Parts and materials	20,773	19,098
Work in progress	2,960	2,592
Total inventories	$44,056	$38,151

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

Return to Index

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating lease expense	$4,396	$4,356	$13,028	$12,982
Short-term lease expense	555	359	1,386	1,223
Variable lease expense	417	312	1,188	1,086
Total lease expense	$5,368	$5,027	$15,602	$15,291
Other information:
Operating cash flows from operating leases	$3,914	$4,250	$12,362	$13,203
Right of use assets obtained in exchange for new operating lease obligations	$1,576	$2,098	$6,202	$4,502
Weighted-average remaining lease term - operating leases	7.94 years	8.68 years	7.94 years	8.68 years
Weighted-average discount rate - operating leases	4.62%	4.76%	4.62%	4.76%

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

September 30, 2021
Remainder of 2021	$3,773
2022	14,264
2023	11,734
2024	9,313
2025	8,119
Thereafter	31,960
Total undiscounted lease payments	79,163
Less: Imputed interest	(13,141)
Total operating lease liabilities	$66,022

7. LONG-TERM DEBT, NET

We have no financing lease obligations.

Long-term debt is as follows (in thousands):

	September 30, 2021	December 31, 2020
2011 Senior Notes	$75,000	$150,000
2021 Senior Notes	60,000	—
Credit Facility	55,000	111,000
Total long-term debt	190,000	261,000
Less: Debt issuance costs	(1,537)	(1,567)
Long-term debt, net	$188,463	$259,433

On September 30, 2021 one series of notes issued in 2011 ("2011 Senior Notes") became due and was retired. Series A of the 2011 Senior Notes consisting of $75 million in aggregate principal was settled using a combination of cash on hand and $55 million in proceeds drawn from the Company's revolving credit facility, which is described in more detail below.

As of September 30, 2021, following the retirement of Series A of the 2011 Senior Notes, we have three series of senior notes outstanding with an aggregate principal amount of $135 million issued in private placement transactions. One series of 2011 Senior Notes, Series B, consists of $75 million in aggregate principal that bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on Series B of the 2011 Senior Notes is payable semi-annually on March 30 and September 30.

Return to Index

On October 16, 2020, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2021 Senior Notes” and together with the 2011 Senior Notes, the “Senior Notes”). The 2021 Senior Notes were issued and funded on January 12, 2021. Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount that bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2021 Senior Notes is payable semi-annually on June 30 and December 30, and commenced on June 30, 2021.

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

Moreover, under the Amendment, the London Interbank Offered Rate ("LIBOR") plus 1.500% to LIBOR plus 2.875% is applied to outstanding borrowings under the Credit Facility, with a 0.500% floor on LIBOR. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. The Amendment also reduced the aggregate borrowing commitment under the Credit Facility to $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $10.6 million at September 30, 2021, resulting in an available borrowing capacity under the Credit Facility of $159.4 million. In addition to indebtedness under the Credit Facility, we had $6.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2021.

The Credit Facility is unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.10, and our interest coverage ratio is 8.57, each for the period ended September 30, 2021. We believe that we are in compliance with all covenants contained in our Credit Facility. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 16, Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior Notes.

Return to Index

The estimated fair value of total debt at September 30, 2021 and December 31, 2020 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

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

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest cost	$80	$179	$244	$514
Expected return on plan assets	(76)	(164)	(232)	(472)
Net periodic pension cost	$4	$15	$12	$42

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

10. EQUITY

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC (the “Equity Distribution Agreement”) for the issuance and sale of up to $60.0 million of our common shares. Under the terms of the Equity Distribution Agreement, sales of our common shares were made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended. The Company elected when to issue a placement notice which specified, among other sales parameters, the number of shares sold, the minimum price per share accepted, the daily volume of shares that were sold and the range of dates when shares were sold. We completed the program and sold 1,658,012 common shares during the first quarter of 2021, which generated aggregate proceeds of $59.1 million, net of commissions and other associated costs. Proceeds were used to reduce outstanding debt on the Company’s Credit Facility during the first quarter of 2021.

During the three and nine months ended September 30, 2021, we distributed 27,753 and 156,333 treasury shares, respectively, upon vesting of stock-based awards. During the three months ended September 30, 2021, we repurchased 93,291 of our common shares for $2.9 million, including rights to 8,291 shares valued at $0.3 million surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common shares under that plan. During the nine months ended September 30, 2021, we repurchased 127,154 of our common shares for $3.9 million, including rights to 42,154 shares valued at $1.3 million surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common shares

Return to Index

under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

In February, May and August 2021, we paid a quarterly dividend of $0.01 per common share. In addition, on October 27, 2021 we declared a quarterly dividend of $0.01 per common share for shareholders of record on November 8, 2021 and payable on November 29, 2021.

Accumulated other comprehensive loss, net of income taxes, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Pension and other postretirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,375)	$(5,375)
Interest rate swaps - net fair value loss	(4,318)	(1,825)
Total accumulated other comprehensive loss	$(9,693)	$(7,200)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding - basic	46,289	44,491	45,932	44,470
Effect of dilutive securities:
Performance shares	658	345	713	—
Restricted shares	178	63	188	—
Weighted average common shares outstanding - assuming dilution	47,125	44,899	46,833	44,470

For the nine months ended September 30, 2020, the number of outstanding performance and restricted shares of Core Laboratories N.V. common shares that were excluded from the diluted earnings per share calculation, as their impact would be antidilutive, were as follows (in thousands):

Nine months ended
September 30, 2020
Performance shares	348
Restricted shares	71

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

Return to Index

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

During the nine months ended September 30, 2021, there have been no triggering events which would require the Company to perform an impairment assessment for any of its reporting units or asset groups.

13. INVENTORY WRITE-DOWN

During the nine months ended September 30, 2020, as a result of the continuing adverse impact of COVID-19 pandemic and significant reduction in rig count and completions that affect the current consumption and anticipated demand for certain of our products, we recorded an additional inventory obsolescence and write-down of $9.9 million in our Production Enhancement segment.

There is no inventory write-down for the three and nine months ended September 30, 2021.

14. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(Gain) loss on sale of assets	$(231)	$(206)	$(350)	$(556)
Results of non-consolidated subsidiaries	(31)	33	(1)	(176)
Foreign exchange (gain) loss, net	(140)	982	(196)	308
Rents and royalties	(133)	(114)	(414)	(356)
Return on pension assets and other pension costs	(77)	(161)	(232)	(468)
Gain on sale of business	—	—	(1,012)	—
Curtailment	—	—	—	(1,034)
Loss (recovery) on lease abandonment	—	(122)	—	504
Cost reduction and other charges	—	—	—	3,943
Rebates and other credits	—	(763)	—	(763)
Insurance settlement	(550)	—	(1,300)	—
Other, net	(22)	(737)	(717)	(415)
Total other (income) expense, net	$(1,184)	$(1,088)	$(4,222)	$987

Return to Index

Foreign exchange gains and losses are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
British Pound	$(15)	$361	$(45)	$373
Canadian Dollar	48	106	13	410
Euro	(146)	682	(337)	594
Russian Ruble	(10)	(388)	31	(776)
Other currencies, net	(17)	221	142	(293)
Foreign exchange (gain) loss, net	$(140)	$982	$(196)	$308

15. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $3.0 million and $7.1 million for the three and nine months ended September 30, 2021, respectively, compared to an income tax expense of $3.7 million for the three months ended September 30, 2020 and income tax benefit of $0.6 million for the nine months ended September 30, 2020. The effective tax rate for the three and nine months ended September 30, 2021 was 74.6% and 28.8%, respectively. The increase in quarterly rate for the three months ended September 30, 2021 is primarily due to a lower level of pre-tax book income impacted by items discrete to the quarter and non-deductible expenses.

The effective tax rate for the three and nine months ended September 30, 2020 was 55.0% and 0.6%, respectively, recorded on income from continuing operations before tax of $6.7 million and loss of $111.7 million, respectively, during those periods. The tax benefit for the nine months ended September 30, 2020, was primarily impacted by the impairment of goodwill and intangible assets and other charges recorded during these periods which were largely not deductible for tax purposes. The tax benefit associated with the $122.2 million impairment charge was limited to $5.5 million.

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

Return to Index

In March 2020, we entered into two forward interest rate swap agreements for a total notional amount of $35 million to be effective beginning in September 2021. The purpose of these forward interest rate swap agreements was to fix the underlying risk-free rate that would be associated with the anticipated issuance of new long-term debt by the Company. These two forward interest rate swap agreements were terminated and settled in March 2021 and a gain of $1.4 million was recognized directly in the statement of operations.

In March 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million and carried the fair market value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a "blend and extend" structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. Upon issuing new long-term debt in future periods, this forward interest rate swap agreement will be recognized as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

At September 30, 2021, we had fixed rate long-term debt aggregating $135 million and variable rate long-term debt aggregating $55 million.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	September 30, 2021	December 31, 2020	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$(368)	Other long-term (liabilities)
10 year interest rate swap	—	(2,123)	Other long-term (liabilities)
10 year forward interest rate swap	(4,837)	—	Other long-term (liabilities)
	$(4,837)	$(2,491)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (Level 2).

The effect of the interest rate swaps on the consolidated statement of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$72	$(831)	$117	Increase (decrease) to interest expense
10 year interest rate swap	—	149	490	327	Increase (decrease) to interest expense
	$—	$221	$(341)	$444

Return to Index

17. FINANCIAL INSTRUMENTS

The Company's only financial assets and liabilities which are measured at fair value on a recurring basis relate to certain aspects of the Company's benefit plans and our derivative instruments. We use the market approach to determine the fair value of these assets and liabilities using significant other observable inputs (Level 2) with the assistance of a third-party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in general and administrative expense in the consolidated statements of operations. Gains and losses related to the fair value of the interest rate and forward interest rate swaps are recorded in other comprehensive income.

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		September 30, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$31,015	$—	$31,015	$—
	$31,015	$—	$31,015	$—
Liabilities:
Deferred compensation liabilities	$23,607	$—	$23,607	$—
10 year forward interest rate swap	4,837	—	4,837	—
	$28,444	$—	$28,444	$—

		Fair Value Measurement at
		December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$30,985	$—	$30,985	$—
	$30,985	$—	$30,985	$—
Liabilities:
Deferred compensation liabilities	$22,559	$—	$22,559	$—
5 year interest rate swap	368	—	368	—
10 year interest rate swap	2,123	—	2,123	—
	$25,050	$—	$25,050	$—

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

Return to Index

There are no activities or net cash provided by operating activities or discontinued operations recorded for the three and nine months ended September 30, 2021 and 2020. There are no balances recorded for the discontinued operations as of September 30, 2021 and December 31, 2020.

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

We use the same accounting policies to prepare our segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended September 30, 2021
Revenue from unaffiliated clients	$78,775	$39,210	$—	$117,985
Inter-segment revenue	113	161	(274)	—
Segment operating income (loss)	4,425	2,779	(564)	6,640
Total assets (at end of period)	308,251	139,721	138,307	586,279
Capital expenditures	1,727	637	768	3,132
Depreciation and amortization	2,798	1,462	236	4,496
Three months ended September 30, 2020
Revenue from unaffiliated clients	$80,060	$25,322	$—	$105,382
Inter-segment revenue	43	39	(82)	—
Segment operating income (loss)	11,022	(321)	630	11,331
Total assets (at end of period)	306,369	128,832	155,613	590,814
Capital expenditures	1,377	641	154	2,172
Depreciation and amortization	3,391	1,512	261	5,164
Nine months ended September 30, 2021
Revenue from unaffiliated clients	$233,512	$111,601	$—	$345,113
Inter-segment revenue	240	238	(478)	—
Segment operating income (loss)	21,742	8,170	1,150	31,062
Total assets (at end of period)	308,251	139,721	138,307	586,279
Capital expenditures	6,780	1,155	854	8,789
Depreciation and amortization	8,984	4,354	780	14,118
Nine months ended September 30, 2020
Revenue from unaffiliated clients	$271,203	$102,315	$—	$373,518
Inter-segment revenue	205	443	(648)	—
Segment operating income (loss)	35,618	(137,944)	2,117	(100,209)
Total assets (at end of period)	306,369	128,832	155,613	590,814
Capital expenditures	4,609	3,753	216	8,578
Depreciation and amortization	10,364	4,860	806	16,030

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2021 and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the "2020 Annual Report").

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

Outlook

The events associated with the COVID-19 pandemic and global government mandated shut-downs, home sheltering and social distancing policies caused a significant decline in the demand for crude oil and associated products during 2020 which has continued in 2021. U.S. land drilling and completion activities have experienced the most significant impact, as the rig count and completion of wells declined significantly during 2020. U.S. land drilling and completion activities began to improve in the fourth quarter of 2020 and continued to show improvement during 2021, however are still well below pre-pandemic levels. International activity contracted during 2020 and continues to be adversely impacted by increasing infection rates associated with new variant strains of the COVID-19 virus in 2021, which has led to business disruptions caused by government mandated shut-downs, travel restrictions, quarantines protocols and site closures in various international regions.

Crude-oil commodity prices have continued to rise during 2021, as growth in production has not kept pace with the resurgence in demand for energy produced from oil and gas. The activities associated with the production of oil and gas are expected to remain at similar levels for the remainder of 2021. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain supported by increasing demand with only moderate growth in production activities. If crude-oil commodity prices remain at current levels or increase, our clients' activities associated with the energy markets are also expected to increase in 2022 depending on global recovery from the COVID-19 pandemic.

Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 pandemic. The disruptions described above have primarily been associated with operational workflows stemming from travel, product delivery, as well as suspensions and delays in client projects. The global supply chain challenges have resulted in certain disruptions to our workflow, however, there has been no significant impact to our operations, and currently we do not anticipate significant disruption in our supply chain for the remainder of 2021. We have also implemented a continuity plan across our global organization to protect the health of employees while servicing our clients. In addition, results during 2021 were impacted by costs associated with disruptions and damage to facilities caused by the North American mid-continent winter storm event in February 2021, and major named storms in the Gulf of Mexico in August and September 2021, which affected operations in the region.

Our major clients continue to focus on capital management, return on invested capital, free cash flow, and returning capital to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. Additionally, some of our major clients have begun investing and developing other sources of energy, including renewables, and focusing on emission reduction initiatives. Some of these initiatives include deployment of technologies associated with hydrogen or lithium-based batteries, and carbon capturing and sequestration. Considering a longer-term strategy, we expect to be well positioned as our clients continue their focus on employing higher technological solutions in their efforts to optimize production and estimated ultimate recovery in the most cost efficient and environmentally responsible manner.

We believe oil and gas operators will continue to manage their capital spending within free cash flow and maintain their focus on improving and maintaining a stronger balance sheet, which could constrain future growth in activities associated with the production of oil and gas.

Core Laboratories expects that 2021 operating budgets of oil and gas operators will continue to be adversely impacted by the COVID-19 pandemic and limiting activities focused on international field development. However, more recently, there has been moderate improvement in international activity levels, as the average international rig count for the three months ended September 30, 2021, was up sequentially and year-over-year by approximately 14% and 19%, respectively. We continue to work with clients and discuss the progression of longer-term international projects. Additionally, the reservoir fluids analysis

Return to Index

performed on projects associated with current producing fields continues to be critical and has been less affected by lower commodity prices for crude oil.

As part of our long-term growth strategy, we continue to expand our market presence by opening or expanding facilities in strategic areas and realizing synergies within our business lines consistent with client demand and market conditions. More recently, we have expanded our laboratory capabilities in Qatar, Saudi Arabia and Brazil. We believe our market presence in strategic areas provides us a unique opportunity to serve our clients who have global operations, whether they are international oil companies, national oil companies, or independent oil companies.

In response to market conditions, Core Lab’s Board of Supervisory Directors (the “Supervisory Board”) approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow towards the reduction of debt. In 2020, the Company enacted cost control plans, which included: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to $11.9 million for 2020 and anticipated to be similar to slightly higher level for 2021, and (iii) eliminating all non-essential costs. These initiatives continued in 2021. Following increased activity levels during the second and third quarters of 2021, the Company is progressively reinstating certain employee costs into the Company's cost structure, which will increase overall compensation cost for the remainder of 2021.

Core Lab believes these immediate actions, as well as continued assessment of market conditions, will allow Core Lab, as it has for over 85 years, to navigate through these challenging times. Core Lab remains focused on preserving the quality of service for its clients and producing returns for its shareholders.

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended September 30,				Change
	2021		2020		$	%
REVENUE:
Services	$84,820	72%	$86,250	82%	$(1,430)	(2)%
Product sales	33,165	28%	19,132	18%	14,033	73%
Total revenue	117,985	100%	105,382	100%	12,603	12%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	67,086	79%	63,802	74%	3,284	5%
Cost of product sales, exclusive of depreciation expense shown below*	25,832	78%	17,236	90%	8,596	50%
Total cost of services and product sales	92,918	79%	81,038	77%	11,880	15%
General and administrative expense, exclusive of depreciation expense shown below	15,115	13%	8,937	8%	6,178	69%
Depreciation and amortization	4,496	4%	5,164	5%	(668)	(13)%
Other (income) expense, net	(1,184)	(1)%	(1,088)	(1)%	(96)	9%
Operating income (loss)	6,640	6%	11,331	11%	(4,691)	(41)%
Interest expense	2,669	2%	4,672	4%	(2,003)	(43)%
Income (loss) from continuing operations before income taxes	3,971	3%	6,659	6%	(2,688)	(40)%
Income tax expense (benefit)	2,962	3%	3,663	3%	(701)	(19)%
Income (loss) from continuing operations	1,009	1%	2,996	3%	(1,987)	(66)%
Income (loss) from discontinued operations, net of income taxes	—	—%	—	—%	—	NM
Net income (loss)	1,009	1%	2,996	3%	(1,987)	(66)%
Net income (loss) attributable to non-controlling interest	135	—%	33	—%	102	NM
Net income (loss) attributable to Core Laboratories N.V.	$874	1%	$2,963	3%	$(2,089)	(71)%

Other Data:
Current ratio (1)	2.21:1		0.99:1
Debt to EBITDA ratio (2)	2.33:1		3.09:1
Debt to Adjusted EBITDA ratio (3)	2.10:1		2.49:1

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

Return to Index

	Three Months Ended				Change
	September 30, 2021		June 30, 2021		$	%
REVENUE:
Services	$84,820	72%	$86,263	73%	$(1,443)	(2)%
Product sales	33,165	28%	32,482	27%	683	2%
Total revenue	117,985	100%	118,745	100%	(760)	(1)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	67,086	79%	67,098	78%	(12)	(0)%
Cost of product sales, exclusive of depreciation expense shown below*	25,832	78%	26,743	82%	(911)	(3)%
Total cost of services and product sales	92,918	79%	93,841	79%	(923)	(1)%
General and administrative expense, exclusive of depreciation expense shown below	15,115	13%	9,670	8%	5,445	56%
Depreciation and amortization	4,496	4%	4,751	4%	(255)	(5)%
Other (income) expense, net	(1,184)	(1)%	(2,317)	(2)%	1,133	(49)%
Operating income (loss)	6,640	6%	12,800	11%	(6,160)	(48)%
Interest expense	2,669	2%	2,530	2%	139	5%
Income (loss) from continuing operations before income taxes	3,971	3%	10,270	9%	(6,299)	(61)%
Income tax expense (benefit)	2,962	3%	2,053	2%	909	44%
Income (loss) from continuing operations	1,009	1%	8,217	7%	(7,208)	(88)%
Income (loss) from discontinued operations, net of income taxes	—	—%	—	—%	—	NM
Net income (loss)	1,009	1%	8,217	7%	(7,208)	(88)%
Net income (loss) attributable to non-controlling interest	135	—%	157	—%	(22)	NM
Net income (loss) attributable to Core Laboratories N.V.	$874	1%	$8,060	7%	$(7,186)	(89)%

Other Data:
Current ratio (1)	2.21:1		2.21:1
Debt to EBITDA ratio (2)	2.33:1		2.24:1
Debt to Adjusted EBITDA ratio (3)	2.10:1		2.18:1

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

Return to Index

	Nine Months Ended September 30,				Change
	2021		2020		$	%
REVENUE:
Services	$255,065	74%	$287,226	77%	$(32,161)	(11)%
Product sales	90,048	26%	86,292	23%	3,756	4%
Total revenue	345,113	100%	373,518	100%	(28,405)	(8)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	197,717	78%	211,797	74%	(14,080)	(7)%
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below*	73,192	81%	75,052	87%	(1,860)	(2)%
Total cost of services and product sales	270,909	78%	286,849	77%	(15,940)	(6)%
General and administrative expense, exclusive of depreciation expense shown below	33,246	10%	37,725	10%	(4,479)	(12)%
Depreciation and amortization	14,118	4%	16,030	4%	(1,912)	(12)%
Impairments and other charges	—	—%	122,204	33%	(122,204)	NM
Inventory write-down	—	—%	9,932	3%	(9,932)	NM
Other (income) expense, net	(4,222)	(1)%	987	—%	(5,209)	NM
Operating income (loss)	31,062	9%	(100,209)	(27)%	131,271	NM
Interest expense	6,562	2%	11,452	3%	(4,890)	(43)%
Income (loss) from continuing operations before income taxes	24,500	7%	(111,661)	(30)%	136,161	NM
Income tax expense (benefit)	7,068	2%	(644)	—%	7,712	NM
Income (loss) from continuing operations	17,432	5%	(111,017)	(30)%	128,449	NM
Income (loss) from discontinued operations, net of income taxes	—	—%	—	—%	—	NM
Net income (loss)	17,432	5%	(111,017)	(30)%	128,449	NM
Net income (loss) attributable to non-controlling interest	393	—%	157	—%	236	NM
Net income (loss) attributable to Core Laboratories N.V.	$17,039	5%	$(111,174)	(30)%	$128,213	NM

Other Data:
Current ratio (1)	2.21:1		0.99:1
Debt to EBITDA ratio (2)	2.33:1		3.09:1
Debt to Adjusted EBITDA ratio (3)	2.10:1		2.49:1

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

Operating Results for the Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020 and June 30, 2021 and for the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020

Services Revenue

Services revenue is primarily tied to activities associated with the exploration and production of oil, gas and derived products outside the U.S. For the three months ended September 30, 2021, services revenue of $84.8 million decreased 2% year-over-year and sequentially. Year-over-year, lower activity levels have impacted services revenue primarily in the U.S., while international markets remained relatively flat. Sequentially, activity levels in the U.S. were relatively flat, however, declined

Return to Index

slightly in the international markets, as business interruptions and delays caused by the COVID-19 pandemic and associated government mandated shut-downs and travel restrictions continued during the quarter.

For the nine months ended September 30, 2021, service revenue of $255.1 million decreased 11% compared to the same period in the prior year. The negative impact on the industry caused by the COVID-19 pandemic began in March of 2020, and continued in 2021. Activity levels outside the U.S. continue to remain lower in 2021, and continue to experience workflow disruptions and delays caused by the factors described above.

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

Product Sales Revenue

For the three months ended September 30, 2021, product sales revenue of $33.2 million increased 73% year-over-year and 2% sequentially. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The average rig count for U.S. land increased year-over-year and sequentially by approximately 101% and 11%, respectively. Activity levels in the U.S. land market and sales of our manufactured laboratory equipment continued to strengthen during the third quarter of 2021, although these increases were partially offset by certain large product sales orders to international markets in the prior quarter that did not reoccur, during the three months ended September 30, 2021.

For the nine months ended September 30, 2021, product sales revenue of $90.0 million increased 4% compared to the same period in the prior year. The increase in activity levels is primarily due to the activity levels in the U.S. land market which continued to strengthen in 2021.

Cost of Services, excluding depreciation

Cost of services was $67.1 million for the three months ended September 30, 2021 increased 5% year-over-year and remained flat sequentially. Cost of services expressed as a percentage of services revenue increased to 79% for the three months ended September 30, 2021, compared to 74% for the same period in the prior year, and 78% for the prior quarter. The year-over-year and sequential increases in cost of services as a percentage of service revenue for the three months ended September 30, 2021 were associated with the restoration of certain cost reduction initiatives that began in the later part of the second quarter of 2021.

Cost of services decreased to $197.7 million or 7% for the nine months ended September 30, 2021 compared to the same period in the prior year. Cost of services expressed as a percentage of services revenue increased to 78% for the nine months ended September 30, 2021 compared to 74% for the same period in the prior year. Higher cost of services as a percentage of services revenue during the nine months ended September 30, 2021 was primarily due to lower activity levels and the restoration of costs as described above.

Cost of Product Sales, excluding depreciation

Cost of product sales of $25.8 million for the three months ended September 30, 2021 increased 50% year-over-year and decreased 3% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 78% for the three months ended September 30, 2021, compared to 90% for the same period in the prior year, and 82% for the prior quarter. Lower cost of sales as a percentage of product sales revenue was primarily due to improved manufacturing productivity and absorption of fixed costs on a higher revenue base.

Cost of product sales of $73.2 million for the nine months ended September 30, 2021 decreased 2% compared to the same quarter in the prior year. Cost of product sales expressed as a percentage of product sales revenue was 81% for the nine months ended September 30, 2021, compared to 87% for the same period in the prior year. Lower cost of product sales as a percentage

Return to Index

of product sales revenue was primarily due to the continued increase in activity levels, and improved absorption of our fixed costs structure as described above.

General and Administrative Expense, excluding depreciation

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended September 30, 2021 was $15.1 million increased 69% year-over-year and 56% sequentially. The variances are primarily due to changes in compensation expense during those periods, including additional stock compensation expense of $6.5 million recorded in the three months ended September 30, 2021, for retirement eligible employees. The G&A expense for the three months ended September 30, 2021, excluding the $6.5 million of additional stock compensation expense, was flat year-over-year and decreased 11% sequentially.

G&A expense of $33.2 million for the nine months ended September 30, 2021 decreased 12% from the same period in the prior year. The decrease was primarily due to changes in compensation expense during those periods, resulting from lower headcount and the benefit derived from cost reduction initiatives implemented from March 2020 through 2021, offset by acceleration of stock compensation expense of $7.3 million for the nine months ended September 30, 2021 compared to $6.8 million recorded for the same period in the prior year, for retirement eligible employees.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2021 was $4.5 million decreased 13% year-over-year and 5% sequentially. The decrease in depreciation and amortization expense was primarily due to lower capital expenditures in the last 18 months as a result of decreased activity levels associated with the COVID-19 pandemic.

Depreciation and amortization expense for the nine months ended September 30, 2021 was $14.1 million, a decrease of 12% from the same period in the prior year, due primarily to the factors as described above.

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

During the three and nine months ended September 30, 2021, we determined there were no triggering events which require the Company to perform further impairment assessment for any of its reporting units or asset groups and therefore, there is no inventory write-down for the three or nine months ended September 30, 2021.

Return to Index

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(Gain) loss on sale of assets	$(231)	$(206)	$(350)	$(556)
Results of non-consolidated subsidiaries	(31)	33	(1)	(176)
Foreign exchange (gain) loss, net	(140)	982	(196)	308
Rents and royalties	(133)	(114)	(414)	(356)
Return on pension assets and other pension costs	(77)	(161)	(232)	(468)
Gain on sale of business	—	—	(1,012)	—
Curtailment	—	—	—	(1,034)
Loss (recovery) on lease abandonment	—	(122)	—	504
Cost reduction and other charges	—	—	—	3,943
Rebates and other credits	—	(763)	—	(763)
Insurance settlement	(550)	—	(1,300)	—
Other, net	(22)	(737)	(717)	(415)
Total other (income) expense, net	$(1,184)	$(1,088)	$(4,222)	$987

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
British Pound	$(15)	$361	$(45)	$373
Canadian Dollar	48	106	13	410
Euro	(146)	682	(337)	594
Russian Ruble	(10)	(388)	31	(776)
Other currencies, net	(17)	221	142	(293)
Foreign exchange (gain) loss, net	$(140)	$982	$(196)	$308

Interest Expense

Interest expense for the three months ended September 30, 2021 was $2.7 million, a decrease of $2.0 million year-over-year primarily due to a reduction of our aggregated variable rate debt. Net proceeds received upon the issuance of new shares in March 2021 were used to reduce the outstanding borrowings on our Credit Facility. Additionally, $1.5 million of professional fees and expenses associated with the evaluation of various corporate debt and refinancing opportunities was recorded in interest expense in the same period in the prior year. Sequentially, interest expense increased primarily due to increased average interest rates associated with our variable rate debt.

Interest expense for the nine months ended September 30, 2021 was $6.6 million a decrease of $4.9 million from the same period in the prior year, primarily due to; reduced levels of long-term debt in 2021 as described above, the effect of settlement and restructuring of our interest rate swap agreements with net gain of $1.9 million in 2021, and the additional expenses recorded in 2020 as described in Note 16, Derivative Instruments and Hedging Activities

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $3.0 million and $7.1 million for the three and nine months ended September 30, 2021, respectively, compared to an income tax expense of $3.7 million for the three months ended September 30, 2020, and income tax benefit of $0.6 million for the nine months ended September 30, 2020. The effective tax rate for the three and nine months ended September 30, 2021, was 74.6% and 28.8% respectively. The increase in the effective tax rate for

Return to Index

the three months ended September 30, 2021, was primarily due to a lower level of pre-tax book income impacted by items discrete to the quarter and non-deductible expenses.

The effective tax rate for the three and nine months ended September 30, 2020 was 55.0% and 0.6%, respectively, recorded on a loss from continuing operations before tax of $6.7 million and loss of $111.7 million during those periods. The tax benefit for the nine months ended September 30, 2020 was primarily impacted by an impairment of goodwill, intangible assets and other charges recorded during these periods which were largely not deductible for tax purposes. The tax benefit associated with the $122.2 million impairment charge was limited to $5.5 million.

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

See Note 18, Discontinued Operations for additional information.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies improving reservoir performance and increasing the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended September 30,		2021/2020		Three Months Ended June 30,	Q2 / Q1
	2021	2020	$ Change	% Change	2021	$ Change	% Change
Revenue:
Reservoir Description	$78,775	$80,060	$(1,285)	(2)%	$78,252	$523	1%
Production Enhancement	39,210	25,322	13,888	55%	40,493	(1,283)	(3)%
Consolidated	$117,985	$105,382	$12,603	12%	$118,745	$(760)	(1)%
Operating income (loss):
Reservoir Description	$4,425	$11,022	$(6,597)	(60)%	$7,265	$(2,840)	(39)%
Production Enhancement	2,779	(321)	3,100	NM	3,831	(1,052)	(28)%
Corporate and Other (1)	(564)	630	(1,194)	NM	1,704	(2,268)	NM
Consolidated	$6,640	$11,331	$(4,691)	NM	$12,800	$(6,160)	NM
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Return to Index

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
Revenue:
Reservoir Description	$233,512	$271,203	$(37,691)	(14)%
Production Enhancement	111,601	102,315	9,286	9%
Consolidated	$345,113	$373,518	$(28,405)	(8)%
Operating income (loss):
Reservoir Description	$21,742	$35,618	$(13,876)	(39)%
Production Enhancement	8,170	(137,944)	146,114	NM
Corporate and Other (1)	1,150	2,117	(967)	NM
Consolidated	$31,062	$(100,209)	$131,271	NM
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Reservoir Description

Reservoir Description operations rely heavily on international and offshore activity levels, including existing producing fields across the globe, with approximately 80% of its revenue sourced from producing fields and development projects outside the U.S. The COVID-19 global pandemic which began in early 2020 continues to adversely impact project activity from our oil and gas clients, causing delays and workflow disruptions, slowing the progress on longer-term international and offshore projects.

Revenue from the Reservoir Description segment of $78.8 million for the three months ended September 30, 2021 decreased 2%, year-over-year and remained flat sequentially. International activity levels remained flat during the third quarter of 2021, due to continued government mandated shut-downs across various international countries. Additionally, the negative impact from major named storms in the Gulf of Mexico caused a significant disruption to crude oil production and supply activities during August and September 2021. Revenue from the Reservoir Description segment of $233.5 million for the nine months ended September 30, 2021 decreased 14% compared to the same period in the prior year. The results for the nine-month period ended September 30, 2021 were primarily impacted by the on-going COVID-19 pandemic, but also negatively impacted by the North America mid-continent winter storm in February 2021 and the weather events as described above.

We continue to focus on large-scale core analysis and reservoir fluids characterization studies in the Asia-Pacific region, offshore Europe and Africa, offshore South America, North America, and the Middle East. We are also engaged on both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid laboratory in Doha, Qatar, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as expansion of the North Gas Field in Qatar.

Operating income of $4.4 million for the three months ended September 30, 2021 decreased $6.6 million, or 60%, year-over-year and decreased $2.8 million, or 39% sequentially. Year-over-year, the decrease is primarily due to $4.4 million of acceleration of stock compensation expense for retirement eligible employees recorded in the current quarter and disruption to client activity level in the Gulf of Mexico and along the coastline caused by the weather events discussed above. Operating income of $21.7 million for the nine months ended September 30, 2021 decreased 39% from the same period in the prior year. The decrease in operating income year-over-year correlates to the decrease in revenue discussed above and reflects additional costs associated with disruptions and damage to facilities caused by the North America mid-continent winter storm in February 2021. In addition, the Company began to progressively restore certain temporary cost reduction initiatives in the second and third quarters of 2021, which resulted in an increase in overall costs.

Operating margins were 6% for the three months ended September 30, 2021, which decreased from 14% year-over-year, and 9% sequentially. The lower operating margin was primarily impacted by the additional stock compensation expense recorded in

Return to Index

the three month period ended September 30, 2021, discussed above. Operating margins were 9% for the nine months ended September 30, 2021, which decreased from 13% for the same period in the prior year. The lower margin was primarily due to lower activity levels resulting in lower absorption of fixed costs, increased operating costs associated with damaged facilities caused by the North America mid-continent winter storm, and increased personnel costs in 2021 as some of the temporary salary reduction measures established in 2020 have been reinstated.

Production Enhancement

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

Revenue from the Production Enhancement segment, was $39.2 million for the three months ended September 30, 2021, an increase of 55% year-over-year and a decrease of 3% sequentially. Year-over-year, the increase is primarily driven by a significant increase in the drilling and completion of wells in the U.S. onshore market. Sequentially, revenue was lower primarily due to certain large product sales orders delivered to international customers for the three months ended June 30, 2021, which did not reoccur in the current quarter. Product sales to international markets are typically in larger bulk orders and vary in size from quarter to quarter. For the three months ended September 30, 2021, year-over-year and sequential growth was also partially impacted by disruptions caused by the weather events in the Gulf of Mexico. Revenue from the Production Enhancement segment of $111.6 million for the nine months ended September 30, 2021 increased 9% from the same period in the prior year, primarily driven by a recovery in the drilling and completion of wells during 2021 primarily in the U.S. onshore market but also some recovery in the international markets.

Our clients remain focused on using technological solutions for their projects to optimize and improve daily production and estimated ultimate recovery from their reservoirs. We continue to develop new technologies and benefit from our clients' acceptance of new services and products, led by HEROTM PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies.

Operating income of $2.8 million for the three months ended September 30, 2021 compared to an operating loss of $0.3 million for the same period in the prior year, which was primarily impacted by a charge of approximately $11.2 million for inventory write-down, cost reductions, and other charges recorded in the prior year. Sequentially, the decrease in operating income of $1.1 million, or 28%, was primarily due to the impact of acceleration of stock compensation expense of $2.1 million recorded for retirement eligible employees, and a decrease in revenue associated with larger international product sales that were delivered in the second quarter of 2021. Operating income of $8.2 million for the nine months ended September 30, 2021 compared to the operating loss of $137.9 million for the same period in the prior year, was primarily due to a charge of $122.2 million for impairment of goodwill and intangible assets, in addition to the charges for inventory write-down and other charges recorded in 2020, as described above.

Operating margins for the three months ended September 30, 2021 were 7%, compared to the negative margin for the same period in the prior year. The negative margin in the prior year was primarily due to the impact of various charges recorded in 2020 as described above. Sequentially, the operating margin in the prior quarter was 9% and decreased due to additional stock compensation expense recorded in the current quarter, and disruptions associated with the named weather events as discussed above. Operating margins for the nine months ended September 30, 2021 were 7% compared to the negative margin for the same period in the prior year were primarily due to the impairment and other charges recorded in 2020 as described above.

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

In response to market conditions, primarily as a result of the global pandemic, Core Lab’s Supervisory Board approved a plan to reduce the Company’s future quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow on debt reduction. In March 2020, the Company enacted cost control plans, which included: (i) corporate and operating cost reductions; (ii) annual capital expenditures reduced to $11.9 million for 2020 and similar, or slightly higher, level for 2021, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions include reductions in workforce and reduction of senior executive and employee compensation. These initiatives continued in 2021. Following increased activity levels during the second and third quarters of 2021, the Company is progressively reinstating certain employee costs into the Company's cost structure, which will increase overall compensation cost for the remainder of 2021.

On January 12, 2021, the Company issued the 2021 Senior Notes with aggregate principal amount of $60 million in a private placement. The net proceeds from the 2021 Senior Notes were used exclusively to reduce outstanding debt under the Company’s Credit Facility, which increased the available borrowing capacity and liquidity for Core Lab.

On September 30, 2021, the Company retired $75 million in Series A of the 2011 Senior Notes. Series A of the 2011 Senior Notes were retired using a combination of cash on hand and $55 million in proceeds drawn from our Credit Facility. We intend to maintain sufficient borrowing capacity under the Credit Facility to both retire maturing debt obligations and provide additional liquidity, should the company require it for other purposes. See Note 7, Long-Term Debt, Net for additional information.

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC for the issuance and sale of up to $60.0 million of our common shares. Under terms of the Equity Distribution Agreement, sales of our common shares may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the "ATM program"). In March 2021, we completed the program selling 1,658,012 common shares at an average price of $36.19 per share, which generated aggregate proceeds of $59.1 million, net of commission and other associated costs. Proceeds were used to reduce debt on the Company’s Credit Facility.

We are a Netherlands holding company, and therefore we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2021, $11.4 million of our $19.1 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

Return to Index

	Nine Months Ended September 30,		2021/2020
	2021	2020	% Change
Cash flows provided by/(used in):
Operating activities	$29,425	$69,714	(58)%
Investing activities	(6,529)	(9,530)	(31)%
Financing activities	(17,652)	(56,130)	NM
Net change in cash and cash equivalents	$5,244	$4,054	29%

Cash flows provided by operating activities for the nine months ended September 30, 2021 decreased by approximately $40.3 million when compared to the same period in 2020. The nine months ended September 30, 2020 included $25.6 million from a reduction in working capital as operating activity levels declined sharply at the onset of the global pandemic in 2020. As the global economy, our clients' and the Company's activities partially recovered, working capital required an investment of $16.9 million for the same period in 2021.

The decrease in cash flows used in investing activities during the nine months ended September 30, 2021 of $3.0 million compared to the same period in 2020 was primarily due to $1.6 million net cash proceeds received in 2021 from company owned life insurance policies to fund distributions from our deferred compensation program, compared to net premium paid of $1.3 million for the same period in 2020. The nine months ended September 30, 2021 also includes $0.5 million in proceeds received from the sale of a business.

Cash flows used in financing activities of $17.7 million for the nine months ended September 30, 2021 decreased $38.5 million, compared to the same period in 2020. Financing activities for the nine months ended September 30, 2021 reflect the lower dividend payments of $1.4 million compared to $12.0 million in 2020. Additionally, financing activities in 2021 included $59.1 million of net proceeds raised by issuing shares through the ATM program and $58.9 million net cash raised through the issuance of the 2021 Senior Notes. Proceeds from both the ATM program and the 2021 Senior Notes were used to repay Series A of the 2011 Senior Notes of $75.0 million and $56.0 million of outstanding borrowings under the Company's Credit Facility. Excess cash generated from operating activities in 2020 was also used to reduce the Company's outstanding borrowings under the Credit Facility.

During the three and nine months ended September 30, 2021, we repurchased 93,291 and 127,154 of our common shares for an aggregate purchase price of $2.9 million and $3.9 million, respectively.

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

Return to Index

	Nine Months Ended September 30,		2021/2020
	2021	2020	% Change
Free cash flow calculation:
Net cash provided by operating activities	$29,425	$69,714	(58)%
Less: cash paid for capital expenditures	(8,789)	(8,578)	2%
Free cash flow	$20,636	$61,136	(66)%

Activity levels have changed significantly in the nine months ended September 30, 2021 as compared to the same period in 2020. As noted above the nine months ended September 30, 2020 included $25.6 million from a reduction in working capital as operating activity levels declined significantly in the onset of the global pandemic, and as global economies and our operating activities have since partially recovered, an investment of $16.9 million was required for working capital during the same period in 2021. Capital expenditures remained relatively flat during these periods. Free cash flow has decreased for the nine months ended September 30, 2021 compared to the same period in 2020 in line with the decrease in cash from operations.

Senior Notes, Credit Facility and Available Future Liquidity

As of September 30, 2021 following the retirement of Series A of the 2011 Senior Notes (as defined below), we have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. Series A of the senior notes was issued in 2011 ("2011 Senior Notes"). Series B consists of $75 million in aggregate principal amount of notes and bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on Series B of the 2011 Senior Notes is payable semi-annually on March 30 and September 30.

On October 16, 2020, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2021 Senior Notes” and together with the 2011 Senior Notes, the “Senior Notes”). The 2021 Senior Notes were issued and funded on January 12, 2021. Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09%; Series A of the 2021 Notes is due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount and bear interest at a fixed rate of 4.38%; Series B of the 2021 Senior Notes is due in full on January 12, 2028. Interest on each series of the 2021 Senior Notes is payable semi-annually on June 30 and December 30.

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

Moreover, under the Amendment, the London Interbank Offered Rate ("LIBOR") plus 1.500% to LIBOR plus 2.875% is applied to outstanding borrowings under the Credit Facility, with a 0.500% floor on LIBOR. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. The Amendment, also reduced the aggregate borrowing commitment under the Credit Facility to $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $10.6 million at September 30, 2021, resulting in an available borrowing capacity under the Credit Facility of $159.4 million. In addition to indebtedness under the Credit Facility, we had $6.6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2021.

Return to Index

The Credit Facility is unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.10, and our interest coverage ratio is 8.57, each for the period ended September 30, 2021.

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

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

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

Return to Index

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
July 1 - 31, 2021 (1)	2,291	$39.11	—	4,522,330
August 1 - 31, 2021 (1)	91,000	$30.66	85,000	4,451,154
September 1 - 30, 2021	—	$—	—	4,451,154
Total	93,291	$30.87	85,000

(1)
During the three months ended September 30, 2021, 8,291 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3)
We distributed 27,753 treasury shares upon vesting of stock-based awards during the three months ended September 30, 2021.

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

CORE LABORATORIES N.V.

Date:	October 28, 2021	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index