Form 10-K
period 2021-12-31
CORE LABORATORIES N V
filed 2022-02-10
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _______________

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

As of June 30, 2021, the aggregate market value of common shares held by non-affiliates of the registrant was approximately $1,788,005,419.

As of February 9, 2022, the number of common shares outstanding was 46,277,208.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CORE LABORATORIES N.V.

FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

More information relating to any significant acquisitions is included in Note 4 - Acquisitions and Divestures of the Notes to the Consolidated Financial Statements.

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

We offer our services worldwide through a global network of offices. Services accounted for 73%, 77% and 71% of our revenue from continuing operations for the years ended December 31, 2021, 2020 and 2019, respectively.

We manufacture products primarily in five facilities for distribution on a global basis. Product sales accounted for 27%, 23% and 29% of our revenue from continuing operations for the years ended December 31, 2021, 2020 and 2019, respectively.

Reservoir Description

Commercial oil and gas fields consist of porous and permeable reservoir rocks that contain crude oil, natural gas and formation water. Due to the density differences of the fluids, natural gas typically caps the field and overlies an oil layer, which overlies the water. We provide services that characterize the porous reservoir rock, all three reservoir fluids and their derived products. Services relating to these fluids include determining the quality and measuring the quantity of the reservoir fluids and their derived products, such as gasoline, diesel and biofuels. This includes determining the value of different crude oil and natural gases by analyzing the individual components of complex hydrocarbons. We measure reservoir hydrocarbons at reservoir conditions to determine the changes in their physical properties with changing pressure and temperature. The number of pressure-volume-temperature ("PVT") related projects, has been increasing for the last several years, and reservoir fluid analyses now contribute approximately 65% to 70% of Reservoir Description revenue.

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

Core’s proprietary legacy portfolio of geological studies and rock and fluid property datasets on conventional reservoirs and seals, accessible through Core’s database platform, RAPIDTM, are being leveraged in energy transition projects as well, and are proving invaluable to operators evaluating potential Carbon Capture and Storage (“CCS”) sites in onshore and offshore Miocene and Oligocene reservoirs along the U.S. Gulf Coast. These legacy studies, originally conducted to evaluate hydrocarbon reservoirs, provide critical data for reconnaissance, benchmarking, and risk reduction ahead of new coring projects for CCS site assessment.

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

Core Lab’s Digital Innovation Group works collaboratively with multiple international and national oil companies on projects that utilize several of Core Lab’s proprietary digital technologies and services. Core Lab’s proprietary Advanced Rock Typing technology combines Core Lab’s vast, comprehensive database of physical measurements, and World Wide Rock CatalogTM with its proprietary image acquisition technology and innovative AI image recognition. These technologies provide clients with analog data sets in situations where acquisition of new conventional core may not be possible. High-resolution images of wellbore cuttings and sidewall cores are quickly and efficiently matched with analogs from Core Lab’s proprietary database of samples from around the world. Physically measured data sets from the matching analogs are delivered to our clients in time to make appraisal and development decisions.

Core Lab also applies its rock fluid and data analytical capabilities to CO2 and other gas and liquid projects. These projects may be for enhanced oil recovery in mature fields, or for CO2-CCS projects.

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

During 2021, we added new modules to our suite of IT platforms that enhance the distribution chain of our customers, with similar structure of using dashboard technology, enabling the customer to monitor live progress as well as operational data.

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

Production Enhancement

Core Lab's Production Enhancement group provides products and diagnostic services to help optimize well completions, reservoir operations and field development strategies, in order to increase recoverable reserves in the most efficient way. These product offerings include perforating technologies to establish communication between the wellbore and the reservoir. Diagnostic services are used to assess well completions and field floods. Two commonly used production enhancement methods are (i) hydraulic fracturing of the reservoir rock to improve flow and (ii) flooding a reservoir with water, carbon dioxide, nitrogen or hydrocarbon gases to drive more oil and gas to the producing wellbores. Many oilfields today are hydraulically fractured and/or flooded to maximize oil and gas recovery. Although Core Lab is not a hydraulic fracturing company, Core does provide services that are used by operators to develop and optimize hydraulic fracturing and field flood projects and to evaluate the success of those projects. These services, products and expertise play a key role in the success of both methodologies.

The hydraulic fracturing of a producing formation is achieved by pumping a fluid slurry containing a proppant material into the reservoir zone at extremely high pressures. This fractures the rock and the proppant material "props" or holds the fracture open after the pressure pumping is complete, so that reservoir fluids can flow through a highly conductive fracture into the production wellbore. Data on rock type and strength generated in the Reservoir Description segment are critical for determining the proper design of the hydraulic fracturing treatment. In addition, further testing indicates whether the fluid slurry is compatible with the reservoir rock so that damage does not occur that would otherwise restrict production. Core also provides testing of various propping agents and software to help select the best propping agent based on net present value calculations of client investments. The proprietary and patented ZERO WASH® tracer technology is used to confirm optimum cluster efficiency, stage spacing, stimulated reservoir volume and increased ultimate recovery.

SPECTRACHEM®, a chemical frac water tracing service, is another proprietary and patented technology developed for optimizing hydraulic fracture performance. SPECTRACHEM® is used to aid operators in determining the efficiency of the fracturing fluids used. SPECTRACHEM® tracers enable operators to evaluate the quantity of fracturing fluid and reservoir fluid that returns to the wellbore after a hydraulic fracturing event. This technology also enables clients to evaluate load recovery, gas breakthrough, fluid leak-off and breaker efficiency, all of which are important factors for optimizing oil and/or natural gas production after the formation is hydraulically fractured.

The SPECTRACHEM® service is used for determining the effectiveness and efficiency of the hydraulic fracture stimulation of long, multi-stage horizontal wells in oil- and gas-shale plays in unconventional reservoirs. SPECTRACHEM® data sets are used to determine if and how effectively each frac stage is flowing. Frac stages with ineffective flows may warrant further stimulation or remedial actions, while guiding improvements in future frac designs and flowback procedures.

Core Lab's engineers have developed and implemented new applications for the proprietary SPECTRACHEM ® service to determine whether horizontal wells are unobstructed and flowing through the entire length of a horizontal well. Leveraged by operators in the Permian, Eagle Ford, Wolfcamp, Bakken and Haynesville plays, this technology can identify wellbore obstructions, often caused by inter-well communication, wellbore fill, or dissolvable plug remnants. By applying this technology, clients can identify and remediate well obstructions that can negatively impact well performance, reserve calculations and reserve-based lending.

Another unique completion monitoring system, COMPLETION PROFILER™, helps to determine flow rates from reservoir zones after they have been hydraulically fractured. This provides clients with a baseline of early production information that can be compared to subsequent data later in the life of the well to see how hydrocarbon production from different reservoir layers or different quality rock varies over time.

The FLOWPROFILERTM service, a proprietary hydrocarbon-based tracer technology, which is a further development of the patented SPECTRACHEM® technology quantifies the hydrocarbon production from discrete segments in multi-stage horizontal well completions in unconventional tight-oil or gas plays. This service incorporates both liquid and solid controlled-release, oil-soluble tracers for oil reservoirs which are different from gas tracers used for gas reservoirs. FLOWPROFILERTM technology and the analytical methodology for identifying the hydrocarbon-soluble tracers are the protected intellectual property of Core Lab.

The FLOWPROFILERTM technology employs unique hydrocarbon-soluble tracers and water-soluble tracers introduced into specific, physically isolated stages via the stimulation proppant stream. The hydrocarbon-soluble tracers partition into the crude oil and gas associated with each stage, while the water-soluble tracers remain in the stimulation fluid. When the well is flowed, oil, gas and water samples are collected and analyzed in the laboratory to identify and quantify oil or gas flows from each stage as well as the cleanup of the stimulation fluid. Stages not at optimum flow rates can be identified, precipitating remedial efforts to increase flow and recovery rates, and providing valuable insights for future wells. This service is used to monitor offset well interference by sampling offset well oil, gas and water production. The amount of tracer detected in offset wells is used to help clients optimize both horizontal and vertical well spacing and the optimum amount of fracturing fluids for each stage.

There has been a broadening acceptance of FLOWPROFILERTMEDS, a proprietary technology, which is an engineered delivery system ("EDS"). The break-through EDS technology delivers time-released diagnostics for evaluating the crude-oil flow from each stage of a hydraulically fractured completion. This technology comprises proprietary 40/70 or 100 mesh particles, chemically engineered to bond specifically with proprietary oil tracers. This allows for precise placement of tracers in the propped fracture, thus providing accurate identification of oil production by stage. Crude-oil production by stage is determined using this Core Lab-developed technology that enables the diagnostic tracer to be absorbed and chemically bonded to durable, proppant-size particles that are injected with the frac sand. The tracer will release from the engineered particles once they contact the reservoir's crude oil, enabling Core Lab to assess which stages are contributing to crude-oil production.

Core Lab also conducts dynamic flow tests of the reservoir fluids through reservoir rock, at actual reservoir pressure and temperature, to realistically simulate the flooding of a producing zone. Patented technologies, such as Saturation Monitoring by the Attenuation of X-rays ("SMAXTM"), help in designing the enhanced recovery projects. After a field flood is initiated, Core Lab is often involved in monitoring the progress of the flood to ensure that the maximum amount of incremental production is achieved using the SPECTRAFLOODTM technology, which was developed to optimize sweep efficiency during field floods.

Core Lab's patented PACKSCAN® technology is used to evaluate gravel pack effectiveness in unconsolidated reservoirs. PACKSCAN® measures density changes in the gravel pack annulus to verify the competency of the gravel pack without requiring any additional rig time.

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

SuperHEROTM (High Efficiency Reservoir Optimization) and HERO-HRTM (Hard Rock) are examples of the patented perforating systems. The SuperHEROTM charge evolved from the HEROTM charge technology and use a proprietary and patented design of powdered metal liners and explosives technology resulting in a deeper and cleaner perforating tunnel into the oil and gas reservoir. This allows greater flow of hydrocarbons to the wellbore and helps to maximize hydrocarbon recovery from the reservoir. The more recent charge development of the HERO-HRTM charges, resulted in Core Lab also having the deepest penetrating perforating charges on the market as certified by API testing.

HEROTMPerFRAC leverages the HEROTM technology. In addition to the benefits of HEROTM technology, HEROTMPerFRAC charges are designed specifically for optimizing fracture stimulation well completions by providing low standard deviation which minimizes tortuosity effects. This results in less required surface horsepower and less time which both translate into lower costs needed to complete the fracturing operation. In addition to optimizing stimulation operations with faster, lower cost programs, well production is also enhanced by not only the better well stimulations but the improved near debris free perforation tunnels as the well fluids come back into the casing from the rock. Core Lab's manufacturing operations in the United States and Canada continue to meet the global demand for our perforating systems through facility expansion in addition to gains in efficiency and productivity.

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

Core Lab’s proprietary downhole energetic solutions and instrumentation are designed to systemize, simplify, automate, and de-risk the deployment of perforating systems, which are utilized by international oil and gas operators for well completions. The Ballistics Delivery System (“BDSTM”) provides a unique range of perforating tools and equipment, which have been developed to provide a number of advantages over existing technology. The BDSTM tools facilitate perforation accuracy while addressing wellbore assurance concerns and optimizing safety, thus alleviating some of the challenges encountered when perforating. It also assists with issues incurred with high underbalanced perforating, running heavy/long assemblies, oriented perforating, depth control, reduction in fishing risk, and acquiring wellbore pressure data as guns fire. Core Lab’s BDS TM and the GoFire Addressable Switch are key differentiators of Core Lab’s preassembled GoGunTM Adaptive Perforating System. The GoGunTM Adaptive Perforating System provides an open architecture design. This allows for optimal utilization of perforating energetics and, importantly, the onsite flexibility of altering completion designs for greater wellsite efficiency and improved Stimulated Reservoir Volume.

Core Lab's next generation, HEROTMPerFRAC energetic technology, is available in combination with the new, patent pending Oriented GoGun™. This new offering provides our clients with a technological solution for achieving: 1) extreme limited entry perforating capability, 2) precisely aligned perforations, and 3) minimized connections and completion string length. Casing erosion around perforations can occur when stimulating unconventional reservoirs. Larger perforating holes preferentially increase in size and take more frac fluid, robbing stimulation from smaller perforating holes, which results in inconsistent breakdown of the formation. The consistent-sized holes generated by the latest HEROTMPerFRAC charges reduce this problem. Core Lab partnered with major U.S. operators to design custom, consistent-hole-size charges that can be aligned in a specific orientation in order to achieve uniform breakdown across each stage. By eliminating the need for reusable orientation subassemblies, the Oriented GoGunTM minimizes the number of connections and saves time at the wellsite by not having to recapture and redress the orienting subs.

Core Lab’s Production Enhancement segment commissioned a cutting-edge, Reservoir Optimized Completions Lab (“ROC LabTM”) in Godley, Texas. The ROC LabTM is designed to determine the best energetic solutions for a specific rock type, to maximize productivity of an operator’s reservoir. The ROC LabTM features an industry-leading, Ultra High Pressure/High Temperature perforation test vessel. The test vessel is paired with a proprietary flow system that uses highly specialized, internally developed and manufactured pumps and flow controllers. Combined, these technologies create a proprietary flow loop capable of dynamically displacing oil, brine and gas through rock samples that have been perforated with preselected energetics. Core Lab leverages its multi-decade expertise in conducting multi-phase fluid flow tests through porous medium to optimize this technological investment.

Core Lab’s proprietary Plug and Abandonment Perforating System (“PACTM”) is utilized to optimize a slot recovery process through a lean casing recovery program. PACTM allows for reduced rig time and efficient recovery of the interior casing, while eliminating risks and creating opportunities for production from untapped reservoir sections.

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

International Operations

We operate facilities in more than 50 countries. Our non-U.S. operations accounted for 68%, 67% and 57% of our revenue from operations during the years ended December 31, 2021, 2020 and 2019, respectively. We attribute service revenue to the country in which the service was performed rather than where the reservoir or project is located, while we attribute product sales revenue to the country where the product was shipped as we feel this gives a clearer view of our operations. We do, however, have significant levels of service revenue performed and recorded in the U.S. that are sourced from projects on non-U.S. oilfields.

The following graphs and table summarize our reported revenue by geographic region for the years ended December 31, 2021, 2020 and 2019:

	United States	Europe/Africa/ Middle East	Asia Pacific	Canada	Former Soviet Union	Latin/ South America	Consolidated
2021	$148,183	$199,798	$39,308	$26,167	$33,804	$22,992	$470,252
2020	$158,937	$208,862	$44,440	$16,616	$31,498	$26,914	$487,267
2019	$289,173	$223,988	$59,554	$25,240	$36,078	$34,177	$668,210

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

Environmental and Occupational Safety and Health Regulations

We are subject to stringent governmental laws and regulations, both in the United States and other countries, pertaining to protection of the environment and occupational safety and health. Compliance with environmental legal requirements in the United States at the federal, state or local levels may require acquiring permits to conduct regulated activities, incurring capital expenditures to limit or prevent emissions, discharges and any unauthorized releases, and complying with stringent practices to handle, recycle and dispose of certain wastes. Additionally, our operations in the United Sates are subject to stringent occupational safety and health laws and regulations, which are intended to protect worker health and safety. Foreign countries in which we conduct operations may also have analogous controls that regulate our environmental and worker safety-related activities, which controls may impose additional, or more stringent requirements. Consistent with our quality assurance and control principles, we have established proactive environmental and worker safety policies in the United States and foreign countries, which meet or exceed applicable environmental and worker safety legal requirements. These policies are associated with the management, handling, recycling or disposal of chemicals and gases and other materials and wastes resulting from our operations. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial or corrective obligations, the occurrence of delays or cancellations in the permitting, performance or expansion of projects and the issuance of injunctive relief in affected areas. Historically, our environmental and worker safety compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business or results of operations.

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

New, modified or stricter enforcement of environmental laws and regulations could be adopted or implemented that significantly increase our compliance costs, pollution mitigation costs, or the cost of any remediation of environmental contamination that may become necessary, and these costs could have a material adverse effect on our business, financial condition, results of operation, or cash flows. Our clients in the oil and gas industry are also subject to most, if not all, of the same laws and regulations relating to environmental protection and occupational safety and health in the United States and in foreign countries where we operate. In particular, we, our third-party vendors that supply us with goods and services in support of our business, and especially those clients are subject to an increased governmental and public focus on risks associated with the threat of climate change arising from the emission of greenhouse gases ("GHG"). Access to capital is another risk that may be impacted by climate change policies as shareholders, bondholders and institutional lenders currently invested in fossil-fuel energy companies or supporting entities such as ours but concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Consequently, to the extent one or more of these climate-related events are incurred by us, our third party vendors, or our clients, any of us could incur increased costs, we could incur disruptions to our operations as a result of our vendor's inability to supply us with goods and services, and our clients in particular could elect to delay, restrict or cancel drilling, exploration or production programs, which could reduce demand for our products and services, any of which developments could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

Reliance on the Oil and Gas Industry

Our business and operations are substantially dependent upon the condition of the global oil and gas industry. Future downturns in the oil and gas industry, or in the oilfield services business as well as the adoption and implementation of legislation, executive orders, and other regulatory initiatives that seek to combat climate change by restricting fossil fuel activities, limiting GHG emissions, certain methods of extraction of oil and gas, or the locations in which such activities may be conducted, may have a material adverse effect on our financial position, results of operations or cash flows. This risk factor is perhaps amplified given recent pronouncements and actions taken by the executive and/or legislative branches of the U.S. government in an uncertain and shifting political environment.

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

The success of our business has been underpinned by developing industry leading technologies used in evaluating and improving reservoir performance, increasing oil and gas recovery from new and existing fields, as well as evaluating potential CCS sites in the subsurface both onshore and offshore. Many of these technologies have been developed to meet the needs of our clients, which continue to evolve with demands in both traditional energy sources and with energy transition. As energy transition continues to evolve, our business may become more dependent on the continued innovation and adoption of our industry leading technologies.

Human Capital

We are primarily a service provider in the oilfield services industry, so our workforce includes employees who are highly skilled professionals, including engineers and geologists, and other technical personnel, in addition to our administrative employees. As of December 31, 2021, we had approximately 3,700 employees. We do not have any material collective bargaining agreements and consider relations with our employees to be good.

Core Lab values its employees and is committed to providing resources that engage employees, enhance their work experience, and develop them for the future. Our Core Values are the framework that unite us on the path toward achieving our goals and propelling Core Lab forward. These values represent and establish the foundation by which we treat each other, conduct our business and simply define “how we do things around here”. By embedding our Core Values into our operating strategies, we ensure that our company culture and mission also drive our Environmental, Social and Governance ("ESG") sustainability efforts. We engage our employees on our progress and core values that define us as a company. We keep our employees informed of major business developments through CoreConnect, a communication initiative to drive connection and engagement between employees and executive leadership cascaded via extended leadership teams, periodic emails, quarterly newsletters, quarterly reports, and annual events.

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

We develop our employees through performance management processes, competency-based development plans and training both in leadership and functional areas while also offering educational assistance programs. In 2021, we expanded our talent assessment process to identify emerging technical and leadership talent across the Company. Our annual performance management cycle is an ongoing process that enables managers and employees to collaborate throughout the year to set performance goals and development objectives that align to business objectives. This process is designed to help employees understand where they add value to the organization, provide focus on and discussion around career aspirations, and reward employees for high performance.

We aspire to attract a diverse group of employees and create an inclusive work culture where differences are valued. We recognize the unique perspectives and thoughts that all people bring to our environment stimulates innovation and generates out-of-the-box solutions that benefit our employees, clients and industry. We promote a culture-centric focus on the health and safety of our employees and the environment with a pro-active approach towards identifying and managing risks through recognition, evaluation, and education. We empower our employees by fostering a sense of responsibility for managing their own work environment through open communication, and a management-supported “zero accident” culture.

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

The COVID-19 pandemic has significantly reduced demand for our services, and has had, and is likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows. The effects of the COVID-19 pandemic have resulted in a significant and swift reduction in international and U.S. economic activity. The reduced demand for oil caused by this unprecedented global health and economic crisis, coupled with an oversupply of oil, led to a decrease of oil prices. Government reaction to the pandemic and restrictions and limitations applied by governments, continued widespread growth in infections, travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of Core Lab’s employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions in Core Lab’s logistics and negatively affect customer relationships as a result. All of these factors may impact the timing of the recognition of revenue and results of operations for a particular quarter.

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

In response to the financial risks presented by COVID-19, Core Lab implemented a variety of cost-cutting measures which began in March 2020, continued in 2021, and may need to implement additional cost-cutting measures that may adversely affect its business. These cost-cutting measures have included reductions in the quarterly dividend, base salaries of senior executives and annual capital expenditures, employee furloughs, workforce reductions, among other reductions of corporate and operating costs.

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

We are subject to the physical effects of climate change, which may adversely affect our business and results of operations.

Core Laboratories operates from locations around the globe and provides services in coastal regions and coastal cities and services related to marine shipping activities of our clients. These locations and activities are susceptible to the physical effects of climate change, such as increased frequency or severity of tropical storm systems, hurricanes, droughts, floods, extreme winter weather, or geologic/geophysical conditions that may result in:

▪
decreased or lost production capacity;
▪
loss of or reduced supply chain availability;
▪
temporary closure of locations due to electricity outages, damages or disruptions caused by extreme weather events;
▪
displacement of employees; and
▪
increase in premium for or reduced ability to obtain insurance for property, business interruption and liability.

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

We conduct our business in over 50 countries. Our operations, and those of our clients, are subject to the various laws, regulations and other legal requirements of those respective countries as well as various risks peculiar to each country, which may include, but are not limited to:

▪
global economic conditions;
▪
political actions and requirements of national governments including trade restrictions, embargoes, seizure, detention, nationalization and expropriation of assets;
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

Additionally, our clients are also subject to most, if not all, of the same laws and regulations relating to environmental protection and occupational safety and health in the United States and in foreign countries where we operate. To the extent existing environmental laws and regulations or any new or more stringently enforced environmental legal requirements significantly increase our clients’ compliance costs, pollution mitigation costs or remedial costs, our clients could elect to delay, restrict or cancel drilling, exploration or production programs, which could reduce demand for our products and services and have a material adverse effect on our business, financial condition, results of operations, or cash flows. For example, hydraulic fracturing continues to attract considerable public and governmental attention, both in the United States and in foreign countries, resulting in various controls applied to fracturing activities or locations where such activities may be performed.

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

If new or more stringent U.S. or foreign federal, regional, state or local legal restrictions related to the hydraulic fracturing process are adopted in areas where our exploration and production clients operate, those clients could incur potentially significant added costs to comply with such requirements and experience delays, curtailment or cancellation in the pursuit of exploration, development or production activities, which could reduce demand for our products and services.

See "Environmental and Occupational Safety and Health Regulations", under Item 1 of this Form 10-K for further discussion on environmental and worker safety and health matters.

We are subject to compliance with governmental regulations associated with climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased costs, limit the areas in which our clients' oil and natural gas production may occur and reduced demand for our services, which may adversely affect our business and results of operations.

Climate change continues to attract considerable public, political and scientific attention in the United States and in foreign countries. In the European Union ("EU"), regulations associated with ESG and sustainability have been, and are being implemented and we anticipate that these regulatory requirements will continue to expand in the EU, the United States and globally. As a result, numerous regulatory initiatives have been made, and are likely to continue to be made, at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs or implement laws, policies or regulatory initiatives that may contribute to energy conservation measures, stimulate demand for alternative forms of energy or limit areas where fossil fuel production may occur, which may translate into reduced demand for our services.

Investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy may result in increased costs, reduced demand for our services, reduced profits, increased risks of governmental investigations and private party litigation, and negative impacts on our stock price and access to capital markets. Our managerial ESG Steering Team is the primary group for overseeing and managing our ESG initiatives. Team members review the implementation and effectiveness of our ESG programs and policies and report on these matters to the Board of Directors. While we have sought voluntary aspirational goals for GHG emission reductions from base year 2018, we note that even with our governance oversight in place, we may not be able to adequately identify or manage ESG-related risks and opportunities, which may include failing to achieve ESG-related aspirational goals. We have published voluntary disclosures regarding ESG matters under an annual Sustainability Report and the Global Reporting Initiative, an international independent standards organization. However, we note that from time to time, statements in those voluntary disclosures may be based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions may be prone to error or subject to misinterpretation given the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Currently, we have over 70 offices (totaling approximately 2.3 million square feet of space) in more than 50 countries. In these locations, we lease approximately 1.3 million square feet and own approximately 1.0 million square feet. We serve our worldwide clients through six Advanced Technology Centers ("ATCs") that are located in Aberdeen, Scotland; Abu Dhabi, United Arab Emirates; Calgary, Canada; Houston, Texas; Kuala Lumpur, Malaysia; and Rotterdam, The Netherlands. The ATCs provide support for our more than 50 regional specialty centers located throughout the global energy producing provinces. In addition, our more significant manufacturing facilities are located in Godley, Texas, Red Deer, Alberta, Canada and Pyle, Wales which are included in our Production Enhancement business segment. Our facilities are adequate for our current operations; however, expansion into new facilities or the replacement or modification of existing facilities may be required to accommodate future growth.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Shares

Our common shares trade on the New York Stock Exchange ("NYSE") and the Euronext Amsterdam Stock Exchange under the symbol "CLB".

On February 9, 2022, the closing price, as quoted by the NYSE, was $25.95 per share and there were 46,277,208 common shares issued and outstanding held by approximately 217 record holders. These amounts exclude shares held by us as treasury shares.

See Part III, "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for discussion of equity compensation plans.

Performance Graph

The following performance graph compares the performance of our common shares to the Standard & Poor's 500 Index and the Philadelphia Oil Service Index ("OSX") for the period beginning December 31, 2016 and ending December 31, 2021. Core Lab is now an established member of the OSX which includes a greater concentration of our most direct peers.

The graph assumes that the value of the investment in our common shares and each index was $100 at December 31, 2016 and that all dividends were reinvested. The stockholder return set forth below is not necessarily indicative of future performance. The following graph and related information is "furnished" and shall not be deemed "soliciting material" or to be "filed" with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, as amended (the "Exchange Act") except to the extent that Core Laboratories specifically incorporates it by reference into such filing.

Share Repurchases in the Fourth Quarter of 2021

The following table provides information about our purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act during the three months ended December 31, 2021:

			Total Number Of
			Shares Purchased	Maximum Number
			As Part Of A	Of Shares That
			Publicly	May Be Purchased
	Total Number Of	Average Price	Announced	Under The
Period	Shares Purchased	Paid Per Share	Program	Program (2)
October 1, 2021 to October 31, 2021 (1)	12,507	$29.05	—	4,480,783
November 1, 2021 to November 30, 2021 (1)	120,744	$25.55	—	4,363,034
December 1, 2021 to December 31, 2021 (1)	40,163	$22.32	—	4,540,559
Total	173,414	$25.06	—
(1) During the quarter, 53,414 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
(2) During the quarter, 262,819 treasury shares were distributed relating to stock-based awards, including 42,136 in October, 2,995 in November and 217,688 in December.

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 19, 2021, our shareholders authorized an extension until November 19, 2022 to purchase up to 10% of our issued share capital. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization.

From the activation of the share repurchase program through December 31, 2021, we have repurchased 40,091,496 shares for an aggregate purchase price of approximately $1.7 billion, or an average price of $41.43 per share. At December 31, 2021, we held 104,867 shares in treasury and have the authority to repurchase 4,540,559 additional shares under our stock repurchase program as described in the preceding paragraph.

ITEM 6. [RESERVED]

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

The following table summarizes the annual average and year-end worldwide and U.S. rig counts for the years ended December 31, 2021, 2020 and 2019, as well as the annual average and year-end spot price of a barrel of WTI crude, Europe Brent crude and an MMBtu of natural gas:

	2021	2020	2019
Baker Hughes Worldwide Average Rig Count (1)	1,362	1,351	2,177
Baker Hughes U.S. Average Rig Count (1)	475	436	944
Baker Hughes Worldwide Year-End Rig Count (2)	1,563	1,095	2,043
Baker Hughes U.S. Year-End Rig Count (2)	579	339	804
Average Crude Oil Price per Barrel WTI (3)	$68.14	$39.17	$56.98
Average Crude Oil Price per Barrel Brent (4)	$70.86	$41.96	$64.28
Average Natural Gas Price per MMBtu (5)	$3.89	$2.02	$2.56
Year-end Crude Oil Price per Barrel WTI (3)	$75.33	$48.35	$61.14
Year-end Crude Oil Price per Barrel Brent (4)	$77.24	$51.22	$67.77
Year-end Natural Gas Price per MMBtu (5)	$3.82	$2.36	$2.09
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

The COVID-19 pandemic and associated government mandated shut-downs around the world, home sheltering and social distancing policies caused a significant decline in the demand for crude oil and associated products, which resulted in a significant and sharp decrease in the price of crude oil. The prices for both WTI and Brent crude oil decreased significantly at the end of the first quarter of 2020 from 2019, and the prices remained low throughout most of 2020. The average crude-oil price in 2020 was 33% lower than the average price of 2019. Crude-oil prices subsequently recovered in 2021 with more significant improvement during the second half of 2021, and the average price was 71% higher than in 2020, but this is mostly attributable to the growth in production not keeping pace with the resurgence in consumer demand.

In general, activities associated with the exploration of oil and gas in the U.S. onshore market are more sensitive to changes in the crude-oil commodity prices, as opposed to larger international and offshore projects which take multiple years to plan and develop, and once announced and started, will continue through completion, despite changes in the current price of crude oil. Activity levels in the U.S. onshore market also responded immediately to the changes in demand, decreasing significantly to historically low levels in 2020, which bottomed in the summer of 2020, and subsequently began to recover in the second half of 2020. Crude-oil commodity prices have continued to rise as the demand continued to grow during 2021. However, the growth in production has not kept pace with the resurgence in demand for energy produced from oil and gas, coupled with an adverse impact from global supply-chain challenges especially during the latter part of 2021. Information published by the EIA, shows that the inventory of wells drilled but uncompleted (a “DUC” well) was 8,462 as of December 31, 2019, and declined to 7,737 and 4,616 at end of 2020 and 2021, respectively. This data indicates that during the period of higher activity in 2019, operators were drilling wells but not completing them as the DUC inventory grew. However, as activity levels began a sharper decline in 2020 and continued throughout 2021, primarily due to the impact of COVID-19, operators began to drill fewer new wells, and were completing some of the wells that had been previously drilled.

In the U.S., the average land-based rig count decreased approximately 54% from 2019 to 2020 due to the impact of COVID-19. Activities on development projects and producing fields in the U.S. unconventional reservoirs showed a decline when the commodity price weakened, and demand for both services and product sales to this market responded accordingly. U.S. average land-based rig count increased approximately 10% in 2021 as global demand for crude-oil products partially and progressively recovered. Demand for product sales increased in tandem with the increase in the rig count, however, the demand for services was slower in recovery.

Outside of the U.S., activities associated with the exploration for and production of oil also showed a decline in 2020 and 2021 primarily due to the global pandemic. This decline in activities is reflected by the average number of active rigs outside the United States decreasing 26% and 3% during 2020 and 2021, respectively. Long-term international and offshore projects which are commonly announced through Final Investment Decisions and subsequently initiated are not as susceptible or at-risk to delay or suspension due to short-term volatility in crude-oil commodity price.

In response to market conditions in 2020, the Company implemented cost reduction initiatives, which included (i) corporate and operating cost reductions; (ii) reduction in annual capital expenditures, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions included reductions in workforce and reduction of senior executive and employee compensation. These initiatives continued in 2021. Following increased activity levels in 2021, the Company partially reinstated certain employee costs into the Company's cost structure.

Results of Operations

Operating Results for the Year Ended December 31, 2021 Compared to the Years Ended December 31, 2020 and 2019

We evaluate our operating results by analyzing revenue, operating income and operating income margin (defined as operating income divided by total revenue). Since we have a relatively fixed cost structure, decreases in revenue generally translate into lower operating income results. Results for the years ended December 31, 2021, 2020 and 2019 are summarized in the following chart, and the year ending December 31, 2020 includes approximately $132.6 million of charges associated with impairment of goodwill, intangible assets and inventory write-offs:

Revenue, Operating Income and Operating Income Margin
(in millions)
$470.3
$45.3
9.6%
$487.3
-15.8%
-$76.8
$668.2
$96.7
14.5%
2021
2020
2019
Revenue
Operating Income
Operating Income Margin

Results of operations as a percentage of applicable revenue for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands, except for per share information):

							2021 / 2020	2020 / 2019
Revenue:	2021		2020		2019		% Change
Services	$344,342	73.2%	$376,421	77.3%	$474,193	71.0%	(8.5)%	(20.6)%
Product Sales	125,910	26.8%	110,846	22.7%	194,017	29.0%	13.6%	(42.9)%
TOTAL REVENUE	470,252	100.0%	487,267	100.0%	668,210	100.0%	(3.5)%	(27.1)%
OPERATING EXPENSES:
Cost of services* (1)	267,641	77.7%	279,281	74.2%	345,641	72.9%	(4.2)%	(19.2)%
Cost of product sales* (1)	100,255	79.6%	95,486	86.1%	149,938	77.3%	5.0%	(36.3)%
Total cost of services and product sales	367,896	78.2%	374,767	76.9%	495,579	74.2%	(1.8)%	(24.4)%
General and administrative expenses (1)	44,173	9.4%	34,033	7.0%	48,023	7.2%	29.8%	(29.1)%
Depreciation and amortization	18,516	3.9%	20,867	4.3%	22,605	3.4%	(11.3)%	(7.7)%
Impairments and other charges	—	—	122,204	25.1%	—	—	NM	NM
Inventory write-down	—	—	10,375	2.1%	—	—	NM	NM
Other (income) expense, net	(5,595)	(1.2)%	1,826	0.4%	5,319	0.8%	NM	(65.7)%
OPERATING INCOME (LOSS)	45,262	9.6%	(76,805)	(15.8)%	96,684	14.5%	NM	NM
Interest expense	9,152	1.9%	14,372	2.9%	14,690	2.2%	(36.3)%	(2.2)%
Income (loss) from continuing operations before income tax	36,110	7.7%	(91,177)	(18.7)%	81,994	12.3%	NM	NM
Income tax expense (benefit)	15,891	3.4%	5,896	1.2%	(12,290)	(1.8)%	169.5%	NM
Income (loss) from continuing operations	20,219	4.3%	(97,073)	(19.9)%	94,284	14.1%	NM	NM
Income (loss) from discontinued operations, net of income tax	—	—	(424)	(0.1)%	7,833	1.2%	NM	NM
Net income (loss)	20,219	4.3%	(97,497)	(20.0)%	102,117	15.3%	NM	NM
Net income (loss) attributable to non-controlling interest	492	0.1%	140	—	134	—	NM	NM
Net income (loss) attributable to Core Laboratories N.V.	$19,727	4.2%	$(97,637)	(20.0)%	$101,983	15.3%	NM	NM

Diluted earnings (loss) per share from continuing operations	$0.43		$(2.18)		$2.11		NM	NM

Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.42		$(2.20)		$2.28		NM	NM

Diluted weighted average common shares outstanding	46,690		44,477		44,646
Other Data:
Current ratio (2)	2.08:1		1.85:1		2.01:1
Debt to EBITDA ratio (3)	2.70:1		NM		2.47:1
Debt to Adjusted EBITDA ratio (4)	2.08:1		2.82:1		1.93:1

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

Services Revenue

Services revenue, which is primarily tied to activities associated with the exploration and production of oil and gas outside the U.S., decreased to $344.3 million in 2021 from $376.4 million in 2020 and $474.2 million in 2019 due to the impact of the COVID-19 pandemic as discussed above. Service revenue was lower in 2021 primarily due to delays of exploration and production projects in both the offshore and international markets as well as the U.S. market.

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

Product Sales Revenue

Product sales revenue, which is primarily tied to the completion of onshore wells in the U.S., was $125.9 million in 2021, an increase from $110.8 million in 2020 and a decrease from $194.0 million in 2019. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. Our product sales, which primarily include differentiated well completion products and specialized laboratory instrumentation, increased approximately 14% in 2021, which was higher than the increase in the average U.S. land-based rig count of approximately 10% during this time period. The decrease in our product sales revenue of 43% from 2019 to 2020 corresponded with the significant drop in the U.S. land-based rig count of 54% during this time period.

Cost of Services, excluding depreciation

Cost of services decreased to $267.6 million in 2021 compared to $279.3 million and $345.6 million in 2020 and 2019, respectively, corresponding to the changes in revenue. In addition, employee compensation and cost reduction initiatives were implemented by the Company in 2020. Cost of services expressed as a percentage of services revenue increased to approximately 78% in 2021 from 74% in 2020, due to the subsequent restoration of certain cost reduction initiatives in second half of 2021, and how our fixed cost structure is absorbed by revenue. Cost of services expressed as a percentage of services revenue was relatively flat in 2020 from 73% in 2019, reflective of the significant cost reduction measures that were implemented in 2020, which resulted in costs decreasing at relatively the same level with the decrease in revenue.

Cost of Product Sales, excluding depreciation

Cost of product sales of $100.3 million in 2021 compared to $95.5 million and $150.0 million in 2020 and 2019, respectively, corresponding to the changes in revenue. In addition, employee compensation and cost reduction initiatives implemented by the Company in 2020 were partially restored in 2020 and 2021. Cost of product sales expressed as a percentage of product sales revenue decreased to 80% for 2021 from 86% for 2020 and increased from 77% for 2019, reflective of how our fixed cost structure is absorbed by revenue.

General and Administrative Expense, excluding depreciation

General and administrative ("G&A") expenses include corporate management and centralized administrative services that benefit our operations. G&A expenses were $44.2 million in 2021 compared to $34.0 million and $48.0 million during 2020 and 2019, respectively. The variances are primarily due to changes in compensation expense during those periods and include accelerated stock compensation expense of $7.2 million in 2021, $6.7 million in 2020 and $7.2 million in 2019 recorded for retirement eligible employees. Employee compensation and cost reduction initiatives were implemented by the Company in 2020 lowering G&A in 2020 but were partially reversed in 2021 resulting in an increase in G&A. Also, in 2020, as a result of a modification in the methodology of measuring performance conditions associated with certain long-term employee stock-based compensation awards, these awards were revalued, and $11.9 million of previously recognized stock compensation expense was reversed in 2020, out of which $11.3 million was recorded in G&A expenses, and no similar transactions occurred in 2021. See Note 14 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements for further details.

Depreciation and Amortization Expense

Depreciation and amortization expense of $18.5 million in 2021 is down compared to $20.9 million and $22.6 million in 2020 and 2019, respectively, as assets become fully depreciated and a decrease in capital expenditures from March 2020 throughout a substantial portion of 2021 as part of our cost reduction initiative.

Impairments, inventory write-down and other charges

In 2020, the events associated with the COVID-19 pandemic and the resulting sharp decrease in the consumption and demand for crude oil, which caused a sharp decrease in the price of crude oil, led to a triggering event in March 2020. In response to the triggering event, the Company updated its analysis associated with future cash flows and the valuation of assets and potential impairment of goodwill and intangible assets. Our updated analysis resulted in the Company recording a total charge of $122.2 million for impairment of goodwill and intangible assets in March 2020 in our Production Enhancement segment. In addition, the Company recorded a charge of $10.4 million associated with the devaluation and obsolescence of inventory, primarily in our Production Enhancement segment.

For the year ended December 31, 2021, there were no triggering events during the year, and based on our annual assessment, we determined there was no further impairment for any of our reporting units or asset groups, and no impairment has been recorded in 2021.

Other (Income) Expense, net

The components of other (income) expense, net were as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Gain on sale of assets	$(427)	$(1,254)	$(583)
Results of non-consolidated subsidiaries	(62)	(125)	(208)
Foreign exchange (gain) loss, net	(228)	1,160	1,725
Rents and royalties	(571)	(466)	(607)
Employment related charges	—	—	2,998
Return on pension assets and other pension costs	(306)	(1,502)	(1,501)
Gain on sale of business	(1,012)	—	(1,154)
Insurance and other settlements	(2,236)	—	—
Loss on lease abandonment	—	504	—
Cost reduction and other charges	—	3,943	5,555
Other, net	(753)	(434)	(906)
Total Other (income) expense, net	$(5,595)	$1,826	$5,319

We incurred property and other losses in a fire incident in 2020 that we received full and final insurance settlement of $0.6 million in 2021. The North America mid-continent winter storm in February 2021 caused business interruptions and property losses to certain facilities, and we received partial insurance settlement of $1.6 million in 2021.

Foreign exchange (gain) loss, net is summarized in the following table (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Australian Dollar	$113	$174	$158
British Pound	86	653	599
Canadian Dollar	77	590	489
Euro	(450)	458	469
Other currencies, net	(54)	(715)	10
Foreign exchange (gain) loss, net	$(228)	$1,160	$1,725

Interest Expense

Interest expense of $9.2 million in 2021 compared to $14.4 million and $14.7 million in 2020 and 2019, respectively. The decrease in interest expense of $5.2 million in 2021 from 2020, was primarily due to a reduction of $56.0 million in our aggregated variable rate debt and $15.0 million of our long-term fixed rate debt under private placement transactions. See Note 9 - Long-term Debt, net and Note 13 - Equity of the Notes to the Consolidated Financial Statements for further detail. Additionally, in 2021 the Company recorded the effect of settlement and restructuring of our interest rate swaps agreements with a net gain of $1.4 million as described in Note 15 - Derivative Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements. In 2020, the Company reduced outstanding debt under its Credit Facility by $46.0 million, however additional interest expense was incurred to modify the revolving credit agreement in 2020 which also includes higher interest rate spreads when compared to the previous terms under revolving credit agreement.

Income Tax Expense

Income tax expense was $15.9 million in 2021 and resulted in an effective tax rate of 44.0%. The 2021 tax expense was primarily impacted by taxable gains in local jurisdictions associated with foreign currency translation of U.S. dollar denominated receivables, primarily in Turkey, and certain non-deductible stock compensation expense in the United States. The financial results for 2020 include a goodwill impairment of $114.0 million, and also resulted in a loss before income tax. However, the goodwill impairment was mostly non-deductible for income tax purposes, and as a result income tax expense was $5.9 million in 2020. In 2019, the income tax benefit of $12.3 million includes a benefit of $60.7 million that was the result of a corporate restructuring. This tax benefit was partially offset by a charge of $26.7 million related to unremitted earnings of foreign subsidiaries that were no longer considered to be permanently reinvested.

See Note 10 - Income Taxes of the Notes to the Consolidated Financial Statements for further detail of income tax expense.

Segment Analysis

The following charts and tables summarize the annual revenue and operating results for our two complementary business segments.

Segment Revenue

Segment Revenue

	For the Years Ended December 31,
(dollars in thousands)	2021	% Change	2020	% Change	2019
Reservoir Description	$313,609	(11.7)%	$355,041	(15.6)%	$420,897
Production Enhancement	156,643	18.5%	132,226	(46.5)%	247,313
Total revenue	$470,252	(3.5)%	$487,267	(27.1)%	$668,210

Segment Operating Income (Loss)

	For the Years Ended December 31,
(dollars in thousands)	2021	% Change	2020	% Change	2019
Reservoir Description	$28,958	(47.4)%	$55,044	(0.2)%	$55,140
Production Enhancement	15,163	NM	(133,449)	NM	38,378
Corporate and other (1)	1,141	NM	1,600	NM	3,166
Operating income (loss)	$45,262	NM	$(76,805)	NM	$96,684
(1) "Corporate and other" represents those items that are not directly relating to a particular segment.
"NM" means not meaningful.

Segment Operating Income (Loss) Margins (1)

	For the Years Ended December 31,
	2021	2020	2019
	Margin	Margin	Margin
Reservoir Description	9.2%	15.5%	13.1%
Production Enhancement	9.7%	(100.9)%	15.5%
Total Company	9.6%	(15.8)%	14.5%
(1) Calculated by dividing "Operating Income (Loss)" by "Revenue".

Reservoir Description

Reservoir Description’s operations are heavily exposed to international and offshore project activity levels, with approximately 80% of its revenue sourced outside the U.S. The COVID-19 global pandemic, which began in early 2020, continues to adversely impact project activity from our oil and gas clients, causing delays and workflow disruptions, slowing the progress on longer-term international and offshore projects. As a result, revenue for our Reservoir Description segment decreased to $313.6 million in 2021 compared to $355.0 million and $420.9 million in 2020 and 2019, respectively. In addition, various weather events, such as the North America mid-continent winter storm and major named storms in the Gulf of Mexico caused a significant disruption to crude oil production and supply activities during 2021. In 2020, revenue decreased 16%

compared to 2019, primarily due to a significant decrease in our client’s activity levels in the international markets in early 2020 associated with the outbreak of the COVID-19 pandemic, as global economies were locked down causing demand for crude oil to decrease sharply. The sharp decrease in demand and challenges to remain operational during the global pandemic caused many adverse impacts to the energy industry, our clients, and the Company

We continue to focus on large-scale core analysis and reservoir fluids characterization studies in the Asia-Pacific region, offshore Europe and Africa, offshore South America, North America, and the Middle East. We are also engaged on both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid laboratory in Doha, Qatar, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as expansion of the North Gas Field in Qatar.

Operating income of $29.0 million in 2021 significantly decreased compared to $55.0 million in 2020 and $55.1 million in 2019, respectively. Operating margins decreased to 9.2% in 2021 compared to 15.5% and 13.1% in 2020 and 2019, respectively. The decrease in operating income and operating margin from 2020 to 2021 correlates to the decrease in revenue and reflects additional costs associated with disruptions and damage to facilities caused by weather events discussed above. In addition, the Company began to progressively restore certain temporary cost reduction initiatives in the second half of 2021, which resulted in an increase in overall costs. Operating income and operating margin in 2020 remained relatively flat compared to 2019. Although there was a significant decline in our revenue in 2020 caused by the factors indicated above, the Company implemented significant cost reductions in 2020 and we reversed previously recognized stock compensation expense for certain employees’ PSAP awards of $7.6 million allocated to this segment. See Note 14 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements for further detail.

Production Enhancement

Production Enhancement's operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. Drilling and completion activity levels in the U.S. onshore market began to significantly decrease starting in March of 2020 due to the global pandemic and bottomed out at a historically low level in May of 2020. Activity levels in the U.S. onshore market began to recover in the second half of 2020, and activity levels for both the U.S. onshore and international markets continued to strengthen in 2021.

Revenue for our Production Enhancement segment of $156.6 million in 2021 increased compared to $132.2 million in 2020 and decreased compared to $247.3 million in 2019. Revenue increased approximately 19% in 2021 compared to 2020 primarily driven by a significant increase in the drilling and completion of wells in the U.S. onshore market and some recovery in the international markets. The U.S. average land-based rig count increased approximately 10% in 2021 compared to 2020. Revenue decreased approximately 47% in 2020 compared to 2019, primarily due to a sharp decrease of drilling and well completion activities in the U.S. onshore. The U.S average. land-based rig count decreased approximately 54% during 2020 as compared to 2019.

Operating income of $15.2 million in 2021, compared to an operating loss of $133.4 million in 2020 and an operating income of $38.4 million in 2019. We recorded non-cash charges of $132.6 million for impairment of goodwill, intangible assets and inventory write-down and other charges in 2020. See Note 17 - Impairment and Other Charges, and Note 18 - Inventory Write-down of the Notes to the Consolidated Financial Statements for further details. This was partially offset by the benefit of cost reduction initiatives implemented during 2020 and reversal of previously recognized stock compensation expense associated with certain employees’ long-term stock-based performance awards of $3.6 million that were recorded and allocated to this segment. See Note 14 - Stock-Based Compensation of the Notes to the Consolidated Financial Statements. Operating income (loss) in 2020, after excluding these net non-cash charges was a loss of $0.8 million. The increase in operating income in 2021 compared to 2020, was primarily driven by increased activity levels in the drilling and completion of wells as discussed above. The decrease in operating income in 2020 compared to 2019 was in line with the decrease in activity levels as described above.

Operating margin was 9.7% in 2021, compared to a negative margin of 100.9% in 2020 and operating margin of 15.5% in 2019. The increased operating margin in 2021 compared to 2020 was primarily driven by the effect of non-cash charges recorded in 2020, as well as some improvement associated with increased activity levels in the drilling and completion of wells, as discussed above. The operating margin for 2020 was breakeven, when excluding the non-cash charges associated with the goodwill impairment, intangible assets and inventory write down. The lower operating margin in 2020 compared to 2019 was primarily due to significantly lower revenue base that resulted higher fixed cost absorption in 2020.

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

In response to market conditions, Core Lab’s Supervisory Board approved a plan to reduce the Company’s quarterly dividends to $0.01 per share beginning with the second quarter of 2020 and to focus excess free cash flow on debt reduction. In 2020, the Company implemented cost reduction initiatives, which included: (i) corporate and operating cost reductions; (ii) reduction in annual capital expenditures, and (iii) eliminating all non-essential costs. The corporate and operating cost reductions included reductions in workforce and reduction of senior executive and employee compensation. These initiatives continued in 2021. Following an improvement in activity levels during the second half of 2021 and a more positive outlook, the Company partially reinstated certain employee costs into the Company's cost structure.

On June 22, 2020, also in response to market conditions, we entered into Amendment No. 1 (the “Amendment”) to the Credit Facility. The Amendment provides, among other things, an increase to the maximum leverage ratio permitted under the Credit Facility for certain periods. See Note 9 - Long-term Debt, net of the Notes to the Consolidated Financial Statements for additional information.

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC for the issuance and sale of up to $60.0 million of our common shares. Under terms of the Equity Distribution Agreement, sales of our common shares could be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended (the "ATM program"). In March 2021, we completed the program selling 1,658,012 common shares at an average price of $36.19 per share, which generated aggregate proceeds of $59.1 million, net of commission and other associated costs. Proceeds were used to reduce debt on the Company’s Credit Facility. See Note 13 - Equity of the Notes to the Consolidated Financial Statements for additional information.

On January 12, 2021, the Company issued the 2021 Senior Notes with aggregate principal amount of $60 million in a private placement. The net proceeds from the 2021 Senior Notes were used exclusively to reduce outstanding debt under the Company’s Credit Facility, which increased the available borrowing capacity and liquidity for the Company. See Note 9 - Long-term Debt, net of the Notes to the Consolidated Financial Statements for additional information.

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

As we are a Netherlands holding company, we conduct substantially all of our operations through subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of December 31, 2021, $5.6 million of our $17.7 million of cash was held by our foreign subsidiaries, including the U.S.

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

	For the Years Ended December 31,
Free Cash Flow Calculation	2021	2020	2019
Net cash provided by operating activities	$36,579	$57,868	$89,527
Less: cash paid for capital expenditures	(13,539)	(11,880)	(22,269)
Free cash flow	$23,040	$45,988	$67,258

The decrease in free cash flow in 2021 compared to 2020 was primarily attributable to increased working capital requirements of $21.0 million in 2021 and increased capital expenditures of $1.6 million in 2021 as market conditions and activity levels improved in the second half of 2021. The decrease in free cash flow in 2020 compared to 2019 was due to the significantly lower operational activity levels in 2020 partially offset by a decrease in capital spending and a decrease of $5.9 million in working capital.

Cash Flows

The following table summarizes cash flows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Cash provided by/(used in):
Operating activities	$36,579	$57,868	$89,527
Investing activities	(10,223)	7,851	(5,677)
Financing activities	(22,459)	(63,005)	(85,874)
Net change in cash and cash equivalents	$3,897	$2,714	$(2,024)

The decrease in cash provided by operating activities in 2021 compared to 2020 and 2019 are discussed above.

Cash used by investing activities was $10.2 million in 2021 compared to cash provided by investing activities of $7.9 million in 2020. The variance was primarily due to higher capital expenditure of $13.5 million in 2021 compared to $11.9 million in 2020 and additional proceeds received from company-owned life insurance policies of $20.4 million in 2020. These additional proceeds coupled with $10.4 million lower capital expenditures also accounted for the increase in cash flows from investing activities in 2020 when compared to 2019 even though 2019 included proceeds from the divesture of two businesses totaling $17.8 million.

Cash used in financing activities in 2021 decreased $40.5 million compared to 2020 as a result of; 1) a reduction of $10.6 million in dividends paid, 2) net proceeds of $59.1 million raised in 2021 by issuing common shares through the ATM program, and 3) $71.0 million of proceeds used towards the net reduction in long-term debt during 2021. These decreases in cash used were offset by the repurchase of our common shares of $8.3 million in 2021 compared to $2.8 million in 2020. Cash used in financing activities in 2020 decreased $22.9 million compared to 2019, primarily attributed to a reduction of $85.1 million in dividends paid, but partially offset by $46.0 million used towards the reduction of long-term debt and additional borrowings of $15.0 million were used to fund operating activities in 2019.

During 2021, we repurchased 300,568 shares of our common stock for an aggregate amount of $8.3 million, or an average price of $27.47 per share. The repurchase of shares in the open market is at the discretion of management pursuant to shareholder authorization. We regard these treasury shares as a temporary investment which may be used to fund long-term employee stock-based compensation plans or to finance future acquisitions. Under Dutch law and subject to certain Dutch statutory provisions and shareholder approval, we can hold a maximum of 50% of our issued shares in treasury. We currently have shareholder approval to hold 10% of our issued share capital in treasury. On May 20, 2021 at our annual shareholders meeting, our shareholders authorized the extension of our share repurchase program until November 20, 2022 to purchase up to 10% of our issued share capital. We believe this share repurchase program has been beneficial to our shareholders. Our share price has increased from $4.03 per share in 2002, when we began to repurchase shares, to $22.31 per share on December 31, 2021, an increase of 454%.

Senior Notes, Credit Facility and Available Future Liquidity

As of December 31, 2021 following the retirement in September 2021 of $75 million Series A Senior Notes issued in 2011, we have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. In 2011, we issued senior notes that included Series B Senior Notes which consists of $75 million in aggregate principal amount of notes and bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023 ("2011 Senior Notes"). Interest on Series B of the 2011 Senior Notes is payable semi-annually on March 30 and September 30.

In January 2021, we issued two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2021 Senior Notes” and together with the 2011 Senior Notes, the “Senior Notes”). Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and are due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount and bear interest at a fixed rate of 4.38% and are due in full on January 12, 2028. Interest on each series of the 2021 Senior Notes is payable semi-annually on June 30 and December 30.

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

Moreover, under the Amendment, the London Interbank Offered Rate ("LIBOR") plus 1.500% to LIBOR plus 2.875% is applied to outstanding borrowings under the Credit Facility, with a 0.500% floor on LIBOR. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. The Amendment, also reduced the aggregate borrowing commitment under the Credit Facility to $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $10.4 million at December 31, 2021, resulting in an available borrowing capacity under the Credit Facility of $159.6 million. In addition to indebtedness under the Credit Facility, we had $6.5 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2021.

The Credit Facility is unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.08, and our interest coverage ratio is 9.06, each for the period ended December 31, 2021.

We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

We currently have a forward interest rate swap agreement for a notional amount of $60 million for the purpose to fix the underlying risk-free rate, that would be associated with any anticipated issuance of new long-term debt by the Company in future periods. See Note 15 - Derivative Instruments and Hedging Activities of the Notes to the Consolidated Financial Statements for additional information.

In addition to our repayment commitments under our Credit facility and our 2011 Senior Notes, we have non-cancellable operating lease arrangements under which we lease office and lab space, machinery, equipment and vehicles. We also have employer contribution commitments related to our Dutch pension plan with amounts payable in the future based upon workforce factors that cannot be estimated beyond one year. These material future contractual obligations are discussed in Note 7 - Leases, Note 9 - Long-term Debt, net and Note 11 - Pension and Other Postretirement Benefit Plans of the Notes to the Consolidated Financial Statements.

We have no significant purchase commitments or similar obligations outstanding at December 31, 2021. We also have uncertain tax positions of $4.3 million that we have accrued for at December 31, 2021; the amounts and timing of payment, if any, are uncertain. See Note 10 - Income Taxes of the Notes to the Consolidated Financial Statements for further detail of this amount.

At December 31, 2021, we had tax net operating loss carry-forwards in various jurisdictions of $49.3 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance as of December 31, 2021. If unused, those carry-forwards which are subject to expiration may expire during the years 2022-2030. During 2021, $.01 million of net operating loss carry-forwards, which carried a full valuation allowance, expired unused.

We expect our investment in capital expenditures to track with client demand for our services and products. Given the uncertain trend in industry activity levels, we have not determined, at this time, the level of investment that will be made in 2022. We will, however, continue to invest in the purchase or replacement of obsolete or worn-out instrumentation, tools and equipment, to consolidate certain facilities to gain operational efficiencies, and to increase our presence where requested by our clients.

Outlook

The events associated with the COVID-19 pandemic and global government mandated shut-downs, home sheltering and social distancing policies caused a significant decline in the demand for crude oil and associated products during 2020 which has continued in 2021. U.S. land drilling and completion activities experienced the most significant impact, as the rig count and completion of wells declined significantly during 2020. U.S. land drilling and completion activities began to improve in the fourth quarter of 2020 and continued to show improvement during 2021, but are still well below pre-pandemic levels. International activity contracted during 2020 and continues to be adversely impacted by business disruptions caused by new or continuing government mandated shut-downs, travel restrictions, quarantine protocols and site closures in various international regions associated with the ongoing global COVID-19 pandemic.

Crude-oil commodity prices have continued to rise during 2021, as growth in production has not kept pace with the resurgence in demand for energy produced from oil and gas. The activities associated with the production of oil and gas are expected to improve in both the U.S. and internationally in 2022. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain supported by increasing demand with only moderate growth in production activities. If crude-oil commodity prices remain at current levels or increase, our clients' activities associated with the energy markets are also expected to increase in 2022 depending on global recovery from the COVID-19 pandemic.

Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 pandemic. We have also implemented a continuity plan across our global organization to protect the health of employees while servicing our clients. The business disruptions described above have halted or restricted operational workflows as a result of quarantine protocols, restricted travel, delays in product delivery, as well as delays in client projects. The global supply chain challenges have also resulted in certain disruptions to our workflow, however, our operations have managed to minimize the impact for 2021. Currently, we do not anticipate disruptions in our supply chain to have a material adverse impact in 2022. In addition, results during 2021 were impacted by costs associated with disruptions and damage to facilities caused by the North American mid-continent winter storm event in February 2021 and major named storms in the Gulf of Mexico in August and September 2021. Due to recent high inflation that is affecting the U.S. and most other countries globally, we anticipate our cost of services and cost product sales will increase moderately in 2022.

Our major clients continue to focus on capital management, return on invested capital ("ROIC"), free cash flow, and returning capital to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. Considering a longer-term strategy, we expect to be well positioned as our clients continue their focus on employing higher technological solutions in their efforts to optimize production and estimated ultimate recovery in the most cost efficient and environmentally responsible manner.

We believe oil and gas operators will continue to manage their capital spending within free cash flow and maintain their focus on improving and maintaining a stronger balance sheet, which could constrain future growth in activities associated with the production of oil and gas.

Core Laboratories expects that 2022 capital and operating budgets of oil and gas operators will expand over 2021 levels but also include a higher allocation of capital towards energy transition activities. Some of our major clients have begun investing and developing other renewable sources of energy and focusing on emission reduction initiatives. Core Laboratories is participating in some of these initiatives, which include deployment of technologies and new projects associated with hydrogen or lithium-based batteries, and carbon capture and sequestration. In 2021, there has been moderate improvement in international activity levels, as the international rig count increased to 980 as we exited the year and is up approximately 30% from end of 2020. We continue to work with clients and discuss the progression of longer-term international projects. Additionally, the reservoir fluids analysis performed on projects associated with current producing fields continues to be critical and has been less affected by lower commodity prices for crude oil.

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

Core Lab believes continued assessment of market conditions, will allow Core Lab, as it has for over 85 years, to navigate through these challenging times. Core Lab remains focused on preserving the quality of service for its clients and producing returns for its shareholders.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We evaluate our estimates on an ongoing basis and determine the adequacy of our estimates based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. By nature, these judgments are subject to an inherent degree of uncertainty. We consider an accounting estimate to be critical if it is highly subjective and if changes in the estimate under different assumptions would result in a material impact on our financial condition and results of operations. The following transaction types require significant judgment and, therefore, are considered critical accounting policies as of December 31, 2021.

Income Taxes

Our income tax expense includes income taxes of the Netherlands, the U.S. and other foreign countries as well as local, state and provincial income taxes. We recognize deferred tax assets or liabilities for the differences between the financial statement carrying amount and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the asset is expected to be recovered or the liability is expected to be settled. We estimate the likelihood of the recoverability of our deferred tax assets (particularly, net operating loss carry-forwards). Any valuation allowance recorded is based on estimates and assumptions of taxable income into the future and a determination is made of the magnitude of deferred tax assets which are more likely than not to be realized. Valuation allowances of our net deferred tax assets aggregated to $7.4 million and $6.3 million at December 31, 2021 and 2020, respectively. If these estimates and related assumptions change in the future, we may be required to record additional valuation allowances against our deferred tax assets and our effective tax rate may increase which could result in a material adverse effect on our financial position, results of operations and cash flows. We have not provided for deferred taxes on the unremitted earnings of certain subsidiaries that we consider to be indefinitely reinvested. Should we make a distribution of the unremitted earnings of these subsidiaries, we may be required to record additional taxes. We record a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in our tax return. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

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

Intangible assets, including patents, trademarks and technology, are carried at cost less accumulated amortization. Intangibles with determinable lives are amortized using the straight-line method based on the estimated useful life of the intangible. Intangibles with indeterminable lives, which consist primarily of corporate trade names, are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that impairment is possible. We recorded an impairment charge of $8.2 million for certain intangible assets during the year ended December 31, 2020. We did not record any material impairment charges relating to intangible assets during the years ended December 31, 2021 and 2019.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets or asset group to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount, and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2021, 2020 and 2019.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate a possible impairment.

We evaluated our goodwill for impairment by comparing the fair value of each of our reporting units, which are our reportable segments, to their net carrying value as of the balance sheet date. We estimated the fair value of each reporting unit using a discounted future cash flow analysis. Estimated future cash flows were based on the Company's best estimate of future performance. Our impairment analysis is both qualitative and quantitative, and includes subjective estimates based on assumptions regarding future revenue growth rates, discount rate and expected margins. If the carrying value of the reporting unit exceeds the fair value determined, an impairment loss is recorded to the extent that the implied fair value of the goodwill of the reporting unit is less than its carrying value. We recorded an impairment charge of $114.0 million for goodwill of one of our reporting units during the year ended December 31, 2020. We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2021 and 2019.

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

In December 2019, the FASB issued ASU 2019-12 (“Simplifying the Accounting for Income Taxes”) which affects general principles within Topic 740, Income Taxes. The amendment removes exceptions related to the incremental approach for intraperiod tax allocation, the recognition of a deferred tax liability for equity method investments in a foreign subsidiary, and the methodology for calculating income taxes in an interim period. The standard also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, the effect of an enacted change in tax laws on the tax rate computation in interim periods, and specifying that an entity is not required to allocate consolidated tax expense to a legal entity not subject to tax in its separate financial statements. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard on January 1, 2021, and there has been no significant impact on our consolidated financial statements or on our accounting policies and processes.

Pronouncement Not Yet Effective

In March 2020, the FASB issued ASU 2020-04 (“Facilitation of the Effects of Reference Rate Reform on Financial Reporting”) which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. As of December 31, 2021, the reference rates for the Company’s existing debt and interest rate swaps have not changed. The Company will continue to monitor the discontinuation of reference rates and the impact on applicable agreements and adopt the standard as needed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We do not believe that our exposure to market risks, which are primarily related to interest rate changes, is material.

Interest Rate Risk

We maintain certain debt instruments at a fixed rate whose fair value will fluctuate based on changes in interest rates and market perception of our credit risk. The fair value of our debt at December 31, 2021 and 2020 approximated the book value.

We currently have a forward interest rate swap agreement for a notional amount of $60 million for the purpose to fix the underlying risk-free rate, that would be associated with any anticipated issuance of new long-term debt by the Company in future periods under the Credit Facility. See Note 15 - Derivative Instruments and Hedging Activities for additional information.

Our Credit Facility bears interest at variable rates from LIBOR plus 1.500% to a maximum of LIBOR plus 2.875% and includes a LIBOR floor of 0.500%. At December 31, 2021, we had an outstanding balance of $55 million. A 10% change in interest rates would not have a material impact on our results of operations or cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For the financial statements and supplementary data required by this Item 8, see Part IV "Item 15. Exhibits, Financial Statement Schedules."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

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

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in Internal Control − Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment using these criteria, our management determined that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is incorporated by reference from our definitive proxy statement (the "2022 Proxy Statement") to be filed in connection with our 2022 annual meeting of shareholders pursuant to Regulation 14A under the Exchange Act. We expect to file our definitive proxy statement with the SEC within 120 days after the close of the year ended December 31, 2021.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference to the definitive Proxy Statement for the 2022 Annual Meeting of Shareholders. The information required by Item 405 of Regulation S-K is included under the caption "Delinquent Section 16(a) Reports" in the 2022 Proxy Statement, and that information is incorporated by reference in this Form 10-K.

Core Lab has a Code of Ethics and Corporate Responsibility that applies to all of its directors, officers and employees, including its principal executive, financial and accounting officers, or persons performing similar functions. Core Lab's Code of Ethics and Corporate Responsibility is posted on its website at www.corelab.com/cr/cms/docs/codeofBusinessConduct.pdf.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the captions "Compensation Discussion and Analysis," "Information About our Named Executive Officers and Executive Compensation" in Core Lab's 2022 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information under the captions "Ownership of Securities—Security Ownership by Certain Beneficial Owners and Management" and "Compensation Discussion and Analysis—2021 Compensation Program Details" in Core Lab's 2022 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information under the captions "Information About our Supervisory Directors and Director Compensation—Supervisory Director Independence" and "Information About our Supervisory Directors and Director Compensation—Related Person Transactions" in Core Lab's 2022 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Houston, TX, Auditor Firm ID: 185.

The information under the caption "Information About our Independent Registered Public Accounting Firm" in Core Lab's 2022 Proxy Statement is incorporated herein by reference.

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

Form 8-K, June 25, 2018 (File No. 001-14273)

10.11	Master Note Purchase Agreement, dated as of September 30, 2011	Form 8-K, September 30, 2011 (File No. 001-14273)

10.12	Employment Agreement between Core Laboratories N.V. and Lawrence V. Bruno, dated March 1, 2019 (1	Form 8-K, March 6, 2019 (File No. 001-14273)

10.13	Employment Agreement between Core Laboratories N.V. and Christopher S. Hill, dated March 1, 2019 (1)	Form 8-K, March 6, 2019 (File No. 001-14273)

10.14	Employment Agreement between Core Laboratories N.V. and Gwendolyn Y. Schreffler, Dated March 1, 2019 (1)	Form 10-K, February 8, 2021 (File No. 001-14273)

10.15	Note Purchase Agreement, dated as of October 16, 2020.	Form 8-K, October 16, 2020 (File No. 001-14273)

10.16

Amendment No. 1 to Credit Agreement, by and among Core Laboratories N.V., Core Laboratories (U.S.) Interests Holding, Inc., and the lenders party thereto and Bank of America, N.A., as administrative agent, dated June 22, 2020.

Form 8-K, June 23, 2020 (File No. 001-14273)

10.17	Amendment to Employment Agreement, by and between Core Laboratories N.V. and Lawrence V. Bruno, dated March 1, 2020 (1).	Form 8-K, March 5, 2020 (File No. 001-14273)

10.18	Amendment and Restated Employment Agreement, by and between Core Laboratories N.V. and Lawrence V. Bruno, dated October 18, 2021 (1)	Form 8-K, October 19, 2021 (File No. 001-14273)

10.19	Amendment and Restated Employment Agreement, by and between Core Laboratories N.V. and Christopher S. Hill, dated October 18, 2021 (1)	Form 8-K, October 19, 2021 (File No. 001-14273)

10.20	Amendment and Restated Employment Agreement, by and between Core Laboratories N.V. and Gwendolyn Y. Schreffler, dated October 18, 2021 (1)	Form 8-K, October 19, 2021 (File No. 001-14273)

10.21	Employment Agreement, by and between Core Laboratories N.V. and Mark D. Tattoli, dated October 18, 2021 (1)	Form 8-K, October 19, 2021 (File No. 001-14273)

21.1	Significant Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of KPMG LLP	Filed Herewith

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed Herewith

101.SCH	Inline XBRL Schema Document	Filed Herewith

101.CAL	Inline XBRL Calculation Linkbase Document	Filed Herewith

101.LAB	Inline XBRL Label Linkbase Document	Filed Herewith

101.PRE	Inline XBRL Presentation Linkbase Document	Filed Herewith

101.DEF	Inline XBRL Definition Linkbase Document	Filed Herewith

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	Filed Herewith

(1) Management contracts or compensatory plans or arrangements.

(P) Paper exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CORE LABORATORIES N.V.
By its sole managing director, Core Laboratories International B.V.

Date:	February 10, 2022	By:	/s/ JACOBUS SCHOUTEN
Jacobus Schouten
Managing Director of Core Laboratories International B.V.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 10th day of February 2022.

Signature	Title

/s/ LAWRENCE BRUNO	/s/ CHRISTOPHER S. HILL
Lawrence Bruno	Christopher S. Hill
Chief Executive Officer, Chairman,	Senior Vice President and
President and Supervisory Director	Chief Financial Officer

/s/ KEVIN G. DANIELS	/s/ GREGORY B. BARNETT
Kevin G. Daniels	Gregory B. Barnett
Vice President, Treasurer and	Supervisory Director
Chief Accounting Officer

/s/ MARTHA Z. CARNES	/s/ MONIQUE VAN DIJKEN EEUWIJK
Martha Z. Carnes	Monique van Dijken Eeuwijk
Supervisory Director	Supervisory Director

/s/ HARVEY KLINGENSMITH	/s/ MICHAEL STRAUGHEN
Harvey Klingensmith	Michael Straughen
Supervisory Director	Supervisory Director

/s/ KWAKU TEMENG
Kwaku Temeng
Supervisory Director

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Core Laboratories N.V.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Core Laboratories N.V. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 10, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The impact of the Company’s tax structure on its income tax provision

As discussed in note 1 and note 10 to the consolidated financial statements, the Company is domiciled in the Netherlands and has international operations requiring the evaluation of income taxes across many tax jurisdictions. The Company recorded deferred tax assets of $70 million and deferred tax liabilities of $24 million as of December 31, 2021, and income tax expense of $16 million for the year then ended.

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
February 10, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Core Laboratories N.V.:

Opinion on Internal Control Over Financial Reporting

We have audited Core Laboratories N.V. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 10, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Houston, Texas
February 10, 2022

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(In thousands, except share and per share data)

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,703	$13,806
Accounts receivable, net of allowance for credit losses of $3,225 and $4,068 at 2021 and 2020, respectively	96,830	83,192
Inventories	45,443	38,151
Prepaid expenses	14,059	14,797
Income taxes receivable	9,911	9,675
Other current assets	5,109	6,227
TOTAL CURRENT ASSETS	189,055	165,848
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $306,461 and $293,978 at 2021 and 2020, respectively	110,952	115,293
RIGHT OF USE ASSETS	61,387	66,385
INTANGIBLES, net of accumulated amortization of $17,540 and $16,833 at 2021 and 2020, respectively	8,139	8,583
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	70,462	72,775
OTHER ASSETS	41,413	40,250
TOTAL ASSETS	$580,853	$568,579
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$29,726	$23,028
Accrued payroll and related costs	20,833	26,526
Taxes other than payroll and income	5,931	6,556
Unearned revenues	7,765	5,457
Operating lease liabilities	12,342	11,437
Income taxes payable	6,502	8,347
Other current liabilities	7,683	8,399
TOTAL CURRENT LIABILITIES	90,782	89,750
LONG-TERM DEBT, net	188,636	259,433
LONG-TERM OPERATING LEASE LIABILITIES	49,286	56,108
DEFERRED COMPENSATION	39,101	39,145
DEFERRED TAX LIABILITIES, net	24,336	20,585
OTHER LONG-TERM LIABILITIES	27,711	27,985
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,454,264 issued and 46,349,397 outstanding at 2021 and 44,796,252 issued and 44,572,801 outstanding at 2020	1,188	1,148
Additional paid-in capital	101,120	41,184
Retained earnings	68,349	50,456
Accumulated other comprehensive income (loss)	(10,133)	(7,200)
Treasury shares (at cost), 104,867 at 2021 and 223,451 at 2020	(4,075)	(14,075)
Total Core Laboratories N.V. shareholders' equity	156,449	71,513
Non-controlling interest	4,552	4,060
TOTAL EQUITY	161,001	75,573
TOTAL LIABILITIES AND EQUITY	$580,853	$568,579

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands, except per share data)

	2021	2020	2019
REVENUE:
Services	$344,342	$376,421	$474,193
Product sales	125,910	110,846	194,017
Total revenue	470,252	487,267	668,210
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	267,641	279,281	345,641
Cost of product sales, exclusive of depreciation expense and inventory write-down shown below	100,255	95,486	149,938
General and administrative expenses, exclusive of depreciation expense shown below	44,173	34,033	48,023
Depreciation	17,754	19,727	20,812
Amortization	762	1,140	1,793
Impairments and other charges	—	122,204	—
Inventory write-down	—	10,375	—
Other (income) expense, net	(5,595)	1,826	5,319
OPERATING INCOME (LOSS)	45,262	(76,805)	96,684
Interest expense	9,152	14,372	14,690
Income (loss) from continuing operations before income tax	36,110	(91,177)	81,994
Income tax expense (benefit)	15,891	5,896	(12,290)
Income (loss) from continuing operations	20,219	(97,073)	94,284
Income (loss) from discontinued operations, net of income tax	—	(424)	7,833
Net income (loss)	20,219	(97,497)	102,117
Net income (loss) attributable to non-controlling interest	492	140	134
Net income (loss) attributable to Core Laboratories N.V.	$19,727	$(97,637)	$101,983

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.44	$(2.18)	$2.13
Basic earnings (loss) per share from discontinued operations	$—	$(0.01)	$0.17
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.43	$(2.20)	$2.30

Diluted earnings (loss) per share from continuing operations	$0.43	$(2.18)	$2.11
Diluted earnings (loss) per share from discontinued operations	$—	$(0.01)	$0.17
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.42	$(2.20)	$2.28

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,009	44,477	44,357
Assuming dilution	46,690	44,477	44,646

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Net income (loss)	$20,219	$(97,497)	$102,117
Other comprehensive income (loss):
Interest rate swaps:
Gain (loss) on fair value of interest rate swaps	(3,252)	(2,106)	(1,058)
Interest rate swap amount reclassified to net income (loss)	(82)	669	(61)
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	621	302	235
Total interest rate swaps	(2,713)	(1,135)	(884)
Pension and other postretirement benefit plans
Adjustment of unrecognized pension actuarial gain (loss)	(293)	351	(1,988)
Prior service cost
Amortization of prior service cost reclassified to net income (loss)	—	—	(848)
Amortization actuarial gain (loss) reclassified to net income (loss)	—	—	3,171
Income tax expense (benefit) on pension and other postretirement benefit plans reclassified to net income (loss)	73	(86)	(325)
Total pension and other postretirement benefit plans	(220)	265	10
Total other comprehensive income (loss)	(2,933)	(870)	(874)
Comprehensive income (loss)	17,286	(98,367)	101,243
Comprehensive income (loss) attributable to non-controlling interests	492	140	134
Comprehensive income (loss) attributable to Core Laboratories N.V.	$16,794	$(98,507)	$101,109

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands, except share and per share data)

	2021	2020	2019
Common Shares
Balance at Beginning of Period	$1,148	$1,148	$1,148
New share issuance	40	—	—
Balance at End of Period	$1,188	$1,148	$1,148

Additional Paid-In Capital
Balance at Beginning of Period	$41,184	$51,872	$57,438
Stock-based compensation	837	(10,688)	(5,566)
New share issuance	59,099	—	—
Balance at End of Period	$101,120	$41,184	$51,872

Retained Earnings
Balance at Beginning of Period	$50,456	$160,539	$156,130
Dividends paid	(1,834)	(12,446)	(97,574)
Net income (loss) attributable to Core Laboratories N.V.	19,727	(97,637)	101,983
Balance at End of Period	$68,349	$50,456	$160,539

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(7,200)	$(6,330)	$(5,456)
Pension and other postretirement benefit plans, net of income tax	(220)	265	10
Interest rate swaps, net of income tax	(2,713)	(1,135)	(884)
Balance at End of Period	$(10,133)	$(7,200)	$(6,330)

Treasury Shares
Balance at Beginning of Period	$(14,075)	$(29,364)	$(52,501)
Stock-based compensation	18,256	18,082	26,445
Repurchase of common shares	(8,256)	(2,793)	(3,308)
Balance at End of Period	$(4,075)	$(14,075)	$(29,364)

Non-Controlling Interest
Balance at Beginning of Period	$4,060	$4,275	$4,141
Non-controlling interest dividends	—	(355)	—
Net income (loss) attributable to non-controlling interest	492	140	134
Balance at End of Period	$4,552	$4,060	$4,275

Total Equity
Balance at Beginning of Period	$75,573	$182,140	$160,900
Stock-based compensation	19,093	7,394	20,879
Repurchase of common shares	(8,256)	(2,793)	(3,308)
Dividends paid	(1,834)	(12,446)	(97,574)
Non-controlling interest dividends	—	(355)	—
New share issuance	59,139	—	—
Pension and other postretirement benefit plans, net of income tax	(220)	265	10
Interest rate swaps, net of income tax	(2,713)	(1,135)	(884)
Net income (loss)	20,219	(97,497)	102,117
Balance at End of Period	$161,001	$75,573	$182,140

Cash Dividends per Share	$0.04	$0.28	$2.20

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands, except share and per share data)

	2021	2020	2019
Common Shares - Number of shares issued
Balance at Beginning of Period	44,796,252	44,796,252	44,796,252
New share issuance	1,658,012	—	—
Balance at End of Period	46,454,264	44,796,252	44,796,252

Treasury Shares - Number of shares
Balance at Beginning of Period	(223,451)	(330,690)	(479,407)
Stock-based compensation	419,152	208,168	220,417
Repurchase of common shares	(300,568)	(100,929)	(71,700)
Balance at End of Period	(104,867)	(223,451)	(330,690)

Common Shares - Number of shares outstanding
Balance at Beginning of Period	44,572,801	44,465,562	44,316,845
New share issuance	1,658,012	—	—
Stock-based compensation	419,152	208,168	220,417
Repurchases of common shares	(300,568)	(100,929)	(71,700)
Balance at End of Period	46,349,397	44,572,801	44,465,562

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) from continuing operations	$20,219	$(97,073)	$94,284
Income (loss) from discontinued operations, net of income tax	—	(424)	7,833
Net income (loss)	20,219	(97,497)	102,117
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	19,093	7,394	20,879
Depreciation and amortization	18,516	20,867	22,605
Impairments, inventory write-down and other charges	—	132,579	—
Changes in value of life insurance policies	(2,672)	(894)	(2,899)
Deferred income taxes	6,012	(12,216)	(36,345)
Realization of pension obligation	(234)	188	(112)
Net provision for credit losses	(256)	1,618	754
Gain on sale of business	(1,012)	—	(1,154)
(Gain) loss on sale of discontinued operations	—	573	(8,411)
Other non-cash items	(2,524)	(683)	(200)
Changes in assets and liabilities, net of effects of acquisitions and divestures:
Accounts receivable	(13,522)	46,421	(3,191)
Inventories	(4,547)	1,471	(3,892)
Prepaid expenses and other current assets	1,845	(2,296)	3,561
Other assets	(523)	(1,905)	(46)
Accounts payable	6,568	(12,838)	(3,757)
Accrued expenses	(8,759)	602	8,067
Unearned revenue	2,308	(7,924)	(5,513)
Other liabilities	(3,933)	(17,592)	(2,936)
Net cash provided by operating activities	36,579	57,868	89,527
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,539)	(11,880)	(22,269)
Patents and other intangibles	(318)	(498)	(180)
Distribution received from life insurance policies	—	20,443	—
Proceeds from sale of assets	678	1,734	887
Proceeds from sale of business, net of cash sold	873	—	2,980
Proceeds from insurance recovery	726	—	—
Proceeds (payment) from sale of discontinued operations	—	(225)	14,789
Net proceeds (premiums) on life insurance policies	1,357	(1,723)	(1,884)
Net cash provided by (used in) investing activities	(10,223)	7,851	(5,677)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(226,000)	(102,000)	(123,000)
Proceeds from long-term debt	155,000	56,000	138,000
Proceeds from issuance of common shares	60,000	—	—
Transaction costs on the issuance of common shares	(861)	—	—
Debt financing costs	—	(1,536)	—
Dividends paid	(1,834)	(12,446)	(97,574)
Repurchase of common shares	(8,256)	(2,793)	(3,308)
Other financing activities	(508)	(230)	8
Net cash used in financing activities	(22,459)	(63,005)	(85,874)
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,897	2,714	(2,024)
CASH AND CASH EQUIVALENTS, beginning of year	13,806	11,092	13,116
CASH AND CASH EQUIVALENTS, end of year	$17,703	$13,806	$11,092

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For the Years Ended December 31, 2021, 2020 and 2019

(In thousands)

	2021	2020	2019
Supplemental disclosures of cash flow information:
Cash payments for interest	$10,477	$11,669	$13,631
Cash payments for income taxes	$9,066	$21,325	$13,804
Non-cash investing and financing activities:
Capital expenditures incurred but not paid for as of the end of the year	$1,361	$1,064	$222

The accompanying notes are an integral part of these Consolidated Financial Statements.

CORE LABORATORIES N.V.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

1. DESCRIPTION OF BUSINESS

Core Laboratories N.V. ("Core Laboratories", "Core Lab", "the Company", "we", "our" or "us") is a Netherlands limited liability company. We were established in 1936 and are one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their new and existing fields. We have over 70 offices in more than 50 countries and have approximately 3,700 employees.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Core Laboratories and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financials have been prepared in accordance with the United States generally accepted accounting principles ("U.S. GAAP"). We use the equity method of accounting for investments in which we have less than a majority interest and do not exercise control but do exert significant influence. Non-controlling interest have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. All inter-company transactions and balances have been eliminated in consolidation.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the year ended December 31, 2020 and 2019.

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

In December 2019, the FASB issued ASU 2019-12 (“Simplifying the Accounting for Income Taxes”) which affects general principles within Topic 740, Income Taxes. The amendment removes exceptions related to the incremental approach for intraperiod tax allocation, the recognition of a deferred tax liability for equity method investments in a foreign subsidiary, and the methodology for calculating income taxes in an interim period. The standard also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, the effect of an enacted change in tax laws on the tax rate computation in interim periods, and specifying that an entity is not required to allocate consolidated tax expense to a legal entity not subject to tax in its separate financial statements. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We adopted this standard on January 1, 2021, and there has been no significant impact on our consolidated financial statements or on our accounting policies and processes.

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

Concentration of Credit Risk

Our financial instruments that potentially subject us to concentrations of credit risk relate primarily to cash and cash equivalents and trade accounts receivable. All cash and cash equivalents are on deposit at commercial banks or investment firms with significant financial resources. Our trade receivables are with a variety of domestic, international and national oil and gas companies. We had no clients who provided more than 10% of our revenue for the years ended December 31, 2021, 2020 and 2019. We consider our credit risk related to trade accounts receivable to be limited due to the creditworthiness and financial resources of our clients. We have adopted the expected credit losses methodology for measurement of credit losses on financial assets measured at amortized cost basis, replacing the previous incurred loss impairment methodology. We evaluate our estimate for credit losses on an on-going basis throughout the year.

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

Accounts Receivable

Trade accounts receivable are recorded at their invoiced amounts and do not bear interest. We perform ongoing credit evaluations of our clients, monitor collections and payments, consider our historical collection experience and our current aging of client receivables outstanding, in addition to client's representations and our understanding of the economic environment in which our clients operate. Based on our review we establish or adjust allowances for credit losses for specific clients and the accounts receivable, as a whole, and recognize expense. When an account is determined to be uncollectible, we charge the receivable to our allowance for credit losses. Our allowance for credit losses totaled $3.2 million and $4.1 million at December 31, 2021 and 2020, respectively. The net carrying value of accounts receivable approximates fair value.

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

Whenever possible impairment is indicated, we compare the carrying value of the assets to the sum of the estimated undiscounted future cash flows expected from use, plus salvage value, less the costs of the subsequent disposition of the assets. If impairment is still indicated, we compare the fair value of the assets to the carrying amount and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. We did not record any material impairment charges relating to our long-lived assets held for use during the years ended December 31, 2021, 2020 and 2019.

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

Operating leased assets are included in right of use ("ROU") assets along with current and long-term operating lease liabilities, are separately presented in our consolidated balance sheet. Financing leased assets are included in property, plant and equipment and the related liabilities are included in other current and other long- term liabilities in our consolidated balance sheet.

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

Intangibles and Goodwill

Intangible assets, which include trade secrets, patents, technology, trademarks, agreements not to compete and trade names, are carried at cost less accumulated amortization, for intangibles with a definite life, and any accumulated impairment. Intangibles with definite lives are amortized using the straight-line method based on the estimated useful life of the intangible. Intangibles with indefinite lives, which consist primarily of corporate trade names, are not amortized, but are tested for impairment annually or whenever events or changes in circumstances indicate that impairment is possible.

We record goodwill as the excess of the purchase price over the fair value of the net assets acquired in acquisitions accounted for under the purchase method of accounting. We test goodwill for impairment annually, or more frequently if circumstances indicate possible impairment. We recorded $8.2 million of impairment charges relating to certain intangible assets during the year ended December 31, 2020.

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

We did not record impairment charges relating to our goodwill or our indefinite-lived intangible assets during the years ended December 31, 2021 and 2019. We recorded $114.0 million of impairment charges relating to our goodwill and certain intangibles assets under our Production Enhancement reporting unit during the year ended December 31, 2020.

Other Assets

Other assets consist of the following (in thousands):

	December 31,
	2021	2020
Cash surrender value of life insurance policies	$32,511	$31,201
Investments in unconsolidated affiliates	4,156	4,094
Other	4,746	4,955
Total other assets	$41,413	$40,250

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

Comprehensive Income (Loss)

Comprehensive income is comprised of net income and other charges or credits to equity that are not the result of transactions with owners. Accumulated other comprehensive income (loss) consists of prior service costs and unrecognized net actuarial gain or loss from a pension plan and changes in the fair value of our interest rate swaps. See Note 11 - Pension and Other Postretirement Benefit Plans and Note 15 - Derivative Instruments and Hedging Activities.

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

Foreign Currencies

Our functional currency is the U.S. Dollar ("USD"). All inter-company financing, transactions and cash flows with our subsidiaries are transacted in USD. Revenue and expenses denominated in other currencies are measured at the applicable month-end exchange rate which approximates the average exchange rate. We remeasure monetary assets and liabilities denominated in other currencies to USD at year-end exchange rates. Non-monetary items, depreciation, amortization and certain components of cost of sales are measured at historical rates. For the years ended December 31, 2021, 2020 and 2019, we incurred net remeasurement gain of $0.2 million and losses of $1.2 million and $1.7 million, respectively. Remeasurement and settlement difference are included in other (income) expense, net in the accompanying consolidated statements of operations.

Pension and Other Postretirement Benefit Plans

We provide a non-contributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. We recognize net periodic pension costs associated with the Dutch plan in income and recognize the unfunded status of the plan, if any, as an other long-term liability. We recognize the actuarial gains or losses and prior service costs or credits that arise during the period as a component of other comprehensive income. The projection of benefit obligation and fair value of plan assets requires the use of assumptions and estimates. Actual results could differ from those estimates. See Note 11 - Pension and Other Postretirement Benefit Plans.

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

	For the Years Ended December 31,
	2021	2020	2019
Weighted average common shares outstanding - basic	46,009	44,477	44,357
Effect of dilutive securities:
Performance shares	542	—	242
Restricted shares	139	—	47
Weighted average common shares outstanding - assuming dilution	46,690	44,477	44,646

For the year ended December 31, 2020, the number of outstanding performance shares and restricted shares of Core Laboratories N.V. common stock that were excluded from diluted earnings per share calculation, as their impact would be antidilutive, were as follows (in thousands):

December 31, 2020
Performance shares	308
Restricted shares	189

3. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and contract liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Contract assets
Current	$2,072	$1,238
	$2,072	$1,238
Contract Liabilities
Current	$1,300	$953
Non-current	435	293
	$1,735	$1,246

Estimate of when contract liabilities will be recognized
within 12 months	$1,300
within 12 to 24 months	$411
greater than 24 months	$24

The current portion of contract assets are included in our accounts receivable as of December 31, 2021 and 2020.

The current portion of contract liabilities is included in unearned revenue and the non-current portion of contract liabilities is included in other long-term liabilities. We did not recognize any impairment losses on our receivables and contract assets for the year ended December 31, 2021 and 2020.

4. ACQUISITIONS AND DIVESTURES

We had no significant acquisitions during the years ended December 31, 2021, 2020 and 2019. We had no significant divestures during the years ended December 31, 2021 and 2020. In 2019, we completed the divestment of our business of permanent downhole monitoring systems and related services, and concluded the final adjustment to the purchase agreement in 2020. See Note 20 - Discontinued Operations for further details.

5. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2021	2020
Finished goods	$21,527	$16,461
Parts and materials	20,965	19,098
Work in progress	2,951	2,592
Total inventories	$45,443	$38,151

We include freight costs incurred for shipping inventory to our clients in the Cost of product sales caption in the accompanying consolidated statements of operations. See Note 18 - Inventory Write-down for further detail.

6. PROPERTY, PLANT AND EQUIPMENT, NET

The components of property, plant and equipment, net are as follows (in thousands):

	December 31,
	2021	2020
Land	$11,395	$11,395
Building and leasehold improvements	120,066	117,098
Machinery and equipment	285,952	280,778
Total property, plant and equipment	417,413	409,271
Less - accumulated depreciation	(306,461)	(293,978)
Property, plant and equipment, net	$110,952	$115,293

7. LEASES

We have operating leases primarily consisting of offices and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019

Operating lease expense	$17,253	$17,848	$18,639
Short-term lease expense	1,990	1,801	1,228
Variable lease expense	1,462	1,442	920
Total lease expense	$20,705	$21,091	$20,787
Other Information:
Operating cash flows from operating leases	$16,367	$17,049	$18,195
Right of use assets obtained in exchange for new operating lease obligations	$5,736	$5,654	$11,688
Weighted-average remaining lease term - operating leases	7.62 years	8.69 years	9.07 years
Weighted-average discount rate - operating leases	4.61%	4.70%	4.94%

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

2022	$14,674
2023	11,917
2024	9,328
2025	7,969
2026	6,586
Thereafter	22,636
Total undiscounted lease payments	$73,110
Less: Imputed interest	(11,482)
Total lease liabilities	$61,628

During the year ended December 31, 2020, the Company recorded $0.5 million on lease abandonment for certain properties that ceased in use and are expected to provide no future economic benefits. There is no lease abandonment cost recorded during the years ended December 31, 2021 and 2019.

8. INTANGIBLES AND GOODWILL

The components of intangibles, net are as follows (in thousands):

		December 31,
		2021		2020
	Useful life	Gross Carrying	Accumulated Amortization	Gross Carrying	Accumulated
	in years	Value	and Impairment	Value	Amortization
Acquired trade secrets	2-20	$4,278	$3,334	$4,278	$3,120
Acquired patents and technology	4-15	15,628	13,159	15,348	12,677
Agreements not to compete	2-5	1,149	1,036	1,149	1,036
Acquired trade names and trademarks	Indefinite	4,624	11	4,641	—
Total intangibles, net		$25,679	$17,540	$25,416	$16,833

Our estimated amortization expense relating to these intangibles for the next five years is summarized in the following table (in thousands):

2022	$684
2023	$416
2024	$407
2025	$321
2026	$230

The changes in the carrying amount of goodwill for each reportable segment are as follows (in thousands):

	Reservoir	Production
	Description	Enhancement	Total
Balance at January 1, 2020	$99,484	$113,941	$213,425
Impairment	—	(113,941)	(113,941)
Other	(39)	—	(39)
Balance at December 31, 2020	99,445	—	99,445
Balance at December 31, 2021	$99,445	$—	$99,445

9. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

			December 31,
	Interest Rate	Maturity Date	2021	2020
2011 Senior Notes Series A(1)	4.01%	September 30, 2021	$—	$75,000
2011 Senior Notes Series B(1)	4.11%	September 30, 2023	75,000	75,000
2021 Senior Notes Series A(2)	4.09%	January 12, 2026	45,000	—
2021 Senior Notes Series B(2)	4.38%	January 12, 2028	15,000	—
Credit Facility			55,000	111,000
Total long-term debt			190,000	261,000
Less: Debt issuance costs			(1,364)	(1,567)
Long-term debt, net			$188,636	$259,433
(1) Interest is payable semi-annually on March 30 and September 30.
(2) Interest is payable semi-annually on June 30 and December 30.

On October 16, 2020, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2021 Senior Notes”). The 2021 Senior Notes were issued and funded on January 12, 2021. Interest on each series of the 2021 Senior Notes is payable semi-annually and commenced on June 30, 2021. On September 30, 2021, we retired Series A of the 2011 Senior Notes with aggregate principal amount of $75 million upon its maturity date.

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

Moreover, under the Amendment, the LIBOR plus 1.500% to LIBOR plus 2.875% is applied to outstanding borrowings under the Credit Facility, with a 0.500% floor on LIBOR. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. The Amendment also reduced the aggregate borrowing commitment under the Credit Facility to $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, to $50 million, subject to the satisfaction of certain conditions. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. Our available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $10.4 million at December 31, 2021, resulting in an available borrowing capacity under the Credit Facility of $159.6 million. In addition to indebtedness under the Credit Facility, we had $6.5 million of outstanding letters of credit and performance guarantees and bonds from other sources as of December 31, 2021.

The Credit Facility is unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio as described above. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.08, and our interest coverage ratio is 9.06, each for the period ended December 31, 2021. We are in compliance with all covenants contained in our Credit Facility. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 15 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior Notes.

The estimated fair value of total debt at December 31, 2021 and 2020 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

10. INCOME TAXES

The components of income (loss) before income tax are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
United States	$10,028	$(45,167)	$61,374
Other countries	26,082	(46,010)	20,620
Income (loss) before income tax	$36,110	$(91,177)	$81,994

The components of income tax expense (benefit) are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Current:
United States	$1,983	$5,181	$8,786
Other countries	6,500	11,926	13,267
State and provincial	699	618	(28)
Total current	9,182	17,725	22,025
Deferred:
United States	905	(69)	(57,250)
Other countries	5,630	(11,144)	23,558
State and provincial	174	(616)	(623)
Total deferred	6,709	(11,829)	(34,315)
Income tax expense (benefit)	$15,891	$5,896	$(12,290)

The differences in income tax expense (benefit) computed using the Netherlands statutory income tax rate of 25% and our income tax expense (benefit) as reported in the accompanying consolidated statements of operations are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Tax at the Netherlands income tax rate	$8,981	$(23,005)	$22,895
International earnings taxed at rates other than the Netherlands statutory rate	9,403	14,986	(1,343)
Non-deductible expenses	1,875	2,977	3,516
Change in valuation allowance	1,113	23	(3,491)
State and provincial taxes	462	(227)	(825)
Tax credits	(7,992)	(5,975)	(3,893)
Benefit from corporate restructuring	—	—	(59,336)
Unremitted earnings of subsidiaries	1,236	418	26,126
Adjustments of prior year taxes	1,320	545	(1,684)
Adjustments of income tax reserves	(1,345)	(1,965)	1,084
Non-deductible goodwill impairment	—	15,547	—
Foreign exchange	(1,168)	226	2,014
UK tax rate change	(905)	—	—
Netherlands audit settlement	1,522	—	—
Accrued withholding taxes	1,648	2,092	2,603
Other	(259)	254	44
Income tax expense (benefit)	$15,891	$5,896	$(12,290)

Deferred tax assets and liabilities result from various temporary differences between the financial statement carrying amount and their tax basis. Deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry-forwards	$10,622	$13,892
Tax credit carry-forwards	4,658	2,996
Accruals for compensation	7,440	8,587
Accruals for inventory capitalization	3,192	3,445
Unrealized benefit from corporate restructuring	49,313	53,501
Intangibles	582	830
Unrealized benefit plan loss	1,974	2,366
Unrealized foreign exchange	2,853	2,852
UK tax rate change	905	—
Unearned revenue	1,024	741
Other	3,860	1,989
Total deferred tax assets	86,423	91,199
Valuation allowance	(7,377)	(6,264)
Net deferred tax assets	79,046	84,935
Deferred tax liabilities:
Property, plant and equipment	(4,139)	(4,998)
Accrued withholding taxes	(27,544)	(26,916)
Unrealized foreign exchange	(1,070)	(610)
Other	(167)	(221)
Total deferred tax liabilities	(32,920)	(32,745)
Net deferred income taxes	$46,126	$52,190

	December 31,
	2021	2020
Long-term deferred tax assets	$70,462	$72,775
Long-term deferred tax liabilities	(24,336)	(20,585)
Total deferred tax assets	$46,126	$52,190

At December 31, 2021, we had tax net operating loss carry-forwards in various tax jurisdictions of $49.3 million. Although we cannot be certain that these operating loss carry-forwards will be utilized, we anticipate that we will have sufficient taxable income in future years to allow us to fully utilize the carry-forwards that are not subject to a valuation allowance. As of December 31, 2021, if unused, $0.5 million will expire between 2022 and 2023, $4.5 million will expire between 2024 and 2026, $6.7 million will expire between 2027 and 2030 and $6.5 million will expire beyond 2030. The remaining balance of $31.1 million is not subject to expiration. During 2021, no material net operating loss carry-forwards, which carried a full valuation allowance, expired unused.

We file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions. We are currently undergoing multiple examinations in various jurisdictions, and the years 2011 through 2020 remain open for examination in various tax jurisdictions in which we operate. The ultimate settlement and timing of these additional tax assessments is uncertain but the Company will continue to vigorously defend its return filing position and does not view the assessments as probable at this time.

During 2021, adjustments were made to estimates for uncertain tax positions in certain tax jurisdictions based upon changes in facts and circumstances, resulting in a reduction to the unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Unrecognized tax benefits at January 1,	$6,255	$7,301	$7,471
Tax positions, current period	204	1,650	495
Tax positions, prior period	(197)	(491)	(361)
Settlements with taxing authorities	(1,395)	(2,159)	(18)
Lapse of applicable statute of limitations	(540)	(46)	(286)
Unrecognized tax benefits at December 31,	$4,327	$6,255	$7,301

Our policy is to record accrued interest and penalties on uncertain tax positions, net of any tax effect, as part of total tax expense for the period. The corresponding liability is carried along with the tax exposure as a non-current payable in Other Long-term Liabilities. For the years ended December 31, 2021, 2020 and 2019, we recognized $0.3 million, $(0.9) million and $1.3 million, respectively, in interest and penalties. For the years ended December 31, 2021, 2020 and 2019, we had $4.5 million, $4.2 million and $5.1 million, respectively, accrued for the payment of interest and penalties. Changes in our estimate of unrecognized tax benefits would affect our effective tax rate. As of December 31, 2021, 2020 and 2019 there are $0.6 million, $0.5 million and $0.9 million, respectively, of unrecognized tax benefits that could be resolved within the next twelve months which could have a positive effect on the annual effective tax rate.

11. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

Defined Benefit Plan

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. This pension benefit was based on years of service and final pay depending on when the employee began participating. The benefits earned by the employees are immediately vested. We funded the future obligations of the Dutch Plan by purchasing an insurance contract from a large multi-national insurance company with a five-year maturity. Each year we made annual premium payments to the insurance company (1) to provide for the benefit obligation of the current year of service based on each employee's age, gender and current salary, and (2) for the changes in the benefit obligation for prior years of service due to changes in participants' salary. We determine the fair value of these plan assets with the assistance of an actuary using observable inputs (Level 2), which approximates the contract value of the investments. There was a curtailment of the Dutch Plan for our Dutch employees whose pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. These employees have been moved into the Dutch defined contribution plan. This event resulted in a curtailment gain of $1.0 million and $2.6 million for the years ended December 31, 2020 and 2019, respectively. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company. There is no further contribution required to fund the Dutch Plan after December 31, 2019.

The following table summarizes the change in the projected benefit obligation and the fair value of plan assets for the Dutch Plan (in thousands):

	December 31,
	2021	2020
Projected Benefit Obligation:
Projected benefit obligation at beginning of year	$74,683	$65,246
Interest cost	323	679
Amendments/curtailments	—	(1,049)
Benefits paid and administrative expenses	(1,426)	(1,329)
Actuarial (gain) loss, net	(5,281)	5,056
Unrealized (gain) loss on foreign exchange	(5,170)	6,080
Projected benefit obligation at end of year	$63,129	$74,683

Fair Value of Plan Assets:
Fair value of plan assets at beginning of year	$70,319	$59,318
Increase in plan asset value	(5,268)	6,041
Employer contributions	261	601
Benefits paid and administrative expenses	(1,426)	(1,329)
Unrealized gain (loss) on foreign exchange	(4,847)	5,688
Fair value of plan assets at end of year	$59,039	$70,319

Under-funded status of the plan at end of the year	$(4,090)	$(4,364)

Accumulated Benefit Obligation	$63,129	$74,683

The following actuarial assumptions were used to determine the actuarial present value of our projected benefit obligation and the net periodic pension costs for the Dutch Plan:

	December 31,
	2021	2020
Weighted average assumed discount rate	1.00%	0.45%
Expected long-term rate of return on plan assets	1.00%	0.45%
Weighted average rate of compensation increase	1.90%	1.50%

The discount rate used to determine our projected benefit obligation at December 31, 2021 was increased from 0.45% to 1.00%, consistent with a general increase in interest rates in Europe for AAA-rated long-term Euro government bonds.

Amounts recognized for the Dutch Plan in the Consolidated Balance Sheet consist of (in thousands):

	December 31,
	2021	2020
Deferred tax asset	$1,023	$1,192
Other long-term liabilities	4,090	4,364
Accumulated other comprehensive loss	(5,595)	(5,375)

The components of net periodic pension cost for the Dutch Plan include (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Service cost	$—	$—	$755
Interest cost	323	679	1,027
Expected return on plan assets	(306)	(634)	(914)
Administrative charges	—	—	17
Curtailment	—	(1,049)	(2,621)
Prior service cost	—	—	(848)
Net actuarial loss	—	—	3,171
Net periodic pension cost	$17	$(1,004)	$587

Plan assets at December 31, 2021 and 2020 consist of insurance contracts with returns equal to the contractual rate, which are comparable with governmental debt securities. Our expected long-term rate of return assumptions are based on the weighted-average contractual rates for each contract. Dutch law dictates the minimum requirements for pension funding. Our goal is to meet these minimum funding requirements, while our insurance carrier invests to minimize risks associated with future benefit payments.

In 2022, our minimum funding requirements are expected to be $0.2 million. Our estimate of future annual contributions is based on current funding and the unconditional indexation requirements, and we believe these contributions will be sufficient to fund the plan.

Expected benefit payments to eligible participants under this plan for the next five years are as follows (in thousands):

2022	$1,432
2023	$1,557
2024	$1,696
2025	$1,767
2026	$1,897
Succeeding five years	$11,433

Defined Contribution Plans

We maintain defined contribution plans for the benefit of eligible employees primarily in Canada, the Netherlands, the United Kingdom, and the United States. In accordance with the terms of each plan, we and our participating employees contribute up to specified limits and under certain plans, we may make discretionary contributions in accordance with the defined contribution plans. Our primary obligation under these defined contribution plans is limited to paying the annual contributions. For the years ended December 31, 2021, 2020 and 2019, we paid $2.3 million, $3.6 million and $5.3 million, respectively, for our contributions and our additional discretionary contributions to the defined contribution plans.

Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant’s termination of employment to the extent they are not vested at that time.

Deferred Compensation Arrangements

We have entered into deferred compensation contracts for certain key employees to provide additional retirement income to the participants. The benefit is determined by the contract for either a fixed amount or by a calculation using years of service or age at retirement along with the average of their base salary for the five years prior to retirement. We are not required to fund this arrangement; however, we have purchased life insurance policies with cash surrender values to assist us in providing the benefits pursuant to these deferred compensation contracts with the actual benefit payments made by Core Laboratories. The charge to expense for these deferred compensation contracts for the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $1.0 million and $2.0 million, respectively.

We provide severance compensation to certain key employees if employment is terminated under certain circumstances, such as following a change in control or for any reason other than upon their death or disability, for “cause” or upon a material breach of a material provision of their employment agreement, as defined in their employment agreements. In addition, there are certain countries where we are legally required to make severance payments to employees when they leave our service. We have accrued for all of these severance payments, but they are not funded.

We have also adopted a non-qualified deferred compensation plan (“Deferred Compensation Plan”) that allows certain highly compensated employees to defer a portion of their salary, commission and bonus, as well as the amount of any reductions in their deferrals under the Deferred Compensation Plan for employees in the United States, due to certain limitations imposed by the U.S. Internal Revenue Code of 1986, as amended (the “Code”). Contributions to the plan are invested in equity and other investment fund assets, and carried on the balance sheet at fair value. The benefits under these contracts are fully vested. Our primary obligation for the Deferred Compensation Plan is limited to our annual contributions. Employer contributions to the Deferred Compensation Plan for the years ended December 31, 2021, 2020 and 2019 were $0.0 million, $0.03 million, and $0.1 million, respectively. Vesting in all employer contributions is accelerated upon the death of the participant or a change in control. Employer contributions under the plans are forfeited upon a participant's termination of employment to the extent they are not vested at that time.

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

13. EQUITY

Common Shares

On December 17, 2020, we entered into an Equity Distribution Agreement with Wells Fargo Securities, LLC (the “Equity Distribution Agreement”) for the issuance and sale of up to $60.0 million of our common shares. Under terms of the Equity Distribution Agreement, the sales of our common shares may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933. The Company elects when to issue a placement notice which may, among other sales parameters, specify the number of shares to be sold, the minimum price per share to be accepted, the daily volume of shares that may be sold and the range of dates when shares may be sold. we completed the program and sold 1,658,012 common shares during the first quarter of 2021, which generated aggregate proceeds of $59.1 million, net of commissions and other associated costs. Proceeds were used to reduce debt on the Company's Credit Facility during the first quarter of 2021.

Treasury Shares

In connection with our initial public offering in September 1995, our shareholders authorized our Management Board to repurchase up to 10% of our issued share capital, the maximum allowed under Dutch law at the time, for a period of 18 months. This authorization was renewed at subsequent annual or special shareholder meetings. At our annual shareholders' meeting on May 19, 2021, our shareholders authorized an extension to repurchase up to 10% of our issued share capital through November 19, 2022. The repurchase of shares in the open market is at the discretion of management pursuant to this shareholder authorization. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards. From the activation of the share repurchase program on October 29, 2002 through December 31, 2021, pursuant to shareholder approvals, we have repurchased 40,091,496 shares for an aggregate purchase price of approximately $1.7 billion, or an average price of $41.43 per share and have canceled 33,475,406 shares with an historical cost of $1.2 billion. At December 31, 2021, we held 104,867 shares in treasury with the authority to repurchase 4,540,559 additional shares under our stock repurchase program. During the year ended December 31, 2021, we repurchased 300,568 of our common shares for $8.3 million, including rights to 95,568 shares valued at $2.6 million surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens that may result from the issuance of common shares under that plan. Subsequent to year-end, we have repurchased 72,339 of our common shares for $1.8 million.

Dividend Policy

In 2008, Core Laboratories announced the initiation of a cash dividend program. In 2020, cash dividends of $0.25 per share were paid in the first quarter and $0.01 per share were paid in each remaining quarter of 2020. In 2021, cash dividends of $0.01 per share were paid in each quarter. The declaration and payment of future dividends will be at the discretion of the Supervisory Board of Directors and will depend upon, among other things, future earnings, general financial condition, liquidity, capital requirements, and general business conditions. On February 2, 2022, the Company declared a cash dividend of $0.01 per share of common stock payable March 7, 2022 to shareholders of record on February 14, 2022.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	December 31,
	2021	2020
Pension and other postretirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,595)	$(5,375)
Interest rate swaps - net fair value loss	(4,538)	(1,825)
Total accumulated other comprehensive income (loss)	$(10,133)	$(7,200)

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

We issue shares from either treasury stock or authorized shares upon the lapsing of vesting restrictions on restricted stock. In 2021, we issued 419,152 shares out of treasury stock relating to the vesting of restricted stock. We do not use cash to settle equity instruments issued under stock-based compensation awards.

2020 Long-Term Incentive Plan

In 2020, the 2014 Long-Term Incentive Plan was amended, restated and renamed as the 2020 Long-Term Incentive Plan (the "Plan"). The primary changes effected by the 2020 amendment and restatement were to (a) extend the period during which awards may be granted under the Plan to May 20, 2025, and (b) increase the number of common shares subject to the Plan by 1,100,000 shares. The Plan, as amended, provides for a maximum of 13,000,000 common shares to be granted to eligible employees. At December 31, 2021, approximately 731,034 shares remained available for the grant of new awards under the Plan. Specifically, we encourage share ownership by awarding various long-term equity incentive awards under the Plan, consisting of the PSAP and RSAP. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention. Additionally, our equity-based compensation programs encourage performance and retention by providing additional incentives for executives to further our growth, development and financial success over a longer time horizon by personally benefiting through the ownership of our common shares and/or rights.

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

The Company recorded $7.3 million and $6.8 million of additional non-cash stock compensation expense in the year ended December 31, 2021 and 2020, respectively, associated with the 2021 and 2020 PSAP awards for certain members of our executive management team who became retirement eligible during those years. The additional stock compensation expense has been recorded in accordance with FASB ASC Topic 718, "Compensation - Stock Compensation", which states that the period over which stock compensation expense is recognized should not extend beyond the eligible retirement age as defined in each executive's PSAP award agreement. The PSAP awards continue to remain unvested until the end of the performance period, and it can be determined whether the performance criteria have been achieved. The executive will not forfeit the right to vest in the awarded shares if they voluntarily retire from the Company after attaining the retirement age as defined in each agreement.

On February 12, 2019, certain executives were awarded rights to receive an aggregate of up to 220,065 common shares (the “2019 PSAP awards”) if our calculated ROIC, as defined in the PSAP, achieves certain performance criteria as compared to the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2021, December 31, 2021. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $12.3 million over the shorter of the 3-year performance period or requisite service period, as determined for each participant individually, of which $1.6 million, $1.9 and $8.8 million has been recognized in 2021, 2020 and 2019, respectively. At December 31, 2021, the Company had the highest ROIC compared to the Bloomberg Comp Group. The Compensation Committee of our Board of Supervisory Directors verified that the performance target criteria had been met at the end of the performance period and 206,865 shares vested (13,200 shares were previously forfeited). We issued these common shares on December 31, 2021 and, simultaneously, the participants surrendered 37,059 common shares to settle any personal tax liabilities which may result from the award, as permitted by the agreement. We recorded these surrendered shares as treasury stock with an aggregate cost of $0.8 million at $22.31 per share.

On February 11, 2020, certain executives were awarded rights to receive an aggregate of up to 267,506 common shares of our calculated ROIC, as defined in the PSAP, on achievement of certain performance criteria as compared to the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2022. The Compensation Committee had added a modifier based upon absolute total shareholder return (“TSR”), measured over the same 3-year performance period. The TSR 3-year measurement period begins on January 1, 2020 and ends on December 31, 2022. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $14.1 million over the shorter of the 3-year performance period or requisite service period, as determined for each participant individually, of which $3.7 million and $9.5 million has been recognized in 2021 and 2020, respectively. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 12 months.

On February 11, 2021, certain executives were awarded rights to receive an aggregate of up to 268,298 common shares of our calculated ROIC, as defined in the PSAP, on achievement of certain performance criteria as compared to the Bloomberg Comp Group at the end of the performance period, which ends on the last trading day of 2023. Similar to PSAP awards issued in 2020, a modifier was added based upon absolute TSR, measured over the same 3-year performance period. The TSR 3-year measurement period begins on January 1, 2021 and ends on December 31, 2023. This arrangement is recorded as an equity award that requires us to recognize compensation expense totaling $9.4 million over the shorter of the 3-year performance period or requisite service period, as determined for each participant individually, of which $6.6 million has been recognized in 2021. The unrecognized compensation expense is expected to be recognized over an estimated amortization period of 24 months.

Restricted Share Award Program

In 2004, the Compensation Committee of our Board of Supervisory Directors approved the RSAP to attract and retain the best employees, and to better align employee interests with those of our shareholders. Under this arrangement we awarded grants totaling 83,866 shares, 321,084 shares, and 182,533 shares in 2021, 2020 and 2019, respectively. Each of these grants has a vesting period of principally either five or six years, and vests ratably on an annual basis. There are no performance accelerators for early vesting for these awards. Awards under the RSAP are classified as equity awards and recorded at the grant-date fair value with the compensation expense recognized over the expected life of the award. As of December 31, 2021, there was $15.3 million of unrecognized total stock-based compensation expense relating to non-vested RSAP awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 40 months. The grant-date fair value of shares granted was $2.8 million, $4.8 million and $8.7 million in 2021, 2020 and 2019, respectively. We recognized compensation expense of $6.1 million, $6.4 million and $8.0 million in 2021, 2020 and 2019, respectively. The total grant-date fair value, which is the intrinsic value, of the shares vested was $6.5 million, $7.7 million and $8.7 million in 2021, 2020 and 2019, respectively.

2014 Nonemployee Director Stock Incentive Plan

In 2014, the 2006 Nonemployee Director Stock Option Plan was amended, restated and renamed as the 2014 Nonemployee Director Stock Incentive Plan (the "Director Plan"). The primary change effected by the 2014 amendment was to extend the period during which awards may be granted under the Director Plan to May 12, 2024. The Director Plan provides common shares for grant to our eligible Supervisory Directors. The maximum number of shares available for award under this plan is 1,400,000 common shares. As of December 31, 2021, approximately 556,143 shares remained available for issuance under the Director Plan. Only non-employee Supervisory Directors are eligible for these equity-based awards under the Director Plan.

In 2011, the Compensation Committee of our Supervisory Board of Directors approved the restricted share award program (the "Program") to compensate our non-employee Supervisory Directors. Under this arrangement we awarded grants totaling 25,842 shares, 87,042 shares and 10,885 shares in 2021, 2020 and 2019, respectively. The shares awarded in 2021, 2020 and 2019 have a vesting period of one year for each grant. There are no performance accelerators for early vesting for these awards. Awards under the Program are classified as equity awards and recorded at the grant-date fair value with compensation expense recognized over the expected life of the award. As of December 31, 2021, there was $0.2 million of unrecognized stock-based compensation relating to non-vested Program awards. The unrecognized compensation expense is expected to be recognized over an estimated weighted-average amortization period of 3 months. The grant-date fair value of shares granted was $0.8 million, $1.1 million and $0.7 million in 2021, 2020 and 2019, respectively, and we have recognized compensation expense of $1.1 million, $0.8 million and $0.8 million in 2021, 2020 and 2019, respectively.

Equity Compensation Plan Information

Information about our equity compensation plans as of December 31, 2021 is as follows:

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by our shareholders
2020 Long-Term Incentive Plan	1,009,829	—	731,034
2014 Nonemployee Director Stock Incentive Plan	25,842	—	556,143
Total	1,035,671		1,287,177

Stock-based Compensation

Non-vested restricted share awards outstanding as of December 31, 2021 and changes during the year under both the Plan and the Director Plan are as follows:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Non-vested at December 31, 2020	1,144,188	$38.19
Granted	307,040	$34.04
Vested	(359,367)	$45.70
Forfeited	(56,190)	$39.35
Non-vested at December 31, 2021	1,035,671	$34.30

Stock-based compensation expense under both the Plan and the Director Plan recognized in the Consolidated Statement of Operations is as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Cost of product sales and services	$5,704	$5,170	$7,288
General and administrative	13,389	2,224	13,591
Total stock-based compensation expense	$19,093	$7,394	$20,879

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

Unrealized gains (losses) are deferred in shareholders' equity as a component of accumulated other comprehensive income (loss). Interest rate swaps that are highly effective are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

Our Credit Facility bears interest at variable rates from LIBOR plus 1.500% to a maximum of LIBOR plus 2.875% and includes a LIBOR floor of 0.500%.

In August 2014, we entered into a swap agreement with a notional amount of $25 million ("2014 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million ("2020 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. At March 31, 2021, the outstanding balance on our Credit Facility had been reduced to zero, as such these interest rate swap agreements discussed above were terminated, dedesignated and settled. Gains and losses on these swaps continued to be recognized in accumulated other comprehensive income (loss), and approximately $0.2 million was reclassified to interest expense associated with the ineffective period of the hedging relationship, as it became probable that the drawdown of Credit Facility would not occur within the originally specified time period.

The outstanding balance on the Credit Facility was $55 million as of December 31, 2021. The hedging relationship is assessed to be highly effective during this period, therefore the amount remaining in accumulated other comprehensive income (loss) will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. Approximately $1.0 million of net losses included in accumulated other comprehensive income at December 31, 2021 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Credit Facility.

In March 2020, we entered into two forward interest rate swap agreements for a total notional amount of $35 million to be effective beginning in September 2021. The purpose of these forward interest rate swap agreements was to fix the underlying risk-free rate that would be associated with the anticipated issuance of new long-term debt by the Company. These two forward interest rate swap agreements were terminated and settled in March 2021 and together with the settlement of the 2020 Variable-to-Fixed Swap resulted in a net gain of $1.4 million that was recognized directly in the Consolidated Statement of Operations.

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

At December 31, 2021, we had fixed rate long-term debt aggregating $135 million and variable rate long-term debt aggregating $55 million, after taking into account the effect of the swaps.

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives at
	December 31,
	2021	2020	Balance Sheet Classification
Derivatives designated as hedges:
5 year interest rate swap	$—	$(368)	Other long-term (liabilities)
10 year interest rate swap	—	$(2,123)	Other long-term (liabilities)
10 year forward interest rate swap	(5,446)	—	Other long-term (liabilities)
	$(5,446)	$(2,491)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (Level 2).

The effect of the interest rate swaps on the consolidated statements of operations was as follows (in thousands):

	For the years ended December 31,
	2021	2020	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$(740)	$191	Interest expense
10 year interest rate swap	658	478	Interest expense
	$(82)	$669

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

The following table summarizes the fair value balances (in thousands):

	Fair Value Measurement at December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$32,299	$—	$32,299	$—
	$32,299	$—	$32,299	$—

Liabilities:
Deferred compensation liabilities	$22,114	$—	$22,114	$—
10 year forward interest rate swap	5,446	—	5,446	—
	$27,560	$—	$27,560	$—

	Fair Value Measurement at December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$30,985	$—	$30,985	$—
	$30,985	$—	$30,985	$—

Liabilities:
Deferred compensation liabilities	$22,559	$—	$22,559	$—
5 year interest rate swap	368	—	368	—
10 year interest rate swap	2,123	—	2,123	—
	$25,050	$—	$25,050	$—
(1) Deferred compensation assets consist of the cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation liabilities.

17. IMPAIRMENTS AND OTHER CHARGES

In 2020, COVID-19 global pandemic resulted in government mandated shut-downs, cross-border travel restrictions, home sheltering and social distancing efforts to contain the virus and mitigate the incidence of infection. The COVID-19 mitigation efforts globally resulted in a sharp decline in the consumption of crude-oil and refined petroleum products, which in turn led to a significant decrease in spot and forward commodity prices. These events have resulted in substantial declines in the valuation of companies operating in the oil and gas services industry, including Core Laboratories. As a result, we determined that it was more likely than not that the fair value of our reporting units was less than their carrying value, which triggered an updated impairment assessment by the Company as of March 31, 2020. We performed an impairment test in accordance with ASC Topic 360 Impairment or Disposal of Long-Lived Assets and ASC Topic 350 Intangibles-Goodwill and Other as updated by

ASU 2017-04 Simplifying the Test for Goodwill Impairment on our indefinite-lived and long-lived assets related to asset groups, and our reporting units.

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

For the year ended December 31, 2021, there were no triggering events during the year, and based on our annual assessment, we determined there was no further impairment for any of our reporting units or asset groups, and no impairment has been recorded in 2021.

In 2020, we identified a triggering event for one of the asset groups under the Production Enhancement reporting unit. The estimated fair value, based on applying the income approach model, of one of the asset groups was determined to be below its carrying value. As of March 31, 2020, we recorded a charge of $8.2 million to impair the intangible assets relating to the business acquisition of Guardian Technology in 2018.

For the year ended December 31, 2021, there were no triggering events during the year and, based on our annual assessment, we determined there was no further impairment for any of our reporting units or asset groups

18. INVENTORY WRITE-DOWN

During the year ended December 31, 2020 as a result of the continuing adverse impact of COVID-19 and significant reduction in rig count and completions that affected the consumption and anticipated demand for certain of our products, we recorded an additional inventory obsolescence and write-down of $10.4 million primarily in our Production Enhancement segment.

There is no inventory write-down for the year ended December 31, 2021.

19. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net are as follows (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Gain on sale of assets	$(427)	$(1,254)	$(583)
Results of non-consolidated subsidiaries	(62)	(125)	(208)
Foreign exchange (gain) loss, net	(228)	1,160	1,725
Rents and royalties	(571)	(466)	(607)
Employment related charges	—	—	2,998
Return on pension assets and other pension costs	(306)	(1,502)	(1,501)
Gain on sale of business	(1,012)	—	(1,154)
Insurance and other settlements	(2,236)	—	—
Loss on lease abandonment	—	504	—
Cost reduction and other charges	—	3,943	5,555
Other, net	(753)	(434)	(906)
Total Other (income) expense, net	$(5,595)	$1,826	$5,319

We incurred property and other losses in a fire incident that occurred in 2020 that we received full and final insurance settlement of $0.6 million in 2021. The North America mid-continent winter storm in February 2021 caused business interruptions and property losses to certain facilities, and we received partial insurance settlement of $1.6 million in 2021.

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

Foreign exchange (gains) losses by currency are summarized in the following table (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Australian Dollar	$113	$174	$158
British Pound	86	653	599
Canadian Dollar	77	590	489
Euro	(450)	458	469
Other currencies, net	(54)	(715)	10
Foreign exchange (gain) loss, net	$(228)	$1,160	$1,725

20. DISCONTINUED OPERATIONS

On June 7, 2019, we entered into a definitive purchase agreement for approximately $16.6 million in cash. A pre-tax gain of $8.3 million was recognized in connection with this transaction, subject to adjustments for working capital purposes and is classified as Income from discontinued operations in the consolidated statements of operations. In 2020, we concluded final adjustments to the purchase agreement, and we determined no additional proceeds based on the results of operations of the sold business in 2019. There are no other activities recorded in the consolidated statements of operations for the year ended December 31, 2021 and 2020, and no balances recorded in the consolidated balance sheet for the discontinued operations as of December 31, 2021 and 2020.

The associated results of operations are separately reported as Discontinued Operations for all periods presented on the Consolidated Statements of Operations. As such, the results from continuing operations for the Company and segment highlights for Production Enhancement, exclude these discontinued operations.

Selected data for this discontinued business consist of the following (in thousands):

	For the Years Ended December 31,
	2021	2020	2019
Services	$—	$—	$1,165
Product sales	—	—	4,233
Total revenue	—	—	5,398

Cost of services	—	—	690
Cost of product sales	—	—	3,196
Depreciation and amortization	—	—	—
Other expense (income)	—	—	91
Operating income	—	—	1,421
Gain (adjustment) on sale	—	(573)	8,319
Income (loss) from discontinued operations before income tax	—	(573)	9,740
Income tax expense (benefit)	—	(149)	1,907
Income (loss) from discontinued operations	$—	$(424)	$7,833

Net cash provided by operating activities of discontinued operations for the year ended December 31, 2019 was $0.1 million. There was no net cash provided by operating activities of discontinued operations for the years ended December 31, 2021 and 2020.

Net cash provided by (used in) investing activities of discontinued operations for the years ended December 31, 2020 and 2019 was $(0.2) million and $14.8 million, respectively. There was no net cash provided by investing activities of discontinued operations for the year ended December 31, 2021.

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

We use the same accounting policies to prepare our segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

As at and for the years ended:	Reservoir Description	Production Enhancement	Corporate & Other(1)	Consolidated
December 31, 2021
Revenue from unaffiliated clients	$313,609	$156,643	$—	$470,252
Inter-segment revenue	346	299	(645)	—
Segment operating income (loss)	28,958	15,163	1,141	45,262
Total assets (at end of period)	305,256	142,310	133,287	580,853
Capital expenditures	9,572	2,281	1,686	13,539
Depreciation and amortization	11,789	5,728	999	18,516

December 31, 2020
Revenue from unaffiliated clients	$355,041	$132,226	$—	$487,267
Inter-segment revenue	313	521	(834)	—
Segment operating income (loss)	55,044	(133,449)	1,600	(76,805)
Total assets (at end of period)	327,386	129,568	111,625	568,579
Capital expenditures	6,135	5,460	285	11,880
Depreciation and amortization	13,612	6,203	1,052	20,867

December 31, 2019
Revenue from unaffiliated clients	$420,897	$247,313	$—	$668,210
Inter-segment revenue	436	500	(936)	—
Segment operating income (loss)	55,140	38,378	3,166	96,684
Total assets (at end of period)	343,405	279,769	151,499	774,673
Capital expenditures	10,439	11,253	577	22,269
Depreciation and amortization	15,109	5,645	1,851	22,605

(1) "Corporate and other" represents those items not directly related to a particular segment and eliminations.

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

	For the Years Ended December 31,
	2021	2020	2019
Reservoir Description Services	$296,576	$332,085	$389,801
Production Enhancement Services	47,766	44,336	84,392
Total Revenue - Services	$344,342	$376,421	$474,193

Reservoir Description Product sales	$17,033	$22,956	$31,096
Production Enhancement Product sales	108,877	87,890	162,921
Total Revenue - Product sales	$125,910	$110,846	$194,017

Total Revenue	$470,252	$487,267	$668,210

	United	Other
As at and for the years ended:	States	Countries(1) (2)	Consolidated
December 31, 2021
Revenue	$148,183	$322,069	$470,252
Property, plant and equipment, net	58,031	52,921	110,952

December 31, 2020
Revenue	$158,937	$328,330	$487,267
Property, plant and equipment, net	62,619	52,674	115,293

December 31, 2019
Revenue	$289,173	$379,037	$668,210
Property, plant and equipment, net	66,053	57,453	123,506
(1) Revenue earned in other countries, including the Netherlands, was not individually greater than 10% of our consolidated revenue in 2021, 2020 and 2019.
(2) Property, plant and equipment, net in other countries, including the Netherlands, were not individually greater than 10% of our consolidated property, plant and equipment in 2021, 2020 and 2019.

CORE LABORATORIES N.V.

Schedule II - Valuation and Qualifying Account

(In thousands)

	Balance at Beginning of Period	Additions Charged to/Recovered from Expense	Write-offs	Other (1)	Balance at End of Period
Year ended December 31, 2021
Reserve for credit losses	$4,068	$(256)	$(588)	$1	$3,225
Year ended December 31, 2020
Reserve for credit losses	$2,730	$1,618	$(650)	$370	$4,068
Year ended December 31, 2019
Reserve for credit losses	$2,650	$594	$(454)	$(60)	$2,730

(1)
Comprised primarily of differences due to changes in exchange rate and adjustments associated with the discontinued operations.