Form 10-Q
period 2022-03-31
CORE LABORATORIES N V
filed 2022-04-28
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 27, 2022 was 46,307,537.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2022	December 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,037	$17,703
Accounts receivable, net of allowance for credit losses of $3,448 and $3,225 at 2022 and 2021, respectively	98,900	96,830
Inventories	48,224	45,443
Prepaid expenses	13,611	14,059
Income taxes receivable	14,640	9,911
Other current assets	4,780	5,109
TOTAL CURRENT ASSETS	202,192	189,055
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $306,542 and $306,461 at 2022 and 2021, respectively	109,926	110,952
RIGHT OF USE ASSETS	60,168	61,387
INTANGIBLES, net of accumulated amortization of $17,713 and $17,540 at 2022 and 2021, respectively	7,979	8,139
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	67,698	70,462
OTHER ASSETS	37,510	41,413
TOTAL ASSETS	$584,918	$580,853
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,405	$29,726
Accrued payroll and related costs	26,465	20,833
Taxes other than payroll and income	4,795	5,931
Unearned revenues	7,602	7,765
Operating lease liabilities	12,669	12,342
Income taxes payable	5,784	6,502
Other current liabilities	8,042	7,683
TOTAL CURRENT LIABILITIES	99,762	90,782
LONG-TERM DEBT, net	189,807	188,636
LONG-TERM OPERATING LEASE LIABILITIES	46,883	49,286
DEFERRED COMPENSATION	34,527	39,101
DEFERRED TAX LIABILITIES, net	23,270	24,336
OTHER LONG-TERM LIABILITIES	24,283	27,711
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,454,264 issued and 46,283,677 outstanding at 2022 and 46,454,264 issued and 46,349,397 outstanding at 2021	1,188	1,188
Additional paid-in capital	107,088	101,120
Retained earnings	65,998	68,349
Accumulated other comprehensive income (loss)	(6,753)	(10,133)
Treasury shares (at cost), 170,587 at 2022 and 104,867 at 2021	(5,736)	(4,075)
Total Core Laboratories N.V. shareholders' equity	161,785	156,449
Non-controlling interest	4,601	4,552
TOTAL EQUITY	166,386	161,001
TOTAL LIABILITIES AND EQUITY	$584,918	$580,853

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
REVENUE:
Services	$84,723	$83,982
Product sales	30,577	24,401
Total revenue	115,300	108,383
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	68,857	63,533
Cost of product sales, exclusive of depreciation expense shown below	28,095	20,617
General and administrative expense, exclusive of depreciation expense shown below	12,545	8,461
Depreciation	4,384	4,633
Amortization	173	238
Other (income) expense, net	1,637	(721)
OPERATING INCOME (LOSS)	(391)	11,622
Interest expense	2,644	1,363
Income (loss) from continuing operations before income taxes	(3,035)	10,259
Income tax expense (benefit)	(1,196)	2,052
Income (loss) from continuing operations	(1,839)	8,207
Net income (loss)	(1,839)	8,207
Net income (loss) attributable to non-controlling interest	49	102
Net income (loss) attributable to Core Laboratories N.V.	$(1,888)	$8,105

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$(0.04)	$0.18
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$(0.04)	$0.18

Diluted earnings (loss) per share from continuing operations	$(0.04)	$0.18
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$(0.04)	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,298	45,177
Assuming Dilution	46,298	45,964

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
Net income (loss)	$(1,839)	$8,207
Other comprehensive income (loss):
Interest rate swaps:
Gain (loss) on fair value of interest rate swaps	3,957	(298)
Interest rate swap amount reclassified to net income (loss)	254	(341)
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	(831)	(22)
Total interest rate swaps	3,380	(661)
Total other comprehensive income (loss)	3,380	(661)
Comprehensive income (loss)	1,541	7,546
Comprehensive income (loss) attributable to non-controlling interest	49	102
Comprehensive income (loss) attributable to Core Laboratories N.V.	$1,492	$7,444

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Common Shares	(Unaudited)
Balance at Beginning of Period	1,188	1,148
New share issuance	—	40
Balance at End of Period	1,188	1,188

Additional Paid-In Capital
Balance at Beginning of Period	101,120	41,184
Stock-based compensation	5,968	3,075
New share issuance	—	59,099
Balance at End of Period	107,088	103,358

Retained Earnings
Balance at Beginning of Period	68,349	50,456
Dividends paid	(463)	(446)
Net income (loss) attributable to Core Laboratories N.V.	(1,888)	8,105
Balance at End of Period	65,998	58,115

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(10,133)	$(7,200)
Interest rate swaps, net of income taxes	3,380	(661)
Balance at End of Period	$(6,753)	$(7,861)

Treasury Shares
Balance at Beginning of Period	$(4,075)	$(14,075)
Stock-based compensation	259	1,330
Repurchase of common shares	(1,920)	(171)
Balance at End of Period	$(5,736)	$(12,916)

Non-Controlling Interest
Balance at Beginning of Period	$4,552	$4,060
Net income (loss) attributable to non-controlling interest	49	102
Balance at End of Period	$4,601	$4,162

Total Equity
Balance at Beginning of Period	$161,001	$75,573
Stock-based compensation	6,227	4,405
Repurchase of common shares	(1,920)	(171)
Dividends paid	(463)	(446)
New share issuance	—	59,139
Interest rate swaps, net of income taxes	3,380	(661)
Net income (loss)	(1,839)	8,207
Balance at End of Period	$166,386	$146,046

Cash Dividends per Share	$0.01	$0.01

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Common Shares - Number of shares issued	(Unaudited)
Balance at Beginning of Period	46,454,264	44,796,252
New share issuance	—	1,658,012
Balance at End of Period	46,454,264	46,454,264

Treasury Shares - Number of shares
Balance at Beginning of Period	(104,866)	(223,451)
Stock-based compensation	9,299	14,449
Repurchase of common shares	(75,020)	(4,781)
Balance at End of Period	(170,587)	(213,783)

Common Shares - Number of shares outstanding
Balance at Beginning of Period	46,349,397	44,572,801
New share issuance	—	1,658,012
Stock-based compensation	9,299	14,449
Repurchase of common shares	(75,020)	(4,781)
Balance at End of Period	46,283,676	46,240,481

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(1,839)	8,207
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	6,227	4,405
Depreciation and amortization	4,557	4,871
Changes in value of life insurance policies	1,911	496
Deferred income taxes	1,698	4,704
Other non-cash items	391	(632)
Changes in assets and liabilities:
Accounts receivable	(2,831)	(3,180)
Inventories	(2,498)	(400)
Prepaid expenses and other current assets	(3,952)	(1,628)
Other assets	(571)	(850)
Accounts payable	3,693	2,265
Accrued expenses	4,136	(8,012)
Unearned revenues	(163)	407
Other liabilities	(5,469)	(2,666)
Net cash provided by operating activities	5,290	7,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,297)	(2,772)
Patents and other intangibles	(13)	(78)
Proceeds from sale of assets	81	218
Proceeds from insurance recovery	583	—
Net proceeds (premiums) on life insurance policies	2,074	1,562
Net cash provided by (used in) investing activities	428	(1,070)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(14,000)	(119,000)
Proceeds from long-term debt	15,000	68,000
Proceeds from issuance of common shares	—	60,000
Transaction costs on the issuance of common shares	—	(861)
Dividends paid	(463)	(446)
Repurchase of common shares	(1,920)	(171)
Other financing activities	(1)	(439)
Net cash provided by (used in) financing activities	(1,384)	7,083
NET CHANGE IN CASH AND CASH EQUIVALENTS	4,334	14,000
CASH AND CASH EQUIVALENTS, beginning of period	17,703	13,806
CASH AND CASH EQUIVALENTS, end of period	$22,037	$27,806

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,508	$3,739
Cash payments for income taxes	$2,691	$1,429

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2021 was derived from the 2021 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements, and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and does not exercise control but does exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. All inter-company transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2022 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2022.

References to “Core Lab”, "Core Laboratories", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

We operate our business in two reportable segments: (1) Reservoir Description and (2) Production Enhancement. These complementary segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. For a description of product types and services offered by these business segments, see Note 16, Segment Reporting.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2021.

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 2, Summary of Significant Accounting Policies" of our 2021 Annual Report.

3. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Contract assets
Current	$1,270	$2,072
	$1,270	$2,072
Contract liabilities
Current	$2,062	$1,300
Non-current	435	435
	$2,497	$1,735

Return to Index

March 31, 2022
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$2,062
Within 12 to 24 months	411
Greater than 24 months	24

The current portion of contract assets are included in our accounts receivable as of March 31, 2022 and December 31, 2021. The current portion of contract liabilities is included in unearned revenues and the non-current portion of contract liabilities is included in other long-term liabilities as of March 31, 2022 and December 31, 2021.

We did not recognize any impairment losses on our contract assets during the three months ended March 31, 2022 and 2021.

4. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three months ended March 31, 2022 and 2021.

5. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Finished goods	$21,566	$21,527
Parts and materials	23,198	20,965
Work in progress	3,460	2,951
Total inventories	$48,224	$45,443

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of office and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating lease expense	$4,169	$4,349
Short-term lease expense	424	371
Variable lease expense	413	432
Total lease expense	$5,006	$5,152
Other information:
Operating cash flows from operating leases	$4,621	$3,919
Right of use assets obtained in exchange for new operating lease obligations	$2,415	$1,881
Weighted-average remaining lease term - operating leases	7.35 years	8.32 years
Weighted-average discount rate - operating leases	4.59%	4.59%

Return to Index

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

March 31, 2022
Remainder of 2022	$11,273
2023	12,377
2024	9,564
2025	8,059
2026	6,699
Thereafter	22,536
Total undiscounted lease payments	70,508
Less: Imputed interest	(10,956)
Total operating lease liabilities	$59,552

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	March 31, 2022	December 31, 2021
2011 Senior Notes Series B (1)	4.11%	September 30, 2023	$75,000	$75,000
2021 Senior Notes Series A (2)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (2)	4.38%	January 12, 2028	15,000	15,000
Credit Facility			56,000	55,000
Total long-term debt			191,000	190,000
Less: Debt issuance costs			(1,193)	(1,364)
Long-term debt, net			$189,807	$188,636

(1) Interest is payable semi-annually on March 30 and September 30.

(2) Interest is payable semi-annually on June 30 and December 30.

We have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. Series A of the 2011 Senior Notes was issued in 2011 (the "2011 Senior Notes"). In 2020, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. as issuer, entered into two new series of senior notes with aggregate principal amount of $60 million in a private placement transaction (“2021 Senior Notes” and together with the 2011 Senior Notes, the “Senior Notes”). The 2021 Senior Notes were issued and funded on January 12, 2021.

In 2020, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement, dated June 19, 2018 (as amended, the “Credit Facility”) for an aggregate borrowing commitment of $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, of $50 million, subject to the satisfaction of certain conditions.

Under the Amendment, the London Interbank Offered Rate ("LIBOR") plus 1.500% to LIBOR plus 2.875% is applied to outstanding borrowings under the Credit Facility, with a 0.500% floor on LIBOR. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Any outstanding balance under the Credit Facility is due at maturity on June 19, 2023. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $11.1 million at March 31, 2022, resulting in an available borrowing capacity under the Credit Facility of $157.9 million. In addition to indebtedness under the Credit Facility, we had $5.7 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2022.

The Credit Facility is unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

Return to Index

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio permitted of 2.5 to 1.0. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.2, and our interest coverage ratio is 7.3, each for the period ended March 31, 2022. We believe that we are in compliance with all covenants contained in our Credit Facility. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 14, Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior Notes.

The estimated fair value of total debt at March 31, 2022 and December 31, 2021 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

8. PENSION

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. There was curtailment of the Dutch Plan for our Dutch employees whose pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. These employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company. There have been no further contributions to fund the Dutch Plan since December 31, 2019.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Interest cost	$154	$82
Expected return on plan assets	(145)	(78)
Net periodic pension cost	$9	$4

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

10. EQUITY

Common Shares

Return to Index

We completed the sale of 1,658,012 common shares during the three months ended March 31, 2021, through an at the market offering program pursuant to an Equity Distribution Agreement for the issuance and sale of up to $60.0 million of our common shares, which generated aggregate proceeds of $59.1 million, net of commissions and other associated costs. Proceeds were used to reduce outstanding debt on the Company’s Credit Facility during the three months ended March 31, 2021.

Treasury Shares

During the three months ended March 31, 2022, we distributed 9,299 treasury shares upon vesting of stock-based awards. During the three months ended March 31, 2022, we repurchased 75,019 of our common shares for $1.9 million, including rights to 2,738 shares valued at $0.1 million surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March 2022, we paid a quarterly dividend of $0.01 per common share. In addition, on April 27, 2022 we declared a quarterly dividend of $0.01 per common share for shareholders of record on May 9, 2022 and payable on May 31, 2022.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive loss consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,595)	$(5,595)
Interest rate swaps - net fair value loss	(1,158)	(4,538)
Total accumulated other comprehensive loss	$(6,753)	$(10,133)

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

	Three Months Ended
	March 31,
	2022	2021
Weighted average common shares outstanding - basic	46,298	45,177
Effect of dilutive securities:
Performance shares	—	516
Restricted shares	—	271
Weighted average common shares outstanding - assuming dilution	46,298	45,964

For the three months ended March 31, 2022, the number of outstanding performance and restricted shares of Core Laboratories N.V. common shares that were excluded from the diluted earnings per share calculation, as their impact would be antidilutive, were as follows (in thousands):

Return to Index

Three months ended
March 31, 2022
Performance shares	818
Restricted shares	146

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
(Gain) loss on sale of assets	$(157)	$(72)
Results of non-consolidated subsidiaries	(93)	33
Foreign exchange (gain) loss, net	(417)	(408)
Rents and royalties	(171)	(128)
Return on pension assets and other pension costs	(145)	(78)
Severance and other charges	3,332	—
Insurance and other settlements	(669)	—
Other, net	(43)	(68)
Total other (income) expense, net	$1,637	$(721)

Foreign exchange (gains) losses, net by currency are summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2022	2021
British Pound	$(36)	$86
Canadian Dollar	73	1
Euro	(98)	(353)
Russian Ruble	(602)	(78)
Colombian Peso	98	(192)
Other currencies, net	148	128
Foreign exchange (gain) loss, net	$(417)	$(408)

13. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax benefit of $1.2 million and income tax expense of $2.1 million for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was 39.4% recorded on a loss from continuing operations before taxes of $3.0 million. The tax rate for the three months ended March 31, 2022 was largely impacted by the release of withholding tax related to unrepatriated earnings of our Russian subsidiary, which are not expected to be distributed in the foreseeable future.

The effective tax rate for the three months ended March 31, 2021 was 20.0% recorded on income from continuing operations before taxes of $10.3 million.

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

Return to Index

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

In August 2014, we entered into a swap agreement with a notional amount of $25 million ("2014 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million ("2020 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. At March 31, 2021, the outstanding balance on our Credit Facility had been reduced to zero, as such these interest rate swap agreements discussed above were terminated, dedesignated and settled. At March 31, 2022, the outstanding balance on the Credit Facility was $56 million. The hedging relationship is highly effective, therefore, gains and losses on these swaps will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. Approximately $1.0 million of net losses included in accumulated other comprehensive income at March 31, 2022 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Credit Facility.

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

The Company expects the hedging relationship on the forecasted transaction to be highly effective and the amount remaining in accumulated other comprehensive income will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on future long-term fixed rate debt. Subsequent to the three months ended March 31, 2022, the forward interest rate swap agreement was terminated and settled on April 8, 2022, for a gain of $0.6 million. The gain on the termination of the forward interest rate swap will be recognized in accumulated other comprehensive income (loss) until the issuance of new long-term fixed rate debt by the Company in the period specified in the hedging documentation.

At March 31, 2022, we had fixed rate long-term debt aggregating $135 million and variable rate long-term debt aggregating $56 million.

Return to Index

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	March 31, 2022	December 31, 2021	Balance Sheet Classification
Derivatives designated as hedges:
10 year forward interest rate swap	$(1,489)	$(5,446)	Other long-term (liabilities)
	$(1,489)	$(5,446)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (Level 2).

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$89	$(831)	Increase (decrease) to interest expense
10 year interest rate swap	165	490	Increase (decrease) to interest expense
	$254	$(341)

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

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		March 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$28,315	$—	$28,315	$—
	$28,315	$—	$28,315	$—
Liabilities:
Deferred compensation liabilities	$20,449	$—	$20,449	$—
10 year forward interest rate swap	1,489	—	1,489	—
	$21,938	$—	$21,938	$—

Return to Index

		Fair Value Measurement at
		December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$32,299	$—	$32,299	$—
	$32,299	$—	$32,299	$—
Liabilities:
Deferred compensation liabilities	$22,114	$—	$22,114	$—
10 year forward interest rate swap	5,446	—	5,446	—
	$27,560	$—	$27,560	$—
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

We use the same accounting policies to prepare our segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended March 31, 2022
Revenue from unaffiliated clients	$74,754	$40,546	$—	$115,300
Inter-segment revenue	125	33	(158)	—
Segment operating income (loss)	361	(918)	166	(391)
Total assets (at end of period)	305,949	145,019	133,950	584,918
Capital expenditures	2,080	57	160	2,297
Depreciation and amortization	2,971	1,340	246	4,557
Three months ended March 31, 2021
Revenue from unaffiliated clients	$76,486	$31,897	$—	$108,383
Inter-segment revenue	57	36	(93)	—
Segment operating income (loss)	10,051	1,560	11	11,622
Total assets (at end of period)	332,429	131,096	120,921	584,446
Capital expenditures	2,400	304	68	2,772
Depreciation and amortization	3,126	1,447	298	4,871

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

Return to Index

17. RECENT ACCOUNTING PRONOUNCEMENTS

Pronouncements Issued But Not Yet Effective

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04 (“Facilitation of the Effects of Reference Rate Reform on Financial Reporting”) which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying U.S. generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The ASU is intended to help stakeholders during the global market-wide reference rate transition period. As of March 31, 2022, the reference rates for the Company’s existing debt and interest rate swaps have not changed. The Company will continue to monitor the discontinuation of reference rates and the impact on applicable agreements and adopt the standard as needed.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2022 and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report").

General

Core Laboratories N.V. is a limited liability company incorporated and domiciled in the Netherlands. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from their producing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 3,600 people worldwide.

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

Return to Index

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Part II, "Item 1A - Risk Factors" of this report and "Item 1A - Risk Factors" in our 2021 Annual Report and other reports filed by us with the Securities and Exchange Commission ("SEC").

Outlook

The events associated with the COVID-19 pandemic that began in 2020 continued in 2021 and 2022. Certain international countries continued mandated shut-downs, home sheltering and social distancing policies that initially caused uncertainty in the demand for crude oil and associated products, however demand for these products has recovered more quickly than global production causing crude-oil commodity prices to increase significantly. Although U.S. land drilling and completion activities continued to show improvement during 2021 and strengthened in the first quarter of 2022, activity still remains well below pre-pandemic levels. Additionally, international activity continued to be adversely impacted by increasing infection rates associated with new variant strains of the COVID-19 virus during 2021 and the first quarter of 2022, which has continued to cause business disruptions associated with government mandated shut-downs, travel restrictions, quarantines protocols and worksite closures in various international regions.

The geopolitical conflict between Russia and Ukraine that erupted in February 2022, has also resulted in current disruptions to traditional supply chains associated with the movement of crude oil, however are expected to realign to new logistical patterns. The current global demand for crude oil and natural gas has remained at a high level and is still expected to increase, thus, Core Lab expects supply lines to realign, and the Company's associated laboratory services to resume in the near-term. Out of concern for our employees’ safety on March 16, 2022, the Company suspended its local Ukrainian operations. In addition, completion product sales delivered through our Production Enhancement segment into Ukraine have also been suspended.

Crude-oil commodity prices remain volatile and continued to increase significantly during the first quarter of 2022, as a result of the Russia-Ukraine conflict and the additional uncertainty in supply of crude oil and natural gas. The activities associated with the production of oil and gas are expected to increase for the remainder of 2022, however growth may be moderated by limitations in personnel, equipment, supply chain disruptions, as well as the allocation of resources by oil and gas producing companies. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain elevated and supported by increasing demand with only moderate growth in production levels. If crude-oil commodity prices remain at current levels or increase, our clients' activities associated with the energy markets are also expected to increase for the remainder of 2022 depending on global recovery from the COVID-19 pandemic and considerations associated with the Russia-Ukraine conflict.

Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 pandemic. The disruptions described above have primarily been associated with operational workflows stemming from travel, product delivery, as well as suspensions and delays in client projects. The global supply chain challenges have resulted in certain disruptions to our workflow, however, the impact to our operations has been minimized by carrying higher levels of inventory, and currently, we do not anticipate significant disruption in our key supply chains for the remainder of 2022. We have also implemented a continuity plan across our global organization to protect the health of employees while servicing our clients. In addition, the continuing inflationary impact that began in the second half of 2021 and worsened in the first quarter of 2022, has increased costs of raw materials, transportation and shipping, and personnel which has negatively impacted profit margins on both product sales and service revenue.

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

Return to Index

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

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended March 31,				Change
	2022		2021		$	%
REVENUE:
Services	$84,723	73%	$83,982	77%	$741	1%
Product sales	30,577	27%	24,401	23%	6,176	25%
Total revenue	115,300	100%	108,383	100%	6,917	6%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	68,857	81%	63,533	76%	5,324	8%
Cost of product sales, exclusive of depreciation expense shown below*	28,095	92%	20,617	84%	7,478	36%
Total cost of services and product sales	96,952	84%	84,150	78%	12,802	15%
General and administrative expense, exclusive of depreciation expense shown below	12,545	11%	8,461	8%	4,084	48%
Depreciation and amortization	4,557	4%	4,871	4%	(314)	(6)%
Other (income) expense, net	1,637	1%	(721)	(1)%	2,358	NM
Operating income (loss)	(391)	—%	11,622	11%	(12,013)	NM
Interest expense	2,644	2%	1,363	1%	1,281	94%
Income (loss) from continuing operations before income taxes	(3,035)	(3)%	10,259	9%	(13,294)	NM
Income tax expense (benefit)	(1,196)	(1)%	2,052	2%	(3,248)	NM
Income (loss) from continuing operations	(1,839)	(2)%	8,207	8%	(10,046)	NM
Net income (loss)	(1,839)	(2)%	8,207	8%	(10,046)	NM
Net income (loss) attributable to non-controlling interest	49	—%	102	—%	(53)	NM
Net income (loss) attributable to Core Laboratories N.V.	$(1,888)	(2)%	$8,105	7%	$(9,993)	NM

Other Data:
Current ratio (1)	2.03:1		2.17:1
Debt to EBITDA ratio (2)	3.08:1		2.37:1
Debt to Adjusted EBITDA ratio (3)	2.23:1		2.33:1

"NM" means not meaningful

*Percentage based on applicable revenue rather than total revenue

(1)
Current ratio is calculated as follows: current assets divided by current liabilities.
(2)
Debt to EBITDA ratio is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization and certain non-cash adjustments.

Return to Index

(3)
Debt to Adjusted EBITDA ratio (as defined in our Credit Facility) is calculated as follows: debt less cash divided by the sum of consolidated net income plus interest, taxes, depreciation, amortization, impairments, severance and certain non-cash adjustments.

	Three Months Ended				Change
	March 31, 2022		December 31, 2021		$	%
REVENUE:
Services	$84,723	73%	$89,277	71%	$(4,554)	(5)%
Product sales	30,577	27%	35,862	29%	(5,285)	(15)%
Total revenue	115,300	100%	125,139	100%	(9,839)	(8)%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	68,857	81%	69,924	78%	(1,067)	(2)%
Cost of product sales, exclusive of depreciation expense shown below*	28,095	92%	27,063	75%	1,032	4%
Total cost of services and product sales	96,952	84%	96,987	78%	(35)	(0)%
General and administrative expense, exclusive of depreciation expense shown below	12,545	11%	10,927	9%	1,618	15%
Depreciation and amortization	4,557	4%	4,398	4%	159	4%
Other (income) expense, net	1,637	1%	(1,373)	(1)%	3,010	NM
Operating income (loss)	(391)	—%	14,200	11%	(14,591)	NM
Interest expense	2,644	2%	2,590	2%	54	2%
Income (loss) from continuing operations before income taxes	(3,035)	(3)%	11,610	9%	(14,645)	NM
Income tax expense (benefit)	(1,196)	(1)%	8,823	7%	(10,019)	NM
Income (loss) from continuing operations	(1,839)	(2)%	2,787	2%	(4,626)	NM
Net income (loss)	(1,839)	(2)%	2,787	2%	(4,626)	NM
Net income (loss) attributable to non-controlling interest	49	—%	99	—%	(50)	NM
Net income (loss) attributable to Core Laboratories N.V.	$(1,888)	(2)%	$2,688	2%	$(4,576)	NM

Other Data:
Current ratio (1)	2.03:1		2.08:1
Debt to EBITDA ratio (2)	3.08:1		2.70:1
Debt to Adjusted EBITDA ratio (3)	2.23:1		2.08:1

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

Operating Results for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021 and December 31, 2021

Services Revenue

Services revenue is primarily tied to activities associated with the exploration and production of oil, gas and derived products outside the U.S. For the three months ended March 31, 2022, services revenue was $84.7 million, an increase of 1% year-over-year and a decrease of 5% sequentially. Year-over-year, the moderate increase in activity levels in the U.S. market contributed to the increase in services revenue. However, the increase was substantially offset by the decline in activity levels in

Return to Index

international markets impacted by the Russia-Ukraine geopolitical conflict and business disruptions associated with elevated levels of COVID cases, as discussed above. Sequentially, activity levels in the U.S. increased moderately, however, decline in the international markets caused by delays resulting from the surge of the COVID-19 variant, and the geopolitical conflict as discussed above, resulted in an overall decline in services revenue during the quarter.

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

Product Sales Revenue

For the three months ended March 31, 2022, product sales revenue of $30.6 million increased 25% year-over-year and decreased 15% sequentially. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The average rig count for U.S. land increased year-over-year and sequentially by approximately 64% and 13%, respectively. The average rig count for international markets increased year-over-year and sequentially by 21% and 4%, respectively. Year-over-year, higher activity levels in both the U.S. land and international markets contributed to the increase in our sales revenue. Sequentially, despite increases in the average rig count in both the U.S. land and international markets, product sales revenue in the U.S. market remained relatively flat due primarily to continued supply chain challenges delaying delivery of our products. Sales revenue in international markets declined sequentially due primarily to declines in the sales of our manufactured laboratory equipment, and the suspension of our products sales into Ukraine, as a result of the Russia-Ukraine conflict.

Cost of Services, excluding depreciation

Cost of services was $68.9 million for the three months ended March 31, 2022, an increase of 8% year-over-year and a 2% decrease sequentially. Cost of services expressed as a percentage of services revenue increased to 81% for the three months ended March 31, 2022, compared to 76% for the same period in the prior year, and 78% for the prior quarter. The year-over-year and sequential increases in cost of services as a percentage of service revenue for the three months ended March 31, 2022 were associated with restoring employees’ compensation in January 2022, which increased compensation costs.

Cost of Product Sales, excluding depreciation

Cost of product sales was $28.1 million for the three months ended March 31, 2022, an increase of 36% year-over-year and 4% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 92% for the three months ended March 31, 2022, compared to 84% for the same period in the prior year, and 75% for the prior quarter. Higher cost of sales as a percentage of product sales revenue was primarily due to changes in manufacturing productivity and absorption of fixed costs on a lower revenue base. Furthermore, continued supply chain challenges and inflation in recent months increased our shipping and raw materials costs. Additionally, a bad debt expense of $0.8 million was recorded for accounts receivable due from Ukrainian clients during the quarter.

Return to Index

General and Administrative Expense, excluding depreciation

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended March 31, 2022, was $12.5 million, an increase of 48% year-over-year and 15% sequentially. The variances are primarily due to changes in stock-based compensation expense during those periods. Year-over-year, the increase is primarily due to fully restoring employees’ compensation cost as discussed above, and additional stock compensation expense of $3.9 million recorded in the three months ended March 31, 2022, for retirement eligible employees compared to $0.8 million in the same period in the prior year. Sequentially, the increase is primarily due to an increase in employee compensation expense, as discussed above. The G&A expense for the three months ended March 31, 2022, excluding the $3.9 million of additional stock compensation expense, was flat year-over-year and decreased 20% sequentially.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2022 was $4.6 million a decrease of 6% year-over-year and an increase of 4% sequentially. The decrease in depreciation and amortization expense was primarily due to a lower level of capital expenditures over the last two years.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
(Gain) loss on sale of assets	$(157)	$(72)
Results of non-consolidated subsidiaries	(93)	33
Foreign exchange (gain) loss, net	(417)	(408)
Rents and royalties	(171)	(128)
Return on pension assets and other pension costs	(145)	(78)
Severance and other charges	3,332	—
Insurance and other settlements	(669)	—
Other, net	(43)	(68)
Total other (income) expense, net	$1,637	$(721)

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2022	2021
British Pound	$(36)	$86
Canadian Dollar	73	1
Euro	(98)	(353)
Russian Ruble	(602)	(78)
Colombian Peso	98	(192)
Other currencies, net	148	128
Foreign exchange (gain) loss, net	$(417)	$(408)

Interest Expense

Interest expense for the three months ended March 31, 2022 was $2.6 million, an increase of $1.3 million year-over-year primarily due to the benefit of approximately $1.9 million associated with the settlement and restructuring of our interest rate swap agreements during the three month ended March 31, 2021. Excluding the impact of settling the interest rate swaps, interest expense was lower when compared to the prior year, due to a decrease in long-term debt. Sequentially, interest expense remained relatively flat during these periods.

Return to Index

Income Tax Expense (Benefit)

The Company recorded an income tax benefit of $1.2 million for the three months ended March 31, 2022 compared to income tax expense of $2.1 million for the three months ended March 31, 2021. The effective tax rate for the three months ended March 31, 2022 was 39.4%. The effective tax rate for the three months ended March 31, 2021 was 20%. The tax rate for the three months ended March 31, 2022 was largely impacted by the release of withholding tax related to unrepatriated earnings of our Russian subsidiary, which are not expected to be distributed in the foreseeable future.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies improving reservoir performance and increasing the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended March 31,		2022/2021		Three Months Ended December 31,	Q1 / Q4
	2022	2021	$ Change	% Change	2021	$ Change	% Change
Revenue:
Reservoir Description	$74,754	$76,486	$(1,732)	(2)%	$80,097	$(5,343)	(7)%
Production Enhancement	40,546	31,897	8,649	27%	45,042	(4,496)	(10)%
Consolidated	$115,300	$108,383	$6,917	6%	$125,139	$(9,839)	(8)%
Operating income (loss):
Reservoir Description	$361	$10,051	$(9,690)	(96)%	$7,216	$(6,855)	(95)%
Production Enhancement	(918)	1,560	(2,478)	NM	6,993	(7,911)	NM
Corporate and Other (1)	166	11	155	NM	(9)	175	NM
Consolidated	$(391)	$11,622	$(12,013)	NM	$14,200	$(14,591)	NM
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Return to Index

Reservoir Description

Reservoir Description operations rely heavily on international and offshore activity levels, including existing producing fields and transportation of crude oil across the globe, with approximately 80% of its revenue sourced from producing fields, development projects and movement of crude oil products outside the U.S. The COVID-19 global pandemic and surge in new cases during the three months ended March 31, 2022, continues to adversely impact project activity from our oil and gas clients, causing disruptions and delays to project workflows, slowing the progress on longer-term international and offshore projects. Additionally, the Russia-Ukraine geopolitical conflict that erupted during the quarter caused interruptions in the movement and logistical patterns for crude oil supply, primarily in Europe.

Revenue from the Reservoir Description segment of $74.8 million for the three months ended March 31, 2022 decreased 2% year-over-year and 7% sequentially. The sequential decline in revenue is primarily associated with a typical seasonal decline in the first quarter of each year, however the decline was larger than expected due to a strong surge in new COVID cases across the globe and the Russia-Ukraine conflict, as discussed above.

We continue to focus on large-scale core analysis and reservoir fluids characterization studies in the Asia-Pacific region, offshore Europe and Africa, offshore South America, North America, and the Middle East. We are also engaged in both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid laboratory in Doha, Qatar, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as expansion of the North Gas Field in Qatar. During the first quarter of 2022, Core Lab, under the direction of The CarbonNet Project commenced the second phase of advanced rock property analysis of conventional core extracted from the Gular-1 appraisal well, located in the Gippsland Basin offshore the southeast coast of Australia.

Operating income of $0.4 million for the three months ended March 31, 2022 decreased $9.7 million, year-over-year and decreased $6.9 million sequentially. Year-over-year, the decrease is primarily due to $2.5 million of additional stock compensation expense for retirement eligible employees and $1.5 million of additional severance charges recorded during the first quarter of 2022. Additionally, personnel costs in the three months ended March 31, 2022 increased as the temporary salary reduction measures established in 2020 were fully reinstated.

Operating margins were 0.5% for the three months ended March 31, 2022, compared to 13% year-over-year, and 9% sequentially. The lower operating margin was primarily impacted by the additional compensation costs and other charges as discussed above.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. Drilling and completion activity levels began an upward trend from middle of 2021 in both the U.S. onshore and international markets and with a modest increase in the first quarter of 2022.

Revenue from the Production Enhancement segment was $40.5 million for the three months ended March 31, 2022, an increase of 27% year-over-year and a decrease of 10% sequentially. Year-over-year, the increase is primarily driven by a significant increase in the drilling and completion of wells in the U.S. onshore market. Sequentially, revenue was lower primarily due to large bulk orders of perforating products sales delivered during the three month period ending December 31, 2021, which did not reoccur in the three month period ending March 31, 2022. Large bulk orders to international markets can vary from quarter to quarter. Additionally, products sales have been suspended into Ukraine, as a result of the Russia-Ukraine conflict.

Return to Index

Our clients remain focused on using technological solutions for their projects to optimize and improve daily production and estimated ultimate recovery from their reservoirs. We continue to develop new technologies and benefit from our clients' acceptance of new services and products, led by HEROTM PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies. Core Lab recently introduced GoTrace™. GoTrace™ is a new innovative technology that incorporates our diagnostic services into the Company’s energetic system products, using Core Lab’s Kodiak™ propellant-assisted perforating system with Core Lab’s SpectraChem™ chemical diagnostic tracers.

Operating loss of $0.9 million for the three months ended March 31, 2022, compared to an operating income of $1.6 million for the same period in the prior year and $7.0 million in the prior quarter. The year-over-year decrease in operating income was primarily due to: 1) additional stock compensation expense of $1.4 million for retirement eligible employees; 2) $1.9 million of additional severance charges; and 3) $0.8 million of bad debt expense for accounts receivables due from Ukrainian clients recorded during the first quarter of 2022. Additionally, personnel costs increased in the three months ended March 31, 2022, as the temporary salary reduction measures established in 2020 were fully reinstated. When comparing year-over year, improved manufacturing productivity and absorption of fixed cost on a higher revenue base partially offset the impact from the higher level of costs described above. Sequentially, the decrease in operating income was primarily due to the impact of additional compensation costs and other charges as described above and a decrease in manufacturing efficiencies due to absorption of fixed cost on a lower revenue base.

Operating margins for the three months ended March 31, 2022, were (2)%, compared to operating margins of 5% for the same period in the prior year and 16% in the prior quarter. The negative margin in the first quarter of 2022 compared to higher operating margins year-over year and sequentially, was primarily due to the impact of various compensation costs and other charges recorded as described above.

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

Following increased activity levels during the second half of 2021, the Company has progressively reinstated certain employee costs into the Company’s cost structure, and in January 2022, these temporary salary reduction measures have been fully reinstated. Some employee benefits continue to be suspended, and the Company will continue to evaluate the reinstatement of those benefits as the market for oilfield service companies continues to more fully recover and stabilize. Additionally, the Company continued its reduced dividend plan that was approved and implemented from second quarter of 2020, in order to focus excess free cash flow on debt reduction.

We are a Netherlands holding company, and therefore we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary, which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2022, $15.2 million of our $22.0 million of cash was held by our foreign subsidiaries.

Return to Index

Cash Flows

The following table summarizes cash flows (in thousands):

	Three Months Ended March 31,		2022/2021
	2022	2021	% Change
Cash flows provided by/(used in):
Operating activities	$5,290	$7,987	(34)%
Investing activities	428	(1,070)	NM
Financing activities	(1,384)	7,083	NM
Net change in cash and cash equivalents	$4,334	$14,000	(69)%

Cash flows provided by operating activities for the three months ended March 31, 2022, decreased by approximately $2.7 million when compared to the same period in 2021. The decrease in cash flow provided by operating activities is due primarily to a decrease in income generated from operating activities offset by a lower investment in working capital during the first quarter of 2022.

Cash flows provided by investing activities of $0.4 million for the three months ended March 31, 2022, compares to cash flows used in investing activities of $1.1 million for the same period in 2021. Changes in investing activities were primarily due to $2.1 million net cash proceeds received in 2021 from company owned life insurance policies to fund distributions from our deferred compensation program, compared to $1.6 million for the same period in 2021. Additionally, during the three months ended March 31, 2022, we received proceeds from insurance recovery of $0.6 million associated with the winter storm in 2021 and lower capital expenditure of $2.3 million in the first quarter of 2022 compared to $2.8 million for the same period in 2021.

Cash flows used in financing activities of $1.4 million for the three months ended March 31, 2022 compares to cash flows provided by financing activities of $7.1 million for the same period in 2021. Financing activities for the three months ended March 31, 2022, reflect higher repurchases of common shares of $1.9 million compared to $0.2 million in 2021. Additionally, financing activities in 2021 included $59.1 million of net proceeds raised by issuing shares through the at-the-market (“ATM”) program, and $58.9 million net cash raised through the issuance of the 2021 Senior Notes. Proceeds from both the ATM program and the 2021 Senior Notes were used to reduce the Company's outstanding borrowings under the Credit Facility by $111.0 million.

During the three months ended March 31, 2022, we repurchased 75,019 of our common shares for an aggregate purchase price of $1.9 million.

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

Return to Index

	Three Months Ended March 31,		2022/2021
	2022	2021	% Change
Free cash flow calculation:
Net cash provided by operating activities	$5,290	$7,987	(34)%
Less: cash paid for capital expenditures	(2,297)	(2,772)	(17)%
Free cash flow	$2,993	$5,215	(43)%

The decrease in cash provided by operating activities for the three months ended March 31, 2022 compared to the same period in 2021 are discussed above. Free cash flow decreased for the three months ended March 31, 2022 compared to the same period in 2021 in line with the decrease in cash from operations, offset by lower investment in capital expenditures during the first quarter of 2022.

Senior Notes, Credit Facility and Available Future Liquidity

We have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. Series A of the senior notes was issued in 2011 ("2011 Senior Notes"). Series B consists of $75 million in aggregate principal amount and bear interest at a fixed rate of 4.11% and are due in full on September 30, 2023. Interest on Series B of the 2011 Senior Notes is payable semi-annually on March 30 and September 30.

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

In 2020, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement, dated June 19, 2018 (as amended, the “Credit Facility”). Pursuant to the terms of the Amendment, the aggregate borrowing commitment of the Credit Facility is $225 million and the amount by which we may elect to increase the facility size by $50 million, known as the “accordion” feature, to $275 million, subject to the satisfaction of certain conditions.

Under the Amendment, the London Interbank Offered Rate ("LIBOR") plus 1.500% to LIBOR plus 2.875% is applied to outstanding borrowings under the Credit Facility, with a 0.500% floor on LIBOR. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $11.1 million at March 31, 2022, resulting in an available borrowing capacity under the Credit Facility of $157.9 million. In addition to indebtedness under the Credit Facility, we had $5.7 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2022.

The Credit Facility is unsecured, and contains customary representations, warranties, and terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.0 to 1.0 and permits a maximum leverage ratio permitted of 2.5 to 1.0. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and

Return to Index

other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.2, and our interest coverage ratio is 7.3, each for the period ended March 31, 2022.

We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

We currently have a forward interest rate swap agreement for a notional amount of $60 million for the purpose to fix the underlying risk-free rate, that would be associated with any anticipated issuance of new long-term debt by the Company in future periods under the Credit Facility. Subsequent to the three months ended March 31, 2022, the forward interest rate swap agreement was terminated and settled on April 8, 2022, for a gain of $0.6 million. See Note 14, Derivative Instruments and Hedging Activities for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2021 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2021 Annual Report. In addition to the risk factors identified in our 2021 Annual Report, we updated the following risk factors:

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
•
interpretation of tax statutes and requirements of taxing authorities worldwide, including the United States, routing examination by taxing authorities and assessment of additional taxes, penalties and/or interest;
•
trade and economic sanctions, tariffs or other restrictions imposed by the European Union, the United Kingdom, the United States or other countries;
•
civil unrest;
•
acts of terrorism;
•
fluctuations and changes in currency exchange rates (see section below);
•
the impact of inflation;
•
difficulty in repatriating foreign currency received in excess of the local currency requirements;
•
current conditions in oil producing countries such as Venezuela, Nigeria, Libya, Iran and Iraq considering their potential impact on the world markets; and
•
geopolitical conflicts in the countries or regions we operate in, including the Russia-Ukraine conflict.

Historically, economic downturns and political events have resulted in lower demand for our services and products in certain markets. The continuing instability in the Middle East, North Africa, and Ukraine, and the potential for activity from terrorist groups that the U.S. government has cautioned against have further heightened our exposure to international risks. The global economy is highly influenced by public confidence in the geopolitical environment and the situation in the Middle East, North Africa and Ukraine continues to be highly fluid; therefore, we expect to experience heightened international risks, which may include suspension of local operations and delivery of products into the impacted countries.

From time to time, certain geopolitical conflicts may lead to imposition of economic sanctions and associated export controls by the U.S. government. These sanctions may be imposed against certain countries, companies and individuals that may restrict or prohibit transactions involving the countries, companies and individuals identified, which may also restrict or prohibit us in

Return to Index

conducting sales and maintaining operations in any of these jurisdictions. The recent geopolitical conflict between Russia and Ukraine has resulted in the U.S. government, European Union, the United Kingdom and other countries imposing extensive sanctions directed towards Russia. We have suspended our operations in Ukraine and we do not expect to be able to repatriate the earnings held by our Russian subsidiary in the near term. These sanctions may change and be expanded, which could further hinder Core Lab’s ability to do business in Russia or with certain Russian entities, which could have a material adverse impact on the Company’s financial condition and results of operations. Furthermore, while we have policies and procedures in place designed to ensure compliance with applicable sanctions and trade restrictions, and though the current effects from the Russia-Ukraine conflict have, thus far, not resulted in a material adverse impact to the Company’s financial condition or results of operations, our employees, contractors, and agents may take actions in violation of such policies and applicable law and we could be held ultimately responsible. If we are held responsible for a violation of U.S. or other countries’ sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations. Should future sanctions require us to cease or wind down our Russian operations, our assets located there may be impacted and could become subject to impairment. Also, cessation of our Russian operations resulting from future sanctions may cause us to incur employee severance and other associated costs statutorily required under local labor laws. Currently, it is not possible to predict the ultimate consequences and we cannot reasonably quantify any exposure that could result from future sanctions associated with the conflict.

The Russia-Ukraine conflict may also heighten many other risks disclosed in our 2021 Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions, including increased inflation; increased volatility in the price and demand of oil and natural gas, increased exposure to cyberattacks; limitations in our ability to implement and execute our business strategy; risks to employees and contractors that we have in the region; disruptions in global supply chains; exposure to foreign currency fluctuations and potential nationalizations and assets seizures in Russia, constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
January 1 - 31, 2022	55,948	$25.74	55,948	4,484,612
February 1 - 28, 2022 (1)	16,390	$24.80	16,333	4,468,371
March 1 - 31, 2022 (1)	2,681	$27.51	—	4,474,839
Total	75,019	$25.59	72,281

(1)
During the three months ended March 31, 2022, 2,739 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3)
We distributed 9,299 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2022.

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

CORE LABORATORIES N.V.

Date:	April 28, 2022	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index