Form 10-Q
period 2022-06-30
CORE LABORATORIES N V
filed 2022-07-28
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at July 27, 2022 was 46,324,807.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$16,148	$17,703
Accounts receivable, net of allowance for credit losses of $2,315 and $3,225 at 2022 and 2021, respectively	99,180	96,830
Inventories	52,551	45,443
Prepaid expenses	14,252	14,059
Income taxes receivable	12,319	9,911
Other current assets	5,171	5,109
TOTAL CURRENT ASSETS	199,621	189,055
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $309,804 and $306,461 at 2022 and 2021, respectively	109,176	110,952
RIGHT OF USE ASSETS	57,964	61,387
INTANGIBLES, net of accumulated amortization of $17,251 and $17,540 at 2022 and 2021, respectively	7,837	8,139
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	68,918	70,462
OTHER ASSETS	34,579	41,413
TOTAL ASSETS	$577,540	$580,853
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$36,106	$29,726
Accrued payroll and related costs	22,830	20,833
Taxes other than payroll and income	6,453	5,931
Unearned revenues	6,527	7,765
Operating lease liabilities	13,008	12,342
Income taxes payable	3,436	6,502
Other current liabilities	7,549	7,683
TOTAL CURRENT LIABILITIES	95,909	90,782
LONG-TERM DEBT, net	186,979	188,636
LONG-TERM OPERATING LEASE LIABILITIES	44,231	49,286
DEFERRED COMPENSATION	31,646	39,101
DEFERRED TAX LIABILITIES, net	23,322	24,336
OTHER LONG-TERM LIABILITIES	21,686	27,711
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,454,264 issued and 46,324,807 outstanding at 2022 and 46,454,264 issued and 46,349,397 outstanding at 2021	1,188	1,188
Additional paid-in capital	104,779	101,120
Retained earnings	72,601	68,349
Accumulated other comprehensive income (loss)	(4,749)	(10,133)
Treasury shares (at cost), 129,457 at 2022 and 104,867 at 2021	(4,682)	(4,075)
Total Core Laboratories N.V. shareholders' equity	169,137	156,449
Non-controlling interest	4,630	4,552
TOTAL EQUITY	173,767	161,001
TOTAL LIABILITIES AND EQUITY	$577,540	$580,853

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	June 30,
	2022	2021
	(Unaudited)
REVENUE:
Services	$85,422	$86,263
Product sales	35,476	32,482
Total revenue	120,898	118,745
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	68,166	67,098
Cost of product sales, exclusive of depreciation expense shown below	29,791	26,743
General and administrative expense, exclusive of depreciation expense shown below	6,847	9,670
Depreciation	4,189	4,576
Amortization	171	175
Other (income) expense, net	82	(2,317)
OPERATING INCOME (LOSS)	11,652	12,800
Interest expense	2,707	2,530
Income (loss) from continuing operations before income taxes	8,945	10,270
Income tax expense (benefit)	1,789	2,053
Income (loss) from continuing operations	7,156	8,217
Net income (loss)	7,156	8,217
Net income (loss) attributable to non-controlling interest	90	157
Net income (loss) attributable to Core Laboratories N.V.	$7,066	$8,060

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.15	$0.18
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.15	$0.17

Diluted earnings (loss) per share from continuing operations	$0.15	$0.17
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.15	$0.17

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,319	46,319
Diluted	47,143	47,103

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Six Months Ended
	June 30,
	2022	2021
	(Unaudited)
REVENUE:
Services	$170,145	$170,245
Product sales	66,053	56,883
Total revenue	236,198	227,128
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	137,023	130,631
Cost of product sales, exclusive of depreciation expense shown below	57,886	47,360
General and administrative expense, exclusive of depreciation expense shown below	19,392	18,131
Depreciation	8,573	9,209
Amortization	344	413
Other (income) expense, net	1,719	(3,038)
OPERATING INCOME (LOSS)	11,261	24,422
Interest expense	5,351	3,893
Income (loss) from continuing operations before income taxes	5,910	20,529
Income tax expense (benefit)	593	4,105
Income (loss) from continuing operations	5,317	16,424
Net income (loss)	5,317	16,424
Net income (loss) attributable to non-controlling interest	139	259
Net income (loss) attributable to Core Laboratories N.V.	$5,178	$16,165

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.11	$0.36
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.11	$0.35

Diluted earnings (loss) per share from continuing operations	$0.11	$0.35
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.11	$0.35

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,309	45,751
Diluted	47,133	46,514

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)
Net income (loss)	$7,156	$8,217	$5,317	$16,424
Other comprehensive income (loss):
Interest rate swaps:
Gain (loss) on fair value of interest rate swaps	2,058	(2,910)	6,015	(3,208)
Interest rate swap amount reclassified to net income (loss)	259	—	513	(341)
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	(313)	633	(1,144)	611
Total interest rate swaps	2,004	(2,277)	5,384	(2,938)
Total other comprehensive income (loss)	2,004	(2,277)	5,384	(2,938)
Comprehensive income (loss)	9,160	5,940	10,701	13,486
Comprehensive income (loss) attributable to non-controlling interest	90	157	139	259
Comprehensive income (loss) attributable to Core Laboratories N.V.	$9,070	$5,783	$10,562	$13,227

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)
Common Shares
Balance at Beginning of Period	$1,188	$1,188	$1,188	$1,148
New share issuance	—	—	—	40
Balance at End of Period	$1,188	$1,188	$1,188	$1,188

Additional Paid-In Capital
Balance at Beginning of Period	$107,088	$103,358	$101,120	$41,184
Stock-based compensation	(2,309)	(5,103)	3,659	(2,028)
New share issuance	—	—	—	59,099
Balance at End of Period	$104,779	$98,255	$104,779	$98,255

Retained Earnings
Balance at Beginning of Period	$65,998	$58,115	$68,349	$50,456
Dividends paid	(463)	(463)	(926)	(909)
Net income (loss) attributable to Core Laboratories N.V.	7,066	8,060	5,178	16,165
Balance at End of Period	$72,601	$65,712	$72,601	$65,712

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(6,753)	$(7,861)	$(10,133)	$(7,200)
Interest rate swaps, net of income taxes	2,004	(2,277)	5,384	(2,938)
Balance at End of Period	$(4,749)	$(10,138)	$(4,749)	$(10,138)

Treasury Shares
Balance at Beginning of Period	$(5,736)	$(12,916)	$(4,075)	$(14,075)
Stock-based compensation	1,300	8,784	1,559	10,114
Repurchase of common shares	(246)	(860)	(2,166)	(1,031)
Balance at End of Period	$(4,682)	$(4,992)	$(4,682)	$(4,992)

Non-Controlling Interest
Balance at Beginning of Period	$4,601	$4,162	$4,552	$4,060
Non-controlling interest dividends	(61)	—	(61)	—
Net income (loss) attributable to non-controlling interest	90	157	139	259
Balance at End of Period	$4,630	$4,319	$4,630	$4,319

Total Equity
Balance at Beginning of Period	$166,386	$146,046	$161,001	$75,573
Stock-based compensation	(1,009)	3,681	5,218	8,086
Repurchase of common shares	(246)	(860)	(2,166)	(1,031)
Dividends paid	(463)	(463)	(926)	(909)
Non-controlling interest dividends	(61)	—	(61)	—
New share issuance	—	—	—	59,139
Interest rate swaps, net of income taxes	2,004	(2,277)	5,384	(2,938)
Net income (loss)	7,156	8,217	5,317	16,424
Balance at End of Period	$173,767	$154,344	$173,767	$154,344

Cash Dividends per Share	$0.01	$0.01	$0.02	$0.02

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(Unaudited)
Common Shares - Number of shares issued
Balance at Beginning of Period	46,454,264	46,454,264	46,454,264	44,796,252
New share issuance	—	—	—	1,658,012
Balance at End of Period	46,454,264	46,454,264	46,454,264	46,454,264

Treasury Shares - Number of shares
Balance at Beginning of Period	(170,587)	(213,783)	(104,867)	(223,451)
Stock-based compensation	50,105	114,131	59,405	128,580
Repurchase of common shares	(8,975)	(29,082)	(83,995)	(33,863)
Balance at End of Period	(129,457)	(128,734)	(129,457)	(128,734)

Common Shares - Number of shares outstanding
Balance at Beginning of Period	46,283,677	46,240,481	46,349,397	44,572,801
New share issuance	—	—	—	1,658,012
Stock-based compensation	50,105	114,131	59,405	128,580
Repurchase of common shares	(8,975)	(29,082)	(83,995)	(33,863)
Balance at End of Period	46,324,807	46,325,530	46,324,807	46,325,530

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,317	$16,424
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	5,218	8,086
Depreciation and amortization	8,917	9,622
Changes in value of life insurance policies	5,310	1,501
Deferred income taxes	530	2,732
Gain on sale of business	—	(1,012)
Other non-cash items	(485)	(1,170)
Changes in assets and liabilities:
Accounts receivable	(2,202)	(10,013)
Inventories	(6,827)	480
Prepaid expenses and other current assets	(2,903)	(4,084)
Other assets	(1,019)	(3,479)
Accounts payable	5,062	6,536
Accrued expenses	(681)	(7,795)
Unearned revenues	(1,238)	953
Other liabilities	(9,104)	(1,308)
Net cash provided by operating activities	5,895	17,473
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,493)	(5,657)
Patents and other intangibles	(42)	(146)
Proceeds from sale of assets	281	276
Proceeds from insurance recovery	583	—
Net proceeds on life insurance policies	2,074	1,636
Proceeds from sale of business, net of cash sold	240	513
Net cash provided by (used in) investing activities	(2,357)	(3,378)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(31,000)	(119,000)
Proceeds from long-term debt	29,000	68,000
Proceeds from issuance of common shares	—	60,000
Transaction costs on the issuance of common shares	—	(861)
Dividends paid	(926)	(909)
Repurchase of common shares	(2,166)	(1,031)
Other financing activities	(1)	(483)
Net cash provided by (used in) financing activities	(5,093)	5,716
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,555)	19,811
CASH AND CASH EQUIVALENTS, beginning of period	17,703	13,806
CASH AND CASH EQUIVALENTS, end of period	$16,148	$33,617

Supplemental disclosures of cash flow information:
Cash payments for interest	$4,359	$5,489
Cash payments for income taxes	$6,966	$5,069

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

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and does not exercise control but does exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. All inter-company transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and six months ended June 30, 2022 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2022.

References to "Core Lab", "Core Laboratories", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and six months ended June 30, 2021.

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in "Note 2, Summary of Significant Accounting Policies" of our 2021 Annual Report. Additionally, we updated the following accounting policy during the three and six months ended June 30, 2022:

Property, Plant and Equipment

We review our long-lived assets ("LLA") for impairment when events or changes in circumstances indicate that their net book value may not be recovered over their remaining service lives. Indicators of possible impairment may include significant declines in activity levels in regions where specific assets or groups of assets are located, extended periods of idle use, declining revenue or cash flow or overall changes in general market conditions.

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through June 30, 2022, has resulted in disruptions to our operations in Ukraine and Russia. The Company has assessed the need for impairment testing for LLA in Russia and Ukraine as of June 30, 2022. As of June 30, 2022, all laboratory facilities, offices, and locations in Russia continued to operate and remained profitable, which formed the basis of our projections for evaluating impairment, and no specific asset impairments were identified. With regard to the Company’s operations and associated fixed assets in Ukraine, there is no damage to our facilities as of June 30, 2022. However, since March 2022, our operations were temporarily

Return to Index

suspended out of concern for the safety of our employees. During the three months ended June 30, 2022, the Company has performed limited operations in Ukraine as the circumstances permit, and intends to continue resuming operations in Ukraine at such time as we believe appropriate and safe for our local employees. Therefore, we determined there was no impairment for LLA in Ukraine as of June 30, 2022.

3. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Contract assets
Current	$1,461	$2,072
	$1,461	$2,072
Contract liabilities
Current	$1,351	$1,300
Non-current	435	435
	$1,786	$1,735

June 30, 2022
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$1,351
Within 12 to 24 months	411
Greater than 24 months	24

The current portion of contract assets are included in our accounts receivable as of June 30, 2022 and December 31, 2021. The current portion of contract liabilities is included in unearned revenues and the non-current portion of contract liabilities is included in other long-term liabilities as of June 30, 2022 and December 31, 2021.

We did not recognize any impairment losses on our contract assets during the three and six months ended June 30, 2022 and 2021.

4. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and six months ended June 30, 2022 and 2021.

5. INVENTORIES

Inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Finished goods	$22,835	$21,527
Parts and materials	26,613	20,965
Work in progress	3,103	2,951
Total inventories	$52,551	$45,443

Return to Index

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of office and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease expense	$4,098	$4,283	$8,267	$8,632
Short-term lease expense	397	460	821	831
Variable lease expense	351	339	764	771
Total lease expense	$4,846	$5,082	$9,852	$10,234
Other information:
Operating cash flows from operating leases	$4,347	$4,329	$8,953	$8,198
Right of use assets obtained in exchange for new operating lease obligations	$953	$1,237	$3,996	$3,649
Weighted-average remaining lease term - operating leases	7.22 years	8.14 years	7.22 years	8.14 years
Weighted-average discount rate - operating leases	4.55%	4.66%	4.55%	4.66%

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

June 30, 2022
Remainder of 2022	$7,281
2023	12,786
2024	9,883
2025	8,301
2026	6,761
Thereafter	22,336
Total undiscounted lease payments	67,348
Less: Imputed interest	(10,109)
Total operating lease liabilities	$57,239

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	June 30, 2022	December 31, 2021
2011 Senior Notes Series B (1)	4.11%	September 30, 2023	$75,000	$75,000
2021 Senior Notes Series A (2)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (2)	4.38%	January 12, 2028	15,000	15,000
Credit Facility			53,000	55,000
Total long-term debt			188,000	190,000
Less: Debt issuance costs			(1,021)	(1,364)
Long-term debt, net			$186,979	$188,636

(1) Interest is payable semi-annually on March 30 and September 30.

(2) Interest is payable semi-annually on June 30 and December 30.

We have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. Series B of the 2011 Senior Notes was issued in 2011 (the "2011 Senior Notes"). Series A and

Return to Index

Series B of the 2021 Senior Notes were issued and funded on January 12, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes and the 2011 Senior Notes, collectively the "Senior Notes".

In 2020, we entered into Amendment No. 1 (the "Amendment") to the Seventh Amended and Restated Credit Agreement, dated June 19, 2018 (as amended, the "Credit Facility") for an aggregate borrowing commitment of $225 million and the amount by which we may elect to increase the facility size, known as the “accordion” feature, of $50 million, subject to the satisfaction of certain conditions.

Under the Amendment, the London Interbank Offered Rate ("LIBOR") plus 1.500% to LIBOR plus 2.875% is applied to outstanding borrowings under the Credit Facility, with a 0.500% floor on LIBOR. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Any outstanding balance under the Credit Facility is due at maturity on June 19, 2023. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $10.7 million at June 30, 2022, resulting in an available borrowing capacity under the Credit Facility of $161.3 million. In addition to indebtedness under the Credit Facility, we had $5.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2022. The Credit Facility is unsecured, and contains customary representations, warranties, terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio permitted of 2.50 to 1.00 up to the quarter ending March 31, 2022, and the maximum leverage ratio was revised for the subsequent quarters under the extended and amended Credit Facility as described below. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.47, and our interest coverage ratio is 6.55, each for the period ended June 30, 2022. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

On July 25, 2022, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. ("CLIH") entered into an Eighth Amended and Restated Credit Agreement (as amended, the "Amended Credit Facility") modifying and extending the existing Credit Facility for an aggregate borrowing commitment of $135 million with a $50 million “accordion” feature. The Amended Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company's U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company's U.S. and foreign subsidiary companies. Under the Amended Credit Facility, the Secured Overnight Financing Rate ("SOFR") plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Amended Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025 if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45 million, remain outstanding on July 12, 2025, unless the Company's liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowing and outstanding letters of credit. The Amended Credit Facility does not substantially alter the calculation of the net leverage or interest coverage ratios. Pursuant to the terms of the Amended Credit Facility, the maximum leverage ratio permitted is as follows:

Return to Index

Quarter ending	Maximum leverage ratio permitted
June 30, 2022 and September 30, 2022	2.75
December 31, 2022 and thereafter	2.50

See Note 14, Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and Senior Notes.

The estimated fair value of total debt at June 30, 2022 and December 31, 2021 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

8. PENSION

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. There was curtailment of the Dutch Plan for our Dutch employees whose pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. These employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company. There have been no further contributions to fund the Dutch Plan.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest cost	$145	$82	$299	$164
Expected return on plan assets	(136)	(78)	(281)	(156)
Net periodic pension cost	$9	$4	$18	$8

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

10. EQUITY

Common Shares

In 2021, we completed the sale of 1,658,012 common shares through an at the market offering program pursuant to an Equity Distribution Agreement for the issuance and sale of up to $60.0 million of our common shares, which generated aggregate proceeds of $59.1 million, net of commissions and other associated costs. Proceeds were used to reduce outstanding debt on the Company’s Credit Facility in 2021.

On June 9, 2022, we entered into an Equity Distribution Agreement with certain banks (the "2022 Equity Distribution Agreement") for the issuance and sale of up to $60.0 million of our common shares. Under the terms of the 2022 Equity Distribution Agreement, sales of our common shares may be made by any method deemed to be an "at-the-market offering" as defined in Rule 415 under the Securities Act of 1933 (the "ATM program"). The Company elects when to issue a placement notice which may, among other sales parameters, specify the number of shares to be sold, the minimum price per share to be accepted, the daily volume of shares that may be sold and the range of dates when shares may be sold. The Company intends to

Return to Index

use the net proceeds from any offerings for general corporate purposes. Pending these uses, Core Lab intends to invest the net proceeds in investment-grade interest-bearing obligations, highly liquid cash equivalents, certificates of deposit or direct or guaranteed obligations of the United States of America. As of June 30, 2022 and for the time period of July 1, 2022 through July 28, 2022, the Company has not sold any shares under the 2022 Equity Distribution Agreement.

Treasury Shares

During the three and six months ended June 30, 2022, we distributed 50,105 and 59,405 treasury shares, respectively, upon vesting of stock-based awards. During the three months ended June 30, 2022, we repurchased 8,975 of our common shares for $0.2 million, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common shares under that plan. During the six months ended June 30, 2022, we repurchased 83,995 of our common shares for $2.2 million, including rights to 11,714 shares valued at $0.3 million surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March and May 2022, we paid a quarterly dividend of $0.01 per common share. In addition, on July 27, 2022 we declared a quarterly dividend of $0.01 per common share for shareholders of record on August 8, 2022 and payable on August 29, 2022.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,595)	$(5,595)
Interest rate swaps - net fair value gain (loss)	846	(4,538)
Total accumulated other comprehensive income (loss)	$(4,749)	$(10,133)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	46,319	46,319	46,309	45,751
Effect of dilutive securities:
Performance shares	700	578	701	566
Restricted shares	124	206	123	197
Weighted average common shares outstanding - diluted	47,143	47,103	47,133	46,514

Return to Index

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Gain) loss on sale of assets	$(111)	$(47)	$(268)	$(119)
Results of non-consolidated subsidiaries	(21)	(3)	(114)	30
Foreign exchange (gain) loss, net	1,258	352	841	(56)
Rents and royalties	(126)	(153)	(297)	(281)
Return on pension assets and other pension costs	(136)	(77)	(281)	(155)
Gain on sale of business	—	(1,012)	—	(1,012)
Severance and other charges	—	—	3,332	—
Insurance and other settlements	—	(750)	(669)	(750)
Other, net	(782)	(627)	(825)	(695)
Total other (income) expense, net	$82	$(2,317)	$1,719	$(3,038)

Foreign exchange (gains) losses, net by currency are summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
British Pound	$28	$(143)	$(8)	$(57)
Canadian Dollar	(44)	(36)	29	(35)
Euro	(357)	162	(455)	(191)
Russian Ruble	1,707	119	1,105	41
Colombian Peso	(187)	9	(89)	(183)
Other currencies, net	111	241	259	369
Foreign exchange (gain) loss, net	$1,258	$352	$841	$(56)

13. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $1.8 million and $0.6 million for the three and six months ended June 30, 2022, respectively, compared to an income tax expense of $2.1 million and $4.1 million for the three and six months ended June 30, 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 was 20% and 10% respectively. The effective tax rate for the three and six months ended June 30, 2021 was 20% in these periods. The tax rate for the six months ended June 30, 2022 was largely impacted by the release of withholding tax of $0.6 million related to unrepatriated earnings of our Russian subsidiary amounting to $12.0 million, which are not expected to be distributed in the foreseeable future.

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

Return to Index

Our Credit Facility bears interest at variable rates from LIBOR plus 1.500% to a maximum of LIBOR plus 2.875% and includes a LIBOR floor of 0.500%.

In August 2014, we entered into a swap agreement with a notional amount of $25 million ("2014 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million ("2020 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. At June 30, 2022, the outstanding balance on the Credit Facility was $53 million. The hedging relationship is highly effective; therefore, gains and losses on these swaps will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. Approximately $0.9 million of net losses included in accumulated other comprehensive income (loss) at June 30, 2022 is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Credit Facility.

On July 25, 2022, the Company entered into the Amended Credit Facility, and under the Amended Credit Facility, the SOFR plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. See Note 7, Long-Term Debt, Net for additional information. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the Amended Credit Facility with a SOFR rate will preclude cash flow hedging with existing LIBOR hedging instruments.

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

In March 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a "blend and extend" structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. Upon issuing new long-term debt in future periods, this forward interest rate swap agreement will be recognized as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

The Company expects the hedging relationship on the forecasted transaction to be highly effective and the amount remaining in accumulated other comprehensive income will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on future long-term fixed rate debt. On April 8, 2022, the forward interest rate swap agreement was terminated and settled for a gain of $0.6 million. The gain on the termination of the forward interest rate swap is recognized in accumulated other comprehensive income (loss) until the issuance of new long-term fixed rate debt by the Company in the period specified in the hedging documentation.

At June 30, 2022, we had fixed rate long-term debt aggregating $135 million and variable rate long-term debt aggregating $53 million.

Return to Index

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	June 30, 2022	December 31, 2021	Balance Sheet Classification
Derivatives designated as hedges:
10 year forward interest rate swap	$—	$(5,446)	Other long-term (liabilities)
	$—	$(5,446)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (Level 2).

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$91	$—	$180	$(831)	Increase (decrease) to interest expense
10 year interest rate swap	168	—	333	490	Increase (decrease) to interest expense
	$259	$—	$513	$(341)

15. FINANCIAL INSTRUMENTS

The Company's only financial assets and liabilities which are measured at fair value on a recurring basis relate to certain aspects of the Company's benefit plans and our derivative instruments. We use the market approach to determine the fair value of these assets and liabilities using significant other observable inputs (Level 2) with the assistance of a third-party specialist. We do not have any assets or liabilities measured at fair value on a recurring basis using quoted prices in an active market (Level 1) or significant unobservable inputs (Level 3). Gains and losses related to the fair value changes in the deferred compensation assets and liabilities are recorded in general and administrative expense in the consolidated statements of operations. Gains and losses related to the fair value of the interest rate and forward interest rate swaps are recorded in other comprehensive income (loss).

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$24,916	$—	$24,916	$—
	$24,916	$—	$24,916	$—
Liabilities:
Deferred compensation liabilities	$17,856	$—	$17,856	$—
	$17,856	$—	$17,856	$—

Return to Index

		Fair Value Measurement at
		December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$32,299	$—	$32,299	$—
	$32,299	$—	$32,299	$—
Liabilities:
Deferred compensation liabilities	$22,114	$—	$22,114	$—
10 year forward interest rate swap	5,446	—	5,446	—
	$27,560	$—	$27,560	$—
(1) Deferred compensation assets consist of cash surrender value of life insurance policies and are intended to assist in the funding of the deferred compensation liabilities.

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

Return to Index

We use the same accounting policies to prepare our segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended June 30, 2022
Revenue from unaffiliated clients	$75,818	$45,080	$—	$120,898
Inter-segment revenue	196	61	(257)	—
Segment operating income (loss)	5,925	4,949	778	11,652
Total assets (at end of period)	303,222	158,469	115,849	577,540
Capital expenditures	2,051	831	315	3,197
Depreciation and amortization	2,961	1,167	232	4,360
Three months ended June 30, 2021
Revenue from unaffiliated clients	$78,252	$40,493	$—	$118,745
Inter-segment revenue	70	41	(111)	—
Segment operating income (loss)	7,265	3,831	1,704	12,800
Total assets (at end of period)	335,617	134,146	128,662	598,425
Capital expenditures	2,653	214	17	2,884
Depreciation and amortization	3,060	1,444	247	4,751
Six months ended June 30, 2022
Revenue from unaffiliated clients	$150,572	$85,626	$—	$236,198
Inter-segment revenue	321	94	(415)	—
Segment operating income (loss)	6,287	4,030	944	11,261
Total assets (at end of period)	303,222	158,469	115,849	577,540
Capital expenditures	4,131	888	474	5,493
Depreciation and amortization	5,932	2,506	479	8,917
Six months ended June 30, 2021
Revenue from unaffiliated clients	$154,738	$72,390	$—	$227,128
Inter-segment revenue	127	77	(204)	—
Segment operating income (loss)	17,317	5,391	1,714	24,422
Total assets (at end of period)	335,617	134,146	128,662	598,425
Capital expenditures	5,053	518	86	5,657
Depreciation and amortization	6,186	2,891	545	9,622

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of June 30, 2022 and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report").

General

Core Laboratories N.V. is a limited liability company incorporated and domiciled in the Netherlands. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to improve reservoir performance and increase oil and gas recovery from new and existing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 3,600 people worldwide.

References to "Core Lab", "Core Laboratories", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report and relate collectively to Core Laboratories N.V. and its consolidated affiliates.

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

Outlook

The events associated with the COVID-19 pandemic that began in 2020 continued in 2021 and 2022. Certain international countries continued mandated shut-downs, home sheltering and social distancing policies that initially caused uncertainty in the demand for crude oil and associated products, however demand for these products has recovered more quickly than global production causing crude-oil commodity prices to increase significantly. Although U.S. land drilling and completion activities continued to show improvement during 2021 and strengthened in the first and second quarters of 2022, activity still remains well below pre-pandemic levels. Additionally, international activity continued to be adversely impacted by increasing infection rates associated with new variant strains of the COVID-19 virus during 2021 and 2022, which has continued to cause business disruptions associated with government mandated shut-downs, travel restrictions, quarantine protocols and worksite closures in various international regions.

The geopolitical conflict between Russia and Ukraine that erupted in February 2022, has also resulted in current disruptions to traditional supply chains associated with the movement of crude oil, primarily reducing the level of crude oil sourced from Russia and being imported into various European ports. However, the supply chains associated with the movement of crude oil have begun and are expected to continue realigning to new logistical patterns, as we expect Europe will find new suppliers of crude oil to import into the region. These events have caused very elevated energy prices throughout Europe, and the current global demand for crude oil and natural gas has remained at a high level; thus, Core Lab expects supply lines to realign, and the Company's volume of associated laboratory services to increase commensurate with the trading and movement of crude-oil into Europe and across the globe. In March 2022, completion product sales delivered through our Production Enhancement segment into Ukraine were suspended and continue to be limited due to disruptions in freight transport services.

We are actively monitoring the situation in Ukraine and assessing its impact on our operations in the region, including our business partners and customers. We have not experienced any material interruptions in our infrastructure, supplies or networks needed to support our operations. However, the situation is rapidly evolving and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government responses, are fluid and beyond our control.

Crude-oil commodity prices remain volatile and continued to increase significantly during the first and second quarters of 2022, as a result of the Russia-Ukraine conflict and the additional uncertainty in supply of crude oil and natural gas. The activities associated with the production of oil and gas are expected to increase for the remainder of 2022, however growth may be moderated by limitations in personnel, equipment, supply chain disruptions, as well as the allocation of capital resources by oil and gas producing companies. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain elevated and supported by increasing demand with only moderate growth in production levels. If crude-oil commodity prices remain at current levels or increase, our clients' activities associated with the energy markets are also expected to increase for the remainder of 2022 depending on the outlook for the global economy, the pace of recovery from the COVID-19 pandemic and considerations associated with the Russia-Ukraine conflict.

Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 pandemic. The disruptions described above have primarily been associated with operational workflows stemming from travel, product delivery, as well as suspensions and delays in client projects. The global supply chain challenges have resulted in certain disruptions to our workflow, however, the impact to our operations has been minimized by carrying higher levels of inventory, and currently, we do not anticipate significant disruption in our key supply chains for the

Return to Index

remainder of 2022. We also continue to follow an established continuity plan across our global organization to protect the health of employees while servicing our clients. In addition, the continuing inflationary impact that began in 2021 and worsened in the first and second quarters of 2022, which has resulted in increased costs of raw materials, transportation and shipping, and personnel which has negatively impacted profit margins on both product sales and service revenue.

Our major clients continue to focus on capital management, return on invested capital, free cash flow, and returning capital to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. As oil and gas commodity prices are expected to remain elevated in the near to mid-term, the Company expects our clients activities associated with increasing oil and gas reserves and production levels will continue to increase in the coming years. Additionally, some of our major clients have begun investing and developing other sources of energy, including renewables, and focusing on emission reduction initiatives. Some of these initiatives include deployment of technologies associated with hydrogen or lithium-based batteries, and carbon capturing and sequestration. Considering a longer-term strategy, we expect to be well positioned as our clients continue their focus on employing higher technological solutions in their efforts to optimize production and estimated ultimate recovery in the most cost efficient and environmentally responsible manner.

We believe some oil and gas operators will continue to manage their capital spending within free cash flow and maintain their focus on improving and maintaining a stronger balance sheet, which could constrain future growth in activities associated with the production of oil and gas.

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended June 30,				Change
	2022		2021		$	%
REVENUE:
Services	$85,422	71%	$86,263	73%	$(841)	(1)%
Product sales	35,476	29%	32,482	27%	2,994	9%
Total revenue	120,898	100%	118,745	100%	2,153	2%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	68,166	80%	67,098	78%	1,068	2%
Cost of product sales, exclusive of depreciation expense shown below*	29,791	84%	26,743	82%	3,048	11%
Total cost of services and product sales	97,957	81%	93,841	79%	4,116	4%
General and administrative expense, exclusive of depreciation expense shown below	6,847	6%	9,670	8%	(2,823)	(29)%
Depreciation and amortization	4,360	4%	4,751	4%	(391)	(8)%
Other (income) expense, net	82	—%	(2,317)	(2)%	2,399	NM
Operating income (loss)	11,652	10%	12,800	11%	(1,148)	(9)%
Interest expense	2,707	2%	2,530	2%	177	7%
Income (loss) from continuing operations before income taxes	8,945	7%	10,270	9%	(1,325)	(13)%
Income tax expense (benefit)	1,789	1%	2,053	2%	(264)	(13)%
Income (loss) from continuing operations	7,156	6%	8,217	7%	(1,061)	(13)%
Net income (loss)	7,156	6%	8,217	7%	(1,061)	(13)%
Net income (loss) attributable to non-controlling interest	90	—%	157	—%	(67)	NM
Net income (loss) attributable to Core Laboratories N.V.	$7,066	6%	$8,060	7%	$(994)	(12)%

Other Data:
Current ratio (1)	2.08:1		2.21:1
Debt to EBITDA ratio (2)	3.23:1		2.24:1
Debt to Adjusted EBITDA ratio (3)	2.47:1		2.18:1

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

Return to Index

	Three Months Ended				Change
	June 30, 2022		March 31, 2022		$	%
REVENUE:
Services	$85,422	71%	$84,723	73%	$699	1%
Product sales	35,476	29%	30,577	27%	4,899	16%
Total revenue	120,898	100%	115,300	100%	5,598	5%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	68,166	80%	68,857	81%	(691)	(1)%
Cost of product sales, exclusive of depreciation expense shown below*	29,791	84%	28,095	92%	1,696	6%
Total cost of services and product sales	97,957	81%	96,952	84%	1,005	1%
General and administrative expense, exclusive of depreciation expense shown below	6,847	6%	12,545	11%	(5,698)	(45)%
Depreciation and amortization	4,360	4%	4,557	4%	(197)	(4)%
Other (income) expense, net	82	—%	1,637	1%	(1,555)	(95)%
Operating income (loss)	11,652	10%	(391)	—%	12,043	NM
Interest expense	2,707	2%	2,644	2%	63	2%
Income (loss) from continuing operations before income taxes	8,945	7%	(3,035)	(3)%	11,980	NM
Income tax expense (benefit)	1,789	1%	(1,196)	(1)%	2,985	NM
Income (loss) from continuing operations	7,156	6%	(1,839)	(2)%	8,995	NM
Net income (loss)	7,156	6%	(1,839)	(2)%	8,995	NM
Net income (loss) attributable to non-controlling interest	90	—%	49	—%	41	NM
Net income (loss) attributable to Core Laboratories N.V.	$7,066	6%	$(1,888)	(2)%	$8,954	NM

Other Data:
Current ratio (1)	2.08:1		2.03:1
Debt to EBITDA ratio (2)	3.23:1		3.08:1
Debt to Adjusted EBITDA ratio (3)	2.47:1		2.23:1

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

Return to Index

	Six Months Ended June 30,				Change
	2022		2021		$	%
REVENUE:
Services	$170,145	72%	$170,245	75%	$(100)	(0)%
Product sales	66,053	28%	56,883	25%	9,170	16%
Total revenue	236,198	100%	227,128	100%	9,070	4%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	137,023	81%	130,631	77%	6,392	5%
Cost of product sales, exclusive of depreciation expense shown below*	57,886	88%	47,360	83%	10,526	22%
Total cost of services and product sales	194,909	83%	177,991	78%	16,918	10%
General and administrative expense, exclusive of depreciation expense shown below	19,392	8%	18,131	8%	1,261	7%
Depreciation and amortization	8,917	4%	9,622	4%	(705)	(7)%
Other (income) expense, net	1,719	1%	(3,038)	(1)%	4,757	NM
Operating income (loss)	11,261	5%	24,422	11%	(13,161)	(54)%
Interest expense	5,351	2%	3,893	2%	1,458	37%
Income (loss) from continuing operations before income taxes	5,910	3%	20,529	9%	(14,619)	(71)%
Income tax expense (benefit)	593	—%	4,105	2%	(3,512)	(86)%
Income (loss) from continuing operations	5,317	2%	16,424	7%	(11,107)	(68)%
Net income (loss)	5,317	2%	16,424	7%	(11,107)	(68)%
Net income (loss) attributable to non-controlling interest	139	—%	259	—%	(120)	NM
Net income (loss) attributable to Core Laboratories N.V.	$5,178	2%	$16,165	7%	$(10,987)	(68)%

Other Data:
Current ratio (1)	2.08:1		2.21:1
Debt to EBITDA ratio (2)	3.23:1		2.24:1
Debt to Adjusted EBITDA ratio (3)	2.47:1		2.18:1

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

Operating Results for the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021 and March 31, 2022 and for the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Services Revenue

Services revenue is primarily tied to activities associated with the exploration and production of oil, gas and derived products outside the U.S. For the three months ended June 30, 2022, services revenue was $85.4 million, relatively flat year-over-year and sequentially. Year-over-year, the moderate increase in activity levels in the U.S. market was substantially offset by the decline in activity levels in international markets impacted by the Russia-Ukraine geopolitical conflict and business disruptions associated with elevated levels of COVID cases, as discussed above. Sequentially, activity levels in both the U.S. market and the international markets remained relatively flat. For the six months ended June 30, 2022, service revenue of $170.1 million remained flat compared to $170.2 million for the six months ended June 30, 2021.

Return to Index

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

Product Sales Revenue

For the three months ended June 30, 2022, product sales revenue of $35.5 million increased 9% year-over-year and 16% sequentially. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The average rig count for U.S. land increased year-over-year and sequentially by approximately 60% and 13%, respectively. The average rig count for international markets increased 11% year-over-year and remained flat sequentially. Year-over-year, despite significant increases in the average rig count in both the U.S. land and international markets, our sales revenue increased moderately primarily due to the suspension of our products sales into Ukraine, as a result of the Russia-Ukraine conflict, and delays in freight transport services in delivery of our products. Sequentially, our sales revenue in the international market increased by 26% and was due primarily to large bulk orders of product sales delivered during the quarter which did not occur in the prior quarter. Product sales revenue in the U.S. market increased approximately 5%, which was in-line with estimated well completion activity. For the six months ended June 30, 2022, product sales revenue of $66.1 million increased compared to $56.9 million from the six months ended June 30, 2021. The increase was due primarily to higher activity levels in both U.S. land and international markets as discussed above.

Cost of Services, excluding depreciation

Cost of services was $68.2 million for the three months ended June 30, 2022, an increase of 2% year-over-year and remained flat sequentially. Cost of services expressed as a percentage of services revenue increased to 80% for the three months ended June 30, 2022, compared to 78% for the same period in the prior year, and relatively flat from the prior quarter. The year-over-year increase in cost of services as a percentage of service revenue for the three months ended June 30, 2022 were associated with restoring employees’ compensation and benefit plans in 2022. Cost of services increased to $137.0 million for the six months ended June 30, 2022 compared to $130.6 million for the six months ended June 30, 2021. Cost of services expressed as a percentage of services increased to 81% for the six months ended June 30, 2022, compared to 77% for the six months ended June 30, 2021. The increase in cost of services during the six months ended June 30, 2022, was due primarily to the restoration of employees' compensation as discussed above.

Cost of Product Sales, excluding depreciation

Cost of product sales was $29.8 million for the three months ended June 30, 2022, an increase of 11% year-over-year and 6% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 84% for the three months ended June 30, 2022, compared to 82% for the same period in the prior year, and 92% for the prior quarter. Year-over-year, higher cost of sales as a percentage of product sales revenue was partially due to restoration of employees' compensation and benefit plans in 2022. Furthermore, continued supply chain challenges and elevated inflation has increased our shipping and raw materials costs. Sequentially, lower cost of sales as a percentage of products sales revenue was primarily due to changes in manufacturing productivity and efficiency in absorption of fixed costs on a higher revenue base. Cost of product sales of $57.9 million for the six months ended June 30, 2022 increased when compared to $47.4 million for the six months ended June 30, 2021. Cost of product sales expressed as a percentage of product sales revenue was 88% for the six months ended June 30, 2022, compared to 83% for the six months ended June 30, 2021. Higher cost of product sales as a percentage of products sales revenue in the six months ended June 30, 2022 was primarily due to the increased employees' compensation costs and higher costs of materials and shipping costs caused by inflation, as discussed above.

Return to Index

General and Administrative Expense, excluding depreciation

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended June 30, 2022, was $6.8 million, a decrease of 29% year-over-year and 45% sequentially. The variances across these three quarters are primarily due to adjustments in the recognition of stock-based compensation expense during those periods. During the three months ending June 30, 2022, the decrease is primarily due to a reversal of $3.3 million in stock compensation expense previously recognized associated with unvested performance share awards which are scheduled to vest on December 31, 2022, as the associated performance conditions were determined to be unachievable. During the three months ending March 31, 2022, the recognition of stock compensation expense was elevated by $3.9 million, as the full award is immediately recognized for performance shares initially granted to employees eligible for retirement. G&A expense of $19.4 million for the six months ended June 30, 2022 compared to $18.1 million for the six months ended June 30, 2021. The increase was primarily due to changes in compensation expense during those periods, including acceleration of stock compensation expense of $3.9 million for the six months ended June 30, 2022 compared to $0.8 million recorded for the six months ended June 30, 2021, for retirement eligible employees, fully restoring employees' compensation cost in 2022, partially offset by the reversal of stock compensation expense, as discussed above.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended June 30, 2022 was $4.4 million a decrease of 8% year-over-year and 4% sequentially. Depreciation and amortization expense for the six months ended June 30, 2022 was $8.9 million compared to $9.6 million for the six months ended June 30, 2021. The decrease in depreciation and amortization expense was primarily due to a lower level of capital expenditures over the last two years.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Gain) loss on sale of assets	$(111)	$(47)	$(268)	$(119)
Results of non-consolidated subsidiaries	(21)	(3)	(114)	30
Foreign exchange (gain) loss, net	1,258	352	841	(56)
Rents and royalties	(126)	(153)	(297)	(281)
Return on pension assets and other pension costs	(136)	(77)	(281)	(155)
Gain on sale of business	—	(1,012)	—	(1,012)
Severance and other charges	—	—	3,332	—
Insurance and other settlements	—	(750)	(669)	(750)
Other, net	(782)	(627)	(825)	(695)
Total other (income) expense, net	$82	$(2,317)	$1,719	$(3,038)

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
British Pound	$28	$(143)	$(8)	$(57)
Canadian Dollar	(44)	(36)	29	(35)
Euro	(357)	162	(455)	(191)
Russian Ruble	1,707	119	1,105	41
Colombian Peso	(187)	9	(89)	(183)
Other currencies, net	111	241	259	369
Foreign exchange (gain) loss, net	$1,258	$352	$841	$(56)

Return to Index

Interest Expense

Interest expense for the three months ended June 30, 2022 was $2.7 million compared to $2.5 million and $2.6 million for the three months ended June 30, 2021 and March 31, 2022, respectively. Interest expense for the six months ended June 30, 2022 was $5.4 million compared to $3.9 million for the six months ended June 30, 2021. The variances are primarily due to changes in the interest rate associated with aggregated variable rate debt and changes in aggregated fixed rate debt in the respective quarters, and the effect of settlement and restructuring of our interest rate swap agreements during the first quarter of 2021.

Income Tax Expense (Benefit)

The Company recorded income tax expense of $1.8 million and $0.6 million for the three and six months ended June 30, 2022, respectively, compared to an income tax expense of $2.1 million and $4.1 million for the three and six months ended June 30, 2021, respectively. The effective tax rate for the three and six months ended June 30, 2022 was 20% and 10%, respectively. The effective tax rate for the three and six months ended June 30, 2021 was 20% in these periods. The tax rate for the six months ended June 30, 2022 was largely impacted by the release of withholding tax of $0.6 million related to unrepatriated earnings of our Russian subsidiary amounting to $12.0 million, which are not expected to be distributed in the foreseeable future.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended June 30,		2022/2021		Three Months Ended March 31,	Q2 / Q1
	2022	2021	$ Change	% Change	2022	$ Change	% Change
Revenue:
Reservoir Description	$75,818	$78,252	$(2,434)	(3)%	$74,754	$1,064	1%
Production Enhancement	45,080	40,493	4,587	11%	40,546	4,534	11%
Consolidated	$120,898	$118,745	$2,153	2%	$115,300	$5,598	5%
Operating income (loss):
Reservoir Description	$5,925	$7,265	$(1,340)	(18)%	$361	$5,564	1541%
Production Enhancement	4,949	3,831	1,118	29%	(918)	5,867	NM
Corporate and Other (1)	778	1,704	(926)	NM	166	612	NM
Consolidated	$11,652	$12,800	$(1,148)	(9)%	$(391)	$12,043	NM
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Revenue:
Reservoir Description	$150,572	$154,738	$(4,166)	(3)%
Production Enhancement	85,626	72,390	13,236	18%
Consolidated	$236,198	$227,128	$9,070	4%
Operating income (loss):
Reservoir Description	$6,287	$17,317	$(11,030)	(64)%
Production Enhancement	4,030	5,391	(1,361)	(25)%
Corporate and Other (1)	944	1,714	(770)	NM
Consolidated	$11,261	$24,422	$(13,161)	(54)%
(1) "Corporate and Other" represents those items that are not directly related to a particular segment. "NM" means not meaningful

Return to Index

Reservoir Description

Reservoir Description operations rely heavily on international and offshore activity levels, including existing producing fields and transportation of crude oil across the globe, with approximately 80% of its revenue sourced from producing fields, development projects and movement of crude oil products outside the U.S. The COVID-19 global pandemic and surge in new cases during the six months ended June 30, 2022, continues to adversely impact project activity from our oil and gas clients, causing disruptions and delays to project workflows, slowing the progress on longer-term international and offshore projects. Additionally, the Russia-Ukraine geopolitical conflict that erupted in February 2022 caused interruptions in the movement and logistical patterns for crude oil supply, primarily in Ukraine, Russia and the European Union.

Revenue from the Reservoir Description segment of $75.8 million for the three months ended June 30, 2022 decreased 3% year-over-year and increased 1% sequentially. The year-over-year decrease in revenue is primarily due to the adverse impact of the Russia-Ukraine geopolitical conflict as discussed above. The sequential increase in revenue is primarily associated with the recovery of activity levels, subsequent to a typical seasonal decline in the first quarter of each year. However, the decline was larger than expected due to a surge in new COVID cases across the globe and the Russia-Ukraine conflict, as discussed above. Revenue from the Reservoir Description segment of $150.6 million for the six months ended June 30, 2022 decreased from $154.7 million for the six months ended June 30, 2021. The decrease in revenue in 2022 is primarily due to the adverse impact of the Russia-Ukraine geopolitical conflict and a higher level of COVID cases, as discussed above.

We continue to focus on large-scale core analysis and reservoir fluids characterization studies in the Asia-Pacific region, offshore Europe and Africa, offshore South America, North America, and the Middle East. We are also engaged in both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid laboratory in Doha, Qatar, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as expansion of the North Gas Field in Qatar. Additionally, in 2022, Core Lab, under the direction of The CarbonNet Project commenced the second phase of advanced rock property analysis of conventional core extracted from the Gular-1 appraisal well, which is associated with the assessment of a large prospective geologic subsurface structure located in the Gippsland Basin offshore the southeast coast of Australia which could be used for carbon capture and sequestration.

Operating income of $5.9 million for the three months ended June 30, 2022 decreased $1.3 million, year-over-year and increased $5.6 million sequentially. Year-over-year, the decrease is primarily due to restoration of employees' compensation and certain benefit plans in 2022. Sequentially, the increase in operating income is primarily driven by an adjustment to reverse previously recognized in stock compensation expense of $2.1 million, as the performance conditions associated with the performance share awards were determined to be unachievable. Additionally, additional stock compensation expense of $2.5 million for retirement eligible employees and $1.5 million of additional severance charges were recorded during the three months ended March 31, 2022. Operating income of $6.3 million for the six months ended June 30, 2022 decreased 64% year-over-year compared to $17.3 million for the six months ended June 30, 2021. The decrease in operating income is primarily due to restoration of employee's compensation and certain benefit plans in 2022, and changes in stock compensation expense, as discussed above.

Operating margins were 8% for the three months ended June 30, 2022, compared to 9% year-over-year, and 0.5% sequentially. Year-over-year, the lower operating margin was primarily impacted by the restoration of employees' compensation and certain benefit plans in 2022. These additional costs were partially offset by the reversal in stock compensation expense, as discussed above. Sequentially, the increased operating margin was due primarily to the adjustment of stock compensation expense, as discussed above, and additional severance charges of $1.5 million recorded in the three months ending March 31, 2022. Operating margins were 4% for the six months ended June 30, 2022, which decreased from 11% for the six months ended June 30, 2021. The decrease in operating margin was primarily due to the restoration of employees' compensation and changes in stock compensation expense, as discussed above.

Return to Index

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. Drilling and completion activity levels continued to increase during 2021 and 2022 in both the U.S. onshore and international markets. However, the pace of growth in the U.S. onshore market has decreased during 2022 from the accelerated pace experienced in 2021.

Revenue from the Production Enhancement segment was $45.1 million for the three months ended June 30, 2022, an increase of 11% year-over-year and sequentially. Year-over-year and sequentially, the increase is primarily driven by a significant increase in the drilling and completion of wells in the U.S. onshore and improved activity in international markets. The effect of the increase in international markets is partially offset by the disruption of product sales into Ukraine, as a result of the Russia-Ukraine conflict. Revenue from the Production Enhancement segment of $85.6 million for the six months ended June 30, 2022 increased from $72.4 million for the six months ended June 30, 2021. The increase in revenue in 2022 is primarily driven by the factors as discussed above.

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

Operating income of $4.9 million for the three months ended June 30, 2022, compared to $3.8 million for the same period in the prior year and an operating loss of $0.9 million in the prior quarter. The year-over-year increase in operating income was primarily due to improved manufacturing efficiencies due to absorption of fixed cost on a higher revenue base, which partially offset the impact of higher level of employees' compensation costs and increased cost of materials and shipping cost caused by elevated inflation. Sequentially, the increase in operating income was due primarily to:

•
$1.2 million adjustment recorded in the three months ending June 30, 2022 to reverse stock compensation expense recognized in prior periods for unvested performance share awards, as the performance conditions were determined to be unachievable,
•
the following adjustments all recorded in the three months ending March 31, 2022, additional stock compensation expense of $1.4 million recognized immediately for performance shares granted to retirement eligible employees, severance charges of $1.9 million, and bad debt expense of $0.8 million for accounts receivables due from Ukrainian clients, and
•
improved manufacturing efficiencies due to absorption of fixed cost on a higher revenue base.

Operating income of $4.0 million for the six months ended June 30, 2022, decreased 25% year-over-year compared to $5.4 million for the six months ended June 30, 2021. The decrease in operating income was primarily due to the impact of additional employees' compensation cost as discussed above.

Operating margins for the three months ended June 30, 2022, were 11%, compared to operating margins of 9% for the same period in the prior year and (2)% in the prior quarter. The higher margins in the three months ending June 30, 2022 when compared to the same period year-over year and sequentially, was primarily due to the improvement in manufacturing efficiencies and impact of various compensation costs and other charges recorded as described above. Operating margins were 5% for the six months ended June 30, 2022, which decreased from 7% for the six months ended June 30, 2021. The decrease in operating margins was primarily due to restoration of employees' compensation in 2022 and impact of various compensation costs, as discussed above.

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

Following increased activity levels during the second half of 2021, the Company has progressively reinstated certain employee costs into the Company’s cost structure, and in January 2022, these temporary salary reduction measures have been fully reinstated. Certain employee benefit plans have been partially reinstated in April 2022, and the Company will continue to evaluate the reinstatement of those benefits as the market for oilfield service companies continues to more fully recover and stabilize. Additionally, the Company has maintained its reduced dividend plan that was approved and implemented from second quarter of 2020, in order to focus excess free cash flow on debt reduction.

We are a Netherlands holding company, and therefore we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary, which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of June 30, 2022, $10.9 million of our $16.1 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

	Six Months Ended June 30,		2022/2021
	2022	2021	% Change
Cash flows provided by/(used in):
Operating activities	$5,895	$17,473	(66)%
Investing activities	(2,357)	(3,378)	(30)%
Financing activities	(5,093)	5,716	NM
Net change in cash and cash equivalents	$(1,555)	$19,811	NM

Cash flows provided by operating activities for the six months ended June 30, 2022, decreased by approximately $11.6 million compared to the same period in 2021. The decrease in cash flow provided by operating activities is due primarily to a decrease in income generated from operating activities of $11.1 million and certain non-cash items during the six months ended June 30, 2022.

Cash flows used in investing activities for the six months ended June 30, 2022, decreased by approximately $1.0 million compared to the same period in 2021. Changes in investing activities were primarily due to $2.1 million net cash proceeds received in 2022 from company owned life insurance policies to fund distributions from our deferred compensation program and post-employment benefit plans, compared to $1.6 million for the same period in 2021. Additionally, during the six months ended June 30, 2022, we received proceeds from insurance recovery of $0.6 million associated with the winter storm in 2021.

Return to Index

Cash flows used in financing activities of $5.1 million for the six months ended June 30, 2022 compares to cash flows provided by financing activities of $5.7 million for the same period in 2021. Financing activities for the six months ended June 30, 2022, reflect higher repurchases of common shares of $1.1 million compared to the same period in 2021. Additionally, financing activities in 2021 included $59.1 million of net proceeds raised by issuing shares through the at-the-market (“ATM”) program, and $58.9 million net cash raised through the issuance of the 2021 Senior Notes. Proceeds from both the ATM program and the 2021 Senior Notes were used to reduce the Company's outstanding borrowings under the Credit Facility by $111.0 million, compared to a $2.0 million net repayment of the Company's borrowings under the Credit Facility in 2022.

During the six months ended June 30, 2022, we repurchased 83,995 of our common shares for an aggregate purchase price of $2.2 million.

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

	Six Months Ended June 30,		2022/2021
	2022	2021	% Change
Free cash flow calculation:
Net cash provided by operating activities	$5,895	$17,473	(66)%
Less: cash paid for capital expenditures	(5,493)	(5,657)	(3)%
Free cash flow	$402	$11,816	(97)%

The decrease in cash provided by operating activities for the six months ended June 30, 2022 compared to the same period in 2021 are discussed above. Free cash flow decreased for the six months ended June 30, 2022 compared to the same period in 2021 in line with the decrease in cash from operations.

Senior Notes, Credit Facility and Available Future Liquidity

We have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. Series B of the senior notes was issued in 2011 ("2011 Senior Notes"). Series B consists of $75 million in aggregate principal amount and bears interest at a fixed rate of 4.11% and is due in full on September 30, 2023. Interest on Series B of the 2011 Senior Notes is payable semi-annually on March 30 and September 30.

Series A and Series B of the 2021 Senior Notes were issued and funded on January 12, 2021 (the "2021 Senior Notes" and together with the 2011 Senior Notes, the "Senior Notes"). Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and is due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount that bears interest at a fixed rate of 4.38% and is due in full on January 12, 2028. Interest on each series of the 2021 Senior Notes is payable semi-annually on June 30 and December 30.

In 2020, we entered into Amendment No. 1 (the “Amendment”) to the Seventh Amended and Restated Credit Agreement, dated June 19, 2018 (as amended, the “Credit Facility”). Pursuant to the terms of the Amendment, the aggregate borrowing

Return to Index

commitment of the Credit Facility is $225 million and the amount by which we may elect to increase the facility size by $50 million, known as the “accordion” feature, to $275 million, subject to the satisfaction of certain conditions.

Under the Amendment, the London Interbank Offered Rate ("LIBOR") plus 1.500% to LIBOR plus 2.875% is applied to outstanding borrowings under the Credit Facility, with a 0.500% floor on LIBOR. Interest payment terms are variable depending upon the specific type of borrowing under the Credit Facility. Any outstanding balance under the Credit Facility is due on maturity on June 19, 2023. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled $10.7 million at June 30, 2022, resulting in an available borrowing capacity under the Credit Facility of $161.3 million. In addition to indebtedness under the Credit Facility, we had $5.3 million of outstanding letters of credit and performance guarantees and bonds from other sources as of June 30, 2022.

The Credit Facility is unsecured, and contains customary representations, warranties, and terms and conditions for similar types of facilities.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreement. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio permitted of 2.50 to 1.00 up to the quarter ending March 31, 2022, and the maximum leverage ratio was revised for the subsequent quarters under the extended and amended Credit Facility as described below. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.47, and our interest coverage ratio is 6.55, each for the period ended June 30, 2022. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

On July 25, 2022, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. ("CLIH") entered into an Eighth Amended and Restated Credit Agreement (as amended, the "Amended Credit Facility") modifying and extending the existing Credit Facility for an aggregate borrowing commitment of $135 million with a $50 million "accordion" feature. The Amended Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interests of CLIH and certain of the Company's U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company's U.S. and certain foreign subsidiary companies. Under the Amended Credit Facility, the Secured Overnight Financing Rate ("SOFR") plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Amended Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025 if any portion of the Company's 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45 million, remain outstanding on July 12, 2025, unless the Company's liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowing and outstanding letters of credit. The Amended Credit Facility does not substantially alter the calculation of the net leverage or interest coverage ratios. Pursuant to the terms of the Amended Credit Facility, the maximum leverage ratio permitted under the Credit Facility is as follows:

Quarter ending	Maximum leverage ratio permitted
June 30, 2022 and September 30, 2022	2.75
December 31, 2022 and thereafter	2.50

Return to Index

In March 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a "blend and extend" structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. On April 8, 2022, the forward interest rate swap agreement was terminated and settled for a net gain of $0.6 million and is recognized in accumulated other comprehensive income (loss). See Note 14, Derivative Instruments and Hedging Activities for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2021 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2021 Annual Report and "Item 8.01 - Other Events" in the Current Report on Form 8-K filed on June 8, 2022. In addition to the risk factors identified in our 2021 Annual Report and the subsequent Current Report on Form 8-K filed on June 8, 2022, we updated the following risk factors:

Our operations may be adversely affected by sanctions, export controls, and similar measures targeting Russia and other countries and territories as well as other responses to Russia’s military conflict in Ukraine.

The recent geopolitical conflict between Russia and Ukraine has resulted in the U.S. government, European Union, the United Kingdom and other countries imposing broad-ranging and coordinated economic sanctions and export control measures against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

▪
a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs;
▪
a prohibition on commercial activities in the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic;
▪
a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally;
▪
a ban on imports of Russian crude oil, liquefied natural gas and coal to the United States;
▪
a ban on imports of Russian crude oil and certain refined petroleum products originating in or exported from Russia to the European Union, subject to limited exceptions;
▪
a ban on new investment in the Russian energy sector; and
▪
enhanced export controls and trade sanctions targeting Russia’s importation of certain goods and technology, including restrictive measures on the export and re-export of dual-use goods, stricter licensing policy with respect to issuing export licenses, and increased use of “end-use” controls to block or impose licensing requirements on exports.

Due to the international scope of our operations, the Company is subject to various laws and regulations, including regulations issued by the U.S. Department of Treasury, the U.S. Department of State, the Bureau of Industry and Security (“BIS”) and Office of Foreign Asset Control (“OFAC”), as well as the counterparts of these agencies in foreign countries. The Company actively monitors changes in these regulations as they pertain to the goods and services we provide and their impact on our business, including our business partners and customers.

As the conflict in Ukraine continues, these sanctions may change and be expanded, which could further hinder the Company’s ability to do business in Russia or with certain Russian entities, which could have an adverse impact on the Company’s

Return to Index

financial condition and results of operations. Furthermore, in retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions.

The Company routinely screens existing business partners globally against Specially Designated National / Restricted Persons lists. All new engagements with business partners are screened prior to the beginning of any business relationship. Individuals or entities that become subject to applicable sanctions are immediately blocked from further commercial activity with the Company until confirmed by the Company’s legal counsel whether permissible to proceed pursuant to a general or special license or other exemption, or a change in facts.

Furthermore, while we have policies, procedures and internal controls in place designed to ensure compliance with applicable sanctions and trade restrictions, and though the current effects from the Russia-Ukraine conflict have, thus far, not resulted in a material adverse impact to the Company’s financial condition or results of operations, our employees, contractors, and agents may take actions in violation of such policies and applicable law and we could be held ultimately responsible. We rely on our employees to adhere to the policies, procedures and internal controls we have established to maintain compliance with evolving sanctions and export controls. To that end, we have implemented training programs, both in person and online, to educate our employees on applicable sanctions and export controls laws. If we are held responsible for a violation of U.S. or other countries’ sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

Should future sanctions require us to cease or wind down our Russian operations, our assets located there may be impacted and could become subject to impairment. As of June 30, 2022, the Company’s fixed assets in Russia were $4.4 million, or less than 4% of the Company’s total fixed assets and less than 1% of the Company’s total assets. Additionally, the Company leases its operating facilities in Russia, and as of June 30, 2022, the contractual obligation to exit these leased facilities is approximately $1.0 million. For the six months ended June 30, 2022, revenue attributable to our operations in Russia was $10.6 million, respectively, representing approximately 4% of the Company’s total revenue in each such period. Additionally, for the six months ended June 30, 2022, we released $0.6 million of accrued withholding tax associated with $12.0 million of undistributed earnings from our Russian subsidiary, which are not expected to be distributed in the foreseeable future. Also, cessation of our Russian operations resulting from future sanctions may cause us to incur employee severance and other associated costs statutorily required under local labor laws.

During the six months ended June 30, 2022, revenue attributable to the Company's Ukraine operations and fixed assets located in Ukraine, were not significant to the Company's total revenue and total fixed assets.

We are actively monitoring the situation in Ukraine and assessing its impact on our operations in the region, including our business partners and customers. We have not experienced any material interruptions in our infrastructure, supplies or networks needed to support our operations. However, the situation is rapidly evolving and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government responses, are fluid and beyond our control.

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

Return to Index

fluctuations and potential nationalizations and assets seizures in Russia, constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
April 1 - 30, 2022 (1)	1,982	$32.43	—	4,498,699
May 1 - 31, 2022 (1)	6,993	$26.00	—	4,515,969
June 1 - 30, 2022	—	$—	—	4,515,969
Total	8,975	$27.42	—

(1)
During the three months ended June 30, 2022, 8,975 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3)
We distributed 50,105 treasury shares upon vesting of stock-based awards during the three months ended June 30, 2022.

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

CORE LABORATORIES N.V.

Date:	July 28, 2022	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index