Form 10-Q
period 2022-09-30
CORE LABORATORIES N V
filed 2022-10-28
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at October 26, 2022 was 46,371,309.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$13,732	$17,703
Accounts receivable, net of allowance for credit losses of $2,356 and $3,225 at 2022 and 2021, respectively	100,195	96,830
Inventories	54,795	45,443
Prepaid expenses	11,514	14,059
Income taxes receivable	9,298	9,911
Other current assets	5,681	5,109
TOTAL CURRENT ASSETS	195,215	189,055
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $313,100 and $306,461 at 2022 and 2021, respectively	107,252	110,952
RIGHT OF USE ASSETS	56,589	61,387
INTANGIBLES, net of accumulated amortization of $17,422 and $17,540 at 2022 and 2021, respectively	7,651	8,139
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	70,652	70,462
OTHER ASSETS	33,386	41,413
TOTAL ASSETS	$570,190	$580,853
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$34,343	$29,726
Accrued payroll and related costs	21,225	20,833
Taxes other than payroll and income	4,626	5,931
Unearned revenues	5,760	7,765
Operating lease liabilities	11,472	12,342
Income taxes payable	3,093	6,502
Other current liabilities	6,840	7,683
TOTAL CURRENT LIABILITIES	87,359	90,782
LONG-TERM DEBT, net	182,677	188,636
LONG-TERM OPERATING LEASE LIABILITIES	41,975	49,286
DEFERRED COMPENSATION	31,323	39,101
DEFERRED TAX LIABILITIES, net	22,719	24,336
OTHER LONG-TERM LIABILITIES	20,844	27,711
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,454,264 issued and 46,344,670 outstanding at 2022 and 46,454,264 issued and 46,349,397 outstanding at 2021	1,188	1,188
Additional paid-in capital	106,329	101,120
Retained earnings	79,662	68,349
Accumulated other comprehensive income (loss)	(4,500)	(10,133)
Treasury shares (at cost), 109,594 at 2022 and 104,867 at 2021	(4,143)	(4,075)
Total Core Laboratories N.V. shareholders' equity	178,536	156,449
Non-controlling interest	4,757	4,552
TOTAL EQUITY	183,293	161,001
TOTAL LIABILITIES AND EQUITY	$570,190	$580,853

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	September 30,
	2022	2021
	(Unaudited)
REVENUE:
Services	$87,891	$84,820
Product sales	38,075	33,165
Total revenue	125,966	117,985
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	67,618	67,086
Cost of product sales, exclusive of depreciation expense shown below	31,312	25,832
General and administrative expense, exclusive of depreciation expense shown below	10,001	15,115
Depreciation	3,999	4,322
Amortization	172	174
Other (income) expense, net	(1,781)	(1,184)
OPERATING INCOME (LOSS)	14,645	6,640
Interest expense	3,138	2,669
Income (loss) from continuing operations before income taxes	11,507	3,971
Income tax expense (benefit)	3,856	2,962
Income (loss) from continuing operations	7,651	1,009
Net income (loss)	7,651	1,009
Net income (loss) attributable to non-controlling interest	127	135
Net income (loss) attributable to Core Laboratories N.V.	$7,524	$874

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.17	$0.02
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.16	$0.02

Diluted earnings (loss) per share from continuing operations	$0.16	$0.02
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.16	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,338	46,289
Diluted	47,012	47,125

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)
REVENUE:
Services	$258,036	$255,065
Product sales	104,128	90,048
Total revenue	362,164	345,113
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	204,641	197,717
Cost of product sales, exclusive of depreciation expense shown below	89,198	73,192
General and administrative expense, exclusive of depreciation expense shown below	29,393	33,246
Depreciation	12,572	13,531
Amortization	516	587
Other (income) expense, net	(62)	(4,222)
OPERATING INCOME (LOSS)	25,906	31,062
Interest expense	8,489	6,562
Income (loss) from continuing operations before income taxes	17,417	24,500
Income tax expense (benefit)	4,449	7,068
Income (loss) from continuing operations	12,968	17,432
Net income (loss)	12,968	17,432
Net income (loss) attributable to non-controlling interest	266	393
Net income (loss) attributable to Core Laboratories N.V.	$12,702	$17,039

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share from continuing operations	$0.28	$0.38
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.27	$0.37

Diluted earnings (loss) per share from continuing operations	$0.28	$0.37
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.27	$0.36

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,319	45,932
Diluted	47,117	46,833

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)
Net income (loss)	$7,651	$1,009	$12,968	$17,432
Other comprehensive income (loss):
Interest rate swaps:
Gain (loss) on fair value of interest rate swaps	—	563	6,015	(2,645)
Interest rate swap amount reclassified to net income (loss)	249	—	762	(341)
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	—	(118)	(1,144)	493
Total interest rate swaps	249	445	5,633	(2,493)
Total other comprehensive income (loss)	249	445	5,633	(2,493)
Comprehensive income (loss)	7,900	1,454	18,601	14,939
Comprehensive income (loss) attributable to non-controlling interest	127	135	266	393
Comprehensive income (loss) attributable to Core Laboratories N.V.	$7,773	$1,319	$18,335	$14,546

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)
Common Shares
Balance at Beginning of Period	$1,188	$1,188	$1,188	$1,148
New share issuance	—	—	—	40
Balance at End of Period	$1,188	$1,188	$1,188	$1,188

Additional Paid-In Capital
Balance at Beginning of Period	$104,779	$98,255	$101,120	$41,184
Stock-based compensation	1,550	7,772	5,209	5,744
New share issuance	—	—	—	59,099
Balance at End of Period	$106,329	$106,027	$106,329	$106,027

Retained Earnings
Balance at Beginning of Period	$72,601	$65,712	$68,349	$50,456
Dividends paid	(463)	(463)	(1,389)	(1,372)
Net income (loss) attributable to Core Laboratories N.V.	7,524	874	12,702	17,039
Balance at End of Period	$79,662	$66,123	$79,662	$66,123

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(4,749)	$(10,138)	$(10,133)	$(7,200)
Interest rate swaps, net of income taxes	249	445	5,633	(2,493)
Balance at End of Period	$(4,500)	$(9,693)	$(4,500)	$(9,693)

Treasury Shares
Balance at Beginning of Period	$(4,682)	$(4,992)	$(4,075)	$(14,075)
Stock-based compensation	684	788	2,243	10,902
Repurchase of common shares	(145)	(2,880)	(2,311)	(3,911)
Balance at End of Period	$(4,143)	$(7,084)	$(4,143)	$(7,084)

Non-Controlling Interest
Balance at Beginning of Period	$4,630	$4,318	$4,552	$4,060
Non-controlling interest dividends	—	—	(61)	—
Net income (loss) attributable to non-controlling interest	127	135	266	393
Balance at End of Period	$4,757	$4,453	$4,757	$4,453

Total Equity
Balance at Beginning of Period	$173,767	$154,343	$161,001	$75,573
Stock-based compensation	2,234	8,560	7,452	16,646
Repurchase of common shares	(145)	(2,880)	(2,311)	(3,911)
Dividends paid	(463)	(463)	(1,389)	(1,372)
Non-controlling interest dividends	—	—	(61)	—
New share issuance	—	—	—	59,139
Interest rate swaps, net of income taxes	249	445	5,633	(2,493)
Net income (loss)	7,651	1,009	12,968	17,432
Balance at End of Period	$183,293	$161,014	$183,293	$161,014

Cash Dividends per Share	$0.01	$0.01	$0.03	$0.03

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(Unaudited)
Common Shares - Number of shares issued
Balance at Beginning of Period	46,454,264	46,454,264	46,454,264	44,796,252
New share issuance	—	—	—	1,658,012
Balance at End of Period	46,454,264	46,454,264	46,454,264	46,454,264

Treasury Shares - Number of shares
Balance at Beginning of Period	(129,457)	(128,734)	(104,867)	(223,451)
Stock-based compensation	27,925	27,753	87,330	156,333
Repurchase of common shares	(8,062)	(93,291)	(92,057)	(127,154)
Balance at End of Period	(109,594)	(194,272)	(109,594)	(194,272)

Common Shares - Number of shares outstanding
Balance at Beginning of Period	46,324,807	46,325,530	46,349,397	44,572,801
New share issuance	—	—	—	1,658,012
Stock-based compensation	27,925	27,753	87,330	156,333
Repurchase of common shares	(8,062)	(93,291)	(92,057)	(127,154)
Balance at End of Period	46,344,670	46,259,992	46,344,670	46,259,992

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,968	$17,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	7,452	16,646
Depreciation and amortization	13,088	14,118
Changes in value of life insurance policies	6,407	(1,686)
Deferred income taxes	(1,807)	3,058
Gain on sale of business	—	(1,012)
Other non-cash items	31	(2,241)
Changes in assets and liabilities:
Accounts receivable	(3,390)	(12,135)
Inventories	(9,188)	(3,599)
Prepaid expenses and other current assets	2,347	2,443
Other assets	(851)	106
Accounts payable	4,288	9,661
Accrued expenses	(5,165)	(10,824)
Unearned revenues	(2,005)	1,410
Other liabilities	(12,430)	(3,952)
Net cash provided by operating activities	11,745	29,425
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,195)	(8,789)
Patents and other intangibles	(27)	(249)
Proceeds from sale of assets	426	487
Proceeds from sale of business, net of cash sold	240	513
Proceeds from insurance recovery	583	—
Net proceeds on life insurance policies	2,059	1,509
Net cash used in investing activities	(4,914)	(6,529)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(49,000)	(194,000)
Proceeds from long-term debt	44,000	123,000
Debt issuance costs	(1,690)	—
Proceeds from issuance of common shares	—	60,000
Transaction costs on equity distribution program	(411)	(861)
Dividends paid	(1,389)	(1,372)
Repurchase of common shares	(2,311)	(3,911)
Other financing activities	(1)	(508)
Net cash used in financing activities	(10,802)	(17,652)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,971)	5,244
CASH AND CASH EQUIVALENTS, beginning of period	17,703	13,806
CASH AND CASH EQUIVALENTS, end of period	$13,732	$19,050

Supplemental disclosures of cash flow information:
Cash payments for interest	$7,101	$8,841
Cash payments for income taxes	$10,475	$7,270

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2021, was derived from the 2021 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP for the annual financial statements, and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report").

Core Laboratories N.V. uses the equity method of accounting for investments in which it has less than a majority interest and does not exercise control but does exert significant influence. Non-controlling interests have been recorded to reflect outside ownership attributable to consolidated subsidiaries that are less than 100% owned. All inter-company transactions and balances have been eliminated in consolidation. In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three and nine months ended September 30, 2022, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2022.

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

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three and nine months ended September 30, 2021.

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in Note 2, Summary of Significant Accounting Policies of our 2021 Annual Report. Additionally, we updated the following accounting policy during the nine months ended September 30, 2022:

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

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through September 30, 2022, has resulted in disruptions to our operations in Ukraine and Russia. The Company has assessed the need for impairment testing for LLA in Russia and Ukraine as of September 30, 2022. As of September 30, 2022, all laboratory facilities, offices, and locations in Russia continued to operate and remained profitable, which formed the basis of our projections for evaluating impairment, and no specific asset impairments were identified. With regard to the Company’s

Return to Index

operations and associated fixed assets in Ukraine, there is no damage to our facilities as of September 30, 2022. During the three months ended September 30, 2022, the Company has performed limited operations in Ukraine as the circumstances permit and intends to resume full operations in Ukraine at such time as we believe appropriate and safe for our local employees. Therefore, we determined there was no impairment for LLA in Ukraine as of September 30, 2022.

3. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Contract assets:
Current	$1,101	$2,072
	$1,101	$2,072
Contract liabilities:
Current	$885	$1,300
Non-current	85	435
	$970	$1,735

September 30, 2022
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$885
Within 12 to 24 months	61
Greater than 24 months	24

The current portion of contract assets are included in our accounts receivable as of September 30, 2022 and December 31, 2021. The current portion of contract liabilities is included in unearned revenues and the non-current portion of contract liabilities is included in other long-term liabilities as of September 30, 2022 and December 31, 2021.

We did not recognize any impairment losses on our contract assets during the three and nine months ended September 30, 2022 and 2021.

4. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three and nine months ended September 30, 2022 and 2021.

5. INVENTORIES

Inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Finished goods	$31,732	$21,527
Parts and materials	20,416	20,965
Work in progress	2,647	2,951
Total inventories	$54,795	$45,443

Return to Index

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of office and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease expense	$4,061	$4,396	$12,280	$13,028
Short-term lease expense	516	555	1,337	1,386
Variable lease expense	344	417	1,108	1,188
Total lease expense	$4,921	$5,368	$14,725	$15,602
Other information:
Operating cash flows for operating leases	$3,793	$3,914	$12,799	$12,362
Right of use assets obtained in exchange for new operating lease obligations	$1,598	$1,576	$6,682	$6,202
Weighted-average remaining lease term - operating leases	7.14 years	7.94 years	7.14 years	7.94 years
Weighted-average discount rate - operating leases	4.61%	4.62%	4.61%	4.62%

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

September 30, 2022
Remainder of 2022	$3,571
2023	12,790
2024	9,891
2025	8,363
2026	6,817
Thereafter	22,172
Total undiscounted lease payments	63,604
Less: Imputed interest	(10,157)
Total operating lease liabilities	$53,447

7. LONG-TERM DEBT, NET

We have no finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	September 30, 2022	December 31, 2021
2011 Senior Notes Series B (1)	4.11%	September 30, 2023	$75,000	$75,000
2021 Senior Notes Series A (2)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (2)	4.38%	January 12, 2028	15,000	15,000
Credit Facility			50,000	55,000
Total long-term debt			185,000	190,000
Less: Debt issuance costs			(2,323)	(1,364)
Long-term debt, net			$182,677	$188,636

(1) Interest is payable semi-annually on March 30 and September 30.

(2) Interest is payable semi-annually on June 30 and December 30.

We have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. Series B of the 2011 Senior Notes was issued in 2011 (the "2011 Senior Notes"). Series A and

Return to Index

Series B of the 2021 Senior Notes were issued and funded on January 12, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes and the 2011 Senior Notes are collectively the "Senior Notes". We intend to repay the 2011 Senior Notes Series B at maturity in September 2023 using borrowings under our existing long-term Amended Credit Facility; therefore, we continue to classify them as long-term debt.

On July 25, 2022, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. ("CLIH") entered into an Eighth Amended and Restated Credit Agreement (as amended, the "Amended Credit Facility") modifying and extending the existing credit facility for an aggregate borrowing commitment of $135 million with a $50 million “accordion” feature. The Amended Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company's U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company's U.S. and foreign subsidiary companies. Under the Amended Credit Facility, the Secured Overnight Financing Rate ("SOFR") plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Amended Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45 million, remain outstanding on July 12, 2025, unless the Company's liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $10 million at September 30, 2022, resulting in an available borrowing capacity under the Amended Credit Facility of approximately $75 million. In addition to indebtedness under the Amended Credit Facility, we had approximately $5 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2022. The Amended Credit Facility does not substantially alter the calculation of the net leverage or interest coverage ratios. Pursuant to the terms of the Amended Credit Facility, the maximum leverage ratio permitted is as follows:

Quarter ending	Maximum leverage ratio permitted
June 30, 2022, and September 30, 2022	2.75
December 31, 2022, and thereafter	2.50

The terms of the Amended Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Amended Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements. The Amended Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio as described above. The Amended Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Amended Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Amended Credit Facility. In accordance with the terms of the Amended Credit Facility, our leverage ratio is 2.42, and our interest coverage ratio is 6.39, each for the period ended September 30, 2022. We believe that we are in compliance with all covenants contained in our Amended Credit Facility and Senior Notes. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Amended Credit Facility and Senior Notes.

See Note 14, Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Amended Credit Facility and Senior Notes.

The estimated fair value of total debt at September 30, 2022 and December 31, 2021 approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

Return to Index

8. PENSION

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. In 2019 and 2020, there was a curtailment of the Dutch Plan for our Dutch employees whose pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. These employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company. There have been no further contributions to fund the Dutch Plan.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest cost	$140	$80	$443	$244
Expected return on plan assets	(132)	(76)	(416)	(232)
Net periodic pension cost	$8	$4	$27	$12

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

10. EQUITY

Common Shares

In 2021, we completed the sale of 1,658,012 common shares through an at-the-market offering program pursuant to an Equity Distribution Agreement for the issuance and sale of up to $60.0 million of our common shares, which generated aggregate proceeds of $59.1 million, net of commissions and other associated costs. Proceeds were used to reduce outstanding debt on the Company’s credit facility in 2021.

On June 9, 2022, we entered into an Equity Distribution Agreement with certain banks (the "2022 Equity Distribution Agreement") for the issuance and sale of up to $60.0 million of our common shares. Under the terms of the 2022 Equity Distribution Agreement, sales of our common shares may be made by any method deemed to be an "at-the-market offering" as defined in Rule 415 under the Securities Act of 1933 (the "ATM program"). The Company elects when to issue a placement notice which may, among other sales parameters, specify the number of shares to be sold, the minimum price per share to be accepted, the daily volume of shares that may be sold and the range of dates when shares may be sold. The Company intends to use the net proceeds from any offerings for general corporate purposes. Pending these uses, Core Lab intends to invest the net proceeds in investment-grade interest-bearing obligations, highly liquid cash equivalents, certificates of deposit or direct or guaranteed obligations of the United States of America. As of September 30, 2022 and for the time period of October 1, 2022 through October 27, 2022, the Company has not sold any shares under the 2022 Equity Distribution Agreement.

Treasury Shares

During the three and nine months ended September 30, 2022, we distributed 27,925 and 87,330 treasury shares, respectively, upon vesting of stock-based awards. During the three months ended September 30, 2022, we repurchased 8,062 of our common shares for $0.1 million, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common shares under that plan. During the nine months ended

Return to Index

September 30, 2022, we repurchased 92,057 of our common shares for $2.3 million, including rights to 19,776 shares valued at $0.5 million surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March, May and August 2022, we paid a quarterly dividend of $0.01 per common share. In addition, on October 26, 2022 we declared a quarterly dividend of $0.01 per common share for shareholders of record on November 7, 2022 and payable on November 28, 2022.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,595)	$(5,595)
Interest rate swaps - net fair value gain (loss)	1,095	(4,538)
Total accumulated other comprehensive income (loss)	$(4,500)	$(10,133)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding - basic	46,338	46,289	46,319	45,932
Effect of dilutive securities:
Restricted shares	62	178	107	188
Performance shares	612	658	691	713
Weighted average common shares outstanding - diluted	47,012	47,125	47,117	46,833

Return to Index

12. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Gain) loss on sale of assets	$(96)	$(231)	$(363)	$(350)
Results of non-consolidated subsidiaries	(59)	(31)	(173)	(1)
Foreign exchange (gain) loss, net	(1,303)	(140)	(462)	(196)
Rents and royalties	(222)	(133)	(533)	(414)
Return on pension assets and other pension costs	(132)	(77)	(416)	(232)
Gain on sale of business	—	—	—	(1,012)
Severance and other charges	—	—	3,332	—
Insurance and other settlements	—	(550)	(669)	(1,300)
Other, net	31	(22)	(778)	(717)
Total other (income) expense, net	$(1,781)	$(1,184)	$(62)	$(4,222)

Foreign exchange (gain) loss, net by currency are summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
British Pound	$(187)	$(15)	$(195)	$(45)
Canadian Dollar	130	48	159	13
Euro	(501)	(146)	(956)	(337)
Russian Ruble	(533)	(10)	572	31
Colombian Peso	(309)	(50)	(398)	(233)
Other currencies, net	97	33	356	375
Foreign exchange (gain) loss, net	$(1,303)	$(140)	$(462)	$(196)

13. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $3.9 million and $4.4 million for the three and nine months ended September 30, 2022, respectively, compared to an income tax expense of $3.0 million and $7.1 million for the three and nine months ended September 30, 2021, respectively. The effective tax rate for the three and nine months ended September 30, 2022, was 33.5% and 25.5%, respectively. The effective tax rate for the three and nine months ended September 30, 2021, was 74.6% and 28.8%, respectively. The tax rate for the nine months ended September 30, 2022, was largely impacted by taxable gains in local jurisdictions associated with foreign currency translation of U.S. dollar denominated receivables, primarily in the United Kingdom and Turkey. The increased tax was partially offset by the release of withholding tax of $0.6 million related to unrepatriated earnings of our Russian subsidiary amounting to $12.0 million, which are not expected to be distributed in the foreseeable future. The tax rate for the three months ended September 30, 2021, in contrast, was largely impacted by non-deductible items and the earnings mix of jurisdictions subject to tax for that period.

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

Return to Index

Unrealized (gains) losses are deferred in shareholders' equity as a component of accumulated other comprehensive income (loss). Interest rate swaps that are highly effective are recognized in income as an increase or decrease to interest expense in the period in which the related cash flows being hedged are recognized in expense.

Our Credit Facility previously bore interest at variable rates from LIBOR plus 1.500% to a maximum of LIBOR plus 2.875% and included a LIBOR floor of 0.500%.

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

In August 2014, we entered into a swap agreement with a notional amount of $25 million ("2014 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million ("2020 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. At September 30, 2022, the outstanding balance on the Amended Credit Facility was $50 million. The hedging relationship is highly effective; therefore, gains and losses on these swaps will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Amended Credit Facility. Approximately $0.8 million of net losses included in accumulated other comprehensive income (loss) at September 30, 2022, is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Amended Credit Facility.

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

In March 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a "blend and extend" structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million with this instrument. The interest rate swap qualifies as a cash flow hedging instrument.

On April 8, 2022, the forward interest rate swap agreement was terminated and settled for a gain of $0.6 million. The gain on the termination of the forward interest rate swap is included in accumulated other comprehensive income (loss). Upon issuing new long-term debt in future periods, the Company expects the hedging relationship on the forecasted transactions to be highly effective and amounts included in accumulated other comprehensive income will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on future long-term fixed rate debt.

At September 30, 2022, we had fixed rate long-term debt aggregating $135 million and variable rate long-term debt aggregating $50 million.

Return to Index

The fair values of outstanding derivative instruments are as follows (in thousands):

	Fair Value of Derivatives
	September 30, 2022	December 31, 2021	Balance Sheet Classification
Derivatives designated as hedges:
10 year forward interest rate swap	$—	$(5,446)	Other long-term (liabilities)
	$—	$(5,446)

The fair value of all outstanding derivatives was determined using a model with inputs that are observable in the market or can be derived from or corroborated by observable data (Level 2).

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$84	$—	$264	$(831)	Increase (decrease) to interest expense
10 year interest rate swap	165	—	498	490	Increase (decrease) to interest expense
	$249	$—	$762	$(341)

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

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$23,833	$—	$23,833	$—
	$23,833	$—	$23,833	$—
Liabilities:
Deferred compensation liabilities	$17,412	$—	$17,412	$—
	$17,412	$—	$17,412	$—

Return to Index

		Fair Value Measurement at
		December 31, 2021
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$32,299	$—	$32,299	$—
	$32,299	$—	$32,299	$—
Liabilities:
Deferred compensation liabilities	$22,114	$—	$22,114	$—
10 year forward interest rate swap	5,446	—	5,446	—
	$27,560	$—	$27,560	$—
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

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory equipment. In addition, we provide reservoir description capabilities that advance the energy transition, including services that support carbon capture, utilization and storage, hydrogen storage, geothermal projects, and the evaluation and appraisal of mining activities around lithium and other elements necessary for energy storage.
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

Return to Index

We use the same accounting policies to prepare our segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific segments. Summarized financial information concerning our segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended September 30, 2022
Revenue from unaffiliated clients	$78,996	$46,970	$—	$125,966
Inter-segment revenue	103	89	(192)	—
Segment operating income (loss)	9,798	4,417	430	14,645
Total assets (at end of period)	303,102	150,005	117,083	570,190
Capital expenditures	1,590	1,096	16	2,702
Depreciation and amortization	2,872	1,075	224	4,171
Three months ended September 30, 2021
Revenue from unaffiliated clients	$78,775	$39,210	$—	$117,985
Inter-segment revenue	113	161	(274)	—
Segment operating income (loss)	4,425	2,779	(564)	6,640
Total assets (at end of period)	308,251	139,721	138,307	586,279
Capital expenditures	1,727	637	768	3,132
Depreciation and amortization	2,798	1,462	236	4,496
Nine months ended September 30, 2022
Revenue from unaffiliated clients	$229,567	$132,597	$—	$362,164
Inter-segment revenue	424	183	(607)	—
Segment operating income (loss)	16,085	8,447	1,374	25,906
Total assets (at end of period)	303,102	150,005	117,083	570,190
Capital expenditures	5,721	1,984	490	8,195
Depreciation and amortization	8,804	3,581	703	13,088
Nine months ended September 30, 2021
Revenue from unaffiliated clients	$233,512	$111,601	$—	$345,113
Inter-segment revenue	240	238	(478)	—
Segment operating income (loss)	21,742	8,170	1,150	31,062
Total assets (at end of period)	308,251	139,721	138,307	586,279
Capital expenditures	6,780	1,155	854	8,789
Depreciation and amortization	8,984	4,354	780	14,118

(1) "Corporate & Other" represents those items that are not directly related to a particular segment and eliminations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of September 30, 2022, and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and (ii) the audited consolidated financial statements and accompanying notes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Annual Report").

General

Core Laboratories N.V. is a Netherlands limited liability company. It was established in 1936 and is one of the world's leading providers of proprietary and patented reservoir description and production enhancement services and products to the oil and gas industry. These services and products can enable our clients to evaluate and improve reservoir performance and increase oil and gas recovery from new and existing fields. Core Laboratories N.V. has over 70 offices in more than 50 countries and employs approximately 3,600 people worldwide.

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

•
Reservoir Description: Encompasses the characterization of petroleum reservoir rock and reservoir fluids samples to increase production and improve recovery of crude oil and natural gas from our clients' reservoirs. We provide laboratory-based analytical and field services to characterize properties of crude oil and crude oil-derived products to the oil and gas industry. We also provide proprietary and joint industry studies based on these types of analyses and manufacture associated laboratory equipment. In addition, we provide reservoir description capabilities that advance the energy transition, including services that support carbon capture, utilization and storage, hydrogen storage, geothermal projects, and the evaluation and appraisal of mining activities around lithium and other elements necessary for energy storage.
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

Return to Index

implied, will be achieved. While we believe that these statements are and will be accurate, our actual results and experience may differ materially from the anticipated results or other expectations expressed in our statements due to a variety of risks and uncertainties.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Part II, "Item 1A - Risk Factors" of this Quarterly Report and "Item 1A - Risk Factors" in our 2021 Annual Report and other reports filed by us with the Securities and Exchange Commission ("SEC").

Outlook

The events associated with the COVID-19 pandemic that began in 2020 continued in 2021 and 2022. Certain international countries continued mandated shut-downs, home sheltering and social distancing policies that initially caused uncertainty in the demand for crude oil and associated products; however demand for these products has recovered more quickly than global production causing crude-oil commodity prices to increase significantly. Although U.S. land drilling and completion activities continued to show improvement during 2021 and strengthened during the nine months ended September 30, 2022, activity still remains well below pre-pandemic levels. Additionally, international activity continued to be adversely impacted by increasing infection rates associated with new variant strains of the COVID-19 virus during 2021 and 2022, which has continued to cause business disruptions associated with government mandated shut-downs, travel restrictions, quarantine protocols and worksite closures in various international regions. These disruptions started to ease during the third quarter of 2022.

The geopolitical conflict between Russia and Ukraine that erupted in February 2022, has also resulted in disruptions to traditional supply chains associated with the movement of crude oil, primarily reducing the level of crude oil sourced from Russia and being imported into various European ports. However, the supply chains associated with the movement of crude oil continue realigning to new logistical patterns, as we expect Europe will find new suppliers of crude oil to import into the region. These events have caused very elevated energy prices throughout Europe, and the current global demand for crude oil and natural gas has remained at a high level; thus, Core Lab expects supply lines to realign, and the Company's volume of associated laboratory services to increase commensurate with the trading and movement of crude-oil into Europe and across the globe. Additionally, European countries have begun elevating the level of LNG imports to offset the loss of natural gas sourced from Russia. The Company provides some laboratory analytical services associated with the movement of LNG products, which may offer some additional opportunities for the Company in this region. In March 2022, completion product sales delivered through our Production Enhancement segment into Ukraine were suspended and continue to be limited due to disruptions in freight transport services.

We are actively monitoring the situation in Ukraine and assessing its impact on our operations in the region, including our business partners and customers. We have not experienced any material interruptions in our infrastructure, supplies or networks needed to support our operations. However, the situation continues to evolve and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government responses, are fluid and beyond our control.

Crude-oil commodity prices remain volatile and continued to increase significantly during the nine months ended September 30, 2022, as a result of the Russia-Ukraine geopolitical conflict and the additional uncertainty in supply of crude oil and natural gas. The activities associated with the production of oil and gas are expected to increase for the remainder of 2022; however growth may be moderated by limitations in personnel, equipment, supply chain disruptions, as well as the allocation of capital resources by oil and gas producing companies during the fourth quarter. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain elevated and supported by increasing demand with only moderate growth in production levels. If crude-oil commodity prices remain at current levels or increase, our clients' activities associated with the energy markets are also expected to increase for the remainder of 2022 depending on the outlook for the global economy, decisions by

Return to Index

OPEC nations and Russia associated with the crude oil supply and productions, the pace of recovery from the COVID-19 pandemic and considerations associated with the Russia-Ukraine geopolitical conflict.

Core Laboratories has continued to operate as an essential business with timely delivery of products and services to our clients during the COVID-19 pandemic. The disruptions described above have primarily been associated with operational workflows stemming from travel and product delivery, as well as suspensions and delays in client projects. The global supply chain challenges have resulted in certain disruptions to our workflow; however, the impact to our operations has been minimized by carrying higher levels of inventory, and currently, we do not anticipate significant disruption in our key supply chains for the remainder of 2022. We also continue to follow an established continuity plan across our global organization to protect the health of employees while servicing our clients. In addition, the continuing inflationary impact that began in 2021 and worsened during the nine months ended September 30, 2022, has resulted in increased costs for raw materials, transportation and shipping, and personnel, which has negatively impacted profit margins on both product sales and service revenue.

Our major clients continue to focus on capital management, return on invested capital, free cash flow, and returning capital to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. As oil and gas commodity prices are expected to remain elevated in the near to mid-term, the Company expects our clients' activities associated with increasing oil and gas reserves and production levels will continue to increase in the coming years. Additionally, some of our major clients have begun investing and developing other sources of energy, including renewables, and focusing on emission reduction initiatives. Some of these initiatives include deployment of technologies associated with hydrogen or lithium-based batteries, and carbon capturing and sequestration. Considering a longer-term strategy, we expect to be well positioned as our clients continue their focus on employing higher technological solutions in their efforts to optimize production and estimated ultimate recovery in the most cost efficient and environmentally responsible manner.

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

Return to Index

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended September 30,				Change
	2022		2021		$	%
REVENUE:
Services	$87,891	70%	$84,820	72%	$3,071	4%
Product sales	38,075	30%	33,165	28%	4,910	15%
Total revenue	125,966	100%	117,985	100%	7,981	7%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	67,618	77%	67,086	79%	532	1%
Cost of product sales, exclusive of depreciation expense shown below*	31,312	82%	25,832	78%	5,480	21%
Total cost of services and product sales	98,930	79%	92,918	79%	6,012	6%
General and administrative expense, exclusive of depreciation expense shown below	10,001	8%	15,115	13%	(5,114)	(34)%
Depreciation and amortization	4,171	3%	4,496	4%	(325)	(7)%
Other (income) expense, net	(1,781)	(1)%	(1,184)	(1)%	(597)	50%
OPERATING INCOME (LOSS)	14,645	12%	6,640	6%	8,005	121%
Interest expense	3,138	2%	2,669	2%	469	18%
Income (loss) from continuing operations before income taxes	11,507	9%	3,971	3%	7,536	190%
Income tax expense (benefit)	3,856	3%	2,962	3%	894	30%
Income (loss) from continuing operations	7,651	6%	1,009	1%	6,642	658%
Net income (loss)	7,651	6%	1,009	1%	6,642	658%
Net income (loss) attributable to non-controlling interest	127	—%	135	—%	(8)	NM
Net income (loss) attributable to Core Laboratories N.V.	$7,524	6%	$874	1%	$6,650	761%

Other Data:
Current ratio (1)	2.23:1		2.21:1
Debt to EBITDA ratio (2)	2.81:1		2.33:1
Debt to Adjusted EBITDA ratio (3)	2.42:1		2.10:1

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

Return to Index

	Three Months Ended				Change
	September 30, 2022		June 30, 2022		$	%
REVENUE:
Services	$87,891	70%	$85,422	71%	$2,469	3%
Product sales	38,075	30%	35,476	29%	2,599	7%
Total revenue	125,966	100%	120,898	100%	5,068	4%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	67,618	77%	68,166	80%	(548)	(1)%
Cost of product sales, exclusive of depreciation expense shown below*	31,312	82%	29,791	84%	1,521	5%
Total cost of services and product sales	98,930	79%	97,957	81%	973	1%
General and administrative expense, exclusive of depreciation expense shown below	10,001	8%	6,847	6%	3,154	46%
Depreciation and amortization	4,171	3%	4,360	4%	(189)	(4)%
Other (income) expense, net	(1,781)	(1)%	82	—%	(1,863)	NM
OPERATING INCOME (LOSS)	14,645	12%	11,652	10%	2,993	26%
Interest expense	3,138	2%	2,707	2%	431	16%
Income (loss) from continuing operations before income taxes	11,507	9%	8,945	7%	2,562	29%
Income tax expense (benefit)	3,856	3%	1,789	1%	2,067	116%
Income (loss) from continuing operations	7,651	6%	7,156	6%	495	7%
Net income (loss)	7,651	6%	7,156	6%	495	7%
Net income (loss) attributable to non-controlling interest	127	—%	90	—%	37	NM
Net income (loss) attributable to Core Laboratories N.V.	$7,524	6%	$7,066	6%	$458	6%

Other Data:
Current ratio (1)	2.23:1		2.08:1
Debt to EBITDA ratio (2)	2.81:1		3.23:1
Debt to Adjusted EBITDA ratio (3)	2.42:1		2.47:1

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

Return to Index

	Nine Months Ended September 30,				Change
	2022		2021		$	%
REVENUE:
Services	$258,036	71%	$255,065	74%	$2,971	1%
Product sales	104,128	29%	90,048	26%	14,080	16%
Total revenue	362,164	100%	345,113	100%	17,051	5%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	204,641	79%	197,717	78%	6,924	4%
Cost of product sales, exclusive of depreciation expense shown below*	89,198	86%	73,192	81%	16,006	22%
Total cost of services and product sales	293,839	81%	270,909	78%	22,930	8%
General and administrative expense, exclusive of depreciation expense shown below	29,393	8%	33,246	10%	(3,853)	(12)%
Depreciation and amortization	13,088	4%	14,118	4%	(1,030)	(7)%
Other (income) expense, net	(62)	—%	(4,222)	(1)%	4,160	(99)%
OPERATING INCOME (LOSS)	25,906	7%	31,062	9%	(5,156)	(17)%
Interest expense	8,489	2%	6,562	2%	1,927	29%
Income (loss) from continuing operations before income taxes	17,417	5%	24,500	7%	(7,083)	(29)%
Income tax expense (benefit)	4,449	1%	7,068	2%	(2,619)	(37)%
Income (loss) from continuing operations	12,968	4%	17,432	5%	(4,464)	(26)%
Net income (loss)	12,968	4%	17,432	5%	(4,464)	(26)%
Net income (loss) attributable to non-controlling interest	266	—%	393	—%	(127)	NM
Net income (loss) attributable to Core Laboratories N.V.	$12,702	4%	$17,039	5%	$(4,337)	(25)%

Other Data:
Current ratio (1)	2.23:1		2.21:1
Debt to EBITDA ratio (2)	2.81:1		2.33:1
Debt to Adjusted EBITDA ratio (3)	2.42:1		2.10:1

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

Operating Results for the Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021 and June 30, 2022 and for the Nine Months Ended September 30, 2022 compared to the Nine Months Ended September 30, 2021

Service Revenue

Service revenue is primarily tied to activities associated with the exploration and production of oil, gas and derived products outside the U.S. For the three months ended September 30, 2022, service revenue was $87.9 million, an increase of 4% year-over-year and 3% sequentially. Year-over-year, the increase was due to the moderate increase in activity levels in the U.S. market coupled with slight growth in activity levels in international markets, which continued to be impacted by the Russia-Ukraine geopolitical conflict. Sequentially, activity levels in the international markets increased moderately as disruptions caused by the Russia-Ukraine geopolitical conflict have decreased and new logistical patterns of the supply lines of crude oil and derived products continue to realign. However, the increase was partially offset by a decrease in the U.S market. For the nine months ended September 30, 2022, service revenue of $258.0 million slightly increased 1% compared to $255.1 million

Return to Index

for the nine months ended September 30, 2021. As over 70% of service revenue is generated from international markets and some of our customer contracts are denominated in foreign currencies, the devaluation of most major currencies against the U.S. Dollar adversely impacted the growth of service revenue during the nine months ended September 30, 2022.

We continue to focus on large-scale core analyses and reservoir fluids characterization studies in the Eagle Ford, the Permian Basin and the Gulf of Mexico, along with Guyana, Suriname, Malaysia and other international locations such as offshore South America, Australia, Southern Namibia and the Middle East, including Kuwait and the United Arab Emirates. Analysis of crude oil derived products also occurs in every major producing region of the world.

Product Sales Revenue

For the three months ended September 30, 2022, product sales revenue of $38.1 million increased 15% year-over-year and 7% sequentially. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The average rig count for U.S. land increased 53% year-over-year and 6% sequentially. The average rig count for international markets increased 11% year-over-year and 5% sequentially. Year-over-year our product sales revenue increased by 13% in the U.S. market and 16% in the international markets, as a result of the elevated rig counts and activity. Sequentially, our product sales revenue in the U.S. market increased approximately 22%, outperforming the average rig count and estimated well completion activity; however, product sales revenue in the international markets decreased by approximately 4% due to a lower level of large bulk orders completed in the three months ended September 30, 2022. For the nine months ended September 30, 2022, product sales revenue of $104.1 million increased compared to $90.0 million for the nine months ended September 30, 2021. The increase was due primarily to higher activity levels in both U.S. land and international markets, as discussed above.

Cost of Services, excluding depreciation

Cost of services was $67.6 million for the three months ended September 30, 2022, and remained flat year-over-year and sequentially. Cost of services expressed as a percentage of service revenue decreased to 77% for the three months ended September 30, 2022, compared to 79% for the same period in the prior year, and 80% for the prior quarter. The year-over-year and sequential improvement in cost of services as a percentage of service revenue for the three months ended September 30, 2022, was primarily associated with improved utilization of our laboratory network on higher revenue. Cost of services increased to $204.6 million for the nine months ended September 30, 2022, compared to $197.7 million for the nine months ended September 30, 2021. Cost of services expressed as a percentage of service revenue increased slightly primarily due to the restoration of employees' compensation and benefit plans in 2022 from temporary cost saving measures that were implemented in response to COVID-19.

Cost of Product Sales, excluding depreciation

Cost of product sales was $31.3 million for the three months ended September 30, 2022, an increase of 21% year-over-year and 5% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 82% for the three months ended September 30, 2022, compared to 78% for the same period in the prior year, and 84% for the prior quarter. Year-over-year, higher cost of product sales as a percentage of product sales revenue was primarily due to continued supply chain challenges and elevated inflation which has increased our shipping and raw materials costs. Sequentially, lower cost of product sales as a percentage of products sales revenue was primarily due to improved manufacturing productivity and absorption of fixed costs on a higher revenue base. Cost of product sales of $89.2 million for the nine months ended September 30, 2022, increased compared to $73.2 million for the nine months ended September 30, 2021. Cost of product sales expressed as a percentage of product sales revenue was 86% for the nine months ended September 30, 2022, compared to 81% for the nine months ended September 30, 2021. Higher cost of product sales as a percentage of products sales revenue in the nine months ended September 30, 2022, was due to a combination of increased employees' compensation, shipping and raw materials costs, as discussed above.

Return to Index

General and Administrative Expense, excluding depreciation

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended September 30, 2022, was $10.0 million, a decrease of $5.1 million year-over-year and an increase of $3.2 million sequentially. The variances across these three quarters are primarily due to adjustments in the recognition of stock-based compensation expense during those periods. The three months ended September 30, 2021, includes a charge of $6.5 million to recognize the full award for performance shares granted to employees eligible for retirement. The three months ended June 30, 2022, includes the reversal of $3.3 million in stock compensation expense previously recognized, as performance conditions associated with performance share awards scheduled to vest on December 31, 2022, were determined to be unachievable. G&A expense of $29.4 million for the nine months ended September 30, 2022, compared to $33.2 million for the nine months ended September 30, 2021. The decrease was primarily due to changes in compensation expense during those periods, as discussed above, partially offset as employees' compensation was fully restored in 2022 from temporary cost saving measures that were implemented in response to COVID-19.

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended September 30, 2022, was $4.2 million a decrease of 7% year-over-year and 4% sequentially. Depreciation and amortization expense for the nine months ended September 30, 2022, was $13.1 million compared to $14.1 million for the nine months ended September 30, 2021. The decrease in depreciation and amortization expense was primarily due to a lower level of capital expenditures over the last two years.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Gain) loss on sale of assets	$(96)	$(231)	$(363)	$(350)
Results of non-consolidated subsidiaries	(59)	(31)	(173)	(1)
Foreign exchange (gain) loss, net	(1,303)	(140)	(462)	(196)
Rents and royalties	(222)	(133)	(533)	(414)
Return on pension assets and other pension costs	(132)	(77)	(416)	(232)
Gain on sale of business	—	—	—	(1,012)
Severance and other charges	—	—	3,332	—
Insurance and other settlements	—	(550)	(669)	(1,300)
Other, net	31	(22)	(778)	(717)
Total other (income) expense, net	$(1,781)	$(1,184)	$(62)	$(4,222)

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
British Pound	$(187)	$(15)	$(195)	$(45)
Canadian Dollar	130	48	159	13
Euro	(501)	(146)	(956)	(337)
Russian Ruble	(533)	(10)	572	31
Colombian Peso	(309)	(50)	(398)	(233)
Other currencies, net	97	33	356	375
Foreign exchange (gain) loss, net	$(1,303)	$(140)	$(462)	$(196)

Return to Index

Interest Expense

Interest expense for the three months ended September 30, 2022, was $3.1 million compared to $2.7 million and $2.7 million for the three months ended September 30, 2021, and June 30, 2022, respectively. Interest expense for the nine months ended September 30, 2022, was $8.5 million compared to $6.6 million for the nine months ended September 30, 2021. The variances are primarily associated with higher interest rates on our aggregated variable rate debt, and changes in aggregated fixed rate debt in the respective quarters. Additionally, the effect of settlement and restructuring of our interest rate swap agreements during the first quarter of 2021 resulted in a lower interest expense in 2021.

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $3.9 million and $4.4 million for the three and nine months ended September 30, 2022, respectively, compared to an income tax expense of $3.0 million and $7.1 million for the three and nine months ended September 30, 2021, respectively. The effective tax rate for the three and nine months ended September 30, 2022, was 33.5% and 25.5% respectively. The effective tax rate for the three and nine months ended September 30, 2021, was 74.6% and 28.8% respectively. The tax rate for the nine months ended September 30, 2022, was largely impacted by taxable gains in local jurisdictions associated with foreign currency translation of U.S. dollar denominated receivables, primarily in the United Kingdom and Turkey. The increased tax was partially offset by the release of withholding tax of $0.6 million related to unrepatriated earnings of our Russian subsidiary amounting to $12 million, which are not expected to be distributed in the foreseeable future. The tax rate for the three months ended September 30, 2021, in contrast, was largely impacted by non-deductible items and the earnings mix of jurisdictions subject to tax for that period.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended September 30,		2022/2021		Three Months Ended June 30,	Q3/Q2
	2022	2021	$ Change	% Change	2022	$ Change	% Change
Revenue:
Reservoir Description	$78,996	$78,775	$221	0%	$75,818	$3,178	4%
Production Enhancement	46,970	39,210	7,760	20%	45,080	1,890	4%
Consolidated	$125,966	$117,985	$7,981	7%	$120,898	$5,068	4%
Operating income (loss):
Reservoir Description	$9,798	$4,425	$5,373	121%	$5,925	$3,873	65%
Production Enhancement	4,417	2,779	1,638	59%	4,949	(532)	(11)%
Corporate and Other (1)	430	(564)	994	NM	778	(348)	NM
Consolidated	$14,645	$6,640	$8,005	121%	$11,652	$2,993	26%
"NM" means not meaningful (1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Return to Index

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Revenue:
Reservoir Description	$229,567	$233,512	$(3,945)	(2)%
Production Enhancement	132,597	111,601	20,996	19%
Consolidated	$362,164	$345,113	$17,051	5%
Operating income (loss):
Reservoir Description	$16,085	$21,742	$(5,657)	(26)%
Production Enhancement	8,447	8,170	277	3%
Corporate and Other (1)	1,374	1,150	224	NM
Consolidated	$25,906	$31,062	$(5,156)	(17)%
"NM" means not meaningful (1) "Corporate and Other" represents those items that are not directly related to a particular segment.

Reservoir Description

Reservoir Description operations rely heavily on international and offshore activity levels, including existing producing fields and transportation of crude oil across the globe, with approximately 80% of its revenue sourced from producing fields, development projects and movement of crude oil products outside the U.S. The Company continues to see improvement in international projects across several international regions; however, increases in project activity have been offset by disruptions caused by the Russia-Ukraine geopolitical conflict and high levels of positive COVID-19 cases experienced during the first several months of 2022. The Russia-Ukraine geopolitical conflict that erupted in February 2022 has caused interruptions in the movement and logistical patterns for crude oil supply, primarily in Ukraine, Russia and the European Union.

Revenue from the Reservoir Description segment of $79.0 million for the three months ended September 30, 2022, remained flat year-over-year and increased 4% sequentially. As approximately 80% of its revenue is sourced from outside the U.S., the magnitude of revenue growth was adversely impacted by the devaluation of most major currencies against the U.S. Dollar in 2022, as discussed above. The sequential increase in revenue is primarily associated with the continued recovery of activity levels in the last two consecutive quarters. However, the growth in certain regions has been partially offset by disruptions associated with the Russia-Ukraine geopolitical conflict, as discussed above. Revenue from the Reservoir Description segment of $229.6 million for the nine months ended September 30, 2022, decreased from $233.5 million for the nine months ended September 30, 2021. The slight decrease in revenue in 2022 is primarily attributable to the adverse translation effects caused by the weaker Euro and British Pound, as discussed above and disruptions caused by the Russia-Ukraine geopolitical conflict. However, these decreases in revenue were partially offset by increased activities in other regions across the globe.

We continue to focus on large-scale core analysis and reservoir fluids characterization studies in the Asia-Pacific region, offshore Europe and Africa, offshore South America, North America, Southern Namibia and the Middle East. We are also engaged in both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid laboratory in Doha, Qatar, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as expansion of the North Gas Field in Qatar. Additionally, in 2022, Core Lab, under the direction of The CarbonNet Project commenced the second phase of advanced rock property analysis of conventional core extracted from the Gular-1 appraisal well, which is associated with the assessment of a large prospective geologic subsurface structure located in the Gippsland Basin offshore the southeast coast of Australia which could be used for carbon capture and sequestration.

Operating income of $9.8 million for the three months ended September 30, 2022, increased $5.4 million, year-over-year and $3.9 million sequentially. Year-over-year, the increase is primarily due to $4.4 million of accelerated stock compensation expense for retirement eligible employees recorded in the three months ended September 30, 2021. Additionally, during the

Return to Index

three months ended September 30, 2021, client activity levels in the Gulf of Mexico, and along the coastline were disrupted due to significant weather events. No such transactions or events occurred in the three months ended September 30, 2022. These impacts were partially offset by increased costs associated with the restoration of employees' compensation and certain benefit plans in 2022 from temporary cost saving measures that were implemented in response to COVID-19. Sequentially, the increase in operating income is primarily driven by higher revenue and improved utilization of our global laboratory network. Operating income of $16.1 million for the nine months ended September 30, 2022, decreased 26% year-over-year compared to $21.7 million for the nine months ended September 30, 2021. The decrease in operating income is primarily due to restoration of employee's compensation and certain benefit plans in 2022, as discussed above.

Operating margins were 12% for the three months ended September 30, 2022, compared to 6% year-over-year, and 8% sequentially. Year-over-year, the lower operating margin for the three months ended September 30, 2021 was primarily impacted by the additional costs incurred and weather events, as discussed above. Sequentially, the increased operating margin was primarily due to higher revenue and improved utilization of our global laboratory network, as discussed above. Operating margins were 7% for the nine months ended September 30, 2022, which decreased from 9% for the nine months ended September 30, 2021. The decrease in operating margin was primarily due to the restoration of employees' compensation and changes in stock compensation expense, as discussed above.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. Drilling and completion activity levels continued to increase during 2021 and 2022 in both the U.S. onshore and international markets. However, the pace of growth in the U.S. onshore market was slower in 2022 compared to 2021.

Revenue from the Production Enhancement segment was $47.0 million for the three months ended September 30, 2022, and increased 20% year-over-year and 4% sequentially. Year-over-year, the increase was primarily driven by a significant increase in the drilling and completion of land wells in the U.S. and improved activity in international markets. Sequentially, the increase was primarily driven by improved U.S land markets partially offset by lower bulk sales to international markets. Revenue from the Production Enhancement segment of $132.6 million for the nine months ended September 30, 2022, increased from $111.6 million for the nine months ended September 30, 2021. The increase in revenue in 2022 is primarily driven by the factors discussed above.

Our clients remain focused on using technological solutions for their projects to optimize and improve daily production and estimated ultimate recovery from their reservoirs. We continue to develop new technologies and benefit from our clients' acceptance of new services and products, led by HEROTM PerFRAC, GoGunTM, FLOWPROFILER EDSTM and ReFRAC technologies. Core Lab recently introduced GoTrace™. GoTrace™ is a new innovative technology that incorporates our diagnostic services into the Company’s energetic system products, using Core Lab’s Kodiak™ propellant-assisted perforating system with Core Lab’s SpectraChem™ chemical diagnostic tracers. Additionally, Core Lab continues to build on the success of its proprietary Plug and Abandonment Perforating System (“PAC™”) in applications related to well plug and abandonment programs and slot recovery.

Operating income of $4.4 million for the three months ended September 30, 2022, compared to $2.8 million for the same period in the prior year and $4.9 million in the prior quarter. The year-over-year increase in operating income was primarily due to improved manufacturing efficiencies and absorption of fixed cost on a higher revenue base. These improved operating efficiencies have been partially offset by higher employees' compensation costs and increased cost of materials and shipping as a result of inflation. Sequentially, the decrease in operating income was due primarily to:

•
A $1.2 million adjustment recorded in the three months ended June 30, 2022, to reverse stock compensation expense recognized in prior periods for unvested performance share awards, as the performance conditions were determined to be unachievable,

Return to Index

•
Higher raw materials and shipping costs caused by continued inflationary effect during the three months ended September 30, 2022,
•
Partially offset by the improved manufacturing efficiencies and absorption of fixed costs on a higher revenue base.

Operating income of $8.4 million for the nine months ended September 30, 2022, increased 3% year-over-year compared to $8.2 million for the nine months ended September 30, 2021. The increase in operating income was primarily driven by higher revenue partially offset by the impact of additional employees' compensation cost and higher costs associated with elevated inflation, as discussed above.

Operating margins for the three months ended September 30, 2022, were 9%, compared to operating margins of 7% for the same period in the prior year and 11% in the prior quarter. The higher margins in the three months ended September 30, 2022, when compared to the same period year-over year was primarily driven by improved manufacturing efficiencies offset by the impact of higher compensation and materials costs, as described above. Sequentially, decreased operating margin was primarily due to the inflationary impact and changes in stock compensation expense, as discussed above. Operating margins were 6% for the nine months ended September 30, 2022, which decreased from 7% for the nine months ended September 30, 2021. The decrease in operating margins was primarily due to restoration of employees' compensation and inflation in 2022, as discussed above.

Liquidity and Capital Resources

General

We have historically financed our activities through cash on hand, cash flows from operations, bank credit facilities, equity financing and the issuance of debt. Cash flows from operating activities provides the primary source of funds to finance operating needs, capital expenditures, our dividend and share repurchase program. Our ability to maintain and grow our operating income and cash flow depends, to a large extent, on continued investing activities. We believe our future cash flows from operations, supplemented by our borrowing capacity and the ability to issue additional equity and debt, should be sufficient to fund our debt requirements, capital expenditures, working capital, dividends, share repurchase program and future acquisitions. The Company will continue to monitor and evaluate the availability of debt and equity markets.

Following increased activity levels during the second half of 2021, the Company progressively reinstated certain employee costs, and in January 2022, temporary salary reduction measures have been fully reinstated. Certain employee benefit plans have been partially reinstated beginning April 2022, and the Company will continue to evaluate the reinstatement of those benefits as the market for oilfield service companies continues to more fully recover and stabilize. Additionally, the Company has maintained its reduced dividend plan that was approved and implemented from second quarter of 2020, in order to focus excess free cash flow on debt reduction.

We are a Netherlands holding company, and therefore we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of September 30, 2022, $9.0 million of our $13.7 million of cash was held by our foreign subsidiaries.

Cash Flows

The following table summarizes cash flows (in thousands):

Return to Index

	Nine Months Ended September 30,		2022/2021
	2022	2021	% Change
Cash flows provided by (used in):
Operating activities	$11,745	$29,425	(60)%
Investing activities	(4,914)	(6,529)	(25)%
Financing activities	(10,802)	(17,652)	(39)%
Net change in cash and cash equivalents	$(3,971)	$5,244	NM

Cash flows provided by operating activities for the nine months ended September 30, 2022, decreased by approximately $17.7 million compared to the same period in 2021. The decrease in cash flow provided by operating activities was primarily due to lower levels of profitability for the nine months ended September 30,2022. Cash operating expenses increased in 2022 due to fully restoring employees' compensation in 2022, as well as increased costs associated with higher materials and shipping costs caused by elevated inflation. Additionally, during the nine months ended September 30, 2022, an additional net $2.2 million was used to fund working capital associated with accounts receivable, inventory and accounts payable.

Cash flows used in investing activities for the nine months ended September 30, 2022, decreased by approximately $1.6 million compared to the same period in 2021. Capital expenditures in 2022 were $0.6 million lower in the nine months ended September 30, 2022, when compared to the same period in 2021. Net cash proceeds received from company owned life insurance policies to fund distributions from our deferred compensation program and post-employment benefit plans, were $0.6 million higher in 2022 compared to the same period in 2021. In addition, during the nine months ended September 30, 2022, the Company received $0.6 million of insurance proceeds associated with damages incurred during the winter storm in 2021.

Cash flows used in financing activities for the nine months ended September 30, 2022, decreased by approximately $6.9 million compared to the same period in 2021. Financing activities in 2021 included $59.1 million of net proceeds raised by issuing shares through the 2021 at-the-market program (the "2021 ATM program"), and $58.9 million net cash raised through the issuance of the 2021 Senior Notes. Proceeds from both the 2021 ATM program and the 2021 Senior Notes were used to retire the 2011 Series A Senior Notes and reduce the Company's outstanding borrowings under the credit facility for a total debt reduction of $71.0 million, compared to a $5.0 million net repayment of the Company's borrowings under the credit facility in 2022. Financing activities for the nine months ended September 30, 2022, include $1.6 million fewer repurchases of common shares compared to the same period in 2021 and $1.6 million additional debt issuance costs incurred with the renewal of the Amended Credit Facility.

During the nine months ended September 30, 2022, we repurchased 92,057 of our common shares for an aggregate purchase price of $2.3 million.

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

Return to Index

	Nine Months Ended September 30,		2022/2021
	2022	2021	% Change
Free cash flow calculation:
Net cash provided by operating activities	$11,745	$29,425	(60)%
Less: cash paid for capital expenditures	(8,195)	(8,789)	(7)%
Free cash flow	$3,550	$20,636	(83)%

The decrease in cash provided by operating activities for the nine months ended September 30, 2022, compared to the same period in 2021 are discussed above. Free cash flow decreased for the nine months ended September 30, 2022, compared to the same period in 2021 in line with the decrease in cash from operations offset by lower capital expenditures of $0.6 million.

Senior Notes, Credit Facility and Available Future Liquidity

We have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. Series B of the senior notes was issued in 2011 ("2011 Senior Notes"). Series B consists of $75 million in aggregate principal amount and bears interest at a fixed rate of 4.11% and is due in full on September 30, 2023. Interest on Series B of the 2011 Senior Notes is payable semi-annually on March 30 and September 30. We intend to repay the 2011 Senior Notes Series B with borrowings under our existing long-term Amended Credit Facility; therefore, we continue to classify them as long-term debt.

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

On July 25, 2022, we, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. ("CLIH") entered into an Eighth Amended and Restated Credit Agreement (as amended, the "Amended Credit Facility") modifying and extending the existing credit facility for an aggregate borrowing commitment of $135 million with a $50 million "accordion" feature. The Amended Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company's U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company's U.S. and foreign subsidiary companies. Under the Amended Credit Facility, the Secured Overnight Financing Rate ("SOFR") plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Amended Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company's 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45 million, remain outstanding on July 12, 2025, unless the Company's liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $10 million at September 30, 2022, resulting in an available borrowing capacity under the Amended Credit Facility of approximately $75 million. In addition to indebtedness under the Amended Credit Facility, we had approximately $5 million of outstanding letters of credit and performance guarantees and bonds from other sources as of September 30, 2022. The Amended Credit Facility does not substantially alter the calculation of the net leverage or interest coverage ratios. Pursuant to the terms of the Amended Credit Facility, the maximum leverage ratio permitted is as follows:

Quarter ending	Maximum leverage ratio permitted
June 30, 2022, and September 30, 2022	2.75
December 31, 2022, and thereafter	2.50

Return to Index

The terms of the Amended Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Amended Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements. The Amended Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio as described above. The Amended Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Amended Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Amended Credit Facility. In accordance with the terms of the Amended Credit Facility, our leverage ratio is 2.42, and our interest coverage ratio is 6.39, each for the period ended September 30, 2022. We believe that we are in compliance with all covenants contained in our Amended Credit Facility and Senior Notes. Certain of our material, wholly-owned subsidiaries, are guarantors or co-borrowers under the Amended Credit Facility and Senior Notes.

In March 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a "blend and extend" structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. On April 8, 2022, the forward interest rate swap agreement was terminated and settled for a net gain of $0.6 million and is included in accumulated other comprehensive income (loss). See Note 14, Derivative Instruments and Hedging Activities for additional information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2021 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2021 Annual Report.

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

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

Return to Index

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Return to Index

Office of Foreign Asset Control (“OFAC”), as well as the counterparts of these agencies in foreign countries. The Company actively monitors changes in these regulations as they pertain to the goods and services we provide and their impact on our business, including our business partners and customers.

As the conflict in Ukraine continues, these sanctions may change and be expanded, which could further hinder the Company’s ability to do business in Russia or with certain Russian entities, which could have an adverse impact on the Company’s financial condition and results of operations. Furthermore, in retaliation against new international sanctions and as part of measures to stabilize and support the volatile Russian financial and currency markets, Russian authorities imposed significant currency control measures aimed at restricting the outflow of foreign currency and capital from Russia, imposed various restrictions on transacting with non-Russian parties, banned exports of various products and other economic and financial restrictions.

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

Furthermore, while we have policies, procedures and internal controls in place designed to ensure compliance with applicable sanctions and trade restrictions, and though the current effects from the Russia-Ukraine geopolitical conflict have, thus far, not resulted in a material adverse impact to the Company’s financial condition or results of operations, our employees, contractors, and agents may take actions in violation of such policies and applicable law and we could be held ultimately responsible. We rely on our employees to adhere to the policies, procedures and internal controls we have established to maintain compliance with evolving sanctions and export controls. To that end, we have implemented training programs, both in person and online, to educate our employees on applicable sanctions and export controls laws. If we are held responsible for a violation of U.S. or other countries’ sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

Should future sanctions require us to cease or wind down our Russian operations, our assets located there may be impacted and could become subject to impairment. As of September 30, 2022, the Company’s fixed assets in Russia were $4.3 million, or approximately 4% of the Company’s total fixed assets and less than 1% of the Company’s total assets. Additionally, the Company leases its operating facilities in Russia, and as of September 30, 2022, the contractual obligation to exit these leased facilities is approximately $1.1 million. For the nine months ended September 30, 2022, revenue attributable to our operations in Russia was $16.9 million, representing less than 5% of the Company’s total revenue. Additionally, for the nine months ended September 30, 2022, we released $0.6 million of accrued withholding tax associated with $12.0 million of undistributed earnings from our Russian subsidiary, which are not expected to be distributed in the foreseeable future. Also, cessation of our Russian operations resulting from future sanctions may cause us to incur employee severance and other associated costs statutorily required under local labor laws.

During the nine months ended September 30, 2022, revenue attributable to the Company's Ukraine operations and fixed assets located in Ukraine, were not significant to the Company's total revenue and total fixed assets.

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

Return to Index

The Russia-Ukraine geopolitical conflict may also heighten many other risks disclosed in our 2021 Annual Report, any of which could materially and adversely affect our business and results of operations. Such risks include, but are not limited to, adverse effects on global macroeconomic conditions, including increased inflation; increased volatility in the price and demand of oil and natural gas, increased exposure to cyberattacks; limitations in our ability to implement and execute our business strategy; risks to employees and contractors that we have in the region; disruptions in global supply chains; exposure to foreign currency fluctuations and potential nationalizations and assets seizures in Russia, constraints or disruption in the capital markets and our sources of liquidity; our potential inability to service our remaining performance obligations and potential contractual breaches and litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
July 1 - 31, 2022	—	$—	—	4,515,969
August 1 - 31, 2022 (1)	7,984	$18.01	—	4,535,580
September 1 - 30, 2022 (1)	78	$16.17	—	4,535,832
Total	8,062	$17.99	—

(1)
During the three months ended September 30, 2022, 8,062 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3)
We distributed 27,925 treasury shares upon vesting of stock-based awards during the three months ended September 30, 2022.

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

CORE LABORATORIES N.V.

Date:	October 27, 2022	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index