Form 10-Q
period 2023-03-31
CORE LABORATORIES N V
filed 2023-04-27
CIK 1000229

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

The number of common shares of the registrant, par value EUR 0.02 per share, outstanding at April 21, 2023 was 46,664,413.

CORE LABORATORIES N.V.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

INDEX

PART I - FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CORE LABORATORIES N.V.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,285	$15,428
Accounts receivable, net of allowance for credit losses of $2,436 and $2,214 at 2023 and 2022, respectively	110,699	106,913
Inventories	67,342	60,445
Prepaid expenses	13,197	15,665
Income taxes receivable	13,781	8,190
Other current assets	6,623	5,061
TOTAL CURRENT ASSETS	227,927	211,702
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $315,027 and $314,737 at 2023 and 2022, respectively	102,341	105,028
RIGHT OF USE ASSETS	56,663	52,379
INTANGIBLES, net of accumulated amortization and impairment of $17,650 and $17,475 at 2023 and 2022, respectively	7,268	7,483
GOODWILL	99,445	99,445
DEFERRED TAX ASSETS, net	67,025	68,570
OTHER ASSETS	32,948	33,747
TOTAL ASSETS	$593,617	$578,354
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$38,366	$45,847
Accrued payroll and related costs	23,484	23,431
Taxes other than payroll and income	3,690	4,822
Unearned revenues	5,952	5,942
Operating lease liabilities	11,073	11,699
Income taxes payable	5,133	3,034
Other current liabilities	7,926	8,360
TOTAL CURRENT LIABILITIES	95,624	103,135
LONG-TERM DEBT, net	180,440	172,386
LONG-TERM OPERATING LEASE LIABILITIES	43,793	38,305
DEFERRED COMPENSATION	29,772	31,814
DEFERRED TAX LIABILITIES, net	22,268	22,877
OTHER LONG-TERM LIABILITIES	21,569	20,883
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preference shares, EUR 0.02 par value; 6,000,000 shares authorized, none issued or outstanding	—	—
Common shares, EUR 0.02 par value; 200,000,000 shares authorized, 46,701,102 issued and 46,634,027 outstanding at 2023 and 46,699,102 issued and 46,631,934 outstanding at 2022	1,194	1,194
Additional paid-in capital	111,235	102,254
Retained earnings	87,855	85,949
Accumulated other comprehensive income (loss)	(3,538)	(3,777)
Treasury shares (at cost), 67,075 at 2023 and 67,168 at 2022	(1,360)	(1,362)
Total Core Laboratories N.V. shareholders' equity	195,386	184,258
Non-controlling interest	4,765	4,696
TOTAL EQUITY	200,151	188,954
TOTAL LIABILITIES AND EQUITY	$593,617	$578,354

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
REVENUE:
Services	$91,076	$84,723
Product sales	37,280	30,577
Total revenue	128,356	115,300
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below	70,934	68,857
Cost of product sales, exclusive of depreciation expense shown below	30,594	28,095
General and administrative expense, exclusive of depreciation expense shown below	16,331	12,545
Depreciation	3,939	4,384
Amortization	105	173
Other (income) expense, net	(28)	1,637
OPERATING INCOME (LOSS)	6,481	(391)
Interest expense	3,429	2,644
Income (loss) before income taxes	3,052	(3,035)
Income tax expense (benefit)	610	(1,196)
Net income (loss)	2,442	(1,839)
Net income (loss) attributable to non-controlling interest	69	49
Net income (loss) attributable to Core Laboratories N.V.	$2,373	$(1,888)

EARNINGS (LOSS) PER SHARE INFORMATION:
Basic earnings (loss) per share	$0.05	$(0.04)
Basic earnings (loss) per share attributable to Core Laboratories N.V.	$0.05	$(0.04)

Diluted earnings (loss) per share	$0.05	$(0.04)
Diluted earnings (loss) per share attributable to Core Laboratories N.V.	$0.05	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	46,634	46,298
Diluted	47,481	46,298

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
Net income (loss)	$2,442	$(1,839)
Other comprehensive income (loss):
Interest rate swaps:
Gain (loss) on fair value of interest rate swaps	—	3,957
Interest rate swap amount reclassified to net income (loss)	266	254
Income tax expense (benefit) on interest rate swaps reclassified to net income (loss)	(56)	(831)
Total interest rate swaps	210	3,380
Pension and other postretirement benefit plans:
Amortization of actuarial gain (loss) reclassified to net income (loss)	39	—
Income tax expense (benefit) on pension and other postretirement benefit plans reclassified to net income (loss)	(10)	—
Total pension and other postretirement benefit plans	29	—
Total other comprehensive income (loss)	239	3,380
Comprehensive income (loss)	2,681	1,541
Comprehensive income (loss) attributable to non-controlling interest	69	49
Comprehensive income (loss) attributable to Core Laboratories N.V.	$2,612	$1,492

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
Common Shares
Balance at Beginning of Period	$1,194	$1,188
New share issuance	—	—
Balance at End of Period	$1,194	$1,188

Additional Paid-In Capital
Balance at Beginning of Period	$102,254	$101,120
Stock-based compensation	8,981	5,968
New share issuance	—	—
Balance at End of Period	$111,235	$107,088

Retained Earnings
Balance at Beginning of Period	$85,949	$68,349
Dividends paid	(467)	(463)
Net income (loss) attributable to Core Laboratories N.V.	2,373	(1,888)
Balance at End of Period	$87,855	$65,998

Accumulated Other Comprehensive Income (Loss)
Balance at Beginning of Period	$(3,777)	$(10,133)
Interest rate swaps, net of income taxes	210	3,380
Pension and other postretirement benefit plans, net of income taxes	29	—
Balance at End of Period	$(3,538)	$(6,753)

Treasury Shares
Balance at Beginning of Period	$(1,362)	$(4,075)
Stock-based compensation	3	259
Repurchase of common shares	(1)	(1,920)
Balance at End of Period	$(1,360)	$(5,736)

Non-Controlling Interest
Balance at Beginning of Period	$4,696	$4,552
Net income (loss) attributable to non-controlling interest	69	49
Balance at End of Period	$4,765	$4,601

Total Equity
Balance at Beginning of Period	$188,954	$161,001
Stock-based compensation	8,984	6,227
Repurchase of common shares	(1)	(1,920)
Dividends paid	(467)	(463)
New share issuance	—	—
Interest rate swaps, net of income taxes	210	3,380
Pension and other postretirement benefit plans, net of income taxes	29	—
Net income (loss)	2,442	(1,839)
Balance at End of Period	$200,151	$166,386

Cash Dividends per Share	$0.01	$0.01

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
Common Shares - Number of shares issued
Balance at Beginning of Period	46,699,102	46,454,264
New share issuance	2,000	—
Balance at End of Period	46,701,102	46,454,264

Treasury Shares - Number of shares
Balance at Beginning of Period	(67,168)	(104,866)
Stock-based compensation	150	9,299
Repurchase of common shares	(57)	(75,020)
Balance at End of Period	(67,075)	(170,587)

Common Shares - Number of shares outstanding
Balance at Beginning of Period	46,631,934	46,349,397
New share issuance	2,000	—
Stock-based compensation	150	9,299
Repurchase of common shares	(57)	(75,020)
Balance at End of Period	46,634,027	46,283,676

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,442	$(1,839)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	8,984	6,227
Depreciation and amortization	4,044	4,557
Changes in value of life insurance policies	(791)	1,911
Deferred income taxes	936	1,698
Other non-cash items	1,049	391
Changes in assets and liabilities:
Accounts receivable	(4,024)	(2,831)
Inventories	(7,126)	(2,498)
Prepaid expenses and other current assets	(3,399)	(3,952)
Other assets	1,746	(571)
Accounts payable	(7,078)	3,693
Accrued expenses	587	4,136
Unearned revenues	10	(163)
Other liabilities	(549)	(5,469)
Net cash provided by (used in) operating activities	(3,169)	5,290
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,208)	(2,297)
Patents and other intangibles	90	(13)
Proceeds from sale of assets	80	81
Proceeds from insurance recovery	—	583
Net proceeds on life insurance policies	—	2,074
Net cash provided by (used in) investing activities	(2,038)	428
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(16,000)	(14,000)
Proceeds from long-term debt	24,000	15,000
Dividends paid	(466)	(463)
Repurchase of common shares	(1)	(1,920)
Equity related transaction costs	(1,285)	—
Other financing activities	(184)	(1)
Net cash provided by (used in) financing activities	6,064	(1,384)
NET CHANGE IN CASH AND CASH EQUIVALENTS	857	4,334
CASH AND CASH EQUIVALENTS, beginning of period	15,428	17,703
CASH AND CASH EQUIVALENTS, end of period	$16,285	$22,037

Supplemental disclosures of cash flow information:
Cash payments for interest	$2,956	$2,508
Cash payments for income taxes	$1,541	$2,691

The accompanying notes are an integral part of these interim consolidated financial statements.

Return to Index

CORE LABORATORIES N.V.

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. DESCRIPTION OF BUSINESS

References to "Core Lab", "Core Laboratories", the "Company", "we", "our" and similar phrases are used throughout this Quarterly Report on Form 10-Q ("Quarterly Report") and relate collectively to Core Laboratories N.V. and its consolidated subsidiaries.

We operate our business in two segments: (1) Reservoir Description and (2) Production Enhancement. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields. For a description of the types of services and products offered by these operating segments, see Note 16 - Segment Reporting.

On January 17, 2023, the Company filed a proxy statement/prospectus announcing its intention to reorganize the Company’s corporate structure, which will include redomestication (the “Redomestication”) of the parent company from the Netherlands to the United States as Core Laboratories Inc., a Delaware corporation. The Company and its Board of Supervisory Directors believe that the Redomestication will enhance shareholder value over the long-term through simplifying the corporate structure, improving operational efficiencies and reducing administrative costs.

The Redomestication requires a shareholder vote for approval, which was conducted through an extraordinary general meeting of the Company’s shareholders on March 29, 2023, and received an affirmative vote. The transaction is expected to become effective approximately 30 days following the date of the extraordinary general meeting, on May 1, 2023.

The Redomestication will be completed through a series of steps, as follows:

(1) Core Laboratories N.V. will merge with and into Core Laboratories Luxembourg S.A, a wholly owned subsidiary of Core Laboratories N.V., with Core Laboratories Luxembourg S.A. surviving, and

(2) As soon as practicable thereafter, Core Laboratories Luxembourg S.A. will migrate out of Luxembourg and redomesticate into the State of Delaware, as Core Laboratories Inc., which will become the ultimate parent company.

Upon completion of the transaction, Core Laboratories N.V. shareholders will hold one share of common stock of Core Laboratories Inc. for each common share of Core Laboratories N.V. owned immediately prior to the Redomestication. The Company’s shares will continue to trade uninterrupted during and upon completion of the Redomestication. The common shares of Core Laboratories Inc. will remain listed on the New York Stock Exchange under the ticker symbol “CLB” and will be registered with the U.S. Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

2. SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in Note 2 - Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the year ended December 31, 2022 (the "Annual Report"). There have been no changes to the accounting policies during the three months ended March 31, 2023.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements include the accounts of Core Laboratories N.V. and its subsidiaries for which we have a controlling voting interest and/or a controlling financial interest. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") for interim financial information using the instructions to Form 10-Q and Article 10 of Regulation S-X. Core Laboratories N.V.'s balance sheet information for the year ended December 31, 2022, was derived from the 2022 audited consolidated financial statements. Accordingly, these financial statements do not include all of the information and footnote disclosures required by U.S. GAAP

Return to Index

for the annual financial statements and should be read in conjunction with the audited financial statements and the summary of significant accounting policies and notes thereto included in our 2022 Annual Report.

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

In the opinion of management, all adjustments considered necessary for a fair statement of the results for the interim periods presented have been included in these financial statements. Furthermore, the operating results presented for the three months ended March 31, 2023, may not necessarily be indicative of the results that may be expected for the year ending December 31, 2023.

Certain reclassifications were made to prior period amounts in order to conform to the current period presentation. These reclassifications had no impact on the reported net income or cash flows for the three months ended March 31, 2022.

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

The geopolitical conflict between Russia and Ukraine, which began in February 2022 and has continued through March 31, 2023, has resulted in disruptions to our operations in Ukraine and Russia. The Company has assessed the need for impairment testing for LLA in Russia and Ukraine as of March 31, 2023. As of March 31, 2023, all laboratory facilities, offices, and locations in Russia continued to operate and remained profitable, which formed the basis of our projections for evaluating impairment, and no specific asset impairments were identified. With regard to the Company’s operations and associated fixed assets in Ukraine, there is no damage to our facilities as of March 31, 2023. During the three months ended March 31, 2023, the Company has performed limited operations in Ukraine as the circumstances permit and intends to resume full operations in Ukraine at such time as we believe appropriate and safe for our local employees. Therefore, we determined there was no impairment for LLA in Ukraine as of March 31, 2023.

3. ACQUISITIONS AND DIVESTURES

We had no significant business acquisitions or divestures during the three months ended March 31, 2023 and 2022.

4. CONTRACT ASSETS AND LIABILITIES

The balance of contract assets and liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Contract assets:
Current	$569	$1,148
	$569	$1,148
Contract liabilities:
Current	$794	$907
Non-current	24	24
	$818	$931

Return to Index

March 31, 2023
Estimate of when contract liabilities will be recognized as revenue:
Within 12 months	$794
Within 12 to 24 months	—
Greater than 24 months	24

The current portion of contract assets are included in our accounts receivable. The current portion of contract liabilities is included in unearned revenues and the non-current portion of contract liabilities is included in other long-term liabilities.

We did not recognize any impairment losses on our contract assets during the three months ended March 31, 2023 and 2022.

5. INVENTORIES

Inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Finished goods	$32,247	$26,534
Parts and materials	32,173	31,323
Work in progress	2,922	2,588
Total inventories	$67,342	$60,445

We include freight costs incurred for shipping inventory to our clients in the cost of product sales caption in the accompanying consolidated statements of operations.

6. LEASES

We have operating leases primarily consisting of office and lab space, machinery and equipment and vehicles. The components of lease expense are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating lease expense	$4,489	$4,169
Short-term lease expense	429	424
Variable lease expense	604	413
Total lease expense	$5,522	$5,006
Other information:
Operating cash flows - operating leases payments	$4,165	$4,621
Right of use assets obtained (released) in exchange for operating lease obligations	$8,590	$2,415
Weighted-average remaining lease term - operating leases	8.41 years	7.35 years
Weighted-average discount rate - operating leases	5.18%	4.59%

Scheduled undiscounted lease payments for non-cancellable leases consist of the following (in thousands):

March 31, 2023
Remainder of 2023	$10,650
2024	10,761
2025	8,730
2026	6,680
2027	5,513
Thereafter	26,772
Total undiscounted lease payments	69,106
Less: Imputed interest	(14,240)
Total operating lease liabilities	$54,866

Return to Index

See Note 13 - Other (income) and expense, net regarding lease abandonments during the three months ended March 31, 2023.

7. LONG-TERM DEBT, NET

We have no significant finance lease obligations. Debt is summarized in the following table (in thousands):

	Interest Rate	Maturity Date	March 31, 2023	December 31, 2022
2011 Senior Notes Series B (1)	4.11%	September 30, 2023	$75,000	$75,000
2021 Senior Notes Series A (2)	4.09%	January 12, 2026	45,000	45,000
2021 Senior Notes Series B (2)	4.38%	January 12, 2028	15,000	15,000
Credit Facility			48,000	40,000
Total long-term debt			183,000	175,000
Less: Debt issuance costs			(2,560)	(2,614)
Long-term debt, net			$180,440	$172,386

(1) Interest is payable semi-annually on March 30 and September 30.

(2) Interest is payable semi-annually on June 30 and December 30.

We, along with our wholly owned subsidiary Core Laboratories (U.S.) Interests Holdings, Inc. ("CLIH") as issuer, have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. Series B of the 2011 Senior Notes was issued in 2011 (the "2011 Senior Notes"). Series A and Series B of the 2021 Senior Notes were issued and funded in 2021 (the "2021 Senior Notes"). The 2021 Senior Notes and the 2011 Senior Notes are collectively the "Senior Notes". We intend to repay the 2011 Senior Notes Series B at maturity in September 2023 using borrowings under our existing long-term credit facility; therefore, we continue to classify them as long-term debt.

We, along with our wholly owned subsidiary CLIH, have a credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the "Credit Facility") for an aggregate borrowing commitment of $135 million with a $50 million “accordion” feature. The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company's U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company's U.S. and foreign subsidiary companies. Under the Credit Facility, the Secured Overnight Financing Rate ("SOFR") plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company’s 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45 million, remain outstanding on July 12, 2025, unless the Company's liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $9 million at March 31, 2023, resulting in an available borrowing capacity under the Credit Facility of approximately $78 million. In addition to indebtedness under the Credit Facility, we had approximately $6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2023.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.18, and our interest coverage ratio is 6.20, each for the period ended

Return to Index

March 31, 2023. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly owned subsidiaries are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 11 - Derivative Instruments and Hedging Activities for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and long-term debt.

The estimated fair value of total debt at March 31, 2023, and December 31, 2022, approximated the book value of total debt. The fair value was estimated using Level 2 inputs by calculating the sum of the discounted future interest and principal payments through the maturity date.

8. PENSION

Prior to January 2020, we provided a noncontributory defined benefit pension plan covering substantially all of our Dutch employees ("Dutch Plan") who were hired prior to 2000. This pension benefit was based on years of service and final pay or career average pay, depending on when the employee began participating. The Dutch Plan was curtailed prior to January 2020, and these employees have been moved into the Dutch defined contribution plan. However, the unconditional indexation for this group of participants continues for so long as they remain in active service with the Company.

The following table summarizes the components of net periodic pension cost under the Dutch Plan (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Interest cost	$367	$154
Expected return on plan assets	(326)	(145)
Net periodic pension cost	$41	$9

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

See Note 7 - Long-term Debt, net for amounts committed under letters of credits and performance guarantees and bonds.

10. EQUITY

Common Shares

On June 9, 2022, we entered into an Equity Distribution Agreement with certain banks (the "2022 Equity Distribution Agreement") for the issuance and sale of up to $60.0 million of our common shares. Under the terms of the 2022 Equity Distribution Agreement, sales of our common shares may be made by any method deemed to be an "at-the-market offering" as defined in Rule 415 under the Securities Act of 1933. The Company elects when to issue a placement notice which may, among other sales parameters, specify the number of shares to be sold, the minimum price per share to be accepted, the daily volume of shares that may be sold and the range of dates when shares may be sold. The Company intends to use the net proceeds from any offerings for general corporate purposes. Pending these uses, Core Lab intends to invest the net proceeds in investment-grade interest-bearing obligations, highly liquid cash equivalents, certificates of deposit or direct or guaranteed obligations of the United States of America. As of the date of this report, the Company has not sold any shares under the 2022 Equity Distribution Agreement.

During the three months ended March 31, 2023, we distributed 2,000 common shares upon vesting of stock-based awards.

Return to Index

Treasury Shares

During the three months ended March 31, 2023, we distributed 150 treasury shares upon vesting of stock-based awards. During the three months ended March 31, 2023, we repurchased 57 of our common shares for $1 thousand, which were surrendered to us pursuant to the terms of a stock-based compensation plan in consideration of the participants' tax burdens resulting from the issuance of common shares under that plan. Such common shares, unless canceled, may be reissued for a variety of purposes such as future acquisitions, non-employee director stock awards or employee stock awards.

Dividend Policy

In March 2023, we paid a quarterly cash dividend of $0.01 per common share. In addition, on April 26, 2023, we declared a quarterly dividend of $0.01 per common share for shareholders of record on May 8, 2023, and payable on May 30, 2023.

Accumulated Other Comprehensive Income (Loss)

Amounts recognized, net of income tax, in accumulated other comprehensive income (loss) consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Pension and other post-retirement benefit plans - unrecognized prior service costs and net actuarial loss	$(5,079)	$(5,108)
Interest rate swaps - net gain (loss) on fair value	1,541	1,331
Total accumulated other comprehensive income (loss)	$(3,538)	$(3,777)

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

We are exposed to market risks related to fluctuations in interest rates. To mitigate these risks, we may utilize derivative instruments in the form of interest rate swaps. We do not enter into derivative transactions for speculative purposes.

Under the Company's Credit Facility, the SOFR plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. See Note 7 - Long-Term Debt, Net for additional information. The Company has elected to apply the optional expedient for hedging relationships affected by reference rate reform. Accordingly, no outstanding balance on the Credit Facility with a SOFR rate or future long-term debt will preclude cash flow hedging with existing London Inter-Bank Offer Rate ("LIBOR") hedging instruments.

In August 2014, we entered into a swap agreement with a notional amount of $25 million ("2014 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 2.5% through August 29, 2024. In February 2020, we entered into a second swap agreement with a notional amount of $25 million ("2020 Variable-to-Fixed Swap"), and the LIBOR portion of the interest rate was fixed at 1.3% through February 28, 2025. These interest rate swap agreements were terminated, dedesignated and settled in March 2021. The hedging relationship is highly effective; therefore, gains and losses on these swaps will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on the Credit Facility. Losses on these swaps included in accumulated other comprehensive income (loss) as of March 31, 2023, are $0.8 million of which $0.7 million, is expected to be reclassified into earnings within the next 12 months as interest payments are made on the Company’s Credit Facility.

In March 2021, we entered into a new forward interest rate swap agreement for a notional amount of $60 million and carried the fair value of the terminated 2014 and 2020 Variable-to-Fixed Swaps into the new agreement in a "blend and extend" structured transaction. The purpose of this forward interest rate swap agreement is to fix the underlying risk-free rate, that would be associated with the anticipated issuance of new long-term debt by the Company in future periods. The forward interest rate swap would hedge the risk-free rate on forecasted long-term debt for a maximum of 11 years through March 2033. Risk associated with future changes in the 10-year LIBOR interest rates have been fixed up to a notional amount of $60 million

Return to Index

with this instrument. The interest rate swap qualifies as a cash flow hedging instrument. This forward interest rate swap agreement was terminated and settled in April 2022. The hedging relationship is highly effective, therefore, the gain on the termination of the forward interest rate swap is included in accumulated other comprehensive income (loss). Upon issuing new long-term debt in future periods, amounts included in accumulated other comprehensive income (loss) will be reclassified into interest expense in accordance with the forecasted transactions or the scheduled interest payments on future long-term fixed rate debt. Gain on this swap included in accumulated other comprehensive income (loss) at March 31, 2023, is $2.3 million.

As of March 31, 2023, the aggregated gains and losses on these interest swaps and forward interest rate swaps that is included in accumulated other comprehensive income (loss) are a net gain of $1.5 million.

At March 31, 2023, we had fixed rate long-term debt aggregating $135 million and variable rate long-term debt aggregating $48 million.

The effect of the interest rate swaps on the consolidated statements of operations is as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022	Income Statement Classification
Derivatives designated as hedges:
5 year interest rate swap	$83	$89	Increase (decrease) to interest expense
10 year interest rate swap	183	165	Increase (decrease) to interest expense
	$266	$254

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

The following table summarizes the fair value balances (in thousands):

		Fair Value Measurement at
		March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$24,579	$—	$24,579	$—
	$24,579	$—	$24,579	$—
Liabilities:
Deferred compensation liabilities	$17,347	$—	$17,347	$—
	$17,347	$—	$17,347	$—

Return to Index

		Fair Value Measurement at
		December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
Company owned life insurance policies (1)	$23,787	$—	$23,787	$—
	$23,787	$—	$23,787	$—
Liabilities:
Deferred compensation liabilities	$16,284	$—	$16,284	$—
	$16,284	$—	$16,284	$—

(1) Company-owned life insurance policies have cash surrender value and are intended to assist in funding deferred compensation liabilities and other benefit plans.

13. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
(Gain) loss on sale of assets	$96	$(157)
Results of non-consolidated subsidiaries	(137)	(93)
Foreign exchange (gain) loss, net	(144)	(417)
Rents and royalties	(145)	(171)
Return on pension assets and other pension costs	(326)	(145)
Loss on lease abandonment and other exit costs	641	—
Assets write-down	1,015	—
Severance and other charges	—	3,332
Insurance and other settlements	(604)	(669)
Other, net	(424)	(43)
Total other (income) expense, net	$(28)	$1,637

During the three months ended March 31, 2023, we abandoned certain leases in the U.S. and Canada and incurred costs of $0.6 million. We integrated and relocated certain of our facilities in Canada and wrote down related leasehold improvements and right of use assets of $1.0 million.

During the three months ended March 31, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million. During the three months ended March 31, 2022, we received insurance settlement of $0.7 million associated with business interruptions and property losses to certain facilities caused by the North America mid-continent winter storm in February 2021.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2023	2022
British Pound	$(251)	$(36)
Canadian Dollar	58	73
Colombian Peso	53	98
Euro	84	(98)
Russian Ruble	(251)	(602)
Other currencies, net	163	148
Foreign exchange (gain) loss, net	$(144)	$(417)

14. INCOME TAX EXPENSE (BENEFIT)

The Company recorded an income tax expense of $0.6 million and income tax benefit of $1.2 million for the three months ended March 31, 2023, and 2022, respectively. The effective tax rate for the three months ended March 31, 2023, was 20.0%

Return to Index

recorded on income before income taxes of $3.1 million. The effective tax rate for the three months ended March 31, 2022, was 39.4% recorded on a loss before income taxes of $3.0 million. The tax rate for the three months ended March 31, 2022 was largely impacted by the release of withholding tax related to unrepatriated earnings of our Russian subsidiary, which are not expected to be distributed in the foreseeable future.

15. EARNINGS PER SHARE

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

	Three Months Ended
	March 31,
	2023	2022
Weighted average common shares outstanding - basic	46,634	46,298
Effect of dilutive securities:
Restricted shares	105	—
Performance shares	742	—
Weighted average common shares outstanding - diluted	47,481	46,298

For the three months ended March 31, 2022, the number of outstanding performance and restricted shares of Core Laboratories N.V. common shares that were excluded from the diluted earnings per share calculation, as their impact would be antidilutive, were as follows (in thousands):

Three Months Ended
March 31, 2022
Restricted shares	146
Performance shares	818

16. SEGMENT REPORTING

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

Return to Index

We use the same accounting policies to prepare our operating segment results as are used to prepare our consolidated financial statements. All interest and other non-operating income (expense) is attributable to Corporate & Other and is not allocated to specific operating segments. Summarized financial information concerning our operating segments is shown in the following table (in thousands):

	Reservoir Description	Production Enhancement	Corporate & Other (1)	Consolidated
Three months ended March 31, 2023
Revenue from unaffiliated clients	$80,188	$48,168	$—	$128,356
Inter-segment revenue	41	54	(95)	—
Segment operating income (loss)	2,471	3,281	729	6,481
Total assets (at end of period)	302,855	167,017	123,745	593,617
Capital expenditures	1,562	618	28	2,208
Depreciation and amortization	2,885	991	168	4,044
Three months ended March 31, 2022
Revenue from unaffiliated clients	$74,754	$40,546	$—	$115,300
Inter-segment revenue	125	33	(158)	—
Segment operating income (loss)	361	(918)	166	(391)
Total assets (at end of period)	305,949	145,019	133,950	584,918
Capital expenditures	2,080	57	160	2,297
Depreciation and amortization	2,971	1,340	246	4,557

(1) "Corporate & Other" represents those items that are not directly related to a particular operating segment and eliminations.

Return to Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion highlights the current operating environment and summarizes the financial position of Core Laboratories N.V. and its subsidiaries as of March 31, 2023, and should be read in conjunction with (i) the unaudited interim consolidated financial statements and notes thereto included elsewhere in this Quarterly Report and (ii) the audited consolidated financial statements and accompanying notes to our 2022 Annual Report.

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

We operate our business in two segments: Reservoir Description and Production Enhancement. These complementary operating segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing oil and gas recovery from new and existing fields.

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

On January 17, 2023, the Company filed a proxy statement/prospectus announcing its intention to reorganize the Company’s corporate structure, which will include redomestication (the “Redomestication”) of the parent company from the Netherlands to the United States as Core Laboratories Inc., a Delaware corporation. The Company and its Board of Supervisory Directors believes that the Redomestication will enhance shareholder value over the long-term through simplifying the corporate structure, improving operational efficiencies and reducing administrative costs.

The Redomestication requires a shareholder vote for approval, which was conducted through an extraordinary general meeting of the Company’s shareholders on March 29, 2023, and received an affirmative vote. The transaction is expected to become effective approximately 30 days following the date of the extraordinary general meeting, on May 1, 2023.

See Note 1 – Description of Business of the Notes to the Interim Consolidated Financial Statements for further details.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Certain statements contained in this Management's Discussion and Analysis of Financial

Return to Index

Condition and Results of Operations section, including those under the headings "Outlook" and "Liquidity and Capital Resources", and in other parts of this Quarterly Report, are forward-looking. In addition, from time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. Forward-looking statements can be identified by the use of forward-looking terminology such as "may", "will", "believe", "expect", "anticipate", "estimate", "continue", or other similar words, including statements as to the intent, belief, or current expectations of our directors, officers, and management with respect to our future operations, performance, or positions or which contain other forward-looking information. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. While management believes that these forward-looking statements are reasonable as and when made, no assurances can be given that the future results indicated, whether expressed or implied, will be achieved. While we believe that these statements are and will be accurate, our actual results and experience may differ materially from the anticipated results or other expectations expressed in our statements due to a variety of risks and uncertainties.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risks and uncertainties, see Part II, "Item 1A - Risk Factors" of this Quarterly Report and "Item 1A - Risk Factors" in our 2022 Annual Report and other reports filed by us with the SEC.

Outlook

Currently, global oil inventories are low relative to historical levels and supply from OPEC+ and other oil producing nations are not expected to be sufficient to meet forecasted oil demand growth for the next few years. In October 2022, OPEC+ determined to reduce production beginning in November 2022 through December 2023 by 2 million bbls per day, due to the uncertainty surrounding the global economic and oil market outlooks. On April 2, 2023, OPEC+ announced further reductions in production of around 1.16 million bbls per day in addition to the October 2022 reductions as a precautionary measure aimed at supporting the stability of the oil market. The current global demand for crude oil and natural gas remains at a high level and according to the latest International Energy Agency’s report, global demand is expected to increase throughout 2023. As a result, it is anticipated that crude-oil commodity prices for the near-term will remain at current levels or increase if projections for demand remain accurate. In 2022, capital spending towards the exploration of crude oil and natural gas reached their highest level in over a decade, and our clients' activities associated with the appraisal, development and production of crude oil and natural gas are also expected to increase for the remainder of 2023. However, we believe some oil and gas operators will continue to manage their capital spending within free cash flow and maintain their focus on improving and maintaining a stronger balance sheet, which also is expected to moderate future growth in activities associated with the production of oil and gas.

The geopolitical conflict between Russia and Ukraine that erupted in February 2022, caused disruptions to traditional maritime supply chains associated with the movement of crude oil, primarily reducing the level of crude oil sourced from Russia and being imported into various European ports. The disruptions to traditional maritime supply chains of crude oil and derived products, such as diesel fuel, and associated sanctions imposed on maritime exports of these products out of Russia, also caused significant volatility in both the prices and trading patterns of these products during 2022 and into 2023. The average crude-oil prices for the first quarter of 2023 were significantly lower compared to the average prices for 2022, however, crude-oil prices still remain elevated when compared to 2021, prior to the Russia-Ukraine conflict.

The maritime supply chains associated with the movement of crude oil continue to realign and establish new logistical and trading patterns, as Europe finds new suppliers of crude oil to import into the region, and maritime exports from Russia find new destinations. Thus, Core Lab expects supply lines to continue to realign, and the Company's volume of associated laboratory services to increase commensurate with the trading and movement of crude-oil into Europe and across the globe. The situation continues to evolve and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. We have no way to predict the progress or outcome of the

Return to Index

conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government responses, are fluid and beyond our control.

Our major clients continue to focus on capital management, return on invested capital, free cash flow, and returning capital to their shareholders, as opposed to a focus on production growth. The companies adopting value versus volume metrics tend to be the more technologically sophisticated operators and form the foundation of Core Lab’s worldwide client base. As oil and gas commodity prices have stabilized or are expected to increase in the near to mid-term, the Company expects our clients’ activities associated with increasing oil and gas reserves and production levels will continue to increase in the coming years. Additionally, some of our major clients have begun investing in projects to reduce the levels of CO2 in the atmosphere, including carbon capture and sequestration projects. The Company’s activities on these projects increased significantly in 2022 and is expected to continue expanding in 2023 and beyond.

As part of our long-term growth strategy, we continue to expand our market presence by opening or expanding facilities in strategic areas and optimizing our global network to be aligned with client demand and market conditions. More recently, we have expanded our laboratory capabilities in Qatar, Saudi Arabia and Brazil, but have consolidated facilities in the United States and Canada. We believe our market presence in strategic areas provides us a unique opportunity to serve our clients who have global operations, whether they are international oil companies, national oil companies, or independent oil companies.

Results of Operations

Our results of operations as a percentage of applicable revenue are as follows (in thousands):

	Three Months Ended March 31,				Change
	2023		2022		$	%
REVENUE:
Services	$91,076	71%	$84,723	73%	$6,353	7%
Product sales	37,280	29%	30,577	27%	6,703	22%
Total revenue	128,356	100%	115,300	100%	13,056	11%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	70,934	78%	68,857	81%	2,077	3%
Cost of product sales, exclusive of depreciation expense shown below*	30,594	82%	28,095	92%	2,499	9%
Total cost of services and product sales	101,528	79%	96,952	84%	4,576	5%
General and administrative expense, exclusive of depreciation expense shown below	16,331	13%	12,545	11%	3,786	30%
Depreciation and amortization	4,044	3%	4,557	4%	(513)	(11)%
Other (income) expense, net	(28)	—%	1,637	1%	(1,665)	NM
OPERATING INCOME (LOSS)	6,481	5%	(391)	—%	6,872	NM
Interest expense	3,429	3%	2,644	2%	785	30%
Income (loss) before income taxes	3,052	2%	(3,035)	(3)%	6,087	NM
Income tax expense (benefit)	610	—%	(1,196)	(1)%	1,806	NM
Net income (loss)	2,442	2%	(1,839)	(2)%	4,281	NM
Net income (loss) attributable to non-controlling interest	69	—%	49	—%	20	NM
Net income (loss) attributable to Core Laboratories N.V.	$2,373	2%	$(1,888)	(2)%	$4,261	NM

Other Data:
Current ratio (1)	2.38:1		2.03:1
Debt to EBITDA ratio (2)	2.52:1		3.08:1
Debt to Adjusted EBITDA ratio (3)	2.18:1		2.23:1

“NM” means not meaningful

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

	Three Months Ended				Change
	March 31, 2023		December 31, 2022		$	%
REVENUE:
Services	$91,076	71%	$88,938	70%	$2,138	2%
Product sales	37,280	29%	38,633	30%	(1,353)	(4)%
Total revenue	128,356	100%	127,571	100%	785	1%
OPERATING EXPENSES:
Cost of services, exclusive of depreciation expense shown below*	70,934	78%	69,656	78%	1,278	2%
Cost of product sales, exclusive of depreciation expense shown below*	30,594	82%	30,160	78%	434	1%
Total cost of services and product sales	101,528	79%	99,816	78%	1,712	2%
General and administrative expense, exclusive of depreciation expense shown below	16,331	13%	8,724	7%	7,607	87%
Depreciation and amortization	4,044	3%	4,073	3%	(29)	(1)%
Other (income) expense, net	(28)	—%	(660)	(1)%	632	(96)%
OPERATING INCOME (LOSS)	6,481	5%	15,618	12%	(9,137)	(59)%
Interest expense	3,429	3%	3,081	2%	348	11%
Income (loss) before income taxes	3,052	2%	12,537	10%	(9,485)	(76)%
Income tax expense (benefit)	610	—%	5,847	5%	(5,237)	(90)%
Net income (loss)	2,442	2%	6,690	5%	(4,248)	(63)%
Net income (loss) attributable to non-controlling interest	69	—%	(61)	—%	130	NM
Net income (loss) attributable to Core Laboratories N.V.	$2,373	2%	$6,751	5%	$(4,378)	(65)%

Other Data:
Current ratio (1)	2.38:1		2.05:1
Debt to EBITDA ratio (2)	2.52:1		2.68:1
Debt to Adjusted EBITDA ratio (3)	2.18:1		2.29:1

“NM” means not meaningful

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

Operating Results for the Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022 and December 31, 2022

Service Revenue

Service revenue is primarily tied to activities associated with the exploration, appraisal, development, and production of oil, gas and derived products outside the U.S. For the three months ended March 31, 2023, service revenue was $91.1 million, an increase of 7% year-over-year and 2% sequentially. Year-over-year, the increase was due to slight growth in activity levels in

Return to Index

international markets, which continued to be impacted by the Russia-Ukraine geopolitical conflict, coupled with a moderate increase in activity levels in the U.S. market. Sequentially, the Company would normally experience a seasonal decline in international activity, however, activity levels were relatively flat in international markets as supply chains have stabilized in Europe, activity on international projects has improved, and activity levels in the U.S. increased moderately.

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

Product Sales Revenue

For the three months ended March 31, 2023, product sales revenue of $37.3 million increased 22% year-over-year and decreased 4% sequentially. Rig count is one indicator of activity levels associated with the exploration and production of oil and gas. The average rig count for U.S. land increased over 20% year-over-year and decreased 2% sequentially. The growth in U.S. land activity levels was softened by a significant decrease in natural gas commodity prices, which began to weaken sharply in December 2022. The average rig count for international markets increased 11% year-over-year and 1% sequentially. Year-over-year our product sales revenue increased by 15% in the U.S. market and 28% in the international markets, as a result of the increased drilling activity. Sequentially, our product sales revenue in the U.S. market increased approximately 3% as a result of the increased activity, outperforming the average rig count and estimated well completion activity; however, product sales revenue in the international markets decreased by approximately 8% due to a lower level of large bulk orders completed in the three months ended March 31, 2023.

Cost of Services, excluding depreciation

Cost of services was $70.9 million for the three months ended March 31, 2023, an increase of 3% year-over-year and 2% sequentially. Cost of services expressed as a percentage of service revenue decreased to 78% for the three months ended March 31, 2023, compared to 81% for the same period in the prior year, and remained flat compared to the prior quarter. The year-over-year improvement in cost of services as a percentage of service revenue for the three months ended March 31, 2023, was primarily associated with improved utilization of our global laboratory network on higher revenue.

Cost of Product Sales, excluding depreciation

Cost of product sales was $30.6 million for the three months ended March 31, 2023, an increase of 9% year-over-year and 1% sequentially. Cost of product sales expressed as a percentage of product sales revenue was 82% for the three months ended March 31, 2023, compared to 92% for the same period in the prior year, and 78% for the prior quarter. Year-over-year, the lower cost of product sales as a percentage of product sales revenue was primarily due to improved manufacturing productivity and absorption of fixed costs on a higher revenue base. Sequentially, the higher cost of product sales as a percentage of product sales revenue was primarily due to higher inflation which has increased our shipping and raw materials costs, and a slight decrease in manufacturing productivity.

General and Administrative Expense, excluding depreciation

General and administrative ("G&A") expense includes corporate management and centralized administrative services that benefit our operations. G&A expense for the three months ended March 31, 2023 was $16.3 million, an increase of $3.8 million year-over-year and $7.6 million sequentially. The variances across these three quarters are primarily due to adjustments in the recognition of stock-based compensation expense during those periods. The three months ended March 31, 2023 includes a charge of $6.5 million to recognize accelerated stock compensation expense recorded for retirement eligible employees compared to a charge of $3.9 million for the same quarter in the prior year. The three months ended December 31, 2022 includes the reversal of $1.9 million in stock compensation expense previously recognized, to align and revalue the compensation expense with the vesting level of performance share awards.

Return to Index

Depreciation and Amortization Expense

Depreciation and amortization expense for the three months ended March 31, 2023, was $4.0 million a decrease of 11% year-over-year and relatively flat sequentially. Year-over-year, the decrease in depreciation and amortization expense was primarily due to more assets that became fully depreciated compared to additional capital expenditures.

Other (Income) Expense, Net

The components of other (income) expense, net, are as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
(Gain) loss on sale of assets	$96	$(157)
Results of non-consolidated subsidiaries	(137)	(93)
Foreign exchange (gain) loss, net	(144)	(417)
Rents and royalties	(145)	(171)
Return on pension assets and other pension costs	(326)	(145)
Loss on lease abandonment and other exit costs	641	—
Assets write-down	1,015	—
Severance and other charges	—	3,332
Insurance and other settlements	(604)	(669)
Other, net	(424)	(43)
Total other (income) expense, net	$(28)	$1,637

During the three months ended March 31, 2023, we abandoned certain leases in the U.S. and Canada and incurred costs of $0.6 million. We integrated and relocated certain of our facilities in Canada and wrote down related leasehold improvements and right of use assets of $1.0 million.

For the three months ended March 31, 2023, the State of Louisiana expropriated the access road to one of our facilities and paid us a settlement of $0.6 million. During the three months ended March 31, 2022, we received insurance settlement of $0.7 million associated with business interruptions and property losses to certain facilities caused by the North America mid-continent winter storm in February 2021.

Foreign exchange (gain) loss, net by currency is summarized in the following table (in thousands):

	Three Months Ended
	March 31,
	2023	2022
British Pound	$(251)	$(36)
Canadian Dollar	58	73
Colombian Peso	53	98
Euro	84	(98)
Russian Ruble	(251)	(602)
Other currencies, net	163	148
Foreign exchange (gain) loss, net	$(144)	$(417)

Interest Expense

Interest expense for the three months ended March 31, 2023 was $3.4 million compared to $2.6 million and $3.1 million for the three months ended March 31, 2022 and December 31, 2022, respectively. The variances are primarily associated with higher interest rates on our aggregated variable rate debt in the respective quarters.

Return to Index

Income Tax Expense (Benefit)

The Company recorded an income tax expense of $0.6 million and income tax benefit of $1.2 million for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was 20.0%. The effective tax rate for the three months ended March 31, 2022 was 39.4%. The tax rate for the three months ended March 31, 2022, was largely impacted by the release of withholding tax related to unrepatriated earnings of our Russian subsidiary, which are not expected to be distributed in the foreseeable future.

Segment Analysis

We operate our business in two reportable segments. These complementary segments provide different services and products and utilize different technologies for evaluating and improving reservoir performance and increasing the recovery of oil and gas from new and existing fields. The following tables summarize our results by segment (in thousands):

	Three Months Ended March 31,		2023/2022		Three Months Ended December 31,	Q1/Q4
	2023	2022	$ Change	% Change	2022	$ Change	% Change
Revenue:
Reservoir Description	$80,188	$74,754	$5,434	7%	$78,124	$2,064	3%
Production Enhancement	48,168	40,546	7,622	19%	49,447	(1,279)	(3)%
Consolidated	$128,356	$115,300	$13,056	11%	$127,571	$785	1%
Operating income (loss):
Reservoir Description	$2,471	$361	$2,110	584%	$6,817	$(4,346)	(64)%
Production Enhancement	3,281	(918)	4,199	NM	7,904	(4,623)	(58)%
Corporate and Other (1)	729	166	563	NM	897	(168)	NM
Consolidated	$6,481	$(391)	$6,872	NM	$15,618	$(9,137)	(59)%
"NM" means not meaningful (1) "Corporate and Other" represents those items that are not directly related to a particular operating segment.

Reservoir Description

Reservoir Description operations rely heavily on international and offshore activity levels, including existing producing fields and transportation of crude oil across the globe, with approximately 80% of its revenue sourced from producing fields, development projects and movement of crude oil products outside the U.S. The Company continues to see improvement in international projects across several international regions; however, increases in project activity have been offset by disruptions caused by the Russia-Ukraine geopolitical conflict. The Russia-Ukraine geopolitical conflict that erupted in February 2022 caused disruptions and changes in the maritime movement and logistical trading patterns for crude oil and derived products, primarily exports from Russia being transported into Europe.

Revenue from the Reservoir Description operating segment of $80.2 million for the three months ended March 31, 2023 increased 7% year-over-year and 3% sequentially. The year-over-year increase was primarily due to increased core and reservoir fluids analysis services on international projects along with moderate growth on projects in the U.S. during the three months ended March 31, 2023 compared to the same period in 2022. The sequential increase in revenue is primarily due to the recovery of activity levels in European regions, as the supply chains associated with the movement of crude oil realign to new trading patterns, offset by normal seasonal declines.

Operating income of $2.5 million for the three months ended March 31, 2023 increased $2.1 million, year-over-year and decreased $4.3 million sequentially. Year-over-year, the operating income increased due to higher revenue and improved utilization of our global laboratory network. These improvements have been partially offset by certain charges that are higher in the three months ended March 31, 2023 compared to the three months ended March 31, 2022: 1) a charge of $4.2 million

Return to Index

associated with accelerated stock compensation expense for retirement eligible employees in 2023 compared to a charge of $2.5 million in the same period of 2022; and 2) a charge of $1.3 million associated with facility exit and consolidation expenses in the United States and Canada in 2023, with no similar expenses in the same period of 2022. Sequentially, the decrease in operating income in the three months ended March 31, 2023 was primarily due to the additional stock compensation expenses, and facility exit and consolidation expenses, as discussed above. There were no similar charges or expenses recorded in the three months ended December 31, 2022.

Operating margins were 3% for the three months ended March 31, 2023 compared to less than 1% for the three months ended March 31, 2022, and 9% for the three months ended December 31, 2022. Year-over-year, the higher operating margin for the three months ended March 31, 2023 was primarily due to higher revenue and improved utilization, which were partially offset by the additional stock compensation expenses, and facility exit and consolidation expenses, as discussed above. Sequentially, the decreased operating margin was primarily impacted by the additional stock compensation expense, and facility exit and consolidation expenses, as discussed above.

We continue to focus on large-scale core analysis and reservoir fluids characterization studies in the Asia-Pacific region, offshore Europe and Africa, offshore South America, North America, Southern Namibia and the Middle East. We are also engaged in both newly developed fields and brownfield extensions in offshore areas such as Australia, Brazil, Guyana, the Gulf of Mexico, the Middle East and the North Sea. Analysis of crude oil derived products also occurs in every major producing region of the world. In particular, we anticipate increased demand for our proprietary laboratory technological services in the Middle East as a result of several factors, including Core Lab’s completion of a comprehensive reservoir fluid laboratory in Doha, Qatar, resumption of production from the Wafra oilfield located within the onshore Partitioned Neutral Zone in the southern part of Kuwait, as well as expansion of the North Gas Field in Qatar. Additionally, Core Lab, under the direction of The CarbonNet Project, commenced the second phase of advanced rock property analysis of conventional core extracted from the Gular-1 appraisal well, which is associated with the assessment of a large prospective geologic subsurface structure located in the Gippsland Basin offshore the southeast coast of Australia that could be used for carbon capture and sequestration.

Production Enhancement

Production Enhancement operations are largely focused on complex completions in unconventional, tight-oil reservoirs in the U.S. as well as conventional projects across the globe. During the year 2022, U.S. land drilling and completion activities continued to increase throughout the year, until a normal seasonal drop starting in mid-November 2022. Although U.S. land drilling and completion activities began to increase again in January 2023, the growth was softened by a significant decrease in natural gas commodity prices. International drilling and completion activities continued to show slight improvement during the three months ended March 31, 2023.

Revenue from the Production Enhancement operating segment of $48.2 million for the three months ended March 31, 2023, increased 19% year-over-year and decreased 3% sequentially. Year-over-year, the increase was primarily driven by a significant increase in both the drilling and completion of land wells in the U.S. and improved activity in international markets. Sequentially, the decrease was primarily driven by a decrease in lower bulk sales to international markets.

Operating income was $3.3 million for the three months ended March 31, 2023 compared to an operating loss of $0.9 million for the same period in the prior year and operating income of $7.9 million in the three months ended December 31, 2022. The year-over-year increase in operating income was primarily due to improved manufacturing efficiencies and absorption of fixed costs on a significantly higher revenue base. These improved operating efficiencies have been partially offset by increased cost of materials and shipping as a result of inflation. Sequentially, the decrease in operating income was due primarily to: 1) lower manufacturing efficiencies and absorption of fixed costs on a lower revenue base; and 2) accelerated stock compensation expense for retirement eligible employees recorded in the three months ended March 31, 2023 of $2.3 million, and no similar accelerated stock compensation expense was recorded in the three months ended December 31, 2022.

Operating margins for the three months ended March 31, 2023 were 7%, compared to operating margins of (2)% for the same period in the prior year and 16% in the three months ended December 31, 2022. Year-over-year, the higher margins in the three

Return to Index

months ended March 31, 2023 were primarily driven by improved manufacturing efficiencies and absorption of fixed costs on a higher revenue base, offset by the impact of higher materials and shipping costs, as discussed above. Sequentially, the decreased operating margin was primarily due to changes in stock compensation expense and lower manufacturing efficiencies, as discussed above.

Our clients remain focused on using technological solutions for their projects to optimize and improve daily production and estimated ultimate recovery from their reservoirs. We continue to develop new technologies and benefit from our clients’ acceptance of new services and products, led by HERO™ PerFRAC, GoGun™, FLOWPROFILER EDS™ and ReFRAC technologies. Core Lab recently introduced GoTrace™. GoTrace™ is a new innovative technology that incorporates our diagnostic services into the Company’s energetic system products, using Core Lab’s Kodiak™ propellant-assisted perforating system with Core Lab’s SpectraChem™ chemical diagnostic tracers. Additionally, Core Lab continues to build on the success of its proprietary Plug and Abandonment Perforating System (“PAC™”) in applications related to well plug and abandonment programs and slot recovery.

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

We are currently a holding company incorporated in the Netherlands, and after the Transaction, we will be a holding company incorporated in Delaware. Therefore, we conduct substantially all of our operations through our subsidiaries. Our cash availability is largely dependent upon the ability of our subsidiaries to pay cash dividends or otherwise distribute or advance funds to us and on the terms and conditions of our existing and future credit arrangements. There are no restrictions preventing any of our subsidiaries from repatriating earnings, except for the unrepatriated earnings of our Russian subsidiary which are not expected to be distributed in the foreseeable future, and there are no restrictions or income taxes associated with distributing cash to the parent company through loans or advances. As of March 31, 2023, $9.9 million of our $16.3 million of cash was held by our foreign subsidiaries.

The Company continues to maintain the quarterly dividend of $0.01, established in 2020, and directing excess free cash flow towards the reduction of debt.

Cash Flows

The following table summarizes cash flows (in thousands):

	Three Months Ended March 31,		2023/2022
	2023	2022	% Change
Cash flows provided by (used in):
Operating activities	$(3,169)	$5,290	NM
Investing activities	(2,038)	428	NM
Financing activities	6,064	(1,384)	NM
Net change in cash and cash equivalents	$857	$4,334	(80)%

Cash flows used in operating activities for the three months ended March 31, 2023 were $3.2 million as a result of increased working capital, primarily inventory, accounts receivable, income tax receivable and a reduction in accounts payable. Cash

Return to Index

flows provided by operating activities for the three months ended March 31, 2022 were $5.3 million as a result of lower investment in working capital corresponding with operating activity levels.

Cash flows used in investing activities for the three months ended March 31, 2023 of $2.0 million were driven primarily by funding capital expenditures of $2.2 million. Cash flows provided by investing activities for the three months ended March 31, 2022 of $0.4 million were driven primarily by net proceeds received on company owned life insurance policies and proceeds from insurance settlement of $2.1 million and $0.6 million, respectively, offset by funding capital expenditures of $2.3 million.

Cash flows provided by financing activities for the three months ended March 31, 2023 of $6.1 million were driven primarily by advances on our Credit Facility of $8.0 million, offset by quarterly dividend payments of $0.4 million and financing of Redomestication costs of $1.3 million. Cash flows used in financing activities for the three months ended March 31, 2022 of $1.4 million were driven primarily by advances on our Credit Facility of $1.0 million, offset by cash used in quarterly dividend payments of $0.4 million and repurchase of common shares of $1.9 million.

During the three months ended March 31, 2023, we repurchased 57 of our common shares to satisfy personal tax liabilities of participants in our stock-based compensation plan for an aggregate purchase price of $1 thousand.

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

	Three Months Ended March 31,		2023/2022
	2023	2022	% Change
Free cash flow calculation:
Net cash provided by (used in) operating activities	$(3,169)	$5,290	NM
Less: Cash paid for capital expenditures	(2,208)	(2,297)	(4)%
Free cash flow	$(5,377)	$2,993	NM

Changes in cash provided by (used in) operating activities for the three months ended March 31, 2023, and 2022 are discussed above. Free cash flow decreased for the three months ended March 31, 2023, compared to the same period in 2022 in line with the decrease in cash provided by operating activities offset by slightly lower capital expenditures of $0.1 million.

Senior Notes, Credit Facility and Available Future Liquidity

We, along with CLIH as issuer, have three series of senior notes outstanding with an aggregate principal amount of $135 million that were issued through private placement transactions. Series B of the 2011 Senior Notes was issued in 2011. Series B consists of $75 million in aggregate principal amount and bears interest at a fixed rate of 4.11% and is due in full on September 30, 2023. Interest on Series B of the 2011 Senior Notes is payable semi-annually on March 30 and September 30. We intend to

Return to Index

repay the 2011 Senior Notes Series B with borrowings under our existing long-term credit facility; therefore, we continue to classify them as long-term debt.

Series A and Series B of the 2021 Senior Notes were issued and funded in 2021. Series A of the 2021 Senior Notes consists of $45 million in aggregate principal amount that bear interest at a fixed rate of 4.09% and is due in full on January 12, 2026. Series B of the 2021 Senior Notes consists of $15 million in aggregate principal amount that bears interest at a fixed rate of 4.38% and is due in full on January 12, 2028. Interest on each series of the 2021 Senior Notes is payable semi-annually on June 30 and December 30.

We, along with our wholly owned subsidiary CLIH, have a credit facility, the Eighth Amended and Restated Credit Agreement (as amended, the "Credit Facility") modifying and extending the existing credit facility for an aggregate borrowing commitment of $135 million with a $50 million "accordion" feature. The Credit Facility is secured by first priority interests in (1) substantially all of the tangible and intangible personal property, and equity interest of CLIH and certain of the Company's U.S. and foreign subsidiary companies; and (2) instruments evidencing intercompany indebtedness owing to the Company, CLIH and certain of the Company's U.S. and foreign subsidiary companies. Under the Credit Facility, the SOFR plus 2.00% to SOFR plus 3.00% will be applied to outstanding borrowings. Any outstanding balance under the Credit Facility is due at maturity on July 25, 2026, subject to springing maturity on July 12, 2025, if any portion of the Company's 2021 Senior Notes Series A due January 12, 2026, in the aggregate principal amount of $45 million, remain outstanding on July 12, 2025, unless the Company's liquidity equals or exceeds the principal amount of the 2021 Senior Notes Series A outstanding on such date. The available capacity at any point in time is reduced by outstanding borrowings and outstanding letters of credit which totaled approximately $9 million at March 31, 2023, resulting in an available borrowing capacity under the Credit Facility of approximately $78 million. In addition to indebtedness under the Credit Facility, we had approximately $6 million of outstanding letters of credit and performance guarantees and bonds from other sources as of March 31, 2023.

The terms of the Credit Facility and Senior Notes require us to meet certain covenants, including, but not limited to, an interest coverage ratio (calculated as consolidated EBITDA divided by interest expense) and a leverage ratio (calculated as consolidated net indebtedness divided by consolidated EBITDA), where consolidated EBITDA (as defined in each agreement) and interest expense are calculated using the most recent four fiscal quarters. The Credit Facility and Senior Notes include a cross-default provision, whereby a default under one agreement may trigger a default in the other agreements. The Credit Facility has more restrictive covenants with a minimum interest coverage ratio of 3.00 to 1.00 and permits a maximum leverage ratio of 2.50 to 1.00. The Credit Facility allows non-cash charges such as impairment of assets, stock compensation and other non-cash charges to be added back in the calculation of consolidated EBITDA. The terms of our Credit Facility also allow us to negotiate in good faith to amend any ratio or requirement to preserve the original intent of the agreement if any change in accounting principles would affect the computation of any financial ratio or covenant of the Credit Facility. In accordance with the terms of the Credit Facility, our leverage ratio is 2.18, and our interest coverage ratio is 6.20, each for the period ended March 31, 2023. We believe that we are in compliance with all covenants contained in our Credit Facility and Senior Notes. Certain of our material, wholly owned subsidiaries, are guarantors or co-borrowers under the Credit Facility and Senior Notes.

See Note 11 - Derivative Instruments and Hedging Activities of the Notes to the Interim Consolidated Financial Statements, for additional information regarding interest rate swap agreements we have entered to fix the underlying risk-free rate on our Credit Facility and long-term debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our 2022 Annual Report.

Item 4. Controls and Procedures

A complete discussion of our controls and procedures is included in our 2022 Annual Report.

Return to Index

Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023, at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our system of internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Return to Index

CORE LABORATORIES N.V.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9 - Commitments and Contingencies of the Notes to the Interim Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Our business faces many risks. Any of the risks discussed in this Quarterly Report or our other SEC filings could have a material impact on our business, financial position or results of operations.

Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our securities, please refer to "Item 1A - Risk Factors" in our 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

The following table provides information about purchases of equity securities that are registered by us pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares That May Yet be Purchased Under the Program (2)(3)
January 1 - 31, 2023	—	$—	—	4,602,942
February 1 - 28, 2023 (1)	57	$25.79	—	4,603,035
March 1 - 31, 2023	—	$—	—	4,603,035
Total	57	$25.79	—

(1)
During the three months ended March 31, 2023, 57 shares were surrendered to us by participants in a stock-based compensation plan to settle any personal tax liabilities which may result from the award.
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
(3)
We distributed 150 treasury shares upon vesting of stock-based awards during the three months ended March 31, 2023.

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

CORE LABORATORIES N.V.

Date:	April 27, 2023	By:	/s/ Christopher S. Hill
Christopher S. Hill
Chief Financial Officer
(Duly Authorized Officer and
Principal Financial Officer)

Return to Index